Form 10-Q
period 2010-03-31
ARCH CAPITAL GROUP LTD.
filed 2010-05-07
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of the registrant’s common shares (par value, $0.01 per share) outstanding as of May 4, 2010 was 52,307,829.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income for each of the three-month periods ended March 31, 2010 and March 31, 2009 and the consolidated statements of cash flows for the three month periods ended March 31, 2010 and March 31, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of March 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, NY
May 7, 2010

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: 2010, $9,129,065; 2009, $9,227,432)	$9,295,680	$9,391,926
Short-term investments available for sale, at market value (amortized cost: 2010, $671,902; 2009, $570,469)	669,798	571,489
Investment of funds received under securities lending agreements, at market value (amortized cost: 2010, $182,338; 2009, $96,590)	177,954	91,160
TALF investments, at market value (amortized cost: 2010, $400,347; 2009, $247,192)	406,997	250,265
Other investments (cost: 2010, $251,917; 2009, $162,505)	263,608	172,172
Investment funds accounted for using the equity method	405,584	391,869
Total investments	11,219,621	10,868,881

Cash	338,708	334,571
Accrued investment income	74,214	70,673
Investment in joint venture (cost: $100,000)	102,946	102,855
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	184,221	212,820
Securities purchased under agreements to resell using funds received under securities lending agreements	—	115,839
Premiums receivable	699,385	595,030
Unpaid losses and loss adjustment expenses recoverable	1,643,573	1,659,500
Paid losses and loss adjustment expenses recoverable	67,734	60,770
Prepaid reinsurance premiums	250,841	277,985
Deferred acquisition costs, net	298,371	280,372
Receivable for securities sold	1,427,085	187,171
Other assets	628,407	609,323
Total Assets	$16,935,106	$15,375,790

Liabilities
Reserve for losses and loss adjustment expenses	$7,898,162	$7,873,412
Unearned premiums	1,495,265	1,433,331
Reinsurance balances payable	114,254	156,500
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at market value (par: 2010, $346,950; 2009, $218,740)	346,746	217,565
Securities lending payable	189,024	219,116
Payable for securities purchased	1,429,529	136,381
Other liabilities	683,369	616,136
Total Liabilities	12,556,349	11,052,441

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares ($0.01 par, issued and outstanding: 13,000,000)	130	130
Common shares ($0.01 par, issued and outstanding: 2010, 52,709,934; 2009, 54,761,678)	527	548
Additional paid-in capital	420,796	578,336
Retained earnings	3,816,342	3,605,809
Accumulated other comprehensive income, net of deferred income tax	140,962	138,526
Total Shareholders’ Equity	4,378,757	4,323,349
Total Liabilities and Shareholders’ Equity	$16,935,106	$15,375,790

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Revenues
Net premiums written	$767,754	$822,863
Increase in unearned premiums	(97,837)	(122,299)
Net premiums earned	669,917	700,564
Net investment income	92,972	95,882
Net realized gains (losses)	47,782	(5,164)

Other-than-temporary impairment losses	(2,336)	(97,422)
Less investment impairments recognized in other comprehensive income, before taxes	730	61,288
Net impairment losses recognized in earnings	(1,606)	(36,134)

Fee income	794	925
Equity in net income (loss) of investment funds accounted for using the equity method	29,050	(9,581)
Other income	5,978	3,951
Total revenues	844,887	750,443

Expenses
Losses and loss adjustment expenses	428,051	400,542
Acquisition expenses	117,624	126,458
Other operating expenses	106,806	87,116
Interest expense	7,260	5,712
Net foreign exchange gains	(38,601)	(25,205)
Total expenses	621,140	594,623

Income before income taxes	223,747	155,820

Income tax expense	6,753	9,490

Net Income	216,994	146,330

Preferred dividends	6,461	6,461

Net income available to common shareholders	$210,533	$139,869

Net income per common share
Basic	$3.97	$2.32
Diluted	$3.79	$2.24

Weighted average common shares and common share equivalents outstanding
Basic	53,039,026	60,313,550
Diluted	55,513,827	62,559,969

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$130	$130

Common Shares
Balance at beginning of year	548	605
Common shares issued, net	4	—
Purchases of common shares under share repurchase program	(25)	(0)
Balance at end of period	527	605

Additional Paid-in Capital
Balance at beginning of year	578,336	994,585
Common shares issued	14	—
Exercise of stock options	16,700	528
Common shares retired	(181,350)	(3,760)
Amortization of share-based compensation	7,096	4,318
Other	—	746
Balance at end of period	420,796	996,417

Retained Earnings
Balance at beginning of year	3,605,809	2,693,239
Cumulative effect of change in accounting principle (1)	—	61,469
Balance at beginning of year, as adjusted	3,605,809	2,754,708
Dividends declared on preferred shares	(6,461)	(6,461)
Net income	216,994	146,330
Balance at end of period	3,816,342	2,894,577

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	138,526	(255,594)
Cumulative effect of change in accounting principle (1)	—	(61,469)
Balance at beginning of year, as adjusted	138,526	(317,063)
Change in unrealized appreciation in value of investments, net of deferred income tax	5,240	119,277
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(730)	(61,288)
Foreign currency translation adjustments, net of deferred income tax	(2,074)	(2,259)
Balance at end of period	140,962	(261,333)

Total Shareholders’ Equity	$4,378,757	$3,630,396

(1) Adoption of accounting guidance regarding the recognition and presentation of other-than-temporary impairments.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Comprehensive Income
Net income	$216,994	$146,330
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	42,847	62,757
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(730)	(61,288)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(37,607)	56,520
Foreign currency translation adjustments	(2,074)	(2,259)
Other comprehensive income	2,436	55,730
Comprehensive Income	$219,430	$202,060

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income	$216,994	$146,330
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(49,483)	5,620
Net impairment losses recognized in earnings	1,606	36,134
Equity in net (income) loss of investment funds accounted for using the equity method and other income	(15,012)	10,428
Share-based compensation	7,096	4,318
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	91,247	83,763
Unearned premiums, net of prepaid reinsurance premiums	96,645	120,867
Premiums receivable	(116,571)	(94,777)
Deferred acquisition costs, net	(19,655)	(18,933)
Reinsurance balances payable	(36,669)	11,278
Other liabilities	41,448	2,802
Other items, net	(33,023)	(13,027)
Net Cash Provided By Operating Activities	184,623	294,803

Investing Activities
Purchases of:
Fixed maturity investments	(4,597,713)	(3,037,132)
Other investments	(185,102)	(22,670)
Proceeds from the sales of:
Fixed maturity investments	4,443,108	2,782,462
Other investments	101,235	24,027
Proceeds from redemptions and maturities of fixed maturity investments	212,625	168,758
Net purchases of short-term investments	(102,921)	(204,924)
Change in investment of securities lending collateral	30,092	179,191
Purchases of furniture, equipment and other assets	(1,803)	(7,647)
Net Cash Used By Investing Activities	(100,479)	(117,935)

Financing Activities
Purchases of common shares under share repurchase program	(181,272)	(1,552)
Proceeds from common shares issued, net	10,591	(1,688)
Proceeds from borrowings	214,526	—
Repayments of borrowings	(86,317)	—
Change in securities lending collateral	(30,092)	(179,191)
Other	5,061	742
Preferred dividends paid	(6,461)	(6,461)
Net Cash Used For Financing Activities	(73,964)	(188,150)

Effects of exchange rate changes on foreign currency cash	(6,043)	3,580

Increase (decrease) in cash	4,137	(7,702)
Cash beginning of year	334,571	251,739
Cash end of period	$338,708	$244,037

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the Company’s audited consolidated financial statements and related notes and the section entitled “Risk Factors.”

The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

2.      Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This ASU is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued an ASU, which defers the effective date of certain amendments to recent consolidation requirements concerning variable interest entities (“VIEs”) relating to a reporting entity’s interest in certain types of entities (primarily investment funds) and clarifies other aspects of the amendments. As a result of the deferral, a reporting entity will not be required to apply the consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. This ASU also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the ASU also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The Company adopted the amended guidance on January 1, 2010, and its adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2010, the FASB issued an ASU to improve disclosure requirements related to fair value measurements. The ASU requires more robust disclosures about (i) different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs to fair value measurements for both Levels 2 and 3, (iii) the activity within Level 3 fair value measurements (i.e., in the reconciliation for fair value measurements using significant unobservable inputs activity should be presented on a gross basis), and (iv) the transfers between Levels 1, 2 and 3, (i.e., include the reasons for significant transfers in and out of Levels 1 and 2 ).The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which will become effective for fiscal years beginning after December 15, 2010. Accordingly, the Company adopted the appropriate disclosure provisions of the ASU on January 1, 2010.

In June 2009, the FASB issued amendments to the guidance regarding the consolidation of VIEs, which affect all entities currently within the scope of the December 2003 revised version of the guidance, as well as qualifying special-purpose entities that are currently excluded from the scope of the guidance. The amendments require an analysis to determine whether a variable interest gives a company a controlling financial interest in a VIE. In addition, they require an ongoing reassessment of all VIEs and eliminate the quantitative approach previously required for determining whether a company is the primary beneficiary. The Company adopted the amended guidance on January 1, 2010, and its adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued an amendment to the guidance regarding accounting for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity from the guidance regarding the accounting for transfers and servicing of financial assets and extinguishment of liabilities, and removes the exception from applying to the consolidation of VIEs. This amendment also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting and enhances disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective prospectively to transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The Company adopted this amendment on January 1, 2010 and its adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.       Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program, consisting of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 24.5 million common shares for an aggregate purchase price of $1.69 billion. During the 2010 first quarter, ACGL repurchased 2.5 million common shares for an aggregate purchase price of $181.3 million, compared to a de minimis number of shares and aggregate purchase price of $1.6 million during the 2009 period.

At March 31, 2010, approximately $810.1 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In connection with the share repurchase program, the Warburg Pincus funds waived their rights relating to share repurchases under its shareholders agreement with ACGL for all repurchases of common shares by ACGL under the share repurchase program in open market transactions and certain privately negotiated transactions.

Non-Cumulative Preferred Shares

ACGL’s outstanding non-cumulative preferred shares consist of $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) and $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares” and together with the Series A Preferred Shares, the “Preferred Shares”). ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. During the 2010 and 2009 first quarters, the Company paid $6.5 million to holders of the Preferred Shares. At March 31, 2010, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the 2010 and 2009 first quarters, interest expense on the Senior Notes was $5.5 million. The market value of the Senior Notes at March 31, 2010 and December 31, 2009 was $300.8 million and $298.6 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of March 31, 2010, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at March 31, 2010. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement, the Company has access to letter of credit facilities for up to a total of $1.45 billion. Arch Reinsurance Ltd. (“Arch Re Bermuda”) also has access to other letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at March 31, 2010. At such date, the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company had $777.8 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a market value of $909.8 million. In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points.

TALF Program

The Company participates in the Federal Reserve Bank of New York‘s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to the Company, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. The Company can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings.

The Company elected to carry the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. As of March 31, 2010, the Company had $407.0 million of securities under TALF which are reflected as “TALF investments, at market value” and $346.7 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, the Company had $250.3 million of securities under TALF which are reflected as “TALF investments, at market value” and $217.6 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” The original maturity dates for the TALF borrowings vary between 2 to 5 years with floating or fixed coupons depending on the related TALF investments.

Interest Paid

During the 2010 first quarter, the Company made interest payments of $1.8 million related to its debt and financing arrangements, compared to $0.2 million for the 2009 first quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.      Segment Information

The Company classifies its businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). The Company’s insurance and reinsurance operating segments each have segment managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chairman, President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. The Company determined its reportable operating segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Three Months Ended
	March 31, 2010
	Insurance	Reinsurance	Total

Gross premiums written (1)	$633,576	$323,477	$953,687
Net premiums written (1)	452,924	314,830	767,754

Net premiums earned (1)	429,477	240,440	669,917
Fee income	753	41	794
Losses and loss adjustment expenses	(312,011)	(116,040)	(428,051)
Acquisition expenses, net	(67,431)	(50,193)	(117,624)
Other operating expenses	(80,720)	(20,398)	(101,118)
Underwriting income (loss)	$(29,932)	$53,850	23,918

Net investment income			92,972
Net realized gains			47,782
Net impairment losses recognized in earnings			(1,606)
Equity in net income of investment funds accounted for using the equity method			29,050
Other income			5,978
Other expenses			(5,688)
Interest expense			(7,260)
Net foreign exchange gains			38,601
Income before income taxes			223,747
Income tax expense			(6,753)

Net income			216,994
Preferred dividends			(6,461)
Net income available to common shareholders			$210,533

Underwriting Ratios
Loss ratio	72.6%	48.3%	63.9%
Acquisition expense ratio (2)	15.5%	20.9%	17.4%
Other operating expense ratio	18.8%	8.5%	15.1%
Combined ratio	106.9%	77.7%	96.4%

(1)   Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $3.4 million, respectively, of gross and net premiums written and $0.3 million and $3.5 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)   The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2009
	Insurance	Reinsurance	Total

Gross premiums written (1)	$638,409	$390,129	$1,024,971
Net premiums written (1)	441,586	381,277	822,863

Net premiums earned (1)	401,097	299,467	700,564
Fee income	870	55	925
Losses and loss adjustment expenses	(270,015)	(130,527)	(400,542)
Acquisition expenses, net	(57,623)	(68,835)	(126,458)
Other operating expenses	(62,908)	(18,192)	(81,100)
Underwriting income	$11,421	$81,968	93,389

Net investment income			95,882
Net realized losses			(5,164)
Net impairment losses recognized in earnings			(36,134)
Equity in net loss of investment funds accounted for using the equity method			(9,581)
Other income			3,951
Other expenses			(6,016)
Interest expense			(5,712)
Net foreign exchange gains			25,205
Income before income taxes			155,820
Income tax expense			(9,490)

Net income			146,330
Preferred dividends			(6,461)
Net income available to common shareholders			$139,869

Underwriting Ratios
Loss ratio	67.3%	43.6%	57.2%
Acquisition expense ratio (2)	14.1%	23.0%	17.9%
Other operating expense ratio	15.7%	6.1%	11.6%
Combined ratio	97.1%	72.7%	86.7%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31,
	2010		2009
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$100,665	22.2	$106,029	24.0
Programs	70,498	15.6	74,807	16.9
Executive assurance	61,355	13.5	50,079	11.3
Professional liability	58,726	13.0	52,008	11.8
Construction	36,322	8.0	36,571	8.3
National accounts casualty	30,809	6.8	24,227	5.5
Casualty	25,463	5.6	26,539	6.0
Travel and accident	21,806	4.8	17,534	4.0
Surety	8,091	1.8	11,358	2.6
Healthcare	8,524	1.9	11,219	2.5
Other (2)	30,665	6.8	31,215	7.1
Total	$452,924	100.0	$441,586	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$95,037	22.1	$73,840	18.4
Programs	66,159	15.4	66,669	16.6
Executive assurance	56,322	13.1	47,816	11.9
Professional liability	62,245	14.5	58,234	14.5
Construction	34,485	8.0	40,420	10.1
National accounts casualty	21,773	5.1	14,439	3.6
Casualty	28,069	6.5	32,698	8.2
Travel and accident	16,078	3.7	13,156	3.3
Surety	10,258	2.4	13,391	3.3
Healthcare	9,943	2.3	10,928	2.7
Other (2)	29,108	6.9	29,506	7.4
Total	$429,477	100.0	$401,097	100.0

Net premiums written by client location (1)
United States	$303,168	66.9	$317,044	71.8
Europe	102,489	22.6	92,396	20.9
Other	47,267	10.5	32,146	7.3
Total	$452,924	100.0	$441,586	100.0

Net premiums written by underwriting location (1)
United States	$302,437	66.8	$320,829	72.7
Europe	133,739	29.5	105,313	23.8
Other	16,748	3.7	15,444	3.5
Total	$452,924	100.0	$441,586	100.0

(1)   Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.3 million, respectively, for the 2010 first quarter and premiums written and earned of $0.1 million and $0.5 million, respectively, for the 2009 first quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $3.4 million and $3.5 million, respectively, for the 2010 first quarter and premiums written and earned of $3.5 million and $4.7 million, respectively, for the 2009 first quarter.

(2)   Includes excess workers’ compensation, employers’ liability, and collateral protection business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31,
	2010		2009
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property catastrophe	$88,802	28.2	$91,903	24.1
Property excluding property catastrophe (2)	74,927	23.8	119,088	31.2
Casualty (3)	72,582	23.1	99,432	26.1
Other specialty	54,762	17.4	40,712	10.7
Marine and aviation	21,238	6.7	28,523	7.5
Other	2,519	0.8	1,619	0.4
Total	$314,830	100.0	$381,277	100.0

Net premiums earned (1)
Property catastrophe	$53,873	22.4	$58,601	19.6
Property excluding property catastrophe (2)	79,239	33.0	96,231	32.1
Casualty (3)	70,436	29.3	85,946	28.7
Other specialty	17,769	7.4	33,450	11.2
Marine and aviation	18,072	7.5	24,830	8.3
Other	1,051	0.4	409	0.1
Total	$240,440	100.0	$299,467	100.0

Net premiums written (1)
Pro rata	$118,037	37.5	$181,222	47.5
Excess of loss	196,793	62.5	200,055	52.5
Total	$314,830	100.0	$381,277	100.0

Net premiums earned (1)
Pro rata	$130,871	54.4	$194,518	65.0
Excess of loss	109,569	45.6	104,949	35.0
Total	$240,440	100.0	$299,467	100.0

Net premiums written by client location (1)
United States	$171,001	54.3	$229,968	60.3
Europe	107,142	34.0	101,501	26.6
Bermuda	22,675	7.2	37,567	9.9
Other	14,012	4.5	12,241	3.2
Total	$314,830	100.0	$381,277	100.0

Net premiums written by underwriting location (1)
Bermuda	$164,934	52.4	$195,600	51.3
United States	103,726	32.9	146,193	38.3
Other	46,170	14.7	39,484	10.4
Total	$314,830	100.0	$381,277	100.0

(1)   Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $3.4 million and $3.5 million, respectively, for the 2010 first quarter and premiums written and earned of $3.5 million and $4.7 million, respectively, for the 2009 first quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.3 million, respectively, for the 2010 first quarter and premiums written and earned of $0.1 million and $0.5 million, respectively, for the 2009 first quarter.

(2)   Includes facultative business.

(3)   Includes professional liability, executive assurance and healthcare business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a portion of their premium through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis. The Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. In addition, the Company’s reinsurance subsidiaries may purchase retrocessional coverage as part of their risk management program. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2010	2009

Premiums Written
Direct	$617,935	$620,446
Assumed	335,752	404,525
Ceded	(185,933)	(202,108)
Net	$767,754	$822,863

Premiums Earned
Direct	$600,645	$587,760
Assumed	262,535	332,567
Ceded	(193,263)	(219,763)
Net	$669,917	$700,564

Losses and Loss Adjustment Expenses
Direct	$398,951	$351,493
Assumed	107,167	147,145
Ceded	(78,067)	(98,096)
Net	$428,051	$400,542

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At March 31, 2010, approximately 90.2% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.71 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.5% of the Company’s total shareholders’ equity. At December 31, 2009, approximately 90.0% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.8% of the Company’s total shareholders’ equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Investment Information

The following table summarizes the Company’s invested assets:

	March 31,	December 31,
	2010	2009

Fixed maturities available for sale, at market value	$9,295,680	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value (1)	181,871	208,826
Total fixed maturities	9,477,551	9,600,752
Short-term investments available for sale, at market value	669,798	571,489
Short-term investments pledged under securities lending agreements, at market value (1)	2,350	3,994
TALF investments, at market value	406,997	250,265
Other investments	263,608	172,172
Investment funds accounted for using the equity method	405,584	391,869
Total investments (1)	11,225,888	10,990,541
Securities transactions entered into but not settled at the balance sheet date	(2,444)	50,790
Total investments, net of securities transactions	$11,223,444	$11,041,331

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $178.0 million and $207.0 million at March 31, 2010 and December 31, 2009, respectively, and included the $184.2 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	Estimated	Gross	Gross		OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

March 31, 2010:
Corporate bonds	$2,929,992	$94,809	$(14,477)	$2,849,660	$(19,073)
Mortgage backed securities	1,850,700	20,840	(36,172)	1,866,032	(44,164)
U.S. government and government agencies	1,435,477	10,288	(5,828)	1,431,017	(492)
Commercial mortgage backed securities	1,073,487	37,040	(8,890)	1,045,337	(3,750)
Municipal bonds	873,272	37,032	(2,168)	838,408	(130)
Non-U.S. government securities	719,697	29,759	(11,664)	701,602	(351)
Asset backed securities	594,926	21,809	(5,519)	578,636	(4,662)
Total	$9,477,551	$251,577	$(84,718)	$9,310,692	$(72,622)

December 31, 2009:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)
Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

(1)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At March 31, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $24.8 million, compared to $37.9 million at December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2010:
Corporate bonds	$609,246	$(12,137)	$38,333	$(2,340)	$647,579	$(14,477)
Mortgage backed securities	587,249	(26,187)	64,912	(9,985)	652,161	(36,172)
U.S. government and government agencies	786,526	(5,815)	141	(13)	786,667	(5,828)
Commercial mortgage backed securities	60,979	(490)	72,292	(8,400)	133,271	(8,890)
Municipal bonds	186,073	(2,168)	—	—	186,073	(2,168)
Non-U.S. government securities	264,398	(11,664)	—	—	264,398	(11,664)
Asset backed securities	50,580	(2,020)	23,010	(3,499)	73,590	(5,519)
	2,545,051	(60,481)	198,688	(24,237)	2,743,739	(84,718)

Other investments	3,086	(402)	31,310	(3,325)	34,396	(3,727)
Short-term investments	54,202	(3,227)	—	—	54,202	(3,227)
Total	$2,602,339	$(64,110)	$229,998	$(27,562)	$2,832,337	$(91,672)

December 31, 2009:
Corporate bonds	$547,376	$(7,742)	$45,399	$(5,241)	$592,775	$(12,983)
Mortgage backed securities	636,817	(33,388)	62,382	(12,148)	699,199	(45,536)
U.S. government and government agencies	1,112,534	(12,510)	5,309	(489)	1,117,843	(12,999)
Commercial mortgage backed securities	154,087	(4,808)	67,744	(6,916)	221,831	(11,724)
Municipal bonds	151,412	(2,284)	—	—	151,412	(2,284)
Non-U.S. government securities	218,394	(7,712)	—	—	218,394	(7,712)
Asset backed securities	101,679	(5,838)	22,915	(2,382)	124,594	(8,220)
	2,922,299	(74,282)	203,749	(27,176)	3,126,048	(101,458)

Other investments	9,071	(304)	29,439	(5,195)	38,510	(5,499)
Short-term investments	64,616	(1,858)	—	—	64,616	(1,858)
Total	$2,995,986	$(76,444)	$233,188	$(32,371)	$3,229,174	$(108,815)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Estimated	Amortized	Estimated	Amortized
Maturity	Market Value	Cost	Market Value	Cost

Due in one year or less	$226,299	$229,882	$227,668	$220,095
Due after one year through five years	3,603,876	3,505,794	3,988,306	3,885,111
Due after five years through 10 years	1,873,249	1,835,942	1,844,377	1,800,371
Due after 10 years	255,014	249,069	337,376	334,065
	5,958,438	5,820,687	6,397,727	6,239,642
Mortgage backed securities	1,850,700	1,866,032	1,449,382	1,481,760
Commercial mortgage backed securities	1,073,487	1,045,337	1,185,799	1,162,362
Asset backed securities	594,926	578,636	567,844	554,351
Total	$9,477,551	$9,310,692	$9,600,752	$9,438,115

At March 31, 2010, on a lot level basis, approximately 1,120 security lots out of a total of approximately 4,810 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.1 million. At December 31, 2009, on a lot level basis, approximately 1,430 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.2 million.

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its investments in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. For the 2010 first quarter and 2009 first quarter, the Company recorded $1.6 million and $36.1 million of net impairment losses recognized in earnings, respectively. A description of the methodology and significant inputs used to measure the amount of OTTI related to credit losses of $1.6 million in the 2010 first quarter is as follows:

•             Asset backed securities — the Company recorded $1.2 million of OTTI related to credit losses in the 2010 first quarter. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis on home equity asset backed securities includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2010 first quarter, the expected recovery values were reduced on a number of asset backed securities backed by sub-prime or Alt-A collateral due to reductions in the expected recovery values on such securities. These reductions followed the quarterly review of information received which indicated increases in expected default rates, foreclosure costs and other factors. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. For non-home equity asset backed securities, the Company used reports and analysis from asset managers and rating agencies in order to determine an

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expected recovery value for such securities. The amortized cost basis of the asset backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Mortgage backed securities — the Company recorded $0.4 million of OTTI related to credit losses in the 2010 first quarter. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2010 first quarter, the expected recovery values were reduced on a number of mortgage backed securities due to reductions in the expected recovery values on such securities in each period. These reductions followed the quarterly review of information received which indicated increases in expected default expectations and foreclosure costs. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

The Company believes that the $0.7 million of OTTI included in accumulated other comprehensive income at March 31, 2010 on the securities which were considered by the Company to be impaired was due to market and sector-related factors, including limited liquidity and wide credit spreads (i.e., not credit losses). At March 31, 2010, the Company did not have the intent to sell such securities, and determined that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2010	2009

Balance at start of year	$84,147	$35,474
Credit loss impairments recognized on securities not previously impaired	204	12,647
Credit loss impairments recognized on securities previously impaired	1,402	9,135
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(265)	—
Balance at end of period	$85,488	$57,256

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Lending Agreements

At March 31, 2010, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $184.2 million and $184.0 million, respectively. At December 31, 2009, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $212.8 million and $214.7 million, respectively.

At March 31, 2010, the market value and amortized cost of the reinvested collateral, shown as “Investment of funds received under securities lending agreements,” totaled $178.0 million and $182.3 million, respectively. At December 31, 2009, the market value and amortized cost of the reinvested collateral shown as “Investment of funds received under securities lending agreements” totaled $91.2 million and $96.6 million, respectively, while “Securities purchased under agreements to resell using funds received under securities lending agreements” totaled $115.8 million.

TALF Program

As of March 31, 2010, the Company had $407.0 million of securities under TALF which are reflected as “TALF investments, at market value” and $346.7 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, the Company had $250.3 million of TALF investments, at market value, and $217.6 million of TALF borrowings, at market value. Changes in market value for both the securities and borrowings are included in “Net realized gains (losses)” while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense. The Company recorded net realized gains for the 2010 first quarter of $2.6 million on the TALF program, consisting of realized gains of $3.6 million and realized losses of $1.0 of million on the TALF investments and TALF borrowings, respectively. See Note 4, “Debt and Financing Arrangements—TALF Program,” for further details.

Other Investments

Other investments include: (i) mutual funds which invest in fixed maturity securities and (ii) privately held securities, equities and other which include the Company’s investment in Aeolus LP (see Note 12), an equity portfolio which includes allocations to global natural resource markets and a mutual fund which invests in equities, fixed income, commodities and property as part of a total return objective. The Company elected to carry the equity portfolio at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities.

The following table details the Company’s other investments:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Market Value	Cost	Market Value	Cost

Fixed income mutual funds	$70,204	$65,264	$63,146	$60,571
Privately held securities, equities and other	193,404	186,653	109,026	101,934
Total	$263,608	$251,917	$172,172	$162,505

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investment Funds Accounted for Using the Equity Method

The Company recorded $29.1 million of equity in net income related to investment funds accounted for using the equity method for the 2010 first quarter, compared to $9.6 million of equity in net losses for the 2009 first quarter. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $405.6 million at March 31, 2010, compared to $391.9 million at December 31, 2009. The Company’s investment commitments relating to investment funds accounted for using the equity method totaled approximately $95.0 million at March 31, 2010.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company has investments in segregated portfolios which are primarily used to provide collateral or guarantees for letters of credit to third parties. See Note 4, “Debt and Financing Arrangements—Letter of Credit and Revolving Credit Facilities,” for further details. In addition, the Company maintains assets on deposit which are available to settle insurance and reinsurance liabilities to third parties. In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2010 and December 31, 2009, such amounts approximated $4.30 billion and $4.28 billion, respectively. The following table details the value of restricted assets:

	March 31,	December 31,
	2010	2009

Assets used for collateral or guarantees	$1,021,470	$1,017,482
Deposits with U.S. regulatory authorities	285,883	279,136
Trust funds	113,961	115,585
Deposits with non-U.S. regulatory authorities	87,205	76,094
Total restricted assets	$1,508,519	$1,488,297

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2010	2009

Fixed maturities	$97,661	$96,958
Short-term investments	230	1,240
Other (1)	485	1,565
Gross investment income	98,376	99,763
Investment expenses	(5,404)	(3,881)
Net investment income	$92,972	$95,882

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended
	March 31,
	2010	2009

Fixed maturities	$40,215	$6,170
Other investments	(700)	(18,586)
Other (1)	8,267	7,252
Net realized gains (losses)	$47,782	$(5,164)

(1) Primarily consists of net realized gains or losses related to investment-related derivatives, foreign currency forward contracts and changes in the market value of TALF investments and TALF borrowings.

Proceeds from the sales of fixed maturities during the 2010 first quarter were $4.44 billion, compared to $2.78 billion for the 2009 first quarter. Gross gains of $60.8 million and $71.6 million were realized on those transactions during the 2010 first quarter and 2009 first quarter, respectively, while gross losses were $20.6 million and $65.4 million, respectively. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at March 31, 2010 were approximately $93.3 million, compared to $84.8 million at December 31, 2009. The Company recorded realized losses of $1.3 million on such securities for the 2010 first quarter, compared to realized gains of $4.0 million for the 2009 first quarter.

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At March 31, 2010, the Company obtained an average of 3.0 quotes per investment, compared to 2.6 quotes at December 31, 2009. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at March 31, 2010 or December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.1 billion of financial assets and liabilities measured at fair value at March 31, 2010, approximately $1.62 billion, or 14.6%, were priced using non-binding broker-dealer quotes. Of the $10.74 billion of financial assets and liabilities measured at fair value at December 31, 2009, approximately $1.17 billion, or 10.8%, were priced using non-binding broker-dealer quotes.

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of the accounting guidance regarding fair value measurement, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market. On January 1, 2010, the Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors.

Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, non-U.S. government securities, TALF investments and TALF borrowings, certain short-term securities and certain other investments.

The Company determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, the Company determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, Level 3 securities include a small number of premium-tax bonds. The Company reviews the classification of its investments each quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level:

		Fair Value Measurement Using:
	Estimated Market	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010:
Assets measured at fair value:
Fixed maturities: (1)
Corporate bonds	$2,929,992	$—	$2,752,318	$177,674
Mortgage backed securities	1,850,700	—	1,850,700	—
U.S. government and government agencies	1,435,477	1,435,477	—	—
Commercial mortgage backed securities	1,073,487	—	1,073,487	—
Municipal bonds	873,272	—	873,272	—
Non-U.S. government securities	719,697	—	719,697	—
Asset backed securities	594,926	—	594,926	—
Total	9,477,551	1,435,477	7,864,400	177,674

Short-term investments (1)	672,148	607,617	64,531	—
TALF investments, at market value	406,997	—	406,997	—
Other investments	201,595	76,334	73,774	51,487
Total assets measured at fair value	$10,758,291	$2,119,428	$8,409,702	$229,161

Liabilities measured at fair value:
TALF borrowings, at market value	$346,746	$—	$346,746	$—

December 31, 2009:
Assets measured at fair value:
Fixed maturities: (1)
Corporate bonds	$3,134,088	$—	$2,955,703	$178,385
Mortgage backed securities	1,449,382	—	1,449,382	—
U.S. government and government agencies	1,553,672	466,779	1,086,893	—
Commercial mortgage backed securities	1,185,799	—	1,185,799	—
Municipal bonds	957,752	—	957,752	—
Non-U.S. government securities	752,215	—	752,215	—
Asset backed securities	567,844	—	567,844	—
Total	9,600,752	466,779	8,955,588	178,385

Short-term investments (1)	575,483	564,281	11,202	—
TALF investments, at market value	250,265	—	250,265	—
Other investments	95,374	36,374	9,332	49,668
Total assets measured at fair value	$10,521,874	$1,067,434	$9,226,387	$228,053

Liabilities measured at fair value:
TALF borrowings, at market value	$217,565	$—	$217,565	$—

(1)               In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $178.0 million and $207.0 million at March 31, 2010 and December 31, 2009, respectively, and included the $184.2 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As discussed earlier, the Company determined that all U.S. Treasuries would be classified as Level 1 securities on January 1, 2010 due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors. Such determination resulted in $1.09 billion of U.S. Treasuries which were previously classified as Level 2 being moved into Level 1. No securities were reclassified between Level 2 and Level 3 during the 2010 first quarter.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended March 31, 2010:
Balance at beginning of period	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	5,797	18	5,815
Included in other comprehensive income	(6,508)	1,819	(4,689)
Purchases, issuances and settlements	—	(18)	(18)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$177,674	$51,487	$229,161

Three Months Ended March 31, 2009:
Balance at beginning of period	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(519)	(14,307)	(14,826)
Included in other comprehensive income	(11,491)	6,722	(4,769)
Purchases, issuances and settlements	—	5	5
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$130,561	$32,759	$163,320

(1)     Gains or losses on fixed maturities were recorded as a component of net investment income while gains or losses on other investments were recorded in net realized gains (losses).

The amount of total gains for the 2010 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010 was $5.8 million. The amount of total losses for the 2009 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009 was $0.5 million.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2010 or December 31, 2009. The following table summarizes information on the balance sheet locations, market values and notional values of the Company’s derivative instruments:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Estimated Market Value	Notional Value	Estimated Market Value	Notional Value

March 31, 2010:
Futures contracts	Other investments	$1,087	$1,496,332	$(560)	$306,534
Foreign currency forward contracts	Other investments	901	72,189	(5,071)	324,211
TBAs	Fixed maturities	955,049	913,305	(918,890)	880,700
Other	Other investments	2,295	42,595	(1,445)	771,637
Total		$959,332		$(925,966)

December 31, 2009:
Futures contracts	Other investments	$577	$472,904	$(208)	$513,034
Foreign currency forward contracts	Other investments	757	73,340	(12,408)	310,030
TBAs	Fixed maturities	11,070	11,000	(616)	600
Other	Other investments	26	1,975	(1,010)	143,870
Total		$12,430		$(14,242)

The following table summarizes derivative instrument activity in the consolidated statements of operations:

	Location of Gain or (Loss)	Three Months Ended
	Recognized in Income on	March 31,
Derivatives not designated as hedging instruments	Derivative	2010	2009

Futures contracts	Net realized gains (losses)	$161	$(427)
Foreign currency forward contracts	Net realized gains (losses)	5,108	7,225
TBAs	Net realized gains (losses)	1,321	—
Other	Net realized gains (losses)	827	454
Total		$7,417	$7,252

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2010	2009

Net income	$216,994	$146,330
Preferred dividends	(6,461)	(6,461)
Net income available to common shareholders (numerator)	$210,533	$139,869

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding — basic (denominator)	53,039,026	60,313,550
Effect of dilutive common share equivalents:
Nonvested restricted shares	390,909	274,167
Stock options (1)	2,083,892	1,972,252
Weighted average common shares and common share equivalents outstanding — diluted (denominator)	55,513,827	62,559,969

Earnings per common share:
Basic	$3.97	$2.32
Diluted	$3.79	$2.24

(1)     Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2010 first quarter and 2009 first quarter, the number of stock options excluded were 108,184 and 697,273, respectively.

11.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2010, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 3.0% for the 2010 first quarter, compared to 6.1% for the 2009 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $53.0 million at March 31, 2010, compared to $56.3 million at December 31, 2009. In addition, the Company paid $0.7 million for income taxes, net of recoveries, during the 2010 first quarter, compared to $2.2 million for the 2009 first quarter.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $3.0 million of federal excise taxes in the 2010 first quarter, compared to $3.3 million in the 2009 first quarter. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2009 Form 10-K. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $4.78 billion in capital at March 31, 2010 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

During the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity, which reduced the amount and availability of capital in the insurance industry. In addition, certain of our competitors experienced significant financial difficulties. During the first six months of 2009, we experienced rate stabilization and some improvements in rates. However, with no significant catastrophic activity in the 2009 third quarter and substantial improvements in market values across most investment sectors, the degree of rate improvement we saw in the first six months of 2009 was moderated and the pricing environment was basically unchanged at the end of 2009.

During the 2010 first quarter, in general, rates for all lines of business were slightly down from previous periods, with increased competition experienced in executive assurance and certain property lines of business. In the 2010 first quarter, catastrophe losses were above long term averages in parts of the world, such as the recent Chilean earthquake. While these events affected the 2010 first quarter industry underwriting results, it is not anticipated at this time that these events will cause significant increases in global property rates.

The current economic conditions could continue to have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. In addition, volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders’ equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses and in determining our investment strategies. We continue to believe that the most attractive area from a pricing point of view remains U.S. catastrophe-exposed business. We expect that our writings in this business will continue to represent a significant proportion of our overall book, which could increase the volatility of our operating results.

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2010, our modeled peak zone catastrophe exposure is a Northeast windstorm, with a net probable maximum pre-tax loss of $719 million. Based on in-force exposure estimated as of January 1, 2010, our modeled peak zone exposure was a hurricane affecting the Florida Tri-County area, with a net probable maximum pre-tax loss of $750 million. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2010, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 75% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2009 Form 10-K.

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price.

Book value per common share was $76.91 at March 31, 2010, compared to $73.01 at December 31, 2009. The 5.3% growth in the 2010 first quarter was generated through underwriting results and investment returns and also reflects the accretive impact of share repurchases made during the period.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders’ equity during the period. After-tax operating income available to common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.”

Our Operating ROAE was 9.8% for the 2010 first quarter, compared to 21.1% for the 2009 first quarter. The lower Operating ROAE for the 2010 first quarter resulted from a higher level of catastrophic events than in the 2009 first quarter along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return

Pre-tax total return (before investment expenses):
2010 first quarter	1.58%	1.95%
2009 first quarter	1.09%	(0.45)%

(1)         Our investment expenses were approximately 0.20% of average invested assets in the 2010 first quarter, compared to 0.15% in the 2009 first quarter.

Comment on Non-GAAP Financial Measures

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to common shareholders, which is defined as net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. The presentation of after-tax operating income available to common shareholders is a “non-GAAP financial measure” as defined in Regulation G. The reconciliation of such measure to net income available to common shareholders (the most directly comparable GAAP financial measure) in accordance with Regulation G is included under “Results of Operations” below.

We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses from the calculation of after-tax operating income available to common shareholders.

We believe that showing net income available to common shareholders exclusive of the items referred to above reflects the underlying fundamentals of our business since we evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income available to common shareholders, we believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this measure follows industry practice and, therefore, allows the users of financial information to compare our performance with our industry peer group. We believe that the equity analysts and certain rating agencies which follow us and the insurance industry as a whole generally exclude these items from their analyses for the same reasons.

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended
	March 31,
	2010	2009

After-tax operating income available to common shareholders	$98,731	$169,001
Net realized gains (losses), net of tax	45,503	(9,111)
Net impairment losses recognized in earnings, net of tax	(1,606)	(36,134)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	29,050	(9,581)
Net foreign exchange gains, net of tax	38,855	25,694
Net income available to common shareholders	$210,533	$139,869

The lower level of after-tax operating income in the 2010 first quarter compared to the 2009 first quarter resulted from a higher level of catastrophic events than in the 2009 first quarter along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	March 31,
	2010	2009

Gross premiums written	$633,576	$638,409
Net premiums written	452,924	441,586

Net premiums earned	$429,477	$401,097
Fee income	753	870
Losses and loss adjustment expenses	(312,011)	(270,015)
Acquisition expenses, net	(67,431)	(57,623)
Other operating expenses	(80,720)	(62,908)
Underwriting income (loss)	$(29,932)	$11,421

Underwriting Ratios
Loss ratio	72.6%	67.3%
Acquisition expense ratio (1)	15.5%	14.1%
Other operating expense ratio	18.8%	15.7%
Combined ratio	106.9%	97.1%

(1)         The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results for the 2010 first quarter and 2009 first quarter are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2010 first quarter were 0.8% lower than in the 2009 first quarter as reductions in commercial aviation and casualty lines of business were partially offset by increases in executive assurance and professional liability business. The reduction in commercial aviation business primarily resulted from a strategic decision to reduce exposure while the lower level of casualty business was due to underwriting actions relating to the current market environment. Growth in executive assurance and professional liability business primarily resulted from contributions from business written by the insurance segment’s European operations. Net premiums written increased by 2.6%, reflecting changes in the mix of business, reinstatement premiums and the impact of changes in reinsurance structure. For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2010 first quarter were 7.1% higher than in the 2009 first quarter, and reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses. The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2010	2009

Current year	71.7%	69.6%
Prior period reserve development	0.9%	(2.3)%
Loss ratio	72.6%	67.3%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 2.1 points higher in the 2010 first quarter compared to the 2009 period, primarily due to the lack of any significant catastrophic event activity in 2009, while the 2010 current year loss ratio included 5.6 points of catastrophic activity, primarily from the Chilean earthquake in February 2010. In addition, the 2010 current year loss ratio benefited from a higher contribution of property net premiums earned in the mix of business than in the 2009 first quarter.

Prior Period Reserve Development.

2010 first quarter: The insurance segment’s net adverse development of $3.8 million, or 0.9 points, reflected adverse development in a small number of high severity casualty claims from the 2003 and 2004 accident years (i.e., the year in which a loss occurred) of $10.0 million and $6.0 million, respectively, which was partially offset by favorable development in short-tailed lines primarily consisting of reductions in property (including special risk other than marine) reserves from the 2006 to 2008 accident years of $1.6 million, $3.0 million and $7.5 million, respectively. This favorable development was due to better-than-expected non-catastrophe claims activity.

2009 first quarter: The insurance segment’s net favorable development of $9.1 million, or 2.3 points, reflected reductions in reserves for professional liability of $13.0 million driven by accident years 2005 to 2007 and healthcare of $5.0 million driven by favorable development across all prior accident years. These were partially offset by adverse development on executive assurance reserves of $6.1 million, driven by unfavorable development from the 2006 to 2008 accident years combined with favorable development from the 2005 and prior accident years, and property (including special risk) losses of $4.6 million, driven by aviation losses from the 2005 to 2007 accident years.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 34.3% in the 2010 first quarter, compared to 29.8% in the 2009 first quarter. The acquisition expense ratio was 15.5% for the 2010 first quarter, compared to 14.1% for the 2009 first quarter. The acquisition expense ratio reflects changes in the form of reinsurance ceded and mix of business compared to the 2009 first quarter. The other operating expense ratio for the 2010 first quarter included 1.4 points of costs incurred which are not currently expected to impact the insurance segment’s operating expense ratio for the balance of 2010 while the 2009 first quarter ratio benefitted from 1.6 points of reductions in compensation costs which are non-recurring.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	March 31,
	2010	2009

Gross premiums written	$323,477	$390,129
Net premiums written	314,830	381,277

Net premiums earned	$240,440	$299,467
Fee income	41	55
Losses and loss adjustment expenses	(116,040)	(130,527)
Acquisition expenses, net	(50,193)	(68,835)
Other operating expenses	(20,398)	(18,192)
Underwriting income	$53,850	$81,968

Underwriting Ratios
Loss ratio	48.3%	43.6%
Acquisition expense ratio	20.9%	23.0%
Other operating expense ratio	8.5%	6.1%
Combined ratio	77.7%	72.7%

The components of the reinsurance segment’s underwriting results for the 2010 first quarter and 2009 first quarter are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2010 first quarter were 17.1% lower than in the 2009 first quarter, primarily due to share decreases and non-renewals in property other than property catastrophe business and casualty business, partially offset by growth in the reinsurance segment’s other specialty lines. Net premiums written by the reinsurance segment in the 2010 first quarter were 17.4% lower than in the 2009 first quarter, primarily due to the items noted above. For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2010 first quarter were 19.7% lower than in the 2009 first quarter, and reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses. The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2010	2009

Current year	63.5%	57.6%
Prior period reserve development	(15.2)%	(14.0)%
Loss ratio	48.3%	43.6%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 5.9 points higher in the 2010 first quarter compared to the 2009 period, primarily due to the higher level of current year catastrophic event activity in the 2010 first quarter. The 2010 first quarter current year loss ratio included 14.2 points related to current year catastrophic activity, compared to 2.7 points in the 2009 first quarter. Specific 2010 first quarter catastrophic events included the Chilean earthquake, European Windstorm Xynthia and the Australian hailstorms and floods. The reinsurance segment’s 2010 first quarter loss ratio also reflected an increase in the underwriting profit in its property facultative operations, while the 2009 first quarter loss ratio included 1.2 points of losses related to trade credit business.

Prior Period Reserve Development.

2010 first quarter: The reinsurance segment’s net favorable development of $36.5 million, or 15.2 points, was primarily due to reductions in reserves in short-tailed lines of business. Such amount included favorable development in property catastrophe and property other than property catastrophe reserves of $19.8 million, including $5.3 million and $8.9 million from the 2008 and 2009 underwriting years, respectively, and $5.6 million from prior underwriting years. In addition, $12.4 million of favorable development developed on other specialty reserves, including $3.4 million, $1.9 million and $4.6 million from the 2004, 2008 and 2009 underwriting years, respectively. The 2010 first quarter loss ratio also benefitted from $6.8 million of favorable development on marine and aviation business, primarily from the 2007 underwriting year. Such amounts were partially offset by adverse development in casualty business of $3.2 million, including adverse development from the 2008 underwriting year of $9.5 million and favorable development in other underwriting years.

2009 first quarter: The reinsurance segment’s net favorable development of $42.0 million, or 14.0 points, reflected reductions in short-tailed and long-tailed lines of business. Reductions in short-tailed lines included $11.0 million of favorable development in other specialty reserves, including $6.0 million from the 2004 underwriting year and $3.8 million from the 2008 underwriting year, and $11.0 million from property catastrophe and property other than property catastrophe reserves, including $3.9 million, $2.6 million and $4.1 million from the 2005, 2007 and 2008 underwriting years, respectively. Favorable development included $19.1 million from casualty business, including $3.3 million, $7.3 million and $6.7 million from the 2002, 2003 and 2004 underwriting years.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 29.4% in the 2010 first quarter, compared to 29.1% in the 2009 first quarter. The acquisition expense ratio for the 2010 first quarter was 20.9%, compared to 23.0% for the 2009 first quarter. The comparison of the 2010 first quarter and 2009 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The increase in the other operating expense ratio primarily resulted from the lower level of net premiums earned in the 2010 first quarter.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2010	2009

Fixed maturities	$97,661	$96,958
Short-term investments	230	1,240
Other (1)	485	1,565
Gross investment income	98,376	99,763
Investment expenses	(5,404)	(3,881)
Net investment income	$92,972	$95,882

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

The pre-tax investment income yield was 3.41% for the 2010 first quarter, compared to 3.45% for the 2009 fourth quarter and 3.82% for the 2009 first quarter, reflecting the lower prevailing interest rates available in the market. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $29.1 million of equity in net income related to investment funds accounted for using the equity method in the 2010 first quarter, compared to $9.6 million of equity in net losses for the 2009 first quarter. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, we use the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. The equity in net income recorded in the 2010 first quarter primarily resulted from recoveries in market values in U.S. and Euro-denominated bank loan funds which were significantly impacted by the extreme volatility in the capital and credit markets during the latter portion of 2008 and early 2009. Investment funds accounted for using the equity method totaled $405.6 million at March 31, 2010, compared to $391.9 million at December 31, 2009. At March 31, 2010, our portfolio included $439.6 million of investments in bank loan funds, of which $272.3 million are reflected in the investment funds accounted for using the equity method.

Net Realized Gains or Losses

Net realized gains (losses) were as follows, excluding net impairment losses recognized in earnings:

	Three Months Ended
	March 31,
	2010	2009

Fixed maturities	$40,215	$6,170
Other investments	(700)	(18,586)
Other (1)	8,267	7,252
Net realized gains (losses)	$47,782	$(5,164)

(1) Primarily consists of realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing investment portfolios. In addition, net realized gains or losses include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at March 31, 2010 were approximately $93.3 million, compared to $84.8 million at December 31, 2009. We recorded realized losses of $1.3 million for the 2010 first quarter, compared to realized gains of $4.0 million for the 2009 first quarter.

Net Impairment Losses Recognized in Earnings

We review our investment portfolio each quarter to determine if declines in market value are other-than-temporary. The process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline. For the 2010 first quarter, we recorded $1.6 million of credit related impairments in earnings, compared to $36.1 million for the 2009 first quarter. The OTTI recorded in the 2010 first quarter primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $5.7 million for the 2010 first quarter, compared to $6.0 million for the 2009 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2010 first quarter of $38.6 million consisted of net unrealized gains of $37.9 million and net realized gains of $0.7 million, compared to net foreign exchange gains for the 2009 first quarter of $25.2 million consisted of net unrealized gains of $25.9 million and net realized losses of $0.7 million. The 2010 first quarter net foreign exchange gains primarily resulted from the strengthening of the U.S. Dollar against the Euro and British Pound during the period. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders’ equity.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2009 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements.

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

The following table summarizes our invested assets:

	March 31,	December 31,
	2010	2009

Fixed maturities available for sale, at market value	$9,295,680	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value (1)	181,871	208,826
Total fixed maturities	9,477,551	9,600,752
Short-term investments available for sale, at market value	669,798	571,489
Short-term investments pledged under securities lending agreements, at market value (1)	2,350	3,994
Cash	338,708	334,571
TALF investments, at market value	406,997	250,265
Other investments
Fixed income mutual funds	70,204	63,146
Privately held securities and other	193,404	109,026
Investment funds accounted for using the equity method	405,584	391,869
Total cash and investments (1)	11,564,596	11,325,112
Securities transactions entered into but not settled at the balance sheet date	(2,444)	50,790
Total investable assets	$11,562,152	$11,375,902

(1)         In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested at March 31, 2010 and December 31, 2009 of $178.0 million and $207.0 million, respectively, and included the $184.2 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

At March 31, 2010, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.77 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.57%. At December 31, 2009, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.87 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.64%. At March 31, 2010, approximately $6.55 billion, or 58%, of our total investments and cash was internally managed, compared to $6.6 billion, or 58%, at December 31, 2009.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	Estimated	Gross	Gross		OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

March 31, 2010:
Corporate bonds	$2,929,992	$94,809	$(14,477)	$2,849,660	$(19,073)
Mortgage backed securities	1,850,700	20,840	(36,172)	1,866,032	(44,164)
U.S. government and government agencies	1,435,477	10,288	(5,828)	1,431,017	(492)
Commercial mortgage backed securities	1,073,487	37,040	(8,890)	1,045,337	(3,750)
Municipal bonds	873,272	37,032	(2,168)	838,408	(130)
Non-U.S. government securities	719,697	29,759	(11,664)	701,602	(351)
Asset backed securities	594,926	21,809	(5,519)	578,636	(4,662)
Total	$9,477,551	$251,577	$(84,718)	$9,310,692	$(72,622)

December 31, 2009:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)
Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

(1)         Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At March 31, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $24.8 million, compared to $37.9 million at December 31, 2009.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	March 31, 2010		December 31, 2009
	Estimated	% of	Estimated	% of
Rating (1)	Market Value	Total	Market Value	Total

AAA	$7,010,314	74.0	$7,072,381	73.7
AA	1,117,951	11.8	1,281,377	13.3
A	580,769	6.1	547,104	5.7
BBB	263,195	2.8	231,988	2.4
BB	97,634	1.0	85,952	0.9
B	204,743	2.2	209,417	2.2
Lower than B	118,362	1.2	80,871	0.8
Not rated	84,583	0.9	91,662	1.0
Total	$9,477,551	100.0	$9,600,752	100.0

(1) Ratings as assigned by the major rating agencies.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,545,252	$(34,908)	41.2	$2,892,977	$(39,362)	38.8
10-20%	139,657	(23,450)	27.7	162,875	(28,542)	28.1
20-30%	38,856	(13,072)	15.4	36,872	(10,957)	10.8
30-40%	16,426	(8,951)	10.6	24,214	(12,204)	12.0
40-50%	2,684	(1,947)	2.3	8,031	(6,316)	6.2
50-60%	85	(112)	0.1	158	(171)	0.2
60-70%	151	(242)	0.3	69	(136)	0.1
70-100%	628	(2,036)	2.4	852	(3,770)	3.8
Total	$2,743,739	$(84,718)	100.0	$3,126,048	$(101,458)	100.0

Approximately 95% of the fixed maturities and fixed maturities pledged under securities lending agreements held by us were rated investment grade by the major rating agencies at March 31, 2010, compared to 95% at December 31, 2009.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$82,478	$(3,936)	4.6	$64,198	$(2,384)	2.3
10-20%	76,216	(12,504)	14.8	75,235	(13,139)	12.9
20-30%	15,091	(5,973)	7.1	8,550	(2,309)	2.3
30-40%	11,170	(6,037)	7.1	19,673	(9,704)	9.6
40-50%	1,762	(1,281)	1.5	3,303	(2,603)	2.6
50-60%	85	(112)	0.1	158	(171)	0.2
60-70%	151	(242)	0.3	69	(136)	0.1
70-100%	627	(2,036)	2.4	851	(3,028)	3.0
Total	$187,580	$(32,121)	37.9	$172,037	$(33,474)	33.0

At March 31, 2010 and December 31, 2009, below-investment grade securities comprised approximately 5% of our fixed maturities and fixed maturities pledged under securities lending agreements. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At March 31, 2010, corporate bonds represented 27% of the total below investment grade securities at market value, mortgage backed securities represented 70% of the total and 3% were in other classes. At December 31, 2009, corporate bonds represented 27% of the total below investment grade securities at market value, mortgage backed securities represented 69% of the total and 4% were in other classes.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at March 31, 2010 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated market value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by market value at March 31, 2010, excluding guaranteed amounts:

Estimated Market Value

Banco Santander SA	$90,032
JPMorgan Chase & Co.	76,935
General Electric Co.	59,284
Sovrisc BV	47,395
Total SA	45,236
Bank of America Corp.	44,799
Citigroup Inc.	44,793
The Goldman Sachs Group Inc.	41,547
Barclays PLC	39,856
Wells Fargo & Company	38,918
Total	$528,795

At March 31, 2010, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the estimated market value of which was approximately $274.9 million, or approximately 2.5% of our total investable assets. These securities had an average rating of “Aa3” by Moody’s and “AA” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of “Aa3” by Moody’s and “AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average market values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at March 31, 2010. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($116.1 million), Assured Guaranty Ltd. ($78.8 million), Ambac Financial Group, Inc. ($45.8 million), Financial Guaranty Insurance Company ($21.5 million) and the Texas Permanent School Fund ($12.7 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at March 31, 2010.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At March 31, 2010, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.85 billion, or 16.0% of total investable assets, compared to $1.45 billion, or 12.7%, at December 31, 2009. As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At March 31, 2010, CMBS constituted approximately $1.07 billion, or 9.3% of total investable assets, compared to $1.19 billion, or 10.4%, at December 31, 2009. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our mortgage backed securities (“MBS”) and CMBS at March 31, 2010, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Market Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Non-agency MBS:	2003		$3,212	AAA	$3,100	96.5%	0.0%
	2004		21,869	A-	19,483	89.1%	0.2%
	2005		71,272	BBB-	59,706	83.8%	0.5%
	2006		54,118	B-	46,806	86.5%	0.4%
	2007		68,120	CCC+	58,596	86.0%	0.5%
	2008		11,797	CCC	9,663	81.9%	0.1%
	2009	(6)	166,478	AAA	173,752	104.4%	1.5%
	2010	(6)	1,934	AAA	1,982	102.5%	0.0%
Total non-agency MBS			$398,800	A-	$373,088	93.6%	3.2%

Non-agency CMBS:	1998		3,688	AAA	3,844	104.2%	0.0%
	1999		163	AAA	163	100.0%	0.0%
	2000		4,151	AAA	4,159	100.2%	0.0%
	2001		239,312	AAA	243,407	101.7%	2.1%
	2002		66,587	AAA	68,137	102.3%	0.6%
	2003		71,551	AAA	75,271	105.2%	0.7%
	2004		99,487	AAA	99,861	100.4%	0.9%
	2005		51,154	AAA	50,782	99.3%	0.4%
	2006		64,665	AAA	67,614	104.6%	0.6%
	2007		50,128	AAA	54,654	109.0%	0.5%
Total non-agency CMBS			$650,886	AAA	$667,892	102.6%	5.8%

Additional Statistics:

	Non-Agency MBS		Non-Agency
	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	39	50	92
Weighted average life (months) (2)	30	60	29
Weighted average loan-to-value % (3)	72.7%	69.9%	71.4%
Total delinquencies (4)	22.5%	20.2%	5.1%
Current credit support % (5)	40.7%	13.4%	25.1%

(1)

Loans defeased with government/agency obligations represented approximately 27% of the collateral underlying our CMBS holdings. Non-agency CMBS statistics exclude securities backed by cell tower assets for which current data was not available (par value of $106 million, amortized cost of $103 million and an estimated market value of $110 million).

(2)

The weighted average life for MBS is based on the interest rates in effect at March 31, 2010. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 37.9% to 85.6% on MBS and 56.5% to 113.7% on CMBS.
(4)	Total delinquencies includes 60 days and over.
(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.
(6)	Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at March 31, 2010:

			Estimated Market Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Autos (1)	$228,717	AAA	$235,400	102.9%	2.0%
Credit cards (2)	240,212	AAA	250,983	104.5%	2.2%
Rate reduction bonds (3)	34,451	AAA	35,411	102.8%	0.3%
Equipment (4)	25,923	AAA	26,944	103.9%	0.2%
Student loans (5)	20,500	AAA	21,674	105.7%	0.2%
Other	9,399	AA+	8,806	93.7%	0.1%
	559,202	AAA	579,218	103.6%	5.0%

Home equity (6)	$6,579	AAA	$5,788	88.0%	0.1%
	293	A	294	100.3%	0.0%
	646	BBB	632	97.8%	0.0%
	9,651	BB to B	6,931	71.8%	0.1%
	2,019	CCC to C	1,991	98.6%	0.0%
	246	D	72	29.3%	0.0%
	19,434	BBB	15,708	80.8%	0.1%
Total ABS	$578,636	AAA	$594,926	102.8%	5.1%

The effective duration of the total ABS was 1.2 years at March 31, 2010.

(1) The weighted average credit support % on autos is 32.5%.

(2) The weighted average credit support % on credit cards is 22.8%.

(3) The weighted average credit support % on rate reduction bonds is 20.1%.

(4) The weighted average credit support % on equipment is 12.6%.

(5) The weighted average credit support % on student loans is 6.8%.

(6) The weighted average credit support % on home equity is 23.7%.

At March 31, 2010, our fixed income portfolio included $50.3 million par value in sub-prime securities with an estimated market value of $19.2 million and an average credit quality of “BBB” from Standard & Poor’s and “Baa3” from Moody’s. At December 31, 2009, our fixed income portfolio included $52.1 million par value in sub-prime securities with an estimated market value of $18.5 million and an average credit quality of “BBB+” from Standard & Poor’s and “Baa3” from Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $16.6 million estimated market value of sub-prime securities with an average credit quality of “B” from Standard & Poor’s and “B2” from Moody’s at March 31, 2010, compared to approximately $18.9 million estimated market value with an average credit quality of “BB” from Standard & Poor’s and “B2” from Moody’s at December 31, 2009.

Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method and other investments totaled approximately $95.0 million at March 31, 2010.

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

Other investments totaled $263.6 million at March 31, 2010, compared to $172.2 million at December 31, 2009. Investment funds accounted for using the equity method totaled $405.6 million at March 31, 2010, compared to $391.9 million at December 31, 2009. See note 7, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009 by level.

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At March 31, 2010, approximately 90.2% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.71 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.5% of our total shareholders’ equity. At December 31, 2009, approximately 90.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.8% of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd. (“Flatiron”), which is not rated by A.M. Best, were $92.3 million at March 31, 2010, compared to $97.6 million at December 31, 2009. Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at March 31, 2010 and December 31, 2009.

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

At March 31, 2010 and December 31, 2009, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31,	December 31,
	2010	2009

Insurance:
Case reserves	$1,158,171	$1,166,441
IBNR reserves	2,504,361	2,431,193
Total net reserves	$3,662,532	$3,597,634

Reinsurance:
Case reserves	$783,439	$812,455
Additional case reserves	80,146	61,226
IBNR reserves	1,728,472	1,742,597
Total net reserves	$2,592,057	$2,616,278

Total:
Case reserves	$1,941,610	$1,978,896
Additional case reserves	80,146	61,226
IBNR reserves	4,232,833	4,173,790
Total net reserves	$6,254,589	$6,213,912

At March 31, 2010 and December 31, 2009, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
	2010	2009

Casualty	$660,579	$641,793
Executive assurance	550,739	536,151
Property, energy, marine and aviation	528,237	533,859
Professional liability	508,084	504,454
Programs	459,099	452,143
Construction	431,124	421,729
Healthcare	142,770	139,414
National accounts casualty	106,519	96,251
Surety	86,371	89,501
Travel and accident	28,673	29,033
Other	160,337	153,306
Total net reserves	$3,662,532	$3,597,634

At March 31, 2010 and December 31, 2009, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
	2010	2009

Casualty	$1,788,426	$1,792,750
Property excluding property catastrophe	311,757	322,476
Marine and aviation	212,707	228,708
Property catastrophe	128,852	111,784
Other specialty	106,558	116,799
Other	43,757	43,761
Total net reserves	$2,592,057	$2,616,278

Shareholders’ Equity

Our shareholders’ equity was $4.38 billion at March 31, 2010, compared to $4.32 billion at December 31, 2009. The increase in the three months ended March 31, 2010 of $55.4 million was attributable to net income, partially offset by share repurchase activity.

Book Value per Common Share

The following table presents the calculation of book value per common share at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(U.S. dollars in thousands, except share data)	2010	2009

Calculation of book value per common share:
Total shareholders’ equity	$4,378,757	$4,323,349
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,053,757	$3,998,349
Common shares outstanding (1)	52,709,934	54,761,678
Book value per common share	$76.91	$73.01

(1)  Excludes the effects of 4,595,975 and 5,016,104 stock options and 258,213 and 261,012 restricted stock units outstanding at March 31, 2010 and December 31, 2009, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $22.4 million at March 31, 2010, compared to $25.7 million at December 31, 2009. During the 2010 first quarter, ACGL received dividends of $180.0 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement (“BSCR”) model. At December 31, 2009, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.23 billion and statutory capital and surplus of $4.26 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.07 billion to ACGL during 2010 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2010 and December 31, 2009, such amounts approximated $1.51 billion and $1.49 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At March 31, 2010 and December 31, 2009, such amounts approximated $4.30 billion and $4.28 billion, respectively.

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

Consolidated net cash provided by operating activities was $184.6 million for the 2010 first quarter, compared to $294.8 million for the 2009 first quarter. Comparability between the two periods was affected by an unearned premium portfolio transfer which lowered the 2010 first quarter cash flow by $15.0 million, but increased the 2009 first quarter cash flow by $25.0 million. The remaining decline in cash flow from operations reflected a lower level of premium collections and an increase in paid losses as the Company’s insurance and reinsurance loss reserves continue to mature. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate cash and investments totaled $11.6 billion at March 31, 2010, compared to $11.3 billion at December 31, 2009. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

The board of directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 24.5 million common shares for an aggregate purchase price of $1.69 billion. During the 2010 first quarter, ACGL repurchased 2.5 million common shares for an aggregate purchase price of $181.3 million, compared to a de minimis number of shares and aggregate purchase price of $1.6 million during the 2009 period. Weighted average shares outstanding for the 2010 first quarter were reduced by 23.5 million shares, compared to 15.3 million shares for the 2009 period. At March 31, 2010, approximately $810.1 million of share repurchases were available under the program.

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

In 2006, we entered into a five-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Arch Re Bermuda also has access to other letter of credit facilities, some of which are available on a limited basis for limited purposes. Refer to note 4, “Debt and Financing Arrangements—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity. It is anticipated that the available facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. Given the recent disruptions in the capital markets, we can provide no assurance that we will be able to renew the facilities in August 2011 on satisfactory terms and, if renewed, the costs of the facilities may be significantly higher than the costs of our existing facilities.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the three month periods ended March 31, 2010 and 2009, we paid $6.5 million to holders of the preferred shares and, at March 31, 2010, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

We purchase asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of March 31, 2010, we had $407.0 of securities under TALF which are reflected as “TALF investments, at market value” and $346.7 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, we had $250.3 million TALF investments, at market value and $217.6 million of TALF borrowings, at market value. Refer to note 4, “Debt and Financing Arrangements—TALF Program,” of the notes accompanying our consolidated financial statements for further details on the TALF Program.

At March 31, 2010, ACGL’s capital of $4.78 billion consisted of $300.0 million of senior notes, representing 6.3% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.8% of the total, and common shareholders’ equity of $4.05 billion, representing the balance. At December 31, 2009, ACGL’s capital of $4.72 billion consisted of $300.0 million of senior notes, representing 6.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.9% of the total, and common shareholders’ equity of $4.0 billion, representing the balance. TALF borrowings are not included in the calculation of total capital. The increase in capital during the three month period ending March 31, 2010 was primarily attributable to net income, partially offset by share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2010. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2009 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at March 31, 2010 that affect the quantitative and qualitative disclosures presented as of December 31, 2009 were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at March 31, 2010 and December 31, 2009:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

March 31, 2010:
Total market value	$10,901.6	$10,769.2	$10,618.9	$10,471.8	$10,318.8
Market value change from base	2.66%	1.42%	—	(1.39)%	(2.83)%
Change in unrealized value	$282.7	$150.3	$—	$(147.1)	$(300.1)

December 31, 2009:
Total market value	$11,227.5	$11,078.3	$10,920.7	$10,757.7	$10,593.9
Market value change from base	2.81%	1.44%	—	(1.49)%	(2.99)%
Change in unrealized value	$306.8	$157.6	$—	$(163.0)	$(326.8)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at March 31, 2010 and December 31, 2009:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

March 31, 2010:
Total market value	$10,869.6	$10,746.2	$10,618.9	$10,485.7	$10,348.6
Market value change from base	2.36%	1.20%	—	(1.25)%	(2.55)%
Change in unrealized value	$250.7	$127.3	$—	$(133.2)	$(270.3)

December 31, 2009:
Total market value	$11,198.4	$11,061.6	$10,920.7	$10,775.8	$10,627.8
Market value change from base	2.54%	1.29%	—	(1.33)%	(2.68)%
Change in unrealized value	$277.7	$140.9	$—	$(144.9)	$(292.9)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2010, our portfolio’s VaR was estimated to be 4.01%, compared to an estimated 4.79% at December 31, 2009.

Privately Held Securities and Equity Securities. Our investment portfolio includes an allocation to privately held securities and equity securities. At March 31, 2010 and December 31, 2009, the market value of our investments in privately held securities and equity securities (excluding our investment in Aeolus LP which is accounted for using the equity method) totaled $134.0 million and $44.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in market value. An immediate hypothetical 10% depreciation in the value of each position would reduce the market value of such investments by approximately $13.4 million and $4.5 million at March 31, 2010 and December 31 2009, respectively, and would have decreased book value per common share by approximately $0.25 and $0.08, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At March 31, 2010, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.62 billion, compared to $1.13 billion at December 31, 2009. A 100 basis point depreciation of the underlying exposure to these derivative instruments at March 31, 2010 and December 31, 2009 would have resulted in a reduction in net income of approximately $26.2 million and $11.3 million, respectively, and would have decreased book value per common share by $0.50 and $0.21, respectively.

For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. In addition, as a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility in our results of operations. A 10% appreciation of the U.S. Dollar against the major foreign currencies for our outstanding contracts at March 31, 2010 and December 31, 2009, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $38.6 million and $40.1 million, respectively, and would have decreased book value per common share by approximately $0.73 and $0.73, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“PLSRA”) provides a “safe harbor” for forward-looking statements. This release or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this release are forward-looking statements. Forward-looking statements, for purposes of the PLSRA or otherwise, can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and similar statements of a future or forward-looking nature or their negative or variations or similar terminology.

Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this release and in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), and include:

•      our ability to successfully implement its business strategy during “soft” as well as “hard” markets;

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

•      our ability to successfully integrate, establish and maintain operating procedures (including the implementation of improved computerized systems and programs to replace and support manual systems) to effectively support its underwriting initiatives and to develop accurate actuarial data;

•      the loss of key personnel;

•      the integration of businesses we have acquired or may acquire into our existing operations;

•      accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2010;

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

•      losses relating to aviation business and business produced by a certain managing underwriting agency for which we may be liable to the purchaser of its prior reinsurance business or to others in connection with the May 5, 2000 asset sale described in our periodic reports filed with the SEC;

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

•      statutory or regulatory developments, including as to tax policy matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and

•      the other matters set forth under Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

Other Financial Information

The consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 7, 2010) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2010, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2010 first quarter:

(U.S. dollars in thousands, except share data)

	Issuer Purchases of Equity Securities			Approximate
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
1/1/2010-1/31/2010	861,921	$71.49	861,894	$929,785
2/1/2010-2/28/2010	1,397,094	71.13	1,395,957	$830,496
3/1/2010-3/31/2010	272,335	74.86	272,062	$810,131
Total	2,531,350	$71.65	2,529,913	$810,131

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

(2)   The Board of Directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 24.5 million common shares for an aggregate purchase price of $1.69 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2010 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 7, 2010	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: May 7, 2010	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002