Form 10-Q
period 2010-06-30
ARCH CAPITAL GROUP LTD.
filed 2010-08-05
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of the registrant’s common shares (par value, $0.01 per share) outstanding as of July 30, 2010 was 49,676,650.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and June 30, 2009, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for each of the six-month periods ended June 30, 2010 and June 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, NY

August 5, 2010

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: $9,214,640 and $9,227,432)	$9,428,456	$9,391,926
Short-term investments available for sale, at market value (amortized cost: $558,283 and $570,469)	554,304	571,489
Investment of funds received under securities lending agreements, at market value (amortized cost: $211,456 and $96,590)	209,635	91,160
TALF investments, at market value (amortized cost: $396,499 and $247,192)	407,469	250,265
Other investments (cost: $337,141 and $162,505)	340,598	172,172
Investment funds accounted for using the equity method	408,402	391,869
Total investments	11,348,864	10,868,881

Cash	341,469	334,571
Accrued investment income	72,102	70,673
Investment in joint venture (cost: $100,000)	103,540	102,855
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	214,564	212,820
Securities purchased under agreements to resell using funds received under securities lending agreements	—	115,839
Premiums receivable	706,503	595,030
Unpaid losses and loss adjustment expenses recoverable	1,673,911	1,659,500
Paid losses and loss adjustment expenses recoverable	47,148	60,770
Prepaid reinsurance premiums	256,952	277,985
Deferred acquisition costs, net	293,982	280,372
Receivable for securities sold	1,084,122	187,171
Other assets	634,242	609,323
Total Assets	$16,777,399	$15,375,790

Liabilities
Reserve for losses and loss adjustment expenses	$7,940,104	$7,873,412
Unearned premiums	1,492,550	1,433,331
Reinsurance balances payable	128,723	156,500
Senior notes	300,000	300,000
Revolving credit agreement borrowings	125,000	100,000
TALF borrowings, at market value (par: $337,937 and $218,740)	336,213	217,565
Securities lending payable	219,796	219,116
Payable for securities purchased	1,192,181	136,381
Other liabilities	644,829	616,136
Total Liabilities	12,379,396	11,052,441

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares - Series A and B	325,000	325,000
Common shares ($0.01 par, shares issued: 52,864,928 and 54,761,678)	529	548
Additional paid-in capital	83,828	253,466
Retained earnings	4,053,332	3,605,809
Accumulated other comprehensive income, net of deferred income tax	173,231	138,526
Common shares held in treasury, at cost (shares: 3,234,358 and 0)	(237,917)	—
Total Shareholders’ Equity	4,398,003	4,323,349
Total Liabilities and Shareholders’ Equity	$16,777,399	$15,375,790

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Net premiums written	$624,258	$693,854	$1,392,012	$1,516,717
Change in unearned premiums	(1,247)	5,404	(99,084)	(116,895)
Net premiums earned	623,011	699,258	1,292,928	1,399,822
Net investment income	90,537	100,485	183,509	196,367
Net realized gains (losses)	62,114	(11,793)	109,896	(16,957)

Other-than-temporary impairment losses	(4,718)	(20,657)	(7,054)	(113,646)
Less investment impairments recognized in other comprehensive income, before taxes	308	(206)	1,038	56,649
Net impairment losses recognized in earnings	(4,410)	(20,863)	(6,016)	(56,997)

Fee income	883	817	1,677	1,742
Equity in net income (loss) of investment funds accounted for using the equity method	(348)	75,890	28,702	66,309
Other income	4,528	4,950	10,506	8,901
Total revenues	776,315	848,744	1,621,202	1,599,187

Expenses
Losses and loss adjustment expenses	363,145	398,858	791,196	799,400
Acquisition expenses	107,475	123,814	225,099	250,272
Other operating expenses	101,533	99,294	208,339	186,410
Interest expense	7,916	5,712	15,176	11,424
Net foreign exchange (gains) losses	(48,625)	53,658	(87,226)	28,453
Total expenses	531,444	681,336	1,152,584	1,275,959

Income before income taxes	244,871	167,408	468,618	323,228

Income tax expense	1,420	8,818	8,173	18,308

Net Income	243,451	158,590	460,445	304,920

Preferred dividends	6,461	6,461	12,922	12,922

Net income available to common shareholders	$236,990	$152,129	$447,523	$291,998

Net income per common share
Basic	$4.65	$2.52	$8.60	$4.84
Diluted	$4.45	$2.43	$8.23	$4.67

Weighted average common shares and common share equivalents outstanding
Basic	50,987,540	60,417,391	52,007,616	60,365,758
Diluted	53,265,303	62,626,317	54,386,690	62,589,856

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	548	605
Common shares issued, net	11	5
Purchases of common shares under share repurchase program	(30)	(0)
Balance at end of period	529	610

Additional Paid-in Capital
Balance at beginning of year	253,466	669,715
Common shares issued	3,289	2,557
Exercise of stock options	24,664	1,233
Common shares retired	(217,562)	(6,243)
Amortization of share-based compensation	19,376	14,267
Other	595	(84)
Balance at end of period	83,828	681,445

Retained Earnings
Balance at beginning of year	3,605,809	2,693,239
Cumulative effect of change in accounting principle (1)	—	61,469
Balance at beginning of year, as adjusted	3,605,809	2,754,708
Dividends declared on preferred shares	(12,922)	(12,922)
Net income	460,445	304,920
Balance at end of period	4,053,332	3,046,706

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	138,526	(255,594)
Cumulative effect of change in accounting principle (1)	—	(61,469)
Balance at beginning of year, as adjusted	138,526	(317,063)
Change in unrealized appreciation in value of investments, net of deferred income tax	43,716	360,865
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,038)	(77,806)
Foreign currency translation adjustments, net of deferred income tax	(7,973)	10,211
Balance at end of period	173,231	(23,793)

Common Shares Held in Treasury, at Cost
Balance at beginning of year	—	—
Shares repurchased for treasury	(237,917)	—
Balance at end of period	(237,917)	—

Total Shareholders’ Equity	$4,398,003	$4,029,968

(1) Adoption of accounting guidance regarding the recognition and presentation of other-than-temporary impairments.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Comprehensive Income
Net income	$460,445	$304,920
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	113,934	282,405
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,038)	(77,806)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(70,218)	78,460
Foreign currency translation adjustments	(7,973)	10,211
Other comprehensive income	34,705	293,270
Comprehensive Income	$495,150	$598,190

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net income	$460,445	$304,920
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(111,889)	17,451
Net impairment losses recognized in earnings	6,016	56,997
Equity in net (income) loss of investment funds accounted for using the equity method and other income	(18,380)	(70,234)
Share-based compensation	19,376	14,267
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	162,604	88,914
Unearned premiums, net of prepaid reinsurance premiums	96,881	116,092
Premiums receivable	(136,851)	(95,693)
Deferred acquisition costs, net	(17,617)	(10,420)
Reinsurance balances payable	(17,402)	17,465
Other liabilities	(15,771)	7,991
Other items, net	(37,275)	70,795
Net Cash Provided By Operating Activities	390,137	518,545

Investing Activities
Purchases of:
Fixed maturity investments	(9,483,319)	(9,373,252)
Other investments	(357,460)	(32,351)
Proceeds from the sales of:
Fixed maturity investments	9,111,774	8,657,765
Other investments	213,814	19,794
Proceeds from redemptions and maturities of fixed maturity investments	456,937	377,034
Net purchases of short-term investments	(6,682)	(61,105)
Change in investment of securities lending collateral	(680)	179,514
Purchases of furniture, equipment and other assets	(7,860)	(11,519)
Net Cash Used For Investing Activities	(73,476)	(244,120)

Financing Activities
Purchases of common shares under share repurchase program	(450,326)	(1,552)
Proceeds from common shares issued, net	14,370	(1,380)
Proceeds from borrowings	264,526	—
Repayments of borrowings	(120,339)	—
Change in securities lending collateral	680	(179,514)
Other	7,357	(549)
Preferred dividends paid	(12,922)	(12,922)
Net Cash Used For Financing Activities	(296,654)	(195,917)

Effects of exchange rate changes on foreign currency cash	(13,109)	6,446

Increase in cash	6,898	84,954
Cash beginning of year	334,571	251,739
Cash end of period	$341,469	$336,693

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the Company’s audited consolidated financial statements and related notes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.       Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program, consisting of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2011. Since the inception of the share repurchase program, ACGL has repurchased 28.1 million common shares for an aggregate purchase price of $1.96 billion. During the 2010 second quarter, ACGL repurchased 3.6 million common shares for an aggregate purchase price of $269.1 million, compared to nil during the 2009 second quarter. During the six months ended June 30, 2010, ACGL repurchased 6.2 million common shares for an aggregate purchase price of $450.3 million, compared to a de minimis number of shares for an aggregate purchase price of $1.6 million during the 2009 period.

At June 30, 2010, approximately $541.1 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Treasury Shares

In May 2010, ACGL’s shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, at the discretion of ACGL’s board of directors. From May 5 to June 30, 2010, all repurchases of ACGL’s common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’  Prior to May 5, 2010, such acquisitions were reflected as a reduction in additional paid-in capital. At June 30, 2010, the Company held 3.2 million shares for an aggregate cost of $237.9 million in treasury, at cost.

Non-Cumulative Preferred Shares

ACGL’s outstanding non-cumulative preferred shares consist of $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) and $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares” and together with the Series A Preferred Shares, the “Preferred Shares”). ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. During the six month periods ended June 30, 2010 and 2009, the Company paid $12.9 million to holders of the Preferred Shares. At June 30, 2010, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

Share-Based Compensation

During the 2010 second quarter, the Company made a stock grant of 288,319 stock appreciation rights and stock options and 298,655 restricted shares and units to certain employees. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted during the 2010 second quarter were approximately $22.97 and $75.03 per share, respectively. During the 2009 second quarter, the Company made a stock grant of 367,825 stock appreciation rights and stock options and 361,075 restricted shares and units to certain employees. The weighted average grant-date fair value of the stock

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

appreciation rights and options and restricted shares and units granted during the 2009 second quarter were approximately $17.64 and $57.63 per share, respectively. Such values are being amortized over the respective substantive vesting period. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date.

4.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the six month periods ended June 30, 2010 and 2009, interest expense on the Senior Notes was $11.0 million. The market value of the Senior Notes at June 30, 2010 and December 31, 2009 was $312.4 million and $298.6 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of June 30, 2010, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at June 30, 2010. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement, the Company has access to letter of credit facilities for up to a total of $1.45 billion. Arch Reinsurance Ltd. (“Arch Re Bermuda”) also has access to other letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at June 30, 2010. At such date, the Company had $721.2 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a market value of $840.1 million. At June 30, 2010, the Company had $125.0 million of borrowings outstanding under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points.

TALF Program

The Company participates in the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to the Company, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. The Company can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings.

The Company elected to carry the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. As of June 30, 2010, the Company had $407.5 million of securities under TALF which are reflected as “TALF investments, at market value” and $336.2 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, the Company had $250.3 million of securities under TALF which are reflected as “TALF investments, at market value” and $217.6 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” The original maturity dates for the TALF borrowings vary between 2 to 5 years with floating or fixed coupons depending on the related TALF investments.

Interest Paid

During the six months ended June 30, 2010, the Company made interest payments of $15.2 million related to its debt and financing arrangements, compared to $11.5 million for the six months ended June 30, 2009.

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. Specialty product lines include: casualty; construction; executive assurance; healthcare; national accounts casualty; professional liability; programs; property, energy, marine and aviation; surety; travel and accident; and other (consisting of excess workers’ compensation, employers’ liability, collateral protection and alternative markets business).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Three Months Ended June 30, 2010
	Insurance	Reinsurance	Total

Gross premiums written (1)	$616,353	$203,695	$817,100
Net premiums written (1)	422,837	201,421	624,258

Net premiums earned (1)	$405,473	$217,538	$623,011
Fee income	874	9	883
Losses and loss adjustment expenses	(275,294)	(87,851)	(363,145)
Acquisition expenses, net	(65,359)	(42,116)	(107,475)
Other operating expenses	(71,727)	(19,303)	(91,030)
Underwriting income (loss)	$(6,033)	$68,277	62,244

Net investment income			90,537
Net realized gains			62,114
Net impairment losses recognized in earnings			(4,410)
Equity in net income of investment funds accounted for using the equity method			(348)
Other income			4,528
Other expenses			(10,503)
Interest expense			(7,916)
Net foreign exchange gains			48,625
Income before income taxes			244,871
Income tax expense			(1,420)

Net income			243,451
Preferred dividends			(6,461)
Net income available to common shareholders			$236,990

Underwriting Ratios
Loss ratio	67.9%	40.4%	58.3%
Acquisition expense ratio (2)	15.9%	19.4%	17.1%
Other operating expense ratio	17.7%	8.9%	14.6%
Combined ratio	101.5%	68.7%	90.0%

(1)   Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $2.9 million, respectively, of gross and net premiums written and $0.3 million and $3.2 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)   The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2009
	Insurance	Reinsurance	Total

Gross premiums written (1)	$636,645	$278,389	$911,920
Net premiums written (1)	419,318	274,536	693,854

Net premiums earned (1)	$417,454	$281,804	$699,258
Fee income	795	22	817
Losses and loss adjustment expenses	(287,350)	(111,508)	(398,858)
Acquisition expenses, net	(58,748)	(65,066)	(123,814)
Other operating expenses	(70,836)	(16,943)	(87,779)
Underwriting income	$1,315	$88,309	89,624

Net investment income			100,485
Net realized losses			(11,793)
Net impairment losses recognized in earnings			(20,863)
Equity in net loss of investment funds accounted for using the equity method			75,890
Other income			4,950
Other expenses			(11,515)
Interest expense			(5,712)
Net foreign exchange losses			(53,658)
Income before income taxes			167,408
Income tax expense			(8,818)

Net income			158,590
Preferred dividends			(6,461)
Net income available to common shareholders			$152,129

Underwriting Ratios
Loss ratio	68.8%	39.6%	57.0%
Acquisition expense ratio (2)	13.9%	23.1%	17.6%
Other operating expense ratio	17.0%	6.0%	12.6%
Combined ratio	99.7%	68.7%	87.2%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2010
	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,249,929	$527,172	$1,770,787
Net premiums written (1)	875,761	516,251	1,392,012

Net premiums earned (1)	$834,950	$457,978	$1,292,928
Fee income	1,627	50	1,677
Losses and loss adjustment expenses	(587,305)	(203,891)	(791,196)
Acquisition expenses, net	(132,790)	(92,309)	(225,099)
Other operating expenses	(152,447)	(39,701)	(192,148)
Underwriting income (loss)	$(35,965)	$122,127	86,162

Net investment income			183,509
Net realized gains			109,896
Net impairment losses recognized in earnings			(6,016)
Equity in net income of investment funds accounted for using the equity method			28,702
Other income			10,506
Other expenses			(16,191)
Interest expense			(15,176)
Net foreign exchange gains			87,226
Income before income taxes			468,618
Income tax expense			(8,173)

Net income			460,445
Preferred dividends			(12,922)
Net income available to common shareholders			$447,523

Underwriting Ratios
Loss ratio	70.3%	44.5%	61.2%
Acquisition expense ratio (2)	15.7%	20.2%	17.3%
Other operating expense ratio	18.3%	8.7%	14.9%
Combined ratio	104.3%	73.4%	93.4%

(1)   Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $6.3 million, respectively, of gross and net premiums written and $0.5 million and $6.7 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)   The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2009
	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,275,054	$668,518	$1,936,891
Net premiums written (1)	860,904	655,813	1,516,717

Net premiums earned (1)	$818,551	$581,271	$1,399,822
Fee income	1,665	77	1,742
Losses and loss adjustment expenses	(557,365)	(242,035)	(799,400)
Acquisition expenses, net	(116,371)	(133,901)	(250,272)
Other operating expenses	(133,744)	(35,135)	(168,879)
Underwriting income	$12,736	$170,277	183,013

Net investment income			196,367
Net realized losses			(16,957)
Net impairment losses recognized in earnings			(56,997)
Equity in net loss of investment funds accounted for using the equity method			66,309
Other income			8,901
Other expenses			(17,531)
Interest expense			(11,424)
Net foreign exchange losses			(28,453)
Income before income taxes			323,228
Income tax expense			(18,308)

Net income			304,920
Preferred dividends			(12,922)
Net income available to common shareholders			$291,998

Underwriting Ratios
Loss ratio	68.1%	41.6%	57.1%
Acquisition expense ratio (2)	14.0%	23.0%	17.8%
Other operating expense ratio	16.3%	6.0%	12.1%
Combined ratio	98.4%	70.6%	87.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30,
	2010		2009
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$88,194	20.9	$86,385	20.6
Programs	73,345	17.3	72,279	17.2
Professional liability	64,089	15.2	57,773	13.8
Executive assurance	52,892	12.5	52,919	12.6
Construction	50,435	11.9	56,190	13.4
Casualty	26,617	6.3	27,217	6.5
Travel and accident	15,272	3.6	19,557	4.7
Healthcare	9,989	2.4	9,667	2.3
Surety	7,012	1.7	9,254	2.2
National accounts casualty	3,877	0.9	7,582	1.8
Other (2)	31,115	7.3	20,495	4.9
Total	$422,837	100.0	$419,318	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$80,818	19.9	$78,570	18.8
Programs	68,381	16.9	71,809	17.2
Professional liability	57,903	14.3	56,549	13.5
Executive assurance	55,143	13.6	52,288	12.5
Construction	33,536	8.3	43,364	10.4
Casualty	28,148	6.9	31,246	7.5
Travel and accident	17,590	4.3	18,198	4.4
Healthcare	10,340	2.6	10,830	2.6
Surety	8,023	2.0	12,141	2.9
National accounts casualty	16,810	4.1	13,079	3.1
Other (2)	28,781	7.1	29,380	7.1
Total	$405,473	100.0	$417,454	100.0

Net premiums written by client location (1)
United States	$321,656	76.1	$339,375	80.9
Europe	60,974	14.4	48,126	11.5
Other	40,207	9.5	31,817	7.6
Total	$422,837	100.0	$419,318	100.0

Net premiums written by underwriting location (1)
United States	$305,630	72.3	$315,466	75.2
Europe	90,663	21.4	78,305	18.7
Other	26,544	6.3	25,547	6.1
Total	$422,837	100.0	$419,318	100.0

(1)   Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.3 million, respectively, for the 2010 second quarter and premiums written and earned of nil and $0.4 million, respectively, for the 2009 second quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $2.9 million and $3.2 million, respectively, for the 2010 second quarter and premiums written and earned of $3.1 million and $3.6 million, respectively, for the 2009 second quarter.

(2)   Includes excess workers’ compensation, employers’ liability, collateral protection and alternative markets business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30,
	2010		2009
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property catastrophe	$70,403	35.0	$91,981	33.5
Property excluding property catastrophe (2)	57,880	28.7	90,569	33.0
Casualty (3)	43,642	21.7	72,490	26.4
Other specialty	18,920	9.4	3,304	1.2
Marine and aviation	9,609	4.8	15,391	5.6
Other	967	0.4	801	0.3
Total	$201,421	100.0	$274,536	100.0

Net premiums earned (1)
Property catastrophe	$52,301	24.0	$58,763	20.9
Property excluding property catastrophe (2)	65,742	30.2	87,304	31.0
Casualty (3)	59,501	27.4	84,078	29.8
Other specialty	22,292	10.2	25,912	9.2
Marine and aviation	16,263	7.5	25,063	8.9
Other	1,439	0.7	684	0.2
Total	$217,538	100.0	$281,804	100.0

Net premiums written (1)
Pro rata	$84,957	42.2	$140,939	51.3
Excess of loss	116,464	57.8	133,597	48.7
Total	$201,421	100.0	$274,536	100.0

Net premiums earned (1)
Pro rata	$102,374	47.1	$175,665	62.3
Excess of loss	115,164	52.9	106,139	37.7
Total	$217,538	100.0	$281,804	100.0

Net premiums written by client location (1)
United States	$135,374	67.2	$193,190	70.4
Europe	33,378	16.6	39,782	14.5
Bermuda	23,022	11.4	32,665	11.9
Other	9,647	4.8	8,899	3.2
Total	$201,421	100.0	$274,536	100.0

Net premiums written by underwriting location (1)
Bermuda	$116,568	57.9	$184,892	67.3
United States	70,295	34.9	79,152	28.8
Other	14,558	7.2	10,492	3.9
Total	$201,421	100.0	$274,536	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $2.9 million and $3.2 million, respectively, for the 2010 second quarter and premiums written and earned of $3.1 million and $3.6 million, respectively, for the 2009 second quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.3 million, respectively, for the 2010 second quarter and premiums written and earned of nil and $0.4 million, respectively, for the 2009 second quarter.

(2)          Includes facultative business.

(3)          Includes professional liability, executive assurance and healthcare business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30,
	2010		2009
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property, energy, marine and aviation	$188,859	21.6	$192,414	22.4
Programs	143,843	16.4	147,086	17.1
Professional liability	122,815	14.0	109,781	12.8
Executive assurance	114,247	13.0	102,998	12.0
Construction	86,757	9.9	92,761	10.8
Casualty	52,080	5.9	53,756	6.2
Travel and accident	37,078	4.2	37,091	4.3
National accounts casualty	34,686	4.0	31,809	3.7
Healthcare	18,513	2.1	20,886	2.4
Surety	15,103	1.7	20,612	2.4
Other (2)	61,780	7.2	51,710	5.9
Total	$875,761	100.0	$860,904	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$175,855	21.1	$152,410	18.6
Programs	134,540	16.1	138,478	16.9
Professional liability	120,148	14.4	114,783	14.0
Executive assurance	111,465	13.3	100,104	12.2
Construction	68,021	8.1	83,784	10.2
Casualty	56,217	6.7	63,944	7.8
Travel and accident	33,668	4.0	31,354	3.8
National accounts casualty	38,583	4.6	27,518	3.4
Healthcare	20,283	2.4	21,758	2.7
Surety	18,281	2.2	25,532	3.1
Other (2)	57,889	7.1	58,886	7.3
Total	$834,950	100.0	$818,551	100.0

Net premiums written by client location (1)
United States	$624,824	71.3	$656,419	76.2
Europe	163,463	18.7	140,522	16.3
Other	87,474	10.0	63,963	7.5
Total	$875,761	100.0	$860,904	100.0

Net premiums written by underwriting location (1)
United States	$608,067	69.4	$636,295	73.9
Europe	224,402	25.6	183,618	21.3
Other	43,292	5.0	40,991	4.8
Total	$875,761	100.0	$860,904	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.5 million, respectively, for the 2010 period and premiums written and earned of $0.1 million and $0.9 million, respectively, for the 2009 period. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $6.3 million and $6.7 million, respectively, for the 2010 period and premiums written and earned of $6.6 million and $8.3 million, respectively, for the 2009 period.

(2)          Includes excess workers’ compensation, employers’ liability, collateral protection and alternative markets business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30,
	2010		2009
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written (1)
Property catastrophe	$159,205	30.8	$183,884	28.0
Property excluding property catastrophe (2)	132,807	25.7	209,657	32.0
Casualty (3)	116,224	22.5	171,922	26.2
Other specialty	73,682	14.3	44,016	6.7
Marine and aviation	30,847	6.0	43,914	6.7
Other	3,486	0.7	2,420	0.4
Total	$516,251	100.0	$655,813	100.0

Net premiums earned (1)
Property catastrophe	$106,174	23.2	$117,364	20.2
Property excluding property catastrophe (2)	144,981	31.7	183,535	31.6
Casualty (3)	129,937	28.4	170,024	29.3
Other specialty	40,061	8.7	59,362	10.2
Marine and aviation	34,335	7.5	49,893	8.6
Other	2,490	0.5	1,093	0.1
Total	$457,978	100.0	$581,271	100.0

Net premiums written (1)
Pro rata	$202,994	39.3	$322,161	49.1
Excess of loss	313,257	60.7	333,652	50.9
Total	$516,251	100.0	$655,813	100.0

Net premiums earned (1)
Pro rata	$233,245	50.9	$370,183	63.7
Excess of loss	224,733	49.1	211,088	36.3
Total	$457,978	100.0	$581,271	100.0

Net premiums written by client location (1)
United States	$306,375	59.3	$423,158	64.5
Europe	140,520	27.2	141,283	21.5
Bermuda	45,697	8.9	70,232	10.7
Other	23,659	4.6	21,140	3.3
Total	$516,251	100.0	$655,813	100.0

Net premiums written by underwriting location (1)
Bermuda	$281,502	54.5	$380,492	58.0
United States	174,021	33.7	225,345	34.4
Other	60,728	11.8	49,976	7.6
Total	$516,251	100.0	$655,813	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $6.3 million and $6.7 million, respectively, for the 2010 period and premiums written and earned of $6.6 million and $8.3 million, respectively, for the 2009 period. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.5 million, respectively, for the 2010 period and premiums written and earned of $0.1 million and $0.9 million, respectively, for the 2009 period.

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Premiums Written
Direct	$599,774	$623,603	$1,217,709	$1,244,049
Assumed	217,326	288,317	553,078	692,842
Ceded	(192,842)	(218,066)	(378,775)	(420,174)
Net	$624,258	$693,854	$1,392,012	$1,516,717

Premiums Earned
Direct	$578,002	$607,670	$1,178,647	$1,195,430
Assumed	234,590	308,124	497,125	640,691
Ceded	(189,581)	(216,536)	(382,844)	(436,299)
Net	$623,011	$699,258	$1,292,928	$1,399,822

Losses and Loss Adjustment Expenses
Direct	$394,107	$399,926	$793,058	$751,419
Assumed	92,059	126,582	199,226	273,727
Ceded	(123,021)	(127,650)	(201,088)	(225,746)
Net	$363,145	$398,858	$791,196	$799,400

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At June 30, 2010, approximately 91.2% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.7% of the Company’s total shareholders’ equity. At December 31, 2009, approximately 90.0% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.8% of the Company’s total shareholders’ equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Investment Information

The following table summarizes the Company’s invested assets:

	June 30,	December 31,
	2010	2009
Fixed maturities available for sale, at market value	$9,428,456	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value (1)	195,372	208,826
Total fixed maturities	9,623,828	9,600,752
Short-term investments available for sale, at market value	554,304	571,489
Short-term investments pledged under securities lending agreements, at market value (1)	19,192	3,994
TALF investments, at market value	407,469	250,265
Other investments	340,598	172,172
Investment funds accounted for using the equity method	408,402	391,869
Total investments (1)	11,353,793	10,990,541
Securities transactions entered into but not settled at the balance sheet date	(108,059)	50,790
Total investments, net of securities transactions	$11,245,734	$11,041,331

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $209.6 million and $207.0 million at June 30, 2010 and December 31, 2009, respectively, and included the $214.6 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	Estimated	Gross	Gross		OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

June 30, 2010:
Corporate bonds	$2,849,589	$93,365	$(28,029)	$2,784,253	$(18,636)
Mortgage backed securities	1,900,291	39,409	(29,323)	1,890,205	(41,887)
U.S. government and government agencies	1,663,506	49,252	(65)	1,614,319	(207)
Commercial mortgage backed securities	1,057,395	36,820	(7,875)	1,028,450	(3,750)
Municipal bonds	989,917	47,217	(321)	943,021	(125)
Non-U.S. government securities	668,853	33,016	(25,190)	661,027	(72)
Asset backed securities	494,277	19,214	(7,842)	482,905	(3,932)
Total	$9,623,828	$318,293	$(98,645)	$9,404,180	$(68,609)

December 31, 2009:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)
Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

(1)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At June 30, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $28.9 million, compared to $37.9 million at December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2010:
Corporate bonds	$390,706	$(21,302)	$47,962	$(6,727)	$438,668	$(28,029)
Mortgage backed securities	194,003	(20,779)	57,001	(8,544)	251,004	(29,323)
U.S. government and government agencies	140,109	(62)	151	(3)	140,260	(65)
Commercial mortgage backed securities	126,318	(1,045)	59,041	(6,830)	185,359	(7,875)
Municipal bonds	41,896	(321)	—	—	41,896	(321)
Non-U.S. government securities	280,887	(21,663)	22,258	(3,527)	303,145	(25,190)
Asset backed securities	40,286	(4,411)	20,104	(3,431)	60,390	(7,842)
	1,214,205	(69,583)	206,517	(29,062)	1,420,722	(98,645)

Other investments	112,379	(10,855)	30,432	(3,847)	142,811	(14,702)
Short-term investments	64,696	(4,175)	—	—	64,696	(4,175)
Total	$1,391,280	$(84,613)	$236,949	$(32,909)	$1,628,229	$(117,522)

December 31, 2009:
Corporate bonds	$547,376	$(7,742)	$45,399	$(5,241)	$592,775	$(12,983)
Mortgage backed securities	636,817	(33,388)	62,382	(12,148)	699,199	(45,536)
U.S. government and government agencies	1,112,534	(12,510)	5,309	(489)	1,117,843	(12,999)
Commercial mortgage backed securities	154,087	(4,808)	67,744	(6,916)	221,831	(11,724)
Municipal bonds	151,412	(2,284)	—	—	151,412	(2,284)
Non-U.S. government securities	218,394	(7,712)	—	—	218,394	(7,712)
Asset backed securities	101,679	(5,838)	22,915	(2,382)	124,594	(8,220)
	2,922,299	(74,282)	203,749	(27,176)	3,126,048	(101,458)

Other investments	9,071	(304)	29,439	(5,195)	38,510	(5,499)
Short-term investments	64,616	(1,858)	—	—	64,616	(1,858)
Total	$2,995,986	$(76,444)	$233,188	$(32,371)	$3,229,174	$(108,815)

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

	June 30, 2010		December 31, 2009
	Estimated	Amortized	Estimated	Amortized
Maturity	Market Value	Cost	Market Value	Cost

Due in one year or less	$242,438	$248,003	$227,668	$220,095
Due after one year through five years	3,303,548	3,220,333	3,988,306	3,885,111
Due after five years through 10 years	2,263,943	2,182,340	1,844,377	1,800,371
Due after 10 years	361,936	351,944	337,376	334,065
	6,171,865	6,002,620	6,397,727	6,239,642
Mortgage backed securities	1,900,291	1,890,205	1,449,382	1,481,760
Commercial mortgage backed securities	1,057,395	1,028,450	1,185,799	1,162,362
Asset backed securities	494,277	482,905	567,844	554,351
Total	$9,623,828	$9,404,180	$9,600,752	$9,438,115

At June 30, 2010, on a lot level basis, approximately 900 security lots out of a total of approximately 4,940 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.2 million. At December 31, 2009, on a lot level basis, approximately 1,430 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.2 million.

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its investments in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. For the 2010 second quarter and six months ended June 30, 2010, the Company recorded $4.4 million and $6.0 million of net impairment losses recognized in earnings, respectively, compared to $20.9 million and $57.0 million, respectively for the 2009 second quarter and six months ended June 30, 2009. A description of the methodology and significant inputs used to measure the amount of OTTI related to credit losses in the 2010 periods is as follows:

•             Asset backed securities — the Company recorded $0.8 million of OTTI related to credit losses in the 2010 second quarter, and $2.0 million for the six months ended June 30, 2010. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis on home equity asset backed securities includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2010 periods, the expected recovery values were reduced on a number of asset backed securities backed by sub-prime or Alt-A collateral due to reductions in the expected recovery values on such securities. These reductions followed the quarterly review of information received which indicated increases in expected default rates, foreclosure costs and other factors. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. For non-home equity asset backed securities, the Company used reports and

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

analysis from asset managers and rating agencies in order to determine an expected recovery value for such securities. The amortized cost basis of the asset backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Mortgage backed securities — the Company recorded $1.8 million of OTTI related to credit losses in the 2010 second quarter, and $2.2 million for the six months ended June 30, 2010. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2010 periods, the expected recovery values were reduced on a number of mortgage backed securities due to reductions in the expected recovery values on such securities in each period. These reductions followed the quarterly review of information received which indicated increases in expected default expectations and foreclosure costs. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Investment of funds received under securities lending agreements — the Company recorded $1.7 million of OTTI related to credit losses in the 2010 second quarter and for the six months ended June 30, 2010. At June 30, 2010, the reinvested collateral included sub-prime securities with a market value of $14.9 million and an average credit quality of “B-” from Standard & Poor’s and “Caa1” from Moody’s. The Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain securities which are on a watch-list. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Corporate bonds — the Company recorded $0.1 million of OTTI related to credit losses in the 2010 second quarter and for the six months ended June 30, 2010. The Company reviewed the business prospects, credit ratings, estimated loss given default factors and incorporated available information received from asset managers and rating agencies for each security. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process.

The Company believes that the $68.6 million of OTTI included in accumulated other comprehensive income at June 30, 2010 on the securities which were considered by the Company to be impaired was due to market and sector-related factors, including limited liquidity and wide credit spreads (i.e., not credit losses). At June 30, 2010, the Company did not have the intent to sell such securities, and determined that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at beginning of period	$85,488	$57,256	$84,147	$35,474
Credit loss impairments recognized on securities not previously impaired	350	2,699	554	15,346
Credit loss impairments recognized on securities previously impaired	4,060	18,134	5,462	27,269
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(709)	(2,381)	(974)	(2,381)
Balance at end of period	$89,189	$75,708	$89,189	$75,708

TALF Program

As of June 30, 2010, the Company had $407.5 million of securities under TALF which are reflected as “TALF investments, at market value” and $336.2 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, the Company had $250.3 million of TALF investments, at market value, and $217.6 million of TALF borrowings, at market value. Changes in market value for both the securities and borrowings are included in “Net realized gains (losses)” while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense. The Company recorded net realized gains for the 2010 second quarter of $5.8 million on the TALF program, consisting of realized gains of $4.3 million and realized gains of $1.5 of million on the TALF investments and TALF borrowings, respectively. The Company recorded net realized gains for the six months ended June 30, 2010 of $8.4 million on the TALF program, consisting of realized gains of $7.9 million and realized gains of $0.5 million on the TALF investments and TALF borrowings, respectively. See Note 4, “Debt and Financing Arrangements—TALF Program,” for further details.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

Other investments include: (i) mutual funds which invest in fixed maturity securities and (ii) other securities which include the Company’s investment in Aeolus LP, equity portfolios which include allocations to global natural resource markets and other sectors and mutual funds which invest in global equities, fixed income, commodities, property and emerging markets as part of total return objectives. The Company elected to carry a portion of its equity portfolio at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities.

The following table details the Company’s other investments:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Market Value	Cost	Market Value	Cost

Fixed income mutual funds	$67,098	$63,374	$63,146	$60,571
Other securities	273,500	273,767	109,026	101,934
Total	$340,598	$337,141	$172,172	$162,505

Investment Funds Accounted for Using the Equity Method

The Company recorded $0.3 million of equity in net losses related to investment funds accounted for using the equity method for the 2010 second quarter, compared to $75.9 million of equity in net income for the 2009 second quarter, and $28.7 million of equity in net income for the six months ended June 30, 2010, compared to $66.3 million of equity in net income for the six months ended June 30, 2009. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $408.4 million at June 30, 2010, compared to $391.9 million at December 31, 2009. The Company’s investment commitments, which are primarily related to investment funds accounted for using the equity method totaled, were approximately $133.9 million at June 30, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company has investments in segregated portfolios which are primarily used to provide collateral or guarantees for letters of credit to third parties. See Note 4, “Debt and Financing Arrangements—Letter of Credit and Revolving Credit Facilities,” for further details. In addition, the Company maintains assets on deposit which are available to settle insurance and reinsurance liabilities to third parties. In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2010 and December 31, 2009, such amounts approximated $4.46 billion and $4.28 billion, respectively. The following table details the value of restricted assets:

	June 30,	December 31,
	2010	2009

Assets used for collateral or guarantees	$950,545	$1,017,482
Deposits with U.S. regulatory authorities	289,533	279,136
Trust funds	80,755	115,585
Deposits with non-U.S. regulatory authorities	84,971	76,094
Total restricted assets	$1,405,804	$1,488,297

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Fixed maturities	$94,181	$103,349	$191,842	$200,307
Short-term investments	256	583	485	1,823
Other (1)	926	1,472	1,412	3,037
Gross investment income	95,363	105,404	193,739	205,167
Investment expenses	(4,826)	(4,919)	(10,230)	(8,800)
Net investment income	$90,537	$100,485	$183,509	$196,367

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

The following table provides an analysis of net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Fixed maturities	$30,499	$4,138	$70,714	$10,308
Other investments	(1,607)	(104)	(2,307)	(18,690)
Other (1)	33,222	(15,827)	41,489	(8,575)
Net realized gains (losses)	$62,114	$(11,793)	$109,896	$(16,957)

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts (see Note 9) and changes in the market value of TALF investments and TALF borrowings.

Proceeds from the sales of fixed maturities for the 2010 second quarter were $4.67 billion, compared to $5.88 billion for the 2009 second quarter, and $9.11 billion for the six months ended June 30, 2010, compared to $8.66 billion for the six months ended June 30, 2009. For the 2010 second quarter, gross gains and losses from such transactions were $55.5 million and $25.0 million, respectively, compared to $64.4 million and $60.3 million for the 2009 second quarter, respectively. For the six months ended June 30, 2010, gross gains and losses from such transactions were $116.3 million and $45.6 million, respectively, compared to $135.9 million and $125.6 million for the six months ended June 30, 2009, respectively. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at June 30, 2010 were approximately $99.6 million, compared to $84.8 million at December 31, 2009. The Company recorded realized losses of $7.4 million on such securities for the 2010 second quarter, compared to realized gains of $5.8 million for the 2009 second quarter, and realized losses of $8.7 million for the six months ended June 30, 2010, compared to realized gains of $9.8 million for the six months ended June 30, 2009.

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At June 30, 2010, the Company obtained an average of 3.0 quotes per investment, compared to 2.6 quotes at December 31, 2009. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at June 30, 2010 or December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.2 billion of financial assets and liabilities measured at fair value at June 30, 2010, approximately $1.65 billion, or 14.7%, were priced using non-binding broker-dealer quotes. Of the $10.74 billion of financial assets and liabilities measured at fair value at December 31, 2009, approximately $1.17 billion, or 10.8%, were priced using non-binding broker-dealer quotes.

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

The Company determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, the Company determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, Level 3 securities include a small number of premium-tax bonds. The Company reviews the classification of its investments each quarter. No securities were reclassified between Level 2 and Level 3 during the 2010 periods.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level:

		Fair Value Measurement Using:
	Estimated Market	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010:
Assets measured at fair value:
Fixed maturities: (1)
Corporate bonds	$2,849,589	$—	$2,701,698	$147,891
Mortgage backed securities	1,900,291	—	1,900,291	—
U.S. government and government agencies	1,663,506	1,663,506	—	—
Commercial mortgage backed securities	1,057,395	—	1,057,395	—
Municipal bonds	989,917	—	989,917	—
Non-U.S. government securities	668,853	—	668,853	—
Asset backed securities	494,277	—	494,277	—
Total	9,623,828	1,663,506	7,812,431	147,891

Short-term investments (1)	573,496	531,556	41,940	—
TALF investments, at market value	407,469	—	407,469	—
Other investments	274,029	62,790	162,451	48,788
Total assets measured at fair value	$10,878,822	$2,257,852	$8,424,291	$196,679

Liabilities measured at fair value:
TALF borrowings, at market value	$336,213	$—	$336,213	$—

December 31, 2009:
Assets measured at fair value:
Fixed maturities: (1)
Corporate bonds	$3,134,088	$—	$2,955,703	$178,385
Mortgage backed securities	1,449,382	—	1,449,382	—
U.S. government and government agencies	1,553,672	466,779	1,086,893	—
Commercial mortgage backed securities	1,185,799	—	1,185,799	—
Municipal bonds	957,752	—	957,752	—
Non-U.S. government securities	752,215	—	752,215	—
Asset backed securities	567,844	—	567,844	—
Total	9,600,752	466,779	8,955,588	178,385

Short-term investments (1)	575,483	564,281	11,202	—
TALF investments, at market value	250,265	—	250,265	—
Other investments	95,374	36,374	9,332	49,668
Total assets measured at fair value	$10,521,874	$1,067,434	$9,226,387	$228,053

Liabilities measured at fair value:
TALF borrowings, at market value	$217,565	$—	$217,565	$—

(1)                In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $209.6 million and $207.0 million at June 30, 2010 and December 31, 2009, respectively, and included the $214.6 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended June 30, 2010:
Balance at beginning of period	$177,674	$51,487	$229,161
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(855)	411	(444)
Included in other comprehensive income	(17,851)	(2,699)	(20,550)
Purchases, issuances and settlements	(11,077)	(411)	(11,488)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$147,891	$48,788	$196,679

Three Months Ended June 30, 2009:
Balance at beginning of period	$130,561	$32,759	$163,320
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,710	—	1,710
Included in other comprehensive income	26,180	8,471	34,651
Purchases, issuances and settlements	—	(119)	(119)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$158,451	$41,111	$199,562

Six Months Ended June 30, 2010:
Balance at beginning of year	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,942	429	5,371
Included in other comprehensive income	(24,359)	(880)	(25,239)
Purchases, issuances and settlements	(11,077)	(429)	(11,506)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$147,891	$48,788	$196,679

Six Months Ended June 30, 2009:
Balance at beginning of year	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,191	(14,307)	(13,116)
Included in other comprehensive income	14,689	15,193	29,882
Purchases, issuances and settlements	—	(114)	(114)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$158,451	$41,111	$199,562

(1)                Gains or losses on fixed maturities were recorded as a component of net investment income while gains or losses on other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amount of total losses for the 2010 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010 was $0.4 million. The amount of total gains for the six months ended June 30, 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010 was $5.4 million. The amount of total gains for the 2009 second quarter and six months ended June 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 was $1.7 million and $1.2 million, respectively.

9.      Derivative Instruments

The Company’s investment strategy allows for the use of derivative securities. The Company’s derivative instruments are recorded on its consolidated balance sheets at market value. The market values of those derivatives are based on quoted market prices. All realized and unrealized contract gains and losses are reflected in the Company’s results of operations. The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios. Certain of the Company’s corporate bonds are managed in a global bond portfolio which incorporates the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements on the portfolio’s non-U.S. Dollar denominated holdings.  In addition, the Company utilizes other foreign currency forward contracts and currency options as part of its investment strategy.

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2010 or December 31, 2009.

The following table summarizes information on the balance sheet locations, market values and notional values of the Company’s derivative instruments:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Estimated Market Value	Notional Value	Estimated Market Value	Notional Value

June 30, 2010:

Futures	Other investments	$377	$1,048,829	$(11)	$150,712
Foreign currency forwards	Other investments	12,322	230,556	(3,289)	133,202
TBAs	Fixed maturities	927,657	877,600	(944,350)	892,500
Other	Other investments	4,626	83,859	(811)	552,238
Total		$944,982		$(948,461)

December 31, 2009:
Futures	Other investments	$577	$472,904	$(208)	$513,034
Foreign currency forwards	Other investments	757	73,340	(12,408)	310,030
TBAs	Fixed maturities	11,070	11,000	(616)	600
Other	Other investments	26	1,975	(1,010)	143,870
Total		$12,430		$(14,242)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes derivative instrument activity, which is reflected as net realized gains or losses in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
Derivatives not designated as	June 30,		June 30,
hedging instruments	2010	2009	2010	2009
Futures	$15,555	$(9,063)	$15,717	$(9,490)
Foreign currency forwards	10,301	(6,806)	15,408	419
TBAs	1,073	—	2,394	—
Other	1,206	42	2,033	496
Total	$28,135	$(15,827)	$35,552	$(8,575)

10.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$243,451	$158,590	$460,445	$304,920
Preferred dividends	(6,461)	(6,461)	(12,922)	(12,922)
Net income available to common shareholders (numerator)	$236,990	$152,129	$447,523	$291,998

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding — basic (denominator)	50,987,540	60,417,391	52,007,616	60,365,758
Effect of dilutive common share equivalents:
Nonvested restricted shares	338,914	265,419	367,671	268,266
Stock options (1)	1,938,849	1,943,507	2,011,403	1,955,832
Weighted average common shares and common share equivalents outstanding — diluted (denominator)	53,265,303	62,626,317	54,386,690	62,589,856

Earnings per common share:
Basic	$4.65	$2.52	$8.60	$4.84
Diluted	$4.45	$2.43	$8.23	$4.67

(1)                Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2010 second quarter and six months ended June 30, 2010, the number of stock options excluded were 254,686 and 215,354, respectively. For the 2009 second quarter and six months ended June 30, 2009, the number of stock options excluded were 915,611 and 807,046, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2010, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 0.6% and 1.7%, respectively, for the 2010 second quarter and six months ended June 30, 2010, compared to 5.3% and 5.7%, respectively, for the 2009 second quarter and six months ended June 30, 2009. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $48.3 million at June 30, 2010, compared to $56.3 million at December 31, 2009. In addition, the Company paid $2.1 million for income taxes, net of recoveries, during the six months ended June 30, 2010, compared to $22.1 million for the six months ended June 30, 2009.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $2.9 million

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of federal excise taxes in the 2010 second quarter, compared to $3.0 million in the 2009 second quarter. The Company incurred $5.9 million of federal excise taxes in the six months ended June 30, 2010, compared to $6.3 million in the six months ended June 30, 2009. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $4.82 billion in capital at June 30, 2010 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

During 2010, in general, rates for all lines of business were slightly down from previous periods, with increased competition experienced in executive assurance and certain property lines of business. The current economic conditions could continue to have a material impact on the frequency and severity of claims and, therefore, could negatively impact our underwriting returns. In addition, volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders’ equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses and in determining our investment strategies. We continue to believe that the most attractive area from a pricing point of view remains U.S. catastrophe-exposed business. We expect that our writings in this business will continue to represent a significant proportion of our overall book, which could increase the volatility of our operating results.

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2010, our modeled peak zone catastrophe exposure is a windstorm affecting the Florida Tri-County area, with a net probable maximum pre-tax loss of $797 million. Based on in-force exposure estimated as of January 1, 2010, our modeled peak zone exposure was a windstorm affecting the Florida Tri-County area, with a net probable maximum pre-tax loss of $750 million. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2010, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 65% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Book value per common share was $82.07 at June 30, 2010, a 6.7% increase from $76.91 at March 31, 2010 and a 12.4% increase from $73.01 at December 31, 2009. The growth in the 2010 second quarter and six months ended June 30, 2010 was generated through underwriting results and investment returns and also reflects the accretive impact of share repurchases made during those periods.

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

Our Operating ROAE was 13.0% and 11.4% for the 2010 second quarter and six months ended June 30, 2010, respectively, compared to 18.6% and 19.5% for the 2009 second quarter and six months ended June 30, 2009, respectively. The lower Operating ROAE for the 2010 periods resulted from a higher level of catastrophic events than in the 2009 periods along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

Total Return on Investments

Total return on investments includes net investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses and includes the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against a benchmark return index.

The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices.

At June 30, 2010, the benchmark return index had an average credit quality of AA+, an estimated duration of 3.14 years and included weightings to the following indices:

Weighting

Merrill Lynch Unsubordinated U.S. Treasuries/Agencies, 1-10 Years Index	30.875%
Merrill Lynch U.S. Corporates and All Yankees, 1-10 Years Index	20.875%
Merrill Lynch Mortgage Master Index	11.875%
Barclays Capital CMBS, AAA Index	10.000%
Merrill Lynch Municipals, 1-10 Years Index	7.125%
MSCI World Free Index	5.000%
Merrill Lynch U.S. Treasury Bills, 0-3 Months Index	4.750%
Merrill Lynch U.S. High Yield Master II Constrained Index	2.375%
Barclays Capital U.S. High-Yield Corporate Loan Index	2.375%
Merrill Lynch U.K. Gilts, 1-10 Years Index	2.375%
Merrill Lynch EMU Direct Government 1-10 Years Index	2.375%
Total	100.000%

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return Index

Pre-tax total return (before investment expenses):
2010 second quarter	1.74%	1.19%
2009 second quarter	3.89%	4.37%

Six months ended June 30, 2010	3.35%	3.17%
Six months ended June 30, 2009	5.03%	3.90%

(1)     Our investment expenses were approximately 0.18% of average invested assets in the 2010 second quarter, compared to 0.19% in the 2009 second quarter.

Total return for our investment portfolio outperformed the benchmark return index in the 2010 second quarter largely because of its more defensive credit posture, a lower weighting to equities and a higher weighting to U.S. Dollar-denominated securities versus the British Pound and Euro as compared to the benchmark return index. In addition, a number of our investment portfolio’s external managers outperformed their specific benchmarks during the period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
After-tax operating income available to common shareholders	$132,182	$163,041	$230,913	$332,042
Net realized gains (losses), net of tax	61,119	(11,243)	106,622	(20,354)
Net impairment losses recognized in earnings, net of tax	(4,410)	(20,786)	(6,016)	(56,920)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	(348)	75,890	28,702	66,309
Net foreign exchange gains (losses), net of tax	48,447	(54,773)	87,302	(29,079)
Net income available to common shareholders	$236,990	$152,129	$447,523	$291,998

The lower level of after-tax operating income in the 2010 second quarter and six months ended June 30, 2010 compared to the 2009 periods resulted from a higher level of catastrophic events in 2010 than in 2009 along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross premiums written	$616,353	$636,645	$1,249,929	$1,275,054
Net premiums written	422,837	419,318	875,761	860,904

Net premiums earned	$405,473	$417,454	$834,950	$818,551
Fee income	874	795	1,627	1,665
Losses and loss adjustment expenses	(275,294)	(287,350)	(587,305)	(557,365)
Acquisition expenses, net	(65,359)	(58,748)	(132,790)	(116,371)
Other operating expenses	(71,727)	(70,836)	(152,447)	(133,744)
Underwriting income (loss)	$(6,033)	$1,315	$(35,965)	$12,736

Underwriting Ratios
Loss ratio	67.9%	68.8%	70.3%	68.1%
Acquisition expense ratio (1)	15.9%	13.9%	15.7%	14.0%
Other operating expense ratio	17.7%	17.0%	18.3%	16.3%
Combined ratio	101.5%	99.7%	104.3%	98.4%

(1)         The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results are discussed below.

Premiums Written.

Second quarter 2010 versus 2009:  Gross premiums written by the insurance segment in the 2010 second quarter were 3.2% lower than in the 2009 second quarter as reductions in aviation (which includes commercial and general aviation and aerospace), property and construction lines of business were partially offset by increases in alternative markets and collateral protection business. The reduction in aviation business primarily resulted from a strategic decision to reduce exposure, while the lower level of property and construction business was due to the current market environment. Growth in the alternative markets business, which is significantly reinsured, primarily resulted from increased renewal premiums on existing accounts, while the higher level of collateral protection business was generated through new business opportunities. Net premiums written increased 0.8%, reflecting changes in the mix of business, reinstatement premiums and the impact of changes in reinsurance structure.

Six months ended June 30, 2010 versus 2009:  Gross premiums written by the insurance segment in the six months ended June 30, 2010 were 2.0% lower than in the 2009 period, as reductions in aviation,  property and construction lines of business were partially offset by increases in professional liability, collateral protection and executive assurance business. The reduction in aviation business primarily resulted from a strategic decision to reduce exposure, while the lower level of property and construction business was due to the current market environment. Growth in the professional liability and executive assurance business primarily resulted from contributions from business written by the insurance segment’s European operations, while the higher level of collateral protection business was generated through new business opportunities. Net premiums written increased 1.7%, reflecting changes in the mix of business, reinstatement premiums and the impact of changes in reinsurance structure.

For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2010 second quarter were 2.9% lower than in the 2009 second quarter, and were 2.0% higher in the six months ended June 30, 2010 than the 2009 period, reflecting changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses. The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Current year	69.8%	73.3%	70.8%	71.5%
Prior period reserve development	(1.9)%	(4.5)%	(0.5)%	(3.4)%
Loss ratio	67.9%	68.8%	70.3%	68.1%

Current Year Loss Ratio.

Second quarter 2010 versus 2009:  The 2010 second quarter loss ratio included 0.8 points for current year catastrophic event activity, while the 2009 second quarter did not include any significant catastrophic activity. In addition, the 2009 second quarter loss ratio included a higher level of large loss activity than in the 2010 second quarter.

Six months ended June 30, 2010 versus 2009:  The 2010 loss ratio included 3.3 points for current year catastrophic event activity, while the 2009 loss ratio did not include any significant catastrophic activity. In addition, the 2009 loss ratio included a higher level of large loss activity than in the 2010 period.

Prior Period Reserve Development.

2010 second quarter: The insurance segment’s net favorable development of $7.9 million, or 1.9 points, reflected reductions in property reserves (including special risk other than marine) from the 2007 and 2008 accident years (i.e., the year in which a loss occurred) of $1.5 million and $7.2 million, respectively, reductions in professional liability reserves of $6.4 million, primarily from the 2007 accident year, a reduction in executive assurance reserves of $6.9 million from the 2007 accident year and reductions in healthcare reserves of $2.8 million from the 2005 to 2008 accident years. Such amounts were partially offset by adverse development in executive assurance reserves from the 2008 and 2009 accident years of $6.8 million and $6.4 million, respectively, and in casualty business from the 2003 to 2005 accident years of $1.8 million, $1.3 million and $3.7 million, respectively.

2009 second quarter: The insurance segment’s net favorable development of $18.7 million, or 4.5 points, reflected reductions in property reserves from the 2005, 2007 and 2008 accident years of $3.3 million, $3.8 million and $4.4 million, respectively, and reductions in casualty and construction reserves from the 2005 accident year of $6.2 million and $5.9 million, respectively. Such amounts were partially offset by an increase in marine reserves for the 2007 accident year of $5.7 million.

Six months ended June 30, 2010: The insurance segment’s net favorable development of $4.1 million, or 0.5 points, reflected reductions in property reserves from the 2006 to 2008 accident years of $2.3 million, $4.5 million and $14.7 million, respectively, reductions in professional liability reserves of $7.1 million, $3.1 million and $5.0 million from the 2007 to 2009 accident years, reductions in executive assurance reserves from the 2006 and 2007 accident years of $2.3 million and $9.5 million, respectively, and reductions in healthcare reserves of $5.1 million from the 2005 to 2008 accident years. The loss ratio for the six months ended June 30, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $11.7 million, $7.4 million and $4.3 million, respectively, which was primarily due to a small number of high severity claims, in executive assurance reserves from the 2008 and 2009 accident years of $7.1 million and $11.0 million, respectively, in professional liability reserves from the 2006 accident year of $12.8 million and in collateral protection business from the 2009 accident year of $4.8 million.

Six months ended June 30, 2009: The insurance segment’s net favorable development of $27.8 million, or 3.4 points, reflected reductions in professional liability reserves of $17.8 million driven by accident years 2005 to 2008, reserves for construction of $6.2 million from the 2005 accident year, a reduction in property reserves of $6.0 million from the 2008 accident year, and reductions in healthcare reserves of $5.7 million driven by accident years 2003 to 2005. These were partially offset by adverse development on executive assurance reserves of $6.7 million, driven by unfavorable development from the 2006 and 2007 accident years combined with favorable development from the 2004 and 2005 accident years, and travel and accident losses from the 2008 accident year of $5.2 million.

Underwriting Expenses.

Second quarter 2010 versus 2009:  The insurance segment’s underwriting expense ratio was 33.6% in the 2010 second quarter, compared to 30.9% in the 2009 second quarter. The acquisition expense ratio was 15.9% for the 2010 second quarter, compared to 13.9% for the 2009 second quarter. The 2010 second quarter ratio included 1.0 point related to prior year reserve development and also reflected changes in the form of reinsurance ceded and mix of business. The operating expense ratio was 17.7% in the 2010 second quarter, compared to 17.0% in the 2009 second quarter, reflecting the lower level of net premiums earned in the 2010 second quarter.

Six months ended June 30, 2010 versus 2009:  The insurance segment’s underwriting expense ratio was 34.0% in the 2010 period, compared to 30.3% in the 2009 period. The acquisition expense ratio was 15.7% for the 2010 period, compared to 14.0% for the 2009 period. The 2010 ratio included 0.8 points related to prior year reserve development and also reflected changes in the form of reinsurance ceded and mix of business. The operating expense ratio was 18.3% in the 2010 period, compared to 16.3% in the 2009 period. The operating expense ratio for the 2010 period included 0.7 points of costs incurred in the first quarter which are not currently expected to impact the insurance segment’s operating expense ratio for the balance of 2010, while the 2009 ratio benefitted from 0.8 points of reductions in compensation costs which were non-recurring.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross premiums written	$203,695	$278,389	$527,172	$668,518
Net premiums written	201,421	274,536	516,251	655,813

Net premiums earned	$217,538	$281,804	$457,978	$581,271
Fee income	9	22	50	77
Losses and loss adjustment expenses	(87,851)	(111,508)	(203,891)	(242,035)
Acquisition expenses, net	(42,116)	(65,066)	(92,309)	(133,901)
Other operating expenses	(19,303)	(16,943)	(39,701)	(35,135)
Underwriting income	$68,277	$88,309	$122,127	$170,277

Underwriting Ratios
Loss ratio	40.4%	39.6%	44.5%	41.6%
Acquisition expense ratio	19.4%	23.1%	20.2%	23.0%
Other operating expense ratio	8.9%	6.0%	8.7%	6.0%
Combined ratio	68.7%	68.7%	73.4%	70.6%

The components of the reinsurance segment’s underwriting results are discussed below.

Premiums Written.

Second quarter 2010 versus 2009:  Gross premiums written by the reinsurance segment in the 2010 second quarter were 26.8% lower than in the 2009 second quarter, primarily due to share decreases and non-renewals in property other than property catastrophe business and casualty business, partially offset by growth in the reinsurance segment’s other specialty and property catastrophe lines. Gross premiums written in the 2009 second quarter also included the renewal of a two-year treaty of approximately $43 million. Net premiums written by the reinsurance segment in the 2010 second quarter were 26.6% lower than in the 2009 second quarter, primarily due to the items noted above.

Six months ended June 30, 2010 versus 2009:  Gross premiums written by the reinsurance segment in the 2010 period were 21.1% lower than in the 2009 period, primarily due to share decreases and non-renewals in property other than property catastrophe business and casualty business, partially offset by growth in the reinsurance segment’s other specialty lines. Gross premiums written in the 2009 period also included the renewal of the two-year treaty noted above. Net premiums written by the reinsurance segment in the 2010 period were 21.3% lower than in the 2009 period, primarily due to the items noted above.

For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2010 second quarter were 22.8% lower than in the 2009 second quarter, and 21.2% lower in the six months ended June 30, 2010 than the 2009 period, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses. The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Current year	53.8%	55.0%	58.8%	56.3%
Prior period reserve development	(13.4)%	(15.4)%	(14.3)%	(14.7)%
Loss ratio	40.4%	39.6%	44.5%	41.6%

Current Year Loss Ratio.

Second quarter 2010 versus 2009:  The 2010 second quarter loss ratio included 1.7 points for current year catastrophic event activity, while the 2009 second quarter did not include any significant catastrophic activity. In addition, the 2010 second quarter loss ratio reflected an increase in the underwriting profit of the reinsurance segment’s property facultative operations and changes in the mix of business.

Six months ended June 30, 2010 versus 2009:  The 2010 period loss ratio included 8.3 points for current year catastrophic event activity, compared to 1.4 points in the 2009 period. Specific 2010 catastrophic events included the Chilean earthquake, European Windstorm Xynthia and the Australian hailstorms and floods. In addition, the loss ratio for the six months ended June 30, 2010 period reflected an increase in the underwriting profit of the reinsurance segment’s property facultative operations and changes in the mix of business, while the 2009 period loss ratio included 0.6 points of losses related to trade credit business.

Prior Period Reserve Development.

2010 second quarter: The reinsurance segment’s net favorable development of $29.1 million, or 13.4 points, was primarily due to reductions in reserves for short-tailed lines of business. Such amount included reductions in property catastrophe and property other than property catastrophe reserves of $22.2 million, including $3.5 million, $5.2 million and $8.9 million from the 2007 to 2009 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), respectively, and $4.6 million from prior underwriting years. The 2010 second quarter loss ratio also benefitted from reductions in casualty reserves, including $4.4 million and $9.3 million from the 2003 and 2004 underwriting years, respectively. Such amounts were partially offset by adverse development in marine reserves from the 2008 underwriting year of $5.0 million and in casualty reserves from the 2006 underwriting year of $4.4 million.

2009 second quarter: The reinsurance segment’s net favorable development of $43.4 million, or 15.4 points, reflected reductions in short-tailed and long-tailed lines of business. Such amount included reductions in casualty reserves of $25.5 million, including $6.7 million, $4.7 million, $6.1 million and $6.9 million from the 2002 to 2005 underwriting years, respectively, and reductions in property catastrophe and property other than property catastrophe reserves of $17.0 million, including $4.0 million, $4.7 million and $7.0 million from the 2006 to 2008 underwriting years, respectively. In addition, favorable development included $10.6 million from other specialty reserves, including $1.8 million, $2.6 million and $3.5 million from the 2005, 2007 and 2008 underwriting years, respectively. Such amounts were partially offset by adverse development in marine reserves from the 2007 and 2008 underwriting years of $6.2 million and $6.1 million, respectively.

Six months ended June 30, 2010: The reinsurance segment’s net favorable development of $65.6 million, or 14.3 points, was primarily due to reductions in reserves for short-tailed lines of business. Such amount included reductions in property catastrophe and property other than property catastrophe reserves of $42.0 million, including $10.6 million and $17.7 million from the 2008 and 2009 underwriting years, respectively, and $13.7 million from prior underwriting years. The loss ratio also benefitted from reductions in other specialty reserves, including $3.5 million, $2.0 million, $1.3 million and $6.6 million from the 2004, 2007, 2008 and 2009 underwriting years, respectively, and reductions in casualty reserves, including $3.9 million, $2.8 million, $11.6 million and $4.9 million from the 2002 to 2005 underwriting years, partially offset by adverse development of $3.1 million and $11.2 million from the 2006 and 2008 underwriting years.

Six months ended June 30, 2009: The reinsurance segment’s net favorable development of $85.4 million, or 14.7 points, reflected reductions in short-tailed and long-tailed lines of business. Such amount included reductions in property catastrophe and property other than property catastrophe reserves of $28.0 million, including $7.3 million and $11.2 million from the 2007 and 2008 underwriting years, respectively, and $9.5 million from prior underwriting years, and reductions in other specialty reserves of $21.6 million, including $7.0 million from the 2004 underwriting year, $7.3 million from the 2008 underwriting year and $7.3 million from other underwriting years. The loss ratio also benefitted from reductions in casualty reserves of $43.2 million, including $9.7 million, $11.1 million, $12.6 million and $9.5 million from the 2002 to 2005 underwriting years. Adverse development in marine reserves from the 2007 and 2008 underwriting years of $5.9 million and $12.1 million, respectively, were partially offset by favorable development of $5.2 million from prior underwriting years.

Underwriting Expenses.

Second quarter 2010 versus 2009: The underwriting expense ratio for the reinsurance segment was 28.3% in the 2010 second quarter, compared to 29.1% in the 2009 second quarter. The acquisition expense ratio for the 2010 second quarter was 19.4%, compared to 23.1% for the 2009 second quarter. The comparison of the 2010 second quarter and 2009 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The 2010 second quarter operating expense ratio of 8.9% was consistent with the 2010 first quarter ratio and the 2.9 point increase from the 2009 second quarter ratio primarily resulted from the lower level of net premiums earned in the 2010 period.

Six months ended June 30, 2010 versus 2009: The underwriting expense ratio for the reinsurance segment was 28.9% in the 2010 period, compared to 29.0% in the 2009 period. The acquisition expense ratio for the 2010 period was 20.2%, compared to 23.0% for the 2009 period. The comparison of the 2010 and 2009 period acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for the 2010 period of 8.7% was 2.7 points higher than the 2009 ratio and primarily resulted from the lower level of net premiums earned in the 2010 period.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Fixed maturities	$94,181	$103,349	$191,842	$200,307
Short-term investments	256	583	485	1,823
Other (1)	926	1,472	1,412	3,037
Gross investment income	95,363	105,404	193,739	205,167
Investment expenses	(4,826)	(4,919)	(10,230)	(8,800)
Net investment income	$90,537	$100,485	$183,509	$196,367

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

During the 2010 second quarter, we recorded a reduction to net investment income following a review of prepayment assumptions on certain commercial mortgage backed securities. The 2010 investment income yields were calculated excluding $3.7 million of amortization expense which was recorded in the 2010 second quarter but is not expected to impact yields during the balance of 2010. The pre-tax investment income yield was 3.48% for the 2010 second quarter, compared to 3.91% for the 2009 second quarter, and 3.46% for the six months ended June 30, 2010, compared to 3.87% for the six months ended June 30, 2009. The lower yields in the 2010 periods primarily reflect lower prevailing interest rates available in the market. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $0.3 million of equity in net losses related to investment funds accounted for using the equity method in the 2010 second quarter, compared to $75.9 million of equity in net income for the 2009 second quarter. We recorded $28.7 million of equity in net income related to investment funds accounted for using the equity method in the six months ended June 30, 2010, compared to $66.3 million of equity in net income for the six months ended June 30, 2009. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, we use the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $408.4 million at June 30, 2010, compared to $391.9 million at December 31, 2009. At June 30, 2010, our portfolio included $409.7 million of investments in bank loan funds, of which $268.8 million are reflected in the investment funds accounted for using the equity method.

Net Realized Gains or Losses

The following table provides an analysis of net realized gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Fixed maturities	$30,499	$4,138	$70,714	$10,308
Other investments	(1,607)	(104)	(2,307)	(18,690)
Other (1)	33,222	(15,827)	41,489	(8,575)
Net realized gains (losses)	$62,114	$(11,793)	$109,896	$(16,957)

(1) Primarily consists of realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing investment portfolios. In addition, net realized gains or losses include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at June 30, 2010 were approximately $99.6 million, compared to $84.8 million at December 31, 2009. We recorded realized losses of $7.4 million on such securities for the 2010 second quarter, compared to realized gains of $5.8 million for the 2009 second quarter, and realized losses of $8.7 million for the six months ended June 30, 2010, compared to realized gains of $9.8 million for the six months ended June 30, 2009.

Net Impairment Losses Recognized in Earnings

We review our investment portfolio each quarter to determine if declines in market value are other-than-temporary. The process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline. For the 2010 second quarter, we recorded $4.4 million of credit related impairments in earnings, compared to $20.9 million for the 2009 second quarter. For the six months ended June 30, 2010, we recorded $6.0 million of credit related impairments in earnings, compared to $57.0 million for the six months ended June 30, 2009. The OTTI recorded in the 2010 periods primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $10.5 million for the 2010 second quarter, compared to $11.5 million for the 2009 second quarter, and $16.2 million for the six months ended June 30, 2010, compared to $17.5 million for the six months ended June 30, 2009. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2010 second quarter of $48.6 million consisted of net unrealized gains of $49.1 million and net realized losses of $0.5 million, compared to net foreign exchange losses for the 2009 second quarter of $53.7 million which consisted of net unrealized losses of $52.2 million and net realized losses of $1.5 million. Net foreign exchange gains for the six months ended June 30, 2010 of $87.2 million consisted of net unrealized gains of $87 million and net realized gains of $0.2 million, compared to net foreign exchange losses for the six months ended June 30, 2009 of $28.5 million which consisted of net unrealized losses of $26.2 million and net realized losses of $2.3 million. Net foreign exchange gains for the 2010 periods primarily resulted from strengthening of the U.S. Dollar against the Euro and British Pound. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders’ equity.

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

The following table summarizes our investable assets:

	June 30,	December 31,
	2010	2009

Fixed maturities available for sale, at market value	$9,428,456	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value (1)	195,372	208,826
Total fixed maturities	9,623,828	9,600,752
Short-term investments available for sale, at market value	554,304	571,489
Short-term investments pledged under securities lending agreements, at market value (1)	19,192	3,994
Cash	341,469	334,571
TALF investments, at market value (2)	407,469	250,265
Other investments
Fixed income mutual funds	67,098	63,146
Other securities	273,500	109,026
Investment funds accounted for using the equity method	408,402	391,869
Total cash and investments (1)	11,695,262	11,325,112
Securities transactions entered into but not settled at the balance sheet date	(108,059)	50,790
Total investable assets	$11,587,203	$11,375,902

(1)         In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested at June 30, 2010 and December 31, 2009 of $209.6 million and $207.0 million, respectively, and included the $214.6 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

(2)         We participate in the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities.

At June 30, 2010, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.90 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.39%. At December 31, 2009, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.87 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.64%. At June 30, 2010, approximately $6.49 billion, or 58%, of our total investments and cash was internally managed, compared to $6.6 billion, or 58%, at December 31, 2009.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	Estimated	Gross	Gross		OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

June 30, 2010:
Corporate bonds	$2,849,589	$93,365	$(28,029)	$2,784,253	$(18,636)
Mortgage backed securities	1,900,291	39,409	(29,323)	1,890,205	(41,887)
U.S. government and government agencies	1,663,506	49,252	(65)	1,614,319	(207)
Commercial mortgage backed securities	1,057,395	36,820	(7,875)	1,028,450	(3,750)
Municipal bonds	989,917	47,217	(321)	943,021	(125)
Non-U.S. government securities	668,853	33,016	(25,190)	661,027	(72)
Asset backed securities	494,277	19,214	(7,842)	482,905	(3,932)
Total	$9,623,828	$318,293	$(98,645)	$9,404,180	$(68,609)

December 31, 2009:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)
Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

(1)         Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At June 30, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $28.9 million, compared to $37.9 million at December 31, 2009.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	June 30, 2010		December 31, 2009
Rating (1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total
AAA	$7,278,291	75.6	$7,072,381	73.7
AA	1,011,324	10.5	1,281,377	13.3
A	543,359	5.7	547,104	5.7
BBB	274,738	2.9	231,988	2.4
BB	109,407	1.1	85,952	0.9
B	202,476	2.1	209,417	2.2
Lower than B	117,419	1.2	80,871	0.8
Not rated	86,814	0.9	91,662	1.0
Total	$9,623,828	100.0	$9,600,752	100.0

(1) Ratings as assigned by the major rating agencies.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	June 30, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$1,133,657	$(35,288)	35.8	$2,892,977	$(39,362)	38.8
10-20%	230,152	(41,557)	42.1	162,875	(28,542)	28.1
20-30%	46,975	(13,973)	14.2	36,872	(10,957)	10.8
30-40%	7,060	(3,839)	3.9	24,214	(12,204)	12.0
40-50%	1,900	(1,489)	1.5	8,031	(6,316)	6.2
50-60%	82	(112)	0.1	158	(171)	0.2
60-70%	330	(528)	0.5	69	(136)	0.1
70-100%	566	(1,859)	1.9	852	(3,770)	3.8
Total	$1,420,722	$(98,645)	100.0	$3,126,048	$(101,458)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	June 30, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$199,075	$(7,195)	7.3	$64,198	$(2,384)	2.3
10-20%	79,894	(14,351)	14.5	75,235	(13,139)	12.9
20-30%	21,779	(6,331)	6.4	8,550	(2,309)	2.3
30-40%	4,856	(2,643)	2.7	19,673	(9,704)	9.6
40-50%	1,900	(1,489)	1.5	3,303	(2,603)	2.6
50-60%	82	(112)	0.1	158	(171)	0.2
60-70%	330	(528)	0.5	69	(136)	0.1
70-100%	566	(1,859)	1.9	851	(3,028)	3.0
Total	$308,482	$(34,508)	34.9	$172,037	$(33,474)	33.0

At June 30, 2010 and December 31, 2009, below-investment grade securities comprised approximately 5% of our fixed maturities and fixed maturities pledged under securities lending agreements. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). In the table above, corporate bonds represented 54% of the total below investment grade securities at market value, mortgage backed securities represented 43% of the total and 3% were in other classes at June 30, 2010. At December 31, 2009, corporate bonds represented 27% of the total below investment grade securities at market value, mortgage backed securities represented 69% of the total and 4% were in other classes.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at June 30, 2010 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated market value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by market value at June 30, 2010, excluding guaranteed amounts:

	Estimated Market Value	Credit Rating

JPMorgan Chase & Co.	$84,347	AA
General Electric Co.	59,004	AA+
Banco Santander SA	58,603	AA+
Citigroup Inc.	50,421	AA
Bank of America Corp.	43,490	A+
Sovrisc BV	41,807	AAA
Royal Dutch Shell PLC	41,487	AA
Morgan Stanley	35,886	A+
The Goldman Sachs Group Inc.	35,171	AA+
Wells Fargo & Company	34,348	AA-
Total	$484,564

At June 30, 2010, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the estimated market value of which was approximately $270 million, or approximately 2.5% of our total investable assets. These securities had an average rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average market values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at June 30, 2010. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($115 million), Assured Guaranty Ltd. ($73.7 million), Ambac Financial Group, Inc. ($46.4 million), Financial Guaranty Insurance Company ($21.9 million) and the Texas Permanent School Fund ($12.9 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at June 30, 2010.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At June 30, 2010, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.9 billion, or 16.4% of total investable assets, compared to $1.45 billion, or 12.7%, at December 31, 2009. As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At June 30, 2010, CMBS constituted approximately $1.06 billion, or 9.1% of total investable assets, compared to $1.19 billion, or 10.4%, at December 31, 2009. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our mortgage backed securities (“MBS”) and CMBS at June 30, 2010, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Market Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003		$3,083	AAA	$2,992	97.0%	0.0%
	2004		21,053	A-	18,786	89.2%	0.2%
	2005		67,496	BB+	57,645	85.4%	0.5%
	2006		54,028	B-	47,973	88.8%	0.4%
	2007		65,656	CCC-	57,770	88.0%	0.5%
	2008		11,140	CC+	9,153	82.2%	0.1%
	2009	(6)	140,935	AAA	147,601	104.7%	1.3%
	2010	(6)	45,285	AAA	45,222	99.9%	0.4%
Total non-agency MBS			$408,676	A-	$387,142	94.7%	3.3%

Non-agency CMBS:	1998		3,665	AAA	3,826	104.4%	0.0%
	1999		147	AAA	147	100.0%	0.0%
	2000		2,014	AAA	1,990	98.8%	0.0%
	2001		181,140	AAA	182,410	100.7%	1.6%
	2002		44,232	AAA	44,592	100.8%	0.4%
	2003		63,325	AAA	66,977	105.8%	0.6%
	2004		183,997	AAA	185,842	101.0%	1.6%
	2005		50,751	AAA	50,470	99.4%	0.4%
	2006		20,479	AAA	20,595	100.6%	0.2%
	2007		50,221	AAA	55,738	111.0%	0.5%
	2009		5,093	AAA	5,242	102.9%	0.0%
	2010		30,130	AAA	30,720	102.0%	0.3%
Total non-agency CMBS			$635,194	AAA	$648,549	102.1%	5.6%

Additional Statistics:

	Non-Agency MBS		Non- Agency
	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	42	49	80
Weighted average life (months) (2)	26	60	27
Weighted average loan-to-value % (3)	72.1%	68.3%	63.1%
Total delinquencies (4)	21.4%	18.4%	5.1%
Current credit support % (5)	42.9%	12.2%	26.1%

(1)              Loans defeased with government/agency obligations represented approximately 20% of the collateral underlying our CMBS holdings.

(2)              The weighted average life for MBS is based on the interest rates in effect at June 30, 2010.  The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)              The range of loan-to-values is 37% to 87% on MBS and 57% to 113% on CMBS.

(4)              Total delinquencies includes 60 days and over.

(5)              Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6)              Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at June 30, 2010:

			Estimated Market Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards (1)	$221,788	AAA	$229,989	103.7%	2.0%
Autos (2)	169,815	AAA	173,483	102.2%	1.5%
Rate reduction bonds (3)	34,150	AAA	36,523	106.9%	0.3%
Student loans (4)	23,714	AAA	24,788	104.5%	0.2%
Other	15,978	AA	14,968	93.7%	0.1%
	465,445	AAA	479,751	103.1%	4.1%

Home equity (5)	$6,029	AAA	$5,296	87.8%	0.0%
	256	A	256	100.0%	0.0%
	298	BBB	295	99.0%	0.0%
	8,872	BB to B	6,413	72.3%	0.1%
	1,767	CCC to C	2,186	123.7%	0.0%
	238	D	80	33.6%	0.0%
	17,460	BBB-	14,526	83.2%	0.1%

Total ABS	$482,905	AAA	$494,277	102.4%	4.3%

The effective duration of the total ABS was 1.26 years at June 30, 2010.

(1) The average excess spread % on credit cards is 31.3%.

(2) The weighted average credit support % on autos is 38.2%.

(3) The weighted average credit support % on rate reduction bonds is 19.8%.

(4) The weighted average credit support % on student loans is 7.0%.

(5) The weighted average credit support % on home equity is 23.8%.

At June 30, 2010, our fixed income portfolio included $48.0 million par value in sub-prime securities with an estimated market value of $17.8 million and an average credit quality of “BBB” from Standard & Poor’s and “Ba1” from Moody’s. At December 31, 2009, our fixed income portfolio included $52.1 million par value in sub-prime securities with an estimated market value of $18.5 million and an average credit quality of “BBB+” from Standard & Poor’s and “Baa3” from Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $14.9 million estimated market value of sub-prime securities with an average credit quality of “B-” from Standard & Poor’s and “Caa1” from Moody’s at June 30, 2010, compared to approximately $18.9 million estimated market value with an average credit quality of “BB” from Standard & Poor’s and “B2” from Moody’s at December 31, 2009.

Other investments totaled $340.6 million at June 30, 2010, compared to $172.2 million at December 31, 2009. Investment funds accounted for using the equity method totaled $408.4 million at June 30, 2010, compared to $391.9 million at December 31, 2009. See note 7, “Investment Information—Other Investments” and “Investment Information—Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method and other investments totaled approximately $133.9 million at June 30, 2010.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at June 30, 2010 and December 31, 2009 by level.

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At June 30, 2010, approximately 91.2% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.7% of our total shareholders’ equity. At December 31, 2009, approximately 90.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.8% of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd. (“Flatiron”), which is not rated by A.M. Best, were $75.4 million at June 30, 2010, compared to $97.6 million at December 31, 2009. Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at June 30, 2010 and December 31, 2009.

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

At June 30, 2010 and December 31, 2009, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30,	December 31,
	2010	2009
Insurance:
Case reserves	$1,210,399	$1,166,441
IBNR reserves	2,525,100	2,431,193
Total net reserves	$3,735,499	$3,597,634

Reinsurance:
Case reserves.	$789,107	$812,455
Additional case reserves	22,293	61,226
IBNR reserves	1,719,294	1,742,597
Total net reserves	$2,530,694	$2,616,278

Total:
Case reserves.	$1,999,506	$1,978,896
Additional case reserves	22,293	61,226
IBNR reserves	4,244,394	4,173,790
Total net reserves	$6,266,193	$6,213,912

At June 30, 2010 and December 31, 2009, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2010	2009

Casualty	$660,551	$641,793
Executive assurance	578,440	536,151
Property, energy, marine and aviation.	538,478	533,859
Professional liability	495,860	504,454
Programs	476,903	452,143
Construction	442,935	421,729
Healthcare	143,172	139,414
National accounts casualty	115,973	96,251
Surety	87,337	89,501
Travel and accident	28,077	29,033
Other	167,773	153,306
Total net reserves	$3,735,499	$3,597,634

At June 30, 2010 and December 31, 2009, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2010	2009
Casualty	$1,764,900	$1,792,750
Property excluding property catastrophe	277,333	322,476
Marine and aviation	218,764	228,708
Property catastrophe	121,474	111,784
Other specialty.	99,405	116,799
Other	48,818	43,761
Total net reserves	$2,530,694	$2,616,278

Shareholders’ Equity

Our shareholders’ equity was $4.40 billion at June 30, 2010, compared to $4.32 billion at December 31, 2009. The increase in the six months ended June 30, 2010 of $74.7 million was attributable to net income, partially offset by share repurchase activity.

Book Value per Common Share

The following table presents the calculation of book value per common share at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(U.S. dollars in thousands, except share data)	2010	2009
Calculation of book value per common share:
Total shareholders’ equity	$4,398,003	$4,323,349
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,073,003	$3,998,349
Common shares outstanding, net of treasury shares (1)	49,630,570	54,761,678
Book value per common share	$82.07	$73.01

(1)       Excludes the effects of 4,650,209 and 5,016,104 stock options and 175,055 and 261,012 restricted stock units outstanding at June 30, 2010 and December 31, 2009, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $23.9 million at June 30, 2010, compared to $25.7 million at December 31, 2009. During the six months ended June 30, 2010, ACGL received dividends of $445.0 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2010 and December 31, 2009, such amounts approximated $1.41 billion and $1.49 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At June 30, 2010 and December 31, 2009, such amounts approximated $4.46 billion and $4.28 billion, respectively.

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

Consolidated net cash provided by operating activities was $390.1 million for the six months ended June 30, 2010, compared to $518.5 million for the six months ended June 30, 2009. The decline in cash flow from operations reflected a lower level of premium collections, partially offset by a decrease in paid losses. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate investable assets totaled $11.59 billion at June 30, 2010, compared to $11.38 billion at December 31, 2009. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices in an illiquid market or access credit facilities.

We expect that our liquidity needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.

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

On July 29, 2010, Standard & Poor’s Ratings Services raised the counterparty credit and financial strength ratings on our insurance and reinsurance subsidiaries to “A+” (Strong) with a stable outlook from “A” (Strong) and ACGL’s counterparty (issuer) credit rating was raised to “A-” with a stable outlook from “BBB+.”

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

The board of directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 28.1 million common shares for an aggregate purchase price of $1.96 billion. During the six months ended June 30, 2010, ACGL repurchased 6.2 million common shares for an aggregate purchase price of $450.3 million. Weighted average shares outstanding for the six months ended June 30, 2010 were reduced by 24.8 million shares, compared to 15.3 million shares for the 2009 period. At June 30, 2010, approximately $541.1 million of share repurchases were available under the program.

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

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the six month periods ended June 30, 2010 and 2009, we paid $12.9 million to holders of the preferred shares and, at June 30, 2010, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of June 30, 2010, we had $407.5 million of securities under TALF which are reflected as “TALF investments, at market value” and $336.2 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, we had $250.3 million of TALF investments, at market value and $217.6 million of TALF borrowings, at market value. Refer to note 4, “Debt and Financing Arrangements—TALF Program,” of the notes accompanying our consolidated financial statements for further details on the TALF Program.

At June 30, 2010, ACGL’s capital of $4.82 billion consisted of $300.0 million of senior notes, representing 6.2% of the total, $125.0 million of revolving credit agreement borrowings due in August 2011, representing 2.6% of the total, $325.0 million of preferred shares, representing 6.7% of the total, and common shareholders’ equity of $4.07 billion, representing the balance. At December 31, 2009, ACGL’s capital of $4.72 billion consisted of $300.0 million of senior notes, representing 6.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.9% of the total, and common shareholders’ equity of $4.00 billion, representing the balance. The increase in capital during the six months ended June 30, 2010 was primarily attributable to net income, partially offset by share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2010 (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2009 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at June 30, 2010 that affect the quantitative and qualitative disclosures presented as of December 31, 2009 were as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, in recent months interest rate movements in many credit sectors have exhibited a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at June 30, 2010 and December 31, 2009:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

June 30, 2010:
Total market value	$10,854.5	$10,722.4	$10,573.8	$10,415.5	$10,255.9
Market value change from base	2.65%	1.41%	—	(1.50)%	(3.01)%
Change in unrealized value	$280.7	$148.6	$—	$(158.3)	$(317.9)

December 31, 2009:
Total market value	$11,227.5	$11,078.3	$10,920.7	$10,757.7	$10,593.9
Market value change from base	2.81%	1.44%	—	(1.49)%	(2.99)%
Change in unrealized value	$306.8	$157.6	$—	$(163.0)	$(326.8)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at June 30, 2010 and December 31, 2009:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

June 30, 2010:
Total market value	$10,820.9	$10,697.4	$10,573.8	$10,695.4	$10,327.6
Market value change from base	2.34%	1.17%	—	1.15%	(2.33)%
Change in unrealized value	$247.1	$123.6	$—	$121.6	$(246.2)

December 31, 2009:
Total market value	$11,198.4	$11,061.6	$10,920.7	$10,775.8	$10,627.8
Market value change from base	2.54%	1.29%	—	(1.33)%	(2.68)%
Change in unrealized value	$277.7	$140.9	$—	$(144.9)	$(292.9)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2010, our portfolio’s VaR was estimated to be 3.74%, compared to an estimated 4.79% at December 31, 2009.

Privately Held Securities and Equity Securities. Our investment portfolio includes an allocation to privately held securities and equity securities. At June 30, 2010 and December 31, 2009, the market value of our investments in privately held securities and equity securities (excluding our investment in Aeolus LP which is accounted for using the equity method) totaled $193.7 million and $44.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in market value. An immediate hypothetical 10% depreciation in the value of each position would reduce the market value of such investments by approximately $19.4 million and $4.5 million at June 30, 2010 and December 31 2009, respectively, and would have decreased book value per common share by approximately $0.39 and $0.08, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At June 30, 2010, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $1.84 billion, compared to $1.13 billion at December 31, 2009. A 100 basis point depreciation of the underlying exposure to these derivative instruments at June 30, 2010 and December 31, 2009 would have resulted in a reduction in net income of approximately $18.4 million and $11.3 million, respectively, and would have decreased book value per common share by $0.37 and $0.21, respectively.

For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. In addition, as a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility in our results of operations. A 10% appreciation of the U.S. Dollar against the major foreign currencies for our outstanding contracts at June 30, 2010 and December 31, 2009, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $33.1 million and $40.1 million, respectively, and would have decreased book value per common share by approximately $0.67 and $0.73, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2010;

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

Other Financial Information

The consolidated financial statements as of June 30, 2010 and for the six month periods ended June 30, 2010 and 2009 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 5, 2010) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2010, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2010 second quarter:

(U.S. dollars in thousands, except share data)	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2010-4/30/2010	78,593	$74.74	76,177	$804,439
5/1/2010-5/31/2010	2,280,561	74.46	2,221,906	$638,969
6/1/2010-6/30/2010	1,353,797	72.73	1,346,144	$541,077
Total	3,712,951	$73.83	3,644,227	$541,077

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

(2)          The Board of Directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 28.1 million common shares for an aggregate purchase price of $1.96 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Item 5.  Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2010 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, the substantial majority of which consisted of tax services, tax consulting and tax compliance.

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

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2010 formatted in XBRL:  (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 5, 2010	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: August 5, 2010	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2010 formatted in XBRL:  (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.