Form 10-Q/A
period 2010-06-30
ARCH CAPITAL GROUP LTD.
filed 2010-08-09
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

QUARTERLY REPORT ON FORM 10-Q/A
For the quarterly period ended June 30, 2010

EXPLANATORY NOTE

This Form 10-Q/A (the “10-Q/A”) is being filed by Arch Capital Group Ltd. (“ACGL”) solely to correct printer’s errors in Exhibit 101 (XBRL financial information) to ACGL’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2010.  Except as described above, this 10-Q/A does not change or update the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q.

Item 6.  Exhibits

Exhibit No.	Description

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.*

† Filed as an exhibit to our Report on Form 10-Q, as filed with the SEC on August 5, 2010.

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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 9, 2010	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: August 9, 2010	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Accountants’ Awareness Letter (regarding unaudited interim financial information) †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.*

† Filed as an exhibit to our Report on Form 10-Q, as filed with the SEC on August 5, 2010.

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