Form 10-Q
period 2010-09-30
ARCH CAPITAL GROUP LTD.
filed 2010-11-08
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of the registrant’s common shares (par value, $0.01 per share) outstanding as of November 4, 2010 was 48,887,727.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009, and the consolidated statements of changes in shareholders’ equity, comprehensive income and cash flows for each of the nine-month periods ended September 30, 2010 and September 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2010

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: $9,411,927 and $9,227,432)	$9,810,102	$9,391,926
Short-term investments available for sale, at market value (amortized cost: $777,989 and $570,469)	780,671	571,489
Investment of funds received under securities lending agreements, at market value (amortized cost: $201,072 and $96,590)	200,020	91,160
TALF investments, at market value (amortized cost: $393,377 and $247,192)	410,881	250,265
Other investments (cost: $392,446 and $162,505)	418,411	172,172
Investment funds accounted for using the equity method	432,418	391,869
Total investments	12,052,503	10,868,881

Cash	365,997	334,571
Accrued investment income	79,180	70,673
Investment in joint venture (cost: $100,000)	104,347	102,855
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	203,221	212,820
Securities purchased under agreements to resell using funds received under securities lending agreements	—	115,839
Premiums receivable	662,634	595,030
Unpaid losses and loss adjustment expenses recoverable	1,654,900	1,659,500
Paid losses and loss adjustment expenses recoverable	60,222	60,770
Prepaid reinsurance premiums	267,240	277,985
Deferred acquisition costs, net	297,250	280,372
Receivable for securities sold	1,329,508	187,171
Other assets	624,395	609,323
Total Assets	$17,701,397	$15,375,790

Liabilities
Reserve for losses and loss adjustment expenses	$8,054,677	$7,873,412
Unearned premiums	1,524,100	1,433,331
Reinsurance balances payable	130,274	156,500
Senior notes	300,000	300,000
Revolving credit agreement borrowings	125,000	100,000
TALF borrowings, at market value (par: $332,291 and $218,740)	331,797	217,565
Securities lending payable	209,411	219,116
Payable for securities purchased	1,649,462	136,381
Other liabilities	658,766	616,136
Total Liabilities	12,983,487	11,052,441

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares - Series A and B	325,000	325,000
Common shares ($0.01 par, shares issued: 53,143,560 and 54,761,678)	531	548
Additional paid-in capital	100,640	253,466
Retained earnings	4,194,902	3,605,809
Accumulated other comprehensive income, net of deferred income tax	388,370	138,526
Common shares held in treasury, at cost (shares: 3,918,189 and 0)	(291,533)	—
Total Shareholders’ Equity	4,717,910	4,323,349
Total Liabilities and Shareholders’ Equity	$17,701,397	$15,375,790

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Net premiums written	$636,117	$727,308	$2,028,129	$2,244,025
Change in unearned premiums	(8,708)	7,077	(107,792)	(109,818)
Net premiums earned	627,409	734,385	1,920,337	2,134,207
Net investment income	90,768	100,213	274,277	296,580
Net realized gains	68,828	70,638	178,724	53,681

Other-than-temporary impairment losses	(2,679)	(7,860)	(9,732)	(142,663)
Less investment impairments recognized in other comprehensive income, before taxes	604	3,217	1,641	81,023
Net impairment losses recognized in earnings	(2,075)	(4,643)	(8,091)	(61,640)

Fee income	874	826	2,551	2,568
Equity in net income of investment funds accounted for using the equity method	9,708	69,119	38,410	135,428
Other income	1,840	5,687	12,346	14,588
Total revenues	797,352	976,225	2,418,554	2,575,412

Expenses
Losses and loss adjustment expenses	359,193	444,914	1,150,389	1,244,314
Acquisition expenses	111,279	122,739	336,378	373,011
Other operating expenses	103,121	99,743	311,460	286,153
Interest expense	7,371	6,001	22,547	17,425
Net foreign exchange (gains) losses	65,157	19,755	(22,069)	48,208
Total expenses	646,121	693,152	1,798,705	1,969,111

Income before income taxes	151,231	283,073	619,849	606,301

Income tax expense	3,200	2,205	11,373	20,513

Net Income	148,031	280,868	608,476	585,788

Preferred dividends	6,461	6,461	19,383	19,383

Net income available to common shareholders	$141,570	$274,407	$589,093	$566,405

Net income per common share
Basic	$2.89	$4.56	$11.55	$9.39
Diluted	$2.77	$4.39	$11.05	$9.05

Weighted average common shares and common share equivalents outstanding
Basic	48,997,791	60,156,219	50,993,316	60,295,144
Diluted	51,182,009	62,533,816	53,317,198	62,590,228

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	548	605
Common shares issued, net	13	6
Purchases of common shares under share repurchase program	(30)	(16)
Balance at end of period	531	595

Additional Paid-in Capital
Balance at beginning of year	253,466	669,715
Common shares issued	3,572	2,557
Exercise of stock options	35,150	4,138
Common shares retired	(217,562)	(104,875)
Amortization of share-based compensation	25,450	20,843
Other	564	(44)
Balance at end of period	100,640	592,334

Retained Earnings
Balance at beginning of year	3,605,809	2,693,239
Cumulative effect of change in accounting principle (1)	—	61,469
Balance at beginning of year, as adjusted	3,605,809	2,754,708
Dividends declared on preferred shares	(19,383)	(19,383)
Net income	608,476	585,788
Balance at end of period	4,194,902	3,321,113

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	138,526	(255,594)
Cumulative effect of change in accounting principle (1)	—	(61,469)
Balance at beginning of year, as adjusted	138,526	(317,063)
Change in unrealized appreciation in value of investments, net of deferred income tax	252,026	609,446
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,641)	(81,023)
Foreign currency translation adjustments, net of deferred income tax	(541)	10,420
Balance at end of period	388,370	221,780

Common Shares Held in Treasury, at Cost
Balance at beginning of year	—	—
Shares repurchased for treasury	(291,533)	—
Balance at end of period	(291,533)	—

Total Shareholders’ Equity	$4,717,910	$4,460,822

(1) Adoption of accounting guidance regarding the recognition and presentation of other-than-temporary impairments.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Comprehensive Income
Net income	$608,476	$585,788
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	378,543	583,138
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,641)	(81,023)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(126,517)	26,308
Foreign currency translation adjustments	(541)	10,420
Other comprehensive income	249,844	538,843
Comprehensive Income	$858,320	$1,124,631

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income	$608,476	$585,788
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(184,423)	(53,161)
Net impairment losses recognized in earnings	8,091	61,640
Equity in net income of investment funds accounted for using the equity method and other income	(29,925)	(145,219)
Share-based compensation	25,450	20,843
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	212,024	168,615
Unearned premiums, net of prepaid reinsurance premiums	105,905	109,109
Premiums receivable	(73,654)	(54,585)
Deferred acquisition costs, net	(17,570)	(6,064)
Reinsurance balances payable	(22,255)	17,380
Other liabilities	8,143	2,142
Other items, net	17,299	102,176
Net Cash Provided By Operating Activities	657,561	808,664

Investing Activities
Purchases of:
Fixed maturity investments	(14,501,938)	(16,048,447)
Other investments	(515,570)	(40,879)
Proceeds from the sales of:
Fixed maturity investments	13,984,442	14,723,846
Other investments	301,808	67,879
Proceeds from redemptions and maturities of fixed maturity investments	683,826	638,638
Net purchases of short-term investments	(212,093)	(109,500)
Change in investment of securities lending collateral	9,705	127,822
Purchases of furniture, equipment and other assets	(10,111)	(15,586)
Net Cash Used For Investing Activities	(259,931)	(656,227)

Financing Activities
Purchases of common shares under share repurchase program	(503,724)	(99,746)
Proceeds from common shares issued, net	22,956	772
Proceeds from borrowings	264,526	269,843
Repayments of borrowings	(125,985)	(50,000)
Change in securities lending collateral	(9,705)	(127,822)
Other	8,950	(461)
Preferred dividends paid	(19,383)	(19,383)
Net Cash Used For Financing Activities	(362,365)	(26,797)

Effects of exchange rate changes on foreign currency cash	(3,839)	7,770

Increase in cash	31,426	133,410
Cash beginning of year	334,571	251,739
Cash end of period	$365,997	$385,149

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

2.             Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Earlier adoption is permitted. Retrospective application to all prior periods presented upon the date of adoption is also permitted but is not required. The Company is evaluating the impact this new guidance will have on its consolidated statement of financial position and results of operations.

In March 2010, the Financial Accounting Standards Board (“FASB”) issued an ASU that clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

derivative feature. This ASU was effective as of July 1, 2010 and its adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

3.             Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program, consisting of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2011. Since the inception of the share repurchase program, ACGL has repurchased 28.8 million common shares for an aggregate purchase price of $2.01 billion. During the 2010 third quarter, ACGL repurchased 0.7 million common shares for an aggregate purchase price of $53.4 million, compared to 1.5 million common shares for an aggregate purchase price of $98.2 million during the 2009 third quarter. During the nine months ended September 30, 2010, ACGL repurchased 6.9 million common shares for an aggregate purchase price of $503.7 million, compared to 1.6 million common shares for an aggregate purchase price of $99.7 million during the 2009 period.

At September 30, 2010, approximately $487.7 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Treasury Shares

In May 2010, ACGL’s shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL’s board of directors. From May 5 to September 30, 2010, all repurchases of ACGL’s common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’  Prior to May 5, 2010, such acquisitions were reflected as a reduction in additional paid-in capital. At September 30, 2010, the Company held 3.9 million shares for an aggregate cost of $291.5 million in treasury, at cost.

Non-Cumulative Preferred Shares

ACGL’s outstanding non-cumulative preferred shares consist of $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) and $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares” and together with the Series A Preferred Shares, the “Preferred Shares”). ACGL has the right to redeem all or a portion of each series of

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. During the nine month periods ended September 30, 2010 and 2009, the Company paid $19.4 million to holders of the Preferred Shares. At September 30, 2010, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares.

4.             Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the nine month periods ended September 30, 2010 and 2009, interest expense on the Senior Notes was $16.5 million. The market value of the Senior Notes at September 30, 2010 and December 31, 2009 was $321.9 million and $298.6 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of September 30, 2010, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2010. The Credit Agreement expires on August 30, 2011.

Including the secured letter of credit portion of the Credit Agreement, the Company has access to letter of credit facilities for up to a total of $1.45 billion. Arch Reinsurance Ltd. (“Arch Re Bermuda”) also has access to other letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at September 30, 2010. At such date, the Company had $703.2 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a market value of $785.4 million. At September 30, 2010, the Company had $125.0 million of borrowings outstanding under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points.

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

The Company elected to carry the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. As of September 30, 2010, the Company had $410.9 million of securities under TALF which are reflected as “TALF investments, at market value” and $331.8 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, the Company had $250.3 million of securities under TALF which are reflected as “TALF investments, at market value” and $217.6 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” The original maturity dates for the TALF borrowings vary between 1.5 to 4.5 years with floating or fixed coupons depending on the related TALF investments.

Interest Paid

During the nine months ended September 30, 2010, the Company made interest payments of $17.1 million related to its debt and financing arrangements, compared to $12.0 million for the nine months ended September 30, 2009. The growth was primarily attributable to payments on the Company’s TALF borrowings.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Three Months Ended
	September 30, 2010
	Insurance	Reinsurance	Total

Gross premiums written (1)	$624,490	$208,770	$831,788
Net premiums written (1)	431,361	204,756	636,117
Net premiums earned (1)	$411,881	$215,528	$627,409
Fee income	864	10	874
Losses and loss adjustment expenses	(265,411)	(93,782)	(359,193)
Acquisition expenses, net	(67,309)	(43,970)	(111,279)
Other operating expenses	(77,078)	(20,247)	(97,325)
Underwriting income	$2,947	$57,539	60,486

Net investment income			90,768
Net realized gains			68,828
Net impairment losses recognized in earnings			(2,075)
Equity in net income of investment funds accounted for using the equity method			9,708
Other income			1,840
Other expenses			(5,796)
Interest expense			(7,371)
Net foreign exchange losses			(65,157)
Income before income taxes			151,231
Income tax expense			(3,200)

Net income			148,031
Preferred dividends			(6,461)
Net income available to common shareholders			$141,570

Underwriting Ratios
Loss ratio	64.4%	43.5%	57.3%
Acquisition expense ratio (2)	16.1%	20.4%	17.6%
Other operating expense ratio	18.7%	9.4%	15.5%
Combined ratio	99.2%	73.3%	90.4%

(1)        Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $1.5 million, respectively, of gross and net premiums written and $0.3 million and $2.7 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)        The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2009
	Insurance	Reinsurance	Total

Gross premiums written (1)	$673,986	$266,193	$937,328
Net premiums written (1)	473,676	253,632	727,308
Net premiums earned (1)	$443,319	$291,066	$734,385
Fee income	814	12	826
Losses and loss adjustment expenses	(303,304)	(141,610)	(444,914)
Acquisition expenses, net	(60,964)	(61,775)	(122,739)
Other operating expenses	(72,452)	(21,271)	(93,723)
Underwriting income	$7,413	$66,422	73,835

Net investment income			100,213
Net realized gains			70,638
Net impairment losses recognized in earnings			(4,643)
Equity in net loss of investment funds accounted for using the equity method			69,119
Other income			5,687
Other expenses			(6,020)
Interest expense			(6,001)
Net foreign exchange losses			(19,755)
Income before income taxes			283,073
Income tax expense			(2,205)

Net income			280,868
Preferred dividends			(6,461)
Net income available to common shareholders			$274,407

Underwriting Ratios
Loss ratio	68.4%	48.7%	60.6%
Acquisition expense ratio (2)	13.6%	21.2%	16.6%
Other operating expense ratio	16.3%	7.3%	12.8%
Combined ratio	98.3%	77.2%	90.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2010
	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,874,419	$735,942	$2,602,575
Net premiums written (1)	1,307,122	721,007	2,028,129
Net premiums earned (1)	$1,246,831	$673,506	$1,920,337
Fee income	2,491	60	2,551
Losses and loss adjustment expenses	(852,716)	(297,673)	(1,150,389)
Acquisition expenses, net	(200,099)	(136,279)	(336,378)
Other operating expenses	(229,525)	(59,948)	(289,473)
Underwriting income (loss)	$(33,018)	$179,666	146,648

Net investment income			274,277
Net realized gains			178,724
Net impairment losses recognized in earnings			(8,091)
Equity in net income of investment funds accounted for using the equity method			38,410
Other income			12,346
Other expenses			(21,987)
Interest expense			(22,547)
Net foreign exchange gains			22,069
Income before income taxes			619,849
Income tax expense			(11,373)

Net income			608,476
Preferred dividends			(19,383)
Net income available to common shareholders			$589,093

Underwriting Ratios
Loss ratio	68.4%	44.2%	59.9%
Acquisition expense ratio (2)	15.8%	20.2%	17.4%
Other operating expense ratio	18.4%	8.9%	15.1%
Combined ratio	102.6%	73.3%	92.4%

(1)        Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include nil and $7.8 million, respectively, of gross and net premiums written and $0.8 million and $9.5 million, respectively, of net premiums earned assumed through intersegment transactions.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30,
	2010		2009
	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT

Net premiums written (1)
Property, energy, marine and aviation	$88,412	20.5	$118,536	25.0
Professional liability	72,787	16.9	66,002	13.9
Programs	68,264	15.8	66,964	14.1
Executive assurance	53,538	12.4	58,529	12.4
Casualty	28,493	6.6	26,753	5.6
Construction	24,296	5.6	36,823	7.8
Travel and accident	19,673	4.6	15,998	3.4
National accounts casualty	19,215	4.5	30,726	6.5
Surety	11,128	2.6	12,025	2.5
Healthcare	8,705	2.0	10,854	2.3
Other (2)	36,850	8.5	30,466	6.5
Total	$431,361	100.0	$473,676	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$82,301	20.0	$94,471	21.3
Professional liability	63,522	15.4	57,540	13.0
Programs	68,404	16.6	69,436	15.7
Executive assurance	52,369	12.7	56,094	12.7
Casualty	27,503	6.7	30,004	6.8
Construction	31,348	7.6	42,495	9.6
Travel and accident	17,418	4.2	18,193	4.1
National accounts casualty	18,595	4.5	19,969	4.5
Surety	9,876	2.4	12,239	2.8
Healthcare	9,738	2.4	12,303	2.8
Other (2)	30,807	7.5	30,575	6.7
Total	$411,881	100.0	$443,319	100.0

Net premiums written by client location (1)
United States	$298,188	69.1	$342,112	72.2
Europe	64,320	14.9	68,109	14.4
Other	68,853	16.0	63,455	13.4
Total	$431,361	100.0	$473,676	100.0

Net premiums written by underwriting location (1)
United States	$285,126	66.1	$336,552	71.1
Europe	133,349	30.9	117,900	24.9
Other	12,886	3.0	19,224	4.0
Total	$431,361	100.0	$473,676	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.3 million, respectively, for the 2010 third quarter and premiums written and earned of nil and $0.4 million, respectively, for the 2009 third quarter. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $1.5 million and $2.7 million, respectively, for the 2010 third quarter and premiums written and earned of $2.8 million and $3.0 million, respectively, for the 2009 third quarter.

(2)          Includes excess workers’ compensation, employers’ liability, collateral protection and alternative markets business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30,
	2010		2009
	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT

Net premiums written (1)
Property excluding property catastrophe (2)	$70,149	34.3	$90,845	35.8
Property catastrophe	40,255	19.7	50,539	19.9
Casualty (3)	38,276	18.7	85,084	33.5
Other specialty	30,468	14.9	10,595	4.2
Marine and aviation	24,913	12.2	16,187	6.4
Other	695	0.2	382	0.2
Total	$204,756	100.0	$253,632	100.0

Net premiums earned (1)
Property excluding property catastrophe (2)	$66,438	30.8	$94,837	32.6
Property catastrophe	54,206	25.2	61,772	21.2
Casualty (3)	52,792	24.5	88,721	30.5
Other specialty	25,254	11.7	23,251	8.0
Marine and aviation	16,106	7.5	21,666	7.4
Other	732	0.3	819	0.3
Total	$215,528	100.0	$291,066	100.0

Net premiums written (1)
Pro rata	$105,844	51.7	$147,132	58.0
Excess of loss	98,912	48.3	106,500	42.0
Total	$204,756	100.0	$253,632	100.0

Net premiums earned (1)
Pro rata	$103,698	48.1	$170,571	58.6
Excess of loss	111,830	51.9	120,495	41.4
Total	$215,528	100.0	$291,066	100.0

Net premiums written by client location (1)
United States	$126,882	62.0	$174,932	69.0
Europe	25,050	12.2	30,291	11.9
Bermuda	16,330	8.0	30,209	11.9
Other	36,494	17.8	18,200	7.2
Total	$204,756	100.0	$253,632	100.0

Net premiums written by underwriting location (1)
Bermuda	$116,433	56.9	$140,448	55.4
United States	76,183	37.2	106,305	41.9
Other	12,140	5.9	6,879	2.7
Total	$204,756	100.0	$253,632	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $1.5 million and $2.7 million, respectively, for the 2010 third quarter and premiums written and earned of $2.8 million and $3.0 million, respectively, for the 2009 third quarter. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.3 million, respectively, for the 2010 third quarter and premiums written and earned of nil and $0.4 million, respectively, for the 2009 third quarter.

(2)          Includes facultative business.

(3)          Includes professional liability, executive assurance and healthcare business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010		2009
	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT

Net premiums written (1)
Property, energy, marine and aviation	$277,271	21.2	$310,950	23.3
Programs	212,107	16.2	214,050	16.0
Professional liability	195,602	15.0	175,783	13.2
Executive assurance	167,785	12.8	161,527	12.1
Construction	111,053	8.5	129,584	9.7
Casualty	80,573	6.2	80,509	6.0
Travel and accident	56,751	4.3	53,089	4.0
National accounts casualty	53,901	4.1	62,535	4.7
Healthcare	27,218	2.1	31,740	2.4
Surety	26,231	2.0	32,637	2.4
Other (2)	98,630	7.6	82,176	6.2
Total	$1,307,122	100.0	$1,334,580	100.0

Net premiums earned (1)
Property, energy, marine and aviation	$258,156	20.7	$246,881	19.6
Programs	202,944	16.3	207,914	16.5
Professional liability	183,670	14.7	172,323	13.7
Executive assurance	163,834	13.1	156,198	12.4
Construction	99,369	8.0	126,279	10.0
Casualty	83,720	6.7	93,948	7.4
Travel and accident	51,086	4.1	49,547	3.9
National accounts casualty	57,178	4.6	47,487	3.8
Healthcare	30,021	2.4	34,061	2.7
Surety	28,157	2.3	37,771	3.0
Other (2)	88,696	7.1	89,461	7.0
Total	$1,246,831	100.0	$1,261,870	100.0

Net premiums written by client location (1)
United States	$923,012	70.6	$998,531	74.8
Europe	227,783	17.4	208,631	15.6
Other	156,327	12.0	127,418	9.6
Total	$1,307,122	100.0	$1,334,580	100.0

Net premiums written by underwriting location (1)
United States	$884,974	67.7	$972,847	72.9
Europe	357,751	27.4	301,518	22.6
Other	64,397	4.9	60,215	4.5
Total	$1,307,122	100.0	$1,334,580	100.0

(1)          Insurance segment results include premiums written and earned assumed through intersegment transactions of nil and $0.8 million, respectively, for the 2010 period and premiums written and earned of $0.1 million and $1.3 million, respectively, for the 2009 period. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $7.8 million and $9.5 million, respectively, for the 2010 period and premiums written and earned of $9.4 million and $11.3 million, respectively, for the 2009 period.

(2)          Includes excess workers’ compensation, employers’ liability, collateral protection and alternative markets business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010		2009
	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT

Net premiums written (1)
Property excluding property catastrophe (2)	$202,956	28.1	$300,502	33.0
Property catastrophe	199,460	27.7	234,423	25.8
Casualty (3)	154,500	21.4	257,006	28.3
Other specialty	104,150	14.4	54,611	6.0
Marine and aviation	55,760	7.7	60,101	6.6
Other	4,181	0.7	2,802	0.3
Total	$721,007	100.0	$909,445	100.0

Net premiums earned (1)
Property excluding property catastrophe (2)	$211,419	31.4	$278,372	31.9
Property catastrophe	160,380	23.8	179,136	20.5
Casualty (3)	182,729	27.1	258,745	29.7
Other specialty	65,315	9.7	82,613	9.5
Marine and aviation	50,441	7.5	71,559	8.2
Other	3,222	0.5	1,912	0.2
Total	$673,506	100.0	$872,337	100.0

Net premiums written (1)
Pro rata	$308,838	42.8	$469,293	51.6
Excess of loss	412,169	57.2	440,152	48.4
Total	$721,007	100.0	$909,445	100.0

Net premiums earned (1)
Pro rata	$336,943	50.0	$540,754	62.0
Excess of loss	336,563	50.0	331,583	38.0
Total	$673,506	100.0	$872,337	100.0

Net premiums written by client location (1)
United States	$433,257	60.1	$598,090	65.8
Europe	165,570	23.0	171,574	18.9
Bermuda	62,027	8.6	100,441	11.0
Other	60,153	8.3	39,340	4.3
Total	$721,007	100.0	$909,445	100.0

Net premiums written by underwriting location (1)
Bermuda	$397,935	55.2	$520,940	57.3
United States	250,204	34.7	331,650	36.5
Other	72,868	10.1	56,855	6.2
Total	$721,007	100.0	$909,445	100.0

(1)          Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $7.8 million and $9.5 million, respectively, for the 2010 period and premiums written and earned of $9.4 million and $11.3 million, respectively, for the 2009 period. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of nil and $0.8 million, respectively, for the 2010 period and premiums written and earned of $0.1 million and $1.3 million, respectively, for the 2009 period.

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

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Premiums Written
Direct	$601,918	$650,072	$1,819,627	$1,894,121
Assumed	229,870	287,256	782,948	980,098
Ceded	(195,671)	(210,020)	(574,446)	(630,194)
Net	$636,117	$727,308	$2,028,129	$2,244,025

Premiums Earned
Direct	$591,060	$632,673	$1,769,707	$1,828,103
Assumed	233,385	320,913	730,510	961,604
Ceded	(197,036)	(219,201)	(579,880)	(655,500)
Net	$627,409	$734,385	$1,920,337	$2,134,207

Losses and Loss Adjustment Expenses
Direct	$332,233	$368,515	$1,125,291	$1,119,934
Assumed	112,399	141,349	311,625	415,076
Ceded	(85,439)	(64,950)	(286,527)	(290,696)
Net	$359,193	$444,914	$1,150,389	$1,244,314

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At September 30, 2010, approximately 91.7% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 5.1% of the Company’s total shareholders’ equity. At December 31, 2009, approximately 90.0% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 5.8% of the Company’s total shareholders’ equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.              Investment Information

The following table summarizes the Company’s invested assets:

	September 30,	December 31,
	2010	2009

Fixed maturities available for sale, at market value	$9,810,102	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value (1)	184,226	208,826
Total fixed maturities	9,994,328	9,600,752
Short-term investments available for sale, at market value	780,671	571,489
Short-term investments pledged under securities lending agreements, at market value (1)	18,995	3,994
TALF investments, at market value	410,881	250,265
Other investments	418,411	172,172
Investment funds accounted for using the equity method	432,418	391,869
Total investments (1)	12,055,704	10,990,541
Securities transactions entered into but not settled at the balance sheet date	(319,954)	50,790
Total investments, net of securities transactions	$11,735,750	$11,041,331

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $200.0 million and $207.0 million at September 30, 2010 and December 31, 2009, respectively, and included the $203.2 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Fixed Maturities Pledged Under Securities Lending Agreements

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	Estimated	Gross	Gross		OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

September 30, 2010:
Corporate bonds	$2,920,213	$150,824	$(6,593)	$2,775,982	$(18,510)
Mortgage backed securities	1,840,250	34,192	(18,698)	1,824,756	(28,122)
U.S. government and government agencies	1,578,958	70,592	(89)	1,508,455	(207)
Municipal bonds	1,164,523	63,776	(628)	1,101,375	(125)
Commercial mortgage backed securities	1,162,076	44,958	(7,575)	1,124,693	(3,738)
Non-U.S. government securities	779,959	56,879	(4,430)	727,510	(72)
Asset backed securities	548,349	25,323	(4,632)	527,658	(4,046)
Total	$9,994,328	$446,544	$(42,645)	$9,590,429	$(54,820)

December 31, 2009:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)
Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

(1)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At September 30, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $10.4 million, compared to $37.9 million at December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements, equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2010:
Corporate bonds	$71,836	$(2,547)	$40,962	$(4,046)	$112,798	$(6,593)
Mortgage backed securities	266,265	(11,692)	57,090	(7,006)	323,355	(18,698)
U.S. government and government agencies	103,189	(89)	—	—	103,189	(89)
Commercial mortgage backed securities	85,086	(1,252)	58,007	(6,323)	143,093	(7,575)
Municipal bonds	76,937	(628)	—	—	76,937	(628)
Non-U.S. government securities	137,673	(1,837)	23,279	(2,593)	160,952	(4,430)
Asset backed securities	62,901	(1,835)	6,818	(2,797)	69,719	(4,632)
	803,887	(19,880)	186,156	(22,765)	990,043	(42,645)

Other investments	34,003	(1,096)	2,992	(375)	36,995	(1,471)
Short-term investments	45,275	(1,161)	—	—	45,275	(1,161)
Total	$883,165	$(22,137)	$189,148	$(23,140)	$1,072,313	$(45,277)

December 31, 2009:
Corporate bonds	$547,376	$(7,742)	$45,399	$(5,241)	$592,775	$(12,983)
Mortgage backed securities	636,817	(33,388)	62,382	(12,148)	699,199	(45,536)
U.S. government and government agencies	1,112,534	(12,510)	5,309	(489)	1,117,843	(12,999)
Commercial mortgage backed securities	154,087	(4,808)	67,744	(6,916)	221,831	(11,724)
Municipal bonds	151,412	(2,284)	—	—	151,412	(2,284)
Non-U.S. government securities	218,394	(7,712)	—	—	218,394	(7,712)
Asset backed securities	101,679	(5,838)	22,915	(2,382)	124,594	(8,220)
	2,922,299	(74,282)	203,749	(27,176)	3,126,048	(101,458)

Other investments	9,071	(304)	29,439	(5,195)	38,510	(5,499)
Short-term investments	64,616	(1,858)	—	—	64,616	(1,858)
Total	$2,995,986	$(76,444)	$233,188	$(32,371)	$3,229,174	$(108,815)

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

	September 30, 2010		December 31, 2009
	Estimated	Amortized	Estimated	Amortized
Maturity	Market Value	Cost	Market Value	Cost

Due in one year or less	$199,210	$195,563	$227,668	$220,095
Due after one year through five years	3,453,189	3,292,083	3,988,306	3,885,111
Due after five years through 10 years	2,111,854	1,981,120	1,844,377	1,800,371
Due after 10 years	679,400	644,556	337,376	334,065
	6,443,653	6,113,322	6,397,727	6,239,642
Mortgage backed securities	1,840,250	1,824,756	1,449,382	1,481,760
Commercial mortgage backed securities	1,162,076	1,124,693	1,185,799	1,162,362
Asset backed securities	548,349	527,658	567,844	554,351
Total	$9,994,328	$9,590,429	$9,600,752	$9,438,115

At September 30, 2010, on a lot level basis, approximately 480 security lots out of a total of approximately 5,080 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.8 million. At December 31, 2009, on a lot level basis, approximately 1,430 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.2 million.

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its investments in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. For the 2010 third quarter and nine months ended September 30, 2010, the Company recorded $2.1 million and $8.1 million of net impairment losses recognized in earnings, respectively, compared to $4.6 million and $61.6 million, respectively for the 2009 third quarter and nine months ended September 30, 2009. A description of the methodology and significant inputs used to measure the amount of OTTI related to credit losses in the 2010 periods is as follows:

•             Asset backed securities — the Company recorded $0.1 million of OTTI related to credit losses in the 2010 third quarter, and $2.1 million for the nine months ended September 30, 2010. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis on home equity asset backed securities includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2010 periods, the expected recovery values were reduced on a number of asset backed securities backed by sub-prime or Alt-A collateral due to reductions in the expected recovery values on such securities. These reductions followed the quarterly review of information received which indicated increases in expected default rates, foreclosure costs and other factors. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and stress case scenarios. For non-home equity asset backed securities, the Company used reports and analysis from asset managers and rating agencies in order to determine an expected recovery value for such securities. The amortized cost basis of the asset backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Mortgage backed securities — the Company recorded $1.9 million of OTTI related to credit losses in the 2010 third quarter, and $4.1 million for the nine months ended September 30, 2010. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2010 periods, the expected recovery values were reduced on a number of mortgage backed securities due to reductions in the expected recovery values on such securities in each period. These reductions followed the quarterly review of information received which indicated increases in expected default expectations and foreclosure costs. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Investment of funds received under securities lending agreements — the Company recorded nil of OTTI related to credit losses for the 2010 third quarter and $1.7 million for the nine months ended September 30, 2010. At September 30, 2010, the reinvested collateral included sub-prime securities with a market value of $13.5 million and an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s. The Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain securities which are on a watch-list. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•             Corporate bonds — the Company recorded $0.1 million of OTTI related to credit losses in the 2010 third quarter and $0.2 million for the nine months ended September 30, 2010. The Company reviewed the business prospects, credit ratings, estimated loss given default factors and incorporated available information received from asset managers and rating agencies for each security. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process.

The Company believes that the $54.8 million of OTTI included in accumulated other comprehensive income at September 30, 2010 on the securities which were considered by the Company to be impaired was due to market and sector-related factors, including limited liquidity and wide credit spreads (i.e., not credit losses). At September 30, 2010, the Company did not have the intent to sell such securities, and determined that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$89,189	$75,708	$84,147	$35,474
Credit loss impairments recognized on securities not previously impaired	557	529	1,110	15,875
Credit loss impairments recognized on securities previously impaired	1,518	4,115	6,981	31,384
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(558)	(383)	(1,532)	(2,764)
Balance at end of period	$90,706	$79,969	$90,706	$79,969

TALF Program

As of September 30, 2010, the Company had $410.9 million of securities under TALF which are reflected as “TALF investments, at market value” and $331.8 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, the Company had $250.3 million of TALF investments, at market value, and $217.6 million of TALF borrowings, at market value. Changes in market value for both the securities and borrowings are included in “Net realized gains (losses)” while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense. The Company recorded net realized gains for the 2010 third quarter of $5.3 million on the TALF program, consisting of realized gains of $6.5 million and realized losses of $1.2 million on the TALF investments and TALF borrowings, respectively. The Company recorded net realized gains for the nine months ended September 30, 2010 of $13.7 million on the TALF program, consisting of realized gains of $14.4 million and realized losses of $0.7 million on the TALF investments and TALF borrowings, respectively. See Note 4, “Debt and Financing Arrangements—TALF Program,” for further details.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

Other investments include: (i) investment funds which invest in fixed maturity securities, global equities, fixed income, commodities, property and emerging markets as part of total return objectives, (ii) an equity portfolio which include investments in global natural resource markets and other sectors and (iii) other securities which include the Company’s investment in Aeolus LP (see Note 12). The Company elected to carry a portion of its equity portfolio at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities.

The following table details the Company’s other investments:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Market Value	Cost	Market Value	Cost
Credit funds	$231,851	$214,819	$63,146	$60,571
Equity securities	120,604	118,634	36,623	36,478
Other	65,956	58,993	72,403	65,456
Total	$418,411	$392,446	$172,172	$162,505

Investment Funds Accounted for Using the Equity Method

The Company recorded $9.7 million of equity in net income related to investment funds accounted for using the equity method for the 2010 third quarter, compared to $69.1 million of equity in net income for the 2009 third quarter, and $38.4 million of equity in net income for the nine months ended September 30, 2010, compared to $135.4 million of equity in net income for the nine months ended September 30, 2009. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $432.4 million at September 30, 2010, compared to $391.9 million at December 31, 2009. The Company’s investment commitments, which are primarily related to investment funds accounted for using the equity method totaled, were approximately $114.9 million at September 30, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company has investments in segregated portfolios which are primarily used to provide collateral or guarantees for letters of credit to third parties. See Note 4, “Debt and Financing Arrangements—Letter of Credit and Revolving Credit Facilities,” for further details. In addition, the Company maintains assets on deposit which are available to settle insurance and reinsurance liabilities to third parties. In addition, certain of the Company’s operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2010 and December 31, 2009, such amounts approximated $4.73 billion and $4.28 billion, respectively. The following table details the value of restricted assets:

	September 30,	December 31,
	2010	2009

Assets used for collateral or guarantees	$903,778	$1,017,482
Deposits with U.S. regulatory authorities	291,348	279,136
Deposits with non-U.S. regulatory authorities	106,098	76,094
Trust funds	31,087	115,585
Total restricted assets	$1,332,311	$1,488,297

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Fixed maturities	$94,209	$104,943	$286,051	$305,250
Short-term investments	473	411	958	2,234
Other (1)	1,294	768	2,706	3,805
Gross investment income	95,976	106,122	289,715	311,289
Investment expenses	(5,208)	(5,909)	(15,438)	(14,709)
Net investment income	$90,768	$100,213	$274,277	$296,580

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains

The following table provides an analysis of net realized gains:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Fixed maturities	$64,831	$65,154	$135,545	$57,004
Other investments	7,159	817	4,852	585
Other (1)	(3,162)	4,667	38,327	(3,908)
Net realized gains	$68,828	$70,638	$178,724	$53,681

(1) Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts (see Note 9) and changes in the market value of TALF investments and TALF borrowings.

Proceeds from the sales of fixed maturities for the 2010 third quarter were $4.87 billion, compared to $6.07 billion for the 2009 third quarter, and $13.98 billion for the nine months ended September 30, 2010, compared to $14.72 billion for the nine months ended September 30, 2009. For the 2010 third quarter, gross gains and losses from such transactions were $86.8 million and $22.0 million, respectively, compared to $125.0 million and $59.8 million for the 2009 third quarter, respectively. For the nine months ended September 30, 2010, gross gains and losses from such transactions were $203.2 million and $67.6 million, respectively, compared to $260.9 million and $203.9 million for the nine months ended September 30, 2009, respectively. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at September 30, 2010 were approximately $114.8 million, compared to $84.8 million at December 31, 2009. The Company recorded realized gains of $6.2 million on such securities for the 2010 third quarter, compared to realized gains of $6.9 million for the 2009 third quarter, and realized losses of $2.5 million for the nine months ended September 30, 2010, compared to realized gains of $16.6 million for the nine months ended September 30, 2009.

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At September 30, 2010, the Company obtained an average of 2.8 quotes per investment, compared to 2.6 quotes at December 31, 2009. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at September 30, 2010 or December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.89 billion of financial assets and liabilities measured at fair value at September 30, 2010, approximately $2.00 billion, or 16.8%, were priced using non-binding broker-dealer quotes. Of the $10.74 billion of financial assets and liabilities measured at fair value at December 31, 2009, approximately $1.17 billion, or 10.8%, were priced using non-binding broker-dealer quotes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level:

		Fair Value Measurement Using:
	Estimated Market	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010:
Assets measured at fair value:
Fixed maturities: (1)
Corporate bonds	$2,920,213	$—	$2,750,608	$169,605
Mortgage backed securities	1,840,250	—	1,840,250	—
U.S. government and government agencies	1,578,958	1,578,958	—	—
Municipal bonds	1,164,523	—	1,164,523	—
Commercial mortgage backed securities	1,162,076	—	1,162,076	—
Non-U.S. government securities	779,959	—	779,959	—
Asset backed securities	548,349	—	548,349	—
Total	9,994,328	1,578,958	8,245,765	169,605

Short-term investments (1)	799,666	773,455	26,211	—
TALF investments, at market value	410,881	—	410,881	—
Other investments	350,092	120,604	219,818	9,670
Total assets measured at fair value	$11,554,967	$2,473,017	$8,902,675	$179,275

Liabilities measured at fair value:
TALF borrowings, at market value	$331,797	$—	$331,797	$—

December 31, 2009:
Assets measured at fair value:
Fixed maturities: (1)
Corporate bonds	$3,134,088	$—	$2,955,703	$178,385
Mortgage backed securities	1,449,382	—	1,449,382	—
U.S. government and government agencies	1,553,672	466,779	1,086,893	—
Commercial mortgage backed securities	1,185,799	—	1,185,799	—
Municipal bonds	957,752	—	957,752	—
Non-U.S. government securities	752,215	—	752,215	—
Asset backed securities	567,844	—	567,844	—
Total	9,600,752	466,779	8,955,588	178,385

Short-term investments (1)	575,483	564,281	11,202	—
TALF investments, at market value	250,265	—	250,265	—
Other investments	95,374	36,374	9,332	49,668
Total assets measured at fair value	$10,521,874	$1,067,434	$9,226,387	$228,053

Liabilities measured at fair value:
TALF borrowings, at market value	$217,565	$—	$217,565	$—

(1)               In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $200.0 million and $207.0 million at September 30, 2010 and December 31, 2009, respectively, and included the $203.2 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended September 30, 2010:
Balance at beginning of period	$147,891	$48,788	$196,679
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	2,974	1,813	4,787
Included in other comprehensive income	18,741	1,226	19,967
Purchases, issuances and settlements	(1)	(42,157)	(42,158)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$169,605	$9,670	$179,275

Three Months Ended September 30, 2009:
Balance at beginning of period	$158,451	$41,111	$199,562
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(1,258)	29	(1,229)
Included in other comprehensive income	32,231	6,240	38,471
Purchases, issuances and settlements	—	(353)	(353)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$189,424	$47,027	$236,451

Nine Months Ended September 30, 2010:
Balance at beginning of year	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	7,916	2,242	10,158
Included in other comprehensive income	(5,618)	346	(5,272)
Purchases, issuances and settlements	(11,078)	(42,586)	(53,664)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$169,605	$9,670	$179,275

Nine Months Ended September 30, 2009:
Balance at beginning of year	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(68)	(14,278)	(14,346)
Included in other comprehensive income	46,921	21,433	68,354
Purchases, issuances and settlements	—	(467)	(467)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$189,424	$47,027	$236,451

(1)               Gains or losses on fixed maturities were recorded as a component of net investment income while gains or losses on other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amount of total gains for the 2010 third quarter and nine months ended September 30, 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010 was $4.8 million and $10.2 million, respectively. The amount of total losses for the 2009 third quarter and nine months ended September 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 was $1.2 million and $0.1 million, respectively.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2010 or December 31, 2009.

The following table summarizes information on the balance sheet locations, market values and notional values of the Company’s derivative instruments:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Estimated Market Value	Notional Value	Estimated Market Value	Notional Value

September 30, 2010:
Futures	Other investments	$3	$630,885	$(200)	$348,982
Foreign currency forwards	Other investments	2,825	75,991	(17,199)	301,173
TBAs	Fixed maturities	1,093,302	1,027,900	(937,097)	883,100
Other	Other investments	6,259	98,659	(1,930)	236,952
Total		$1,102,389		$(956,426)

December 31, 2009:
Futures	Other investments	$577	$472,904	$(208)	$513,034
Foreign currency forwards	Other investments	757	73,340	(12,408)	310,030
TBAs	Fixed maturities	11,070	11,000	(616)	600
Other	Other investments	26	1,975	(1,010)	143,870
Total		$12,430		$(14,242)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes derivative instrument activity, which is reflected as net realized gains or losses in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
Derivatives not designated as	September 30,		September 30,
hedging instruments	2010	2009	2010	2009

Futures	$10,419	$8,604	$26,136	$(887)
Foreign currency forwards	(22,425)	(6,631)	(7,016)	(6,209)
TBAs	3,148	683	5,541	3,328
Other	1,829	455	3,861	455
Total	$(7,029)	$3,111	$28,522	$(3,313)

10.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$148,031	$280,868	$608,476	$585,788
Preferred dividends	(6,461)	(6,461)	(19,383)	(19,383)
Net income available to common shareholders (numerator)	$141,570	$274,407	$589,093	$566,405

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding — basic (denominator)	48,997,791	60,156,219	50,993,316	60,295,144
Effect of dilutive common share equivalents:
Nonvested restricted shares	271,406	262,306	345,451	284,611
Stock options (1)	1,912,812	2,115,291	1,978,431	2,010,473
Weighted average common shares and common share equivalents outstanding — diluted (denominator)	51,182,009	62,533,816	53,317,198	62,590,228

Earnings per common share:
Basic	$2.89	$4.56	$11.55	$9.39
Diluted	$2.77	$4.39	$11.05	$9.05

(1)               Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2010 third quarter and nine months ended September 30, 2010, the number of stock options excluded were 218,311 and 166,942, respectively. For the 2009 third quarter and nine months ended September 30, 2009, the number of stock options excluded were 926,655 and 836,704, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2010, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 2.1% and 1.8%, respectively, for the 2010 third quarter and nine months ended September 30, 2010, compared to 0.8% and 3.4%, respectively, for the 2009 third quarter and nine months ended September 30, 2009. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $40.0 million at September 30, 2010, compared to $56.3 million at December 31, 2009. In addition, the Company paid $4.1 million for income taxes, net of recoveries, during the nine months ended September 30, 2010, compared to $26.4 million for the nine months ended September 30, 2009.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

transactions, including amounts ceded through intercompany transactions. The Company incurred $2.8 million of federal excise taxes in the 2010 third quarter, compared to $3.3 million in the 2009 third quarter. The Company incurred $8.7 million of federal excise taxes in the nine months ended September 30, 2010, compared to $9.7 million in the nine months ended September 30, 2009. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $5.14 billion in capital at September 30, 2010 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2010, our modeled peak zone catastrophe exposure is a windstorm affecting the Florida Tri-County area, with a net probable maximum pre-tax loss of $809 million. Based on in-force exposure estimated as of January 1, 2010, our modeled peak zone exposure was a windstorm affecting the Florida Tri-County area, with a net probable maximum pre-tax loss of $750 million. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2010, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 60% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Book value per common share was $89.24 at September 30, 2010, an 8.7% increase from $82.07 at June 30, 2010 and a 22.2% increase from $73.01 at December 31, 2009. The growth in the 2010 third quarter and nine months ended September 30, 2010 was generated through underwriting results and investment returns and also reflects the accretive impact of share repurchase activity.

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

Our Operating ROAE was 12.3% and 11.5% for the 2010 third quarter and nine months ended September 30, 2010, respectively, compared to 16.4% and 18.1% for the 2009 third quarter and nine months ended September 30, 2009, respectively. The lower Operating ROAE for the 2010 periods resulted from a higher level of catastrophic events than in the 2009 periods along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

At September 30, 2010, the benchmark return index had an average credit quality of “AA+”, an estimated duration of 3.23 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return Index

Pre-tax total return (before investment expenses):
2010 third quarter	3.61%	3.53%
2009 third quarter	4.75%	4.77%

Nine months ended September 30, 2010	7.08%	6.80%
Nine months ended September 30, 2009	10.01%	8.85%

(1)	Our investment expenses were approximately 0.19% of average invested assets in the 2010 third quarter, compared to 0.22% in the 2009 third quarter.

Total return for our investment portfolio slightly exceeded that of the benchmark return index in the 2010 third quarter. This excess return was the product of a general outperformance (versus their specific benchmarks) by our investment portfolio’s external managers, somewhat offset by an underweight in equities and in Euro and British Pound-denominated fixed income securities.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

After-tax operating income available to common shareholders	$130,672	$160,332	$361,585	$492,374
Net realized gains, net of tax	68,611	69,190	175,233	48,836
Net impairment losses recognized in earnings, net of tax	(2,075)	(4,643)	(8,091)	(61,563)
Equity in net income of investment funds accounted for using the equity method, net of tax	9,708	69,119	38,410	135,428
Net foreign exchange gains (losses), net of tax	(65,346)	(19,591)	21,956	(48,670)
Net income available to common shareholders	$141,570	$274,407	$589,093	$566,405

The lower level of after-tax operating income in the 2010 third quarter and nine months ended September 30, 2010 compared to the 2009 periods resulted from a higher level of catastrophic events in 2010 than in 2009 along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross premiums written	$624,490	$673,986	$1,874,419	$1,949,040
Net premiums written	431,361	473,676	1,307,122	1,334,580

Net premiums earned	$411,881	$443,319	$1,246,831	$1,261,870
Fee income	864	814	2,491	2,479
Losses and loss adjustment expenses	(265,411)	(303,304)	(852,716)	(860,669)
Acquisition expenses, net	(67,309)	(60,964)	(200,099)	(177,335)
Other operating expenses	(77,078)	(72,452)	(229,525)	(206,196)
Underwriting income (loss)	$2,947	$7,413	$(33,018)	$20,149

Underwriting Ratios
Loss ratio	64.4%	68.4%	68.4%	68.2%
Acquisition expense ratio (1)	16.1%	13.6%	15.8%	13.9%
Other operating expense ratio	18.7%	16.3%	18.4%	16.3%
Combined ratio	99.2%	98.3%	102.6%	98.4%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results are discussed below.

Premiums Written.

2010 third quarter versus 2009:  Gross premiums written by the insurance segment in the 2010 third quarter were 7.3% lower than in the 2009 third quarter as reductions in commercial aviation, property, executive assurance and national accounts casualty lines of business were partially offset by increases in collateral protection business and energy casualty business. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business, while the lower level of property and executive assurance business was due in part to market conditions. The lower level of national accounts casualty business resulted from the non-renewal of one account and changes in the ceded reinsurance structure. Growth in collateral protection business and energy casualty business was generated through new business opportunities. Net premiums written were 8.9% lower than in the 2009 third quarter and also reflect changes in the mix of business, reinstatement premiums, and the impact of changes in reinsurance structure.

Nine months ended September 30, 2010 versus 2009:  Gross premiums written by the insurance segment in the nine months ended September 30, 2010 were 3.8% lower than in the 2009 period, as reductions in commercial aviation, property, construction, surety and national account casualty lines of business were partially offset by increases in professional liability, alternative markets, and collateral protection lines of business. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business, while the lower level of property, and construction was due to the current market environment. Growth in professional liability business primarily resulted from contributions from business written by the insurance segment’s European operations, while the higher level of collateral protection business was generated through new business opportunities. Growth in alternative markets business, which is significantly reinsured, primarily resulted from increased renewal premiums on existing accounts. Net premiums written were 2.1% lower than in the 2009 period, reflecting changes in the mix of business, reinstatement premiums, and the impact of changes in reinsurance structure.

For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2010 third quarter were 7.1% lower than in the 2009 third quarter, and were 1.2% lower in the nine months ended September 30, 2010 than the 2009 period, reflecting changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses. The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Current year	66.6%	72.2%	69.5%	71.7%
Prior period reserve development	(2.2)%	(3.8)%	(1.1)%	(3.5)%
Loss ratio	64.4%	68.4%	68.4%	68.2%

Current Year Loss Ratio.

2010 third quarter versus 2009:  The 2010 third quarter loss ratio included 0.6 points for current year catastrophic event activity, primarily related to the New Zealand earthquake event, while the 2009 third quarter did not include any significant catastrophic activity. In addition, the 2010 third quarter loss ratio benefited from a lower level of large loss activity than in the 2009 third quarter.

Nine months ended September 30, 2010 versus 2009:  The 2010 loss ratio included 2.4 points for current year catastrophic event activity, while the 2009 loss ratio did not include any significant catastrophic activity. In addition, the 2009 loss ratio benefited from a lower level of large loss activity than in the in the 2010 period.

Prior Period Reserve Development.

2010 third quarter: The insurance segment’s net favorable development of $9.3 million, or 2.2 points, reflected reductions in property reserves from the 2005 to 2008 accident years of $6.5 million, $4.4 million, $1.1 million, and $2.8 million, respectively, and net reductions in healthcare and other reserves of $3.0 million and $2.0 million, respectively. Such amounts were partially offset by adverse development on program business from the 2002 and 2003 accident years of $1.2 million and $5.5 million, respectively, which was primarily related to one program following a quarterly reserve review, adverse development in executive assurance reserves from the 2008 accident year of $4.1 million, partially offset by reductions from the 2006 and 2007 accident years of $1.1 million and $2.8 million, respectively, and reductions in property reserves from the 2004 accident year of $3.8 million.

2009 third quarter: The insurance segment’s net favorable development of $16.8 million, or 3.8 points, reflected reductions in property reserves from the 2005 to 2008 accident years of $12.6 million, reductions in healthcare reserves of $6.1 million from the 2003 to 2005 accident years, and a reduction in executive assurance reserves from the 2004, 2005 and 2006 accident years of $10.1 million, $10.6 million, and $4.9 million, respectively. Such amounts were partially offset by adverse development in the executive assurance reserves from the 2007 and 2008 accident years of $7.5 million and $19.9 million, respectively.

Nine months ended September 30, 2010: The insurance segment’s net favorable development of $13.3 million, or 1.1 points, reflected reductions in property reserves from the 2005 to 2008 accident years of $5.1 million, $6.7 million, $5.5 million, and $17.5 million, respectively, and reductions in healthcare and other reserves of $8.1 million and $9.4 million, respectively, which were spread across a number of accident years. In addition, the insurance segment had reductions in professional liability reserves from the 2007 to 2009 accident years of $6.1 million, $3.2 million and $3.7 million, respectively, partially offset by adverse development from the 2006 accident year of $10.6 million. The loss ratio for the nine months ended September 30, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $11.8 million, $7.4 million and $4.4 million, respectively, which was primarily due to a small number of high severity claims, and adverse development in program reserves from the 2002, 2003 and 2009 accident years of $2.2 million, $7.7 million and $8.9 million, respectively, partially offset by reductions from the 2006 to 2008 accident years of $4.4 million, $2.3 million and $3.3 million, respectively. In addition, the insurance segment had adverse development in executive assurance reserves from the 2008 and 2009 accident years of $11.2 million and $10.4 million, respectively, substantially offset by reductions from the 2004, 2006 and 2007 accident years of $2.6 million, $3.3 million and $12.3 million, respectively, and adverse development in travel and accident reserves from the 2009 accident year of $5.7 million.

Nine months ended September 30, 2009: The insurance segment’s net favorable development of $44.6 million, or 3.5 points, reflected reductions in professional liability reserves of $17.6 million driven by accident years 2005 to 2008, a reduction in property reserves of $11.0 million from the 2008 accident year, and reductions in healthcare reserves of $6.8 million driven by accident years 2003 to 2005. In addition, reductions of $15.8 million in construction reserves, including $6.9 million from the 2005 accident year and $4.1 million from the 2008 underwriting year, were partially offset by adverse development in the 2003 accident year of $5.1 million, and reductions in program reserves of $16.6 million from the 2002 to 2007 accident years were partially offset by adverse development in the 2008 accident year of $11.4 million. The 2009 loss ratio also reflected adverse development in executive assurance reserves of $7.0 million, driven by unfavorable development of $9.2 million, $13.6 million and $17.8 million from the 2006 to 2008 accident years, respectively, partially offset by $15.2 million and $17.6 million of favorable development from the 2004 and 2005 accident years, respectively, and in travel and accident reserves of $5.2 million from the 2007 to 2008 accident years.

Underwriting Expenses.

2010 third quarter versus 2009:  The insurance segment’s underwriting expense ratio was 34.8% in the 2010 third quarter, compared to 29.9% in the 2009 third quarter. The acquisition expense ratio was 16.1% for the 2010 third quarter, compared to 13.6% for the 2009 third quarter. The 2010 third quarter ratio included 0.8 points of contingent commissions, compared to 0.3 points in the 2009 third quarter, and also reflects changes in the form of reinsurance ceded and mix of business. The operating expense ratio was 18.7% in the 2010 third quarter, compared to 16.3% in the 2009 third quarter, with the increase due in part to a lower level of net premiums earned in the 2010 third quarter. In addition, the 2010 third quarter operating expense ratio reflected 0.7 points related to costs incurred which are not expected to impact the insurance segment’s results in the 2010 fourth quarter.

Nine months ended September 30, 2010 versus 2009:  The insurance segment’s underwriting expense ratio was 34.2% in the 2010 period, compared to 30.2% in the 2009 period. The acquisition expense ratio was 15.8% for the 2010 period, compared to 13.9% for the 2009 period. The 2010 ratio included 0.7 points related to prior year reserve development, compared to a 0.1 point benefit in the 2009 period ratio, and also reflected changes in the form of reinsurance ceded and mix of business. The operating expense ratio was 18.4% in the 2010 period, compared to 16.3% in the 2009 period, with the increase due in part to a lower level of net premiums earned in the 2010 period. In addition, the operating expense ratio for the 2010 period included 0.7 points of costs incurred in the first and third quarters, which are not currently expected to impact the insurance segment’s operating expense ratio for the balance of 2010, while the 2009 ratio benefitted from 0.5 points of reductions in compensation costs which were non-recurring.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross premiums written	$208,770	$266,193	$735,942	$934,711
Net premiums written	204,756	253,632	721,007	909,445

Net premiums earned	$215,528	$291,066	$673,506	$872,337
Fee income	10	12	60	89
Losses and loss adjustment expenses	(93,782)	(141,610)	(297,673)	(383,645)
Acquisition expenses, net	(43,970)	(61,775)	(136,279)	(195,676)
Other operating expenses	(20,247)	(21,271)	(59,948)	(56,406)
Underwriting income	$57,539	$66,422	$179,666	$236,699

Underwriting Ratios
Loss ratio	43.5%	48.7%	44.2%	44.0%
Acquisition expense ratio	20.4%	21.2%	20.2%	22.4%
Other operating expense ratio	9.4%	7.3%	8.9%	6.5%
Combined ratio	73.3%	77.2%	73.3%	72.9%

The components of the reinsurance segment’s underwriting results are discussed below.

Premiums Written.

2010 third quarter versus 2009:  Gross premiums written by the reinsurance segment in the 2010 third quarter were 21.6% lower than in the 2009 third quarter, primarily due to share decreases and non-renewals in property other than property catastrophe, casualty, and property catastrophe business, partially offset by growth in the reinsurance segment’s other specialty line. Net premiums written by the reinsurance segment in the 2010 third quarter were 19.3% lower than in the 2009 third quarter, primarily due to the items noted above.

Nine months ended September 30, 2010 versus 2009:  Gross premiums written by the reinsurance segment in the 2010 period were 21.3% lower than in the 2009 period, primarily due to share decreases and non-renewals in property other than property catastrophe, casualty, and property catastrophe business, partially offset by growth in the reinsurance segment’s other specialty line. Gross premiums written in the 2009 period also included the renewal of a two-year treaty of approximately $43 million. Net premiums written by the reinsurance segment in the 2010 period were 20.7% lower than in the 2009 period, primarily due to the items noted above.

For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2010 third quarter were 26.0% lower than in the 2009 third quarter, and 22.8% lower in the nine months ended September 30, 2010 than the 2009 period, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses. The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Current year	57.1%	62.1%	58.3%	58.3%
Prior period reserve development	(13.6)%	(13.4)%	(14.1)%	(14.3)%
Loss ratio	43.5%	48.7%	44.2%	44.0%

Current Year Loss Ratio.

2010 third quarter versus 2009:  The 2010 third quarter loss ratio included 10.0 points related to current year catastrophic event activity, primarily related to the New Zealand earthquake event, compared to 1.8 points in the 2009 third quarter. The 2010 third quarter loss ratio also reflected an increase in the underwriting profit of the reinsurance segment’s property facultative operations and a lower level of large loss activity than in the 2009 third quarter. In addition, the 2010 third quarter included a higher level of shorter-tail premiums earned and an increase in the percentage of premiums earned from excess of loss contracts than in the 2009 third quarter, resulting in a lower loss ratio in the 2010 third quarter.

Nine months ended September 30, 2010 versus 2009:  The 2010 period loss ratio included 8.8 points for current year catastrophic event activity, compared to 1.5 points in the 2009 period. Specific 2010 catastrophic events included the Chilean earthquake, European Windstorm Xynthia, the Australian hailstorms and floods, and the New Zealand earthquake. The loss ratio for the nine months ended September 30, 2010 period also reflected an increase in the underwriting profit of the reinsurance segment’s property facultative operations and a lower level of large loss activity than in the 2009 period. In addition, the 2010 included a higher level of shorter-tail premiums earned and an increase in the percentage of premiums earned from excess of loss contracts than in the 2009 period, resulting in a lower loss ratio in the 2010 period.

Prior Period Reserve Development.

2010 third quarter: The reinsurance segment’s net favorable development of $29.3 million, or 13.6 points, included reductions in property catastrophe and property other than property catastrophe reserves of $19.2 million, including $4.8 million and $6.3 million from the 2008 and 2009 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), respectively, and $8.1 million from prior underwriting years, reflecting better than expected claims emergence. The 2010 third quarter loss ratio also benefitted from reductions in casualty reserves from the 2002 to 2004 underwriting years of $1.9 million, $2.7 million and $7.9 million, respectively, partially offset by adverse development of $3.7 million and $0.8 million from the 2008 and 2009 underwriting years, respectively. The adverse development in the 2008 and 2009 underwriting years primarily resulted from increases in loss selections due to the reinsurance segment’s view of the current insurance environment. In addition, the reinsurance segment had adverse development of $5.4 million in marine and aviation reserves from the 2008 underwriting year which was partially offset by $3.4 million of favorable development in other underwriting years.

2009 third quarter: The reinsurance segment’s net favorable development of $39.0 million, or 13.4 points, reflected reductions in short-tailed and long-tailed lines of business. Such amount included reductions in property catastrophe and property other than property catastrophe reserves of $19.7 million, including $10.1 million and $5.1 million from the 2007 and 2008 underwriting years, respectively, and reductions in casualty reserves of $16.4 million, including $6.7 million and $7.4 million from the 2003 and 2005 underwriting years, respectively. Adverse development in marine reserves from the 2008 underwriting years of $7.0 million was partially offset by favorable development of $8.1 million from prior underwriting years.

Nine months ended September 30, 2010: The reinsurance segment’s net favorable development of $94.9 million, or 14.1 points, included reductions in property catastrophe and property other than property catastrophe reserves of $61.2 million, including $15.4 million and $24.0 million from the 2008 and 2009 underwriting years, respectively, and $21.8 million from prior underwriting years, reflecting better than expected claims emergence, and in other specialty reserves, including $6.2 million from the 2009 underwriting year and $11.1 million from prior underwriting years. The loss ratio also benefitted from reductions in casualty reserves from the 2002 to 2004 underwriting years of $5.8 million, $5.6 million and $19.4 million, respectively, partially offset by adverse development of $14.9 million and $1.7 million from the 2008 and 2009 underwriting years, respectively. The adverse development in the 2008 and 2009 underwriting years primarily resulted from increases in loss selections due to the reinsurance segment’s view of the current insurance environment. In addition, the reinsurance segment had favorable development of $2.3 million in marine and aviation reserves, including $6.3 million from the 2007 underwriting year and $5.5 million from other underwriting years, partially offset by adverse development of $9.5 million from the 2008 underwriting year.

Nine months ended September 30, 2009: The reinsurance segment’s net favorable development of $124.4 million, or 14.3 points, reflected reductions in short-tailed and long-tailed lines of business. Such amount included reductions in property catastrophe and property other than property catastrophe reserves of $47.6 million, including $17.5 million and $16.3 million from the 2007 and 2008 underwriting years, respectively, and $13.8 million from prior underwriting years, and reductions in other specialty reserves of $23.7 million, including $8.4 million from the 2004 underwriting year, $7.3 million from the 2008 underwriting year and $8.0 million from other underwriting years. The loss ratio also benefitted from reductions in casualty reserves of $59.6 million, including $11.4 million, $17.8 million, $14.4 million and $16.9 million from the 2002 to 2005 underwriting years, respectively. Adverse development in marine reserves from the 2007 and 2008 underwriting years of $4.8 million and $19.1 million, respectively, was partially offset by favorable development of $10.0 million from prior underwriting years.

Underwriting Expenses.

2010 third quarter versus 2009: The underwriting expense ratio for the reinsurance segment was 29.8% in the 2010 third quarter, compared to 28.5% in the 2009 third quarter. The acquisition expense ratio for the 2010 third quarter was 20.4%, compared to 21.2% for the 2009 third quarter. The comparison of the 2010 third quarter and 2009 third quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The 2010 third quarter operating expense ratio of 9.4% was higher than the 2009 third quarter ratio primarily due to the lower level of net premiums earned and a higher contribution to net premiums earned from the reinsurance segment’s property facultative operations which operate primarily on a direct basis and, accordingly, at a higher operating expense ratio.

Nine months ended September 30, 2010 versus 2009: The underwriting expense ratio for the reinsurance segment was 29.1% in the 2010 period, compared to 28.9% in the 2009 period. The acquisition expense ratio for the 2010 period was 20.2%, compared to 22.4% for the 2009 period. The comparison of the 2010 and 2009 period acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for the 2010 period of 8.9% was higher than the 2009 ratio primarily due to the lower level of net premiums earned and a higher contribution to net premiums earned from the reinsurance segment’s property facultative operations which operate primarily on a direct basis and, accordingly, at a higher operating expense ratio.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturities	$94,209	$104,943	$286,051	$305,250
Short-term investments	473	411	958	2,234
Other (1)	1,294	768	2,706	3,805
Gross investment income	95,976	106,122	289,715	311,289
Investment expenses	(5,208)	(5,909)	(15,438)	(14,709)
Net investment income	$90,768	$100,213	$274,277	$296,580

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

The pre-tax investment income yield was 3.33% for the 2010 third quarter, compared to 3.76% for the 2009 third quarter, and 3.41% for the nine months ended September 30, 2010, compared to 3.82% for the nine months ended September 30, 2009. The lower yields in the 2010 periods primarily reflect lower prevailing interest rates available in the market. During the 2010 second quarter, we recorded a reduction to net investment income following a review of prepayment assumptions on certain commercial mortgage backed securities. The 2010 investment income yields were calculated excluding $3.7 million of amortization expense which was recorded in the 2010 second quarter but is not expected to impact yields during the balance of 2010. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

We recorded $9.7 million of equity in net income related to investment funds accounted for using the equity method in the 2010 third quarter, compared to $69.1 million of equity in net income for the 2009 third quarter, and $38.4 million of equity in net income for the nine months ended September 30, 2010, compared to $135.4 million of equity in net income for the nine months ended September 30, 2009. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, we use the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $432.4 million at September 30, 2010, compared to $391.9 million at December 31, 2009. At September 30, 2010, our portfolio included $383.4 million of investments in bank loan funds, of which $266.9 million are reflected in the investment funds accounted for using the equity method.

Net Realized Gains or Losses

The following table provides an analysis of net realized gains:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturities	$64,831	$65,154	$135,545	$57,004
Other investments	7,159	817	4,852	585
Other (1)	(3,162)	4,667	38,327	(3,908)
Net realized gains	$68,828	$70,638	$178,724	$53,681

(1) Primarily consists of realized gains or losses related to investment-related derivatives and foreign currency forward contracts.

Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, changes in duration targets, relative value determinations and sales related to rebalancing investment portfolios. In addition, net realized gains or losses include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at September 30, 2010 were approximately $114.8 million, compared to $84.8 million at December 31, 2009. We recorded realized gains of $6.2 million on such securities for the 2010 third quarter, compared to realized gains of $6.9 million for the 2009 third quarter, and realized losses of $2.5 million for the nine months ended September 30, 2010, compared to realized gains of $16.6 million for the nine months ended September 30, 2009.

Net Impairment Losses Recognized in Earnings

We review our investment portfolio each quarter to determine if declines in market value are other-than-temporary. The process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, and (iii) the significance of the decline. For the 2010 third quarter, we recorded $2.1 million of credit related impairments in earnings, compared to $4.6 million for the 2009 third quarter. For the nine months ended September 30, 2010, we recorded $8.1 million of credit related impairments in earnings, compared to $61.6 million for the nine months ended September 30, 2009. The OTTI recorded in the 2010 periods primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $5.8 million for the 2010 third quarter, compared to $ 6.0 million for the 2009 third quarter, and $22.0 million for the nine months ended September 30, 2010, compared to $23.6 million for the nine months ended September 30, 2009. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2010 third quarter of $65.2 million consisted of net unrealized losses of $66.1 million and net realized gains of $0.9 million, compared to net foreign exchange losses for the 2009 third quarter of $19.8 million which consisted of net unrealized losses of $18.9 million and net realized losses of $0.9 million. Net foreign exchange gains for the nine months ended September 30, 2010 of $22.1 million consisted of net unrealized gains of $21.0 million and net realized gains of $1.1 million, compared to net foreign exchange losses for the nine months ended September 30, 2009 of $48.2 million which consisted of net unrealized losses of $45.1 million and net realized losses of $3.1 million. The 2010 third quarter net foreign exchange losses primarily resulted from the weakening of the U.S. Dollar against the Euro, British Pound and other currencies during the period, which partially offset the gains recorded through the first six months of 2010. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders’ equity.

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

The following table summarizes our investable assets:

	September 30,	December 31,
	2010	2009

Fixed maturities available for sale, at market value	$9,810,102	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value (1)	184,226	208,826
Total fixed maturities	9,994,328	9,600,752
Short-term investments available for sale, at market value	780,671	571,489
Short-term investments pledged under securities lending agreements, at market value (1)	18,995	3,994
Cash	365,997	334,571
TALF investments, at market value (2)	410,881	250,265
Other investments
Credit funds	231,851	63,146
Equity securities	120,604	36,623
Other	65,956	72,403
Investment funds accounted for using the equity method	432,418	391,869
Total cash and investments (1)	12,421,701	11,325,112
Securities transactions entered into but not settled at the balance sheet date	(319,954)	50,790
Total investable assets	$12,101,747	$11,375,902

(1)         In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested at September 30, 2010 and December 31, 2009 of $200.0 million and $207.0 million, respectively, and included the $203.2 million and $212.8 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

(2)         We participate in the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities.

At September 30, 2010, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.11 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.53%. At December 31, 2009, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.87 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.64%. At September 30, 2010, approximately $6.78 billion, or 58%, of our total investments and cash was internally managed, compared to $6.63 billion, or 58%, at December 31, 2009.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	Estimated	Gross	Gross		OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

September 30, 2010:
Corporate bonds	$2,920,213	$150,824	$(6,593)	$2,775,982	$(18,510)
Mortgage backed securities	1,840,250	34,192	(18,698)	1,824,756	(28,122)
U.S. government and government agencies	1,578,958	70,592	(89)	1,508,455	(207)
Municipal bonds	1,164,523	63,776	(628)	1,101,375	(125)
Commercial mortgage backed securities	1,162,076	44,958	(7,575)	1,124,693	(3,738)
Non-U.S. government securities	779,959	56,879	(4,430)	727,510	(72)
Asset backed securities	548,349	25,323	(4,632)	527,658	(4,046)
Total	$9,994,328	$446,544	$(42,645)	$9,590,429	$(54,820)

December 31, 2009:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)
Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

(1)         Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At September 30, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $10.4 million, compared to $37.9 million at December 31, 2009.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	September 30, 2010		December 31, 2009
Rating (1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total

AAA	$7,503,390	75.1	$7,072,381	73.7
AA	993,018	9.9	1,281,377	13.3
A	573,298	5.7	547,104	5.7
BBB	347,810	3.5	231,988	2.4
BB	132,618	1.3	85,952	0.9
B	223,582	2.2	209,417	2.2
Lower than B	115,686	1.2	80,871	0.8
Not rated	104,926	1.1	91,662	1.0
Total	$9,994,328	100.0	$9,600,752	100.0

(1) Ratings as assigned by the major rating agencies.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	September 30, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$885,643	$(16,582)	38.9	$2,892,977	$(39,362)	38.8
10-20%	63,084	(10,792)	25.3	162,875	(28,542)	28.1
20-30%	35,851	(10,234)	24.0	36,872	(10,957)	10.8
30-40%	3,405	(1,853)	4.3	24,214	(12,204)	12.0
40-50%	1,485	(1,177)	2.8	8,031	(6,316)	6.2
50-60%	80	(110)	0.3	158	(171)	0.2
60-70%	—	—	—	69	(136)	0.1
70-100%	495	(1,897)	4.4	852	(3,770)	3.8
Total	$990,043	$(42,645)	100.0	$3,126,048	$(101,458)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	September 30, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$78,272	$(5,574)	13.1	$64,198	$(2,384)	2.3
10-20%	37,462	(6,191)	14.5	75,235	(13,139)	12.9
20-30%	6,425	(2,169)	5.1	8,550	(2,309)	2.3
30-40%	2,490	(1,351)	3.2	19,673	(9,704)	9.6
40-50%	1,485	(1,177)	2.8	3,303	(2,603)	2.6
50-60%	80	(110)	0.3	158	(171)	0.2
60-70%	—	—	—	69	(136)	0.1
70-100%	495	(1,897)	4.4	851	(3,028)	3.0
Total	$126,709	$(18,469)	43.4	$172,037	$(33,474)	33.0

At September 30, 2010, below-investment grade securities comprised approximately 6% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to approximately 5% at December 31, 2009. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). In the table above, corporate bonds represented 13% of the total below investment grade securities at market value, mortgage backed securities represented 83% of the total and 4% were in other classes at September 30, 2010. At December 31, 2009, corporate bonds represented 27% of the total below investment grade securities at market value, mortgage backed securities represented 69% of the total and 4% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at September 30, 2010 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated market value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by market value at September 30, 2010, excluding guaranteed amounts:

	Estimated Market Value	Credit Rating

JPMorgan Chase & Co.	$73,453	AA-
General Electric Co.	67,488	AA+
Bank of America Corp.	44,006	A+
Total SA	42,883	AA
Sovrisc BV	40,855	AAA
Citigroup Inc.	36,718	AA-
Barclays PLC	34,979	AA-
Verizon Communications Inc.	34,112	A
Wells Fargo & Company	28,647	AA-
Royal Dutch Shell PLC	27,170	AA
Total	$430,311

At September 30, 2010, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the estimated market value of which was $326.4 million, or approximately 2.7% of our total investable assets. These securities had an average rating of “Aa2” by Moody’s and “AA+” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average market values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at September 30, 2010. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($129.1 million), Assured Guaranty Ltd. ($85.9 million), Ambac Financial Group, Inc. ($59.7 million), Financial Guaranty Insurance Company ($31.7 million) and the Texas Permanent School Fund ($20.0 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at September 30, 2010.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At September 30, 2010, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.84 billion, or 15.2% of total investable assets, compared to $1.45 billion, or 12.7%, at December 31, 2009. As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At September 30, 2010, CMBS constituted approximately $1.16 billion, or 9.6% of total investable assets, compared to $1.19 billion, or 10.4%, at December 31, 2009. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our mortgage backed securities (“MBS”) and CMBS at September 30, 2010, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Market Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Non-agency MBS:	2003		$2,937	AAA	$2,876	97.9%	0.0%
	2004		19,916	A	18,444	92.6%	0.2%
	2005		63,110	BB+	56,293	89.2%	0.5%
	2006		50,885	B-	46,859	92.1%	0.4%
	2007		58,282	CCC+	55,457	95.2%	0.5%
	2008		10,230	CCC	9,134	89.3%	0.1%
	2009	(6)	117,406	AAA	123,225	105.0%	1.0%
	2010	(6)	42,977	AAA	43,158	100.4%	0.4%
Total non-agency MBS			$365,743	A-	$355,446	97.2%	2.9%

Non-agency CMBS:	1998		3,640	AAA	3,818	104.9%	0.0%
	1999		127	AAA	127	100.0%	0.0%
	2000		32	AAA	32	100.0%	0.0%
	2001		165,884	AAA	166,266	100.2%	1.4%
	2002		43,110	AAA	43,862	101.7%	0.4%
	2003		61,797	AAA	65,716	106.3%	0.5%
	2004		179,623	AAA	185,991	103.5%	1.5%
	2005		50,313	AAA	50,820	101.0%	0.4%
	2006		10,215	AA-	10,194	99.8%	0.1%
	2007		70,609	AA+	77,902	110.3%	0.6%
	2009		5,090	AAA	5,469	107.4%	0.0%
	2010		130,262	AAA	133,362	102.4%	1.1%
Total non-agency CMBS			$720,702	AAA	$743,559	103.2%	6.1%

Additional Statistics:

	Non-Agency MBS		Non- Agency
	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	48	57	75
Weighted average life (months) (2)	24	59	31
Weighted average loan-to-value % (3)	71.4%	69.3%	65.7%
Total delinquencies (4)	20.0%	19.6%	6.3%
Current credit support % (5)	39.1%	12.8%	26.3%

(1)	Loans defeased with government/agency obligations represented approximately 17% of the collateral underlying our CMBS holdings.
(2)

The weighted average life for MBS is based on the interest rates in effect at September 30, 2010. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values on MBS is 36% to 87%, while the range of loan-to-values on CMBS is 53% to 112%.
(4)	Total delinquencies includes 60 days and over.
(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.
(6)	Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at September 30, 2010:

			Estimated Market Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Credit cards (1)	$234,299	AAA	$247,490	105.6%	2.0%
Autos (2)	154,124	AAA	158,527	102.9%	1.3%
Rate reduction bonds (3)	33,111	AAA	36,278	109.6%	0.3%
Student loans (4)	38,478	AAA	39,563	102.8%	0.3%
Other	51,231	AAA	52,076	101.6%	0.4%
	511,243	AAA	533,934	104.4%	4.4%

Home equity (5)	$5,362	AAA	$4,840	90.3%	0.0%
	109	AA	110	100.9%	0.0%
	231	A	231	100.0%	0.0%
	60	BBB	59	98.3%	0.0%
	8,678	BB to B	6,877	79.2%	0.1%
	1,747	CCC to C	2,232	127.8%	0.0%
	228	D	66	28.9%	0.0%
	16,415	BBB-	14,415	87.8%	0.1%

Total ABS	$527,658	AAA	$548,349	103.9%	4.5%

The effective duration of the total ABS was 1.41 years at September 30, 2010.

(1)	The average excess spread % on credit cards is 18%.
(2)	The weighted average credit support % on autos is 37%.
(3)	The weighted average credit support % on rate reduction bonds is 19.9%.
(4)	The weighted average credit support % on student loans is 8.6%.
(5)	The weighted average credit support % on home equity is 23.8%.

At September 30, 2010, our fixed income portfolio included $49.2 million par value in sub-prime securities with an estimated market value of $20.0 million and an average credit quality of “BBB+” from Standard & Poor’s and “Baa3” from Moody’s. At December 31, 2009, our fixed income portfolio included $52.1 million par value in sub-prime securities with an estimated market value of $18.5 million and an average credit quality of “BBB+” from Standard & Poor’s and “Baa3” from Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $13.5 million estimated market value of sub-prime securities with an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s at September 30, 2010, compared to approximately $18.9 million estimated market value with an average credit quality of “BB” from Standard & Poor’s and “B2” from Moody’s at December 31, 2009.

Other investments totaled $418.4 million at September 30, 2010, compared to $172.2 million at December 31, 2009. Investment funds accounted for using the equity method totaled $432.4 million at September 30, 2010, compared to $391.9 million at December 31, 2009. Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our investment commitments related to investment funds accounted for using the equity method and other investments totaled approximately $114.9 million at September 30, 2010. See note 7, “Investment Information-Other Investments” and “Investment Information-Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at September 30, 2010 and December 31, 2009 by level.

Reinsurance Recoverables

We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. At September 30, 2010, approximately 91.7% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 5.1% of our total shareholders’ equity. At December 31, 2009, approximately 90.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 5.8% of our total shareholders’ equity.

Reinsurance recoverables from Flatiron Re Ltd. (“Flatiron”), which is not rated by A.M. Best, were $62.8 million at September 30, 2010, compared to $97.6 million at December 31, 2009. Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at September 30, 2010 and December 31, 2009.

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

At September 30, 2010 and December 31, 2009, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30,	December 31,
	2010	2009

Insurance:
Case reserves	$1,246,576	$1,166,441
IBNR reserves	2,576,838	2,431,193
Total net reserves	$3,823,414	$3,597,634

Reinsurance:
Case reserves	$753,981	$812,455
Additional case reserves	92,473	61,226
IBNR reserves	1,729,909	1,742,597
Total net reserves	$2,576,363	$2,616,278

Total:
Case reserves	$2,000,557	$1,978,896
Additional case reserves	92,473	61,226
IBNR reserves	4,306,747	4,173,790
Total net reserves	$6,399,777	$6,213,912

At September 30, 2010 and December 31, 2009, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2010	2009

Casualty	$654,170	$641,793
Executive assurance	587,063	536,151
Property, energy, marine and aviation	539,572	533,859
Professional liability	538,603	504,454
Programs	498,231	452,143
Construction	449,631	421,729
Healthcare	143,349	139,414
National accounts casualty	124,853	96,251
Surety	80,917	89,501
Travel and accident	31,205	29,033
Other	175,820	153,306
Total net reserves	$3,823,414	$3,597,634

At September 30, 2010 and December 31, 2009, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2010	2009

Casualty	$1,785,389	$1,792,750
Property excluding property catastrophe	291,206	322,476
Marine and aviation	210,841	228,708
Property catastrophe	137,894	111,784
Other specialty	104,457	116,799
Other	46,576	43,761
Total net reserves	$2,576,363	$2,616,278

Shareholders’ Equity

Our shareholders’ equity was $4.72 billion at September 30, 2010, compared to $4.32 billion at December 31, 2009. The increase in the nine months ended September 30, 2010 of $394.6 million was attributable to net income, partially offset by share repurchase activity.

Book Value per Common Share

The following table presents the calculation of book value per common share at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(U.S. dollars in thousands, except share data)	2010	2009

Calculation of book value per common share:
Total shareholders’ equity	$4,717,910	$4,323,349
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,392,910	$3,998,349
Common shares outstanding, net of treasury shares (1)	49,225,371	54,761,678
Book value per common share	$89.24	$73.01

(1)       Excludes the effects of 4,340,029 and 5,016,104 stock options and 175,174 and 261,012 restricted stock units outstanding at September 30, 2010 and December 31, 2009, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $23.9 million at September 30, 2010, compared to $25.7 million at December 31, 2009. During the nine months ended September 30, 2010, ACGL received dividends of $500.0 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2010 and December 31, 2009, such amounts approximated $1.33 billion and $1.49 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At September 30, 2010 and December 31, 2009, such amounts approximated $4.73 billion and $4.28 billion, respectively.

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

Consolidated net cash provided by operating activities was $657.6 million for the nine months ended September 30, 2010, compared to $808.7 million for the nine months ended September 30, 2009. The decline in cash flow from operations primarily reflected a lower level of premium collections. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate investable assets totaled $12.10 billion at September 30, 2010, compared to $11.38 billion at December 31, 2009. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

The board of directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program. Such amount consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, and a $1.0 billion authorization in November 2009. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 28.8 million common shares for an aggregate purchase price of $2.01 billion. During the nine months ended September 30, 2010, ACGL repurchased 6.9 million common shares for an aggregate purchase price of $503.7 million. Weighted average shares outstanding for the nine months ended September 30, 2010 were reduced by 26.0 million shares, compared to 15.4 million shares for the 2009 period. At September 30, 2010, approximately $487.7 million of share repurchases were available under the program.

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

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the nine month periods ended September 30, 2010 and 2009, we paid $19.4 million to holders of the preferred shares and, at September 30, 2010, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of September 30, 2010, we had $410.9 million of securities under TALF which are reflected as “TALF investments, at market value” and $331.8 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2009, we had $250.3 million of TALF investments, at market value and $217.6 million of TALF borrowings, at market value. Refer to note 4, “Debt and Financing Arrangements—TALF Program,” of the notes accompanying our consolidated financial statements for further details on the TALF Program.

At September 30, 2010, ACGL’s capital of $5.14 billion consisted of $300.0 million of senior notes, representing 5.8% of the total, $125.0 million of revolving credit agreement borrowings due in August 2011, representing 2.4% of the total, $325.0 million of preferred shares, representing 6.3% of the total, and common shareholders’ equity of $4.39 billion, representing the balance. At December 31, 2009, ACGL’s capital of $4.72 billion consisted of $300.0 million of senior notes, representing 6.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.9% of the total, and common shareholders’ equity of $4.00 billion, representing the balance. The increase in capital during the nine months ended September 30, 2010 was primarily attributable to net income, partially offset by share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2010 (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2009 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at September 30, 2010 that affect the quantitative and qualitative disclosures presented as of December 31, 2009 were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at September 30, 2010 and December 31, 2009:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

September 30, 2010:
Total market value	$11,245.7	$11,113.1	$10,935.1	$10,777.7	$10,603.5
Market value change from base	2.84%	1.63%	—	(1.44)%	(3.03)%
Change in unrealized value	$310.6	$178.0	$—	$(157.4)	$(331.6)

December 31, 2009:
Total market value	$11,227.5	$11,078.3	$10,920.7	$10,757.7	$10,593.9
Market value change from base	2.81%	1.44%	—	(1.49)%	(2.99)%
Change in unrealized value	$306.8	$157.6	$—	$(163.0)	$(326.8)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at September 30, 2010 and December 31, 2009:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

September 30, 2010:
Total market value	$11,195.9	$11,065.0	$10,935.1	$10,806.1	$10,676.2
Market value change from base	2.39%	1.19%	—	(1.18)%	(2.37)%
Change in unrealized value	$260.8	$129.9	$—	$(129.0)	$(258.9)

December 31, 2009:
Total market value	$11,198.4	$11,061.6	$10,920.7	$10,775.8	$10,627.8
Market value change from base	2.54%	1.29%	—	(1.33)%	(2.68)%
Change in unrealized value	$277.7	$140.9	$—	$(144.9)	$(292.9)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2010, our portfolio’s VaR was estimated to be 3.62%, compared to an estimated 4.79% at December 31, 2009.

Privately Held Securities and Equity Securities. Our investment portfolio includes an allocation to privately held securities and equity securities. At September 30, 2010 and December 31, 2009, the market value of our investments in privately held securities and equity securities (excluding our investment in Aeolus LP which is accounted for using the equity method) totaled $317.3 million and $44.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in market value. An immediate hypothetical 10% depreciation in the value of each position would reduce the market value of such investments by approximately $31.7 million and $4.4 million at September 30, 2010 and December 31, 2009, respectively, and would have decreased book value per common share by approximately $0.64 and $0.08, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At September 30, 2010, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $1.32 billion, compared to $1.13 billion at December 31, 2009. A 100 basis point depreciation of the underlying exposure to these derivative instruments at September 30, 2010 and December 31, 2009 would have resulted in a reduction in net income of approximately $13.2 million and $11.3 million, respectively, and would have decreased book value per common share by $0.27 and $0.21, respectively.

For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. In addition, as a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility in our results of operations. A 10% appreciation of the U.S. Dollar against the major foreign currencies for our outstanding contracts, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar and the impact of foreign currency forward contracts and currency options, would have resulted in unrealized losses of approximately $6.7 million and would have decreased book value per common share by $0.14 at September 30, 2010, compared to unrealized losses of approximately $23.0 million and a decrease in book value per common share of $0.42 at December 31, 2009. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2010;

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

Other Financial Information

The consolidated financial statements as of September 30, 2010 and for the three month and nine months periods ended September 30, 2010 and 2009 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 8, 2010) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2010, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2010 third quarter:

(U.S. dollars in thousands, except share data)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2010-7/31/2010	105,461	$75.84	104,820	$533,127
8/1/2010-8/31/2010	419,976	78.11	418,584	$500,430
9/1/2010-9/30/2010	158,394	80.88	157,661	$487,679
Total	683,831	$78.40	681,065	$487,679

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

(2)         The Board of Directors of ACGL has authorized the investment of up to $2.5 billion in ACGL’s common shares through a share repurchase program. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 28.8 million common shares for an aggregate purchase price of $2.01 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Item 5.  Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2010 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, the substantial majority of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Unit Agreement with Arch Capital Group Ltd. and Mark D. Lyons for May 5, 2010 grant

10.2

Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson for May 5, 2010 grants

10.3	Restricted Share Agreements with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 5, 2010 grants

10.4

Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo for May 5, 2010 grants

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

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the nine month periods ended September 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 8, 2010	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: November 8, 2010	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Unit Agreement with Arch Capital Group Ltd. and Mark D. Lyons for May 5, 2010 grant

10.2

Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson for May 5, 2010 grants

10.3	Restricted Share Agreements with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 5, 2010 grants

10.4

Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo for May 5, 2010 grants

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

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2010 and 2009; (iv) Consolidated Statements of Comprehensive Income for the nine month periods ended September 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.