Form 10-K
period 2010-12-31
ARCH CAPITAL GROUP LTD.
filed 2011-02-28
CIK 947484

Use these links to rapidly review the document
ARCH CAPITAL GROUP LTD. TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-26456

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
Wessex House, 45 Reid Street
Hamilton HM 12, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ Stock Market (Common Shares)
8.000% Non-Cumulative Preferred Shares, Series A, $0.01 par value per share 7.875% Non-Cumulative Preferred Shares, Series B, $0.01 par value per share	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $3.36 billion.

          As of February 24, 2011, there were 44,940,218 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2011.

ARCH CAPITAL GROUP LTD.

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

  •
  general economic and market conditions (including inflation, interest rates, foreign currency exchange rates, prevailing credit terms and the depth and duration of a recession) and conditions specific to the reinsurance and insurance markets (including the length and magnitude of the current "soft" market) in which we operate;

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

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2010;

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

OUR COMPANY

General

        Arch Capital Group Ltd. is a Bermuda public limited liability company with approximately $4.91 billion in capital at December 31, 2010 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2010, we wrote $2.51 billion of net premiums and reported net income available to common shareholders of $816.7 million. Diluted book value per share was $89.98 at December 31, 2010, compared to $73.01 per share at December 31, 2009.

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

Our History

        Our current operations were built on an existing underwriting platform through an underwriting initiative in October 2001 to meet current and future demand in the global insurance and reinsurance markets. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

        Prior to the 2001 underwriting initiative, our insurance underwriting platform consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. ("Arch Re Bermuda"), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company ("Arch Insurance"), Arch Excess & Surplus Insurance Company ("Arch E&S") and Arch Specialty Insurance Company ("Arch Specialty"). We established Arch Insurance Company (Europe) Limited ("Arch Insurance Company Europe"), our United Kingdom-based subsidiary, in 2004 and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In 2009, we established a managing agent and syndicate at Lloyd's of London ("Lloyd's"). Our Lloyd's syndicate 2012 ("Arch Syndicate 2012") commenced underwriting in 2009. See "Operations—Insurance Operations" for further details on our insurance operations.

        Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company ("Arch Re U.S."), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in November 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S. and Canada and, commencing in 2011, throughout Europe. In addition, we formed Arch Reinsurance Europe Underwriting Limited ("Arch Re Europe"), our Ireland-based reinsurance company, in 2008. See "Operations—Reinsurance Operations" for further details on our reinsurance operations.

        In January 2008, Arch Re Bermuda and Gulf Investment Corporation GSC ("GIC") entered into a joint venture agreement for the purpose of forming a reinsurance company in the Dubai International Financial Centre. GIC is owned equally by the six member states of the Gulf Cooperation Council ("GCC"), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. In May 2008, we provided $100.0 million of funding to Gulf Reinsurance Limited ("Gulf Re"), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with GIC. Gulf Re provides property and casualty reinsurance primarily in the member states of the GCC.

        The growth of our insurance and reinsurance platforms was supported through the net proceeds of: (1) an equity capital infusion of $763 million led by funds affiliated with Warburg Pincus LLC ("Warburg Pincus funds") and Hellman & Friedman LLC ("Hellman & Friedman funds") in late 2001; (2) a public offering of 7.5 million of our common shares with net proceeds of $179 million in April 2002; (3) the exercise of class A warrants by our principal shareholders and other investors in September 2002, which provided net proceeds of $74 million; (4) a March 2004 public offering of 4.7 million of our common shares with net proceeds of $179 million; (5) a May 2004 public offering of $300 million principal amount of our 7.35% senior notes due May 2034; (6) a February 2006 public offering of $200 million of our 8.00% series A non-cumulative preferred shares with a liquidation preference of $25.00 per share; and (7) a May 2006 public offering $125 million of our 7.875% series B non-cumulative preferred shares with a liquidation preference of $25.00 per share.

        In February 2011, the board of directors of ACGL authorized the investment of up to an additional $1.0 billion in ACGL's common shares through its share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2012. Since the inception of the share repurchase program in February 2007 through February 24, 2011, ACGL has repurchased approximately 33.4 million common shares for an aggregate purchase price of $2.42 billion. At February 24, 2011, the total remaining authorization under the share repurchase program was $1.08 billion.

Operations

        We classify our businesses into two underwriting segments, insurance and reinsurance. For an analysis of our underwriting results by segment, see note 3, "Segment Information," of the notes accompanying our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

  Our Insurance Operations

        Our insurance operations are conducted in Bermuda, the United States, Europe, Canada, Australia and South Africa. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda. In the U.S., our insurance group's principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity Insurance Company ("Arch Indemnity"). Arch Insurance is an admitted insurer in 50 states, the District of Columbia,

Puerto Rico, the U.S. Virgin Islands and Guam with a branch office in Canada. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an admitted insurer in one state. Arch Indemnity, which is not currently writing business, is an admitted insurer in 49 states and the District of Columbia. The headquarters for our insurance group's U.S. support operations (excluding underwriting units) is in Jersey City, New Jersey. The insurance group has additional offices throughout the U.S., including four regional offices located in: Alpharetta, Georgia; Chicago, Illinois; New York, New York; and San Francisco, California. The headquarters for Arch Insurance's branch office in Canada is in Toronto, Ontario.

        Our insurance group's European operations are conducted on two platforms: Arch Insurance Company Europe and Arch Syndicate 2012 (the U.K. insurance operations are collectively referred to as "Arch Insurance Europe"). Arch Insurance Europe conducts is operations from London. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 17 states and the District of Columbia and also has branches in Denmark, Finland, Germany, Italy, Spain and Sweden. Arch Underwriting at Lloyd's Ltd ("AUAL") is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate 2012. Arch Syndicate 2012 has enhanced our underwriting platform by providing us with access to Lloyd's extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd's (Australia) Pty Ltd ("AUAL Australia"), based in Sydney, Australia, and Arch Underwriting at Lloyd's (South Africa) (Pty) Limited ("AUAL South Africa"), based in Johannesburg, South Africa, were each formed in 2009 as services companies to underwrite on behalf of Arch Syndicate 2012.

        As of February 15, 2011, our insurance group had approximately 1,100 employees.

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

  •
  Construction.  Our insurance group's construction unit provides primary and excess casualty coverages to middle and large accounts in the construction industry. The construction unit also provides coverage for environmental and design professionals, including coverages for architectural and engineering firms and construction projects and pollution legal liability coverage for fixed site.

  •
  Executive Assurance.  Our insurance group's executive assurance unit focuses on directors' and officers' liability insurance coverages for corporate, private equity and financial institution clients of all sizes. This unit also writes employment practices liability insurance, pension trust errors and omissions/fiduciary liability insurance, fidelity bonds and various financial institution professional liability coverages.

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

  •
  Professional Liability.  Our insurance group's professional liability unit focuses on large law firms and accounting firms and professional programs. This unit also writes miscellaneous professional liability, including coverages for consultants, network security, securities broker-dealers, wholesalers, captive agents and managing general agents.

  •
  Programs.  Our insurance group's programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and non-catastrophe-exposed property business. This unit offers primarily package policies, underwriting workers' compensation and umbrella liability business in support of desirable package programs.

  •
  Property, Energy, Marine and Aviation.  Our insurance group's property unit provides primary and excess general property insurance coverages, including catastrophe-exposed property coverage, for commercial clients and onshore and offshore property insurance coverages for commercial clients primarily in the energy industry. The property unit also provides contractors all risk, erection all risk, aviation (which is currently in runoff) and stand alone terrorism insurance coverage for commercial clients.

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

  •
  Other.  Our insurance group also includes the following units: (i) excess workers compensation, which provides excess workers compensation and employers' liability insurance coverages for qualified self-insured groups, associations and trusts in a wide range of businesses; (ii) lender products, which provides collateral protection insurance coverages for financial institutions and specialty insurance coverage for automotive dealers; (iii) alternative market risks, including captive insurance programs; and (iv) accident and health, which provides accident, disability and medical plan insurance coverages for employer groups, medical plan members, students and other participant groups.

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

  •
  collaborative decision-making.

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our insurance group:

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT
Net premiums written
Property, energy, marine and aviation	$321,529	19.4	$353,761	20.8	$334,635	20.2
Programs	273,076	16.5	274,735	16.1	270,449	16.3
Professional liability	240,345	14.5	235,892	13.8	246,891	14.9
Executive assurance	224,497	13.5	220,088	12.9	193,602	11.7
Construction	135,619	8.2	154,087	9.0	165,490	10.0
Casualty	107,962	6.5	103,546	6.1	116,096	7.0
Travel and accident	71,237	4.3	68,617	4.0	61,986	3.7
National accounts casualty	67,925	4.1	79,088	4.6	47,936	2.9
Healthcare	37,508	2.3	42,350	2.5	44,596	2.7
Surety	34,149	2.1	43,353	2.5	50,376	3.0
Other(1)	145,116	8.6	128,767	7.7	125,546	7.6

Total	$1,658,963	100.0	$1,704,284	100.0	$1,657,603	100.0

Net premiums written by client location
United States	$1,183,238	71.3	$1,268,347	74.4	$1,242,906	75.0
Europe	272,348	16.4	267,093	15.7	244,849	14.8
Other	203,377	12.3	168,844	9.9	169,848	10.2

Total	$1,658,963	100.0	$1,704,284	100.0	$1,657,603	100.0

Net premiums written by underwriting location
United States	$1,133,173	68.3	$1,243,063	72.9	$1,236,712	74.6
Europe	436,483	26.3	384,363	22.6	342,021	20.6
Other	89,307	5.4	76,858	4.5	78,870	4.8

Total	$1,658,963	100.0	$1,704,284	100.0	$1,657,603	100.0

(1)
Includes excess workers' compensation, employers' liability, and collateral protection business.

        Marketing.    Our insurance group's products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provide for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and, neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See "Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us." For information on major brokers, see note 13, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

        Risk Management and Reinsurance.    In the normal course of business, our insurance group may cede a portion of its premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its primary obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our insurance subsidiaries, through their respective reinsurance security committees ("RSC"), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. Each RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies' reports and also monitors reinsurance recoverables and collateral with unauthorized reinsurers. The financial analysis includes ongoing assessments of reinsurers, including a review of the financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy of each reinsurer. Our insurance group will continue to evaluate its reinsurance requirements. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

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

  Our Reinsurance Operations

        Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S. and Arch Re Europe. Arch Re Bermuda is a registered Class 4 insurer and long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and operates out of its office in Morristown, New Jersey. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. The property facultative reinsurance operations have offices throughout the U.S. and Canada and through a property facultative division of Arch Re Europe which was established in 2011. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with a branch office in Switzerland.

        As of February 15, 2011, our reinsurance group had approximately 180 employees.

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

        The reinsurance group's treaty operations generally seek to write significant lines on less commoditized classes of coverage, such as specialty property and casualty reinsurance treaties. However, with respect to other classes of coverage, such as property catastrophe and casualty clash, the reinsurance group's treaty operations participate in a relatively large number of treaties where they believe that they can underwrite and process the business efficiently. The reinsurance group's property facultative operations write reinsurance on a facultative basis whereby they assume part of the risk under a single insurance contract. Facultative reinsurance is typically purchased by ceding companies for individual risks not covered by their reinsurance treaties, for unusual risks or for amounts in excess of the limits on their reinsurance treaties.

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

  •
  Property Excluding Property Catastrophe.  Our reinsurance group's treaty reinsurance operations reinsure individual property risks of a ceding company. Property per risk treaty and pro rata reinsurance contracts written by our treaty reinsurance group cover claims from individual insurance policies issued by reinsureds and include both personal lines and commercial property exposures (principally covering buildings, structures, equipment and contents). The primary perils in this business include fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. Our reinsurance group's property facultative operations focus on commercial property risks on an excess of loss basis.

  •
  Other Specialty.  Our reinsurance group writes other specialty lines, including surety, accident and health, workers' compensation catastrophe, multi-peril crop, trade credit and political risk.

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

  •
  Other.  Our reinsurance group also writes casualty clash business and, in limited instances, writes non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance. In addition, our reinsurance group writes life reinsurance business, which includes coverages for death, disability and long term care.

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

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our reinsurance group:

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT
Net premiums written
Property excluding property catastrophe(1)	$249,791	29.3	$349,915	33.0	$328,684	28.6
Property catastrophe	202,989	23.8	237,445	22.4	231,146	20.1
Casualty(2)	186,774	21.9	325,699	30.8	347,198	30.2
Other specialty	131,158	15.4	65,189	6.2	146,452	12.8
Marine and aviation	77,063	9.0	77,677	7.3	90,733	7.9
Other	4,302	0.6	2,903	0.3	3,910	0.4

Total	$852,077	100.0	$1,058,828	100.0	$1,148,123	100.0

Net premiums written by client location
United States	$496,947	58.3	$668,985	63.2	$631,896	55.0
Europe	195,006	22.9	213,211	20.1	331,072	28.8
Bermuda	75,517	8.9	127,212	12.0	137,215	12.0
Other	84,607	9.9	49,420	4.7	47,940	4.2

Total	$852,077	100.0	$1,058,828	100.0	$1,148,123	100.0

Net premiums written by underwriting location
Bermuda	$461,890	54.2	$596,334	56.3	$662,896	57.7
United States	307,639	36.1	396,947	37.5	419,805	36.6
Other	82,548	9.7	65,547	6.2	65,422	5.7

Total	$852,077	100.0	$1,058,828	100.0	$1,148,123	100.0

(1)
Includes facultative business.

(2)
Includes professional liability, executive assurance and healthcare business.

        Marketing.    Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 13, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

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

Employees

        As of February 15, 2011, ACGL and its subsidiaries employed approximately 1,340 full-time employees.

Reserves

        Reserve estimates are derived after extensive consultation with individual underwriters, actuarial analysis of the loss reserve development and comparison with industry benchmarks. Our reserves are established and reviewed by experienced internal actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently discount our loss reserves except for excess workers' compensation and employers' liability loss reserves in our insurance operations.

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

        The following table represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America ("GAAP") for 2000 through 2010. With respect to 2000, no reserves are reported in the table below because all reserves for business written through May 5, 2000 were assumed by White Mountains Reinsurance Company of America ("WTM Re") in the May 5, 2000 asset sale, and we did not write or assume any business during 2000 subsequent to the asset sale. Activity subsequent to 2000 relates to acquisitions made by us and our underwriting initiatives that commenced in October 2001.

        This table does not present accident or policy year development data and, instead, presents an analysis of the claim development of gross and net balance sheet reserves existing at each calendar year-end in subsequent calendar years. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for ending reserves at December 31, 2000 through

December 31, 2009. With respect to the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

	Years Ended December 31,
(U.S. dollars in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	—	$21	$381	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395
Cumulative net paid losses as of:
One year later	—	15	82	278	449	745	843	954	1,167	1,106
Two years later	—	19	141	437	811	1,332	1,486	1,817	2,114
Three years later	—	24	172	596	1,110	1,688	2,040	2,308
Four years later	—	26	204	706	1,300	1,993	2,375
Five years later	—	26	218	787	1,478	2,249
Six years later	—	25	233	853	1,629
Seven years later	—	25	243	930
Eight years later	—	25	257
Nine years later	—	28
Ten years later	—
Net re-estimated reserve as of:
One year later	—	25	340	1,444	2,756	3,986	4,726	5,173	5,749	6,067
Two years later	—	25	335	1,353	2,614	3,809	4,387	4,959	5,620
Three years later	—	27	335	1,259	2,487	3,541	4,164	4,849
Four years later	—	27	313	1,237	2,353	3,381	4,107
Five years later	—	28	316	1,187	2,305	3,359
Six years later	—	26	302	1,183	2,291
Seven years later	—	25	291	1,191
Eight years later	—	26	292
Nine years later	—	28
Ten years later	—
Cumulative net redundancy (deficiency)	—	$(7)	$89	$352	$584	$704	$804	$634	$318	$147

Cumulative net redundancy (deficiency) as a percentage of net reserves	—	(33.3)	23.5	22.8	20.3	17.3	16.4	11.6	5.3	2.4
Gross reserve for losses and loss adjustment expenses	—	$111	$592	$1,912	$3,493	$5,453	$6,463	$7,092	$7,667	$7,873	$8,098
Reinsurance recoverable	—	(90)	(211)	(369)	(618)	(1,390)	(1,552)	(1,609)	(1,729)	(1,659)	(1,703)

Net reserve for losses and loss adjustment expenses	—	$21	$381	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395

Gross re-estimated reserve	—	181	518	1,491	2,812	4,697	5,441	6,331	7,222	7,721
Re-estimated reinsurance recoverable	—	(153)	(226)	(300)	(521)	(1,338)	(1,334)	(1,482)	(1,602)	(1,654)

Net re-estimated reserve	—	28	292	1,191	2,291	3,359	4,107	4,849	5,620	6,067

Gross re-estimated redundancy (deficiency)	—	$(70)	$74	$421	$681	$756	$1,022	$761	$445	$152

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses.

	Year Ended December 31,
	2010	2009	2008
Reserve for losses and loss adjustment expenses at beginning of year	$7,873,412	$7,666,957	$7,092,452
Unpaid losses and loss adjustment expenses recoverable	1,659,500	1,729,135	1,609,619

Net reserve for losses and loss adjustment expenses at beginning of year	6,213,912	5,937,822	5,482,833
Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,664,411	1,843,875	2,158,914
Prior years	(146,696)	(189,201)	(310,170)

Total net incurred losses and loss adjustment expenses	1,517,715	1,654,674	1,848,744
Foreign exchange (gains) losses	(29,089)	60,506	(133,881)
Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(200,789)	(272,295)	(305,513)
Prior years	(1,106,496)	(1,166,795)	(954,361)

Total net paid losses and loss adjustment expenses	(1,307,285)	(1,439,090)	(1,259,874)
Net reserve for losses and loss adjustment expenses at end of year	6,395,253	6,213,912	5,937,822
Unpaid losses and loss adjustment expenses recoverable	1,703,201	1,659,500	1,729,135

Reserve for losses and loss adjustment expenses at end of year	$8,098,454	$7,873,412	$7,666,957

        Our initial reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2010. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience. For additional information regarding the key underlying movements in our losses and loss adjustment expenses in 2008, 2009 and 2010 by segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        Unpaid and paid losses and loss adjustment expenses recoverable were approximately $1.76 billion at December 31, 2010. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

Investments

        At December 31, 2010, consolidated cash and invested assets totaled approximately $11.84 billion, as summarized in the table below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets" and note 7, "Investment Information," of the notes accompanying our financial statements.

        The following table summarizes the market value of our cash and invested assets at December 31, 2010 and 2009:

	December 31,
	2010	2009
Cash and short-term investments(1)	$1,278,581	$910,054

Fixed maturities and fixed maturities pledged under securities lending agreements, at market value(1):
Corporate bonds	2,839,344	3,134,088
Mortgage backed securities	1,806,813	1,449,382
Municipal bonds	1,182,100	957,752
Commercial mortgage backed securities	1,167,299	1,185,799
U.S. government and government agencies	872,149	1,553,672
Non-U.S. government securities	732,666	752,215
Asset backed securities	558,032	567,844

Sub-total	9,158,403	9,600,752

TALF investments, at market value(2)	402,449	250,265
Equity securities available for sale, at market value	363,255	36,623
Other investments	349,272	135,549
Investment funds accounted for using the equity method	434,600	391,869

Total cash and investments	11,986,560	11,325,112
Securities transactions entered into but not settled at the balance sheet date	(144,047)	50,790

Total cash and invested assets	$11,842,513	$11,375,902

(1)
In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested at December 31, 2010 and 2009 of $69.7 million and $207.0 million, respectively, and included the $75.6 million and $212.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value."

(2)
We participate in the Federal Reserve Bank of New York's ("FRBNY") Term Asset-Backed Securities Loan Facility ("TALF"). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to us, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a 'haircut' that varies based on the type of collateral. We can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings. At December 31, 2010, we had $402.4 million of securities under TALF which are reflected as "TALF investments, at market value" and $325.8 million of secured financing from the FRBNY that is reflected as "TALF borrowings, at market value."

        Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. At December 31, 2010, approximately 94% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade by the major rating agencies, primarily Standard & Poor's Rating Services ("Standard & Poor's"), compared to 95% at December 31, 2009. At December 31, 2010 and 2009, our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of "AA+". Our investment portfolio had an average effective duration of approximately 2.83 years and 2.87 years at December 31, 2010 and 2009, respectively.

        The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments, at December 31, 2010 and 2009 are shown below:

	December 31,
	2010		2009
Rating(1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total
AAA	$6,531,757	71.3	$7,072,381	73.7
AA	1,053,666	11.5	1,281,377	13.3
A	605,483	6.6	547,104	5.7
BBB	388,564	4.2	231,988	2.4
BB	133,673	1.5	85,952	0.9
B	242,479	2.6	209,417	2.2
Lower than B	109,596	1.2	80,871	0.8
Not rated	93,185	1.1	91,662	1.0

Total	$9,158,403	100.0	$9,600,752	100.0

(1)
Ratings as assigned by the major rating agencies.

        For 2010, 2009 and 2008, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmark return against which we measured our portfolio during the year. The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Financial Measures—Total Return on Investments").

	Arch Portfolio(1)	Benchmark Return Index
Pre-tax total return (before investment expenses):
Year ended December 31, 2010	7.00%	6.38%
Year ended December 31, 2009	11.28%	9.71%
Year ended December 31, 2008	(2.84)%	(1.42)%

(1)
Our investment expenses were approximately 0.19% of average invested assets in 2010, compared to 0.20% in 2009 and 0.14% in 2008.

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

        Our reinsurance subsidiaries, Arch Re U.S., Arch Re Bermuda and Arch Re Europe (Standard & Poor's and Fitch only), and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty and Arch Insurance Company Europe, each currently has a financial strength rating of "A" (Excellent, the third highest out of fifteen rating levels) with a positive outlook from A.M. Best, "A2" (Good, the sixth highest out of 21 rating levels) with a stable outlook from Moody's, "A+" (Strong, the fifth highest out of 21 rating levels) with a stable outlook from Standard & Poor's, and "A+" (Strong, the fifth highest out of 24 rating levels) with a stable outlook from Fitch. A.M. Best has assigned a financial strength rating of "NR-3" (Rating Procedure Inapplicable") to Arch Indemnity, which is not writing business currently. Lloyd's has financial strength ratings of "A" (Excellent) with a stable outlook from A.M. Best, "A+" (Strong) with a stable outlook from Standard & Poor's and "A+" (Strong) with a stable outlook from Fitch.

        ACGL has received counterparty (issuer) credit ratings of "A-" (seventh highest out of 21 rating levels) with a stable outlook from Standard & Poor's, "Baa1" (eighth highest out of 21 rating levels) with a stable outlook from Moody's and "A" long term issuer rating (sixth highest out of 23 rating levels) with a stable outlook from Fitch. A counterparty credit rating provides an opinion on an issuer's overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation.

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

        In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including: ACE Limited, Allied World Assurance Company, Ltd., Alterra Capital Holdings Limited, Argo Insurance Group, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chartis, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Lloyd's, The Travelers Companies, Validus Holdings Ltd, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alterra Capital Holdings Limited, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc., Validus Holdings Ltd and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

Enterprise Risk Management

        Enterprise Risk Management ("ERM") is a key element in our philosophy, strategy and culture. We employ an ERM framework that includes underwriting, reserving, investment, credit and operational risks. Risk appetite and exposure limits are set by our executive management team, reviewed with our board of directors and board level committees and routinely discussed with business unit management. These limits are integrated into our operating guidelines and the exposures are aggregated and monitored periodically by our corporate risk management team. The reporting, review and approval of risk management information is integrated into our annual planning process, capital modeling and allocation, reinsurance purchasing strategy and reviewed at insurance business reviews, reinsurance underwriting meetings and board level committees. For a discussion of our risk management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance" and "Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations."

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

        Although there is still pending certain civil litigation arising out of the investigation by the New York Attorney General and others into contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," alleged "steering," and other practices in the insurance industry, a number of brokers announced that they have reached agreement with the New York Attorney General and other state insurance regulatory authorities that would allow them to collect contingent commissions once again. However, we cannot predict the effect that this agreement, the pending civil litigation, any current or future government investigations or prosecutions and/or resulting changes in insurance practices (including future legislation and/or regulations that may become applicable to our business) will have on the insurance industry, the regulatory framework or our business. See "Risk Factors—Risks Relating to Our Industry—Our reliance on brokers subjects us to their credit risk." Although certain brokers have announced new fee structures in response to the industry investigations and, as part of these new initiatives, have requested that our insurance subsidiaries enter into standardized payment arrangements, we have determined to negotiate payment arrangements with our brokers on a case by case basis. However, this has not affected certain agreements between our insurance subsidiaries and managing general agents providing for the payment to such agents of additional commissions based upon the profitability of the business produced by those agents.

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

        Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia. Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam with a branch office in Canada. Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 47 states and the District of Columbia. Arch Indemnity is licensed as an insurer in 49 states and the District of Columbia. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 17 states and the District of Columbia. Neither Arch Re Bermuda nor Arch Re Europe expects to become licensed, accredited or so approved in any U.S. jurisdiction.

        Holding Company Acts.    All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval. In 2010, the NAIC approved the Insurance Holding Company System Regulatory Act, which proposes to revise the current framework for evaluating risks of an insurer within a holding company group. This legislation has been sent to the members of the NAIC for adoption.

        Regulation of Dividends and Other Payments from Insurance Subsidiaries.    The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are "extraordinary" and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 18, "Statutory Information," of the notes accompanying our financial statements.

        Insurance Regulatory Information System Ratios.    The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as "IRIS ratios") and specifies "usual values" for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For 2010, certain of our U.S.-based subsidiaries generated IRIS ratios that were outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review but there is no assurance that we may not be notified in the future.

        Accreditation.    The NAIC has instituted its Financial Regulation Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an "accredited" state. If a state is not accredited, other states may not accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The respective states in which Arch Re U.S., Arch Insurance, Arch E&S, Arch Specialty and Arch Indemnity are domiciled are accredited states.

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

        Guaranty Funds and Assigned Risk Plans.    Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses. Participation in state-assigned risk plans may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.

        Federal Regulation.    Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S.-based subsidiaries' capital and operations, and such laws or regulations could materially adversely affect their business. In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control ("OFAC"). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities.

        Terrorism Risk Insurance Program Reauthorization Act of 2007.    The Terrorism Risk Insurance Act of 2002 was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") through December 31, 2014. TRIPRA provides a federal backstop for insurance-related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The deductible for each year is based on the insurer's direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by 20%. The specified percentages for prior periods were 15% for 2005, 17.5% for 2006, 20% for 2007, 20% for 2008 through 2010.

        Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our insurance group's deductible for 2010 was approximately $247.0 million (i.e., 20.0% of earned premiums). Based on 2010 direct commercial earned premiums, our insurance group's deductible for 2011 will be approximately $232.2 million (i.e., 20.0% of such earned premiums). TRIPRA extends through 2014.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act.    The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which includes provisions relating to regulating financial institutions and the business of insurance, was enacted July 21, 2010. Dodd-Frank creates the Federal Insurance Office within the Department of Treasury which is not a federal regulator or supervisor of insurance, but will monitor the insurance industry for systemic risk, administer the TRIPRA, consult with the states regarding insurance matters and develop federal policy on aspects of international insurance matters. Effective 12 months from the date of enactment, Dodd-Frank also creates a uniform system for non-admitted insurance premium tax payments which will be based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance.

        Legislative and Regulatory Proposals.    From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures. One ongoing initiative is the Solvency Modernization Initiative ("SMI"), which is a self-examination of the U.S. insurance solvency regulation framework being undertaken by the NAIC. This includes a review of international developments regarding supervision, banking supervision, international accounting standards and their potential use in U.S. insurance regulation. The SMI is focusing on five key areas: capital requirements, governance and risk management, group supervision, statutory accounting and financial reporting and reinsurance.

        The NAIC adopted its Reinsurance Regulatory Modernization Framework Proposal (the "Reinsurance Proposal") in December 2008. The Reinsurance Proposal is intended to eliminate the universal 100 percent collateral requirement presently imposed on foreign reinsurers, such as Arch Re Bermuda, and establishes instead a sliding scale percentage rating system for assessing collateral obligations. To this end, the Reinsurance Proposal creates two new classes of reinsurers in the United States: "national" reinsurers and "port of entry" ("POE") reinsurers. A national reinsurer is licensed and domiciled in a U.S. home state and approved by such state to transact reinsurance business across the U.S. while submitting solely to the regulatory authority of the home state supervisor. A POE reinsurer is defined as a non-U.S. assuming reinsurer that is certified in a port of entry state and approved by such state to provide creditable reinsurance to the U.S. market. The Reinsurance Proposal also creates a single regulatory body, the Reinsurance Supervision Review Department ("RSRD"), that will establish uniform standards for evaluating reinsurance regulations of the United States and foreign countries. Through the use of uniform standards, the RSRD will determine whether POE reinsurers qualify for reduced collateral requirements. The Reinsurance Proposal, however, is not self-executing and does not become effective until Congress enacts legislation that preempts state laws that impose higher collateral requirements than the domestic or port of entry states require. To date, the NAIC has not found significant support in Congress. In response to the lack of support for federal legislation, many states, such as New York and Florida, have enacted state regulations aimed at reducing collateral requirements on foreign insurers. There are several other states which have introduced similar legislation similar to the Reinsurance Proposal.

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

        The Bermuda Insurance Amendment (No. 3) Act 2010, among other things, creates five new classes of long-term insurers (being Classes A to E), with Class E insurers expected to be subject to the strictest regulation. Prior to September 30, 2011 Arch Re Bermuda will be required to apply to be re-registered as either a Class C, Class D, or Class E insurer, with the Class being determined based upon the total assets of Arch Re Bermuda. It is anticipated that in due course, each Class C, Class D and Class E long term insurer, including Arch Re Bermuda, will be required to maintain total statutory capital and surplus equal to or exceeding its target capital level based on enhanced capital requirements calculated using a risk based capital model currently being developed by the BMA for long-term insurers. Arch Re Bermuda will also be subject to a new minimum margin of solvency, based on its re-classification as a Class C, Class D or Class E insurer as described above. The minimum margin of solvency:

  •
  for Class C insurers shall be the greater of $500,000 or 1.5% of assets;

  •
  for Class D insurers shall be the greater of $4 million or 2% of the first $250 million of assets plus 1.5% of assets above $250 million; and

  •
  for Class E insurers shall be the greater of $8 million or 2% of the first $500 million of assets plus 1.5% of assets above $500 million.

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

        Principal Representative.    An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.

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

        Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return.    Arch Re Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to both its general business and its long-term business. The statutory financial statements are distinct from the annual GAAP basis financial statements referred to below. Arch Re Bermuda is also required to prepare and file with the BMA statutory financial returns with respect to its general business and long-term business. The statutory financial return for a Class 4 insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial return for a long-term insurer shall include a report of the approved independent auditor on the statutory financial statements of such insurer, the statutory financial statements related to the long-term business, a declaration of the statutory ratios, the long-term business solvency certificate and a certificate from the approved actuary. Arch Re Bermuda is also required to file audited GAAP basis annual financial statements, which must be available to the public. In addition, Arch Re Bermuda is required to file a capital and solvency return which shall include the regulatory risk based capital model, a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

        Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions.    Under the Insurance Act, Arch Re Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and enhanced capital requirement. As a Class 4 insurer and long-term insurer, Arch Re Bermuda:

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

  •
  is required, with respect to its long-term business, to maintain a minimum solvency margin of $250,000;

  •
  is required to maintain available statutory capital and surplus to an amount that is equal to or exceeds the target capital levels based on enhanced capital requirements calculated using the BSCR model. The BSCR model is a risk based capital model introduced by the BMA that measures risk and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirement) based on Arch Re Bermuda's statutory financial statements;

  •
  is prohibited from declaring or paying any dividends during any financial year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Arch Re Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year;

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

  •
  is required, at any time it fails to meet its enhanced capital requirements or solvency margins, to file with the BMA a written report containing certain information;

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

        Group Supervision.    The BMA has chosen Arch Re Bermuda as the designated insurer for the purposes of group supervision, and the BMA will act as group supervisor. As group supervisor, the BMA will gather relevant and essential information on and assess the financial situation of the group, and coordinate the dissemination of such information to other relevant competent authorities for the purposes of assisting in their regulatory functions and the enforcement of regulatory action against the group or any of its members. The BMA may establish rules applicable to group supervision that will regulate group solvency, risk concentration and intra-group transactions, and the systems of governance and risk management applicable to the group. ACGL is not an insurer and, as such, is not regulated in Bermuda. However, pursuant to its functions as group supervisor, the BMA may include any member of the group within its group supervision, including ACGL.

        Shareholder Controllers.    Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of ACGL must notify the BMA in writing within 45 days of becoming such a holder. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in ACGL and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

        For as long as ACGL has a subsidiary that is an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in ACGL and direct, among other things, that such shareholder's voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

        Insurance Code of Conduct.    Arch Re Bermuda will be subject to the Insurance Code of Conduct (the "Code"), which establishes duties and standards which must be complied with by all insurers registered under the Insurance Act, including the procedures and sound principles to be observed by such insurers. The Code is expected to become effective on June 30, 2011. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see Supervision, Intervention and Investigation above) and will be a factor in calculating the operational risk charge applicable in accordance with that insurer's risk based capital model.

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

        ACGL and Arch Re Bermuda also need to comply with the provisions of The Bermuda Companies Act 1981, as amended (the "Companies Act") regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 18, "Statutory Information," of the notes accompanying our financial statements.

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

        The primary statutory goals of the FSA are to maintain and promote confidence in the U.K. financial system, secure the appropriate degree of protection for consumers and reduce financial crime. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime is based on principles from which all of its rules and guidance derive. Among these principles, the FSA increasingly emphasizes a "culture of compliance" in those firms it regulates. The FSA carries out regular Advanced Risk Responsive Operating Framework ("ARROW") assessments of regulated firms to ensure that compliance with its rules and guidance. The FSA conducted risk assessments of Arch Insurance Company Europe in 2006 and 2008, and will continue to do so again approximately every two years, including the operations of AUAL and the Arch Syndicate 2012. The assessments provided the FSA's views on Arch Insurance Company Europe's risk profile and its regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company's management, operations, capital requirements, claims management or business plan. The FSA has announced that greater focus will be placed on senior management arrangements, systems and controls, the fair treatment of clients and making further progress towards the development of enhanced risk-based minimum capital requirements for non life insurance companies, working together with the regulatory bodies of the Member States of the European Union ("EU") and the European Commission, which acts as the initiator of action and executive body of the EU. The U.K. government announced in 2010 that the FSA will be replaced by two new agencies, the Prudential Regulation Authority ("PRA") and the Consumer Protection and Markets Authority ("CPMA"). The PRA will be responsible for prudential regulation of banks and insurers, while the CPMA will be responsible for the conduct of business regulation and the wholesale and retail markets. The legislation covering this change is anticipated during the course of 2012. Arch Insurance Company Europe and, it is anticipated, AUAL, will be subject to regulation by both the PRA and CPMA.

        Lloyd's Supervision.    The operations of AUAL and related Arch Syndicate 2012 and its corporate member, Arch Syndicate Investments Ltd ("ASIC"), are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd's, and requirements made under those byelaws. The Council of Lloyd's, established in 1982 by Lloyd's Act 1982, has overall responsibility and control of Lloyd's. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd's market, including specifying conditions in relation to underwriting and claims operations of Lloyd's participants. Lloyd's is also subject to the provisions of the FSMA and is itself authorized and regulated as an insurer by the FSA. Those entities acting within the Lloyd's market are required to comply with the requirements of the FSMA and provisions of the FSA's rules, although the FSA has delegated certain of it powers, including some of those relating to prudential requirements, to Lloyd's. ASIC, as a member of Lloyd's, is required to contribute 2.0% of Arch Syndicate 2012's premium income limit for each year of account to the Lloyd's central fund, which will reduce to 0.5% in 2012. The Lloyd's central fund is available if members of Lloyd's assets are not sufficient to meet claims for which the member is liable. As a member of Lloyd's ASIC may also be required to contribute to the central fund by way of a supplement to a callable lawyer of up to 3% of Arch Syndicate 2012's premium income limit for the relevant year of account. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd's licenses. Such activities must be in compliance with the Lloyd's requirements.

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

        Reporting Requirements.    Like all U.K. companies, Arch Insurance Europe must file and submit its annual audited financial statements in accordance with International Financial Reporting Standards ("IFRS") and related reports to the Registrar of Companies under the U.K. Companies Acts together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA and, in the case of AUAL and ASIC, Lloyd's.

        Restrictions on Payment of Dividends.    Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Company Europe, AUAL or ASIC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 18, "Statutory Information," of the notes accompanying our financial statements.

        European Union Considerations.    Through their respective authorizations in the U.K., a Member State of the EU, Arch Insurance Company Europe's and AUAL's authorizations are recognized throughout the European Economic Area ("EEA"), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe and AUAL to establish a branch in any other Member State of the EU, where it will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives adopted by the European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch Insurance Company Europe currently has branches in Denmark, Finland, Germany, Italy, Spain and Sweden and may establish branches in other Member States of the EU in the future. Further, through its authorizations in an EU Member State, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA.

        In addition, the European Commission, which acts as the initiator of action and executive body of the EU, has introduced a new directive on insurance regulation and solvency requirements known as Solvency II. This directive was approved by the European Parliament in April 2009 and adopted by the European Council in November 2009. Currently, the European Commission, with the assistance of the European Insurance and Occupational Pensions Authority ("EIOPA" and formerly the Committee of European Insurance Occupational Pensions Supervisors), is advising the European Commission on implementation of the Directive and undertaking a three stage process of consultation with Member State regulators and insurance firms. This is following a time table that envisages implementation of Solvency II from November 1, 2012 (with an expected deferral to January 1, 2013 with potential transitional provisions). Solvency II is a new regulatory regime which will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I—quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II—qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process and (3) Pillar III—market discipline, which is accomplished through reporting of the insurer's financial condition to regulators and the public. Arch Insurance Europe will be required to comply with Solvency II requirements.

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

        Under the Insurance Companies Act (Canada), the Canadian branch office is required to maintain an adequate margin of assets over liabilities in Canada, calculated in accordance with a test promulgated by OSFI called the Branch Adequacy of Assets Test (or BAAT). The Canadian branch office is also required to file financial information with OSFI on an ongoing basis, including annual audited financial statements in accordance with Canadian generally accepted accounting principles and other returns and quarterly unaudited financial statements. The Canadian branch office's appointed actuary must report annually on the adequacy of the branch's reserves. OSFI's continuing supervision includes analysis of this information and periodic examinations of the Canadian branch office. OSFI has implemented a risk-based methodology for assessing insurance companies operating in Canada known as its "Supervisory Framework". In applying the Supervisory Framework, OSFI considers the inherent risks of the business and the quality of risk management for each significant activity of operating entity.

  Ireland Reinsurance Regulation

        General.    The Central Bank of Ireland ("CBOI", which replaced the Irish Financial Services Regulatory Authority) regulates insurance and reinsurance companies authorized in Ireland, including Arch Re Europe, which was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009.

        Arch Re Europe must also comply with the European Communities (Reinsurance) Regulations, 2006, rules made thereunder and, insofar as relevant to reinsurance, the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2004 as amended, regulations promulgated thereunder and directions, guidelines and codes of conduct issued by the CBOI. Irish authorized reinsurers, such as Arch Re Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2009.

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

        Reporting Requirements.    Like most Irish companies, Arch Re Europe must file and submit its annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2009 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI.

        Restrictions on Payment of Dividends.    Under Irish company law, Arch Re Europe is permitted to make distributions only out of profits available for distribution. A company's profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 18, "Statutory Information," of the notes accompanying our financial statements.

        European Union Considerations.    As a reinsurance company authorized in Ireland, a Member State of the EU, Arch Re Europe's authorization is recognized throughout the EEA, subject only to any notification requirements imposed by other EU Member States. This authorization enables Arch Re Europe to provide reinsurance services, or to establish a branch, in any other Member State of the EEA. Although, in doing so, it may be subject to the laws of such Member States with respect to the conduct of its business in such Member State, company law registrations and other matters, it will remain subject to financial and operational supervision by the CBOI only. Arch Re Bermuda has a branch in Denmark, Arch Re Accident & Health ApS ("Arch Re Denmark"), an underwriting agency. Arch Re Denmark underwrites accident and health business for Arch Re Europe. Arch Re Europe also has a branch outside the EEA, Arch Reinsurance Europe Underwriting Limited, Dublin (Ireland), Zurich Branch ("Arch Re Europe Swiss Branch").

  Switzerland Reinsurance Regulation

        In November 2006, Arch Re Bermuda opened Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich ("Arch Re Bermuda Swiss Branch"). In December 2008, Arch Re Europe opened Arch Re Europe Swiss Branch as a branch office. Upon the opening of this branch in the fourth quarter of 2008, the operations of Arch Re Bermuda Swiss Branch were transferred to Arch Re Europe Swiss Branch. Arch Re Bermuda Swiss Branch was formally de-registered from the commercial register of the Canton of Zurich in early 2009. As both Arch Re Europe and Arch Re Bermuda are domiciled outside of Switzerland and their activities were and are limited to reinsurance, their respective branches in Switzerland were and are not required to be licensed by the Swiss insurance regulatory authorities.

  European Union Insurance and Reinsurance Regulation

        The single system established in the EU for regulation and supervision of the general insurance sector and its single passport regime had until 2007 applied only to direct insurance, and there was no common regulation of reinsurance in the EU. However, direct insurers established in a Member State of the EEA who were also authorized by their domestic regulatory authorities to transact reinsurance have had freedom to establish branches in and provide insurance services to all EEA states and that freedom has in practice been extended to their reinsurance activities. In December 2005, the EU published the Reinsurance Directive (the "Directive") as a first step in harmonization of reinsurance regulation in the single market. Member States of the EU and the EEA were required to implement the Directive by December 2007. Several Member States were late in the implementation of the Directive and, in a few cases, further legislation is still necessary. Pure reinsurers established in a Member State of the EU now have freedom to establish branches in and provide services to all EEA states under a regime comparable to that enjoyed by direct insurers and they will be subject to similar rules in relation to licensing and financial supervision.

        Arch Insurance Company Europe and AUAL, being established in the U.K. and authorized by the FSA, are able, subject to regulatory notifications and there being no objection from the FSA and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States. Arch Re Europe, being established in Ireland and authorized by the CBOI to write reinsurance, is able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services in those EEA states which have implemented the Directive. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in particular Member States, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda based reinsurers with market access on the basis of the equivalent nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA.

TAX MATTERS

        The following summary of the taxation of ACGL and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.

        The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under "—Taxation of ACGL—Bermuda" and "—Taxation of Shareholders—Bermuda Taxation" is based upon the advice of Conyers Dill & Pearman Limited, Hamilton, Bermuda and (b) under "—Taxation of ACGL—United States," "—Taxation of Shareholders—United States Taxation," "—Taxation of Our U.S. Shareholders" and "—United States Taxation of Non-U.S. Shareholders" is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of ACGL). The summary is based upon current law and is for general information only. The tax treatment of a holder of our shares (common shares, series A non-cumulative preferred shares or series B non-cumulative preferred shares), or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder's particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.

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

  United Kingdom

        Our U.K. subsidiaries are companies incorporated in the U.K. and are therefore resident in the U.K. for corporation tax purposes and will be subject to U.K. corporate tax on their respective worldwide profits. The current rate of U.K. corporation tax is 28% on profits, but with progressive decreases to take effect on April 1, 2011 through 2015 from 27% to 24%.

  Canada

        In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. The branch operation is taxed on net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 16.5%. The general federal corporate income tax rate in Canada is legislated to be reduced to 15% in 2012. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 10% and 16%. Canadian income taxes are also creditable to our U.S. operations.

  Ireland

        Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch Re Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including profits of its Swiss branch operations. Any Swiss tax payable will be creditable against Arch Re Europe's Irish corporate tax liability. The current rate of Irish corporation tax applicable to such profits is 12.5%.

  Switzerland

        Arch Re Bermuda Swiss Branch was established as a branch office of Arch Re Bermuda, but was de-registered from the commercial register of the Canton of Zurich in the first quarter of 2009. Its operations were transferred to Arch Re Europe's Swiss branch in the fourth quarter of 2008. Arch Re Bermuda Swiss Branch was, and Arch Re Europe Swiss Branch is, subject to Swiss corporation tax on the profit which is allocated to the branch. The effective tax rate is approximately 21.17% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax for the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Bermuda is approximately 0.172%.

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

  United States Taxation

        Taxation of Dividends.    The preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the CFC, "related person insurance income" ("RPII") and PFIC rules, as defined below, cash distributions, if any, made with respect to our common shares or preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S. Holder of our common shares or our preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder in taxable years beginning before January 1, 2013 that constitute qualified dividend income will be taxable at the rate applicable for long-term capital gains (generally up to 15%), provided that such person meets a holding period requirement. Generally in order to meet the holding period requirement, the United States Person must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or preferred shares generally will be qualified dividend income, provided the common shares or preferred shares are readily tradable on an established securities market in the U.S. in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ Stock Market or the New York Stock Exchange) and ACGL is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the preferred shares will be considered readily tradable on an established securities market in the United States. See "—Taxation of Our U.S. Shareholders" below. After December 31, 2012, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless Congress enacts legislation providing otherwise.

        For taxable years beginning after December 31, 2012, a U.S. Holder that is an individual, estate or a trust that does not fall into a special class of trusts that is exempt from such tax, will be subject to a 3.8% tax on the lesser of (1) the U.S. Holder's "net investment income" for the relevant taxable year and (2) the excess of the U.S. Holder's modified adjusted gross income for the taxable year over a certain threshold (which in the case of individual will be between $125,000 and $250,000, depending on the individual's circumstances). A U.S. Holder's net investment income will generally include its dividend income and its net gains from the disposition of our common shares and preferred shares, unless such dividend income or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities).

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

        Sale, Exchange or Other Disposition.    Subject to the discussions below relating to the potential application of the CFC, RPII and PFIC rules, holders of common shares and preferred shares generally will recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or disposition of common shares or preferred shares, as applicable.

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

  Related Person Insurance Income Rules

        Generally, we do not expect the gross RPII (related person insurance income) of any of our non-U.S. subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future and do not expect the direct or indirect insureds (and related persons) of any such subsidiary to directly or indirectly own 20% or more of either the voting power or value of our stock. Consequently, we do not expect any U.S. person owning common shares or preferred shares to be required to include in gross income for U.S. federal income tax purposes RPII income, but there can be no assurance that this will be the case.

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

        The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Allied World Assurance Company, Ltd., Alterra Capital Holdings Limited, Argo Insurance Group, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chartis Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Lloyd's, The Travelers Companies, Validus Holdings Ltd, W.R. Berkley Corp., XL Capital Ltd. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alterra Capital Holdings Limited, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc., Validus Holdings Ltd and XL Capital Ltd. We do not believe that we have a significant market share in any of our markets.

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIPRA for up to 85% of its losses for 2010 and future years, in each case subject to a mandatory deductible of 20% for 2010 through 2014. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

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

        The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. Governmental authorities in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state regulators, regularly reexamine existing laws and regulations. There are also a variety of proposals being considered by various state legislatures. Solvency II, the EU regulatory regime which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States and is expected to be implemented in January 2013. Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort. Regulators in Bermuda and other jurisdictions in which we operate are also considering various proposals for financial and regulatory reform. The BMA has implemented and is expected to propose additional requirements on the companies it regulates, such as Arch Re Bermuda, as part of its efforts to achieve equivalence under Solvency II. The future impact of such initiatives, if any, on our results of operations or our financial condition cannot be determined at this time. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

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

        As of December 31, 2010, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $6.40 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2010.

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

        Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. Although we have not experienced any material credit losses to date, an inability of our reinsurers or retrocessionnaires to meet their obligations to us could have a material adverse effect on our financial condition and results of operations. Our losses for a given event or occurrence may increase if our reinsurers or retrocessionaires dispute or fail to meet their obligations to us or the reinsurance or retrocessional protections purchased by us are exhausted or are otherwise unavailable for any reason. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

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

We cannot predict the effect that certain investigations and litigation currently being conducted by state insurance regulatory authorities and others will have on the industry or our business, and the effects of emerging claims and coverage issues and certain proposed legislation are uncertain.

        Although there is still pending certain civil litigation arising out of the investigation by the New York Attorney General and others into contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," alleged "steering," and other practices in the insurance industry, a number of brokers announced that they have reached agreement with the New York Attorney General and other state insurance regulatory authorities that would allow them to collect contingent commissions once again. However, we cannot predict the effect that this agreement, the pending civil litigation, any current or future government investigations or prosecutions and/or resulting changes in insurance practices (including future legislation and/or regulations that may become applicable to our business) will have on the insurance industry, the regulatory framework or our business.

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

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

        Developments in accounting practices, for example a convergence of U.S. GAAP with IFRS may require considerable additional expense to comply with, particularly if we are required to prepare information relating to prior periods for comparable purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted, but may affect the results of our operations, including among other things, the calculation of net income.

Risks Relating to Our Company

Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls and ERM program.

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

        We operate within an ERM framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework. There can be no assurance that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments.

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

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2010.

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2010. Instead, our current loss reserves are primarily based on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves. Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The price of our common shares may be volatile.

        There has been significant volatility in the market for equity securities. During 2010 and 2009, the price of our common shares fluctuated from a low of $65.70 to a high of $92.05 and from a low of $44.68 to a high of $72.25, respectively. On February 24, 2011, our common shares closed at a price of $87.56. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

  •
  actual or anticipated variations in our quarterly results, including as a result of catastrophes or our investment performance;

  •
  our share repurchase program;

  •
  changes in market valuation of companies in the insurance and reinsurance industry;

  •
  changes in expectations of future financial performance or changes in estimates of securities analysts;

  •
  fluctuations in stock market processes and volumes;

  •
  issuances or sales of common shares or other securities in the future;

  •
  the addition or departure of key personnel; and

  •
  announcements by us or our competitors of acquisitions, investments or strategic alliances.

        Stock markets in the United States continue to experience volatile price and volume fluctuations. Such fluctuations, as well as general political conditions, the current poor economic conditions or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

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

        We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2010, approximately 18.8% and 15.1% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2010. Some of our competitors have had longer term relationships with the brokers we use than we have, and the brokers may promote products offered by companies that may offer a larger variety of products than we do. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.

        For certain business conducted by our insurance group, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. We rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor such business on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, our insureds or other their parties may commit fraud or otherwise breach their obligations to us. To the extent that our agents, our insureds or other third parties exceed their underwriting authorities, commit fraud or otherwise breach obligations owed to us in the future, our financial condition and results of operations could be materially adversely affected.

We are exposed to credit risk in certain of our business operations.

        In addition to exposure to credit risk related to our investment portfolio, reinsurance recoverables and reliance on brokers (each discussed elsewhere in this section), we are exposed to credit risk in other areas of our business related to policyholders. We are exposed to credit risk in our insurance group's surety unit where we guarantee to a third party that our policyholder will satisfy certain performance or financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder. We are exposed to credit risk in our insurance group's construction and national accounts casualty units where we write large deductible insurance policies. Under these policies we are typically obligated to pay the claimant the full amount of the claim. We are subsequently reimbursed by the policyholder for the deductible amount, which can be a set amount per claim and/or an aggregate amount for all covered claims. As such, we are exposed to credit risk to the policyholder. Additionally, we write retrospectively rated policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). In this instance, we are exposed to credit risk to the extent the adjusted premium is greater than the original premium. While we generally seek to mitigate this risk through collateral agreements that require the posting of collateral in such forms as cash and letters of credit from banks, our efforts to mitigate the credit risk that we have to our policyholders may not be successful. Although we have not experienced any material credit losses to date, an increased inability of our policyholders to meet their obligations to us could have a material adverse effect on our financial condition and results of operations.

Our investment performance may affect our financial results and ability to conduct business.

        Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (77.3% as of December 31, 2010). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

We may be adversely affected by changes in economic conditions, including interest rate changes, as well as legislative changes.

        Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains fixed and floating rate securities and instruments, such as bonds, which may be adversely affected by changes in interest rates. Changes in interest rates could also have a material adverse effect on our financial results. For example, if interest rates increase, the value of our investment portfolio may decline. Although lower interest rates may increase the value of our portfolio, our investment income might suffer from the lower rates at which new cash could be deployed.

        In addition, our investment portfolio includes residential mortgage-backed securities ("MBS"). As of December 31, 2010, MBS constituted approximately 15.3% of our cash and invested assets. As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

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

        Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities ("CMBS"). At December 31, 2010, CMBS constituted approximately 9.9% of our cash and invested assets. The commercial real estate market has recently experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

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

        On a quarterly basis, we perform reviews of our investments to determine whether declines in market value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

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

        On May 5, 2000, we sold our prior reinsurance operations to WTM Re. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability for us. In the event that WTM Re refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims. A.M. Best has assigned an "A-" (Excellent) financial strength rating to WTM Re. WTM Re reported policyholders' surplus of $832.0 million at December 31, 2009.

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

Any future acquisitions, growth of our operations through the addition of new lines of insurance or reinsurance business through our existing subsidiaries or through the formation of new subsidiaries, expansion into new geographic regions and/or joint ventures or partnerships may expose us to risks.

        We may in the future make strategic acquisitions either of other companies or selected blocks of business, expand our business lines or enter into joint ventures. Any future acquisitions may expose us to challenges and risks, including:

  •
  integrating financial and operational reporting systems and establishing satisfactory budgetary and other financial controls;

  •
  funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

  •
  obtaining management personnel required for expanded operations;

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

Our operating insurance and reinsurance subsidiaries are subject to regulation in various jurisdictions, and material changes in the regulation of their operations could adversely affect us.

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

        Arch Insurance Europe conducts its business from London and branch offices in certain EU countries and is Arch subject to the insurance regulations of the U.K. Arch Re Europe, our reinsurance subsidiary in Ireland, conducts its business from its office in Ireland and branches in Switzerland and Denmark. It is subject to the reinsurance regulations of Ireland. Arch Insurance Europe and Arch Re Europe are also subject to the EU regulations and regulations of the respective

Member States where they have established branches or in which they conduct business, but with respect to the conduct of their business in such Member State, but each company remains subject only to the financial and operational supervision by the FSA, in the case of Arch Insurance Europe, and the CBOI, in the case of Arch Re Europe. Arch Insurance Europe and Arch Re Europe have the freedom to provide their respective insurance and reinsurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA and the CBOI, respectively. Arch Insurance Company Europe is also approved as an excess and surplus lines insurer in 17 states and the District of Columbia in the U.S.

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

        Arch Re Bermuda, our Bermuda insurance and reinsurance subsidiary, is a registered Bermuda Class 4 insurer and long-term insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the BMA require Arch Re Bermuda to, among other things:

  •
  maintain a minimum level of capital and surplus;

  •
  maintain an enhanced capital requirement, a solvency margin and a liquidity ratio;

  •
  restrict dividends and distributions;

  •
  obtain prior approval regarding the ownership and transfer of shares;

  •
  maintain a principal office and appoint and maintain a principal representative in Bermuda;

  •
  file annual financial statements, an annual statutory financial return and an annual capital and solvency return; and

  •
  allow for the performance of certain period examinations of Arch Re Bermuda and its financial condition.

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

        ACGL is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares, and to fund the share repurchase program. The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends to ACGL and to intermediate parent companies owned by ACGL could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources."

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

        We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange gains for 2010, recorded in the statement of income, were $28.1 million, compared to net foreign exchange losses for 2009 of $39.2 million and net foreign exchange gains for 2008 of $96.6 million. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge the currency risk on the capital contributed to Arch Insurance Europe in May 2004, which is held in British Pounds Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.

Certain employees of our Bermuda operations are required to obtain work permits before engaging in a gainful occupation in Bermuda. Required work permits may not be granted or may not remain in effect.

        Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate ("exempted persons") may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government's policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We consider our key officers in Bermuda who require work permits to be Constantine Iordanou, our Chairman, President and Chief Executive Officer (work permit expires November 12, 2014), John C.R. Hele, our Executive Vice President and Chief Financial Officer (work permit expires April 1, 2014), Marc Grandisson, Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group (work permit expires May 12, 2015), and Nicolas Papadopoulo, President and Chief Executive Officer of Arch Re Bermuda (work permit expires March 31, 2015). We also have other key positions in Bermuda held by persons who hold work permits subject to renewal. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

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

        We have appointed National Registered Agents, Inc., New York, New York, as our agent for service of process with respect to actions based on offers and sales of securities made in the United States. We have been advised by our special Bermuda legal counsel, Conyers Dill & Pearman Limited, that the United States and Bermuda do not currently have a treaty providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters and that a final judgment for the payment of money rendered by a court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would, therefore, not be automatically enforceable in Bermuda. We also have been advised by Conyers Dill & Pearman that a final and conclusive judgment obtained in a court in the United States under which a sum of money is payable as compensatory damages (i.e., not being a sum claimed by a revenue authority for taxes or other charges of a similar nature by a governmental authority, or in respect of a fine or penalty or multiple or punitive damages) may be the subject of an action on a debt in the Supreme Court of Bermuda under the common law doctrine of obligation. Such an action should be successful upon proof that the sum of money is due and payable, and without having to prove the facts supporting the underlying judgment, as long as:

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

        Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2010, our total consolidated long-term debt was $400.0 million, excluding TALF borrowings. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described above under "—Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares," we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

        Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the "Jobs Act") permits the United States Internal Revenue Service ("IRS") to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2008 as passed by the Senate Finance Committee would have made the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that if reintroduced in the current Congress the final bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. A recently reintroduced legislative proposal would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the U.S. While we believe ACGL is not primarily managed and controlled within the U.S., there is no assurance that the proposal would not apply to ACGL. Another recent legislative proposal would treat a foreign corporation as a U.S. corporation if it is determined that the foreign corporation was formed or organized principally for the purpose of avoiding being treated as a U.S. corporation. It is uncertain whether this proposal would apply to ACGL, but it would adversely affect us if enacted and found to apply. Another legislative proposal has been introduced that would treat certain "tax haven CFCs" as U.S. corporations for federal income tax purposes. The term "tax haven CFC" would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has recently conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A recently introduced legislative proposal in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration's Fiscal Year 2012 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Enactment of such legislation or proposal as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

Reduced tax rate for qualified dividend income received by individuals and other non-corporate holders may not be available in the future.

        Dividends received by individuals and other non-corporate United States persons on our common shares or preferred shares in taxable years beginning on or before December 31, 2012 may constitute qualified dividend income that is subject to U.S. federal income tax at the rate applicable for long-term capital gains, rather than the higher rates applicable to ordinary income, provided that certain holding period requirements and other conditions are met. For taxable years beginning after December 31, 2012, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless legislation is enacted providing otherwise. In addition, there has been proposed legislation before both Houses of Congress that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. shareholders would no longer qualify for the capital gains tax rate on the dividends paid by us.

Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

        We intend to operate in such a manner so that none of our companies, other than our U.K. subsidiaries ("U.K. Group"), should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we do not expect that any companies other than U.K. Group should be subject to U.K. taxation. However, since applicable law and regulations do not specifically and conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, HM Revenue and Customs might contend successfully that one or more of our companies, in addition to the U.K. Group, is conducting business in the U.K. through a permanent establishment in the U.K. and, therefore, subject to U.K. tax, which could have a material adverse effect on us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a total of approximately 21,850 square feet in Bermuda for the operations of Arch Re Bermuda, ACGL and our internal investment management group. Our U.S. reinsurance group leases approximately 19,200 square feet in Morristown, New Jersey. Our property facultative reinsurance group leases approximately 17,500 square feet for its offices throughout the U.S. and in Toronto. Arch Re Denmark leases approximately 3,650 square feet in Denmark, and Arch Re Europe leases a total of approximately 1,800 square feet in Dublin and Zurich.

        The principal U.S. office of our insurance group support operations (excluding underwriting units) is in Jersey City, New Jersey where we lease approximately 106,800 square feet. Such lease expires in 2024. We lease approximately 71,300 square feet in New York City for the headquarters of the U.S. insurance group's underwriting product lines and Northeast regional underwriting operations. Our insurance group also leases a total of approximately 270,000 square feet for its other primary U.S. offices and its office in Canada. Arch Insurance Europe leases approximately 15,770 square feet in London.

        For 2010, 2009 and 2008, our rental expense, net of income from subleases, was approximately $15.0 million, $16.9 million and $17.5 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $126.7 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2011.

ITEM 3.    LEGAL PROCEEDINGS

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2010, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NASDAQ Stock Market under the symbol "ACGL." For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ Stock Market were as follows:

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
High	$92.05	$84.55	$78.57	$76.83
Low	$82.49	$73.50	$65.70	$69.00
Close	$88.05	$83.80	$74.50	$76.25

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
High	$72.25	$68.90	$61.10	$70.00
Low	$65.66	$57.24	$52.26	$44.68
Close	$71.55	$67.54	$58.58	$53.86

        On February 24, 2011, the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $88.05, $87.17 and $87.56, respectively.

HOLDERS

        As of February 17, 2011, and based on information provided to us by our transfer agent and proxy solicitor, there were 488 holders of record of our common shares and approximately 29,800 beneficial holders of our common shares.

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

 ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes our purchases of our common shares for the 2010 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs ($000's)(2)
10/1/2010 - 10/31/2010	6,596	$82.41	6,203	$487,168
11/1/2010 - 11/30/2010	1,405,215	$88.72	1,403,490	$362,652
12/1/2010 - 12/31/2010	1,483,797	$89.75	1,483,324	$229,529

Total	2,895,608	$89.23	2,893,017	$229,529

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

(2)
Remaining amount available at December 31, 2010 under ACGL's share repurchase authorization. In February 2011, ACGL's board of directors authorized an additional share repurchase authorization by $1.0 billion, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2012.

 PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2010 to the cumulative total return, assuming reinvestment of dividends, of (1) Standard & Poor's ("S&P") 500 Composite Stock Index ("S&P 500 Index") and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

CUMULATIVE TOTAL SHAREHOLDER RETURN(1)(2)(3)

$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010

	Company Name/Index	Base Period 12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
◆	Arch Capital Group Ltd.	$100.00	$123.49	$128.49	$128.04	$130.68	$160.82
■	S&P 500 Index	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$112.87	$97.11	$68.55	$77.01	$83.90

(1)
Stock price appreciation plus dividends.

(2)
The above graph assumes that the value of the investment was $100 on December 31, 2005. The closing price for our common shares on December 31, 2010 (i.e., the last trading day in 2010) was $88.05.

(3)
This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2010 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

	Year Ended December 31,
(U.S. dollars in thousands except share data)	2010	2009	2008	2007	2006
Statement of Income Data:
Revenues:
Net premiums written	$2,511,040	$2,763,112	$2,805,726	$2,901,936	$3,017,418
Net premiums earned	2,552,483	2,842,745	2,845,454	2,944,650	3,081,665
Net investment income	364,878	390,131	468,080	463,241	377,534
Equity in net income (loss) of investment funds accounted for using the equity method	61,400	167,819	(178,608)	(171)	2,671
Net realized gains (losses)	252,751	143,582	(3,939)	58,338	(19,437)
Total revenues	3,244,067	3,501,622	2,966,813	3,452,445	3,452,678
Income before income taxes	850,456	897,653	304,505	873,544	739,893
Net Income	$842,588	$876,945	$290,966	$857,943	$713,214
Preferred dividends	(25,844)	(25,844)	(25,844)	(25,844)	(20,655)

Net income available to common shareholders	$816,744	$851,101	$265,122	$832,099	$692,559

Diluted net income per share	$15.55	$13.74	$4.09	$11.28	$9.08
Cash dividends per share	—	—	—	—	—
After-tax operating income available to common shareholders(1)	$491,074	$651,805	$537,386	$846,458	$734,919
After-tax operating income available to common shareholders per share—diluted(1)	$9.35	$10.53	$8.29	$11.47	$9.63
After-tax operating return on average common equity(2)	12.0%	18.3%	15.8%	24.3%	25.6%
Weighted average common shares and common share equivalents outstanding—diluted	52,521,719	61,927,132	64,789,052	73,762,419	76,246,725

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

	December 31,
(U.S. dollars in thousands except share data)	2010	2009	2008	2007	2006
Balance Sheet Data:
Total investments and cash(1)	$11,986,560	$11,325,112	$9,992,239	$10,129,663	$9,319,148
Premiums receivable	503,434	595,030	628,951	729,628	749,961
Unpaid losses and loss adjustment expenses recoverable	1,703,201	1,659,500	1,729,135	1,609,619	1,552,157
Total assets	15,770,792	15,375,790	14,616,545	15,624,267	14,312,467
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	8,098,454	7,873,412	7,666,957	7,092,452	6,463,041
Net of unpaid losses and loss adjustment expenses recoverable	6,395,253	6,213,912	5,937,822	5,482,833	4,910,884
Unearned premiums:
Before prepaid reinsurance premiums	1,370,075	1,433,331	1,526,682	1,765,881	1,791,922
Net of prepaid reinsurance premiums	1,106,627	1,155,346	1,222,975	1,285,419	1,321,784
Senior notes	300,000	300,000	300,000	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000	100,000	—	—
Total liabilities	11,257,789	11,052,441	11,183,580	11,588,456	10,721,848
Common shareholders' equity	$4,188,003	$3,998,349	$3,107,965	$3,710,811	$3,265,619
Preferred shareholders' equity	325,000	325,000	325,000	325,000	325,000

Total shareholders' equity	$4,513,003	$4,323,349	$3,432,965	$4,035,811	$3,590,619

Book value per common share(2)	$89.98	$73.01	$51.36	$55.12	$43.97
Common shares outstanding, net of treasury shares(3)	46,544,075	54,761,678	60,511,974	67,318,466	74,270,466

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

(3)
Reflects the impact of our share repurchase program, which resulted in repurchases of 9.7 million, 6.7 million, 7.5 million and 7.8 million common shares, respectively, for the years ended December 31, 2010, 2009, 2008 and 2007.

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

GENERAL

Overview

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, "we" or "us") is a Bermuda public limited liability company with approximately $4.91 billion in capital at December 31, 2010 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

        The weather-related catastrophic events that occurred in the second half of 2005 caused significant industry losses and led to a strengthening of rating agency capital requirements for catastrophe-exposed business. The 2005 events also resulted in substantial improvements in market conditions in property and certain marine lines of business and slowed declines in premium rates in other lines. During 2006 and 2007, excellent industry results led to a significant increase in capacity, competition intensified and, in general, prices declined in all lines of business. During 2008, we increased our writings in property and certain marine lines of business in order to take advantage of market conditions and these lines represented a larger proportion of our overall book of business than in prior periods. During the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity, which reduced the amount and availability of capital in the insurance industry. In addition, certain of our competitors experienced significant financial difficulties. During 2009, with a low level of catastrophic activity and substantial improvements in market values across most investment sectors, the pricing environment was basically unchanged from 2008 levels. In our reinsurance business, we continue to see pressure from ceding companies to increase ceding commissions. During 2010, in general, rates for all lines of business were down from previous periods, with increased competition experienced in a number of specialty lines of business. With a light level of windstorm activity in 2010, significant excess capacity exists at year end 2010. These factors have led to, what we believe to be, inadequate pricing levels in a number of lines of business.

Current Outlook

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

        With difficult market conditions and excess capacity in place at year end 2010, we anticipate that 2011 will continue to be challenging from an underwriting perspective. Our objective is to achieve an average operating return on average equity of 15% or greater over the insurance cycle, which we believe to be an attractive return to our common shareholders given the risks we assume. We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and continue to believe that the most attractive area from a pricing point of view remains U.S. catastrophe-exposed business. We expect that catastrophe-exposed business will continue to represent a significant proportion of our overall book, which could increase the volatility of our operating results.

Natural Catastrophe Risk

        We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders' equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2011, our modeled peak zone catastrophe exposure is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $733 million, followed by windstorms affecting the Florida Tri-County and Gulf areas with net probable maximum pre-tax losses of $683 million. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of January 1, 2011, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Financial Measures

        Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL's common shareholders:

  Book Value per Common Share

        Book value per common share represents total common shareholders' equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL's common share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price.

        Book value per common share was $89.98 at December 31, 2010, a 23.2% increase from $73.01 at December 31, 2009. The growth in 2010 was generated through underwriting results and investment returns and also reflects the accretive impact of share repurchase activity.

  After-Tax Operating Return on Average Common Equity

        After-tax operating return on average common equity ("Operating ROAE") represents after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders' equity during the period. After-tax operating income available to common shareholders, a "non-GAAP measure" as defined in the SEC rules, represents net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See "Comment on Non-GAAP Financial Measures."

        Our Operating ROAE was 12.0% for 2010, compared to 18.3% for 2009 and 15.8% for 2008. The lower level of Operating ROAE for 2010 than in 2009 was primarily due to a higher amount of losses from catastrophic events and also reflected the impact of current insurance and reinsurance market conditions and the impact of lower interest yields on the investment portfolio. The higher level of Operating ROAE for 2009 compared to 2008 was primarily due to a lower level of claims from catastrophic events.

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

        At December 31, 2010, the benchmark return index had an average credit quality of "AA", an estimated duration of 3.32 years and included weightings to the following indices:

Weighting
Merrill Lynch Unsubordinated U.S. Treasuries/Agencies, 1 - 10 Years Index	30.875%
Merrill Lynch U.S. Corporates and All Yankees, 1 - 10 Years Index	20.875%
Merrill Lynch Mortgage Master Index	11.875%
Barclays Capital CMBS, AAA Index	10.000%
Merrill Lynch Municipals, 1 - 10 Years Index	7.125%
MSCI World Free Index	5.000%
Merrill Lynch U.S. Treasury Bills, 0 - 3 Months Index	4.750%
Merrill Lynch U.S. High Yield Master II Constrained Index	2.375%
Barclays Capital U.S. High-Yield Corporate Loan Index	2.375%
Merrill Lynch U.K. Gilts, 1 - 10 Years Index	2.375%
Merrill Lynch EMU Direct Government 1 - 10 Years Index	2.375%

Total	100.000%

        The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio(1)	Benchmark Return Index
Pre-tax total return (before investment expenses):
Year ended December 31, 2010	7.00%	6.38%
Year ended December 31, 2009	11.28%	9.71%
Year ended December 31, 2008	(2.84)%	(1.42)%

(1)
Our investment expenses were approximately 0.19% of average invested assets in 2010, compared to 0.20% in 2009 and 0.14% in 2008.

        Total return for our investment portfolio exceeded that of the benchmark return index in 2010. This excess return was the product of a general outperformance (versus their specific benchmarks) by our investment portfolio's managers, somewhat offset by an underweight in equities and in Euro and British Pound-denominated fixed income securities.

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

RESULTS OF OPERATIONS

        The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Year Ended December 31,
	2010	2009	2008
After-tax operating income available to common shareholders	$491,074	$651,805	$537,386
Net realized gains (losses), net of tax	247,054	137,428	(9,132)
Net impairment losses recognized in earnings, net of tax	(11,321)	(66,056)	(181,023)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	61,400	167,819	(178,608)
Net foreign exchange gains (losses), net of tax	28,537	(39,895)	96,499

Net income available to common shareholders	$816,744	$851,101	$265,122

        The lower level of after-tax operating income in 2010 than in 2009 was primarily due to a higher amount of losses from catastrophic events and also reflected the impact of current insurance and reinsurance market conditions and the impact of lower interest yields on the investment portfolio. The higher level of after-tax operating income in 2009 compared to 2008 was primarily due to a lower level of claims from catastrophic events.

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

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Year Ended December 31,
	2010	2009	2008
Gross premiums written	$2,402,202	$2,512,127	$2,490,919
Net premiums written	1,658,963	1,704,284	1,657,603
Net premiums earned	$1,651,106	$1,688,519	$1,675,089
Fee income	3,252	3,362	3,445
Losses and loss adjustment expenses	(1,117,564)	(1,139,415)	(1,194,528)
Acquisition expenses, net	(263,201)	(238,261)	(224,539)
Other operating expenses	(312,404)	(281,340)	(288,883)

Underwriting income (loss)	$(38,811)	$32,865	$(29,416)

Underwriting Ratios
Loss ratio	67.7%	67.5%	71.3%
Acquisition expense ratio(1)	15.7%	13.9%	13.2%
Other operating expense ratio	18.9%	16.7%	17.2%

Combined ratio	102.3%	98.1%	101.7%

(1)
The acquisition expense ratio is adjusted to include certain fee income.

        The components of the insurance segment's underwriting results are discussed below.

  Premiums Written.

        2010 versus 2009:    Gross premiums written by the insurance segment in 2010 were 4.4% lower than in 2009, as reductions in commercial aviation, construction and surety lines of business were partially offset by increases in alternative markets and collateral protection lines of business. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business, while the lower level of property, construction and surety lines was due to current market conditions. The higher level of collateral protection business was generated through new business opportunities while growth in alternative markets business, which is significantly reinsured, primarily resulted from increased renewal premiums on existing accounts. Net premiums written were 2.7% lower than in the 2009 period, reflecting changes in the mix of business, reinstatement premiums, and the impact of changes in reinsurance structure.

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

        Net Premiums Earned.    Net premiums earned by the insurance segment were 2.2% lower in 2010 than in 2009, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment in 2009 increased 0.8% from 2008.

        Losses and Loss Adjustment Expenses.    The table below shows the components of the insurance segment's loss ratio:

	Year Ended December 31,
	2010	2009	2008
Current year	68.9%	70.3%	76.0%
Prior period reserve development	(1.2)%	(2.8)%	(4.7)%

Loss ratio	67.7%	67.5%	71.3%

  Current Year Loss Ratio.

        2010 versus 2009:    The insurance segment's current year loss ratio was 1.4 points lower in 2010 than in 2009. The 2010 loss ratio benefited from a lower level of large, specific risk loss activity than in 2009. In addition, the 2010 loss ratio included 1.9 points for current year catastrophic event activity, while the 2009 loss ratio did not include any significant catastrophic event activity. Specific 2010 catastrophic events included the Chilean earthquake and the 2010 fourth quarter Queensland, Australia floods.

        2009 versus 2008:    The insurance segment's current year loss ratio was 5.7 points lower in 2009 than in 2008, primarily due to the lack of any significant catastrophic event activity in 2009, while the 2008 current year loss ratio included 7.2 points of catastrophic activity, primarily Hurricanes Gustav and Ike. The 2009 loss ratio also reflected increases in expected loss ratios across a number of lines of business, primarily due to the anticipated impact of rate changes, partially offset by a lower level of large, specific risk loss activity and changes in the mix of business.

  Prior Period Reserve Development.

        2010 prior period reserve development:    The insurance segment's net favorable development of $19.1 million, or 1.2 points, reflected reductions in property reserves from the 2005 to 2009 accident years (i.e., the year in which a loss occurred) of $5.3 million, $6.8 million, $7.9 million, $23.4 million and $4.3 million, respectively, and reductions in healthcare and other lines of $11.4 million and $11.5 million, respectively, which were spread across a number of accident years. In addition, the insurance segment had reductions in professional liability reserves from the 2007 and 2008 accident years of $11.2 million and $7.9 million, respectively, partially offset by adverse development from the 2006 accident year of $8.4 million. The loss ratio for the year ended December 31, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $16.6 million, $9.8 million and $11.0 million, respectively, which was primarily due to a small number of high severity claims in excess casualty and a high frequency of small claims in specialty casualty. Additionally, there was adverse development in program reserves from the 2003, 2005 and 2009 accident years of $7.6 million, $6.7 million and $9.3 million, respectively, partially offset by reductions from the 2006 to 2008 accident years of $6.1 million, $4.7 million and $4.2 million, respectively. In addition, the insurance segment had adverse development in executive assurance reserves from the 2008 and 2009 accident years of $14.1 million and $21.3 million, respectively, due to large specific risk loss activity relating to the credit crisis, partially offset by reductions from the 2003, 2004, 2006 and 2007 accident years of $2.0 million, $2.6 million, $3.4 million and $7.6 million, respectively.

        2009 prior period reserve development:    The insurance segment's net favorable development of $47.1 million, or 2.8 points, was primarily due to reductions in reserves in medium-tailed and short-tailed lines of business. Such amount included favorable development in professional liability reserves from the 2005 to 2007 accident years of $6.3 million, $16.1 million and $8.6 million, respectively, and adverse development on the 2008 accident year of $9.4 million. In addition, favorable development on construction reserves from the 2005 and 2006 accident years contributed $10.6 million and $5.4 million, respectively, which resulted from lower than expected large loss activity. Favorable development in short-tailed lines primarily consisted of reductions in property reserves from the 2007 and 2008 accident years of $9.4 million and $11.1 million, respectively. Offsetting favorable development on medium-tailed and short-tailed lines of business were increases in executive assurance reserves for the 2007 and 2008 accident years of $14.8 million and $28.3 million, respectively, due to large specific risk loss activity relating to the credit crisis, partially offset by favorable development in the 2004 to 2006 accident years of $4.1 million, $17.5 million and $3.6 million, respectively. Reductions in the 2004 to 2006 accident years relate to less large loss activity than expected in commercial D&O, a distinctive downward trend in security class action cases filed from 2004 through 2006, and to the claims-made nature of the coverage. The claims-made aspect eliminates the potential of new claims being reported for these years, and narrows the remaining liability to changes in reserve estimation for claims which have already been reported.

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

  Underwriting Expenses.

        2010 versus 2009:    The insurance segment's underwriting expense ratio was 34.6% in the 2010 period, compared to 30.6% in the 2009 period. The acquisition expense ratio was 15.7% for the 2010 period, compared to 13.9% for the 2009 period. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The 2010 acquisition expense ratio included 0.4 points related to prior year reserve development, compared to a 0.2 points in the 2009 period ratio, included a higher level of premium assessments and other charges and reflected changes in the form of reinsurance ceded and mix of business. The insurance segment's other operating expense ratio was 18.9% for 2010, compared to 16.7% for 2009. The 2010 operating expense ratio reflected 0.4 points related to an accrual for certain employee benefit costs which are not expected to impact the insurance segment's results in 2011 and also reflected expenses related to the expansion of the insurance segment's presence in executive assurance business.

        2009 versus 2008:    The insurance segment's underwriting expense ratio was 30.6% in 2009, compared to 30.4% in 2008. The acquisition expense ratio was 13.9% for 2009, compared to 13.2% for

2008. In addition, the 2009 acquisition expense ratio reflected an increase of 0.2 points related to the estimated net favorable development in prior year loss reserves, compared to a 0.9 point increase in 2008. The comparison of the 2009 and 2008 acquisition expense ratios reflects changes in the form of reinsurance ceded and the mix of business. The insurance segment's other operating expense ratio was 16.7% for 2009, compared to 17.2% in 2008. The operating expense ratio for the 2008 period included approximately 0.7 points of costs related to an expense management plan which incorporated workforce reductions and the relocation of certain of the insurance segment's U.S. operations. The 2009 operating expenses reflected expenses related to an expansion of the insurance segment's presence in the executive assurance business, partially offset by the benefits of the expense management plan implemented in 2008.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Year Ended December 31,
	2010	2009	2008
Gross premiums written	$874,957	$1,093,940	$1,201,903
Net premiums written	852,077	1,058,828	1,148,123
Net premiums earned	$901,377	$1,154,226	$1,170,365
Fee income	2,113	100	1,261
Losses and loss adjustment expenses	(400,151)	(515,259)	(654,216)
Acquisition expenses, net	(178,001)	(255,299)	(265,970)
Other operating expenses	(91,523)	(80,567)	(78,421)

Underwriting income	$233,815	$303,201	$173,019

Underwriting Ratios
Loss ratio	44.4%	44.6%	55.9%
Acquisition expense ratio	19.7%	22.1%	22.7%
Other operating expense ratio	10.2%	7.0%	6.7%

Combined ratio	74.3%	73.7%	85.3%

        The components of the reinsurance segment's underwriting results are discussed below.

  Premiums Written.

        2010 versus 2009:    Gross premiums written by the reinsurance segment in 2010 were 20.0% lower than in 2009, primarily due to reductions in casualty and property other than property catastrophe business, partially offset by growth in the reinsurance segment's other specialty line. The decrease in casualty and property business in 2010 resulted from the impact of non-renewals of a number of contracts and contract participation decreases, reflecting the impact of current market conditions. The increase in other specialty business primarily resulted from new business written in accident and health and trade credit. Net premiums written by the reinsurance segment in 2010 were 19.5% lower than in 2009, primarily due to the items noted above.

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

        Net Premiums Earned.    Net premiums earned in 2010 were 21.9% lower than in 2009, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned in 2009 were 1.4% lower than 2008.

        Losses and Loss Adjustment Expenses.    The table below shows the components of the reinsurance segment's loss ratio:

	Year Ended December 31,
	2010	2009	2008
Current year	58.6%	56.9%	75.7%
Prior period reserve development	(14.2)%	(12.3)%	(19.8)%

Loss ratio	44.4%	44.6%	55.9%

  Current Year Loss Ratio.

        2010 versus 2009:    The reinsurance segment's current year loss ratio was 1.7 points higher in 2010 than in 2009. The 2010 loss ratio included 9.9 points for current year catastrophic event activity, compared to 2.0 points in 2009. Specific 2010 catastrophic events included the Chilean and New Zealand earthquakes, the 2010 first quarter Australian hailstorm and flood event and the 2010 fourth quarter Queensland, Australia floods. In addition, 2010 benefited from a higher percentage of property (both treaty and facultative) and short-tail business than in 2009. Net premiums earned in property and other short-tailed lines were approximately 74% of the total for 2010, compared to 70% in 2009.

        2009 versus 2008:    The reinsurance segment's current year loss ratio was 18.8% lower in 2009 than in 2008, and benefited from a higher level of property and short-tail business and a minimal level of catastrophic activity in the period. Net premiums earned in property and other short-tailed lines were approximately 70% of the total for 2009, compared to 64% in 2008. The 2009 current year loss ratio included 2.0 points of current period catastrophic event activity, compared to 19.6 points for 2008, primarily related to Hurricanes Gustav and Ike.

  Prior Period Reserve Development.

        2010 prior period reserve development:    The reinsurance segment's net favorable development of $127.6 million, or 14.2 points, consisted of $84.2 million from short-tailed lines, $34.1 million from long-tailed lines and $9.3 million from medium-tailed lines. Favorable development in short-tailed lines included $61.0 million of favorable development from property catastrophe and property other than property catastrophe reserves. Such amount included reductions of $9.4 million, $11.2 million and $28.6 million from the 2007, 2008 and 2009 underwriting years, respectively, and $11.8 million from prior underwriting years. In addition, favorable development in other specialty business included $4.7 million and $7.8 million from the 2008 and 2009 underwriting years, respectively, and $10.7 million from prior underwriting years. The reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from a lower level of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2010. Net favorable development of $34.1 million in long-tailed lines included reductions in casualty reserves from the 2002 to 2006 underwriting years of $10.8 million, $17.5 million, $33.3 million, $13.5 million and $5.8 million, respectively, which primarily resulted from a lower level of reported and paid claims activity than previously anticipated on U.S. and international excess liability, professional liability and D&O lines. Such amounts were partially offset by adverse development of $7.5 million, $31.9 and $5.6 million from the 2007 to 2009 underwriting years, respectively, on long-tailed lines which primarily resulted from increases in loss selections due to the reinsurance segment's view of the current insurance environment. Favorable development on medium-tailed lines resulted from reductions in marine and aviation reserves of $8.3 million from the 2007 underwriting year and $7.7 million from other underwriting years, partially offset by adverse development of $6.7 million from the 2008 underwriting year. The reinsurance segment's reserves for more mature underwriting years are now based more on actual loss activity and historical patterns than on the initial assumptions based on pricing indications.

        2009 prior period reserve development:    The reinsurance segment's net favorable development of $142.1 million, or 12.3 points, consisted of $83.4 million from short-tailed lines and $78.7 million came from long-tailed lines, partially offset by $20.0 million of adverse development on medium-tailed lines. Favorable development in short-tailed lines included $58.5 million of favorable development from property catastrophe and other property lines. Such amount included reductions in 2005 to 2008 underwriting years of $8.1 million, $5.6 million, $21.0 million and $20.9 million, respectively. In addition, favorable development in short-tailed lines included $22.7 million from other specialty business, which included reductions of $9.7 million, $4.3 million and $5.3 million from the 2004, 2005 and 2008 underwriting years. The reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from a lower level of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2009. Net favorable development of $78.7 million in long-tailed lines included reductions in casualty reserves of $14.4 million, $25.9 million, $25.0 million and $32.3 million from the 2002 to 2005 underwriting years which primarily resulted from a lower level of reported and paid claims activity than previously anticipated on U.S. and international excess liability, professional liability and D&O lines. Such amounts were partially offset by adverse development of $25.0 million from the 2007 underwriting year, which primarily resulted from increases in loss selections due to the reinsurance segment's view of the insurance environment. Adverse development on medium-tailed lines resulted from increases on marine exposures in the 2007 and 2008 underwriting years of $7.2 million and $26.9 million, respectively, due in part to increases in Hurricane Ike estimates, partially offset by reductions in prior underwriting years.

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

  Underwriting Expenses.

        2010 versus 2009:    The underwriting expense ratio for the reinsurance segment was 29.9% in 2010, compared to 29.1% in 2009. The acquisition expense ratio for 2010 was 19.7%, compared to 22.1% for 2009. The comparison of the 2010 and 2009 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2010 of 10.2% was higher than the 2009 ratio primarily due to the lower level of net premiums earned and a higher contribution to net premiums earned from the reinsurance segment's property facultative operations which operate primarily on a direct basis and, accordingly, at a higher operating expense ratio.

        2009 versus 2008:    The underwriting expense ratio for the reinsurance segment was 29.1% in 2009, compared to 29.4% in 2008. The acquisition expense ratio for 2009 was 22.1%, compared to 22.7% for 2008. Commencing in 2006, Arch Reinsurance Ltd. ("Arch Re Bermuda") ceded certain lines of property and marine premiums written under a quota share reinsurance treaty (the "Treaty") to Flatiron Re Ltd. ("Flatiron"). Under the Treaty, which expired by its terms on December 31, 2007, Flatiron assumed a quota share of certain lines of property and marine business underwritten by Arch Re Bermuda for the 2006 and 2007 underwriting years. Commission income from Flatiron (in excess of the reimbursement of direct acquisition expenses) reduced the reinsurance segment's acquisition expense ratio by 0.7 points in 2009, compared to 2.0 points in 2008. In addition, the 2009 acquisition expense ratio reflected 0.3 points related to estimated net favorable development in prior year loss reserves, compared to 1.0 points in 2008. The comparison of the 2009 and 2008 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The reinsurance segment's other operating expense ratio was 7.0% for 2009, compared to 6.7% for 2008. The higher ratio in 2009 resulted in part from a lower level of net premiums earned and a higher contribution to net premiums earned from the reinsurance segment's property facultative operations which operate primarily on a direct basis and, accordingly, at a higher operating expense ratio.

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2010	2009	2008
Fixed maturities	$378,682	$404,861	$437,492
Short-term investments	1,337	1,897	21,006
Other(1)	5,245	4,413	23,473

Gross investment income	385,264	411,171	481,971
Investment expenses	(20,386)	(21,040)	(13,891)

Net investment income	$364,878	$390,131	$468,080

(1)
Primarily consists of interest income on operating cash accounts, other investments, equity securities and securities lending transactions.

        The pre-tax investment income yield was 3.34% for 2010, compared to 3.74% for 2009 and 4.73% for 2008. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the decrease in the pre-tax investment income yield, due in part to the prevailing interest rate environment and a reduction of the portfolio's effective duration to 2.83 years at December 31, 2010, compared to 2.87 years and 3.62 years at December 31, 2009 and 2008, respectively. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

        We recorded $61.4 million of equity in net income for 2010, compared to $167.8 million of equity in net income for 2009 and equity in net losses of $178.6 million for 2008. Such amounts were primarily related to our investments in U.S. and Euro-denominated bank loan funds which use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. Losses during 2008 resulted from the extreme volatility in the capital and credit markets as the market values of the secured loans underlying the holdings in such funds declined significantly. Income during 2010 and 2009 reflected improving credit spreads, a lower level of volatility in the capital and credit markets and changes in foreign currency rates.

  Net Realized Gains or Losses

        The following table provides an analysis of net realized gains (losses):

	Year Ended December 31,
	2010	2009	2008
Fixed maturities	$186,363	$135,426	$(17,793)
Equity securities	14,129	4,420	—
Other investments	9,187	746	(10,039)
Other(1)	43,072	2,990	23,893

Net realized gains (losses)	$252,751	$143,582	$(3,939)

(1)
Primarily consists of realized gains or losses related to investment-related derivatives and changes in the market value of TALF investments and TALF borrowings.

        Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management for 2010 was 7.00%, compared to 11.28% for 2009 and (2.84)% for 2008. Excluding foreign exchange, total return was 7.26% for 2010, compared to 10.56% for 2009 and (2.00)% for 2008. Total return is calculated on a pre-tax basis and before investment expenses. The lower total return in 2008 compared to 2009 and 2010 was primarily due to the widening credit spreads which occurred during the last half of 2008, along with the impact of foreign exchange rate changes. For all periods presented, net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the market value of certain hybrid securities pursuant to applicable guidance. We recorded realized losses on such securities of $0.5 million in 2010, compared to realized gains of $14.8 million in 2009 and realized losses of $5.4 million in 2008. We elected to carry certain equity securities at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. The fair market values of such securities at December 31, 2010 were approximately $66.3 million, compared to $36.4 million at December 31, 2009. For 2010, we recorded $14.2 million of realized gains on such securities, compared to $4.4 million of realized gains for 2009 and nil in 2008.

  Net Impairment Losses Recognized in Earnings

        We review our investment portfolio each quarter to determine if declines in market value are other-than-temporary. The process for identifying declines in the market value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline and (iv) the analysis of specific credit events. For 2010, we recorded $11.3 million of credit related impairments in earnings, compared to $66.1 million in 2009. The other-than-temporary impairments ("OTTI") recorded in 2010 and 2009 primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. We recorded $181.2 million of OTTI as a charge against earnings in 2008. Such amount was recorded prior to the adoption of accounting guidance regarding the recognition and presentation of OTTI, and included a portion related to credit losses and a portion related to all other factors. See note 7, "Investment Information—Other-Than-Temporary Impairments," of the notes accompanying our consolidated financial statements for additional information.

  Other Expenses

        Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $28.9 million for 2010, compared to $30.2 million for 2009 and $28.5 million for 2008. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange gains for 2010 of $28.1 million consisted of net unrealized gains of $29.5 million and net realized losses of $1.4 million, compared to net foreign exchange losses for 2009 of $39.2 million which consisted of net unrealized losses of $37.6 million and net realized losses of $1.6 million. Net foreign exchange gains for 2008 of $96.6 million consisted of net unrealized gains of $97.4 million and net realized losses of $0.8 million. The 2010 and 2008 net foreign exchange gains primarily resulted from a strengthening of the U.S. Dollar against the Euro and other major currencies during those periods while the net foreign exchange losses in 2009 primarily resulted from a weakening of the U.S. Dollar. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders' equity.

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

        ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax include the United States, United Kingdom, Ireland, Canada, Switzerland and Denmark. See "Risk Factors—Risks Relating to Taxation" and "Business—Tax Matters."

        The income tax provision on income before income taxes resulted in an effective tax rate of 0.9% for 2010, compared to 2.3% for 2009 and 4.4% for 2008. Our effective tax rate fluctuates from year to year consistent with the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. We currently estimate that our comparable income tax provision in 2011 will result in an effective tax rate of approximately 1% to 3%, although no assurances can be given to that effect. See note 11, "Income Taxes," of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2010, 2009 and 2008.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

        The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2010. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.

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

        At December 31, 2010 and 2009, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2010	2009
Insurance:
Case reserves	$1,251,896	$1,166,441
IBNR reserves	2,590,529	2,431,193

Total net reserves	$3,842,425	$3,597,634

Reinsurance:
Case reserves.	$747,545	$812,455
Additional case reserves	93,110	61,226
IBNR reserves	1,712,173	1,742,597

Total net reserves	$2,552,828	$2,616,278

Total:
Case reserves.	$1,999,441	$1,978,896
Additional case reserves	93,110	61,226
IBNR reserves	4,302,702	4,173,790

Total net reserves	$6,395,253	$6,213,912

  Insurance Operations

        Loss Reserves for our insurance operations are comprised of (1) estimated amounts for claims reported ("case reserves") and (2) incurred but not reported ("IBNR") losses. For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Loss Reserves are also established to provide for loss adjustment expenses and represent the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made. IBNR reserves are established to provide for incurred claims which have not yet been reported at the balance sheet date as well as to adjust for any projected variance in case reserving. Actuaries estimate ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

        Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate losses and loss adjustment expenses with respect to any line of business, past experience with respect to that line of business is the primary resource, developed through both industry and company experience, but cannot be relied upon in isolation. Uncertainties in estimating ultimate losses and loss adjustment expenses are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the

"claim-tail". The claim-tail for most property coverages is typically short (usually several months up to a few years). The claim-tail for certain professional liability, executive assurance and healthcare coverages, which are generally written on a claims-made basis, is typically longer than property coverages but shorter than casualty lines. The claim-tail for liability/casualty coverages, such as general liability, products liability, multiple peril coverage, and workers' compensation, may be especially long as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends, may become known and, as a result, our insurance operations may adjust their reserves. If management determines that an adjustment is appropriate, the adjustment is recorded in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should Loss Reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

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

        At December 31, 2010 and 2009, the insurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2010	2009
Casualty	$656,446	$641,793
Executive assurance	599,753	536,151
Property, energy, marine and aviation	519,560	533,859
Professional liability	542,551	504,454
Programs	504,068	452,143
Construction	450,660	421,729
Healthcare	145,343	139,414
National accounts casualty	132,064	96,251
Surety	79,264	89,501
Travel and accident	31,707	29,033
Other	181,009	153,306

Total net reserves	$3,842,425	$3,597,634

        The initial reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Our insurance operations employ a number of different reserving methods depending on the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, such techniques have been given more weight in the reserving process due to the continuing maturation of their Loss Reserves and the increased availability and credibility of the historical experience. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our insurance operations through December 31, 2010 in some lines of business. See below for a discussion of the key assumptions in our insurance operations' reserving process.

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

        In the initial reserving process for casualty business, primarily consisting of primary and excess exposures written on an occurrence basis, our insurance operations primarily rely on the expected loss method. The development of our insurance operations' casualty business may be unstable due to its long-tail nature and the occurrence of high severity events, as a portion of our insurance operations' casualty business is in high excess layers. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in reserving for casualty business, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the policy is entered into, that our insurance operations' loss development patterns, which are based on a combination of company and industry loss development patterns and adjusted to reflect differences in our insurance operations' mix of business, are reasonable and that our insurance operations' claims personnel and underwriters analyses of our exposure to major events are assumed to be our best estimate of our exposure to the known claims on those events. As noted earlier, due to the long claims reporting and settlement period for casualty business, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, our insurance operations may be required to adjust their casualty reserves. The expected loss ratios used in the initial reserving process for our insurance operations' casualty business for recent accident years have varied, in some cases significantly, from earlier accident years. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.

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

        The estimation of Loss Reserves for our reinsurance operations is subject to the same risk factors as the estimation of Loss Reserves for our insurance operations. In addition, the inherent uncertainties of estimating such reserves are even greater for reinsurers, due primarily to the following factors: (1) the claim-tail for reinsurers is generally longer because claims are first reported to the ceding company and then to the reinsurer through one or more intermediaries, (2) the reliance on premium estimates, where reports have not been received from the ceding company, in the reserving process, (3) the potential for writing a number of reinsurance contracts with different ceding companies with the same exposure to a single loss event, (4) the diversity of loss development patterns among different types of reinsurance contracts, (5) the necessary reliance on the ceding companies for information regarding reported claims and (6) the differing reserving practices among ceding companies.

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

        Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2010, there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

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

        At December 31, 2010 and 2009, the reinsurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2010	2009
Casualty	$1,748,888	$1,792,750
Property excluding property catastrophe	295,425	322,476
Marine and aviation	194,925	228,708
Property catastrophe	160,237	111,784
Other specialty	106,241	116,799
Other	47,112	43,761

Total net reserves	$2,552,828	$2,616,278

        Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our reinsurance operations through December 31, 2010 in some lines of business. See below for a discussion of the key assumptions in our reinsurance operations' reserving process.

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

  Potential Variability in Loss Reserves

        The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2010 by operating segment. The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2010, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2010, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, across all accident years.

	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
INSURANCE SEGMENT
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months	(5) points	(3) months
Third party occurrence business(1)	10	6	(10)	(6)
Third party claims-made business(2)	10	6	(10)	(6)
All other(3)	10	6	(10)	(6)
Increase (decrease) in Loss Reserves, net:
Property, energy, marine and aviation	$31,702	$29,531	$(31,702)	$(18,361)
Third party occurrence business(1)	154,788	90,811	(154,788)	(83,387)
Third party claims-made business(2)	126,932	169,133	(126,932)	(103,887)
All other(3)	80,372	56,337	(80,372)	(49,824)

(1)
Third party occurrence business includes casualty, construction, national accounts casualty and excess workers compensation business.

(2)
Third party claims-made business includes executive assurance, healthcare and professional liability business.

(3)
All other includes programs, surety, travel and accident and other business.

	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
REINSURANCE SEGMENT
Reserving lines selected assumptions:
Casualty	10 points	6 months	(10) points	(6) months
Property excluding property catastrophe	5	3	(5)	(3)
Marine and aviation	5	3	(5)	(3)
Property catastrophe	5	3	(5)	(3)
Other specialty	5	3	(5)	(3)
Other	5	3	(5)	(3)
Increase (decrease) in Loss Reserves, net:
Casualty	$153,885	$166,662	$(153,885)	$(140,970)
Property excluding property catastrophe	11,796	28,039	(11,796)	(26,260)
Marine and aviation	4,768	7,658	(4,768)	(7,594)
Property catastrophe	15,792	24,765	(15,792)	(16,620)
Other specialty	11,421	8,285	(11,421)	(10,056)
Other	2,742	969	(2,742)	(991)

        It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2010 and are not meant to be a "best case" or "worst case" series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.

  Simulation Results

        In order to illustrate the potential volatility in our Loss Reserves, we used a Monte Carlo simulation approach to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions. At December 31, 2010, our recorded Loss Reserves by operating segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	December 31, 2010
	Insurance	Reinsurance	Total
Total net reserves	$3,842,425	$2,552,828	$6,395,253

Simulation results:
90th percentile(1)	$4,609,631	$3,335,549	$7,641,448
10th percentile(2)	$3,134,431	$1,877,587	$5,255,472

(1)
Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(2)
Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

        The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.25 billion, or $23.73 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.14 billion, or $21.70 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. Our limited history does not provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur.

Ceded Reinsurance

        In the normal course of business, our insurance operations cede a portion of their premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Our reinsurance operations also obtain reinsurance whereby another reinsurer contractually agrees to indemnify it for all or a portion of the reinsurance risks underwritten by our reinsurance operations. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as "retrocessional reinsurance" arrangements. In addition, our reinsurance subsidiaries participate in "common account" retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance operations, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance or reinsurance operations would be liable for such defaulted amounts.

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

        Our insurance operations had in effect during 2010 a reinsurance program which provided coverage equal to a maximum of 77% of the first $275 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2010. During 2009, a reinsurance program was in effect which provided coverage equal to a maximum of 80% of the first $275 million in excess of a $75 million retention per occurrence for certain property catastrophe-related losses occurring during 2009, compared to a maximum of 70% of the first $275 million in excess of a $75 million retention per occurrence during 2008. In the 2011 first quarter, our insurance operations renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2011 equal to a maximum of 84% of the first $250 million in excess of a $100 million retention per occurrence.

        For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 23.1% of gross premiums written for 2010, compared to 23.1% for 2009 and 23.5% for 2008. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectability of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See "Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations" and "Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables" for further details.

Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in our insurance operations' programs, specialty lines, collateral protection business and for participation in involuntary pools. The amount of such insurance premium estimates, included in premiums receivable and other assets, was $60.8 million at December 31, 2010, compared to $49.2 million at 2009. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

        Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by our own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of our experience with the ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each line of business, and management's judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to us. On an ongoing basis, our underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account our historical experience with the brokers or ceding companies. In addition, reinsurance contracts under which we assume business generally contain specific provisions which allow us to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information. Based on a review of all available information, management establishes premium estimates where reports have not been received. Premium estimates are updated when new information is received and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined. Premiums written are recorded based on the type of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, premiums are recorded as written based as the terms of the contract. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

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

        The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
Casualty	$59,796	$(11,934)	$47,862	$97,341	$(23,465)	$73,876
Property excluding property catastrophe	47,552	(12,474)	35,078	55,086	(14,611)	40,475
Other specialty	40,761	(12,006)	28,755	18,971	(4,549)	14,422
Marine and aviation	27,354	(7,346)	20,008	34,866	(8,738)	26,128
Property catastrophe	1,527	(82)	1,445	1,207	(95)	1,112
Other	279	(15)	264	150	(8)	142

Total	$177,269	$(43,857)	$133,412	$207,621	$(51,466)	$156,155

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

        A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2010.

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

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business in our underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist primarily of commissions and premium taxes paid to obtain our business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by us during 2010, 2009 or 2008.

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

        We determine the existence of an active market based on our judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. We use quoted values and other data provided by nationally recognized independent pricing sources as inputs into our process for determining fair values of our fixed maturity investments. To validate the techniques or models used by pricing sources, our review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to our knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At December 31, 2010, we obtained an average of 2.7 quotes per investment, compared to 2.6 quotes at December 31, 2009. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, we will challenge any prices for a security or portfolio which are considered not to be representative of fair value.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.44 billion of financial assets and liabilities measured at fair value at December 31, 2010, approximately $1.81 billion, or 15.8%, were priced using non-binding broker-dealer quotes.

        In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and the identification of transactions that are not orderly. This affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. This guidance also expanded certain disclosure requirements. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations.

        We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 8, "Fair Value," of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2010 by valuation hierarchy.

Other-Than-Temporary Impairments

        On a quarterly basis, we perform reviews of our investments to determine whether declines in market value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of OTTI. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss.

        In 2009, we adopted additional guidance that requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which an entity asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The effect of adoption was an increase to the amortized cost basis of debt securities that were impaired prior to 2009, net of deferred tax, of $62.0 million. The cumulative effect adjustment had no effect on total shareholders' equity as it increased retained earnings and reduced accumulated other comprehensive income.

        In accordance with the additional guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

        During 2010, we recorded $11.3 million of net impairment losses recognized in earnings, compared to $66.1 million in 2009. See note 7, "Investment Information—Other-Than-Temporary Impairments," of the notes accompanying our consolidated financial statements for additional information.

Reclassifications

        We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders' equity or cash flows.

Recent Accounting Pronouncements

        See note 2(o), "Significant Accounting Policies—Recent Accounting Pronouncements," of the notes accompanying our consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

  Investable Assets

        The finance and investment committee of our board of directors establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The finance and investment committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers, formulates investment strategy in conjunction with our finance and investment committee and directly manages certain portions of our fixed income and equity portfolios.

        The following table summarizes our investable assets:

	December 31,
	2010	2009
Fixed maturities available for sale, at market value	$9,082,828	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value(1)	75,575	208,826

Total fixed maturities	9,158,403	9,600,752
Short-term investments available for sale, at market value	915,841	571,490
Short-term investments pledged under securities lending agreements, at market value(1)	—	3,993
Cash	362,740	334,571
TALF investments, at market value(2)	402,449	250,265
Equity securities available for sale, at market value	363,255	36,623
Other investments
Fixed income investment funds	266,267	63,146
Other	83,005	72,403
Investment funds accounted for using the equity method	434,600	391,869

Total cash and investments(1)	11,986,560	11,325,112
Securities transactions entered into but not settled at the balance sheet date	(144,047)	50,790

Total investable assets	$11,842,513	$11,375,902

(1)
In our securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested at December 31, 2010 and 2009 of $69.7 million and $207.0 million, respectively, and included the $75.6 million and $212.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value."

(2)
We participate in the Federal Reserve Bank of New York's ("FRBNY") Term Asset-Backed Securities Loan Facility ("TALF"). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities.

        At December 31, 2010, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a "AA+" average Standard & Poor's quality rating and an average yield to maturity (imbedded book yield), before investment expenses, of 3.52%. At December 31, 2009, our fixed income portfolio had a "AA+" average Standard & Poor's quality rating and an average yield to maturity (imbedded book yield), before investment expenses, of 3.64%. Our investment portfolio had an average effective duration of 2.83 years at December 31, 2010, compared to 2.87 years at December 31, 2009. At December 31, 2010, approximately $7.48 billion, or 65%, of our total investments and cash was internally managed, compared to $6.63 billion, or 58%, at December 31, 2009.

        The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments), and equity securities:

	Estimated Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses(1)
At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$2,839,344	$97,400	$(18,343)	$2,760,287	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)

Total	$9,158,403	$268,715	$(79,802)	$8,969,490	$(47,033)

Equity securities:
Total	$363,255	$20,660	$(3,424)	$346,019

At December 31, 2009
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)

Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

Equity securities:
Total	$36,623	$145	$—	$36,478

(1)
Represents the total other-than-temporary impairments ("OTTI") recognized in accumulated other comprehensive income ("AOCI"). It does not include the change in market value subsequent to the impairment measurement date. At December 31, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $7.1 million, compared to $37.9 million at December 31, 2009.

        The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments):

	December 31, 2010		December 31, 2009
Rating(1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total
AAA	$6,531,757	71.3	$7,072,381	73.7
AA	1,053,666	11.5	1,281,377	13.3
A	605,483	6.6	547,104	5.7
BBB	388,564	4.2	231,988	2.4
BB	133,673	1.5	85,952	0.9
B	242,479	2.6	209,417	2.2
Lower than B	109,596	1.2	80,871	0.8
Not rated	93,185	1.1	91,662	1.0

Total	$9,158,403	100.0	$9,600,752	100.0

(1)
Ratings as assigned by the major rating agencies.

        The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	December 31, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$2,650,335	$(58,941)	73.8	$2,892,977	$(39,362)	38.8
10 - 20%	79,419	(11,896)	14.9	162,875	(28,542)	28.1
20 - 30%	18,799	(5,721)	7.2	36,872	(10,957)	10.8
30 - 40%	1,373	(689)	0.9	24,214	(12,204)	12.0
40 - 50%	733	(660)	0.8	8,031	(6,316)	6.2
50 - 100%	465	(1,895)	2.4	1,079	(4,077)	4.1

Total	$2,751,124	$(79,802)	100.0	$3,126,048	$(101,458)	100.0

        The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	December 31, 2010			December 31, 2009
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$74,340	$(2,845)	3.6	$64,198	$(2,384)	2.3
10 - 20%	36,900	(5,475)	6.9	75,235	(13,139)	12.9
20 - 30%	7,918	(2,619)	3.3	8,550	(2,309)	2.3
30 - 40%	1,054	(537)	0.7	19,673	(9,704)	9.6
40 - 50%	733	(659)	0.8	3,303	(2,603)	2.6
50 - 100%	466	(1,895)	2.4	1,078	(3,335)	3.3

Total	$121,411	$(14,030)	17.7	$172,037	$(33,474)	33.0

        At December 31, 2010, below-investment grade securities comprised approximately 6% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to approximately 5% at December 31, 2009. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in "Corporate bonds." Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of "BB" or less). In the table above, corporate bonds represented 26% of the total below investment grade securities at market value, mortgage backed securities represented 69% of the total and 5% were in other classes at December 31, 2010. At December 31, 2009, corporate bonds represented 27% of the total below investment grade securities at market value, mortgage backed securities represented 69% of the total and 4% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

        We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at December 31, 2010 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated market value for the securities was lower than our expected recovery value.

        The following table summarizes our top ten exposures to fixed income corporate issuers by market value at December 31, 2010, excluding guaranteed amounts:

	Estimated Market Value	Credit Rating
JPMorgan Chase & Co.	$83,798	AA-
General Electric Co.	67,090	AA+
Sovrisc BV	40,984	AAA
Bank of America Corp.	39,615	A+
Wal-Mart Stores Inc.	38,397	AA
Citigroup Inc.	37,001	AA-
Barclays PLC	34,725	AA-
Wells Fargo & Company	28,472	AA-
Royal Dutch Shell PLC	26,233	AA
National Australia Bank Limited	25,541	AA

Total	$421,856

        Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2010, our investments in mortgage-backed securities ("MBS"), excluding commercial mortgage-backed securities, amounted to approximately $1.81 billion, or 15.3% of total investable assets, compared to $1.45 billion, or 12.7%, at December 31, 2009. As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

        Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities ("CMBS"). At December 31, 2010, CMBS constituted approximately $1.17 billion, or 9.9% of total investable assets, compared to $1.19 billion, or 10.4%, at December 31, 2009. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

        The following table provides information on our mortgage backed securities ("MBS") and CMBS at December 31, 2010, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Market Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003		$2,786	AAA	$2,777	99.7%	0.0%
	2004		18,206	A	17,112	94.0%	0.1%
	2005		58,906	BB+	53,852	91.4%	0.5%
	2006		45,827	B-	42,963	93.8%	0.4%
	2007		54,345	CCC+	52,729	97.0%	0.4%
	2008		9,407	CCC	9,002	95.7%	0.1%
	2009	(6)	95,938	AAA	100,277	104.5%	0.8%
	2010	(6)	47,366	AAA	47,309	99.9%	0.4%

Total non-agency MBS			$332,781	BBB+	$326,021	98.0%	2.8%

Non-agency CMBS:	1998		3,611	AAA	3,744	103.7%	0.0%
	1999		121	AAA	117	96.7%	0.0%
	2001		120,595	AAA	119,863	99.4%	1.0%
	2002		39,137	AAA	39,696	101.4%	0.3%
	2003		62,577	AAA	65,780	105.1%	0.6%
	2004		178,333	AAA	183,161	102.7%	1.5%
	2005		49,411	AAA	49,680	100.5%	0.4%
	2006		8,277	AA+	8,281	100.0%	0.1%
	2007		65,515	AA+	71,676	109.4%	0.6%
	2009		5,086	AAA	5,346	105.1%	0.0%
	2010		262,971	AAA	260,709	99.1%	2.2%

Total non-agency CMBS			$795,634	AAA	$808,053	101.6%	6.8%

Additional Statistics:

	Non-Agency MBS
			Non- Agency CMBS(1)
	Re-REMICs	All Other
Weighted average loan age (months)	51	57	67
Weighted average life (months)(2)	19	55	34
Weighted average loan-to-value %(3)	71.5%	66.1%	66.5%
Total delinquencies(4)	21.4%	19.1%	6.4%
Current credit support %(5)	41.3%	11.7%	28.4%

(1)
Loans defeased with government/agency obligations represented approximately 12% of the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at December 31, 2010. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)
The range of loan-to-values on MBS is 41% to 84%, while the range of loan-to-values on CMBS is 49% to 95%.

(4)
Total delinquencies includes 60 days and over.

(5)
Current credit support % represents the % for a collateralized mortgage obligation ("CMO") or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6)
Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of "AAA" from Fitch Ratings.

        The following table provides information on our asset backed securities ("ABS"), excluding TALF investments, at December 31, 2010:

			Estimated Market Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards(1)	$242,527	AAA	$253,456	104.5%	2.1%
Autos(2)	128,847	AAA	132,667	103.0%	1.1%
Student loans(3)	63,002	AAA	63,895	101.4%	0.5%
U.K. securitized(4)	38,150	AAA	38,855	101.8%	0.3%
Rate reduction bonds(5)	32,794	AAA	34,523	105.3%	0.3%
Other	20,539	AA	20,249	98.6%	0.2%

	525,859	AAA	543,645	103.4%	4.6%
Home equity(6)	$4,808	AAA	$4,424	92.0%	0.0%
	56	AA	55	98.2%	0.0%
	204	A	203	99.5%	0.0%
	8,503	BB to B	7,111	83.6%	0.1%
	1,720	CCC to C	2,529	147.0%	0.0%
	200	D	65	32.5%	0.0%

	15,491	BB+	14,387	92.9%	0.1%

Total ABS	$541,350	AAA	$558,032	103.1%	4.7%

The effective duration of the total ABS was 1.0 years at December 31, 2010.

(1)
The average excess spread % on credit cards is 15.4%.

(2)
The weighted average credit support % on autos is 38.8%.

(3)
The weighted average credit support % on student loans is 37.9%.

(4)
The weighted average credit support % on U.K. securitized is 18.2%.

(5)
The weighted average credit support % on rate reduction bonds is 20.6%.

(6)
The weighted average credit support % on home equity is 23.6%.

        At December 31, 2010, our fixed income portfolio included $47.1 million par value in sub-prime securities with an estimated market value of $19.9 million and an average credit quality of "BBB" from Standard & Poor's and "Baa3" from Moody's. At December 31, 2009, our fixed income portfolio included $52.1 million par value in sub-prime securities with an estimated market value of $18.5 million and an average credit quality of "BBB+" from Standard & Poor's and "Baa3" from Moody's. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $13.2 million estimated market value of sub-prime securities with an average credit quality of "B-" from Standard & Poor's and "Caa2" from Moody's at December 31, 2010, compared to approximately $18.9 million estimated market value with an average credit quality of "BB" from Standard & Poor's and "B2" from Moody's at December 31, 2009.

        At December 31, 2010, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the estimated market value of which was $266.9 million, or approximately 2.3% of our total investable assets. These securities had an average rating of "Aa2" by Moody's and "AA+" by Standard & Poor's. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of "Aa2" by Moody's and "AA" by Standard & Poor's. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average market values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at December 31, 2010. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($104.0 million), Assured Guaranty Ltd. ($71.5 million), the Texas Permanent School Fund ($30.1 million) and Financial Guaranty Insurance Company ($21.6 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at December 31, 2010.

        Other investments totaled $349.3 million at December 31, 2010, compared to $135.5 million at December 31, 2009. Investment funds accounted for using the equity method totaled $434.6 million at December 31, 2010, compared to $391.9 million at December 31, 2009. Certain of our investments, primarily those included in "other investments" and "investment funds accounted for using the equity method" on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. Our unfunded commitments related to investments totaled approximately $95.5 million at December 31, 2010. See note 7, "Investment Information—Other Investments" and "Investment Information—Investment Funds Accounted for Using the Equity Method" of the notes accompanying our consolidated financial statements for further details.

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

        Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8,

"Fair Value" of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2010 and 2009 by level.

  Premiums Receivable and Reinsurance Recoverables

        At December 31, 2010, 77.9% of premiums receivable of $503.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.4% of the total. At December 31, 2009, 73.3% of premiums receivable of $595.0 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.2% of the total. Approximately 0.6% of the $60.8 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2010, compared to 9.1% of the $60.8 million of paid losses and loss adjustment expenses recoverable at December 31, 2009. At December 31, 2010 and 2009, our reserves for doubtful accounts were approximately $13.6 million and $9.5 million, respectively.

        At December 31, 2010, approximately 91.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.5% of our total shareholders' equity. At December 31, 2009, approximately 90.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.8% of our total shareholders' equity.

        The following table details our reinsurance recoverables at December 31, 2010:

	% of Total	A.M. Best Rating(1)
Everest Reinsurance Company	14.1%	A+
Munich Reinsurance America, Inc.	6.7%	A+
Odyssey America Reinsurance Corporation(2)	6.4%	A
Lloyd's syndicates(3)	6.0%	A
Transatlantic Reinsurance Company	5.3%	A
Allied World Assurance Company Ltd.	5.1%	A
ACE Property & Casualty Insurance Company	3.7%	A+
Swiss Reinsurance America Corporation	3.3%	A
Flatiron Re Ltd.(4)	3.2%	NR
Munich Reinsurance Company	3.0%	A+
Alterra Reinsurance Ltd.	2.7%	A
Hannover Rückversicherung AG	2.7%	A
Platinum Underwriters Reinsurance Inc.	2.6%	A
Berkley Insurance Company	2.5%	A+
Partner Reinsurance Company of the U.S.	2.4%	A+
AXIS Reinsurance Company	2.3%	A
All other(5)	28.0%

Total	100.0%

(1)
The financial strength ratings are as of February 6, 2011 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of "A+" is designated "Superior"; the "A" and "A-" ratings are designated "Excellent"; and the "B++" rating is designated "Very Good." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)
A significant portion of amounts due from Odyssey America Reinsurance Corporation is collateralized through reinsurance trusts.

(3)
The A.M. Best group rating of "A" (Excellent) has been applied to all Lloyd's syndicates.

(4)
Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at December 31, 2010.

(5)
The following table provides a breakdown of the "All other" category by A.M. Best rating:

Companies rated "A-" or better	22.3%
Companies rated "B++"	0.1%
Companies not rated(6)	5.6%

Total	28.0%

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

  Shareholders' Equity

        Our shareholders' equity was $4.51 billion at December 31, 2010, compared to $4.32 billion at December 31, 2009. The increase in the year ended December 31, 2010 of $189.7 million was attributable to net income, partially offset by share repurchase activity.

  Book Value per Common Share

        The following table presents the calculation of book value per common share at December 31, 2010 and 2009:

	December 31,
(U.S. dollars in thousands, except share data)	2010	2009
Calculation of book value per common share:
Total shareholders' equity	$4,513,003	$4,323,349
Less preferred shareholders' equity	(325,000)	(325,000)

Common shareholders' equity	$4,188,003	$3,998,349
Common shares outstanding, net of treasury shares(1)	46,544,075	54,761,678

Book value per common share	$89.98	$73.01

(1)
Excludes the effects of 4,083,856 and 5,016,104 stock options and 173,178 and 261,012 restricted stock units outstanding at December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

        ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $14.4 million at December 31, 2010, compared to $25.7 million at December 31, 2009. During 2010, ACGL received dividends of $795.0 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement ("BSCR") model. At December 31, 2010, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.26 billion ($2.23 billion at December 31, 2009) and statutory capital and surplus of $4.44 billion ($4.26 billion at December 31, 2009), which amounts were in compliance with Arch Re Bermuda's enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.11 billion to ACGL during 2011 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

        Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2010 and 2009, such amounts approximated $1.38 billion and $1.49 billion, respectively. In addition, certain of our operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2010 and 2009, such amounts approximated $4.38 billion and $4.28 billion, respectively.

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

        Consolidated net cash provided by operating activities was $802.1 million for the year ended December 31, 2010, compared to $992.6 million for the year ended December 31, 2009. The decline in cash flow from operations primarily reflected a lower level of premium collections and was consistent with the year over year decline in net premiums written. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

        On a consolidated basis, our aggregate investable assets totaled $11.84 billion at December 31, 2010, compared to $11.38 billion at December 31, 2009. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices in an illiquid market or access credit facilities.

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

        We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) letters of credit and other forms of collateral that are necessary for our non-U.S. operating companies because they are "non-admitted" under U.S. state insurance regulations. In July 2010, Standard & Poor's Ratings Services raised the counterparty credit and financial strength ratings on our insurance and reinsurance subsidiaries to "A+" (Strong) with a stable outlook from "A" (Strong) and ACGL's counterparty (issuer) credit rating was raised to "A-" with a stable outlook from "BBB+."

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

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through February 24, 2011, ACGL has repurchased approximately 33.4 million common shares for an aggregate purchase price of $2.42 billion. At February 24, 2011, approximately $1.08 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

        In 2006, we entered into a five-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company ("Arch Re U.S.") is limited to issuing $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Arch Re Bermuda also has access to other letter of credit facilities, some of which are available on a limited basis for limited purposes. Refer to note 13, "Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities," of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity. It is anticipated that the available facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. We can provide no assurance that we will be able to renew the facilities in August 2011 on satisfactory terms and, if renewed, the costs of the facilities may be significantly higher than the costs of our existing facilities. Failure to renew or replace these facilities on satisfactory terms could materially adversely affect our liquidity and results of operations.

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("series A preferred shares") were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("series B preferred shares" and together with the series A preferred shares, the "preferred shares") were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of preferred shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the series A preferred shares and (2) May 15, 2011 for the series B preferred shares. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of ACGL's board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During 2010, we paid $25.8 million to holders of the preferred shares and, at December 31, 2010, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

        We purchased asset-backed and commercial mortgage-backed securities under the FRBNY's TALF program. As of December 31, 2010, we had $402.4 million of securities under TALF which are reflected as "TALF investments, at market value" and $325.8 million of secured financing from the

FRBNY which is reflected as "TALF borrowings, at market value." As of December 31, 2009, we had $250.3 million of TALF investments, at market value and $217.6 million of TALF borrowings, at market value. Refer to note 13, "Commitments and Contingencies—TALF Program," of the notes accompanying our consolidated financial statements for further details on the TALF Program.

        At December 31, 2010, ACGL's capital of $4.91 billion consisted of $300.0 million of senior notes, representing 6.1% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.6% of the total, and common shareholders' equity of $4.19 billion, representing the balance. At December 31, 2009, ACGL's capital of $4.72 billion consisted of $300.0 million of senior notes, representing 6.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.9% of the total, and common shareholders' equity of $4.00 billion, representing the balance. The increase in capital during 2010 was primarily attributable to net income, partially offset by share repurchase activity.

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

        For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we seek to limit our 1-in-250 year return period net probable maximum loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders' equity. We reserve the right to change this threshold at any time. Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones. Our loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See "Risk Factors—Risk Relating to Our Industry." Depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business. See "—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance" for a discussion of our catastrophe reinsurance programs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Letter of Credit and Revolving Credit Facilities

        As of December 31, 2010, we had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). Under the terms of the agreement, Arch Re U.S. is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2010.

        The Credit Agreement expires on August 30, 2011. It is anticipated that the available facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. We can provide no assurance that we will be able to renew the facilities on satisfactory terms and, if renewed, the costs of the facilities may be significantly higher than the costs of our existing facilities. Failure to renew or replace these facilities on satisfactory terms could materially adversely affect our liquidity and results of operations.

        Including the secured letter of credit portion of the Credit Agreement, we had access to letter of credit facilities for up to a total of $1.38 billion. Arch Re Bermuda also has access to other letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the "LOC Facilities"). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2010. At such date, we had $743.1 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a market value of $831.6 million. In May 2008, we borrowed $100.0 million under the Credit Agreement at a company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points. The proceeds from such borrowings are repayable in August 2011.

Senior Notes

        In May 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200.0 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For 2010, 2009 and 2008, interest expense on the Senior Notes was $22.1 million. The market value of the Senior Notes at December 31, 2010 and 2009 was $310.9 million and $298.6 million, respectively.

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

        As of December 31, 2010, we had $402.4 million of securities under TALF, consisting of 19 individual TALF investments, which are reflected as "TALF investments, at market value" and $325.8 million of secured financing from the FRBNY which is reflected as "TALF borrowings, at market value." The maturity dates for the TALF borrowings range from July 2012 to May 2015, with interest rates that range from approximately 1.2% to 3.9% based on either variable or fixed interest rates depending on the related TALF investments.

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

Contractual Obligations

        The following table provides an analysis of our contractual commitments at December 31, 2010:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt obligations	$400,000	$100,000	$—	$—	$300,000
Interest expense on long-term debt obligations	518,607	22,482	44,100	44,100	407,925
TALF borrowings	326,219	—	165,833	160,386	—
Operating lease obligations	127,461	16,831	28,423	23,942	58,265
Purchase obligations	30,065	14,646	10,427	2,722	2,270
Reserve for losses and loss adjustment expenses, gross(1)	8,098,454	2,271,822	2,679,786	1,263,664	1,883,182
Deposit accounting liabilities(2)	32,407	4,850	6,657	5,267	15,633
Securities lending collateral(3)	78,021	78,021	—	—	—
Investment in Joint Venture(4)	100,000	—	—	—	100,000
Unfunded investment commitments	95,507	95,507	—	—	—

Total	$9,806,741	$2,604,159	$2,935,226	$1,500,081	$2,767,275

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 67% of our net reserves were incurred but not reported at December 31, 2010.

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

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, market values or cash flows of our financial instruments as of December 31, 2010. Market risk represents the risk of changes in the market value of a financial instrument and consists of several components, including liquidity, basis and price risks.

        The sensitivity analysis performed as of December 31, 2010 presents hypothetical losses in cash flows, earnings and market values of market sensitive instruments which were held by us on December 31, 2010 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

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

        The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2010 and 2009:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100
December 31, 2010:
Total market value	$10,668.3	$10,542.6	$10,404.9	$10,249.0	$10,100.0
Market value change from base	2.53%	1.32%	—	(1.50)%	(2.93)%
Change in unrealized value	$263.4	$137.7	$—	$(155.9)	$(304.9)
December 31, 2009:
Total market value	$11,227.5	$11,078.3	$10,920.7	$10,757.7	$10,593.9
Market value change from base	2.81%	1.44%	—	(1.49)%	(2.99)%
Change in unrealized value	$306.8	$157.6	$—	$(163.0)	$(326.8)

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

        The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2010 and 2009:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100
December 31, 2010:
Total market value	$10,608.2	$10,506.5	$10,404.9	$10,304.2	$10,204.4
Market value change from base	1.95%	0.98%	—	(0.97)%	(1.93)%
Change in unrealized value	$203.3	$101.6	$—	$(100.7)	$(200.5)
December 31, 2009:
Total market value	$11,198.4	$11,061.6	$10,920.7	$10,775.8	$10,627.8
Market value change from base	2.54%	1.29%	—	(1.33)%	(2.68)%
Change in unrealized value	$277.7	$140.9	$—	$(144.9)	$(292.9)

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

In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio's loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio's initial value. As of December 31, 2010, our portfolio's VaR was estimated to be 3.76%, compared to an estimated 4.79% at December 31, 2009.

        Equity Securities, Privately Held Securities and Other Investments.    Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2010 and 2009, the market value of our investments in equity securities, privately held securities (excluding our investment in Aeolus LP which is accounted for using the equity method) and certain other investments totaled $587.1 million and $44.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in market value. An immediate hypothetical 10% depreciation in the value of each position would reduce the market value of such investments by approximately $58.7 million and $4.4 million at December 31, 2010 and 2009, respectively, and would have decreased book value per common share by approximately $1.26 and $0.08, respectively.

        Investment—Related Derivatives.    Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. See note 9, "Derivative Instruments," of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At December 31, 2010, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $1.04 billion, compared to $1.13 billion at December 31, 2009. A 100 basis point depreciation of the underlying exposure to these derivative instruments at December 31, 2010 and 2009 would have resulted in a reduction in net income of approximately $10.4 million and $11.3 million, respectively, and would have decreased book value per common share by $0.22 and $0.21, respectively.

        For further discussion on investment activity, please refer to "—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets."

  Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. In addition, as a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility in our results of operations. A 10% appreciation of the U.S. Dollar against the major foreign currencies for our outstanding contracts, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar and the impact of foreign currency forward contracts and currency options, would have resulted in unrealized losses of approximately $16.5 million and would have decreased book value per common share by $0.35 at December 31, 2010, compared to unrealized losses of approximately $23.0 million and a decrease in book value per common share of $0.42 at December 31, 2009. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to "—Results of Operations."

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

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the "Company") at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2011

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: $8,896,957 and $9,227,432)	$9,082,828	$9,391,926
Short-term investments available for sale, at market value (amortized cost: $913,488 and $570,469)	915,841	571,489
Investment of funds received under securities lending agreements, at market value (amortized cost: $69,682 and $96,590)	69,660	91,160
TALF investments, at market value (amortized cost: $389,200 and $247,192)	402,449	250,265
Equity securities available for sale, at market value (cost: $346,019 and $36,478)	363,255	36,623
Other investments (cost: $326,324 and $126,027)	349,272	135,549
Investment funds accounted for using the equity method	434,600	391,869

Total investments	11,617,905	10,868,881
Cash	362,740	334,571
Accrued investment income	74,837	70,673
Investment in joint venture (cost: $100,000)	105,698	102,855
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	75,575	212,820
Securities purchased under agreements to resell using funds received under securities lending agreements	—	115,839
Premiums receivable	503,434	595,030
Unpaid losses and loss adjustment expenses recoverable	1,703,201	1,659,500
Paid losses and loss adjustment expenses recoverable	60,784	60,770
Prepaid reinsurance premiums	263,448	277,985
Deferred acquisition costs, net	277,861	280,372
Receivable for securities sold	56,145	187,171
Other assets	669,164	609,323

Total Assets	$15,770,792	$15,375,790

Liabilities
Reserve for losses and loss adjustment expenses	$8,098,454	$7,873,412
Unearned premiums	1,370,075	1,433,331
Reinsurance balances payable	132,452	156,500
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at market value (par: $326,219 and $218,740)	325,770	217,565
Securities lending payable	78,021	219,116
Payable for securities purchased	200,192	136,381
Other liabilities	652,825	616,136

Total Liabilities	11,257,789	11,052,441

Commitments and Contingencies
Shareholders' Equity
Non-cumulative preferred shares—Series A and B	325,000	325,000
Common shares ($0.01 par, shares issued: 53,357,872 and 54,761,678)	534	548
Additional paid-in capital	110,325	253,466
Retained earnings	4,422,553	3,605,809
Accumulated other comprehensive income, net of deferred income tax	204,503	138,526
Common shares held in treasury, at cost (shares: 6,813,797 and 0)	(549,912)	—

Total Shareholders' Equity	4,513,003	4,323,349

Total Liabilities and Shareholders' Equity	$15,770,792	$15,375,790

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Non-Cumulative Preferred Shares
Balance at beginning and end of year	$325,000	$325,000	$325,000
Common Shares
Balance at beginning of year	548	605	673
Common shares issued, net	16	10	6
Purchases of common shares under share repurchase program	(30)	(67)	(74)

Balance at end of year	534	548	605

Additional Paid-in Capital
Balance at beginning of year	253,466	669,715	1,126,797
Common shares issued	4,906	3,730	4,507
Exercise of stock options	37,866	16,518	23,812
Common shares retired	(217,562)	(463,486)	(515,325)
Amortization of share-based compensation	31,065	27,042	30,277
Other	584	(53)	(353)

Balance at end of year	110,325	253,466	669,715

Retained Earnings
Balance at beginning of year	3,605,809	2,693,239	2,428,117
Cumulative effect of change in accounting principle(1)	—	61,469	—

Balance at beginning of year, as adjusted	3,605,809	2,754,708	2,428,117
Dividends declared on preferred shares	(25,844)	(25,844)	(25,844)
Net income	842,588	876,945	290,966

Balance at end of year	4,422,553	3,605,809	2,693,239

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	138,526	(255,594)	155,224
Cumulative effect of change in accounting principle(1)	—	(61,469)	—

Balance at beginning of year, as adjusted	138,526	(317,063)	155,224
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	66,805	525,606	(375,278)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,752)	(81,376)	—
Foreign currency translation adjustments, net of deferred income tax	924	11,359	(35,540)

Balance at end of year	204,503	138,526	(255,594)

Common Shares Held in Treasury, at Cost
Balance at beginning of year	—	—	—
Shares repurchased for treasury	(549,912)	—	—

Balance at end of year	(549,912)	—	—

Total Shareholders' Equity	$4,513,003	$4,323,349	$3,432,965

(1)
Adoption of accounting guidance regarding the recognition and presentation of other-than-temporary impairments.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Net premiums written	$2,511,040	$2,763,112	$2,805,726
Change in unearned premiums	41,443	79,633	39,728

Net premiums earned	2,552,483	2,842,745	2,845,454
Net investment income	364,878	390,131	468,080
Net realized gains (losses)	252,751	143,582	(3,939)
Other-than-temporary impairment losses	(13,073)	(147,509)	(181,162)
Less investment impairments recognized in other comprehensive income, before taxes	1,752	81,376	—

Net impairment losses recognized in earnings	(11,321)	(66,133)	(181,162)
Fee income	5,365	3,462	4,706
Equity in net income (loss) of investment funds accounted for using the equity method	61,400	167,819	(178,608)
Other income	18,511	20,016	12,282

Total revenues	3,244,067	3,501,622	2,966,813

Expenses
Losses and loss adjustment expenses	1,517,715	1,654,674	1,848,744
Acquisition expenses	441,202	493,560	490,509
Other operating expenses	432,795	392,138	395,802
Interest expense	30,007	24,440	23,838
Net foreign exchange (gains) losses	(28,108)	39,157	(96,585)

Total expenses	2,393,611	2,603,969	2,662,308

Income before income taxes	850,456	897,653	304,505
Income taxes:
Current tax expense	19,293	23,612	23,160
Deferred tax benefit	(11,425)	(2,904)	(9,621)

Income tax expense	7,868	20,708	13,539

Net Income	842,588	876,945	290,966
Preferred dividends	25,844	25,844	25,844

Net income available to common shareholders	$816,744	$851,101	$265,122

Net income per common share
Basic	$16.28	$14.29	$4.27
Diluted	$15.55	$13.74	$4.09
Weighted average common shares and common share equivalents outstanding
Basic	50,181,716	59,560,361	62,101,203
Diluted	52,521,719	61,927,132	64,789,052

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Comprehensive Income (Loss)
Net income	$842,588	$876,945	$290,966
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	236,736	574,184	(582,243)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,752)	(81,376)	—
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(169,931)	(48,578)	206,965
Foreign currency translation adjustments	924	11,359	(35,540)

Other comprehensive income (loss)	65,977	455,589	(410,818)

Comprehensive Income (Loss)	$908,565	$1,332,534	$(119,852)

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$842,588	$876,945	$290,966
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(262,684)	(123,841)	8,752
Net impairment losses recognized in earnings	11,321	66,133	181,162
Equity in net (income) loss of investment funds accounted for using the equity method and other income	(56,035)	(183,038)	166,610
Share-based compensation	31,065	27,042	30,277
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	215,570	219,607	658,501
Unearned premiums, net of prepaid reinsurance premiums	(43,337)	(79,842)	(42,029)
Premiums receivable	83,380	44,438	8,031
Deferred acquisition costs, net	1,340	17,572	(9,626)
Reinsurance balances payable	(18,978)	15,913	(153,882)
Other liabilities	(39,196)	(24,297)	(81,353)
Other items, net	37,040	136,015	81,689

Net Cash Provided By Operating Activities	802,074	992,647	1,139,098

Investing Activities
Purchases of:
Fixed maturity investments	(16,936,257)	(21,270,266)	(17,407,841)
Equity securities	(365,842)	(70,002)	—
Other investments	(523,532)	(225,477)	(480,417)
Proceeds from the sales of:
Fixed maturity investments	16,654,774	19,777,948	16,171,374
Equity securities	70,441	38,336	—
Other investments	379,100	300,084	460,178
Proceeds from redemptions and maturities of fixed maturity investments	949,870	785,118	582,346
Net (purchases) sales of short-term investments	(341,887)	19,570	92,053
Change in investment of securities lending collateral	141,094	534,412	750,195
Investment in joint venture	—	—	(100,000)
Purchases of furniture, equipment and other assets	(11,664)	(19,483)	(9,501)

Net Cash Provided By (Used For) Investing Activities	16,097	(129,760)	58,387

Financing Activities
Purchases of common shares under share repurchase program	(761,874)	(458,402)	(513,130)
Proceeds from common shares issued, net	27,649	9,966	21,881
Proceeds from borrowings	264,526	269,843	100,000
Repayments of borrowings	(157,057)	(51,103)	—
Change in securities lending collateral	(141,094)	(534,412)	(750,195)
Other	8,057	4,355	2,476
Preferred dividends paid	(25,844)	(25,844)	(25,844)

Net Cash Used For Financing Activities	(785,637)	(785,597)	(1,164,812)

Effects of exchange rate changes on foreign currency cash	(4,365)	5,542	(20,849)

Increase in cash	28,169	82,832	11,824
Cash beginning of year	334,571	251,739	239,915

Cash end of year	$362,740	$334,571	$251,739

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

2. Significant Accounting Policies

  (a) Basis of Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of ACGL and its subsidiaries, including Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Re U.S., Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company, Arch Risk Transfer Services Ltd., Arch Reinsurance Europe Underwriting Limited ("Arch Re Europe"), Arch Insurance Company (Europe) Limited ("Arch Insurance Company Europe") and Lloyd's of London syndicate 2012 and related companies ("Arch Syndicate 2012"). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

        Reinsurance premiums written are recorded based on the type of contracts the Company writes. Premiums on the Company's excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, premiums are recorded as written based on the terms of the contract. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

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

        Reinsurance premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.

        Certain of the Company's reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected experience under such contracts.

        The Company also writes certain reinsurance business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, the Company assumes a measured amount of insurance risk in exchange for an anticipated margin, which is typically lower than on traditional reinsurance contracts. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages, financial quota share coverages and multi-year retrospectively rated excess of loss coverages. If these contracts are deemed to transfer risk, they are accounted for as reinsurance.

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business related to the Company's underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain the Company's business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by the Company during 2010, 2009 or 2008.

  (c) Deposit Accounting

        Certain assumed reinsurance contracts, which pursuant to Financial Accounting Standards Board ("FASB") guidance regarding the accounting and reporting for reinsurance and short-duration and long-duration contracts, are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in the FASB guidance regarding the accounting for insurance and reinsurance contracts that do not transfer insurance risk. However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts or deposit insurance contracts. Under the FASB guidance, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk. Deposit accounting liabilities, which totaled $32.4 million and $38.2 million, respectively, at December 31, 2010 and 2009, are included in "Other liabilities" on the Company's balance sheet.

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

  (g) Investments

        The Company currently classifies substantially all of its fixed maturity investments, equity securities and short-term investments as "available for sale" and, accordingly, they are carried at estimated market value (also known as fair value). The market value of fixed maturity securities and equity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external and internal investment managers.

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

        Other investments include: (i) investment funds which predominantly invest in fixed maturity securities and (ii) privately held securities and other which include the Company's investment in Aeolus LP (see Note 12). The estimated market value of investments in privately held securities, other than those carried under the equity method, are initially valued based upon transaction price and then adjusted upwards or downwards from the transaction price to reflect expected exit values.

        Investments in equity securities are carried at estimated market value in accordance with FASB guidance regarding the accounting for certain investments in debt and equity securities. The Company elected to carry certain equity securities at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities.

        The Company performs quarterly reviews of its investments to determine whether declines in market value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments ("OTTI"). The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline and (iv) the analysis of specific credit events. The Company evaluates the unrealized losses of its equity securities by issuer and forecasts a reasonable period of time by which the fair value of the securities would increase and the Company would recover its cost. If the Company is unable to forecast a reasonable period of time in which to recover the cost of its equity securities, a net impairment loss in earnings equivalent to the entire unrealized loss is recognized.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        In 2009, the Company adopted additional guidance that requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which an entity asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The effect of adoption was an increase to the amortized cost basis of debt securities that were impaired prior to 2009, net of deferred tax, of $62.0 million. The cumulative effect adjustment had no effect on total shareholders' equity as it increased retained earnings and reduced accumulated other comprehensive income. In accordance with the additional guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. See Note 7, "Investment Information—Other-Than-Temporary Impairments" for additional information.

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

  (h) Reserves for Losses and Loss Adjustment Expenses

        The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, excludes estimates of amounts due from insureds related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management's estimates of reserves for losses incurred for which reports or claims have not been received. The Company's reserves are based on a combination of reserving methods, incorporating both Company and industry loss development patterns. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques have been given further weight in its reserving process based on the continuing maturation of the Company's reserves. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis, except for excess workers' compensation and employers' liability business written by the Company's insurance operations.

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

	Year Ended December 31,
	2010	2009	2008
Net income	$842,588	$876,945	$290,966
Preferred dividends	(25,844)	(25,844)	(25,844)

Net income available to common shareholders (numerator)	$816,744	$851,101	$265,122

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding—basic (denominator)	50,181,716	59,560,361	62,101,203
Effect of dilutive common share equivalents:
Nonvested restricted shares	348,148	284,611	263,806
Stock options(1)	1,991,855	2,010,473	2,424,043

Weighted average common shares and common share equivalents outstanding—diluted (denominator)	52,521,719	61,855,445	64,789,052

Earnings per common share:
Basic	$16.28	$14.29	$4.27

Diluted	$15.55	$13.76	$4.09

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2010, 2009 and 2008, the number of stock options excluded were 192,385, 854,185 and 553,137, respectively.

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

  (n) Treasury Shares

        Treasury shares are common shares purchased by the Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of the Company's shareholders' equity in its Consolidated Balance Sheets.

  (o) Recent Accounting Pronouncements

        In October 2010, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Earlier adoption is permitted. Retrospective application to all prior periods presented upon the date of adoption is also permitted but is not required. The Company is evaluating the impact this new guidance will have on its consolidated statement of financial position and results of operations.

        In March 2010, the FASB issued an ASU that clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This ASU was effective as of July 1, 2010 and its adoption did not have a material impact on the Company's consolidated financial position or results of operations.

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

        The insurance segment consists of the Company's insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. Specialty product lines include: casualty; construction; executive assurance; healthcare; national accounts casualty; professional liability; programs; property, energy, marine and aviation; surety; travel and accident; and other (consisting of excess workers' compensation, employers' liability, collateral protection and alternative markets business).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

        The following tables set forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2010
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,402,202	$874,957	$3,266,787
Net premiums written(1)	1,658,963	852,077	2,511,040
Net premiums earned(1)	$1,651,106	$901,377	$2,552,483
Fee income	3,252	2,113	5,365
Losses and loss adjustment expenses	(1,117,564)	(400,151)	(1,517,715)
Acquisition expenses, net	(263,201)	(178,001)	(441,202)
Other operating expenses	(312,404)	(91,523)	(403,927)

Underwriting income (loss)	$(38,811)	$233,815	195,004

Net investment income			364,878
Net realized gains			252,751
Net impairment losses recognized in earnings			(11,321)
Equity in net income of investment funds accounted for using the equity method			61,400
Other income			18,511
Other expenses			(28,868)
Interest expense			(30,007)
Net foreign exchange gains			28,108

Income before income taxes			850,456
Income tax expense			(7,868)

Net income			842,588
Preferred dividends			(25,844)

Net income available to common shareholders			$816,744

Underwriting Ratios
Loss ratio	67.7%	44.4%	59.5%
Acquisition expense ratio(2)	15.7%	19.7%	17.2%
Other operating expense ratio	18.9%	10.2%	15.8%

Combined ratio	102.3%	74.3%	92.5%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. The insurance segment and reinsurance segment results include $1.0 and $9.3 million, respectively, of gross and net premiums written and $1.1 million and $11.8 million, respectively, of net premiums earned assumed through intersegment transactions.

(2)
The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31, 2009
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,512,127	$1,093,940	$3,592,931
Net premiums written(1)	1,704,284	1,058,828	2,763,112
Net premiums earned(1)	$1,688,519	$1,154,226	$2,842,745
Fee income	3,362	100	3,462
Losses and loss adjustment expenses	(1,139,415)	(515,259)	(1,654,674)
Acquisition expenses, net	(238,261)	(255,299)	(493,560)
Other operating expenses	(281,340)	(80,567)	(361,907)

Underwriting income	$32,865	$303,201	336,066

Net investment income			390,131
Net realized gains			143,582
Net impairment losses recognized in earnings			(66,133)
Equity in net income of investment funds accounted for using the equity method			167,819
Other income			20,016
Other expenses			(30,231)
Interest expense			(24,440)
Net foreign exchange losses			(39,157)

Income before income taxes			897,653
Income tax expense			(20,708)

Net income			876,945
Preferred dividends			(25,844)

Net income available to common shareholders			$851,101

Underwriting Ratios
Loss ratio	67.5%	44.6%	58.2%
Acquisition expense ratio(2)	13.9%	22.1%	17.2%
Other operating expense ratio	16.7%	7.0%	12.7%

Combined ratio	98.1%	73.7%	88.1%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31, 2008
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,490,919	$1,201,903	$3,669,076
Net premiums written(1)	1,657,603	1,148,123	2,805,726
Net premiums earned(1)	$1,675,089	$1,170,365	$2,845,454
Fee income	3,445	1,261	4,706
Losses and loss adjustment expenses	(1,194,528)	(654,216)	(1,848,744)
Acquisition expenses, net	(224,539)	(265,970)	(490,509)
Other operating expenses	(288,883)	(78,421)	(367,304)

Underwriting income	$(29,416)	$173,019	143,603

Net investment income			468,080
Net realized losses			(3,939)
Net impairment losses recognized in earnings			(181,162)
Equity in net income of investment funds accounted for using the equity method			(178,608)
Other income			12,282
Other expenses			(28,498)
Interest expense			(23,838)
Net foreign exchange gains			96,585

Income before income taxes			304,505
Income tax expense			(13,539)

Net income			290,966
Preferred dividends			(25,844)

Net income available to common shareholders			$265,122

Underwriting Ratios
Loss ratio	71.3%	55.9%	65.0%
Acquisition expense ratio(2)	13.2%	22.7%	17.1%
Other operating expense ratio	17.2%	6.7%	12.9%

Combined ratio	101.7%	85.3%	95.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
INSURANCE SEGMENT
Net premiums written(1)
Property, energy, marine and aviation	$321,529	19.4	$353,761	20.8	$334,635	20.2
Programs	273,076	16.5	274,735	16.1	270,449	16.3
Professional liability	240,345	14.5	235,892	13.8	246,891	14.9
Executive assurance	224,497	13.5	220,088	12.9	193,602	11.7
Construction	135,619	8.2	154,087	9.0	165,490	10.0
Casualty	107,962	6.5	103,546	6.1	116,096	7.0
Travel and accident	71,237	4.3	68,617	4.0	61,986	3.7
National accounts casualty	67,925	4.1	79,088	4.6	47,936	2.9
Healthcare	37,508	2.3	42,350	2.5	44,596	2.7
Surety	34,149	2.1	43,353	2.5	50,376	3.0
Other(2)	145,116	8.6	128,767	7.7	125,546	7.6

Total	$1,658,963	100.0	$1,704,284	100.0	$1,657,603	100.0

Net premiums earned(1)
Property, energy, marine and aviation	$335,967	20.3	$338,430	20.0	$333,777	19.9
Programs	272,406	16.5	275,586	16.3	257,110	15.3
Professional liability	240,300	14.6	232,001	13.7	256,192	15.3
Executive assurance	220,364	13.3	212,962	12.6	181,333	10.8
Construction	131,468	8.0	163,079	9.7	166,146	9.9
Casualty	109,613	6.6	121,146	7.2	153,200	9.1
Travel and accident	66,791	4.0	66,127	3.9	62,564	3.7
National accounts casualty	74,538	4.5	67,093	4.0	42,102	2.5
Healthcare	39,722	2.4	43,947	2.6	49,754	3.0
Surety	37,967	2.3	49,219	2.9	51,556	3.1
Other(2)	121,970	7.5	118,929	7.1	121,355	7.4

Total	$1,651,106	100.0	$1,688,519	100.0	$1,675,089	100.0

Net premiums written by client location(1)
United States	$1,183,238	71.3	$1,268,347	74.4	$1,242,906	75.0
Europe	272,348	16.4	267,093	15.7	244,849	14.8
Other	203,377	12.3	168,844	9.9	169,848	10.2

Total	$1,658,963	100.0	$1,704,284	100.0	$1,657,603	100.0

Net premiums written by underwriting location(1)
United States	$1,133,173	68.3	$1,243,063	72.9	$1,236,712	74.6
Europe	436,483	26.3	384,363	22.6	342,021	20.6
Other	89,307	5.4	76,858	4.5	78,870	4.8

Total	$1,658,963	100.0	$1,704,284	100.0	$1,657,603	100.0

(1)
Insurance segment results include premiums written and earned assumed through intersegment transactions of $1.0 million and $1.1 million, respectively, for 2010, $1.1 million and $1.6 million, respectively, for 2009 and $1.9 million and $0.8 million for 2008. Insurance segment results exclude premiums written and earned ceded through intersegment transactions of $9.3 million and $11.8 million, respectively, for 2010, $12.0 million and $14.4 million, respectively, for 2009 and $21.8 million and $29.9 million, respectively, for 2008.

(2)
Includes excess workers' compensation, employers' liability, collateral protection and alternative markets business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
REINSURANCE SEGMENT
Net premiums written(1)
Property excluding property catastrophe(2)	$249,791	29.3	$349,915	33.0	$328,684	28.6
Property catastrophe	202,989	23.8	237,445	22.4	231,146	20.1
Casualty(3)	186,774	21.9	325,699	30.8	347,198	30.2
Other specialty	131,158	15.4	65,189	6.2	146,452	12.8
Marine and aviation	77,063	9.0	77,677	7.3	90,733	7.9
Other	4,302	0.6	2,903	0.3	3,910	0.4

Total	$852,077	100.0	$1,058,828	100.0	$1,148,123	100.0

Net premiums earned(1)
Property excluding property catastrophe(2)	$282,163	31.3	$373,088	32.3	$278,234	23.8
Property catastrophe	215,148	23.9	236,073	20.5	219,767	18.8
Casualty(3)	231,338	25.7	344,938	29.9	415,983	35.5
Other specialty	95,611	10.6	106,698	9.2	147,185	12.6
Marine and aviation	72,886	8.1	90,441	7.8	103,649	8.9
Other	4,231	0.4	2,988	0.3	5,547	0.4

Total	$901,377	100.0	$1,154,226	100.0	$1,170,365	100.0

Net premiums written(1)
Pro rata	$411,962	48.3	$586,212	55.4	$735,655	64.1
Excess of loss	440,115	51.7	472,616	44.6	412,468	35.9

Total	$852,077	100.0	$1,058,828	100.0	$1,148,123	100.0

Net premiums earned(1)
Pro rata	$449,532	49.9	$704,470	61.0	$763,128	65.2
Excess of loss	451,845	50.1	449,756	39.0	407,237	34.8

Total	$901,377	100.0	$1,154,226	100.0	$1,170,365	100.0

Net premiums written by client location(1)
United States	$496,947	58.3	$668,985	63.2	$631,896	55.0
Europe	195,006	22.9	213,211	20.1	331,072	28.8
Bermuda	75,517	8.9	127,212	12.0	137,215	12.0
Other	84,607	9.9	49,420	4.7	47,940	4.2

Total	$852,077	100.0	$1,058,828	100.0	$1,148,123	100.0

Net premiums written by underwriting location(1)
Bermuda	$461,890	54.2	$596,334	56.3	$662,896	57.7
United States	307,639	36.1	396,947	37.5	419,805	36.6
Other	82,548	9.7	65,547	6.2	65,422	5.7

Total	$852,077	100.0	$1,058,828	100.0	$1,148,123	100.0

(1)
Reinsurance segment results include premiums written and earned assumed through intersegment transactions of $9.3 million and $11.8 million, respectively, for 2010, $12.0 million and $14.4 million, respectively, for 2009 and $21.8 million and $29.9 million, respectively, for 2008. Reinsurance segment results exclude premiums written and earned ceded through intersegment transactions of $1.0 million and $1.1 million, respectively, for 2010, $1.1 million and $1.6 million, respectively, for 2009 and $1.9 million and $0.8 million, respectively, for 2008.

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

        The effects of reinsurance on the Company's written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2010	2009	2008
Premiums Written
Direct	$2,338,428	$2,427,044	$2,385,807
Assumed	928,359	1,165,887	1,283,269
Ceded	(755,747)	(829,819)	(863,350)

Net	$2,511,040	$2,763,112	$2,805,726

Premiums Earned
Direct	$2,345,774	$2,439,173	$2,479,271
Assumed	976,911	1,269,454	1,402,478
Ceded	(770,202)	(865,882)	(1,036,295)

Net	$2,552,483	$2,842,745	$2,845,454

Losses and Loss Adjustment Expenses
Direct	$1,538,131	$1,486,349	$1,717,158
Assumed	429,551	559,776	836,000
Ceded	(449,967)	(391,451)	(704,414)

Net	$1,517,715	$1,654,674	$1,848,744

        The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2010, approximately 91.1% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.5% of the Company's total shareholders' equity. At December 31, 2009, approximately 90.0% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.72 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.8% of the Company's total shareholders' equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2010	2009	2008
Reserve for losses and loss adjustment expenses at beginning of year	$7,873,412	$7,666,957	$7,092,452
Unpaid losses and loss adjustment expenses recoverable	1,659,500	1,729,135	1,609,619

Net reserve for losses and loss adjustment expenses at beginning of year	6,213,912	5,937,822	5,482,833
Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,664,411	1,843,875	2,158,914
Prior years	(146,696)	(189,201)	(310,170)

Total net incurred losses and loss adjustment expenses	1,517,715	1,654,674	1,848,744
Foreign exchange (gains) losses	(29,089)	60,506	(133,881)
Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(200,789)	(272,295)	(305,513)
Prior years	(1,106,496)	(1,166,795)	(954,361)

Total net paid losses and loss adjustment expenses	(1,307,285)	(1,439,090)	(1,259,874)
Net reserve for losses and loss adjustment expenses at end of year	6,395,253	6,213,912	5,937,822
Unpaid losses and loss adjustment expenses recoverable	1,703,201	1,659,500	1,729,135

Reserve for losses and loss adjustment expenses at end of year	$8,098,454	$7,873,412	$7,666,957

  2010 Prior Year Reserve Development

        During 2010, the Company recorded estimated net favorable development on prior year loss reserves of $146.7 million, which consisted of $127.6 million from the reinsurance segment and $19.1 million from the insurance segment.

        The reinsurance segment's net favorable development of $127.6 million, or 14.2 points, consisted of $84.2 million from short-tailed lines, $34.1 million from long-tailed lines and $9.3 million from medium-tailed lines. Favorable development in short-tailed lines included $61.0 million of favorable development from property catastrophe and property other than property catastrophe reserves. Such amount included reductions of $9.4 million, $11.2 million and $28.6 million from the 2007, 2008 and 2009 underwriting years, respectively, and $11.8 million from prior underwriting years. In addition, favorable development in other specialty business included $4.7 million and $7.8 million from the 2008 and 2009 underwriting years, respectively, and $10.7 million from prior underwriting years. The reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from a

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

lower level of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2010. Net favorable development of $34.1 million in long-tailed lines included reductions in casualty reserves from the 2002 to 2006 underwriting years of $10.8 million, $17.5 million, $33.3 million, $13.5 million and $5.8 million, respectively, which primarily resulted from a lower level of reported and paid claims activity than previously anticipated on U.S. and international excess liability, professional liability and D&O lines. Such amounts were partially offset by adverse development of $7.5 million, $31.9 and $5.6 million from the 2007 to 2009 underwriting years, respectively, on long-tailed lines which primarily resulted from increases in loss selections due to the reinsurance segment's view of the current insurance environment. Favorable development on medium-tailed lines resulted from reductions in marine and aviation reserves of $8.3 million from the 2007 underwriting year and $7.7 million from other underwriting years, partially offset by adverse development of $6.7 million from the 2008 underwriting year. The reinsurance segment's reserves for more mature underwriting years are now based more on actual loss activity and historical patterns than on the initial assumptions based on pricing indications.

        The insurance segment's net favorable development of $19.1 million, or 1.2 points, reflected reductions in property reserves from the 2005 to 2009 accident years (i.e., the year in which a loss occurred) of $5.3 million, $6.8 million, $7.9 million, $23.4 million and $4.3 million, respectively, and reductions in healthcare and other lines of $11.4 million and $11.5 million, respectively, which were spread across a number of accident years. In addition, the insurance segment had reductions in professional liability reserves from the 2007 and 2008 accident years of $11.2 million and $7.9 million, respectively, partially offset by adverse development from the 2006 accident year of $8.4 million. The loss ratio for the year ended December 31, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $16.6 million, $9.8 million and $11.0 million, respectively, which was primarily due to a small number of high severity claims in excess casualty and a high frequency of small claims in specialty casualty. Additionally, there was adverse development in program reserves from the 2003, 2005 and 2009 accident years of $7.6 million, $6.7 million and $9.3 million, respectively, partially offset by reductions from the 2006 to 2008 accident years of $6.1 million, $4.7 million and $4.2 million, respectively. In addition, the insurance segment had adverse development in executive assurance reserves from the 2008 and 2009 accident years of $14.1 million and $21.3 million, respectively, partially offset by reductions from the 2003, 2004, 2006 and 2007 accident years of $2.0 million, $2.6 million, $3.4 million and $7.6 million, respectively.

  2009 Prior Year Reserve Development

        During 2009, the Company recorded estimated net favorable development on prior year loss reserves of $189.2 million, which consisted of $142.1 million from the reinsurance segment and $47.1 million from the insurance segment.

        The reinsurance segment's net favorable development of $142.1 million, or 12.3 points, consisted of $83.4 million from short-tailed lines and $78.7 million came from long-tailed lines, partially offset by $20.0 million of adverse development on medium-tailed lines. Favorable development in short-tailed lines included $58.5 million of favorable development from property catastrophe and other property lines. Such amount included reductions in 2005 to 2008 underwriting years of $8.1 million, $5.6 million, $21.0 million and $20.9 million, respectively. In addition, favorable development in short-tailed lines included $22.7 million from other specialty business, which included reductions of $9.7 million, $4.3 million and $5.3 million from the 2004, 2005 and 2008 underwriting years. The reduction of loss

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

estimates for the reinsurance segment's short-tailed lines primarily resulted from a lower level of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2009. Net favorable development of $78.7 million in long-tailed lines included reductions in casualty reserves of $14.4 million, $25.9 million, $25.0 million and $32.3 million from the 2002 to 2005 underwriting years which primarily resulted from a lower level of reported and paid claims activity than previously anticipated on U.S. and international excess liability, professional liability and D&O lines. Such amounts were partially offset by adverse development of $25.0 million from the 2007 underwriting year, which primarily resulted from increases in loss selections due to the reinsurance segment's view of the insurance environment. Adverse development on medium-tailed lines resulted from increases on marine exposures in the 2007 and 2008 underwriting years of $7.2 million and $26.9 million, respectively, due in part to increases in Hurricane Ike estimates, partially offset by reductions in prior underwriting years.

        The insurance segment's net favorable development of $47.1 million, or 2.8 points, was primarily due to reductions in reserves in medium-tailed and short-tailed lines of business. Such amount included favorable development in professional liability reserves from the 2005 to 2007 accident years of $6.3 million, $16.1 million and $8.6 million, respectively, and adverse development on the 2008 accident year of $9.4 million. In addition, favorable development on construction reserves from the 2005 and 2006 accident years contributed $10.6 million and $5.4 million, respectively, which resulted from lower than expected large loss activity. Favorable development in short-tailed lines primarily consisted of reductions in property reserves from the 2007 and 2008 accident years of $9.4 million and $11.1 million, respectively. Offsetting favorable development on medium-tailed and short-tailed lines of business were increases in executive assurance reserves for the 2007 and 2008 accident years of $14.8 million and $28.3 million, respectively, due to large specific risk loss activity relating to the credit crisis, partially offset by favorable development in the 2004 to 2006 accident years of $4.1 million, $17.5 million and $3.6 million, respectively. Reductions in the 2004 to 2006 accident years relate to less large loss activity than expected in commercial D&O, a distinctive downward trend in security class action cases filed from 2004 through 2006, and to the claims-made nature of the coverage. The claims-made aspect eliminates the potential of new claims being reported for these years, and narrows the remaining liability to changes in reserve estimation for claims which have already been reported.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information

        The following table summarizes the Company's invested assets:

	December 31,
	2010	2009
Fixed maturities available for sale, at market value	$9,082,828	$9,391,926
Fixed maturities pledged under securities lending agreements, at market value(1)	75,575	208,826

Total fixed maturities	9,158,403	9,600,752
Short-term investments available for sale, at market value	915,841	571,490
Short-term investments pledged under securities lending agreements, at market value(1)	—	3,993
TALF investments, at market value	402,449	250,265
Equity securities available for sale, at market value	363,255	36,623
Other investments	349,272	135,549
Investment funds accounted for using the equity method	434,600	391,869

Total investments(1)	11,623,820	10,990,541
Securities transactions entered into but not settled at the balance sheet date	(144,047)	50,790

Total investments, net of securities transactions	$11,479,773	$11,041,331

(1)
In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $69.7 million and $207.0 million at December 31, 2010 and 2009, respectively, and included the $75.6 million and $212.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value."

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Fixed Maturities and Equity Securities

        The following table summarizes the Company's fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments), and equity securities:

	Estimated Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses(1)
At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$2,839,344	$97,400	$(18,343)	$2,760,287	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)

Total	$9,158,403	$268,715	$(79,802)	$8,969,490	$(47,033)

Equity securities:
Total	$363,255	$20,660	$(3,424)	$346,019

At December 31, 2009
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$3,134,088	$99,446	$(12,983)	$3,047,625	$(19,667)
Mortgage backed securities	1,449,382	13,158	(45,536)	1,481,760	(43,930)
Municipal bonds	957,752	44,043	(2,284)	915,993	(145)
Commercial mortgage backed securities	1,185,799	35,161	(11,724)	1,162,362	(3,750)
U.S. government and government agencies	1,553,672	8,716	(12,999)	1,557,955	(499)
Non-U.S. government securities	752,215	41,858	(7,712)	718,069	(351)
Asset backed securities	567,844	21,713	(8,220)	554,351	(6,111)

Total	$9,600,752	$264,095	$(101,458)	$9,438,115	$(74,453)

Equity securities:
Total	$36,623	$145	$—	$36,478

(1)
Represents the total other-than-temporary impairments ("OTTI") recognized in accumulated other comprehensive income ("AOCI"). It does not include the change in market value subsequent to the impairment measurement date. At December 31, 2010, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $7.1 million, compared to $37.9 million at December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The following table provides an analysis of the length of time each of those fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments), equity securities and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$530,956	$(16,580)	$20,351	$(1,763)	$551,307	$(18,343)
Mortgage backed securities	913,138	(20,331)	57,895	(6,562)	971,033	(26,893)
Municipal bonds	294,978	(6,440)	8,465	(518)	303,443	(6,958)
Commercial mortgage backed securities	311,703	(5,273)	22,030	(755)	333,733	(6,028)
U.S. government and government agencies	190,497	(5,696)	—	—	190,497	(5,696)
Non-U.S. government securities	271,446	(7,418)	45,884	(4,476)	317,330	(11,894)
Asset backed securities	75,655	(827)	8,126	(3,163)	83,781	(3,990)

Total fixed maturities	2,588,373	(62,565)	162,751	(17,237)	2,751,124	(79,802)
Equity securities	68,629	(3,424)	—	—	68,629	(3,424)
Other investments	46,750	(916)	2,850	(416)	49,600	(1,332)
Short-term investments	42,030	(492)	—	—	42,030	(492)

Total	$2,745,782	$(67,397)	$165,601	$(17,653)	$2,911,383	$(85,050)

At December 31, 2009
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$547,376	$(7,742)	$45,399	$(5,241)	$592,775	$(12,983)
Mortgage backed securities	636,817	(33,388)	62,382	(12,148)	699,199	(45,536)
Municipal bonds	151,412	(2,284)	—	—	151,412	(2,284)
Commercial mortgage backed securities	154,087	(4,808)	67,744	(6,916)	221,831	(11,724)
U.S. government and government agencies	1,112,534	(12,510)	5,309	(489)	1,117,843	(12,999)
Non-U.S. government securities	218,394	(7,712)	—	—	218,394	(7,712)
Asset backed securities	101,679	(5,838)	22,915	(2,382)	124,594	(8,220)

Total fixed maturities	2,922,299	(74,282)	203,749	(27,176)	3,126,048	(101,458)
Equity securities	—	—	—	—	—	—
Other investments	9,071	(304)	29,439	(5,195)	38,510	(5,499)
Short-term investments	64,616	(1,858)	—	—	64,616	(1,858)

Total	$2,995,986	$(76,444)	$233,188	$(32,371)	$3,229,174	$(108,815)

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

	December 31, 2010		December 31, 2009
Maturity	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost
Due in one year or less	$415,453	$399,857	$227,668	$220,095
Due after one year through five years	2,996,991	2,906,069	3,988,306	3,885,111
Due after five years through 10 years	1,723,699	1,675,558	1,844,377	1,800,371
Due after 10 years	490,116	490,167	337,376	334,065

	5,626,259	5,471,651	6,397,727	6,239,642
Mortgage backed securities	1,806,813	1,814,905	1,449,382	1,481,760
Commercial mortgage backed securities	1,167,299	1,141,584	1,185,799	1,162,362
Asset backed securities	558,032	541,350	567,844	554,351

Total	$9,158,403	$8,969,490	$9,600,752	$9,438,115

        At December 31, 2010, on a lot level basis, approximately 1,132 security lots out of a total of approximately 5,090 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $2.6 million. At December 31, 2009, on a lot level basis, approximately 1,430 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $2.2 million.

  Other-Than-Temporary Impairments

        The Company performs quarterly reviews of its investments in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. For 2010, the Company recorded $11.3 million of net impairment losses recognized in earnings, compared to $66.1 million for 2009. A description of the methodology and significant inputs used to measure the amount of OTTI related to credit losses in 2010 is as follows:

  •
  Mortgage backed securities—the Company recorded $6.1 million of OTTI related to credit losses in 2010. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. During 2010, the expected recovery values were reduced on a number of mortgage backed securities due to reductions in the expected recovery values on such securities in each period. These reductions followed the quarterly review of information received which indicated increases in expected default expectations and foreclosure costs. On an ongoing basis, the Company reviews the process used by each asset manager in

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

    developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

  •
  Asset backed securities—the Company recorded $2.2 million of OTTI related to credit losses in 2010. The Company utilized underlying data, where available, for each security provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis on home equity asset backed securities includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. During 2010, the expected recovery values were reduced on a number of asset backed securities backed by sub-prime or Alt-A collateral due to reductions in the expected recovery values on such securities. These reductions followed the quarterly review of information received which indicated increases in expected default rates, foreclosure costs and other factors. On an ongoing basis, the Company reviews the process used by each asset manager in developing their analysis and, following such reviews, the Company determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios. For non-home equity asset backed securities, the Company used reports and analysis from asset managers and rating agencies in order to determine an expected recovery value for such securities. The amortized cost basis of the asset backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

  •
  Investment of funds received under securities lending agreements—the Company recorded $1.7 million related to credit losses in 2010. At December 31, 2010, the reinvested collateral included sub-prime securities with a market value of $13.2 million and an average credit quality of "B-" from Standard & Poor's and "Caa2" from Moody's. The Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain securities which are on a watch-list. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process; and

  •
  Corporate bonds—the Company recorded $1.3 million of OTTI related to credit losses in 2010. The Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for each security. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process.

        The Company believes that the $47.0 million of OTTI included in accumulated other comprehensive income at December 31, 2010 on the securities which were considered by the Company to be impaired was due to market and sector-related factors, including limited liquidity and wide credit spreads (i.e., not credit losses). At December 31, 2010, the Company did not have the intent to sell

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

such securities, and determined that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis.

        The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2010	2009
Balance at beginning of period	$84,147	$35,474
Credit loss impairments recognized on securities not previously impaired	2,501	16,221
Credit loss impairments recognized on securities previously impaired	8,820	35,530
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(9,428)	(3,078)

Balance at end of period	$86,040	$84,147

  Securities Lending Agreements

        At December 31, 2010, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $75.6 million and $72.5 million. At December 31, 2009, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $212.8 million and $214.7 million, respectively. At December 31, 2010, the reinvested collateral included sub-prime securities with a market value of $13.2 million, compared to $18.9 million at December 31, 2009.

  TALF Program

        As of December 31, 2010, the Company had $402.4 million of securities under TALF which are reflected as "TALF investments, at market value" and $325.8 million of secured financing from the FRBNY which is reflected as "TALF borrowings, at market value." As of December 31, 2009, the Company had $250.3 million of TALF investments, at market value, and $217.6 million of TALF borrowings, at market value. Changes in market value for both the securities and borrowings are included in "Net realized gains (losses)" while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense. The Company recorded net realized gains for the year ended December 31, 2010 of $9.4 million on the TALF program, consisting of realized gains of $10.2 million and realized losses of $0.7 million on the TALF investments and TALF borrowings, respectively. See Note 13, "Commitments and Contingencies—TALF Program," for further details.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Other Investments

        Other investments include: (i) investment funds which primarily invest in fixed income securities and (ii) other securities which include the Company's investment in Aeolus LP (see Note 12). The following table details the Company's other investments:

	December 31, 2010		December 31, 2009
	Estimated Market Value	Cost	Estimated Market Value	Cost
Fixed income investment funds	$266,267	$250,349	$63,146	$60,571
Other	83,005	75,975	72,403	65,456

Total	$349,272	$326,324	$135,549	$126,027

  Investment Funds Accounted for Using the Equity Method

        The Company recorded $61.4 million of equity in net income for 2010 related to investment funds accounted for using the equity method, compared to $167.8 million of equity in net income for 2009. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as "Equity in net income (loss) of investment funds accounted for using the equity method" while changes in the carrying value of the Company's other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company's reported results of operations. Investment funds accounted for using the equity method totaled $434.6 million at December 31, 2010, compared to $391.9 million at December 31, 2009. The Company's investment commitments, which are primarily related to investment funds accounted for using the equity method were approximately $95.5 million at December 31, 2010.

        A summary of aggregate financial information for the Company's investment funds accounted for using the equity method as of September 30, 2010 and 2009 and for the nine months ended September 30, 2010, 2009 and 2008 is as follows:

	September 30,
	2010	2009
Invested assets	$6,313,409	$4,302,646
Total assets	6,313,825	4,303,265
Total liabilities	142,378	607

Net assets	$6,171,447	$4,302,658

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

	Nine Months Ended September 30,
	2010	2009	2008
Total revenues	$689,557	$1,611,145	$(317,925)
Total expenses	177,781	40,869	28,016

Net income (loss)	$511,776	$1,570,276	$(345,941)

  Restricted Assets

        The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company has investments in segregated portfolios which are primarily used to provide collateral or guarantees for letters of credit to third parties. See Note 13, "Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities," for further details. In addition, the Company maintains assets on deposit which are available to settle insurance and reinsurance liabilities to third parties. In addition, certain of the Company's operating subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies. At December 31, 2010 and 2009, such amounts approximated $4.38 billion and $4.28 billion, respectively. The following table details the value of restricted assets:

	December 31,
	2010	2009
Assets used for collateral or guarantees	$948,020	$1,017,482
Deposits with U.S. regulatory authorities	263,077	279,136
Deposits with non-U.S. regulatory authorities	122,341	76,094
Trust funds	48,140	115,585

Total restricted assets	$1,381,578	$1,488,297

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2010	2009	2008
Fixed maturities	$378,682	$404,861	$437,492
Short-term investments	1,337	1,897	21,006
Other(1)	5,245	4,413	23,473

Gross investment income	385,264	411,171	481,971
Investment expenses	(20,386)	(21,040)	(13,891)

Net investment income	$364,878	$390,131	$468,080

(1)
Primarily consists of interest income on operating cash accounts, other investments, equity securities and securities lending transactions.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Net Realized Gains or Losses

        The following table provides an analysis of net realized gains (losses):

	Year Ended December 31,
	2010	2009	2008
Fixed maturities	$186,363	$135,426	$(17,793)
Equity securities	14,129	4,420	—
Other investments	9,187	746	(10,039)
Other(1)	43,072	2,990	23,893

Net realized gains (losses)	$252,751	$143,582	$(3,939)

(1)
Primarily consists of net realized gains or losses related to investment-related derivatives and foreign currency forward contracts (see Note 9) and changes in the market value of TALF investments and TALF borrowings.

        Proceeds from the sales of fixed maturities during 2010, 2009 and 2008 were $16.65 billion, $19.78 billion and $16.17 billion, respectively. Gross gains of $284.6 million, $370.6 million and $250.2 million were realized on those transactions during 2010, 2009 and 2008, respectively. Gross losses of $98.2 million, $235.2 million and $268.0 million were realized on those transactions during 2010, 2009 and 2008, respectively. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at December 31, 2010 were approximately $122.4 million, compared to $84.8 million at December 31, 2009. The Company recorded realized losses of $0.5 million for 2010 on such securities, compared to realized gains of $14.8 million for 2009 and $5.4 million of realized losses in 2008.

        Proceeds from the sales of equity securities during 2010 and 2009 were $70.4 million and $38.3 million, respectively. The Company elected to carry certain equity securities at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. The fair market values of such securities at December 31, 2010 were approximately $66.3 million, compared to $36.4 million at December 31, 2009. The Company recorded $14.2 million of realized gains for 2010 on such securities, compared to $4.4 million of realized gains for 2009.

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

8. Fair Value (Continued)

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

        The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At December 31, 2010, the Company obtained an average of 2.7 quotes per investment, compared to 2.6 quotes at December 31, 2009. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at December 31, 2010 or December 31, 2009.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.44 billion of financial assets and liabilities measured at fair value at December 31, 2010, approximately $1.81 billion, or 15.8%, were priced using non-binding broker-dealer quotes. Of the $10.74 billion of financial assets and liabilities measured at fair value at December 31, 2009, approximately $1.17 billion, or 10.8%, were priced using non-binding broker-dealer quotes.

        The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of the accounting guidance regarding fair value measurement, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market. On January 1, 2010, the Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors. Such determination resulted in $1.09 billion of U.S. Treasuries previously classified as Level 2 being moved into Level 1.

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

        The Company determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, the Company determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, Level 3 securities include a small number of premium-tax bonds. The Company reviews the classification of its investments each quarter. No securities were reclassified between Level 2 and Level 3 during 2010.

        In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of the following table, the Company has excluded the collateral received and reinvested of $69.7 million and $207.0 million at December 31, 2010 and 2009, respectively, and included the $75.6 million and $212.8 million, respectively, of "fixed maturities and short-term investments pledged under securities lending agreements, at market value."

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The following table presents the Company's financial assets and liabilities measured at fair value by level:

		Fair Value Measurement Using:
	Estimated Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Assets measured at fair value:
Fixed maturities:
Corporate bonds	$2,839,344	$—	$2,685,835	$153,509
Mortgage backed securities	1,806,813	—	1,806,813	—
Municipal bonds	1,182,100	—	1,182,100	—
Commercial mortgage backed securities	1,167,299	—	1,167,299	—
U.S. government and government agencies	872,149	872,149	—	—
Non-U.S. government securities	732,666	—	732,666	—
Asset backed securities	558,032	—	558,032	—

Total	9,158,403	872,149	8,132,745	153,509
Short-term investments	915,841	859,042	56,799	—
TALF investments, at market value	402,449	—	402,449	—
Equity securities	363,255	350,684	12,571	—
Other investments	275,538	—	267,680	7,858

Total assets measured at fair value	$11,115,486	$2,081,875	$8,872,244	$161,367

Liabilities measured at fair value:
TALF borrowings, at market value	$325,770	$—	$325,770	$—

December 31, 2009:
Assets measured at fair value:
Fixed maturities:
Corporate bonds	$3,134,088	$—	$2,955,703	$178,385
Mortgage backed securities	1,449,382	—	1,449,382	—
Municipal bonds	957,752	—	957,752	—
Commercial mortgage backed securities	1,185,799	—	1,185,799	—
U.S. government and government agencies	1,553,672	466,779	1,086,893	—
Asset backed securities	567,844	—	567,844	—
Non-U.S. government securities	752,215	—	752,215	—

Total	9,600,752	466,779	8,955,588	178,385
Short-term investments	575,483	564,281	11,202	—
TALF investments, at market value	250,265	—	250,265	—
Equity securities	36,623	36,623	—	—
Other investments	58,751	—	9,083	49,668

Total assets measured at fair value	$10,521,874	$1,067,683	$9,226,138	$228,053

Liabilities measured at fair value:
TALF borrowings, at market value	$217,565	$—	$217,565	$—

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total
Year Ended December 31, 2010:
Balance at beginning of period	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	11,687	3,250	14,937
Included in other comprehensive income	(8,744)	(694)	(9,438)
Purchases, issuances and settlements	(27,819)	(44,366)	(72,185)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$153,509	$7,858	$161,367

Year Ended December 31, 2009:
Balance at beginning of year	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	2,395	(14,117)	(11,722)
Included in other comprehensive income	52,698	24,075	76,773
Purchases, issuances and settlements	(19,279)	(629)	(19,908)
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$178,385	$49,668	$228,053

Year Ended December 31, 2008:
Balance at beginning of year	$3,752	$11,504	$15,256
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	(780)	757	(23)
Included in other comprehensive income	—	(2,660)	(2,660)
Purchases, issuances and settlements	2,803	(829)	1,974
Transfers in and/or out of Level 3	136,796	31,567	168,363

Balance at end of period	$142,571	$40,339	$182,910

(1)
Gains or losses on fixed maturities were recorded as a component of net investment income while gains or losses on other investments were recorded in net realized gains (losses).

        The amount of total gains for 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010 was $14.9 million. The amount of total losses for 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009 was $2.6 million, compared to a de minimis amount at December 31, 2008.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

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

        Goodwill and Intangible Assets.    The goodwill and intangible assets of acquired businesses, which totaled $23.2 million and $24.2 million, respectively, at December 31, 2010 and 2009, is included in "Other assets" in the Company's balance sheet and represents the difference between the purchase price and the fair value of the net tangible assets of the acquired businesses. The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, but at least annually for goodwill. When the Company determines goodwill and intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value.

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

        In addition, the Company purchases to-be-announced mortgage backed securities ("TBAs") as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company's position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2010 or December 31, 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments (Continued)

        The following table summarizes information on the balance sheet locations, market values and notional values of the Company's derivative instruments:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Estimated Market Value	Notional Value	Estimated Market Value	Notional Value
December 31, 2010:
Futures	Other investments	$1,968	$512,292	$(62)	$23,544
Foreign currency forwards	Other investments	4,093	119,969	(13,582)	277,908
TBAs	Fixed maturities	125,397	121,100	—	—
Other	Other investments	14,236	239,552	(4,595)	268,597

Total		$145,694		$(18,239)

December 31, 2009:
Futures	Other investments	$577	$472,904	$(208)	$513,034
Foreign currency forwards	Other investments	757	73,340	(12,408)	310,030
TBAs	Fixed maturities	11,070	11,000	(616)	600
Other	Other investments	26	1,975	(1,010)	143,870

Total		$12,430		$(14,242)

        The following table summarizes derivative instrument activity, which is reflected as net realized gains or losses in the consolidated statements of operations:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2010	2009
Futures	$36,675	$3,791
Foreign currency forwards	(5,266)	(5,798)
TBAs	6,311	1,154
Other	4,303	389

Total	$42,023	$(464)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Comprehensive Income (Loss)

        Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Year Ended December 31, 2010
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	$242,515	$5,779	$236,736
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,752)	—	(1,752)
Less reclassification of net realized gains included in net income	175,628	5,697	169,931
Foreign currency translation adjustments	2,312	1,388	924

Other comprehensive income	$67,447	$1,470	$65,977

Year Ended December 31, 2009
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	$585,278	$11,094	$574,184
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(81,376)	—	(81,376)
Less reclassification of net realized gains included in net income	54,655	6,077	48,578
Foreign currency translation adjustments	13,555	2,196	11,359

Other comprehensive income	$462,802	$7,213	$455,589

Year Ended December 31, 2008
Unrealized decline in value of investments:
Unrealized holding losses arising during period	$(568,422)	$13,821	$(582,243)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	—
Less reclassification of net realized losses included in net income	(201,911)	5,054	(206,965)
Foreign currency translation adjustments	(38,079)	(2,539)	(35,540)

Other comprehensive loss	$(404,590)	$6,228	$(410,818)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        ACGL and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL and its non-U.S. subsidiaries will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors (subject to reduction by any applicable income tax treaty). ACGL and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax include the United States, United Kingdom, Ireland, Canada, Switzerland and Denmark.

        The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2010	2009	2008
Current expense:
U.S. Federal	$10,054	$20,243	$16,704
U.S. State	619	742	825
Non-U.S.	8,620	2,627	5,631

	19,293	23,612	23,160
Deferred expense (benefit):
U.S. Federal	(12,796)	(1,485)	(7,740)
Non-U.S.	1,371	(1,419)	(1,881)

	(11,425)	(2,904)	(9,621)

Income tax expense	$7,868	$20,708	$13,539

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

	Year Ended December 31,
	2010	2009	2008
Expected income tax expense computed on pre-tax income at weighted average income tax rate	$10,155	$31,162	$19,854
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(8,281)	(8,911)	(11,403)
Meals and entertainment	657	462	641
State taxes, net of U.S. federal tax benefit	402	506	536
U.S. operations' foreign taxes, net of U.S. federal tax benefit	(253)	(983)	2,133
Reorganization of foreign branch	—	—	589
Prior year adjustment	677	(1,992)	253
Non deductible foreign exchange losses	1,067	—	—
Changes in applicable tax rate	1,469	—	—
Dividend withholding taxes	718	—	—
Other	1,257	464	936

Income tax expense	$7,868	$20,708	$13,539

        The Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $5.0 million at December 31, 2010. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2018 and 2020.

        The Company also has a foreign tax credit carryforward of $6.2 million, of which $5.0 million relates to the Company's U.S. operations and will expire between 2018 and 2020. Additionally, the Company has an alternative minimum tax ("AMT") credit carryforward in the amount of $6.6 million which can be carried forward indefinitely.

        On November 20, 2001, the Company underwent an ownership change for U.S. federal income tax purposes as a result of the investment led by investment funds associated with Warburg Pincus LLC ("Warburg Pincus") and Hellman and Friedman LLC ("Hellman & Friedman"). As a result of this ownership change, limitations have been imposed upon the utilization by the Company's U.S. operating subsidiaries of existing net operating losses. Utilization by such subsidiaries of the net operating losses is limited to approximately $2.4 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (the "Code").

        The Company's Danish subsidiary has a net operating loss carryforward of $2.5 million which can be carried forward without expiration.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities were as follows:

	December 31,
	2010	2009
Deferred income tax assets:
Net operating loss	$2,387	$2,601
Deferred ceding commission	6,697	9,548
AMT credit carryforward	6,642	—
Discounting of net loss reserves	37,955	35,657
Net unearned premium reserve	13,563	13,210
Compensation liabilities	22,396	21,693
Foreign tax credit carryforward	6,238	2,283
Interest expense	950	3,161
Other, net	9,784	5,066

Total deferred tax assets	106,612	93,219

Deferred income tax liabilities:
Depreciation and amortization	(6,211)	(3,954)
Deferred acquisition costs, net	(2,850)	(2,196)
Deposit accounting liability	(4,702)	(5,090)
Net unrealized foreign exchange gains	(3,021)	(1,634)
Net unrealized appreciation of investments	(21,102)	(20,876)
Other, net	(2,748)	(3,181)

Total deferred tax liabilities	(40,634)	(36,931)

Net deferred income tax asset	$65,978	$56,288

        FASB guidance regarding the accounting for uncertainty in income taxes prescribes a "more likely than not" threshold for the financial statement recognition of a tax position taken or expected to be taken in a tax return, assuming the relevant tax authority has full knowledge of all relevant information. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes.

        As of December 31, 2010 and 2009, the Company's total unrecognized tax benefits, including interest and penalties, were nil.

        The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination for years before 2007.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        In addition to unrecognized tax benefits, the Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2010 and 2009, the Company's valuation allowance was nil.

        During 2010, 2009 and 2008, the Company paid $7.2 million, $31.4 million and $11.4 million for income taxes, net of recoveries, respectively. As of December 31, 2010, the Company's current income tax recoverable (included in "Other assets") was $10.2 million.

  Federal Excise Taxes

        The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For 2010, 2009 and 2008, the Company incurred approximately $11.5 million, $12.8 million and $12.8 million, respectively, of federal excise taxes. Such amounts are reflected as acquisition expenses in the Company's consolidated statements of income.

12. Transactions with Related Parties

        The Company made an investment of $50.0 million in Aeolus LP ("Aeolus") in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. In return for its investment, included in "Other investments" on the Company's balance sheet, the Company received an approximately 4.9% preferred interest in Aeolus and a pro rata share of certain founders' interests. The investment is accounted for using the equity method. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus. During 2010, all remaining shares of the Company owned by Warburg Pincus were distributed. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During 2009, the Company received a distribution of $14.0 million from Aeolus as part of a repurchase agreement. Following such receipt, the Company's preferred interest percentage decreased to approximately 4.4%.

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

        The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively, "reinsurance recoverables"), investments and cash and cash equivalent balances. The Company's reinsurance recoverables at December 31, 2010 and 2009 amounted to $1.89 billion and $1.84 billion, respectively, and primarily

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

        In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2010, approximately 18.8% and 15.1% of the Company's consolidated gross written premiums were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively, compared to approximately 21.4% and 15.6% for 2009, respectively, and 15.3% and 17.0% for 2008, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2010, 2009 and 2008.

        The Company's available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2010 other than investments issued or guaranteed by the United States government or its agencies. The Company's unfunded commitments relating to investments totaled approximately $95.5 million at December 31, 2010.

  Letter of Credit and Revolving Credit Facilities

        As of December 31, 2010, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the "Credit Agreement"). Under the terms of the Credit Agreement, Arch Re U.S. is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company's insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company's compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders' equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of the Company's subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2010. The Credit Agreement expires on August 30, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

        Including the secured letter of credit portion of the Credit Agreement, the Company has access to letter of credit facilities for up to a total of $1.38 billion. Arch Re Bermuda also has access to other letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the "LOC Facilities"). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company's reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company's business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company's investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2010. At such date, the Company had approximately $743.1 million in outstanding letters of credit under the LOC Facilities, which were secured by investments totaling $831.6 million. In May 2008, the Company borrowed $100.0 million under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points. The proceeds from such borrowings, which are repayable in August 2011, were contributed as additional share capital to Arch Re Bermuda and used to fund the investment in Gulf Re (see Note 6).

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

        As of December 31, 2010, the Company had $402.4 million of securities under TALF, consisting of 19 individual TALF investments, which are reflected as "TALF investments, at market value" and $325.8 million of secured financing from the FRBNY which is reflected as "TALF borrowings, at market value." The maturity dates for the TALF borrowings range from July 2012 to May 2015, with interest rates that range from approximately 1.2% to 3.9% based on either variable or fixed interest rates depending on the related TALF investments. See Note 7, "Investment Information—TALF Program," for additional information.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

  Leases and Purchase Obligations

        At December 31, 2010, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company's operating leases are as follows:

2011	$16,831
2012	14,766
2013	13,657
2014	12,714
2015	11,228
Thereafter	58,265

Total	$127,461

        All of these leases are for the rental of office space, with expiration terms that range from 2011 to 2024. Rental expense, net of income from subleases, was approximately $15.0 million, $16.9 million and $17.5 million for 2010, 2009 and 2008, respectively.

        The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $30.1 million and $22.0 million at December 31, 2010 and 2009, respectively.

  Employment and Other Arrangements

        At December 31, 2010, the Company has entered into employment agreements with certain of its executive officers for periods extending up to November 2012. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

  WTM Re Transaction and Related Contingencies

        On May 5, 2000, the Company sold the prior reinsurance operations of Arch Re U.S. pursuant to an agreement entered into as of January 10, 2000 with White Mountains Reinsurance Company of America, formerly known as Folksamerica Reinsurance Company, and a related holding company (collectively, "WTM Re"). WTM Re assumed Arch Re U.S.'s liabilities under the reinsurance agreements transferred in the asset sale and Arch Re U.S. transferred to WTM Re assets estimated in an aggregate amount equal in book value to the book value of the liabilities assumed. The WTM Re transaction was structured as a transfer and assumption agreement (and not reinsurance) and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on the Company's balance sheet. WTM Re assumed Arch Re U.S.'s rights and obligations under the reinsurance agreements transferred in the asset sale. The reinsureds under such agreements were notified that WTM Re had assumed Arch Re U.S.'s obligations and that, unless the reinsureds object to the assumption, Arch Re U.S. will be released from its obligations to those reinsured. None of such reinsureds objected to the assumption. However, Arch Re U.S. will continue to be liable under those reinsurance agreements if the notice is found not to be an effective release by the reinsureds. WTM Re has agreed to indemnify the Company for any losses arising out of the reinsurance agreements transferred to WTM Re in the asset sale. However, in

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

the event that WTM Re refuses or is unable to perform its obligations to the Company, Arch Re U.S. may incur losses relating to the reinsurance agreements transferred in the asset sale. WTM Re's A.M. Best rating was "A-" (Excellent) at December 31, 2010. WTM Re reported policyholders' surplus of $832.0 million at December 31, 2009.

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

14. Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For 2010, 2009 and 2008, interest expense on the Senior Notes was $22.1 million. The market value of the Senior Notes at December 31, 2010 and 2009 was $310.9 million and $298.6 million, respectively.

        During 2010, 2009 and 2008, the Company made interest payments of $29.9 million, $24.6 million and $23.8 million, respectively, related to its Senior Notes and other financing arrangements discussed in Note 13.

15. Share Capital

  Authorized and Issued

        The authorized share capital of the Company consists of 200,000,000 Common Shares, par value of $0.01 per share, and 50,000,000 Preferred Shares, par value of $0.01 per share.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share Capital (Continued)

  Common Shares

        Changes in the Company's issued and outstanding Common Shares are reflected in the table below:

	Year Ended December 31,
	2010	2009	2008
Common Shares:
Shares issued and outstanding, beginning of year	54,761,678	60,511,974	67,318,466
Shares issued(1)	1,237,076	527,953	695,769
Restricted shares issued, net of cancellations	369,061	519,423	17,345
Shares repurchased and retired(2)	(3,009,943)	(6,797,672)	(7,519,606)

Shares issued, end of year	53,357,872	54,761,678	60,511,974
Common shares in treasury, end of year	(6,813,797)	—	—

Shares issued and outstanding, end of year	46,544,075	54,761,678	60,511,974

(1)
Includes shares issued from the exercise of stock options and shares issued from the employee share purchase plan.

(2)
Includes shares repurchased and retired from the share repurchase plan.

  Share Repurchases

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008 and a $1.0 billion authorization in November 2009. Since the inception of the share repurchase program through December 31, 2010, ACGL has repurchased approximately 31.7 million common shares for an aggregate purchase price of $2.27 billion. During 2010, ACGL repurchased 9.7 million common shares for an aggregate purchase price of $761.9 million, compared to 6.7 million common shares for an aggregate purchase price of $458.4 million during 2009 and 7.5 million shares repurchased for an aggregate purchase price of $513.1 million during 2008. Weighted average shares outstanding for 2010 were reduced by 27.0 million shares, compared to 16.2 million shares for 2009 and 12.9 million shares for 2008. At December 31, 2010, approximately $229.5 million of share repurchases were available under the program.

        In addition, the board of directors of ACGL approved a $1.0 billion authorization in February 2011 (see Note 20, "Subsequent Events"). Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

  Treasury Shares

        In May 2010, ACGL's shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL's board of directors. From May 5 to December 31, 2010, all repurchases of ACGL's common shares in

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share Capital (Continued)

connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in 'Common shares held in treasury, at cost.' Prior to May 5, 2010, such acquisitions were reflected as a reduction in additional paid-in capital. At December 31, 2010, the Company held 6.8 million shares for an aggregate cost of $549.9 million in treasury, at cost.

  Long Term Incentive and Share Award Plans

        On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the "ESPP"). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an "employee share purchase plan" under Section 423 of the Code. A total of 750,000 common shares are reserved for issuance under the ESPP. At December 31, 2010, approximately 510,839 shares remain available for issuance. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant's right to purchase stock under the ESPP cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year. The Company recorded $0.6 million of share-based compensation expense, net of a tax benefit of $0.2 million, related to the ESPP for 2010, compared to $0.5 million, net of a tax benefit of $0.1 million, for 2009 and $0.6 million, net of a tax benefit of $0.2 million, for 2008.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share Capital (Continued)

        Grants which were outstanding at May 11, 2007 under the 2005 Plan will continue in accordance with their original terms (subject to such amendments as the compensation committee determines appropriate, consistent with the terms of the 2005 Plan), and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. The number of common shares reserved for issuance under the 2007 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company's capital structure, is equal to the sum of (i) 2,500,000 and (ii) the number of common shares subject to outstanding grants under the 2005 Plan as of the effective date as well as common shares remaining available for issuance under the 2005 Plan but not subject to previously exercised or vested grants as of the effective date, except that no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2010, approximately 1,527,988 shares are available for grant under the 2007 Plan.

        In June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the "2002 Plan"). An aggregate of 3,165,830 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2002 Plan provides the Company's non-employee directors with the opportunity to receive their annual retainer fee for service as a director in Common Shares. As of December 31, 2010, approximately 18,584 shares are available for grant under the 2002 Plan.

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

        The Company recorded after-tax share-based compensation expense of $6.6 million related to stock option awards for 2010, net of a tax benefit of $1.4 million, compared to $4.8 million related to stock option awards for 2009, net of a tax benefit of $1.3 million, and $7.2 million related to stock option awards for 2008, net of a tax benefit of $2.1 million. As of December 31, 2010, there was approximately $6.5 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.5 years.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share Capital (Continued)

        For purposes of determining estimated market value, the Company has computed the estimated market values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, stock options generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The expected life assumption (i.e., the estimated period of time between the date an option is granted and the date the option is exercised) was based on an expected term analysis which incorporated the Company's historical share option exercise experience. The Company based its estimate of expected volatility for options granted during 2010 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company's transition as a worldwide insurance and reinsurance company. For options granted during 2009 and 2008, the Company based its volatility estimate under the same method used for 2010, using the period from September 20, 2002 through the last day of the applicable period.

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	25.5%	26.2%	20.4%
Risk free interest rate	2.7%	2.6%	3.4%
Expected option life	5.9 years	5.8 years	5.7 years

        The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact the Company's fair value determination.

        A summary of option activity under the Company's Long Term Incentive and Share Award Plans during 2010 is presented below:

	Year Ended December 31, 2010
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,016,104	$38.03
Granted	362,170	$74.87
Exercised	(1,270,466)	$29.61
Forfeited or expired	(23,952)	$66.09

Outstanding, end of period	4,083,856	$43.75

Exercisable, end of period	3,468,425	$39.53

        The weighted average grant-date fair value of options granted during 2010, 2009 and 2008 was $22.90, $17.68 and $19.07, respectively. The aggregate intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $61.7 million, $20.2 million, and $22.6 million, respectively and

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share Capital (Continued)

represents the difference between the exercise price of the option and the closing market price of the Company's common shares on the exercise dates. Shares issued upon exercise of stock options were from the Company's authorized but unissued share capital pool.

        The aggregate intrinsic value of the Company's outstanding and exercisable stock options at December 31, 2010 was $180.9 million and $168.3 million, respectively. The weighted average remaining contractual life of the Company's outstanding and exercisable stock options at December 31, 2010 was 4.1 years and 3.3 years, respectively. During 2010, the Company received proceeds of $28.9 million from the exercise of stock options and recognized a tax benefit of $10.2 million from the exercise of such options.

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

        The Company recorded $17.3 million of share-based compensation expense, net of a tax benefit of $5.0 million, related to restricted share and unit awards for 2010, compared to $15.8 million, net of a tax benefit of $4.5 million, for 2009 and $16.0 million, net of a tax benefit of $4.1 million, for 2008. As of December 31, 2010, there were $16.7 million and $4.5 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 1.7 years and 0.9 years, respectively.

        A summary of restricted share and unit activity under the Company's Long Term Incentive and Share Award Plans for 2010 is presented below:

	Year Ended December 31, 2010
	Restricted Common Shares	Restricted Unit Awards
Non-Vested Shares:
Unvested balance, beginning of year	429,055	261,012
Granted	273,765	32,304
Vested	(225,190)	(113,645)
Forfeited	(18,349)	(6,493)

Unvested balance, end of year	459,281	173,178

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$59.82	—
Granted	$75.08	—
Vested	$62.52	—
Forfeited	$65.31	—
Unvested balance, end of year	$67.36	—

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share Capital (Continued)

        During 2010, 2009 and 2008, the Company granted an aggregate of 306,069, 380,123 and 348,339 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $75.16, $57.79 and $69.25, respectively. During 2010, 2009 and 2008, the aggregate fair value of restricted shares and units that vested was $25.1 million, $20.8 million and $15.3 million, respectively. The aggregate intrinsic value of restricted units outstanding and exercisable at December 31, 2010 was $15.2 million and $2.3 million, respectively.

        The issuance of share-based awards and amortization thereon has no effect on the Company's consolidated shareholders' equity.

  Preferred Shares

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares ("Preferred Shares"). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("Series A Preferred Shares") were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("Series B Preferred Shares") were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a redemption price of $25.00 per share on or after (1) February 1, 2011 for the Series A Preferred Shares and (2) May 15, 2011 for the Series B Preferred Shares. Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. The Company paid $25.8 million in 2010, 2009 and 2008 to holders of the Preferred Shares. At December 31, 2010, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares. Certain executive officers and directors of the Company own less than 1% of the aggregate outstanding Preferred Shares.

16. Retirement Plans

        For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants' eligible compensation. For 2010, 2009 and 2008, the Company expensed approximately $18.1 million, $16.8 million and $19.6 million, respectively, related to these retirement plans.

17. Legal Proceedings

        The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2010, the Company was not a

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Legal Proceedings (Continued)

party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company's results of operations and financial condition and liquidity.

18. Statutory Information

        The Company's insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.

        The statutory capital and surplus for the Company's principal operating subsidiaries at December 31, 2010 and 2009 was as follows:

	Year Ended December 31,
	2010	2009
Statutory capital and surplus(1):
Bermuda	$4,441,225	$4,260,704
Ireland	$418,834	$407,809
United States	$870,600	$850,473
United Kingdom	$99,901	$97,867

(1)
Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.

        The statutory net income (loss) for the Company's principal operating subsidiaries for 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory net income (loss):
Bermuda	$896,328	$940,313	$349,834
Ireland	$11,457	$438	$(1,217)
United States	$22,235	$74,470	$46,227
United Kingdom	$3,707	$(1,371)	$2,855

        Statutory accounting differs from U.S. GAAP in the reporting of certain items such as acquisition costs, deferred income taxes and investments.

  Bermuda

        Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Arch Re Bermuda, the Company's Bermuda reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the Bermuda Monetary Authority ("BMA"). The Insurance Act also requires Arch Re Bermuda to maintain minimum share capital of $1.0 million, to meet minimum liquidity ratios and a minimum solvency margin equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Statutory Information (Continued)

ceded by Arch Re Bermuda but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. At December 31, 2010 and 2009, such requirements were met.

        Arch Re Bermuda is also required to file a regulatory risk based capital model that measures risks and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements). In addition, all Class 4 Bermuda insurers must prepare and file with the BMA audited GAAP basis annual financial statements, which must be made publicly available. Declarations of dividends from retained earnings and distributions from additional paid-in-capital are subject to these requirements being met. For all applicable periods presented herein, Arch Re Bermuda satisfied these requirements.

        The Bermuda Companies Act 1981 (the "Companies Act") limits Arch Re Bermuda's ability to pay dividends and distributions to shareholders if there are reasonable grounds for believing that: (a) Arch Re Bermuda is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of Arch Re Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $1.11 billion to ACGL during 2011 without providing an affidavit to the Bermuda Monetary Authority, as discussed above.

  Ireland

        The Company's Ireland subsidiary, Arch Re Europe, was licensed and authorized by the Central Bank of Ireland ("CBOI"), which replaced the Irish Financial Services Regulatory Authority, as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Irish authorized reinsurers, such as Arch Re Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2006. Arch Re Europe must file and submit its annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2006 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI. Arch Re Europe is required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006, related guidance and the European Communities Insurance Accounts Regulations, 1996. Assets constituting statutory reserves must comply with certain principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Statutory Information (Continued)

        Under Irish company law, Arch Re Europe is permitted to make distributions only out of profits available for distribution. A company's profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements.

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

        Arch Insurance Europe must file annual audited financial statements in accordance with International Financial Reporting Standards with Companies House under the Companies Act 1985 (as amended). In addition, Arch Insurance Europe is required to file regulatory returns with the FSA, which regulates insurance and reinsurance companies operating from the U.K. The financial statements required to be submitted to Companies House form the basis for the regulatory return required to be submitted to the FSA. The FSA's capital adequacy and solvency regulations require a margin of capital

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Statutory Information (Continued)

to be determined by Arch Insurance Europe's own individual capital assessment to value capital adequacy. The model Arch Insurance Europe uses to determine the capital requirement is reviewed and approved by the FSA who then issue an individual capital guidance.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Unaudited Quarterly Financial Information

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2010 Income Statement Data:
Net premiums written	$482,911	$636,117	$624,258	$767,754

Net premiums earned	$632,146	$627,409	$623,011	$669,917
Fee income	2,814	874	883	794
Other income	6,165	1,840	4,528	5,978
Net investment income	90,601	90,768	90,537	92,972
Equity in net income (loss) of investment funds accounted for using the equity method	22,990	9,708	(348)	29,050
Net realized gains (losses)	74,027	68,828	62,114	47,782
Net impairment losses recognized in earnings	(3,230)	(2,075)	(4,410)	(1,606)
Losses and loss adjustment expenses	(367,326)	(359,193)	(363,145)	(428,051)
Acquisition expenses	(104,824)	(111,279)	(107,475)	(117,624)
Other operating expenses	(121,335)	(103,121)	(101,533)	(106,806)
Interest expense	(7,460)	(7,371)	(7,916)	(7,260)
Net foreign exchange gains (losses)	6,039	(65,157)	48,625	38,601
Income tax expense	3,505	(3,200)	(1,420)	(6,753)

Net income	234,112	148,031	243,451	216,994
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)

Net income available to common shareholders	$227,651	$141,570	$236,990	$210,533

Net income per common share data
Basic	$4.77	$2.89	$4.65	$3.97
Diluted	$4.54	$2.77	$4.45	$3.79
2009 Income Statement Data:
Net premiums written	$519,087	$727,308	$693,854	$822,863

Net premiums earned	$708,538	$734,385	$699,258	$700,564
Fee income	894	826	817	925
Other income	5,428	5,687	4,950	3,951
Net investment income	93,551	100,213	100,485	95,882
Equity in net income (loss) of investment funds accounted for using the equity method	32,391	69,119	75,890	(9,581)
Net realized gains (losses)	89,901	70,638	(11,793)	(5,164)
Net impairment losses recognized in earnings	(4,493)	(4,643)	(20,863)	(36,134)
Losses and loss adjustment expenses	(410,360)	(444,914)	(398,858)	(400,542)
Acquisition expenses	(120,549)	(122,739)	(123,814)	(126,458)
Other operating expenses	(105,985)	(99,743)	(99,294)	(87,116)
Interest expense	(7,015)	(6,001)	(5,712)	(5,712)
Net foreign exchange gains (losses)	9,051	(19,755)	(53,658)	25,205
Income tax expense	(195)	(2,205)	(8,818)	(9,490)

Net income	291,157	280,868	158,590	146,330
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)

Net income available to common shareholders	$284,696	$274,407	$152,129	$139,869

Net income per common share data
Basic	$4.96	$4.56	$2.52	$2.32
Diluted	$4.75	$4.39	$2.43	$2.24

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Subsequent Events

        The Company's 2011 first quarter results will be impacted by the Australian flooding and Cyclone Yasi that occurred in Australia in January 2011. Although it is early in the estimation process, the Company's preliminary estimate of losses for the 2011 first quarter events is in the range of $30 million to $60 million, net of reinsurance and reinstatement premiums. The Company's preliminary estimates for the Australian floods and Cyclone Yasi are based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from the Company's clients and brokers to date and a review of in-force contracts. The Company's actual losses from these events may vary materially from the estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if the Company's reinsurers fail to meet their obligations to the Company or the reinsurance protections purchased by the Company are exhausted or are otherwise unavailable.

        On February 22, 2011, there was a major earthquake in southern New Zealand. The Company provides property and casualty coverage in New Zealand. Due to the recentness of this event, the Company is unable to estimate the amount of loss at this time; however, the Company anticipates that the loss will adversely impact the first quarter 2011 financial results, but will not have a material adverse effect on its financial condition.

        From January 1 to February 24, 2011, the Company repurchased 1.7 million common shares for an aggregate purchase price of $145.2 million. In February 2011, the board of directors of ACGL approved an investment of up to $1.0 billion in ACGL's common shares through December 31, 2012. Including the remaining amount available under the previous authorization, $1.08 billion of repurchases were available under the share repurchase program at February 24, 2011.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2010, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework.

        Based on our assessment, management determined that, as of December 31, 2010, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

  Changes in Internal Controls Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement ("Proxy Statement") for our annual meeting of shareholders to be held in 2011, which we intend to file with the SEC pursuant to Regulation 14A. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL's corporate secretary, Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2011, which Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2011, which Proxy Statement is incorporated by reference.

        SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        In October 2001, we adopted the Long Term Incentive Plan for New Employees ("New Employee Plan") to provide incentives to attract and motivate new hires in connection with the launch of our underwriting initiative. A total of 3,634,170 of such share awards were granted under the New Employee Plan. The New Employee Plan was not approved by our shareholders and was subsequently terminated in 2002, although a total of 750,973 share awards remain outstanding under the New Employee Plan as of December 31, 2010. For information about our equity compensation plans, see note 15, "Share Capital," of the notes accompanying our consolidated financial statements.

        The following information is as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options(1), warrants and rights (a)	Weighted- average exercise price of outstanding options(1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,506,061	$46.18	1,546,572
Equity compensation plans not approved by security holders	750,973	$22.29	—

Total	4,257,034	$41.97	1,546,572

(1)
Includes all vested and unvested options outstanding of 4,083,856 and restricted stock units outstanding of 173,178.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2011, which Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information to be included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2011, which Proxy Statement is incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Financial Statement Schedules and Exhibits.

1.
Financial Statements

    Included in Part II—see Item 8 of this report.

  2.
  Financial Statement Schedules

        Schedules other than those listed above are omitted for the reason that they are not applicable.

  3.
  Exhibits

Exhibit Number	Description
3.1	Memorandum of Association of Arch Capital Group Ltd. ("ACGL")(l)
3.2	Bye-Laws of ACGL (filed herewith)
3.3	ACGL Certificate of Deposit (filed herewith)
4.1.1	Certificate of Designations of Series A Non-Cumulative Preferred Shares(gg)
4.1.2	Certificate of Designations of Series B Non-Cumulative Preferred Shares(kk)
4.2.1	Specimen Common Share Certificate(n)
4.2.2	Specimen Series A Non-Cumulative Preferred Share Certificate(gg)
4.2.3	Specimen Series B Non-Cumulative Preferred Share Certificate(kk)
4.3	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) ("JPMCB")(w)
10.1	Lease Agreement, dated as of July 22, 2008, between M-C Plaza II & II L.L.C. and Arch Insurance(ww)
10.2.1	ACGL 1995 Long Term Incentive and Share Award Plan ("1995 Stock Plan")(b)†
10.2.2	First Amendment to the 1995 Stock Plan(c)†
10.3	ACGL 1999 Long Term Incentive and Share Award Plan(g)†
10.4.1	ACGL Long Term Incentive Plan for New Employees ("2001 Plan")(p)†

Exhibit Number	Description
10.4.2	First Amendment to the 2001 Plan(xx)†
10.5.1	ACGL 2002 Long Term Incentive and Share Award Plan ("2002 Plan")(s)†
10.5.2	First Amendment to the 2002 Plan(u)†
10.5.3	Second Amendment to the 2002 Plan(ww)†
10.6	Second Amended and Restated ACGL Incentive Compensation Plan(ww)†
10.7	ACGL 2007 Long Term Incentive and Share Award Plan(mm)†
10.8.1	ACGL 2007 Employee Share Purchase Plan ("2007 ESPP")(mm)†
10.8.2	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007(qq)†
10.9.1	Restricted Share Agreements with ACGL—Executive Officers of ACGL—September 19, 1995 grants(d)†
10.9.2	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(o), February 26, 2004 grant(aa) September 22, 2004 grant(x) and November 15, 2005 grant(hh) †
10.9.3	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005 grant(hh)†
10.9.4	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(o), February 20, 2003 grant(v) and September 22, 2004 grant(x)†
10.9.5	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(p), February 26, 2004 grant(aa) and September 22, 2004 grant(x)†
10.9.6
Restricted Share Agreements with ACGL—John D. Vollaro—January 18, 2002 grant ("January Restricted Share Agreement")(s), February 20, 2003 grant(v), Amendment No. 1 to January Restricted Share Agreement(t) and September 22, 2004 grant(x)†
10.9.7	Restricted Share Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grants(qq)†
10.9.8	Restricted Share Agreement with ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—May 11, 2007 grants(qq)†
10.9.9
Restricted Share Unit Agreement—Constantine Iordanou—February 20, 2003 grant ("February RSU Agreement")(v), First Amendment to February RSU Agreement—December 9, 2008 grant(ww) and Second Amendment to February RSU Agreement—July 9, 2009 grant(zz)†
10.9.10
Restricted Share Unit Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 9, 2008 grants(uu)†
10.9.11	Restricted Share Unit Agreement with ACGL—Mark D. Lyons—May 9, 2008 grant(uu), May 6, 2009 grant(aaa) and May 5, 2010(bbb)†
10.9.12	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(v)†
10.9.13
Restricted Share Agreements with ACGL substantially in the form signed by the Non-Employee Directors of ACGL—2003 annual grants(z), 2004 annual grants(y), 2005 annual grants(qq), 2008 annual grants(ww) and 2009 grants(bbb)†
10.9.14	Restricted Share Agreements with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006 grants(ll)†

Exhibit Number	Description
10.9.15	Restricted Share Agreements ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—February 23, 2006 grants(ll)†
10.9.16	Restricted Share Agreement with ACGL—John C.R. Hele—April 1, 2009 grant(xx)†
10.9.17
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, John D. Vollaro, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson—May 6, 2009 grants(aaa)†
10.9.18
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson—May 5, 2010 grants(bbb) †
10.10.1	Stock Option Agreements with ACGL—Executive Officers of ACGL—1995 and 1996 grants(d), 1997 and 1998 grants(f) and 2000 grants(m)†
10.10.2	Amendments to Stock Option Agreements with ACGL—Executive Officers and Directors of ACGL—May 5, 2000(n)†
10.10.3
Stock Option Agreements with ACGL—Non-Employee Directors of ACGL—initial grants(f)(i), 1996 and 1997 annual grants(c), 1998 annual grants(e), 1999 annual grants(f), 2000 annual grants(i) and 2001 annual grants(n)†
10.10.4	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(o), October 23, 2001 grant(o) and September 22, 2004 grant(x)(dd)†
10.10.5	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(o), September 22, 2004 grant(x)(dd) and November 15, 2005(hh)†
10.10.6	Stock Option Agreement, dated July 1, 2005, between ACGL and W. Preston Hutchings(hh)†
10.10.7	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grant(p)†
10.10.8	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(p) and September 22, 2004 grant(x)(ee)†
10.10.9	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant(s) and September 22, 2004 grant(x)(ee)†
10.10.10	Stock Option Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006 grants(ll)†
10.10.11	Stock Option Agreements with W. Preston Hutchings and Louis T. Petrillo—February 23, 2006 grants(ll)†
10.10.12	Stock Option Agreement with John C.R. Hele—April 1, 2009 grant(xx)†
10.11.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings—May 11, 2007 grants(qq)†
10.11.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grants(qq)†
10.11.3
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 9, 2008 grants(ww)†

Exhibit Number	Description
10.11.4	Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, John D. Vollaro and Louis T. Petrillo—May 6, 2009 grant(aaa)†
10.11.5
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 5, 2010 grant(bbb)†
10.12	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(k) and Amendment to Change in Control Agreement, dated as of December 31, 2008(ww) †
10.13
Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(p), First Amendment to same, dated as of November 16, 2005(hh) and Second Amendment to same, dated as of November 24, 2008(ww)†
10.14	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(ff) and Amendment to same, dated as of May 21, 2008(ss)†
10.15	Employment Agreement, dated as of November 28, 2007 between ACGL and Constantine Iordanou(pp) and Amendment to same, dated as of December 31, 2008(ww)†
10.16	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro(tt)†
10.17	Employment Agreement, dated as of October 22, 2008, between ACGL and John C.R. Hele(tt)†
10.18	Employment Agreement, dated as of August 1, 2006, between Arch Insurance Group Inc. and Mark D. Lyons(ww) and Amendment to same, dated as of November 24, 2008(ww)†
10.19	Assumption of Change in Control Agreements(n)†
10.20	ACGL 1995 Employee Stock Purchase Plan(a)†
10.21	Arch Capital Group (U.S.) Inc. ("Arch U.S.") Executive Supplemental Non-Qualified Savings and Retirement Plan(ww)†
10.22	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica(h)
10.23	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) ("Arch Re U.S.") and Folksamerica(j)
10.24	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(n)
10.25	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(l)
10.26	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(l)

Exhibit Number	Description
10.27.1	Second Amended and Restated Credit Agreement, dated as of August 30, 2006 ("Second Amended and Restated Credit Agreement"), by and among ACGL, Arch U.S., Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Reinsurance Company, Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company (formerly Western Diversified Casualty Insurance Company) and Arch Insurance Company (Europe) Limited, with Barclays Bank Plc, The Bank of New York, Calyon, New York Branch, Citibank, N.A., ING Bank N.V., London Branch, Lloyd's TSB Bank plc, and Wachovia Bank, N.A., as documentation agents, Bank of America, N.A., as syndication agent, JPMCB, as administrative agent, and the lenders named therein(kk)
10.27.2	First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 1, 2007(nn)
10.27.3	Second Amendment to the Second Amended and Restated Credit Agreement, dated as of June 26, 2009(yy)
10.28
Letter of Credit and Reimbursement Agreement, dated as of November 18, 2010 by and among Arch Re Bermuda, ING Bank N.V., London Branch ("ING Bank"), as agent, and ING Bank and Lloyds Bank TSB Bank plc ("Lloyds TSB Bank"), as original lenders, and ING Bank and Lloyds TSB as mandated lead arrangers(ccc)
10.29	Master Reimbursement Agreement, dated as of November 6, 2009, between Citibank Europe PLC and Arch Re Bermuda(aaa)
10.30.1
Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. ("Protective"), Arch Capital Holdings Ltd. ("Arch Capital Holdings") and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(aa)
10.30.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(bb)
10.31	Joint Venture Agreement, dated as of January 22, 2008, between Gulf Investment Corporation GSC and Arch Re Bermuda relating to Gulf Holdings Limited(rr)(vv)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Power of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(cc)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following financial information from ACGL's Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text (filed herewith)(ddd)

(a)
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

(t)
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

(x)
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

(dd)
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

(hh)
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

(mm)
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

(vv)
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

(aaa)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, and incorporated by reference.

(bbb)
Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2010, as filed with the SEC on November 8, 2010, and incorporated by reference.

(ccc)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on November 19, 2010, and incorporated by reference.

(ddd)
This exhibit will not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that we specifically incorporate it by reference.

†
Management contract or compensatory plan or arrangement.

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

February 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CONSTANTINE IORDANOU Constantine Iordanou	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
/s/ JOHN C.R. HELE John C.R. Hele	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 28, 2011
* Wolfe "Bill" H. Bragin	Director	February 28, 2011
* John L. Bunce. Jr.	Director	February 28, 2011
* Eric W. Doppstadt	Director	February 28, 2011
* Kewsong Lee	Director	February 28, 2011

Name	Title	Date

* Yiorgos Lillikas	Director	February 28, 2011
* James J. Meenaghan	Director	February 28, 2011
* John M. Pasquesi	Director	February 28, 2011
* Brian S. Posner	Director	February 28, 2011
* John D. Vollaro	Director	February 28, 2011
* Robert F. Works	Director	February 28, 2011

*
By John C.R. Hele, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ JOHN C.R. HELE Name: John C.R. Hele Attorney-in-Fact

SCHEDULE I

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(U.S. dollars in thousands)

	December 31, 2010
	Cost or Amortized Cost(1)	Estimated Market Value	Amount at Which Shown in the Balance Sheet
Fixed maturities and fixed maturities pledged under securities lending agreements(2):
Corporate bonds	$2,760,287	$2,839,344	$2,839,344
Mortgage backed securities	1,814,905	1,806,813	1,806,813
Municipal bonds	1,148,648	1,182,100	1,182,100
Commercial mortgage backed securities	1,141,584	1,167,299	1,167,299
U.S. government and government agencies	857,695	872,149	872,149
Non-U.S. government securities	705,021	732,666	732,666
Asset backed securities	541,350	558,032	558,032

Total	8,969,490	9,158,403	9,158,403
TALF investments, at market value	389,200	402,449	402,449
Equity securities available for sale, at market value	346,019	363,255	363,255
Other investments(3)	252,590	275,538	275,538
Short-term investments and short-term investments pledged under securities lending agreements(2)	913,488	915,841	915,841

Total investments(3)(4)	$10,870,787	$11,115,486	$11,115,486

(1)
Investments in fixed maturities and short-term investments are shown at amortized cost.

(2)
In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the $69.7 million of collateral received and reinvested and included the $75.6 million of "Fixed maturities and short-term investments pledged under securities lending agreements, at market value."

(3)
Excludes the Company's investment in Aeolus LP, which is accounted for using the equity method.

(4)
Includes certain securities transactions entered into but not settled at the balance sheet date. Net of such amounts, total investments at market value were approximately $11.0 billion. Excludes $434.6 million of investment funds accounted for using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Changes in the carrying value of such investments are recorded as 'Equity in net income (loss) of investment funds accounted for using the equity method' rather than as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity as are changes in the carrying value of the Company's other fixed income investments.

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet
(Parent Company Only)
(U.S. dollars in thousands, except share data)

	December 31,
	2010	2009
Assets
Investments in wholly owned subsidiaries	$4,905,589	$4,707,466
Short-term investments available for sale, at market value	7,611	21,020
Cash	6,781	4,670
Other assets	1,326	4,330

Total Assets	$4,921,307	$4,737,486

Liabilities
Senior notes	$300,000	$300,000
Revolving credit agreement borrowings	100,000	100,000
Accounts payable and other liabilities	8,304	14,137

Total Liabilities	408,304	414,137

Shareholders' Equity
Non-cumulative preferred shares—Series A and B	325,000	325,000
Common shares ($0.01 par, shares issued: 53,357,872 and 54,761,678)	534	548
Additional paid-in capital	110,325	253,466
Retained earnings	4,422,553	3,605,809
Accumulated other comprehensive income, net of deferred income tax	204,503	138,526
Common shares held in treasury, at cost (shares: 6,813,797)	(549,912)	—

Total Shareholders' Equity	4,513,003	4,323,349

Total Liabilities and Shareholders' Equity	$4,921,307	$4,737,486

 ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Revenues
Net investment income	$0	$0	$506
Net realized gains	97	—	1,084

Total revenues	97	0	1,590

Expenses
Operating expenses	29,367	31,007	29,249
Interest expense	22,887	22,815	23,838

Total expenses	52,254	53,822	53,087

Loss before income taxes	(52,157)	(53,822)	(51,497)
Income tax benefit	—	—	—

Loss before equity in net income of wholly owned subsidiaries	(52,157)	(53,822)	(51,497)
Equity in net income of wholly owned subsidiaries	894,745	930,767	342,463

Net income	842,588	876,945	290,966
Preferred dividends	(25,844)	(25,844)	(25,844)

Net income available to common shareholders	$816,744	$851,101	$265,122

 ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Cash Flows
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$842,588	$876,945	$290,966
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of wholly owned subsidiaries	(894,745)	(930,767)	(342,463)
Net realized gains	(97)	—	(1,084)
Share-based compensation	8,194	5,588	7,587
Dividends received from subsidiary	795,000	530,408	537,050
Net change in other assets and liabilities	(2,070)	970	(145)

Net Cash Provided By Operating Activities	748,870	483,144	491,911

Investing Activities:
Net (purchases) sales of short-term investments	13,504	(12,060)	20,909
Capital contributed to subsidiaries	—	—	(100,000)
Purchase of furniture, equipment and other	(194)	(8)	—

Net Cash Used For Investing Activities	13,310	(12,068)	(79,091)

Financing Activities:
Purchases of common shares under share repurchase program	(761,874)	(458,402)	(513,130)
Proceeds from common shares issued, net	27,649	9,966	21,881
Proceeds from borrowings	135,000	50,000	100,000
Repayments of borrowings	(135,000)	(50,000)
Proceeds from subsidiaries for share-based compensation	—	—	4,516
Preferred dividends paid	(25,844)	(25,844)	(25,844)

Net Cash Used For Financing Activities	(760,069)	(474,280)	(412,577)

Increase (decrease) in cash	2,111	(3,204)	243
Cash beginning of year	4,670	7,874	7,631

Cash end of year	$6,781	$4,670	$7,874

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
December 31, 2010
Insurance	$212,619	$5,422,297	$1,088,014	$1,651,106	NM	$1,117,564	$263,201	$312,404	$1,658,963
Reinsurance	65,242	2,676,157	282,061	901,377	NM	400,151	178,001	91,523	852,077

Total	$277,861	$8,098,454	$1,370,075	$2,552,483	NM	$1,517,715	$441,202	$403,927	$2,511,040

December 31, 2009
Insurance	$206,866	$5,093,796	$1,109,283	$1,688,519	NM	$1,139,415	$238,261	$281,340	$1,704,284
Reinsurance	73,506	2,779,616	324,048	1,154,226	NM	515,259	255,299	80,567	1,058,828

Total	$280,372	$7,873,412	$1,433,331	$2,842,745	NM	$1,654,674	$493,560	$361,907	$2,763,112

December 31, 2008
Insurance	$147,134	$4,818,219	$946,461	$1,675,089	NM	$1,194,528	$224,539	$288,883	$1,657,603
Reinsurance	148,058	2,848,738	580,221	1,170,365	NM	654,216	265,970	78,421	1,148,123

Total	$295,192	$7,666,957	$1,526,682	$2,845,454	NM	$1,848,744	$490,509	$367,304	$2,805,726

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)
Certain other operating expenses relate to the Company's corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed From Other Companies(1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2010
Premiums Written:
Insurance	$2,338,428	$(743,239)	$63,774	$1,658,963	3.8%
Reinsurance	—	(22,880)	874,957	852,077	102.7%

Total	$2,338,428	$(755,747)	$928,359	$2,511,040	37.0%

Year Ended December 31, 2009
Premiums Written:
Insurance	$2,427,027	$(807,843)	$85,100	$1,704,284	5.0%
Reinsurance	17	(35,112)	1,093,923	1,058,828	103.3%

Total	$2,427,044	$(829,819)	$1,165,887	$2,763,112	42.2%

Year Ended December 31, 2008
Premiums Written:
Insurance	$2,385,790	$(833,316)	$105,129	$1,657,603	6.3%
Reinsurance	17	(53,780)	1,201,886	1,148,123	104.7%

Total	$2,385,807	$(863,350)	$1,283,269	$2,805,726	45.7%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total. For 2010, 2009 and 2008, the insurance segment results include $1.0 million, $1.1 million and $1.9 million, respectively, of gross premiums written and assumed through intersegment transactions. For 2010, 2009 and 2008, the reinsurance segment results include $9.3 million, $12.0 million and $21.8 million, respectively, of gross premiums written and assumed through intersegment transactions. See Note 3.

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Net Losses and Loss Adjustment Expenses Incurred Related to
		Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C							Net Paid Losses and Loss Adjustment Expenses
	Deferred Acquisition Costs, Net								Amortization of Deferred Acquisition Costs
Affiliation with Registrant				Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	(a) Current Year	(b) Prior Years			Net Premiums Written
Insurance
2010	$212,619	$5,422,297	$8,009	$1,088,014	$1,651,106	NM	$1,136,665	$(19,101)	$263,201	$865,510	$1,658,963
2009	206,866	5,093,796	6,151	1,109,283	1,688,519	NM	1,186,475	(47,060)	238,261	865,894	1,704,284
2008	147,134	4,818,219	4,904	946,461	1,675,089	NM	1,273,482	(78,954)	224,539	739,976	1,657,603
Reinsurance
2010	$65,242	$2,676,157	—	$282,061	$901,377	NM	$527,746	$(127,595)	$178,001	$441,775	$852,077
2009	73,506	2,779,616	—	324,048	1,154,226	NM	657,400	(142,141)	255,299	573,196	1,058,828
2008	148,058	2,848,738	—	580,221	1,170,365	NM	885,432	(231,216)	265,970	519,898	1,148,123

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.