Form 10-Q
period 2011-03-31
ARCH CAPITAL GROUP LTD.
filed 2011-05-09
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of the registrant’s common shares (par value, $0.01 per share) outstanding as of May 4, 2011 was 43,987,362.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2011, and the related consolidated statements of income for the three-month periods ended March 31, 2011 and March 31, 2010, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2011 and March 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, NY

May 9, 2011

ARCH CAPITAL GROUP LTD. and Subsidiaries

Consolidated BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Investments:
Fixed maturities available for sale, at market value (amortized cost: $8,842,786 and $8,896,957)	$9,033,408	$9,082,828
Short-term investments available for sale, at market value (amortized cost: $1,124,397 and $913,488)	1,130,142	915,841
Investment of funds received under securities lending agreements, at market value (amortized cost: $9,547 and $69,682)	9,951	69,660
TALF investments, at market value (amortized cost: $386,068 and $389,200)	400,970	402,449
Equity securities available for sale, at market value (cost: $393,645 and $346,019)	419,893	363,255
Other investments (cost: $362,020 and $326,324)	386,127	349,272
Investment funds accounted for using the equity method	395,258	434,600
Total investments	11,775,749	11,617,905

Cash	406,877	362,740
Accrued investment income	69,057	74,837
Investment in joint venture (cost: $100,000)	105,495	105,698
Fixed maturities and short-term investments pledged under securities lending agreements, at market value	198,418	75,575
Securities purchased under agreements to resell using funds received under securities lending agreements	185,176	—
Premiums receivable	633,144	503,434
Unpaid losses and loss adjustment expenses recoverable	1,720,677	1,703,201
Paid losses and loss adjustment expenses recoverable	51,453	60,784
Prepaid reinsurance premiums	259,624	263,448
Deferred acquisition costs, net	302,271	277,861
Receivable for securities sold	749,708	56,145
Other assets	734,317	669,164
Total Assets	$17,191,966	$15,770,792

Liabilities
Reserve for losses and loss adjustment expenses	$8,319,324	$8,098,454
Unearned premiums	1,504,162	1,370,075
Reinsurance balances payable	131,512	132,452
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at market value (par: $322,514 and $326,219)	322,222	325,770
Securities lending payable	203,925	78,021
Payable for securities purchased	1,266,390	200,192
Other liabilities	718,896	652,825
Total Liabilities	12,866,431	11,257,789

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares - Series A and B	325,000	325,000
Common shares ($0.01 par, shares issued: 53,454,505 and 53,357,872)	535	534
Additional paid-in capital	120,109	110,325
Retained earnings	4,441,848	4,422,553
Accumulated other comprehensive income, net of deferred income tax	225,405	204,503
Common shares held in treasury, at cost (shares: 9,504,292 and 6,813,797)	(787,362)	(549,912)
Total Shareholders’ Equity	4,325,535	4,513,003
Total Liabilities and Shareholders’ Equity	$17,191,966	$15,770,792

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Revenues
Net premiums written	$764,278	$767,754
Change in unearned premiums	(130,583)	(97,837)
Net premiums earned	633,695	669,917
Net investment income	88,307	92,972
Net realized gains	20,695	47,782

Other-than-temporary impairment losses	(3,258)	(2,336)
Less investment impairments recognized in other comprehensive income, before taxes	578	730
Net impairment losses recognized in earnings	(2,680)	(1,606)

Fee income	815	794
Equity in net income of investment funds accounted for using the equity method	29,673	29,050
Other income	4,567	5,978
Total revenues	775,072	844,887

Expenses
Losses and loss adjustment expenses	493,880	428,051
Acquisition expenses	108,754	117,624
Other operating expenses	102,420	106,806
Interest expense	7,721	7,260
Net foreign exchange losses (gains)	36,912	(38,601)
Total expenses	749,687	621,140

Income before income taxes	25,385	223,747

Income tax (benefit) expense	(371)	6,753

Net income	25,756	216,994

Preferred dividends	6,461	6,461

Net income available to common shareholders	$19,295	$210,533

Net income per common share
Basic	$0.43	$3.97
Diluted	$0.41	$3.79

Weighted average common shares and common share equivalents outstanding
Basic	44,499,747	53,039,026
Diluted	46,820,172	55,513,827

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Comprehensive Income
Net income	$25,756	$216,994
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	40,370	42,847
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(578)	(730)
Reclassification of net realized gains, net of income taxes, included in net income	(20,176)	(37,607)
Foreign currency translation adjustments	1,286	(2,074)
Other comprehensive income	20,902	2,436
Comprehensive Income	$46,658	$219,430

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	534	548
Common shares issued, net	1	4
Purchases of common shares under share repurchase program	—	(25)
Balance at end of period	535	527

Additional Paid-in Capital
Balance at beginning of year	110,325	253,466
Common shares issued	8	14
Exercise of stock options	4,127	16,700
Common shares retired	—	(181,350)
Amortization of share-based compensation	5,628	7,096
Other	21	—
Balance at end of period	120,109	95,926

Retained Earnings
Balance at beginning of year	4,422,553	3,605,809
Dividends declared on preferred shares	(6,461)	(6,461)
Net income	25,756	216,994
Balance at end of period	4,441,848	3,816,342

Accumulated Other Comprehensive Income

Balance at beginning of year	204,503	138,526
Change in unrealized appreciation in value of investments, net of deferred income tax	20,194	5,240
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(578)	(730)
Foreign currency translation adjustments, net of deferred income tax	1,286	(2,074)
Balance at end of period	225,405	140,962

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(549,912)	—
Shares repurchased for treasury	(237,450)	—
Balance at end of period	(787,362)	—

Total Shareholders’ Equity	$4,325,535	$4,378,757

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$25,756	$216,994
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(22,481)	(49,483)
Net impairment losses recognized in earnings	2,680	1,606
Equity in net income of investment funds accounted for using the equity method and other income	(355)	(15,012)
Share-based compensation	5,628	7,096
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	155,477	91,247
Unearned premiums, net of prepaid reinsurance premiums	130,136	96,645
Premiums receivable	(118,688)	(116,571)
Deferred acquisition costs, net	(22,518)	(19,655)
Reinsurance balances payable	(7,122)	(36,669)
Other liabilities	33,366	41,448
Other items, net	42,701	(33,023)
Net Cash Provided By Operating Activities	224,580	184,623

Investing Activities
Purchases of:
Fixed maturity investments	(3,250,938)	(4,597,713)
Equity securities	(89,790)	(52,283)
Other investments	(92,777)	(132,819)
Proceeds from the sales of:
Fixed maturity investments	3,376,248	4,443,108
Equity securities	52,316	11,725
Other investments	84,920	89,510
Proceeds from redemptions and maturities of fixed maturity investments	253,898	212,625
Net purchases of short-term investments	(267,904)	(102,921)
Change in investment of securities lending collateral	(125,904)	30,092
Purchases of furniture, equipment and other assets	(8,082)	(1,803)
Net Cash Used By Investing Activities	(68,013)	(100,479)

Financing Activities
Purchases of common shares under share repurchase program	(237,173)	(181,272)
Proceeds from common shares issued, net	2,875	10,591
Proceeds from borrowings	—	214,526
Repayments of borrowings	(3,695)	(86,317)
Change in securities lending collateral	125,904	(30,092)
Other	714	5,061
Preferred dividends paid	(6,461)	(6,461)
Net Cash Used For Financing Activities	(117,836)	(73,964)

Effects of exchange rate changes on foreign currency cash	5,406	(6,043)

Increase in cash	44,137	4,137
Cash beginning of year	362,740	334,571
Cash end of period	$406,877	$338,708

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the Company’s audited consolidated financial statements and related notes.

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

3.      Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

authorization in February 2011. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 34.4 million common shares for an aggregate purchase price of $2.51 billion. During the 2011 first quarter, ACGL repurchased 2.7 million common shares for an aggregate purchase price of $237.2 million, compared to 2.5 million common shares for an aggregate purchase price of $181.3 million during the 2010 first quarter.

At March 31, 2011, approximately $992.4 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Treasury Shares

In May 2010, ACGL’s shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL’s board of directors. From May 5, 2010 to March 31, 2011, all repurchases of ACGL’s common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’  Prior to May 5, 2010, such acquisitions were reflected as a reduction in additional paid-in capital. At March 31, 2011, the Company held 9.5 million shares for an aggregate cost of $787.4 million in treasury.

Non-Cumulative Preferred Shares

During 2006, ACGL completed two public offerings of non-cumulative preferred shares (“Preferred Shares”). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“Series A Preferred Shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“Series B Preferred Shares”) were issued with net proceeds of $120.9 million. ACGL has the right to redeem all or a portion of the Series A Preferred Shares at a redemption price of $25.00 per share currently and the right to redeem all or a portion of the Series B Preferred Shares on or after May 15, 2011. During the 2011 first quarter and 2010 first quarter, the Company paid $6.5 million to holders of the Preferred Shares. At March 31, 2011, the Company had declared an aggregate of $3.3 million of dividends to be paid to holders of the Preferred Shares. Certain executive officers and directors of the Company own less than 1% of the aggregate outstanding Preferred Shares.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      Debt and Financing Arrangements

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes (“Senior Notes”) due May 1, 2034 and received net proceeds of $296.4 million. ACGL used $200 million of the net proceeds to repay all amounts outstanding under a revolving credit agreement. The Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. For the 2011 first quarter and 2010 first quarter, interest expense on the Senior Notes was $5.5 million. The market value of the Senior Notes at March 31, 2011 and December 31, 2010 was $311.6 million and $310.9 million, respectively.

Letter of Credit and Revolving Credit Facilities

As of March 31, 2011, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL and Arch Re U.S. at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and shareholders’ equity in excess of $1.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2006 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at March 31, 2011. The Credit Agreement expires on August 30, 2011.

In addition, the Company had access to secured letter of credit facilities of approximately $180 million as of March 31, 2011, which were primarily used to support the Company’s syndicate at Lloyd’s of London, and to other secured letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at March 31, 2011. At such date, the Company had $692.2 million in outstanding letters of credit under the LOC Facilities, which

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

were secured by investments with a market value of $780.1 million. At March 31, 2011, the Company had $100.0 million of borrowings outstanding under the Credit Agreement at a Company-selected variable interest rate that is based on 1 month, 3 month or 6 month reset option terms and their corresponding term LIBOR rates plus 27.5 basis points.

TALF Program

The Company participates in the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to the Company, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. The Company can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings. TALF began operation in March 2009 and was closed for new loan extensions against newly issued commercial mortgage-backed securities on June 30, 2010, and for new loan extensions against all other types of collateral on March 31, 2010.

The Company elected to carry the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. As of March 31, 2011, the Company had $401.0 million of securities under TALF which are reflected as “TALF investments, at market value” and $322.2 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2010, the Company had $402.4 million of TALF investments and $325.8 million of TALF borrowings. The maturity dates for the TALF borrowings vary between 1.3 to 4.0 years from March 31, 2011 with floating or fixed coupons depending on the related TALF investments.

Interest Paid

During the 2011 first quarter, the Company made interest payments of $2.2 million related to its debt and financing arrangements, compared to $1.8 million for the 2010 first quarter.

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

The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. Specialty product lines include: casualty; construction; executive assurance; healthcare; lenders products; national accounts casualty; professional liability; programs; property, energy, marine and aviation; surety; travel and accident; and other (consisting of excess workers’ compensation, employers’ liability, alternative markets and accident and health business).

The reinsurance segment consists of the Company’s reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance contracts. Classes of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata); and other (consisting of non-traditional, casualty clash and life business).

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Three Months Ended
	March 31, 2011
	Insurance	Reinsurance	Total

Gross premiums written (1)	$634,583	$331,013	$964,566
Net premiums written	449,291	314,987	764,278

Net premiums earned	407,591	226,104	633,695
Fee income	778	37	815
Losses and loss adjustment expenses	(297,723)	(196,157)	(493,880)
Acquisition expenses, net	(61,415)	(47,339)	(108,754)
Other operating expenses	(74,737)	(20,657)	(95,394)
Underwriting loss	$(25,506)	$(38,012)	(63,518)

Net investment income			88,307
Net realized gains			20,695
Net impairment losses recognized in earnings			(2,680)
Equity in net income of investment funds accounted for using the equity method			29,673
Other income			4,567
Other expenses			(7,026)
Interest expense			(7,721)
Net foreign exchange losses			(36,912)
Income before income taxes			25,385
Income tax benefit			371

Net income			25,756
Preferred dividends			(6,461)
Net income available to common shareholders			$19,295

Underwriting Ratios
Loss ratio	73.0%	86.8%	77.9%
Acquisition expense ratio (2)	14.9%	20.9%	17.0%
Other operating expense ratio	18.3%	9.1%	15.1%
Combined ratio	106.2%	116.8%	110.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2010
	Insurance	Reinsurance	Total

Gross premiums written (1)	$633,576	$323,477	$953,687
Net premiums written	452,924	314,830	767,754

Net premiums earned	429,477	240,440	669,917
Fee income	753	41	794
Losses and loss adjustment expenses	(312,011)	(116,040)	(428,051)
Acquisition expenses, net	(67,431)	(50,193)	(117,624)
Other operating expenses	(80,720)	(20,398)	(101,118)
Underwriting income (loss)	$(29,932)	$53,850	23,918

Net investment income			92,972
Net realized gains			47,782
Net impairment losses recognized in earnings			(1,606)
Equity in net income of investment funds accounted for using the equity method			29,050
Other income			5,978
Other expenses			(5,688)
Interest expense			(7,260)
Net foreign exchange gains			38,601
Income before income taxes			223,747
Income tax expense			(6,753)

Net income			216,994
Preferred dividends			(6,461)
Net income available to common shareholders			$210,533

Underwriting Ratios
Loss ratio	72.6%	48.3%	63.9%
Acquisition expense ratio (2)	15.5%	20.9%	17.4%
Other operating expense ratio	18.8%	8.5%	15.1%
Combined ratio	106.9%	77.7%	96.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31,
	2011		2010
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written
Property, energy, marine and aviation	$76,418	17.0	$100,665	22.2
Programs	74,396	16.6	70,498	15.6
Professional liability	69,543	15.5	58,726	13.0
Executive assurance	45,910	10.2	61,355	13.5
National accounts casualty	40,191	8.9	30,809	6.8
Construction	31,509	7.0	36,322	8.0
Casualty	30,134	6.7	25,463	5.6
Travel and accident	21,501	4.8	21,806	4.8
Lenders products	21,074	4.7	16,319	3.6
Surety	9,734	2.2	8,091	1.8
Healthcare	9,117	2.0	8,524	1.9
Other (1)	19,764	4.4	14,346	3.2
Total	$449,291	100.0	$452,924	100.0

Net premiums earned
Property, energy, marine and aviation	$73,599	18.1	$95,037	22.1
Programs	67,018	16.4	66,159	15.4
Professional liability	73,127	17.9	62,245	14.5
Executive assurance	48,843	12.0	56,322	13.1
National accounts casualty	21,162	5.2	21,773	5.1
Construction	28,391	7.0	34,485	8.0
Casualty	28,427	7.0	28,069	6.5
Travel and accident	15,599	3.8	16,078	3.7
Lenders products	18,236	4.5	16,807	3.9
Surety	9,779	2.4	10,258	2.4
Healthcare	8,652	2.1	9,943	2.3
Other (1)	14,758	3.6	12,301	3.0
Total	$407,591	100.0	$429,477	100.0

Net premiums written by client location
United States	$305,216	67.9	$303,168	66.9
Europe	100,091	22.3	102,489	22.6
Other	43,984	9.8	47,267	10.5
Total	$449,291	100.0	$452,924	100.0

Net premiums written by underwriting location
United States	$295,043	65.7	$302,437	66.8
Europe	135,536	30.2	133,739	29.5
Other	18,712	4.1	16,748	3.7
Total	$449,291	100.0	$452,924	100.0

(1)          Includes excess workers’ compensation, employers’ liability, alternative markets and accident and health business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31,
	2011		2010
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total

Net premiums written
Casualty (1)	$81,802	26.0	$72,582	23.1
Property excluding property catastrophe (2)	71,150	22.6	74,927	23.8
Other specialty	67,204	21.3	54,762	17.4
Property catastrophe	66,961	21.3	88,802	28.2
Marine and aviation	24,164	7.7	21,238	6.7
Other	3,706	1.1	2,519	0.8
Total	$314,987	100.0	$314,830	100.0

Net premiums earned
Casualty (1)	$49,705	22.0	$70,436	29.3
Property excluding property catastrophe (2)	63,006	27.9	79,239	33.0
Other specialty	37,758	16.7	17,769	7.4
Property catastrophe	51,642	22.8	53,873	22.4
Marine and aviation	21,626	9.6	18,072	7.5
Other	2,367	1.0	1,051	0.4
Total	$226,104	100.0	$240,440	100.0

Net premiums written
Pro rata	$105,492	33.5	$118,037	37.5
Excess of loss	209,495	66.5	196,793	62.5
Total	$314,987	100.0	$314,830	100.0

Net premiums earned
Pro rata	$106,653	47.2	$130,871	54.4
Excess of loss	119,451	52.8	109,569	45.6
Total	$226,104	100.0	$240,440	100.0

Net premiums written by client location
United States	$167,215	53.1	$171,001	54.3
Europe	125,700	39.9	107,142	34.0
Bermuda	4,379	1.4	22,675	7.2
Other	17,693	5.6	14,012	4.5
Total	$314,987	100.0	$314,830	100.0

Net premiums written by underwriting location
Bermuda	$146,596	46.5	$164,934	52.4
United States	113,756	36.1	103,726	32.9
Other	54,635	17.4	46,170	14.7
Total	$314,987	100.0	$314,830	100.0

(1)          Includes professional liability, executive assurance and healthcare business.

(2)          Includes facultative business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a portion of their premium on a pro rata or excess of loss basis through treaty or facultative reinsurance agreements. The Company’s reinsurance subsidiaries also obtain reinsurance whereby another reinsurer contractually agrees to indemnify it for all or a portion of the reinsurance risks it underwrites. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. In addition, the Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.

The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2011	2010

Premiums Written
Direct	$627,174	$617,935
Assumed	337,392	335,752
Ceded	(200,288)	(185,933)
Net	$764,278	$767,754

Premiums Earned
Direct	$573,006	$600,645
Assumed	245,135	262,535
Ceded	(184,446)	(193,263)
Net	$633,695	$669,917

Losses and Loss Adjustment Expenses
Direct	$393,584	$398,951
Assumed	243,743	107,167
Ceded	(143,447)	(78,067)
Net	$493,880	$428,051

The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At March 31, 2011, approximately 90.7% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.77 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.9% of the Company’s total shareholders’ equity. At December 31, 2010, approximately 91.1% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.5% of the Company’s total shareholders’ equity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Investment Information

The following table summarizes the Company’s invested assets:

	March 31,	December 31,
	2011	2010

Fixed maturities available for sale, at market value	$9,033,408	$9,082,828
Fixed maturities pledged under securities lending agreements, at market value (1)	161,888	75,575
Total fixed maturities	9,195,296	9,158,403
Short-term investments available for sale, at market value	1,130,142	915,841
Short-term investments pledged under securities lending agreements, at market value (1)	36,530	—
TALF investments, at market value	400,970	402,449
Equity securities available for sale, at market value	419,893	363,255
Other investments	386,127	349,272
Investment funds accounted for using the equity method	395,258	434,600
Total investments (1)	11,964,216	11,623,820
Securities transactions entered into but not settled at the balance sheet date	(516,682)	(144,047)
Total investments, net of securities transactions	$11,447,534	$11,479,773

(1)          In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested of $195.1 million and $69.7 million at March 31, 2011 and December 31, 2010, respectively, and included the $198.4 million and $75.6 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fixed Maturities and Equity Securities

The following table summarizes the Company’s fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments), and equity securities:

	Estimated	Gross	Gross	Cost or	OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

At March 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$2,885,398	$98,498	$(13,879)	$2,800,779	$(17,776)
Mortgage backed securities	1,789,776	14,533	(22,430)	1,797,673	(18,931)
Municipal bonds	1,170,113	39,020	(4,552)	1,135,645	(125)
Commercial mortgage backed securities	1,164,745	25,817	(5,796)	1,144,724	(3,453)
U.S. government and government agencies	788,000	13,974	(2,441)	776,467	(207)
Non-U.S. government securities	779,416	43,697	(12,237)	747,956	(72)
Asset backed securities	617,848	23,681	(4,199)	598,366	(3,927)
Total	$9,195,296	$259,220	$(65,534)	$9,001,610	$(44,491)

Equity securities	$419,893	$33,442	$(7,194)	$393,645

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$2,839,344	$97,400	$(18,343)	$2,760,287	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)
Total	$9,158,403	$268,715	$(79,802)	$8,969,490	$(47,033)

Equity securities	$363,255	$20,660	$(3,424)	$346,019

(1)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At March 31, 2011, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $1.8 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides an analysis of the length of time each of those fixed maturities, fixed maturities pledged under securities lending agreements (excluding TALF investments), equity securities, other investments and short-term investments with an unrealized loss has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

At March 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$729,974	$(12,180)	$42,603	$(1,699)	$772,577	$(13,879)
Mortgage backed securities	870,558	(18,123)	38,531	(4,307)	909,089	(22,430)
Municipal bonds	289,375	(3,939)	8,363	(613)	297,738	(4,552)
Commercial mortgage backed securities	380,147	(5,238)	11,223	(558)	391,370	(5,796)
U.S. government and government agencies	264,821	(2,441)	—	—	264,821	(2,441)
Non-U.S. government securities	349,955	(9,082)	47,359	(3,155)	397,314	(12,237)
Asset backed securities	111,381	(1,321)	8,468	(2,878)	119,849	(4,199)
	2,996,211	(52,324)	156,547	(13,210)	3,152,758	(65,534)
Equity securities	103,279	(7,136)	585	(58)	103,864	(7,194)
Other investments	52,704	(1,551)	3,015	(281)	55,719	(1,832)
Short-term investments	19,757	(390)	—	—	19,757	(390)
Total	$3,171,951	$(61,401)	$160,147	$(13,549)	$3,332,098	$(74,950)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$530,956	$(16,580)	$20,351	$(1,763)	$551,307	$(18,343)
Mortgage backed securities	913,138	(20,331)	57,895	(6,562)	971,033	(26,893)
Municipal bonds	294,978	(6,440)	8,465	(518)	303,443	(6,958)
Commercial mortgage backed securities	311,703	(5,273)	22,030	(755)	333,733	(6,028)
U.S. government and government agencies	190,497	(5,696)	—	—	190,497	(5,696)
Non-U.S. government securities	271,446	(7,418)	45,884	(4,476)	317,330	(11,894)
Asset backed securities	75,655	(827)	8,126	(3,163)	83,781	(3,990)
	2,588,373	(62,565)	162,751	(17,237)	2,751,124	(79,802)
Equity securities	68,629	(3,424)	—	—	68,629	(3,424)
Other investments	46,750	(916)	2,850	(416)	49,600	(1,332)
Short-term investments	42,030	(492)	—	—	42,030	(492)
Total	$2,745,782	$(67,397)	$165,601	$(17,653)	$2,911,383	$(85,050)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2011, on a lot level basis, approximately 1,190 security lots out of a total of approximately 5,250 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.7 million. At December 31, 2010, on a lot level basis, approximately 1,130 security lots out of a total of approximately 5,090 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.6 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Estimated	Amortized	Estimated	Amortized
Maturity	Market Value	Cost	Market Value	Cost

Due in one year or less	$380,080	$356,428	$415,453	$399,857
Due after one year through five years	3,237,657	3,146,168	2,996,991	2,906,069
Due after five years through 10 years	1,668,822	1,626,511	1,723,699	1,675,558
Due after 10 years	336,368	331,740	490,116	490,167
	5,622,927	5,460,847	5,626,259	5,471,651
Mortgage backed securities	1,789,776	1,797,673	1,806,813	1,814,905
Commercial mortgage backed securities	1,164,745	1,144,724	1,167,299	1,141,584
Asset backed securities	617,848	598,366	558,032	541,350
Total	$9,195,296	$9,001,610	$9,158,403	$8,969,490

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its investments in order to determine whether declines in market value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. For the 2011 first quarter and 2010 first quarter, the Company recorded $2.7 million and $1.6 million of net impairment losses recognized in earnings, respectively. A description of the methodology and significant inputs used to measure the amount of OTTI in the 2011 first quarter is as follows:

•             Mortgage backed securities — the Company recorded $1.1 million of OTTI related to credit losses in the 2011 first quarter. The Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. In the 2011 first quarter, the expected recovery values were reduced on a number of mortgage backed securities, primarily as a result of increases in expected default expectations and foreclosure costs. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Investment of funds received under securities lending agreements — the Company recorded $0.9 million of OTTI related to credit losses in the 2011 first quarter. Such amount related to reductions in the expected recovery values on collateral which was invested in sub-prime securities. At March 31, 2011, such securities had a market value of $11.7 million and an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s. The Company utilized analysis from its securities lending program

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

manager in order to determine an expected recovery value for certain of these securities. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Corporate bonds — the Company recorded $0.4 million of OTTI related to credit losses on two corporate bonds in the 2011 first quarter. The Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for each security. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Equity securities — the Company recorded $0.3 million of OTTI in the 2011 first quarter based on information received from an asset manager on a small number of common stocks.

The Company believes that the $44.5 million of OTTI included in accumulated other comprehensive income at March 31, 2011 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At March 31, 2011, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2011	2010

Balance at start of year	$86,040	$84,147
Credit loss impairments recognized on securities not previously impaired	2,006	204
Credit loss impairments recognized on securities previously impaired	674	1,402
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(3,862)	(265)
Balance at end of period	$84,858	$85,488

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At March 31, 2011, the market value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $198.4 million and $195.4 million, respectively, compared to $75.6 million and $72.5 million at December 31, 2010, respectively.

TALF Program

The Company elected to carry the TALF investments and TALF borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. Changes in market value for both the securities and borrowings are included in “Net realized gains (losses)” while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense. The Company recorded net realized gains for the 2011 first quarter of $1.5 million on the TALF program, consisting of realized gains of $1.6 million and realized losses of $0.1 of million on the TALF investments and TALF borrowings, respectively. The Company recorded net realized gains for the 2010 first quarter of $2.6 million on the TALF program, consisting of realized gains of $3.6 million and realized losses of $1.0 of million on the TALF investments and TALF borrowings, respectively. See Note 4, “Debt and Financing Arrangements—TALF Program,” for further details.

Other Investments

Other investments include: (i) investment funds which primarily invest in fixed income securities and (ii) other investments which include the Company’s investment in Aeolus LP (see Note 13, “Subsequent Events”).

The following table details the Company’s other investments:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Market Value	Cost	Market Value	Cost

Fixed income investment funds	$335,293	$319,266	$266,267	$250,349
Other	50,834	42,754	83,005	75,975
Total	$386,127	$362,020	$349,272	$326,324

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investment Funds Accounted for Using the Equity Method

The Company recorded $29.7 million of equity in net income related to investment funds accounted for using the equity method for the 2011 first quarter, compared to $29.1 million of equity in net income for the 2010 first quarter. Due to the ownership structure of these investment funds, the majority of which invest in fixed maturity securities, the Company uses the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method” while changes in the carrying value of the Company’s other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $395.3 million at March 31, 2011, compared to $434.6 million at December 31, 2010. The Company’s investment commitments, which are primarily related to investment funds accounted for using the equity method, were approximately $171.4 million at March 31, 2011.

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 4, “Debt and Financing Arrangements—Letter of Credit and Revolving Credit Facilities,” for further details. The following table details the value of the Company’s restricted assets:

	March 31,	December 31,
	2011	2010

Assets used for collateral or guarantees:
Affiliated transactions	$4,727,852	$4,491,649
Third party agreements	923,618	948,020
Deposits with U.S. regulatory authorities	266,128	263,077
Deposits with non-U.S. regulatory authorities	145,218	122,341
Trust funds	54,971	48,140
Total restricted assets	$6,117,787	$5,873,227

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2011	2010

Fixed maturities	$85,144	$97,661
Equity securities	1,547	210
Short-term investments	678	230
Other (1)	7,054	275
Gross investment income	94,423	98,376
Investment expenses	(6,116)	(5,404)
Net investment income	$88,307	$92,972

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended
	March 31,
	2011	2010

Fixed maturities	$21,883	$40,215
Equity securities	10,497	(709)
Other investments	473	9
Other (1)	(12,158)	8,267
Net realized gains	$20,695	$47,782

(1) Primarily consists of net realized gains or losses related to investment-related derivatives, foreign currency forward contracts and changes in the market value of TALF investments and TALF borrowings.

Proceeds from the sales of fixed maturities during the 2011 first quarter were $3.38 billion, compared to $4.44 billion for the 2010 first quarter. Gross gains and losses of $66.3 million and $44.5 million, respectively, were realized on those transactions for the 2011 first quarter, compared to $60.8 million and $19.3 million, respectively, for the 2010 first quarter. Realized gains or losses on fixed maturities include changes in the market value of certain hybrid securities pursuant to applicable guidance. The fair market values of such securities at March 31, 2011 were approximately $115.5 million, compared to $122.4 million at December 31, 2010. Gross gains and losses of $0.2 million and $0.1 million, respectively, were realized on such securities for the 2011 first quarter, compared to nil and $1.3 million, respectively, for the 2010 first quarter.

Proceeds from the sales of equity securities during the 2011 first quarter were $52.3 million, compared to $11.7 million for the 2010 first quarter. Gross gains and losses of $10.3 million and $3.2 million, respectively, were realized on those transactions for the 2011 first quarter, compared to $0.9 million and $1.0 million, respectively, for the 2010 first quarter. The Company elected to carry certain equity securities and other investments at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. The fair market values of the equity securities at March 31, 2011 were

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $68.8 million, compared to $66.3 million at December 31, 2010. Gross gains and losses of $12.7 million and $9.2 million, respectively, were realized on such securities for the 2011 first quarter, compared to nil and $0.7 million, respectively, for the 2010 first quarter. The fair market values of the other investments at March 31, 2011 were approximately $39.1 million and the Company recorded realized gains of $0.1 million on such securities for the 2011 first quarter. The Company did not carry any of its other investments under the fair value option at December 31, 2010.

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting market values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At March 31, 2011, the Company obtained an average of 2.8 quotes per investment, compared to 2.7 quotes at December 31, 2010. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at March 31, 2011 or December 31, 2010.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.84 billion of financial assets and liabilities measured at fair value at March 31, 2011, approximately $1.43 billion, or 12.1%, were priced using non-binding broker-dealer quotes. Of the $11.44 billion of financial assets and liabilities measured at fair value at December 31, 2010, approximately $1.81 billion, or 15.8%, were priced using non-binding broker-dealer quotes.

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. Upon adoption of the accounting guidance regarding fair value measurement, the Company determined that Level 1 securities included highly liquid, recent issue U.S. Treasuries and certain of its short-term investments held in highly liquid money market-type funds where it believes that quoted prices are available in an active market. On January 1, 2010, the Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors. Such determination resulted in $1.09 billion of U.S. Treasuries previously classified as Level 2 being moved into Level 1. In addition, the Company determined that exchange-traded equity securities would be included in Level 1.

Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, non-U.S. government securities, TALF investments and TALF borrowings, certain equities, certain short-term securities and certain other investments.

The Company determined that three Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. In addition, the Company determined that two mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. Level 3 securities also include a small number of other corporate bonds. The Company reviews the classification of its investments each quarter.

In securities lending transactions, the Company receives collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged under securities lending agreements, at market value.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level:

		Fair Value Measurement Using:
	Estimated Market	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At March 31, 2011
Assets measured at fair value:
Fixed maturities:
Corporate bonds	$2,885,398	$—	$2,716,353	$169,045
Mortgage backed securities	1,789,776	—	1,789,776	—
Municipal bonds	1,170,113	—	1,170,113	—
Commercial mortgage backed securities	1,164,745	—	1,164,745	—
U.S. government and government agencies	788,000	788,000	—	—
Non-U.S. government securities	779,416	—	779,416	—
Asset backed securities	617,848	—	617,848	—
Total	9,195,296	788,000	8,238,251	169,045

Short-term investments	1,166,672	1,070,009	96,663	—
TALF investments, at market value	400,970	—	400,970	—
Equity securities	419,893	371,854	48,039	—
Other investments	332,179	—	323,978	8,201
Total assets measured at fair value	$11,515,010	$2,229,863	$9,107,901	$177,246

Liabilities measured at fair value:
TALF borrowings, at market value	$322,222	$—	$322,222	$—

At December 31, 2010
Assets measured at fair value:
Fixed maturities:
Corporate bonds	$2,839,344	$—	$2,685,835	$153,509
Mortgage backed securities	1,806,813	—	1,806,813	—
Municipal bonds	1,182,100	—	1,182,100	—
Commercial mortgage backed securities	1,167,299	—	1,167,299	—
U.S. government and government agencies	872,149	872,149	—	—
Non-U.S. government securities	732,666	—	732,666	—
Asset backed securities	558,032	—	558,032	—
Total	9,158,403	872,149	8,132,745	153,509

Short-term investments	915,841	859,042	56,799	—
TALF investments, at market value	402,449	—	402,449	—
Equity securities	363,255	350,684	12,571	—
Other investments	275,538	—	267,680	7,858
Total assets measured at fair value	$11,115,486	$2,081,875	$8,872,244	$161,367

Liabilities measured at fair value:
TALF borrowings, at market value	$325,770	$—	$325,770	$—

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended March 31, 2011
Balance at beginning of period	$153,509	$7,858	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	5,771	321	6,092
Included in other comprehensive income	10,098	617	10,715
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(595)	(595)
Settlements	(333)	—	(333)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$169,045	$8,201	$177,246

Three Months Ended March 31, 2010
Balance at beginning of period	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	5,797	18	5,815
Included in other comprehensive income	(6,508)	1,819	(4,689)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(18)	(18)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$177,674	$51,487	$229,161

(1)              Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

The amount of total gains for the 2011 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011 was $5.8 million. The amount of total gains for the 2010 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010 was $5.8 million.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2011 or December 31, 2010.

The following table summarizes information on the balance sheet locations, market values and notional values of the Company’s derivative instruments:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Estimated Market Value	Notional Value	Estimated Market Value	Notional Value

At March 31, 2011
Futures	Other investments	$872	$783,276	$—	$—
Foreign currency forwards	Other investments	6,114	138,975	(29,131)	411,199
TBAs	Fixed maturities	738,793	710,300	(470,886)	450,500
Other	Other investments	19,799	271,017	(8,948)	272,609
Total		$765,578		$(508,965)

At December 31, 2010
Futures	Other investments	$1,968	$512,292	$(62)	$23,544
Foreign currency forwards	Other investments	4,093	119,969	(13,582)	277,908
TBAs	Fixed maturities	125,397	121,100	—	—
Other	Other investments	14,236	239,552	(4,595)	268,597
Total		$145,694		$(18,239)

The following table summarizes net realized gains or losses recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended
Derivatives not designated as	March 31,
hedging instruments	2011	2010

Futures contracts	$(1,401)	$161
Foreign currency forward contracts	(13,926)	5,108
TBAs	1,606	1,321
Other	2,401	827
Total	$(11,320)	$7,417

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2011	2010

Net income	$25,756	$216,994
Preferred dividends	(6,461)	(6,461)
Net income available to common shareholders (numerator)	$19,295	$210,533

Weighted average common shares and effect of dilutive common share equivalents used in the computation of earnings per common share:
Weighted average common shares outstanding — basic (denominator)	44,499,747	53,039,026
Effect of dilutive common share equivalents:
Nonvested restricted shares	380,556	390,909
Stock options (1)	1,939,869	2,083,892
Weighted average common shares and common share equivalents outstanding — diluted (denominator)	46,820,172	55,513,827

Earnings per common share:
Basic	$0.43	$3.97
Diluted	$0.41	$3.79

(1)              Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2011 first quarter and 2010 first quarter, the number of stock options excluded were 67,358 and 108,184, respectively.

11.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2011, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of (1.5%) for the 2011 first quarter, compared to 3.0% for the 2010 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income reported by jurisdiction due primarily to the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $68.6 million at March 31, 2011, compared to $66.0 million at December 31, 2010. In addition, the Company paid $3.7 million for income taxes, net of recoveries, during the 2011 first quarter, compared to $0.7 million for the 2010 first quarter.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $2.5 million of federal excise taxes in the 2011 first quarter, compared to $3.0 million in the 2010 first quarter. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Subsequent Events

During 2006, the Company invested $50 million in Aeolus LP, which operates as an unrated reinsurance platform that provides collateralized property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. This investment is accounted for using the equity method on a quarter lag basis (based on the availability of their financial statements) with changes in the carrying value recorded in “other income.” As of March 31, 2011, the carrying value of this investment was approximately $54 million, with no unfunded capital commitments. Based upon information currently available to the Company as to the 2011 first quarter catastrophic events, the Company estimates that it will record in its second quarter results a loss in the range of $8 to $12 million (based on the Company’s approximate 4% share of profits) with respect to this investment. However, actual losses may vary materially from the estimates due to the inherent uncertainties in making estimates for catastrophic events.

On February 24, 2011, the board of directors of ACGL approved a three-for-one split on ACGL’s common shares. The share split was subject to the approval by shareholders of a proposal to amend the memorandum of association by sub-dividing the authorized common shares of ACGL to effect a three-for-one split of ACGL’s common shares. At the 2011 Annual General Shareholders Meeting, shareholders approved the proposed amendment. All holders of ACGL’s common shares issued as of the close of business on May 6, 2011 will receive three common shares for each common share owned as of that date, and the Company expects to credit shareholders’ accounts with the additional shares on or about May 11, 2011. The share split changed the Company’s authorized common shares from the current 200 million common shares, U.S. $.01 par value, to 600 million common shares, U.S. $.0033 par value. Information pertaining to the composition of the Company’s shareholders’ equity accounts, shares and earnings per share has not been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect the share split. Information presented on an unaudited pro forma basis, reflecting the impact of the share split for the 2011 first quarter and 2010 first quarter, is as follows:

	Three Months Ended
	March 31,
	2011	2010

Net income available to common shareholders	$19,295	$210,533

Net income per share data (as reported):
Basic	$0.43	$3.97
Diluted	$0.41	$3.79

Net income per share data (pro forma):
Basic	$0.14	$1.32
Diluted	$0.14	$1.26

Weighted average common shares (as reported):
Basic	44,499,747	53,039,026
Diluted	46,820,172	55,513,827

Weighted average common shares (pro forma):
Basic	133,499,241	159,117,078
Diluted	140,460,516	166,541,481

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2010 Form 10-K. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $4.73 billion in capital at March 31, 2011 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continues to be competitive with slight price declines and continued excess capacity in longer-tail product lines. In general, our insurance operations experienced reductions in primary rates of approximately 4% in the 2011 first quarter with most specialty lines trending down. During the 2011 first quarter and April 1 renewals, market conditions for our reinsurance operations were relatively unchanged, with the exception of international, catastrophe-exposed property business. As a result of the industry losses related to the 2011 first quarter catastrophic events, our reinsurance operations have experienced increased submission activity and demand.

Our objective is to achieve an average operating return on average equity of 15% or greater over the insurance cycle, which we believe to be an attractive return to our common shareholders given the risks we assume. We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and continue to believe that the most attractive area from a pricing point of view remains catastrophe-exposed business. We expect that catastrophe-exposed business will continue to represent a significant proportion of our overall book, which could increase the volatility of our operating results.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2011, our modeled peak zone catastrophe exposure (using the same vendor-based system version which was used to prepare the January 1, 2011 estimates) is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $726 million, followed by a windstorm affecting Florida Tri-County with a net probable maximum pre-tax loss of $665 million. Based on in-force exposure estimated as of January 1, 2011, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $733 million, followed by windstorms affecting the Florida Tri-County and Gulf areas with net probable maximum pre-tax losses of $683 million. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2011, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 60% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2010 Form 10-K.

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

Book value per common share was $91.02 at March 31, 2011, compared to $89.98 at December 31, 2010. The 1.2% change in the 2011 first quarter was impacted by the high level of catastrophic events in the period, partly offset by total return on investments and the accretive impact of share repurchases made during the period.

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

Our Operating ROAE was 0.8% for the 2011 first quarter, compared to 9.8% for the 2010 first quarter. The lower Operating ROAE for the 2011 first quarter resulted from a higher level of catastrophic events than in the 2010 first quarter along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

At March 31, 2011, the benchmark return index had an average credit quality of “Aa2” by Moody’s, an estimated duration of 3.37 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return

Pre-tax total return (before investment expenses):
2011 first quarter	1.50%	0.92%
2010 first quarter	1.58%	1.95%

(1)          Our investment expenses were approximately 0.22% of average invested assets in the 2011 first quarter, compared to 0.20% in the 2010 first quarter.

Total return outpaced the benchmark return by 58 basis points for the 2011 first quarter, benefiting from the strengthening of the Euro, British Pound Sterling and other foreign currencies during the 2011 first quarter, along with strong performance in our bank loan investments and alternative strategies. Excluding foreign exchange, total return was 1.14% for the 2011 first quarter, compared to 1.98% for the 2010 first quarter.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended
	March 31,
	2011	2010

After-tax operating income available to common shareholders	$7,859	$98,731
Net realized gains, net of tax	21,585	45,503
Net impairment losses recognized in earnings, net of tax	(2,680)	(1,606)
Equity in net income of investment funds accounted for using the equity method, net of tax	29,673	29,050
Net foreign exchange (losses) gains, net of tax	(37,142)	38,855
Net income available to common shareholders	$19,295	$210,533

The lower level of after-tax operating income in the 2011 first quarter compared to the 2010 first quarter primarily resulted from a higher level of catastrophic events along with the impacts of current insurance and reinsurance market conditions and lower reinvestment yields. Our 2011 first quarter results included losses for current year catastrophic events of $178.7 million, net of reinsurance and reinstatement premiums, compared to $58.1 million in the 2010 first quarter. The 2011 first quarter amounts recorded for current year catastrophic events, on both a gross and net basis, are detailed in the table below:

	Before Ceded	After Ceded
	Reinsurance	Reinsurance

Japanese Earthquake and Tsunami:
Property losses	$86,094	$63,056
Marine and personal accident losses	16,199	16,199
Total	102,293	79,255
New Zealand Earthquake	85,846	64,940
Australian Floods / Cyclone Yasi	43,847	32,896
Other	1,652	1,652
Total	$233,638	$178,743

The estimates for these catastrophic events are based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from our clients and brokers to date and a review of in-force contracts. Our actual losses from these events may vary materially from the estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of available information, the unprecedented nature and scale of the Japanese earthquake and tsunami event, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In particular, the models used for risks affecting Japan are relatively untested by actual experience and may be subject to even greater variability. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections we purchased are exhausted or are otherwise unavailable.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended
	March 31,
	2011	2010

Gross premiums written	$634,583	$633,576
Net premiums written	449,291	452,924

Net premiums earned	$407,591	$429,477
Fee income	778	753
Losses and loss adjustment expenses	(297,723)	(312,011)
Acquisition expenses, net	(61,415)	(67,431)
Other operating expenses	(74,737)	(80,720)
Underwriting loss	$(25,506)	$(29,932)

Underwriting Ratios
Loss ratio	73.0%	72.6%
Acquisition expense ratio (1)	14.9%	15.5%
Other operating expense ratio	18.3%	18.8%
Combined ratio	106.2%	106.9%

(1)          The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results for the 2011 first quarter and 2010 first quarter are discussed below.

Premiums Written.  Gross premiums written by the insurance segment in the 2011 first quarter were 0.2% higher than in the 2010 first quarter with increases in casualty lines, professional liability, and alternative markets business substantially offset by reductions in commercial aviation and executive assurance lines of business. The higher level in casualty lines primarily reflected new business written in national accounts casualty and by the insurance segment’s Canadian operations, along with growth in international casualty business. In addition, growth in alternative markets business (included in “other”) reflected new business and growth in existing accounts. The reduction in commercial aviation business resulted from a strategic decision to exit the business while the changes in professional liability and executive assurance business were primarily due to market conditions.  Net premiums written decreased by 0.8%, reflecting changes in the mix of business, reinstatement premiums and the impact of changes in reinsurance structure. For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned by the insurance segment in the 2011 first quarter were 5.1% lower than in the 2010 first quarter, and reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses. The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2011	2010

Current year	76.8%	71.7%
Prior period reserve development	(3.8)%	0.9%
Loss ratio	73.0%	72.6%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 5.1 points higher in the 2011 first quarter compared to the 2010 first quarter, primarily due to a higher amount of catastrophic event activity.  The 2011 first quarter loss ratio reflected 10.1 points of catastrophic activity, including 6.1 points recorded for the Japanese earthquake and tsunami, 3.1 points related to the New Zealand earthquake and 0.9 points related to the Australian floods, while the 2010 first quarter included 5.6 points of catastrophic activity, primarily from the Chilean earthquake.

Prior Period Reserve Development.

2011 first quarter prior period reserve development: The insurance segment’s net favorable development of $15.4 million, or 3.8 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property (including special risk other than marine) reserves from the 2008 and 2009 accident years (i.e., the year in which a loss occurred) of $2.9 million and $6.9 million, respectively, and $13.1 million from the 2010 accident year. Such amount included $6.2 million of favorable development on the 2010 named catastrophic events. The favorable development in property lines was primarily due to better than expected claims emergence. Such amounts were partially offset by adverse development in professional liability reserves from the 2009 and 2010 accident years of $3.7 million and $2.6 million, respectively, due to a slight increase in the frequency of claims reported, and in casualty reserves from the 2010 accident year of $6.3 million, primarily due to development on an energy casualty claim.

2010 first quarter prior period reserve development: The insurance segment’s net adverse development of $3.8 million, or 0.9 points, reflected adverse development in a small number of high severity casualty claims from the 2003 and 2004 accident years of $10.0 million and $6.0 million, respectively, which was partially offset by favorable development in short-tailed lines primarily consisting of reductions in property (including special risk other than marine) reserves from the 2006 to 2008 accident years of $1.6 million, $3.0 million and $7.5 million, respectively. This favorable development was due to better-than-expected non-catastrophe claims activity.

Underwriting Expenses.  The insurance segment’s underwriting expense ratio was 33.2% in the 2011 first quarter, compared to 34.3% in the 2010 first quarter. The acquisition expense ratio was 14.9% in the 2011 first quarter, compared to 15.5% in the 2010 first quarter. The 2011 first quarter acquisition expense ratio included 0.2 points of contingent commission expense, compared to 1.1 points in the 2010 first quarter. The other operating expense ratio was 18.3% for the 2011 first quarter, compared to 18.8% for the 2010 first quarter. The

2011 first quarter other operating expense ratio reflected a lower level of net premiums earned than in the 2010 first quarter, while the 2010 first quarter ratio included 1.4 points of non recurring costs.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended
	March 31,
	2011	2010

Gross premiums written	$331,013	$323,477
Net premiums written	314,987	314,830

Net premiums earned	$226,104	$240,440
Fee income	37	41
Losses and loss adjustment expenses	(196,157)	(116,040)
Acquisition expenses, net	(47,339)	(50,193)
Other operating expenses	(20,657)	(20,398)
Underwriting income (loss)	$(38,012)	$53,850

Underwriting Ratios
Loss ratio	86.8%	48.3%
Acquisition expense ratio	20.9%	20.9%
Other operating expense ratio	9.1%	8.5%
Combined ratio	116.8%	77.7%

The components of the reinsurance segment’s underwriting results for the 2011 first quarter and 2010 first quarter are discussed below.

Premiums Written.  Gross premiums written by the reinsurance segment in the 2011 first quarter were 2.3% higher than in the 2010 first quarter, primarily due to new business and share increases in other specialty, international medium-tail casualty and in facultative property lines, partially offset by a lower level of property catastrophe and other property business. The lower level of property catastrophe business was primarily due to a two year treaty of $18.2 million written in the 2010 first quarter with no corresponding premium in the 2011 first quarter, while the lower level of other property business resulted from share decreases and market conditions.  Net premiums written by the reinsurance segment was substantially unchanged in the 2011 first quarter.  For information regarding net premiums written produced by major line of business and geographic location, refer to note 5, “Segment Information,” of the notes accompanying our consolidated financial statements.

Net Premiums Earned.  Net premiums earned in the 2011 first quarter were 6.0% lower than in the 2010 first quarter, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. The 2011 first quarter included a higher level of shorter-tail premiums earned and an increase in the percentage of premiums earned from excess of loss contracts than in the 2010 first quarter.

Losses and Loss Adjustment Expenses. The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2011	2010

Current year	106.0%	63.5%
Prior period reserve development	(19.2)%	(15.2)%
Loss ratio	86.8%	48.3%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 42.5 points higher in the 2011 first quarter compared to the 2010 first quarter, primarily due to the higher level of current year catastrophic event activity. The 2011 first quarter loss ratio reflected 60.8 points related to current year catastrophic activity, including 24.0 points recorded for the Japanese earthquake and tsunami, 23.1 points related to the New Zealand earthquake and 13.0 points related to the Australian floods, while the 2010 first quarter included 14.2 points of catastrophic activity, primarily from the Chilean earthquake.

Prior Period Reserve Development.

2011 first quarter prior period reserve development: The reinsurance segment’s net favorable development of $43.4 million, or 19.2 points, reflected $17.4 million of favorable development in property catastrophe and property other than property catastrophe reserves, including $15.1 million from the 2010 underwriting year. Such amount included $10.6 million of favorable development on the 2010 named catastrophic events. In addition, there was $14.4 million of favorable development on casualty reserves, including $4.9 million, $4.5 million, $4.5 million and $4.7 million for the 2002 to 2005 underwriting years, respectively, partially offset by adverse development in the 2010 underwriting year of $6.0 million. The 2011 first quarter loss ratio also benefited from $6.2 million of favorable development on other specialty business, including $2.6 million and $2.5 million from the 2008 and 2009 underwriting years, respectively. The reductions in reserves were primarily due to better than expected claims emergence.

2010 first quarter prior period reserve development: The reinsurance segment’s net favorable development of $36.5 million, or 15.2 points, was primarily due to reductions in reserves in short-tailed lines of business. Such amount included favorable development in property catastrophe and property other than property catastrophe reserves of $19.8 million, including $5.3 million and $8.9 million from the 2008 and 2009 underwriting years, respectively, and $5.6 million from prior underwriting years. In addition, there was $12.4 million of favorable development on other specialty reserves, including $3.4 million, $1.9 million and $4.6 million from the 2004, 2008 and 2009 underwriting years, respectively. The 2010 first quarter loss ratio also benefitted from $6.8 million of favorable development on marine and aviation business, primarily from the 2007 underwriting year. Such amounts were partially offset by adverse development in casualty business of $3.2 million, including adverse development from the 2008 underwriting year of $9.5 million and favorable development in other underwriting years.

Underwriting Expenses.  The underwriting expense ratio for the reinsurance segment was 30.0% in the 2011 first quarter, compared to 29.4% in the 2010 first quarter. The acquisition expense ratio for the 2011 first quarter was 20.9%, compared to 20.9% for the 2010 first quarter. The comparison of the 2011 first quarter and 2010 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for the 2011 first quarter was 9.1%, compared to 8.5% for the 2010 first quarter. The higher other operating expense ratio in the 2011 first quarter was primarily due to the lower level of net premiums earned.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2011	2010

Fixed maturities	$85,144	$97,661
Equity securities	1,547	210
Short-term investments	678	230
Other (1)	7,054	275
Gross investment income	94,423	98,376
Investment expenses	(6,116)	(5,404)
Net investment income	$88,307	$92,972

(1) Primarily consists of interest income on operating cash accounts, other investments and securities lending transactions. The 2011 first quarter amount includes an initial dividend of $5.5 million received on an investment fund.

The comparability of net investment income between the 2011 first quarter and 2010 first quarter was influenced by our share repurchase program described below. In addition, net investment income for the 2011 first quarter included an initial dividend of $5.5 million received on an investment fund included in other investments. Approximately $4.0 million of such distribution is not expected to recur as the fund moves to monthly distributions. The pre-tax investment income yield, calculated based on amortized cost and adjusted to normalize the dividend income item, was 3.06% for the 2011 first quarter, compared to 3.24% for the 2010 fourth quarter and 3.41% for the 2010 first quarter. The decline in yields reflects lower reinvestment yields and an increased allocation to equities. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income

We recorded $4.6 million of other income in the 2011 first quarter, compared to $6.0 million in the 2010 first quarter. Such amounts resulted from our investments in Aeolus LP and Gulf Reinsurance Limited (“Gulf Re”) which are accounted for using the equity method on a quarter lag basis. Based upon information currently available to us on the impact of the 2011 first quarter catastrophic events to Aeolus LP, we estimate that we will record in our second quarter results a loss in the range of $8 to $12 million with respect to our investment in Aeolus LP. However, actual losses may vary materially from the estimates due to the inherent uncertainties in making estimates for catastrophic events.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method

We recorded $29.7 million of equity in net income related to investment funds accounted for using the equity method in the 2011 first quarter, compared to $29.1 million of equity in net income for the 2010 first quarter. Due to the ownership structure of these investment funds, which invest in fixed maturity securities, we use the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $395.3 million at March 31, 2011, compared to $434.6 million at December 31, 2010. At March 31, 2011, our portfolio included $357.2 million of investments in bank loan funds, of which $208.4 million are reflected in the investment funds accounted for using the equity method.

Net Realized Gains or Losses

Net realized gains (losses) were as follows, excluding net impairment losses recognized in earnings:

	Three Months Ended
	March 31,
	2011	2010

Fixed maturities	$21,883	$40,215
Equity securities	10,497	(709)
Other investments	473	9
Other (1)	(12,158)	8,267
Net realized gains	$20,695	$47,782

(1) Primarily consists of realized gains or losses related to investment-related derivatives, foreign currency forward contracts and changes in the market value of TALF investments and TALF borrowings.

Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Total return on our portfolio under management for the 2011 first quarter was 1.50%, compared to 1.58% for the 2010 first quarter. Excluding foreign exchange, total return was 1.14% for the 2011 first quarter, compared to 1.98% for the 2010 first quarter. Total return is calculated on a pre-tax basis and before investment expenses. Total return outpaced the benchmark return by 58 basis points for the 2011 first quarter, benefiting from the strengthening of the Euro, British Pound Sterling and other foreign currencies during the 2011 first quarter, along with strong performance in our bank loan investments and alternative strategies. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the market value of certain hybrid securities pursuant to applicable guidance. See note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings

On a quarterly basis, we perform reviews of our investments to determine whether declines in market value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For the 2011 first quarter, we recorded $2.7 million of credit related impairments in earnings, compared to $1.6 million for the 2010 first quarter. The OTTI recorded in the 2011 first quarter primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $7.0 million for the 2011 first quarter, compared to $5.7 million for the 2010 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2011 first quarter of $36.9 million consisted of net unrealized losses of $37.0 million and net realized gains of $0.1 million, compared to net foreign exchange gains for the 2010 first quarter of $38.6 million consisted of net unrealized gains of $37.9 million and net realized gains of $0.7 million. The 2011 first quarter net foreign exchange losses primarily resulted from the weakening of the U.S. Dollar against the Euro, British Pound Sterling and other major foreign currencies during the period. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders’ equity.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2010 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements.

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

The following table summarizes our invested assets:

	March 31,	December 31,
	2011	2010

Fixed maturities available for sale, at market value	$9,033,408	$9,082,828
Fixed maturities pledged under securities lending agreements, at market value (1)	161,888	75,575
Total fixed maturities	9,195,296	9,158,403
Short-term investments available for sale, at market value	1,130,142	915,841
Short-term investments pledged under securities lending agreements, at market value (1)	36,530	—
Cash	406,877	362,740
TALF investments, at market value (2)	400,970	402,449
Equity securities available for sale, at market value	419,893	363,255
Other investments
Fixed income investment funds	335,293	266,267
Other	50,834	83,005
Investment funds accounted for using the equity method	395,258	434,600
Total cash and investments (1)	12,371,093	11,986,560
Securities transactions entered into but not settled at the balance sheet date	(516,682)	(144,047)
Total investable assets	$11,854,411	$11,842,513

(1)          In securities lending transactions, we receive collateral in excess of the market value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the collateral received and reinvested of $195.1 million and $69.7 million at March 31, 2011 and December 31, 2010, respectively, and included the $198.4 million and $75.6 million, respectively, of “fixed maturities and short-term investments pledged under securities lending agreements, at market value.”

(2)          We participate in the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities

At March 31, 2011, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.73 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.36%. At December 31, 2010, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.83 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.52%. At March 31, 2011, approximately $7.57 billion, or 66%, of our total investments and cash was internally managed, compared to $7.48 billion, or 65%, at December 31, 2010.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments), and equity securities:

	Estimated	Gross	Gross	Cost or	OTTI
	Market	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (1)

At March 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$2,885,398	$98,498	$(13,879)	$2,800,779	$(17,776)
Mortgage backed securities	1,789,776	14,533	(22,430)	1,797,673	(18,931)
Municipal bonds	1,170,113	39,020	(4,552)	1,135,645	(125)
Commercial mortgage backed securities	1,164,745	25,817	(5,796)	1,144,724	(3,453)
U.S. government and government agencies	788,000	13,974	(2,441)	776,467	(207)
Non-U.S. government securities	779,416	43,697	(12,237)	747,956	(72)
Asset backed securities	617,848	23,681	(4,199)	598,366	(3,927)
Total	$9,195,296	$259,220	$(65,534)	$9,001,610	$(44,491)

Equity securities	$419,893	$33,442	$(7,194)	$393,645

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements:
Corporate bonds	$2,839,344	$97,400	$(18,343)	$2,760,287	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)
Total	$9,158,403	$268,715	$(79,802)	$8,969,490	$(47,033)

Equity securities	$363,255	$20,660	$(3,424)	$346,019

(1)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in market value subsequent to the impairment measurement date. At March 31, 2011, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $1.8 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	March 31, 2011		December 31, 2010
Rating (1)	Estimated Market Value	% of Total	Estimated Market Value	% of Total

AAA	$6,435,249	70.0	$6,531,757	71.3
AA	1,043,463	11.3	1,053,666	11.5
A	697,002	7.6	605,483	6.6
BBB	425,913	4.6	388,564	4.2
BB	154,537	1.7	133,673	1.5
B	250,318	2.7	242,479	2.6
Lower than B	100,409	1.1	109,596	1.2
Not rated	88,405	1.0	93,185	1.1
Total	$9,195,296	100.0	$9,158,403	100.0

(1) Ratings as assigned by the major rating agencies.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$3,094,964	$(53,153)	81.1	$2,650,335	$(58,941)	73.8
10-20%	40,405	(5,861)	9.0	79,419	(11,896)	14.9
20-30%	15,622	(4,347)	6.6	18,799	(5,721)	7.2
30-40%	909	(458)	0.7	1,373	(689)	0.9
40-50%	714	(643)	1.0	733	(660)	0.8
50-100%	144	(1,072)	1.6	465	(1,895)	2.4
Total	$3,152,758	$(65,534)	100.0	$2,751,124	$(79,802)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$121,111	$(5,215)	8.0	$74,340	$(2,845)	3.6
10-20%	20,181	(2,565)	3.9	36,900	(5,475)	6.9
20-30%	4,910	(1,466)	2.2	7,918	(2,619)	3.3
30-40%	909	(458)	0.7	1,054	(537)	0.7
40-50%	714	(643)	1.0	733	(659)	0.8
50-100%	144	(1,072)	1.6	466	(1,895)	2.4
Total	$147,969	$(11,419)	17.4	$121,411	$(14,030)	17.7

At March 31, 2011 and December 31, 2010, below-investment grade securities comprised approximately  6.5% of our fixed maturities and fixed maturities pledged under securities lending agreements. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At March 31, 2011, corporate bonds represented 34% of the total below investment grade securities at market value, mortgage backed securities represented 62% of the total and 4% were in other classes. At December 31, 2010, corporate bonds represented 26% of the total below investment grade securities at market value, mortgage backed securities represented 69% of the total and 5% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at March 31, 2011 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated market value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by market value at March 31, 2011, excluding guaranteed amounts:

	Estimated Market Value	Credit Rating

JPMorgan Chase & Co.	$62,793	AA-
General Electric Co.	52,249	AA+
Sovrisc BV	40,968	AAA
MetLife Inc.	36,223	A+
Wells Fargo & Company	28,892	AA-
Bank of America Corp.	28,251	A+
Verizon Communications Inc.	26,711	A-
Total SA	26,359	AA
Banco Santander SA	26,053	AA
Royal Dutch Shell PLC	25,765	AA
Total	$354,264

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At March 31, 2011, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.79 billion, or 15.1% of total investable assets, compared to $1.81 billion, or 15.3%, at December 31, 2010.  As with other fixed income investments, the market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At March 31, 2011, CMBS constituted approximately $1.16 billion, or 9.8% of total investable assets, compared to $1.17 billion, or 9.9%, at December 31, 2010. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our mortgage backed securities (“MBS”) and CMBS at March 31, 2011, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Market Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Non-agency MBS:	2003		$2,704	AAA	$2,758	102.0%	0.0%
	2004		17,313	A-	16,248	93.8%	0.1%
	2005		56,619	BB+	53,788	95.0%	0.5%
	2006		34,977	B-	33,081	94.6%	0.3%
	2007		50,625	CCC+	48,110	95.0%	0.4%
	2008		8,718	CCC	8,389	96.2%	0.1%
	2009	(6)	87,443	AAA	91,460	104.6%	0.8%
	2010	(6)	70,892	AAA	70,956	100.1%	0.6%
Total non-agency MBS			$329,291	A-	$324,790	98.6%	2.7%

Non-agency CMBS:	1998		3,587	AAA	3,696	103.0%	0.0%
	1999		38	AAA	37	97.4%	0.0%
	2001		24,849	AAA	24,388	98.1%	0.2%
	2002		36,662	AAA	37,059	101.1%	0.3%
	2003		60,417	AAA	63,158	104.5%	0.5%
	2004		115,620	AAA	118,750	102.7%	1.0%
	2005		51,960	AAA	52,257	100.6%	0.4%
	2006		3,584	AA	3,540	98.8%	0.0%
	2007		60,032	AAA	65,610	109.3%	0.6%
	2008		193	AA+	190	98.4%	0.0%
	2009		5,083	AAA	5,402	106.3%	0.0%
	2010		223,313	AAA	222,276	99.5%	1.9%
	2011		193,437	AAA	193,006	99.8%	1.6%
Total non-agency CMBS			$778,775	AAA	789,369	101.4%	6.7%

Additional Statistics:

	Non-Agency MBS		Non- Agency
	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	55	63	47
Weighted average life (months) (2)	25	57	43
Weighted average loan-to-value % (3)	69.1%	68.8%	68.0%
Total delinquencies (4)	22.8%	22.6%	5.1%
Current credit support % (5)	38.3%	16.1%	25.9%

(1)	Loans defeased with government/agency obligations represented approximately 6.1% of the collateral underlying our
CMBS holdings.
(2)	The weighted average life for MBS is based on the interest rates in effect at March 31, 2011. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.
(3)	The range of loan-to-values is 34% to 87% on MBS and 48% to 95% on CMBS.
(4)	Total delinquencies includes 60 days and over.
(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.
(6)	Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at March 31, 2011:

			Estimated Market Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Credit cards (1)	$268,173	AAA	$279,832	104.3%	2.4%
Autos (2)	110,011	AAA	113,589	103.3%	1.0%
U.K. securitized (3)	67,662	AAA	69,607	102.9%	0.6%
Student loans (4)	45,687	AAA	46,793	102.4%	0.4%
Rate reduction bonds (5)	31,638	AAA	33,155	104.8%	0.3%
Other	60,330	AA+	60,405	100.1%	0.5%
	583,501	AAA	603,381	103.4%	5.1%

Home equity (6)	$4,497	AAA	$4,186	93.1%	0.0%
	154	A	153	99.4%	0.0%
	8,349	BB to B	7,297	87.4%	0.1%
	1,688	CCC to C	2,761	163.6%	0.0%
	190	D	70	36.8%	0.0%
	14,878	BB+	14,467	97.2%	0.1%

Total ABS	$598,379	AAA	617,848	103.3%	5.2%

The effective duration of the total ABS was 1.0 years at March 31, 2011.

(1) The weighted average credit support % on credit cards is 16.2%.

(2) The weighted average credit support % on autos is 38.4%.

(3) The weighted average credit support % on U.K. securitized is 16.3%.

(4) The weighted average credit support % on student loans is 8.9%.

(5) The weighted average credit support % on rate reduction bonds is 19.3%.

(6) The weighted average credit support % on home equity is 23.2%.

At March 31, 2011, our fixed income portfolio included $45.2 million par value in sub-prime securities with an estimated market value of $19.9 million and an average credit quality of “BBB” from Standard & Poor’s and “Ba1” from Moody’s. At December 31, 2010, our fixed income portfolio included $47.1 million par value in sub-prime securities with an estimated market value of $19.9 million and an average credit quality of “BBB+” from Standard & Poor’s and “Baa3” from Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $11.7 million estimated market value of sub-prime securities with an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s at March 31, 2011, compared to approximately $13.2 million estimated market value with an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s at December 31, 2010.

At March 31, 2011, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the estimated market value of which was approximately $237.7 million, or approximately 2.0% of our total investable assets. These securities had an average rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of “Aa2” by Moody’s and

“AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average market values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at March 31, 2011. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($114.8 million), Assured Guaranty Ltd. ($74.1 million), the Texas Permanent School Fund ($26.9 million) and Financial Guaranty Insurance Company ($21.9 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at March 31, 2011.

Other investments totaled $386.1 million at March 31, 2011, compared to $349.3 million at December 31, 2010. Investment funds accounted for using the equity method totaled $395.3 million at March 31, 2011, compared to $434.6 million at December 31, 2010. Certain of our investments, primarily those included in “other investments” and “investment funds accounted for using the equity method” on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments. See note 7, “Investment Information — Other Investments” and “Investment Information — Investment Funds Accounted for Using the Equity Method” of the notes accompanying our consolidated financial statements for further details.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at March 31, 2011 and December 31, 2010 by level.

Premiums Receivable and Reinsurance Recoverables

At March 31, 2011, 80.6% of premiums receivable of $633.1 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. At December 31, 2010, 77.9% of premiums receivable of $503.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.4% of the total. Approximately 0.4% of the $51.5 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at March 31, 2011, compared to 0.6% of the $60.8 million of paid losses and loss adjustment expenses recoverable at December 31, 2010. At March 31, 2011 and December 31, 2010, our reserves for doubtful accounts were approximately $14.7 million and $13.6 million, respectively.

At March 31, 2011, approximately 90.7% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.77 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.9% of our total shareholders’ equity. At December 31, 2010, approximately 91.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.5% of our total shareholders’ equity.

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

At March 31, 2011 and December 31, 2010, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31,	December 31,
	2011	2010

Insurance:
Case reserves	$1,223,657	$1,251,896
IBNR reserves	2,711,445	2,590,529
Total net reserves	$3,935,102	$3,842,425

Reinsurance:
Case reserves	$752,250	$747,545
Additional case reserves	167,760	93,110
IBNR reserves	1,743,535	1,712,173
Total net reserves	$2,663,545	$2,552,828

Total:
Case reserves	$1,975,907	$1,999,441
Additional case reserves	167,760	93,110
IBNR reserves	4,454,980	4,302,702
Total net reserves	$6,598,647	$6,395,253

At March 31, 2011 and December 31, 2010, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
	2011	2010

Casualty	$642,794	$656,446
Professional liability	641,806	602,032
Executive assurance	608,389	599,753
Property, energy, marine and aviation	554,378	519,560
Programs	511,511	504,068
Construction	393,760	391,179
National accounts casualty	142,897	132,064
Healthcare	142,808	145,343
Surety	76,549	79,264
Travel and accident	30,464	31,707
Lenders products	12,071	12,156
Other	177,675	168,853
Total net reserves	$3,935,102	$3,842,425

At March 31, 2011 and December 31, 2010, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
	2011	2010

Casualty	$1,736,403	$1,748,888
Property excluding property catastrophe	348,222	295,425
Property catastrophe	226,424	160,237
Marine and aviation	184,733	194,925
Other specialty	119,696	106,241
Other	48,067	47,112
Total net reserves	$2,663,545	$2,552,828

Shareholders’ Equity

Our shareholders’ equity was $4.33 billion at March 31, 2011, compared to $4.51 billion at December 31, 2010. The decrease in the 2011 first quarter was primarily attributable to share repurchase activity.

Book Value per Common Share

The following table presents the calculation of book value per common share at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(U.S. dollars in thousands, except share data)	2011	2010

Calculation of book value per common share:
Total shareholders’ equity	$4,325,535	$4,513,003
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,000,535	$4,188,003
Common shares outstanding (1)	43,950,213	46,544,075
Book value per common share	$91.02	$89.98

(1)        Excludes the effects of 3,980,104 and 4,083,856 stock options and 172,646 and 173,178 restricted stock units outstanding at March 31, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $17.0 million at March 31, 2011, compared to $14.4 million at December 31, 2010. During the 2011 first quarter, ACGL received dividends of $247.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, which were primarily used to fund the share repurchase program described below.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement (“BSCR”) model. At December 31, 2010, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.26 billion and statutory capital and surplus of $4.44 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $863 million to ACGL during the remainder of 2011 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2011 and December 31, 2010, such amounts approximated $6.12 billion and $5.87 billion, respectively.

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

Consolidated net cash provided by operating activities was $224.6 million for the 2011 first quarter, compared to $184.6 million for the 2010 first quarter. The increase in operating cash flows for the 2011 first quarter over the 2010 first quarter was primarily due to the timing of dividend receipts on other investments and the timing of certain expense payments. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate investable assets totaled $11.85 billion at March 31, 2011, compared to $11.84 billion at December 31, 2010. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices in an illiquid market or access credit facilities. Our unfunded investment commitments totaled approximately $171.4 million at March 31, 2011.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program, ACGL has repurchased approximately 34.4 million common shares for an aggregate purchase price of $2.51 billion. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. At March 31, 2011, approximately $992.4 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. In addition, we had access to secured letter of credit facilities of approximately $180 million, which were primarily used to support our syndicate at Lloyd’s of London, and to other secured letter of credit facilities, some of which are available on a limited basis and for limited purposes. Refer to note 4, “Debt and Financing Arrangements—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity. It is anticipated that the available facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. We can provide no assurance that we will be able to renew the facilities in August 2011 on satisfactory terms and, if renewed, the costs of the facilities may be significantly higher than the costs of our existing facilities. Failure to renew or replace these facilities on satisfactory terms could materially adversely affect our liquidity and results of operations.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares (“series A preferred shares”) were issued with net proceeds of $193.5 million and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares (“series B preferred shares” and together with the series A preferred shares, the “preferred shares”) were issued with net proceeds of $120.9 million. The net proceeds of the offerings were used to support the underwriting activities of ACGL’s insurance and reinsurance subsidiaries. ACGL has the right to redeem all or a portion of the series A preferred shares at a redemption price of $25.00 per share currently and the right to redeem all or a portion of the Series B preferred shares at a redemption price of $25.00 per share on or after May 15, 2011. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. During the 2011 first quarter, we paid $6.5 million to holders of the preferred shares and, at March 31, 2011, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of March 31, 2011, we had $401.0 of securities under TALF which are reflected as “TALF investments, at market value” and $322.2 of secured financing from the FRBNY which is reflected as “TALF borrowings, at market value.” As of December 31, 2010, we had $402.4 million TALF investments, at market value and $325.8 million of TALF borrowings, at market value. Refer to note 4, “Debt and Financing Arrangements—TALF Program,” of the notes accompanying our consolidated financial statements for further details on the TALF Program.

At March 31, 2011, ACGL’s capital of $4.73 billion consisted of $300.0 million of senior notes, representing 6.3% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.9% of the total, and common shareholders’ equity of $4.00 billion, representing the balance. At December 31, 2010, ACGL’s capital of $4.91 billion consisted of $300.0 million of senior notes, representing 6.1% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.6% of the total, and common shareholders’ equity of $4.19 billion, representing the balance. The reduction in capital during the 2011 first quarter was primarily attributable to share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2011. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2010 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at March 31, 2011 that affect the quantitative and qualitative disclosures presented as of December 31, 2010 were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at March 31, 2011 and December 31, 2010:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At March 31, 2011
Total market value	$10,673.0	$10,552.7	$10,418.3	$10,272.5	$10,130.0
Market value change from base	2.44%	1.29%	—	(1.40)%	(2.77)%
Change in unrealized value	$254.7	$134.4	$—	$(145.8)	$(288.3)

At December 31, 2010
Total market value	$10,668.3	$10,542.6	$10,404.9	$10,249.0	$10,100.0
Market value change from base	2.53%	1.32%	—	(1.50)%	(2.93)%
Change in unrealized value	$263.4	$137.7	$—	$(155.9)	$(304.9)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at March 31, 2011 and December 31, 2010:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At March 31, 2011
Total market value	$10,645.3	$10,530.4	$10,418.3	$10,306.2	$10,191.3
Market value change from base	2.18%	1.08%	—	(1.08)%	(2.18)%
Change in unrealized value	$227.0	$112.1	$—	$(112.1)	$(227.0)

At December 31, 2010
Total market value	$10,608.2	$10,506.5	$10,404.9	$10,304.2	$10,204.4
Market value change from base	1.95%	0.98%	—	(0.97)%	(1.93)%
Change in unrealized value	$203.3	$101.6	$—	$(100.7)	$(200.5)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2011, our portfolio’s VaR was estimated to be 3.36%, compared to an estimated  3.76%, at December 31, 2010.

Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments.  At March 31, 2011 and December 31, 2010, the market value of our investments in privately held securities, equity securities (excluding our investment in Aeolus LP which is accounted for using the equity method) and certain other investments totaled $660.2 million and $587.1 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in market value. An immediate hypothetical 10% decline in the value of each position would reduce the market value of such investments by approximately $66.0 million and $58.7 million at March 31, 2011 and December 31, 2010, respectively, and would have decreased book value per common share by approximately $1.50 and $1.26, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The market values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At March 31, 2011, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $1.33 billion, compared to $1.04 billion at December 31, 2010. A 100 basis point depreciation of the underlying exposure to these derivative instruments at March 31, 2011 and December 31, 2010 would have resulted in a reduction in net income of approximately $13.3 million and $10.4 million, respectively, and would have decreased book value per common share by $0.30 and $0.22, respectively.

For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. In addition, as a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility in our results of operations. A 10% appreciation of the U.S. Dollar against the major foreign currencies for our outstanding contracts at March 31, 2011 and December 31, 2010, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $13.3 million and $16.5 million, respectively, and would have decreased book value per common share by approximately $0.30 and $0.35, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•      general economic and market conditions (including inflation, interest rates, foreign currency exchange rates, prevailing credit terms and the depth and duration of a recession) and conditions specific to the reinsurance and insurance markets (including the length and magnitude of the current “soft” market) in which we operate;

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

•      accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2011;

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

Other Financial Information

The consolidated financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 9, 2011) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2011, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2011 first quarter:

	Issuer Purchases of Equity Securities
(U.S. dollars in thousands, except share data) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
1/1/2011-1/31/2011	1,372,291	$87.75	1,372,118	$109,123
2/1/2011-2/28/2011	625,520	88.38	623,719	$1,054,001	(3)
3/1/2011-3/31/2011	692,684	89.14	691,624	$992,356
Total	2,690,495	$88.25	2,687,461	$992,356

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

(2)   The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 34.4 million common shares for an aggregate purchase price of $2.51 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

(3)   In February 2011, ACGL’s board of directors authorized an additional share repurchase authorization of $1.0 billion.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2011 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreement with ACGL substantially in the form signed by each of Brian S. Posner, Yiorgos Lillikas and Eric W. Doppstadt — November 4, 2010 grants

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2011 and March 31, 2010; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 9, 2011	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: May 9, 2011	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreement with ACGL substantially in the form signed by Brian S. Posner, Yiorgos Lillikas and Eric W. Doppstadt — November 4, 2010 grants

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2011 and March 31, 2010; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.