Form 10-Q
period 2011-06-30
ARCH CAPITAL GROUP LTD.
filed 2011-08-05
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of August 1, 2011 was 133,244,445.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and June 30, 2010, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2011 and June 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

August 5, 2011

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,002,395 and $8,771,988)	$9,247,002	$8,957,859
Short-term investments available for sale, at fair value (amortized cost: $702,595 and $913,488)	704,495	915,841
Investment of funds received under securities lending, at fair value (amortized cost: $145,496 and $69,682)	145,224	69,660
Equity securities available for sale, at fair value (cost: $303,743 and $292,958)	320,434	310,194
Other investments available for sale, at fair value (cost: $270,342 and $252,590)	299,845	275,538
Investments accounted for using the fair value option	321,790	219,173
TALF investments, at fair value (amortized cost: $381,644 and $389,200)	399,341	402,449
Investments accounted for using the equity method	399,968	508,334
Total investments	11,838,099	11,659,048

Cash	411,001	362,740
Accrued investment income	71,083	74,837
Investment in joint venture (cost: $100,000)	105,982	105,698
Fixed maturities and short-term investments pledged under securities lending, at fair value	150,501	75,575
Premiums receivable	712,397	503,434
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,855,342	1,763,985
Prepaid reinsurance premiums	278,587	263,448
Deferred acquisition costs, net	310,616	277,861
Receivable for securities sold	733,931	56,145
Other assets	746,267	669,164
Total Assets	$17,213,806	$15,811,935

Liabilities
Reserve for losses and loss adjustment expenses	$8,564,908	$8,098,454
Unearned premiums	1,589,497	1,370,075
Reinsurance balances payable	154,860	132,452
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at fair value (par: $318,596 and $326,219)	318,441	325,770
Securities lending payable	155,072	78,021
Payable for securities purchased	838,787	200,192
Other liabilities	750,972	693,968
Total Liabilities	12,772,537	11,298,932

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares - Series A and B	325,000	325,000
Common shares ($0.0033 par, shares issued: 162,363,488 and 160,073,616)	541	534
Additional paid-in capital	142,001	110,325
Retained earnings	4,533,729	4,422,553
Accumulated other comprehensive income, net of deferred income tax	263,584	204,503
Common shares held in treasury, at cost (shares: 29,591,964 and 20,441,391)	(823,586)	(549,912)
Total Shareholders’ Equity	4,441,269	4,513,003
Total Liabilities and Shareholders’ Equity	$17,213,806	15,811,935

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Net premiums written	$706,543	$624,258	$1,470,821	$1,392,012
Change in unearned premiums	(63,664)	(1,247)	(194,247)	(99,084)
Net premiums earned	642,879	623,011	1,276,574	1,292,928
Net investment income	86,671	90,537	174,978	183,509
Net realized gains	45,210	62,114	65,905	109,896

Other-than-temporary impairment losses	(1,969)	(4,718)	(5,227)	(7,054)
Less investment impairments recognized in other comprehensive income, before taxes	285	308	863	1,038
Net impairment losses recognized in earnings	(1,684)	(4,410)	(4,364)	(6,016)

Fee income	784	883	1,599	1,677
Equity in net income (loss) of investment funds accounted for using the equity method	5,973	(348)	35,646	28,702
Other income (loss)	(4,265)	4,528	302	10,506
Total revenues	775,568	776,315	1,550,640	1,621,202

Expenses
Losses and loss adjustment expenses	431,622	363,145	925,502	791,196
Acquisition expenses	110,639	107,475	219,393	225,099
Other operating expenses	110,563	101,533	212,983	208,339
Interest expense	7,758	7,916	15,479	15,176
Net foreign exchange losses (gains)	18,375	(48,625)	55,287	(87,226)
Total expenses	678,957	531,444	1,428,644	1,152,584

Income before income taxes	96,611	244,871	121,996	468,618

Income tax (benefit) expense	(1,731)	1,420	(2,102)	8,173

Net income	98,342	243,451	124,098	460,445

Preferred dividends	6,461	6,461	12,922	12,922

Net income available to common shareholders	$91,881	$236,990	$111,176	$447,523

Net income per common share
Basic	$0.70	$1.55	$0.84	$2.87
Diluted	$0.67	$1.48	$0.80	$2.74

Weighted average common shares and common share equivalents outstanding
Basic	131,232,269	152,962,620	132,359,493	156,022,848
Diluted	137,975,599	159,795,909	139,234,931	163,160,070

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Comprehensive Income
Net income	$124,098	$460,445
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	125,232	113,934
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(863)	(1,038)
Reclassification of net realized gains, net of income taxes, included in net income	(67,858)	(70,218)
Foreign currency translation adjustments	2,570	(7,973)
Other comprehensive income	59,081	34,705
Comprehensive Income	$183,179	$495,150

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	534	548
Common shares issued, net	7	11
Purchases of common shares under share repurchase program	—	(30)
Balance at end of period	541	529

Additional Paid-in Capital
Balance at beginning of year	110,325	253,466
Common shares issued	3,912	3,289
Exercise of stock options	6,372	24,664
Common shares retired	—	(217,562)
Amortization of share-based compensation	19,505	19,376
Other	1,887	595
Balance at end of period	142,001	83,828

Retained Earnings
Balance at beginning of year	4,422,553	3,605,809
Dividends declared on preferred shares	(12,922)	(12,922)
Net income	124,098	460,445
Balance at end of period	4,533,729	4,053,332

Accumulated Other Comprehensive Income

Balance at beginning of year	204,503	138,526
Change in unrealized appreciation in value of investments, net of deferred income tax	57,374	43,716
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(863)	(1,038)
Foreign currency translation adjustments, net of deferred income tax	2,570	(7,973)
Balance at end of period	263,584	173,231

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(549,912)	—
Shares repurchased for treasury	(273,674)	(237,917)
Balance at end of period	(823,586)	(237,917)

Total Shareholders’ Equity	$4,441,269	$4,398,003

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$124,098	$460,445
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(71,367)	(111,889)
Net impairment losses recognized in earnings	4,364	6,016
Equity in net income of investment funds accounted for using the equity method and other income	18,590	(18,380)
Share-based compensation	19,505	19,376
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	286,223	162,604
Unearned premiums, net of prepaid reinsurance premiums	194,123	96,881
Premiums receivable	(196,244)	(136,851)
Deferred acquisition costs, net	(30,261)	(17,617)
Reinsurance balances payable	15,987	(17,402)
Other liabilities	6,753	(15,771)
Other items, net	74,776	(37,275)
Net Cash Provided By Operating Activities	446,547	390,137

Investing Activities
Purchases of:
Fixed maturity investments	(7,669,992)	(9,483,319)
Equity securities	(248,947)	(74,010)
Other investments	(207,365)	(283,450)
Proceeds from the sales of:
Fixed maturity investments	7,622,120	9,111,774
Equity securities	199,650	36,768
Other investments	201,680	177,046
Proceeds from redemptions and maturities of fixed maturity investments	537,410	456,937
Net purchases of short-term investments	(544,295)	(6,682)
Change in investment of securities lending collateral	(77,051)	(680)
Purchases of furniture, equipment and other assets	(12,348)	(7,860)
Net Cash Used By Investing Activities	(199,138)	(73,476)

Financing Activities
Purchases of common shares under share repurchase program	(266,725)	(450,326)
Proceeds from common shares issued, net	1,478	14,370
Proceeds from borrowings	—	264,526
Repayments of borrowings	(7,614)	(120,339)
Change in securities lending collateral	77,051	680
Other	3,181	7,357
Preferred dividends paid	(12,922)	(12,922)
Net Cash Used For Financing Activities	(205,551)	(296,654)

Effects of exchange rate changes on foreign currency cash	6,403	(13,109)

Increase in cash	48,261	6,898
Cash beginning of year	362,740	334,571
Cash end of period	$411,001	$341,469

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

In May 2011, the FASB issued an ASU that provides clarification or changes to existing fair value measurement and disclosure requirements, including, for example, additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company is evaluating the impact the new guidance will have on its consolidated financial statements.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2011, the FASB issued an ASU that is intended to increase the prominence of other comprehensive income in the financial statements by allowing only two options for reporting comprehensive income: (1) A single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (2) in a two-statement approach that presents the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. This ASU is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company is evaluating the impact the new guidance will have on its consolidated financial statements.

3.       Share Transactions

Three-for-One Share Split

In May 2011, shareholders approved a proposal to amend the memorandum of association by sub-dividing the authorized common shares of ACGL to effect a three-for-one split of ACGL’s common shares. The share split changed the Company’s authorized common shares to 600 million common shares (200 million previously) with a par value of $0.0033 per share ($0.01 previously). Information pertaining to the composition of the Company’s shareholders’ equity accounts, shares and earnings per share has been retroactively adjusted in the accompanying financial statements and notes to the consolidated financial statements to reflect the share split.

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 104.1 million common shares for an aggregate purchase price of $2.54 billion. During the 2011 second quarter, ACGL repurchased 0.9 million common shares for an aggregate purchase price of $29.6 million, compared to 10.9 million common shares for an aggregate purchase price of $269.1 million during the 2010 second quarter. For the six months ended June 30, 2011, ACGL repurchased 8.9 million common shares for an aggregate purchase price of $266.7 million, compared to 18.5 million common shares for an aggregate purchase price of $450.3 million for the 2010 period.

At June 30, 2011, $962.8 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Share-Based Compensation

During the 2011 second quarter, the Company made a stock grant of 697,632 stock appreciation rights and stock options and 727,641 restricted shares and units to certain employees and directors. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted during the 2011 second quarter were approximately $9.75 and $33.91 per share, respectively. During the 2010 second quarter, the Company made a stock grant of 865,257 stock appreciation rights and stock options and 895,965 restricted shares and units to certain employees. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted during the 2010 second quarter were approximately $7.66 and $25.01 per share, respectively. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. Such values are being amortized over the respective substantive vesting period. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date.

4.      Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of June 30, 2011, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility (the “Credit Agreement”). The Company was in compliance with all covenants contained in the Credit Agreement at June 30, 2011. The Credit Agreement expires on August 30, 2011. In addition, the Company had access to secured letter of credit facilities of approximately $180 million as of June 30, 2011, which were primarily used to support the Company’s syndicate at Lloyd’s of London, and to other secured letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The Company was in compliance with all covenants contained in the LOC Facilities at June 30, 2011. At June 30, 2011, the Company had $629.0 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $714.6 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

Dividends for Preferred Shares

On May 6, 2011, the Company’s board of directors declared dividends with respect to the $200.0 million principal amount of 8.0% series A non-cumulative preferred shares outstanding and $125.0 million principal amount of 7.875% series B non-cumulative preferred shares outstanding (together, “Preferred Shares”). All such dividends will be payable out of lawfully available funds for the payment of dividends under Bermuda law on August 15, 2011 to holders of record of the Preferred Shares as of August 1, 2011, unless determined otherwise by the board of directors or the executive committee of the board of directors on or prior to the applicable effective date. At June 30, 2011, the Company had declared an aggregate of $3.3 million of dividends to be paid to the holders of the Preferred Shares.

Investment Commitments

The Company’s investment commitments, which are primarily related to investment funds accounted for using the equity method, were approximately $158.2 million at June 30, 2011.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders, for the 2011 second quarter and 2010 second quarter:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$635,005	$277,766	$911,939	$616,353	$203,695	$817,100
Net premiums written	438,263	268,280	706,543	422,837	201,421	624,258

Net premiums earned	$410,819	$232,060	$642,879	$405,473	$217,538	$623,011
Fee income	702	82	784	874	9	883
Losses and loss adjustment expenses	(301,642)	(129,980)	(431,622)	(275,294)	(87,851)	(363,145)
Acquisition expenses, net	(66,543)	(44,096)	(110,639)	(65,359)	(42,116)	(107,475)
Other operating expenses	(76,765)	(22,401)	(99,166)	(71,727)	(19,303)	(91,030)
Underwriting income (loss)	$(33,429)	$35,665	2,236	$(6,033)	$68,277	62,244

Net investment income			86,671			90,537
Net realized gains			45,210			62,114
Net impairment losses recognized in earnings			(1,684)			(4,410)
Equity in net income (loss) of investment funds accounted for using the equity method			5,973			(348)
Other income (loss)			(4,265)			4,528
Other expenses			(11,397)			(10,503)
Interest expense			(7,758)			(7,916)
Net foreign exchange gains (losses)			(18,375)			48,625
Income before income taxes			96,611			244,871
Income tax benefit (expense)			1,731			(1,420)

Net income			98,342			243,451
Preferred dividends			(6,461)			(6,461)
Net income available to common shareholders			$91,881			$236,990

Underwriting Ratios
Loss ratio	73.4%	56.0%	67.1%	67.9%	40.4%	58.3%
Acquisition expense ratio (2)	16.0%	19.0%	17.1%	15.9%	19.4%	17.1%
Other operating expense ratio	18.7%	9.7%	15.4%	17.7%	8.9%	14.6%
Combined ratio	108.1%	84.7%	99.6%	101.5%	68.7%	90.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders, for the six months ended June 30, 2011 and 2010:

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,269,588	$608,779	$1,876,505	$1,249,929	$527,172	$1,770,787
Net premiums written	887,554	583,267	1,470,821	875,761	516,251	1,392,012

Net premiums earned	$818,410	$458,164	$1,276,574	$834,950	$457,978	$1,292,928
Fee income	1,480	119	1,599	1,627	50	1,677
Losses and loss adjustment expenses	(599,365)	(326,137)	(925,502)	(587,305)	(203,891)	(791,196)
Acquisition expenses, net	(127,958)	(91,435)	(219,393)	(132,790)	(92,309)	(225,099)
Other operating expenses	(151,502)	(43,058)	(194,560)	(152,447)	(39,701)	(192,148)
Underwriting income (loss)	$(58,935)	$(2,347)	(61,282)	$(35,965)	$122,127	86,162

Net investment income			174,978			183,509
Net realized gains			65,905			109,896
Net impairment losses recognized in earnings			(4,364)			(6,016)
Equity in net income of investment funds accounted for using the equity method			35,646			28,702
Other income			302			10,506
Other expenses			(18,423)			(16,191)
Interest expense			(15,479)			(15,176)
Net foreign exchange gains (losses)			(55,287)			87,226
Income before income taxes			121,996			468,618
Income tax benefit (expense)			2,102			(8,173)

Net income			124,098			460,445
Preferred dividends			(12,922)			(12,922)
Net income available to common shareholders			$111,176			$447,523

Underwriting Ratios
Loss ratio	73.2%	71.2%	72.5%	70.3%	44.5%	61.2%
Acquisition expense ratio (2)	15.5%	20.0%	17.1%	15.7%	20.2%	17.3%
Other operating expense ratio	18.5%	9.4%	15.2%	18.3%	8.7%	14.9%
Combined ratio	107.2%	100.6%	104.8%	104.3%	73.4%	93.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Investment Information

Available For Sale Securities

The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At June 30, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,847,018	$107,792	$(8,879)	$2,748,105	$(17,680)
Mortgage backed securities	1,540,523	19,167	(18,015)	1,539,371	(19,204)
Municipal bonds	1,141,706	51,558	(1,757)	1,091,905	(125)
Commercial mortgage backed securities	1,190,058	27,321	(3,421)	1,166,158	(3,453)
U.S. government and government agencies	1,166,222	16,925	(6,033)	1,155,330	(207)
Non-U.S. government securities	775,380	45,346	(6,742)	736,776	(72)
Asset backed securities	736,596	26,023	(2,457)	713,030	(3,927)
Total	9,397,503	294,132	(47,304)	9,150,675	(44,668)

Equity securities	320,434	25,387	(8,696)	303,743	—
Other investments	299,845	30,415	(912)	270,342	—
Short-term investments	704,495	2,251	(351)	702,595	—
Total	$10,722,277	$352,185	$(57,263)	$10,427,355	$(44,668)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,714,375	$97,400	$(18,343)	$2,635,318	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)
Total	9,033,434	268,715	(79,802)	8,844,521	(47,033)

Equity securities	310,194	20,660	(3,424)	292,958	—
Other investments	275,538	24,280	(1,332)	252,590	—
Short-term investments	915,841	2,845	(492)	913,488	—
Total	$10,535,007	$316,500	$(85,050)	$10,303,557	$(47,033)

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2011, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.5 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

At June 30, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$502,806	$(7,537)	$27,144	$(1,342)	$529,950	$(8,879)
Mortgage backed securities	429,033	(10,002)	45,886	(8,013)	474,919	(18,015)
Municipal bonds	176,280	(1,695)	1,065	(62)	177,345	(1,757)
Commercial mortgage backed securities	284,888	(2,818)	9,123	(603)	294,011	(3,421)
U.S. government and government agencies	661,493	(6,033)	—	—	661,493	(6,033)
Non-U.S. government securities	251,687	(6,000)	22,373	(742)	274,060	(6,742)
Asset backed securities	117,233	(863)	11,055	(1,594)	128,288	(2,457)
Total	2,423,420	(34,948)	116,646	(12,356)	2,540,066	(47,304)
Equity securities	120,546	(8,696)	—	—	120,546	(8,696)
Other investments	45,802	(912)	—	—	45,802	(912)
Short-term investments	30,046	(351)	—	—	30,046	(351)
Total	$2,619,814	$(44,907)	$116,646	$(12,356)	$2,736,460	$(57,263)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$530,956	$(16,580)	$20,351	$(1,763)	$551,307	$(18,343)
Mortgage backed securities	913,138	(20,331)	57,895	(6,562)	971,033	(26,893)
Municipal bonds	294,978	(6,440)	8,465	(518)	303,443	(6,958)
Commercial mortgage backed securities	311,703	(5,273)	22,030	(755)	333,733	(6,028)
U.S. government and government agencies	190,497	(5,696)	—	—	190,497	(5,696)
Non-U.S. government securities	271,446	(7,418)	45,884	(4,476)	317,330	(11,894)
Asset backed securities	75,655	(827)	8,126	(3,163)	83,781	(3,990)
Total	2,588,373	(62,565)	162,751	(17,237)	2,751,124	(79,802)
Equity securities	68,629	(3,424)	—	—	68,629	(3,424)
Other investments	46,750	(916)	2,850	(416)	49,600	(1,332)
Short-term investments	42,030	(492)	—	—	42,030	(492)
Total	$2,745,782	$(67,397)	$165,601	$(17,653)	$2,911,383	$(85,050)

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2011, on a lot level basis, approximately 1,230 security lots out of a total of approximately 4,490 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.4 million. At December 31, 2010, on a lot level basis, approximately 1,130 security lots out of a total of approximately 4,360 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.6 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Estimated	Amortized	Estimated	Amortized
Maturity	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$435,294	$412,582	$414,390	$398,795
Due after one year through five years	3,135,468	3,023,360	2,924,879	2,833,955
Due after five years through 10 years	2,058,035	2,002,934	1,719,446	1,671,306
Due after 10 years	301,529	293,240	442,575	442,626
	5,930,326	5,732,116	5,501,290	5,346,682
Mortgage backed securities	1,540,523	1,539,371	1,806,813	1,814,905
Commercial mortgage backed securities	1,190,058	1,166,158	1,167,299	1,141,584
Asset backed securities	736,596	713,030	558,032	541,350
Total	$9,397,503	$9,150,675	$9,033,434	$8,844,521

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At June 30, 2011, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $150.5 million and $148.3 million, respectively, compared to $75.6 million and $72.5 million at December 31, 2010, respectively. At June 30, 2011, the portfolio of collateral backing the Company’s securities lending program included approximately $9.5 million fair value of sub-prime securities with an average credit quality of “CCC” from Standard & Poor’s and “Caa3” from Moody’s, compared to $13.2 million with an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s at December 31, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Option

The Company elected to carry certain fixed maturity securities, equity securities and other investments at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in “Net realized gains (losses).” The primary reasons for electing the fair value option were to reflect economic events in earnings on a timely basis and address simplification and cost-benefit considerations.

The Company also elected to carry the securities and related borrowings under the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”) at fair value under the fair value option. The primary reason for electing the fair value option on the TALF investments and TALF borrowings was to mitigate volatility in equity from using different measurement attributes (i.e., TALF investments carried at fair value whereas the related TALF borrowings would be recorded on an accrual basis absent electing the fair value option). Changes in fair value for both the securities and borrowings are included in “Net realized gains (losses)” while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense.

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	June 30,	December 31,
	2011	2010

Fixed maturities	$102,897	$124,969
Equity securities	152,844	94,204
Other investments (par: $66,480 and $0)	66,049	—
Investments accounted for using the fair value option	321,790	219,173
Securities sold but not yet purchased (1)	(51,626)	(41,143)
TALF investments	399,341	402,449
TALF borrowings	(318,441)	(325,770)
Net assets accounted for using the fair value option	$351,064	$254,709

(1)               Represents the Company’s obligation to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Fixed maturities	$84,420	$94,181	$169,564	$191,842
Equity securities	1,844	80	3,391	290
Short-term investments	505	256	1,183	485
Other (1)	6,307	846	13,361	1,122
Gross investment income	93,076	95,363	187,499	193,739
Investment expenses	(6,405)	(4,826)	(12,521)	(10,230)
Net investment income	$86,671	$90,537	$174,978	$183,509

(1)               Includes interest on term loan investments (included in “investments accounted for using the fair value option”), dividends on investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Available for sale securities:
Gross gains on investment sales	$71,578	$63,619	$143,295	$120,010
Gross losses on investment sales	(15,917)	(21,169)	(63,667)	(41,463)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(8,483)	(7,420)	(8,393)	(8,697)
Equity securities	(6,484)	(4,630)	(3,050)	(5,291)
Other investments	196	—	323	—
TALF investments	2,795	4,320	4,447	7,897
TALF borrowings	(138)	1,512	(285)	540
Derivative instruments (1)	3,176	28,135	(8,144)	35,552
Other	(1,513)	(2,253)	1,379	1,348
Net realized gains	$45,210	$62,114	$65,905	$109,896

(1)               See Note 8 for information on the Company’s derivative instruments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the OTTI recognized in earnings by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Fixed maturities:
Mortgage backed securities	$1,310	$1,816	$2,428	$2,261
Asset backed securities	—	813	10	1,974
Corporate bonds	—	128	359	128
Total	1,310	2,757	2,797	4,363

Investment of funds received under
securities lending agreements	374	1,653	1,230	1,653

Equity securities	—	—	337	—
Total OTTI recognized in earnings	$1,684	$4,410	$4,364	$6,016

A description of the methodology and significant inputs used to measure the amount of OTTI in the 2011 periods is as follows:

•             Mortgage backed securities — the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. The expected recovery values were reduced on a number of mortgage backed securities, primarily as a result of increases in expected default expectations and foreclosure costs. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Investment of funds received under securities lending agreements — the Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain collateral backing the Company’s securities lending program which was invested in sub-prime securities. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Corporate bonds — the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•                  Equity securities — the Company utilized information received from an asset manager on a small number of common stocks and reduced the cost basis of the equity securities where appropriate.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company believes that the $44.7 million of OTTI included in accumulated other comprehensive income at June 30, 2011 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At June 30, 2011, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance at start of period	$84,858	$85,488	$86,040	$84,147
Credit loss impairments recognized on securities not previously impaired	1,194	350	2,863	554
Credit loss impairments recognized on securities previously impaired	490	4,060	1,164	5,462
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(256)	(709)	(3,781)	(974)
Balance at end of period	$86,286	$89,189	$86,286	$89,189

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” for further details. The following table details the value of the Company’s restricted assets:

	June 30,	December 31,
	2011	2010

Assets used for collateral or guarantees:
Affiliated transactions	$4,448,991	$4,491,649
Third party agreements	846,993	948,020
Deposits with U.S. regulatory authorities	269,891	263,077
Deposits with non-U.S. regulatory authorities	152,022	122,341
Trust funds	60,047	48,140
Total restricted assets	$5,777,944	$5,873,227

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

The levels in the hierarchy are defined as follows:

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At June 30, 2011, the Company obtained an average of 2.7 quotes per investment, compared to 2.7 quotes at December 31, 2010. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at June 30, 2011 or December 31, 2010.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.81 billion of financial assets and liabilities measured at fair value at June 30, 2011, approximately $1.42 billion, or 12.0%, were priced using non-binding broker-dealer quotes. Of the $11.52 billion of financial assets and liabilities measured at fair value at December 31, 2010, approximately $1.81 billion, or 15.7%, were priced using non-binding broker-dealer quotes.

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

The Company determined that certain Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy and certain other corporate bonds. In addition, the Company determined that certain mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. The Company reviews the classification of its investments each quarter.

In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2011:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,847,018	$—	$2,682,562	$164,456
Mortgage backed securities	1,540,523	—	1,540,523	—
Municipal bonds	1,141,706	—	1,141,706	—
Commercial mortgage backed securities	1,190,058	—	1,190,058	—
U.S. government and government agencies	1,166,222	1,166,222	—	—
Non-U.S. government securities	775,380	—	775,380	—
Asset backed securities	736,596	—	736,596	—
Total	9,397,503	1,166,222	8,066,825	164,456

Equity securities	320,434	306,983	13,451	—
Other investments	299,845	—	291,916	7,929
Short-term investments	704,495	643,158	61,337	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	102,897	—	102,897	—
Equity securities	152,844	152,844	—	—
Other investments	66,049	—	66,049	—
Total	321,790	152,844	168,946	—

TALF investments	399,341	—	399,341	—
Total assets measured at fair value	$11,443,408	$2,269,207	$9,001,816	$172,385

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$318,441	$—	$318,441	$—
Securities sold but not yet purchased (2)	51,626	51,626	—	—
Total liabilities measured at fair value	$370,067	$51,626	$318,441	$—

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)          Represents the Company’s obligation to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2010:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,714,375	$—	$2,560,866	$153,509
Mortgage backed securities	1,806,813	—	1,806,813	—
Municipal bonds	1,182,100	—	1,182,100	—
Commercial mortgage backed securities	1,167,299	—	1,167,299	—
U.S. government and government agencies	872,149	872,149	—	—
Non-U.S. government securities	732,666	—	732,666	—
Asset backed securities	558,032	—	558,032	—
Total	9,033,434	872,149	8,007,776	153,509

Equity securities	310,194	297,623	12,571	—
Other investments	275,538	—	267,680	7,858
Short-term investments	915,841	859,042	56,799	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	124,969	—	124,969	—
Equity securities	94,204	94,204	—	—
Other investments	—	—	—	—
Total	219,173	94,204	124,969	—

TALF investments	402,449	—	402,449	—
Total assets measured at fair value	$11,156,629	$2,123,018	$8,872,244	$161,367

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$325,770	$—	$325,770	$—
Securities sold but not yet purchased (2)	41,143	41,143	—	—
Total liabilities measured at fair value	$366,913	$41,143	$325,770	$—

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)          Represents the Company’s obligation to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the 2011 second quarter and 2010 second quarter:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended June 30, 2011
Balance at beginning of period	$169,045	$8,201	$177,246
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	7,893	1,388	9,281
Included in other comprehensive income	(12,431)	(1,589)	(14,020)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(71)	(71)
Settlements	(51)	—	(51)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$164,456	$7,929	$172,385

Three Months Ended June 30, 2010
Balance at beginning of period	$177,674	$51,487	$229,161
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(855)	411	(444)
Included in other comprehensive income	(17,851)	(2,699)	(20,550)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(11,077)	(411)	(11,488)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$147,891	$48,788	$196,679

(1)                Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2011 and 2010:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Six Months Ended June 30, 2011
Balance at beginning of period	$153,509	$7,858	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	13,664	1,709	15,373
Included in other comprehensive income	(2,333)	(972)	(3,305)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(666)	(666)
Settlements	(384)	—	(384)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$164,456	$7,929	$172,385

Six Months Ended June 30, 2010
Balance at beginning of period	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,942	429	5,371
Included in other comprehensive income	(24,359)	(880)	(25,239)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(11,077)	(429)	(11,506)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$147,891	$48,788	$196,679

(1)                Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

The amount of total gains for the 2011 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011 was $9.3 million, while the amount of total gains for the six months ended June 30, 2011 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011 was $15.1 million. The amount of total losses for the 2010 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010 was $0.4 million while the amount of total gains for the six months ended June 30, 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010 was $5.4 million.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented in the consolidated balance sheets at June 30, 2011 and December 31, 2010 approximated their fair values with the exception of the Company’s senior notes, which are carried at their cost of $300.0 million. The fair value of the senior notes at June 30, 2011 and December 31, 2010 was $321.9 million and $310.9 million, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.      Derivative Instruments

The Company’s investment strategy allows for the use of derivative securities. The Company’s derivative instruments are recorded on its consolidated balance sheets at fair value. The fair values of those derivatives are based on quoted market prices. All realized and unrealized contract gains and losses are reflected in the Company’s results of operations. The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios. Certain of the Company’s corporate bonds are managed in a global bond portfolio which incorporates the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements on the portfolio’s non-U.S. Dollar denominated holdings. The Company routinely utilizes other foreign currency forward contracts, currency options, index futures contracts and other derivatives as part of its total return objective.

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2011 or December 31, 2010.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in fixed maturities while the fair value of all other derivatives is included in other investments in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	Estimated Fair Value	Notional Value	Estimated Fair Value	Notional Value

At June 30, 2011
Futures contracts	$264	$2,211,495	$(438)	$79,754
Foreign currency forward contracts	2,588	260,692	(13,867)	257,963
TBAs	288,280	265,900	(262,126)	243,700
Other	2,186	375,419	(5,826)	262,936
Total	$293,318		$(282,257)

At December 31, 2010
Futures contracts	$1,968	$512,292	$(62)	$23,544
Foreign currency forward contracts	4,093	119,969	(13,582)	277,908
TBAs	125,397	121,100	—	—
Other	14,236	239,552	(4,595)	268,597
Total	$145,694		$(18,239)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains or losses recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Six Months Ended
Derivatives not designated as	June 30,		June 30,
hedging instruments	2011	2010	2011	2010

Futures contracts	$4,774	$15,555	$3,373	$15,717
Foreign currency forward contracts	(2,467)	10,301	(16,393)	15,408
TBAs	6,896	1,073	8,502	2,394
Other	(6,027)	1,206	(3,626)	2,033
Total	$3,176	$28,135	$(8,144)	$35,552

9.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net income	$98,342	$243,451	$124,098	$460,445
Preferred dividends	(6,461)	(6,461)	(12,922)	(12,922)
Net income available to common shareholders	$91,881	$236,990	$111,176	$447,523

Denominator:
Weighted average common shares outstanding — basic	131,232,269	152,962,620	132,359,493	156,022,848
Effect of dilutive common share equivalents:
Nonvested restricted shares	931,305	1,016,742	1,040,514	1,103,013
Stock options (1)	5,812,025	5,816,547	5,834,924	6,034,209
Weighted average common shares and common share equivalents outstanding — diluted	137,975,599	159,795,909	139,234,931	163,160,070

Earnings per common share:
Basic	$0.70	$1.55	$0.84	$2.87
Diluted	$0.67	$1.48	$0.80	$2.74

(1)               Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2011 second quarter and 2010 second quarter, the number of stock options excluded were 430,758 and 764,058, respectively. For the six months ended June 30, 2011 and 2010, the number of stock options excluded were 223,063 and 646,062, respectively.

10.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2011, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Income Taxes

ACGL is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to ACGL or any of its operations until March 31, 2035 (extended from March 28, 2016). This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of (1.8)% and (1.7)%, respectively, for the 2011 second quarter and six months ended June 30, 2011, compared to 0.6% and 1.7%, respectively, for the 2010 second quarter and six months ended June 30, 2010. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $55.4 million at June 30, 2011, compared to $66.0 million at December 31, 2010. In addition, the Company paid $6.0 million in income taxes, net of recoveries, for the six months ended June 30, 2011, compared to $2.1 million for the 2010 period.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $2.5 million of federal excise taxes in the 2011 second quarter, compared to $2.9 million in the 2010 second quarter, and $5.0 million of federal excise taxes in the six months ended June 30, 2011, compared to $5.9 million in the 2010 period. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $4.84 billion in capital at June 30, 2011 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continues to be competitive with most long-tail product lines having plenty of capacity available and experiencing slight price declines. In the property and property catastrophe areas, the environment improved with the best increases to date reflected in international, catastrophe exposed businesses. For medium-tail lines, the environment is stable for some classes and improving for others. In our insurance operations during the second quarter, we saw no significant change in market conditions with rate levels for all lines of business either improving slightly or staying the same as the prior quarter. The areas under the most pressure continued to be executive assurance and healthcare with mid-single digit rate declines. In our reinsurance operations, we saw improvement in the property catastrophe area with average rate increases of 8% in the U.S. and 28% in international business, with more substantial rate increases achieved on loss impacted business.

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

In addition, the impact of the continuing weakness of the U.S. economy, projected budget deficits for the U.S. government and the possible downgrade of U.S. securities by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio.

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2011, our modeled peak zone catastrophe exposure (using the same vendor-based system version which was used to prepare the January 1, 2011 estimates) is a windstorm affecting Florida Tri-County, with a net probable maximum pre-tax loss of $740 million, followed by a windstorm affecting the Northeastern U.S. with a net probable maximum pre-tax loss of $724 million. Based on in-force exposure estimated as of April 1, 2011, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $726 million, followed by windstorms affecting the Florida Tri-County and Gulf areas with net probable maximum pre-tax losses of $665 million. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2011, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 60% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. Actual losses may also increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. In addition, we are in the process of reviewing recent changes in industry catastrophe models. Although there is much uncertainty regarding the implementation or application of these revised models by our company and the industry as well as ratings agencies, modeled natural catastrophe exposures could increase for us and other insurers and reinsurers in the marketplace. In turn, this could adversely impact capital requirements and lead to restricted capacity and increased pricing for catastrophe-exposed business. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2010 Form 10-K.

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

Book value per common share was $31.00 at June 30, 2011, compared to $30.34 at March 31, 2011 and $29.99 at December 31, 2010. The 2.2% change for the 2011 second quarter and 3.4% change for the six months ended June 30, 2011 primarily reflected total return on investments and the accretive impact of share repurchase activity, partly offset by the high level of catastrophic events in the periods and foreign exchange losses as a result of weakening of the U.S. Dollar against the Euro, British Pound Sterling and other major foreign currencies.

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

Our Operating ROAE was 6.1% for the 2011 second quarter, compared to 13.0% for the 2010 second quarter, and 3.3% for the six months ended June 30, 2011, compared to 11.4% for the 2010 period. The lower Operating ROAE for the 2011 periods resulted from a higher level of catastrophic events than in the 2010 periods along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

At June 30, 2011, the benchmark return index had an average credit quality of “Aa2” by Moody’s, an estimated duration of 3.36 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return

Pre-tax total return (before investment expenses):
2011 second quarter	1.65%	1.93%
2010 second quarter	1.74%	1.19%

Six months ended June 30, 2011	3.17%	2.87%
Six months ended June 30, 2010	3.35%	3.17%

(1)

Our investment expenses were approximately 0.23% and 0.18% of average invested assets for the 2011 second quarter and 2010 second quarter, respectively, and 0.23% and 0.19% for the six months ended June 30, 2011 and 2010, respectively.

Our portfolio underperformed the benchmark return by 28 basis points for the 2011 second quarter, principally as a consequence of our shorter duration compared to the benchmark return. As U.S. Treasury yields fell by approximately 40 basis points on average, our duration underweight accounted for roughly two thirds of the underperformance. The balance of the underperformance was primarily attributable to a widening of credit spreads that occurred during the 2011 second quarter. As spreads on corporate bonds and commercial mortgage backed securities widened between 10 to 15 basis points during the 2011 second quarter, our slight overweight in these products resulted in relative underperformance versus the benchmark return. On a year-to-date basis, however, our portfolio remained about 30 basis points ahead of the benchmark return. Excluding foreign exchange, total return was 1.54% for the 2011 second quarter, compared to 2.22% for the 2010 second quarter, and 2.69% for the six months ended June 30, 2011, compared to 4.24% for the 2010 period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

After-tax operating income available to common shareholders	$61,478	$132,182	$69,337	$230,913
Net realized gains, net of tax	44,799	61,119	66,384	106,622
Net impairment losses recognized in earnings, net of tax	(1,684)	(4,410)	(4,364)	(6,016)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	5,973	(348)	35,646	28,702
Net foreign exchange (losses) gains, net of tax	(18,685)	48,447	(55,827)	87,302
Net income available to common shareholders	$91,881	$236,990	$111,176	$447,523

The lower level of after-tax operating income in the 2011 periods compared to the 2010 periods primarily resulted from a higher level of catastrophic events along with the impacts of current insurance and reinsurance market conditions and lower reinvestment yields. Our 2011 second quarter results included losses for current year catastrophic events of $95.0 million, net of reinsurance and reinstatement premiums, compared to $7.0 million in the 2010 second quarter, and $273.7 million for the six months ended June 30, 2011, compared to $65.1 million for the six months ended June 30, 2010.

Segment Information

We classify our businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). Management measures segment performance based on underwriting income or loss. We do not manage our assets by segment and, accordingly, investment income is not allocated to each underwriting segment. In addition, other revenue and expense items are not evaluated by segment.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Gross premiums written	$635,005	$616,353	3.0	$1,269,588	$1,249,929	1.6
Net premiums written	438,263	422,837	3.6	887,554	875,761	1.3

Net premiums earned	410,819	405,473	1.3	818,410	834,950	(2.0)
Fee income	702	874		1,480	1,627
Losses and loss adjustment expenses	(301,642)	(275,294)		(599,365)	(587,305)
Acquisition expenses, net	(66,543)	(65,359)		(127,958)	(132,790)
Other operating expenses	(76,765)	(71,727)		(151,502)	(152,447)
Underwriting loss	$(33,429)	$(6,033)	n/m	$(58,935)	$(35,965)	n/m

			% Point			% Point
			Change			Change
Underwriting Ratios
Loss ratio	73.4%	67.9%	5.5	73.2%	70.3%	2.9
Acquisition expense ratio (1)	16.0%	15.9%	0.1	15.5%	15.7%	(0.2)
Other operating expense ratio	18.7%	17.7%	1.0	18.5%	18.3%	0.2
Combined ratio	108.1%	101.5%	6.6	107.2%	104.3%	2.9

(1)               The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property, energy, marine and aviation	$103,296	24	$88,194	21	$179,714	20	$188,859	22
Programs	81,629	19	73,345	17	156,025	18	143,843	16
Professional liability	57,906	13	70,626	17	127,242	14	137,744	16
Executive assurance	53,974	12	52,514	12	100,091	11	113,507	13
Construction	42,408	10	44,276	10	73,917	8	72,568	8
Casualty	24,939	6	26,617	6	55,073	6	52,080	6
Travel and accident	19,284	4	15,272	4	40,785	5	37,078	4
National accounts casualty	4,397	1	3,877	1	44,588	5	34,686	4
Lenders products	21,526	5	22,208	5	42,600	5	38,527	4
Surety	9,618	2	7,012	2	19,352	2	15,103	2
Healthcare	8,422	2	9,989	2	17,539	2	18,513	2
Other (1)	10,864	2	8,907	3	30,628	4	23,253	3
Total	$438,263	100	$422,837	100	$887,554	100	$875,761	100

(1)               Includes excess workers’ compensation, employers’ liability, alternative markets and accident and health business.

2011 second quarter versus 2010.  Increases in property and energy business as well as in program business were partially offset by reductions in commercial aviation and professional liability business. The increase in property premiums primarily resulted from new business and a higher retention rate on existing accounts in the insurance segment’s U.S. operations and growth in the insurance segment’s European operations in both global property and energy lines. The increase in program business resulted from growth on existing programs. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business in early 2010 while the lower level of professional liability business was primarily due to market conditions.

Six months ended June 30, 2011 versus 2010.  Increases in property and energy business as well as in program business and national accounts casualty were partially offset by reductions in commercial aviation, executive assurance and professional liability lines of business. The increase in property premiums primarily resulted from new business and a higher retention rate on existing accounts in the insurance segment’s U.S. operations and growth in the insurance segment’s European operations in both global property and energy lines. The increase in national accounts casualty resulted from new business while the increase in program business resulted from growth on existing programs. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business in early 2010 while the lower level of executive assurance and professional liability business were primarily due to market conditions.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property, energy, marine and aviation	$76,644	19	$80,818	20	$150,243	18	$175,855	21
Programs	71,934	18	68,381	17	138,952	17	134,540	16
Professional liability	57,767	14	63,642	16	132,011	16	131,551	16
Executive assurance	60,488	15	54,958	14	108,214	13	111,190	13
Construction	27,214	7	27,982	7	55,605	7	56,893	7
Casualty	24,829	6	28,148	7	53,256	7	56,217	7
Travel and accident	19,455	5	17,590	4	35,054	4	33,668	4
National accounts casualty	18,166	4	16,810	4	39,328	5	38,583	5
Lenders products	19,966	5	17,153	4	38,202	5	33,960	4
Surety	9,402	2	8,023	2	19,181	2	18,281	2
Healthcare	9,089	2	10,340	3	17,741	2	20,283	2
Other (1)	15,865	3	11,628	2	30,623	4	23,929	3
Total	$410,819	100	$405,473	100	$818,410	100	$834,950	100

(1)               Includes excess workers’ compensation, employers’ liability, alternative markets and accident and health business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses. The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Current year	75.2%	69.8%	76.0%	70.8%
Prior period reserve development	(1.8)%	(1.9)%	(2.8)%	(0.5)%
Loss ratio	73.4%	67.9%	73.2%	70.3%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 5.4 points higher in the 2011 second quarter compared to the 2010 second quarter, primarily due to a higher amount of catastrophic event activity.  The 2011 second quarter loss ratio reflected 8.0 points of catastrophic activity, compared to 0.8 points in the 2010 second quarter, and was primarily related to the severe weather that hit the U.S. during April and May 2011. The loss ratio for the six months ended June 30, 2011 reflected 9.0 points of catastrophic activity, compared to 3.3 points in the 2010 period, and was primarily related to the Japanese Earthquake and Tsunami event and the New Zealand earthquake from the 2011 first quarter and the 2011 second quarter U.S. storms noted above.

Prior Period Reserve Development.

2011 second quarter: The insurance segment’s net favorable development of $7.5 million, or 1.8 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property (including special risk other than marine) reserves from the 2008 to 2010 accident years (i.e., the year in which a loss occurred) of $4.3 million, $3.9 million and $5.4 million, respectively, partially offset by adverse development of $2.6 million from the 2006 accident year. The favorable development in property lines was primarily due to a lack of claims activity in the more recent years. In addition, favorable development in professional liability reserves from the 2006 accident year of $7.5 million was due to better than expected claims emergence, partially offset by adverse development in the 2007 and 2008 accident years of $1.3 million and $4.5 million, respectively, mainly due to a few large claims. Such amounts were partially offset by adverse development in casualty reserves from the 2004 and 2010 accident years of $5.2 million and $3.1 million, respectively, which was partially offset by favorable development in the 2003 and 2005 accident years of $2.0 million and $2.7 million, respectively. These changes were based on the most recent actuarial analyses. In addition, adverse development in alternative markets business from the 2010 accident year of $3.6 million mainly due to one account, was partially offset by $2.1 million of favorable development from the 2005 to 2008 accident years due to better than expected claims emergence.

2010 second quarter: The insurance segment’s net favorable development of $7.9 million, or 1.9 points, reflected reductions in property reserves (including special risk other than marine) from the 2007 and 2008 accident years of $1.5 million and $7.2 million, respectively, reductions in professional liability reserves of $6.4 million, primarily from the 2007 accident year, a reduction in executive assurance reserves of $6.9 million from the 2007 accident year and reductions in healthcare reserves of $2.8 million from the 2005 to 2008 accident years. Such amounts were partially offset by adverse development in executive assurance reserves from the 2008 and 2009 accident years of $6.8 million and $6.4 million, respectively, and in casualty business from the 2003 to 2005 accident years of $1.8 million, $1.3 million and $3.7 million, respectively.

Six months ended June 30, 2011: The insurance segment’s net favorable development of $22.8 million, or 2.8 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property (including special risk other than marine) reserves from the 2008 to 2010 accident years of $7.2 million, $10.8 million and $18.5 million, respectively, partially offset by adverse development of $4.1 million from the 2006 accident year. The 2010 accident year amount included $8.0 million of favorable development on the 2010 named catastrophic events. The favorable development in property lines was primarily due to a lack of claims emergence in the more recent years. In addition, there was favorable development of $6.9 million in healthcare reserves, primarily from the 2005 to 2008 accident years. Such amounts were partially offset by adverse development in casualty reserves from the 2004 and 2010 accident years of $5.3 million and $9.4 million, respectively and in professional liability reserves from the 2008 to 2010 accident years of $4.1 million, $2.1 million and $3.9 million, respectively, partially offset by favorable development of $8.5 million from the 2006 accident year. In addition, adverse development in alternative markets business from the 2010 accident year of $6.8 million was partially offset by $6.3 million of favorable development from the 2004 to 2009 accident years.

Six months ended June 30, 2010: The insurance segment’s net favorable development of $4.1 million, or 0.5 points, reflected reductions in property reserves from the 2006 to 2008 accident years of $2.3 million, $4.5 million and $14.7 million, respectively, reductions in professional liability reserves of $7.1 million, $3.1 million and $5.0 million from the 2007 to 2009 accident years, reductions in executive assurance reserves from the 2006 and 2007 accident years of $2.3 million and $9.5 million, respectively, and reductions in healthcare reserves of $5.1 million from the 2005 to 2008 accident years. The loss ratio for the six months ended June 30, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $11.7 million, $7.4 million and $4.3 million, respectively, which was primarily due to a small number of high severity claims, in executive assurance reserves from the 2008 and 2009 accident years of $7.1 million and $11.0 million, respectively, in professional liability reserves from the 2006 accident year of $12.8 million and in lenders products business from the 2009 accident year of $4.8 million.

Underwriting Expenses.

2011 second quarter versus 2010:  The insurance segment’s underwriting expense ratio was 34.7% in the 2011 second quarter, compared to 33.6% in the 2010 second quarter. The acquisition expense ratio was 16.0% in the 2011 second quarter, compared to 15.9% in the 2010 second quarter. The other operating expense ratio was 18.7% for the 2011 second quarter, compared to 17.7% for the 2010 second quarter. The 2011 second quarter other operating expense ratio reflected an increase in aggregate expenses, including 0.3 points related to the expansion of the insurance segment’s accident and health business. In addition, the higher operating expense ratio reflected approximately 0.2 points related to changes in foreign currency rates.

Six months ended June 30, 2011 versus 2010:  The insurance segment’s underwriting expense ratio was 34.0% for the six months ended June 30, 2011, compared to 34.0% for the 2010 period. The acquisition expense ratio was 15.5% for the six months ended June 30, 2011, compared to 15.7% for the 2010 period. The other operating expense ratio was 18.5% for the six months ended June 30, 2011, compared to 18.3% for the 2010 period.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Gross premiums written	277,766	203,695	36.4	608,779	527,172	15.5
Net premiums written	268,280	201,421	33.2	583,267	516,251	13.0

Net premiums earned	232,060	217,538	6.7	458,164	457,978	—
Fee income	82	9		119	50
Losses and loss adjustment expenses	(129,980)	(87,851)		(326,137)	(203,891)
Acquisition expenses, net	(44,096)	(42,116)		(91,435)	(92,309)
Other operating expenses	(22,401)	(19,303)		(43,058)	(39,701)
Underwriting income (loss)	35,665	68,277	(47.8)	(2,347)	122,127	n/m

Underwriting Ratios
Loss ratio	56.0%	40.4%	15.6	71.2%	44.5%	26.7
Acquisition expense ratio	19.0%	19.4%	(0.4)	20.0%	20.2%	(0.2)
Other operating expense ratio	9.7%	8.9%	0.8	9.4%	8.7%	0.7
Combined ratio	84.7%	68.7%	16.0	100.6%	73.4%	27.2

The components of the reinsurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property excluding property catastrophe (1)	$53,938	20	$57,880	29	$125,088	21	$132,807	26
Property catastrophe	108,235	40	70,403	35	175,196	30	159,205	31
Casualty (2)	40,755	15	43,642	22	112,116	19	116,224	23
Other specialty	43,937	16	18,920	9	121,582	21	73,682	14
Marine and aviation	19,978	7	9,609	5	44,142	8	30,847	6
Other	1,437	2	967	—	5,143	1	3,486	—
Total	$268,280	100	$201,421	100	$583,267	100	$516,251	100

Pro rata	$105,036	39	$84,957	42	$210,528	36	$202,994	39
Excess of loss	163,244	61	116,464	58	372,739	64	313,257	61
Total	$268,280	100	$201,421	100	$583,267	100	$516,251	100

(1)               Includes facultative business.

(2)               Includes professional liability, executive assurance and healthcare business.

2011 second quarter versus 2010.  Increases in property catastrophe, other specialty and marine lines were partially offset by a decrease in property other than property catastrophe business. Roughly half of the increase in property catastrophe business resulted from share increases, new business and reinstatement premiums while the other half resulted from the renewal of an account in the 2011 second quarter which was written on a two-year basis in the 2009 second quarter. Growth in other specialty business primarily resulted from new business written in the 2011 second quarter while the increase in marine business resulted from both new business and increased writings on existing accounts. Premiums written in casualty and property other than property catastrophe lines were lower than in the 2011 second quarter, reflecting non-renewals and share reductions based on market conditions.

Six months ended June 30, 2011 versus 2010.  Increases in other specialty, property catastrophe and marine lines were partially offset by decreases in property excluding property catastrophe and casualty business. Growth in other specialty business primarily resulted from new business written in the six months ended June 30, 2011. The growth in property catastrophe business reflects new business written and the renewal of an account in the 2011 second quarter noted above, partially offset by an account which was written on a two year basis in the 2010 first quarter with no corresponding premium for the six months ended June 30, 2011. The increase in marine business resulted from both new business and increased writings on existing accounts.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property excluding property catastrophe (1)	$57,524	25	$65,742	30	$120,530	26	$144,981	32
Property catastrophe	59,788	26	52,301	24	111,430	24	106,174	23
Casualty (2)	51,493	22	59,501	27	99,987	22	129,937	28
Other specialty	40,511	17	22,292	10	79,480	18	40,061	9
Marine and aviation	21,093	9	16,263	8	42,719	9	34,335	7
Other	1,651	1	1,439	1	4,018	1	2,490	1
Total	$232,060	100	$217,538	100	$458,164	100	$457,978	100

Pro rata	$103,967	45	$102,374	47	$210,620	46	$233,245	51
Excess of loss	128,093	55	115,164	53	247,544	54	224,733	49
Total	$232,060	100	$217,538	100	$458,164	100	$457,978	100

(1)              Includes facultative business.

(2)              Includes professional liability, executive assurance and healthcare business.

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. The 2011 periods included a higher level of shorter-tail premiums earned than in the 2010 periods.

Losses and Loss Adjustment Expenses. The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Current year	77.9%	53.8%	91.8%	58.8%
Prior period reserve development	(21.9)%	(13.4)%	(20.6)%	(14.3)%
Loss ratio	56.0%	40.4%	71.2%	44.5%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 24.1 points higher in the 2011 second quarter compared to the 2010 second quarter, primarily due to the higher level of current year catastrophic event activity. The 2011 second quarter loss ratio reflected 26.8 points related to current year catastrophic activity, compared to 1.7 points in the 2010 second quarter, and was primarily related to the severe weather that hit the U.S. during April and May 2011. The loss ratio for the six months ended June 30, 2011 reflected 43.6 points of catastrophic activity, compared to 8.3 points in the 2010 period, and were primarily related to the Japanese Earthquake and Tsunami event and the New Zealand earthquake from the 2011 first quarter and the 2011 second quarter U.S. storms noted above.

Prior Period Reserve Development.

2011 second quarter: The reinsurance segment’s net favorable development of $50.8 million, or 21.9 points, reflected $28.2 million of favorable development in property catastrophe and property other than property catastrophe reserves, including $16.7 million from the 2010 underwriting year and $11.5 million from earlier underwriting years. In addition, there was $14.7 million of favorable development on casualty reserves, including $5.0 million, $8.7 million and $4.8 million for the 2003 to 2005 underwriting years, respectively, and $6.1 million from the 2008 underwriting year, partially offset by adverse development in the 2009 underwriting year of $10.9 million which was primarily due to development on two contracts. The 2011 second quarter loss ratio also benefited from $3.2 million of favorable development on other specialty business and $4.7 million of favorable development from other lines. The reductions in reserves were primarily due to better than expected claims emergence.

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

Six months ended June 30, 2011: The reinsurance segment’s net favorable development of $94.2 million, or 20.6 points, reflected $45.7 million of favorable development in property catastrophe and property other than property catastrophe reserves, including $31.8 million from the 2010 underwriting year. Such amount included $13.4 million of favorable development on the 2010 named catastrophic events. In addition, there was $29.2 million of favorable development on casualty reserves, including $7.3 million, $9.5 million, $13.2 million and $9.5 million for the 2002 to 2005 underwriting years, respectively, and $6.9 million from the 2007 underwriting year. Such amounts were partially offset by adverse development in the 2009 and 2010 underwriting years of $12.8 million and $4.3 million, respectively, which was primarily due to development on a small number of contracts. The 2011 second quarter loss ratio also benefited from $9.4 million of favorable development on other specialty business, including $1.9 million and $3.7 million from the 2008 and 2009 underwriting years, respectively, and $10.0 million of favorable development from other lines. The reductions in reserves were primarily due to better than expected claims emergence.

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

Underwriting Expenses.

2011 second quarter versus 2010:

The underwriting expense ratio for the reinsurance segment was 28.7% in the 2011 second quarter, compared to 28.3% in the 2010 second quarter. The acquisition expense ratio for the 2011 second quarter was 19.0%, compared to 19.4% for the 2010 second quarter. The comparison of the 2011 second quarter and 2010 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for the 2011 second quarter was 9.7%, compared to 8.9% in the 2010 second quarter, with the increase primarily due to a higher level of incentive compensation costs, reflecting favorable experience in prior underwriting years.

Six months ended June 30, 2011 versus 2010:

The underwriting expense ratio for the reinsurance segment was 29.4% for the six months ended June 30, 2011, compared to 28.9% for the 2010 period. The acquisition expense ratio for the six months ended June 30, 2011 was 20.0%, compared to 20.2% for the 2010 period. The operating expense ratio for the six months ended June 30, 2011 was 9.4%, compared to 8.7% for the 2010 period, with the increase primarily due to a higher level of incentive compensation costs, reflecting favorable experience in prior underwriting years.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Fixed maturities	$84,420	$94,181	$169,564	$191,842
Equity securities	1,844	80	3,391	290
Short-term investments	505	256	1,183	485
Other (1)	6,307	846	13,361	1,122
Gross investment income	93,076	95,363	187,499	193,739
Investment expenses	(6,405)	(4,826)	(12,521)	(10,230)
Net investment income	$86,671	$90,537	$174,978	$183,509

(1) Includes interest on term loan investments (included in “investments accounted for using the fair value option”), dividends on investment funds and other items. Net investment income for the six months ended June 30, 2011 includes an initial dividend of $5.5 million received on an investment fund.

The comparability of net investment income between the 2011 and 2010 periods was influenced by our share repurchase program. The pre-tax investment income yield, calculated based on amortized cost, was 3.06% for the 2011 second quarter, compared to 3.06% for the 2011 first quarter and 3.43% for the 2010 second quarter. The pre-tax investment income yield was 3.05% for the six months ended June 30, 2011, compared to 3.43% for the 2010 period. The decline in yields reflects lower reinvestment yields, duration and changes in mix of investments, which included an increased allocation to equities and alternative investments. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss)

We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (“Gulf Re”) using the equity method on a quarter lag basis. We recorded $4.3 million of net losses in the 2011 second quarter, compared to $4.5 million of income in the 2010 second quarter related to such investments. The loss in the 2011 second quarter reflected $4.8 million related to Aeolus LP, partially offset by $0.5 million of income from Gulf Re. For the six months ended June 30, 2011, we recorded $0.3 million of other income, compared to $10.5 million for the 2010 period.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method

We recorded $6.0 million of equity in net income related to investment funds accounted for using the equity method in the 2011 second quarter, compared to $0.3 million of equity in net losses for the 2010 second quarter and $35.6 million of equity in net income related to investment funds accounted for using the equity method for the six months ended June 30, 2011, compared to $28.7 million of equity in net income for the 2010 period. Due to the ownership structure of these investment funds (e.g., limited partnership), which invest in fixed maturity securities, we use the equity method where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $350.8 million at June 30, 2011, compared to $434.6 million at December 31, 2010. At June 30, 2011, our portfolio included $326.3 million of investments in bank loan funds, of which $156.4 million are reflected in the investment funds accounted for using the equity method.

Net Realized Gains or Losses

We recorded net realized gains of $45.2 million for the 2011 second quarter, compared to net realized gains of $62.1 million for the 2010 second quarter, and net realized gains of $65.9 million for the six months ended June 30, 2011, compared to net realized gains of $109.9 million for the 2010 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounting for using the fair value option. See note 6, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Total return on our portfolio under management for the 2011 second quarter was 1.65%, compared to 1.74% for the 2010 second quarter, and 3.17% for the six months ended June 30, 2011, compared to 3.35% for the 2010 period. Excluding foreign exchange, total return was 1.54% for the 2011 second quarter, compared to 2.22% for the 2010 second quarter, and 2.69% for the six months ended June 30, 2011, compared to 4.24% for the 2010 period. Total return is calculated on a pre-tax basis and before investment expenses. Total return underperformed the benchmark return by 28 basis points for the 2011 second quarter, principally as a consequence of our shorter duration compared to the benchmark return. The balance of underperformance is primarily attributable to a widening of credit spreads during the 2011 second quarter.

Net Impairment Losses Recognized in Earnings

On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For the 2011 second quarter, we recorded $1.7 million of credit related impairments in earnings, compared to $4.4 million for the 2010 second quarter, and $4.4 million of credit related impairments in earnings for the six months ended June 30, 2011, compared to $6.0 million for the 2010 period. The OTTI recorded in the 2011 periods primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $11.4 million for the 2011 second quarter, compared to $10.5 million for the 2010 second quarter, and $18.4 million for the six months ended June 30, 2011, compared to $16.2 million for the 2010 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange losses for the 2011 second quarter of $18.4 million consisted of net unrealized losses of $18.7 million and net realized gains of $0.3 million, compared to net foreign exchange gains for the 2010 second quarter of $48.6 million which consisted of net unrealized gains of $49.1 million and net realized losses of $0.5 million. Net foreign exchange losses for the six months ended June 30, 2011 of $55.3 million consisted of net unrealized losses of $55.7 million and net realized gains of $0.4 million, compared to net foreign exchange gains for the 2010 period of $87.2 million which consisted of net unrealized gains of $87.0 million and net realized gains of $0.2 million. The 2011 net foreign exchange losses primarily resulted from the weakening of the U.S. Dollar against the Euro, British Pound Sterling and other major foreign currencies. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders’ equity.

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

The following table summarizes our invested assets:

	June 30,	December 31,
	2011	2010

Fixed maturities available for sale, at fair value	$9,247,002	$8,957,859
Fixed maturities, at fair value (1)	102,897	124,969
Fixed maturities pledged under securities lending agreements, at fair value (2)	150,501	75,575
Total fixed maturities	9,500,400	9,158,403
Short-term investments available for sale, at fair value	704,495	915,841
Cash	411,001	362,740
Equity securities available for sale, at fair value	320,434	310,194
Equity securities, at fair value (1)	152,844	94,204
Other investments available for sale, at fair value	299,845	275,538
Other investments, at fair value (1)	66,049	—
TALF investments, at fair value (3)	399,341	402,449
Investments accounted for using the equity method (4)	399,968	508,334
Total cash and investments	12,254,377	12,027,703
Securities sold but not yet purchased (5)	(51,626)	(41,143)
Securities transactions entered into but not settled at the balance sheet date	(104,856)	(144,047)
Total investable assets	$12,097,895	$11,842,513

(1)

Represents securities which are carried at fair value under the fair value option and reflected as “investments accounted for using the fair value option” on our balance sheet. Changes in the carrying value of such securities are recorded in net realized gains or losses.

(2)	This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.
(3)

The Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) provides secured financing for certain asset-backed securities and legacy commercial mortgage-backed securities. TALF financing is non-recourse to us, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a ‘haircut’ that varies based on the type of collateral. We can deliver the collateralized securities to the Federal Reserve in full defeasance of the loan.

(4)

Changes in the carrying value of investment funds accounted for using the equity method are recorded as “equity in net income (loss) of investments funds accounted for using the equity method” rather than as an unrealized gain or loss component of accumulated other comprehensive income.

(5)	Represents our obligation to deliver equity securities that we did not own at the time of sale. Such amounts are included in “other liabilities” on our balance sheet.

At June 30, 2011, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of  2.87 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.23%. At December 31, 2010, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.83 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.52%. At June 30, 2011, approximately $ 7.53 billion, or 64%, of our total investments and cash was internally managed, compared to $7.48 billion, or 65%, at December 31, 2010.

The following table summarizes our fixed maturities by type:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At June 30, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,949,915	$107,792	$(8,879)	$2,851,002	$(17,680)
Mortgage backed securities	1,540,523	19,167	(18,015)	1,539,371	(19,204)
Municipal bonds	1,141,706	51,558	(1,757)	1,091,905	(125)
Commercial mortgage backed securities	1,190,058	27,321	(3,421)	1,166,158	(3,453)
U.S. government and government agencies	1,166,222	16,925	(6,033)	1,155,330	(207)
Non-U.S. government securities	775,380	45,346	(6,742)	736,776	(72)
Asset backed securities	736,596	26,023	(2,457)	713,030	(3,927)
Total	$9,500,400	$294,132	$(47,304)	$9,253,572	$(44,668)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,839,344	$97,400	$(18,343)	$2,760,287	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)
Total	$9,158,403	$268,715	$(79,802)	$8,969,490	$(47,033)

(1)

In securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)

Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2011, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.5 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	June 30, 2011		December 31, 2010
	Estimated	% of	Estimated	% of
Rating (1)	Fair Value	Total	Fair Value	Total
AAA	$6,503,536	68.5	$6,531,757	71.3
AA	1,194,430	12.6	1,053,666	11.5
A	765,831	8.1	605,483	6.6
BBB	472,491	5.0	388,564	4.2
BB	158,517	1.7	133,673	1.5
B	241,538	2.5	242,479	2.6
Lower than B	97,748	1.0	109,596	1.2
Not rated	66,309	0.6	93,185	1.1
Total	$9,500,400	100.0	$9,158,403	100.0

(1) Ratings as assigned by the major rating agencies.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	June 30, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,469,713	$(33,054)	69.9	$2,650,335	$(58,941)	73.8
10-20%	58,159	(9,883)	20.9	79,419	(11,896)	14.9
20-30%	9,886	(3,065)	6.5	18,799	(5,721)	7.2
30-40%	2,159	(1,026)	2.2	1,372	(689)	0.9
40-50%	—	—	—	733	(660)	0.8
50-100%	149	(276)	0.5	466	(1,895)	2.4
Total	$2,540,066	$(47,304)	100.0	$2,751,124	$(79,802)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	June 30, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$137,648	$(4,668)	9.9	$74,340	$(2,845)	3.6
10-20%	40,454	(6,751)	14.3	36,900	(5,475)	6.9
20-30%	5,805	(1,818)	3.8	7,918	(2,619)	3.3
30-40%	867	(443)	0.9	1,054	(536)	0.7
40-50%	—	—	—	733	(660)	0.8
50-100%	149	(276)	0.6	466	(1,895)	2.4
Total	$184,923	$(13,956)	29.5	$121,411	$(14,030)	17.7

At June 30, 2011, below-investment grade securities comprised approximately  5.8% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to 6.4% at December 31, 2010. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At June 30, 2011, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 51% of the total and 3% were in other classes. At December 31, 2010, corporate bonds represented 26% of the total below investment grade securities at fair value, mortgage backed securities represented 69% of the total and 5% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at June 30, 2011 which were in an unrealized loss position of greater than 20% of amortized cost were primarily in asset backed and mortgage backed securities where the fair value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2011, excluding guaranteed amounts:

	Estimated Fair Value	Credit Rating (1)

JPMorgan Chase & Co.	$60,021	A+
General Electric Co.	57,950	AA+
MetLife Inc.	36,136	A+
Banco Santander SA	35,869	AA
Wells Fargo & Company	30,710	AA-
National Australia Bank Limited	29,502	AA
Bank of America Corp.	27,939	A
Total SA	26,552	AA-
Royal Dutch Shell PLC	26,111	AA
Australia & New Zealand Banking Group Ltd	25,497	AA
Total	$356,287

(1) Ratings as assigned by the major rating agencies.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At June 30, 2011, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.54 billion, or 12.7% of total investable assets, compared to $1.81 billion, or 15.3%, at December 31, 2010.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At June 30, 2011, CMBS constituted approximately $1.19 billion, or 9.8% of total investable assets, compared to $1.17 billion, or 9.9%, at December 31, 2010. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our MBS and CMBS at June 30, 2011, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Fair Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Non-agency MBS:	2003		$2,633	AAA	$2,642	100.3%	0.0%
	2004		16,729	A-	15,432	92.2%	0.1%
	2005		54,185	BB+	49,910	92.1%	0.4%
	2006		33,494	B-	29,948	89.4%	0.2%
	2007		47,664	CCC+	44,323	93.0%	0.4%
	2008		8,354	CCC	7,912	94.7%	0.1%
	2009	(6)	50,114	AAA	52,639	105.0%	0.4%
	2010	(6)	42,868	AAA	42,146	98.3%	0.3%
Total non-agency MBS			$256,041	BBB+	$244,952	95.7%	2.0%

Non-agency CMBS:	1998		3,562	AAA	3,662	102.8%	0.0%
	1999		26	AAA	25	96.2%	0.0%
	2001		671	AAA	660	98.4%	0.0%
	2002		35,532	AAA	35,931	101.1%	0.3%
	2003		52,628	AAA	54,976	104.5%	0.5%
	2004		39,967	AAA	40,157	100.5%	0.3%
	2005		50,506	AAA	50,472	99.9%	0.4%
	2006		6,804	A	6,777	99.6%	0.1%
	2007		72,054	AA+	77,662	107.8%	0.6%
	2008		197	AA+	192	97.5%	0.0%
	2010		238,693	AAA	239,422	100.3%	2.0%
	2011		260,533	AAA	261,265	100.3%	2.2%
Total non-agency CMBS			$761,173	AAA	$771,201	101.3%	6.4%

Additional Statistics:

	Non-Agency MBS		Non-Agency
	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	60	66	41
Weighted average life (months) (2)	27	61	44
Weighted average loan-to-value % (3)	70.3%	65.5%	69.0%
Total delinquencies (4)	19.8%	21.6%	4.1%
Current credit support % (5)	33.5%	15.3%	26.1%

(1)	Loans defeased with government/agency obligations represented approximately 4% of the collateral underlying our CMBS holdings.
(2)

The weighted average life for MBS is based on the interest rates in effect at June 30, 2011. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 33.1% to 87.3% on MBS and 30.6% to 99.7% on CMBS.
(4)	Total delinquencies includes 60 days and over.
(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.
(6)	Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at June 30, 2011:

			Estimated Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Credit cards (1)	$280,605	AAA	$293,935	104.8%	2.4%
Autos (2)	160,419	AAA	163,711	102.1%	1.4%
U.K. securitized (3)	92,720	AAA	95,230	102.7%	0.8%
Student loans (4)	45,585	AAA	46,339	101.7%	0.4%
Rate reduction bonds (5)	31,639	AAA	33,612	106.2%	0.3%
Other	87,232	AA	87,784	100.6%	0.7%
	698,200	AAA	720,611	103.2%	6.0%

Home equity (6)	$4,698	AAA	$4,262	90.7%	0.0%
	121	A	119	98.3%	0.0%
	8,183	BB to B	8,028	98.1%	0.1%
	1,643	CCC to C	3,513	213.8%	0.0%
	185	D	63	34.1%	0.0%
	14,830	BB	15,985	107.8%	0.1%

Total ABS	$713,030	AAA	$736,596	103.3%	6.1%

The effective duration of the total ABS was 1.2 years at June 30, 2011.

(1) The weighted average credit support % on credit cards is 19.4%.

(2) The weighted average credit support % on autos is 38.5%.

(3) The weighted average credit support % on U.K. securitized is 16.8%.

(4) The weighted average credit support % on student loans is 9.0%.

(5) The weighted average credit support % on rate reduction bonds is 19.3%.

(6) The weighted average credit support % on home equity is 23.0%.

At June 30, 2011, our fixed income portfolio included $44.2 million par value in sub-prime securities with a fair value of $20.7 million and an average credit quality of “BBB” from Standard & Poor’s and “Ba2” from Moody’s. At December 31, 2010, our fixed income portfolio included $47.1 million par value in sub-prime securities with a fair value of $19.9 million and an average credit quality of “BBB+” from Standard & Poor’s and “Baa3” from Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $9.5 million fair value of sub-prime securities with an average credit quality of “CCC” from Standard & Poor’s and “Caa3” from Moody’s at June 30, 2011, compared to $13.2 million fair value with an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s at December 31, 2010.

At June 30, 2011, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was approximately $241.1 million, or approximately 2.0% of our total investable assets. These securities had an average rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at June 30, 2011. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($100.7 million), Assured Guaranty Ltd. ($78.6 million), the Texas Permanent School Fund ($37.5 million) and Financial Guaranty Insurance Company ($24.3 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at June 30, 2011.

Other investments totaled $365.9 million at June 30, 2011, compared to $275.5 million at December 31, 2010. Investment funds accounted for using the equity method totaled $350.8 million at June 30, 2011, compared to $434.6 million at December 31, 2010. Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives.

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 7, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at June 30, 2011 and December 31, 2010 by level.

Premiums Receivable and Reinsurance Recoverables

At June 30, 2011, 78.7% of premiums receivable of $712.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. At December 31, 2010, 77.9% of premiums receivable of $503.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.4% of the total. Approximately 4.3% of the $42.4 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at June 30, 2011, compared to 0.6% of the $60.8 million of paid losses and loss adjustment expenses recoverable at December 31, 2010. At June 30, 2011 and December 31, 2010, our reserves for doubtful accounts were approximately $14.1 million and $13.6 million, respectively.

At June 30, 2011, approximately 90.9% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.86 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.9% of our total shareholders’ equity. At December 31, 2010, approximately 91.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.5% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Premiums Written
Direct	$626,978	$599,774	$1,254,152	$1,217,709
Assumed	284,961	217,326	622,353	553,078
Ceded	(205,396)	(192,842)	(405,684)	(378,775)
Net	$706,543	$624,258	$1,470,821	$1,392,012

Premiums Earned
Direct	$587,725	$578,002	$1,160,731	$1,178,647
Assumed	249,045	234,590	494,180	497,125
Ceded	(193,891)	(189,581)	(378,337)	(382,844)
Net	$642,879	$623,011	$1,276,574	$1,292,928

Losses and Loss Adjustment Expenses
Direct	$454,528	$394,107	$848,112	$793,058
Assumed	144,009	92,059	387,817	199,226
Ceded	(166,915)	(123,021)	(310,427)	(201,088)
Net	$431,622	$363,145	$925,502	$791,196

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

At June 30, 2011 and December 31, 2010, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30,	December 31,
	2011	2010

Insurance:
Case reserves	$1,305,070	$1,251,896
IBNR reserves	2,738,157	2,590,529
Total net reserves	$4,043,227	$3,842,425

Reinsurance:
Case reserves	$805,927	$747,545
Additional case reserves	162,585	93,110
IBNR reserves	1,740,226	1,712,173
Total net reserves	$2,708,738	$2,552,828

Total:
Case reserves	$2,110,997	$1,999,441
Additional case reserves	162,585	93,110
IBNR reserves	4,478,383	4,302,702
Total net reserves	$6,751,965	$6,395,253

At June 30, 2011 and December 31, 2010, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2011	2010

Casualty	$643,719	$656,446
Professional liability	642,709	603,258
Executive assurance	626,058	598,527
Property, energy, marine and aviation	599,596	519,560
Programs	524,189	504,068
Construction	399,036	391,179
National accounts casualty	149,817	132,064
Healthcare	143,284	145,343
Surety	77,159	79,264
Travel and accident	34,496	31,707
Lenders products	14,870	12,156
Other	188,294	168,853
Total net reserves	$4,043,227	$3,842,425

At June 30, 2011 and December 31, 2010, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2011	2010

Casualty	$1,739,972	$1,748,888
Property excluding property catastrophe	347,515	295,425
Property catastrophe	256,493	160,237
Marine and aviation	181,578	194,925
Other specialty	136,547	106,241
Other	46,633	47,112
Total net reserves	$2,708,738	$2,552,828

Shareholders’ Equity

Our shareholders’ equity was $4.44 billion at June 30, 2011, compared to $4.51 billion at December 31, 2010. The decrease in the six months ended June 30, 2011 was primarily attributable to share repurchase activity which exceeded the net income generated in the period.

Book Value per Common Share

The following table presents the calculation of book value per common share at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(U.S. dollars in thousands, except share data)	2011	2010

Calculation of book value per common share:
Total shareholders’ equity	$4,441,269	$4,513,003
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,116,269	$4,188,003
Common shares outstanding (1)	132,771,524	139,632,225
Book value per common share	$31.00	$29.99

(1)	Excludes the effects of 11,494,799 and 12,251,568 stock options and 272,123 and 519,534 restricted stock units outstanding at June 30, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $9.9 million at June 30, 2011, compared to $14.4 million at December 31, 2010. During the six months ended June 30, 2011, ACGL received dividends of $297.5 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, which were primarily used to fund the share repurchase program described below.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement (“BSCR”) model. At December 31, 2010, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.26 billion and statutory capital and surplus of $4.44 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $813 million to ACGL during the remainder of 2011 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2011 and December 31, 2010, such amounts approximated $5.78 billion and $5.87 billion, respectively.

ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. As of June 30, 2011, for the 2011 underwriting year, the U.S. groups cede business to Arch Re Bermuda at net cession rates (i.e., net of third party reinsurance) ranging up to 50%. Except as described above in this paragraph, or where express reinsurance, guarantee or other financial support contractual arrangements are in place, each of ACGL’s subsidiaries or affiliates is solely responsible for its own liabilities and commitments (and no other ACGL subsidiary or affiliate is so responsible). Any reinsurance arrangements, guarantees or other financial support contractual arrangements that are in place are solely for the benefit of the ACGL subsidiary or affiliate involved and third parties (creditors or insureds of such entity) are not express beneficiaries of such arrangements.

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

Consolidated net cash provided by operating activities was $446.5 million for the six months ended June 30, 2011, compared to $390.1 million for the 2010 period. The increase in operating cash flows for the six months ended June 30, 2011 over the 2010 period was primarily due to the timing of dividend receipts on other investments and the timing of certain expense payments. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate investable assets totaled $12.10 billion at June 30, 2011, compared to $11.84 billion at December 31, 2010. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $158.2 million at June 30, 2011.

Recently, the U.S. Government reached agreement to raise the Federal debt ceiling. In light of the difficulty in reaching that agreement and the perceived inability for the U.S. government to achieve a credible agreement on a budget that includes long-term deficit reduction, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has announced the possibility of a downgrade to the United States’ credit rating. The impact of the continuing weakness of the U.S. economy, projected budget deficits for the U.S. government and the possible downgrade of U.S. securities by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of June 30, 2011 included $1.17 billion of obligations of the U.S. government and government agencies at fair value and $1.14 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of other risks relating to our business and investment portfolio.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program, ACGL has repurchased 104.1 million common shares for an aggregate purchase price of $2.54 billion. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. At June 30, 2011, $962.8 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In 2006, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $1.0 billion secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we had access to secured letter of credit facilities of approximately $180 million, which were primarily used to support our syndicate at Lloyd’s of London, and to other secured letter of credit facilities, some of which are available on a limited basis and for limited purposes. Refer to note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity. It is anticipated that the available facilities will be renewed (or replaced) on expiry, but such renewal (or replacement) will be subject to the availability of credit from banks which we utilize. We can provide no assurance that we will be able to renew the facilities in August 2011 on satisfactory terms and, if renewed, the costs of the facilities may be significantly higher than the costs of our existing facilities. Failure to renew or replace these facilities on satisfactory terms could materially adversely affect our liquidity and results of operations.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A preferred shares were issued and, on May 24, 2006, $125.0 million principal amount of 7.875% series B preferred shares (together with the series A preferred shares, the “preferred shares”) were issued. ACGL has the right to redeem all or a portion of the preferred shares at a redemption price of $25.00 per share. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. At June 30, 2011, we had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of June 30, 2011, we had $399.3 million of securities under TALF which are reflected as “TALF investments, at fair value” and $318.4 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at fair value.” As of December 31, 2010, we had $402.4 million of TALF investments, at fair value and $325.8 million of TALF borrowings, at fair value.

At June 30, 2011, ACGL’s capital of $4.84 billion consisted of $300.0 million of senior notes, representing 6.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.7% of the total, and common shareholders’ equity of $4.12 billion, representing the balance. At December 31, 2010, ACGL’s capital of $4.91 billion consisted of $300.0 million of senior notes, representing 6.1% of the total, $100.0 million of revolving credit agreement borrowings due in August 2011, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.6% of the total, and common shareholders’ equity of $4.19 billion, representing the balance. The reduction in capital during the 2011 second quarter was primarily attributable to share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2011. (See section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management” included in our 2010 Annual Report on Form 10-K.) Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at June 30, 2011 that affect the quantitative and qualitative disclosures presented as of December 31, 2010 were as follows:

Investment Market Risk

Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the fair value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the fair value of our interest rate sensitive securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, in recent months interest rate movements in many credit sectors have exhibited a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at June 30, 2011 and December 31, 2010:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At June 30, 2011
Total fair value	$10,926.6	$10,800.3	$10,654.2	$10,499.9	$10,345.7
Change from base	2.56%	1.37%	—	(1.45)%	(2.90)%
Change in unrealized value	$272.4	$146.1	$—	$(154.3)	$(308.5)

At December 31, 2010
Total fair value	$10,668.3	$10,542.6	$10,404.9	$10,249.0	$10,100.0
Change from base	2.53%	1.32%	—	(1.50)%	(2.93)%
Change in unrealized value	$263.4	$137.7	$—	$(155.9)	$(304.9)

In addition, we consider the effect of credit spread movements on the fair value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investment funds accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As credit spreads widen, the fair value of our fixed income securities falls, and the converse is also true.

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at June 30, 2011 and December 31, 2010:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At June 30, 2011
Total fair value	$10,887.3	$10,777.5	$10,654.2	$10,537.7	$10,420.2
Change from base	2.19%	1.16%	—	(1.09)%	(2.20)%
Change in unrealized value	$233.1	$123.3	$—	$(116.5)	$(234.0)

At December 31, 2010
Total fair value	$10,608.2	$10,506.5	$10,404.9	$10,304.2	$10,204.4
Change from base	1.95%	0.98%	—	(0.97)%	(1.93)%
Change in unrealized value	$203.3	$101.6	$—	$(100.7)	$(200.5)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2011, our portfolio’s VaR was estimated to be 3.36%, compared to an estimated 3.76% at December 31, 2010.

Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments.  At June 30, 2011 and December 31, 2010, the fair value of our investments in privately held securities, equity securities (excluding our investment in Aeolus LP which is accounted for using the equity method) and certain other investments totaled $668.9 million and $587.1 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $66.9 million and $58.7 million at

June 30, 2011 and December 31, 2010, respectively, and would have decreased book value per common share by approximately $0.50 and $0.42, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At June 30, 2011, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.90 billion, compared to $1.04 billion at December 31, 2010. A 100 basis point depreciation of the underlying exposure to these derivative instruments at June 30, 2011 and December 31, 2010 would have resulted in a reduction in net income of approximately $29.0 million and $10.4 million, respectively, and would have decreased book value per common share by $0.22 and $0.07, respectively.

For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. In addition, as a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility in our results of operations. A 10% appreciation of the U.S. Dollar against the major foreign currencies for our outstanding contracts at June 30, 2011 and December 31, 2010, net of unrealized depreciation on our securities denominated in currencies other than the U.S. Dollar, would have resulted in unrealized losses of approximately $13.5 million and $16.5 million, respectively, and would have decreased book value per common share by approximately $0.10 and $0.12, respectively. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2011;

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

•                  our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

•                  the impact of the continued weakness of the U.S. economy, projected budget deficits for the U.S. government and the possible downgrade of U.S. securities by credit rating agencies and the resulting effect on the value and liquidity of securities in our investment portfolio as well as the uncertainty in the market generally;

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

Other Financial Information

The consolidated financial statements as of June 30, 2011 and for the three month periods ended June 30, 2011 and 2010 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 5, 2011) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2011, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2011 second quarter:

(U.S. dollars in thousands, except share data)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
4/1/2011-4/30/2011	1,386	$33.70	—	$992,356
5/1/2011-5/31/2011	402,249	34.03	219,600	$984,863
6/1/2011-6/30/2011	675,453	33.29	662,361	$962,803
Total	1,079,088	$33.57	881,961	$962,803

(1)

Includes repurchases by ACGL of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

(2)

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 104.1 million common shares for an aggregate purchase price of $2.54 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2011 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Amendment, dated as of May 18, 2011, to the Joint Venture Agreement, dated as of January 22, 2008, between Gulf Investment Corporation GSC and Arch Reinsurance Ltd.

10.2	Restricted Share Agreements with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 6, 2011 grants

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 5, 2011	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: August 5, 2011	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment, dated as of May 18, 2011, to the Joint Venture Agreement, dated as of January 22, 2008, between Gulf Investment Corporation GSC and Arch Reinsurance Ltd.

10.2	Restricted Share Agreements with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 6, 2011 grants

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.