Form 10-Q
period 2011-09-30
ARCH CAPITAL GROUP LTD.
filed 2011-11-08
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of November 1, 2011 was 134,188,052.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and September 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2011

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,304,357 and $8,771,988)	$9,529,834	$8,957,859
Short-term investments available for sale, at fair value (amortized cost: $807,872 and $913,488)	799,662	915,841
Investment of funds received under securities lending, at fair value (amortized cost: $44,695 and $69,682)	44,553	69,660
Equity securities available for sale, at fair value (cost: $300,335 and $292,958)	273,213	310,194
Other investments available for sale, at fair value (cost: $226,089 and $252,590)	229,974	275,538
Investments accounted for using the fair value option	319,381	219,173
TALF investments, at fair value (amortized cost: $376,889 and $389,200)	392,455	402,449
Investments accounted for using the equity method	383,543	508,334
Total investments	11,972,615	11,659,048

Cash	369,895	362,740
Accrued investment income	71,264	74,837
Investment in joint venture (cost: $100,000)	107,642	105,698
Fixed maturities and short-term investments pledged under securities lending, at fair value	72,399	75,575
Securities purchased under agreements to resell using funds received under securities lending	20,032	—
Premiums receivable	606,963	503,434
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,840,191	1,763,985
Prepaid reinsurance premiums	267,846	263,448
Deferred acquisition costs, net	306,810	277,861
Receivable for securities sold	1,067,188	56,145
Other assets	727,183	669,164
Total Assets	$17,430,028	$15,811,935

Liabilities
Reserve for losses and loss adjustment expenses	$8,523,522	$8,098,454
Unearned premiums	1,578,419	1,370,075
Reinsurance balances payable	123,815	132,452
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at fair value (par: $314,371 and $326,219)	314,137	325,770
Securities lending payable	74,696	78,021
Payable for securities purchased	1,161,591	200,192
Other liabilities	779,477	693,968
Total Liabilities	12,955,657	11,298,932

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares - Series A and B	325,000	325,000
Common shares ($0.0033 par, shares issued: 163,267,317 and 160,073,616)	544	534
Additional paid-in capital	150,882	110,325
Retained earnings	4,696,256	4,422,553
Accumulated other comprehensive income, net of deferred income tax	146,576	204,503
Common shares held in treasury, at cost (shares: 30,261,852 and 20,441,391)	(844,887)	(549,912)
Total Shareholders’ Equity	4,474,371	4,513,003
Total Liabilities and Shareholders’ Equity	$17,430,028	$15,811,935

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Net premiums written	$691,381	$636,117	$2,162,202	$2,028,129
Change in unearned premiums	(9,332)	(8,708)	(203,579)	(107,792)
Net premiums earned	682,049	627,409	1,958,623	1,920,337
Net investment income	82,753	90,768	257,731	274,277
Net realized gains	30,199	68,828	96,104	178,724

Other-than-temporary impairment losses	(5,180)	(2,679)	(10,406)	(9,732)
Less investment impairments recognized in other comprehensive income, before taxes	2,441	604	3,303	1,641
Net impairment losses recognized in earnings	(2,739)	(2,075)	(7,103)	(8,091)

Fee income	848	874	2,447	2,551
Equity in net income (loss) of investment funds accounted for using the equity method	(30,549)	9,708	5,097	38,410
Other income	2,432	1,840	2,734	12,346
Total revenues	764,993	797,352	2,315,633	2,418,554

Expenses
Losses and loss adjustment expenses	423,984	359,193	1,349,486	1,150,389
Acquisition expenses	120,205	111,279	339,598	336,378
Other operating expenses	105,998	103,121	318,981	311,460
Interest expense	8,125	7,371	23,604	22,547
Net foreign exchange losses (gains)	(60,040)	65,157	(4,753)	(22,069)
Total expenses	598,272	646,121	2,026,916	1,798,705

Income before income taxes	166,721	151,231	288,717	619,849

Income tax (benefit) expense	(2,267)	3,200	(4,369)	11,373

Net income	168,988	148,031	293,086	608,476

Preferred dividends	6,461	6,461	19,383	19,383

Net income available to common shareholders	$162,527	$141,570	$273,703	$589,093

Net income per common share
Basic	$1.24	$0.96	$2.07	$3.85
Diluted	$1.19	$0.92	$1.98	$3.68

Weighted average common shares and common share equivalents outstanding
Basic	131,560,851	146,993,373	132,090,354	152,979,948
Diluted	137,140,929	153,546,027	138,542,558	159,951,594

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Comprehensive Income
Net income	$293,086	$608,476
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	53,371	378,543
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(3,303)	(1,641)
Reclassification of net realized gains, net of income taxes, included in net income	(98,565)	(126,517)
Foreign currency translation adjustments	(9,430)	(541)
Other comprehensive income (loss)	(57,927)	249,844
Comprehensive Income	$235,159	$858,320

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	534	548
Common shares issued, net	10	13
Purchases of common shares under share repurchase program	—	(30)
Balance at end of period	544	531

Additional Paid-in Capital
Balance at beginning of year	110,325	253,466
Common shares issued	3,910	3,572
Exercise of stock options	9,379	35,150
Common shares retired	—	(217,562)
Amortization of share-based compensation	25,286	25,450
Other	1,982	564
Balance at end of period	150,882	100,640

Retained Earnings
Balance at beginning of year	4,422,553	3,605,809
Dividends declared on preferred shares	(19,383)	(19,383)
Net income	293,086	608,476
Balance at end of period	4,696,256	4,194,902

Accumulated Other Comprehensive Income

Balance at beginning of year	204,503	138,526
Change in unrealized appreciation in value of investments, net of deferred income tax	(45,194)	252,026
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(3,303)	(1,641)
Foreign currency translation adjustments, net of deferred income tax	(9,430)	(541)
Balance at end of period	146,576	388,370

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(549,912)	—
Shares repurchased for treasury	(294,975)	(291,533)
Balance at end of period	(844,887)	(291,533)

Total Shareholders’ Equity	$4,474,371	$4,717,910

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income	$293,086	$608,476
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(100,982)	(184,423)
Net impairment losses recognized in earnings	7,103	8,091
Equity in net income of investment funds accounted for using the equity method and other income	50,324	(29,925)
Share-based compensation	25,286	25,450
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	334,620	212,024
Unearned premiums, net of prepaid reinsurance premiums	204,042	105,905
Premiums receivable	(114,044)	(73,654)
Deferred acquisition costs, net	(29,146)	(17,570)
Reinsurance balances payable	(3,381)	(22,255)
Other liabilities	12,678	8,143
Other items, net	76,885	17,299
Net Cash Provided By Operating Activities	756,471	657,561

Investing Activities
Purchases of:
Fixed maturity investments	(10,116,781)	(14,501,938)
Equity securities	(343,062)	(139,165)
Other investments	(373,814)	(376,405)
Proceeds from the sales of:
Fixed maturity investments	8,855,624	13,984,442
Equity securities	311,117	55,919
Other investments	396,514	245,889
Proceeds from redemptions and maturities of fixed maturity investments	738,081	683,826
Net (purchases) sales of short-term investments	112,465	(212,093)
Change in investment of securities lending collateral	3,325	9,705
Purchases of furniture, equipment and other assets	(15,526)	(10,111)
Net Cash Used By Investing Activities	(432,057)	(259,931)

Financing Activities
Purchases of common shares under share repurchase program	(287,558)	(503,724)
Proceeds from common shares issued, net	3,087	22,956
Proceeds from borrowings	—	264,526
Repayments of borrowings	(11,839)	(125,985)
Change in securities lending collateral	(3,325)	(9,705)
Other	3,999	8,950
Preferred dividends paid	(19,383)	(19,383)
Net Cash Used For Financing Activities	(315,019)	(362,365)

Effects of exchange rate changes on foreign currency cash	(2,240)	(3,839)

Increase in cash	7,155	31,426
Cash beginning of year	362,740	334,571
Cash end of period	$369,895	$365,997

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

2.      Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with earlier adoption permitted. Retrospective application to all prior periods presented upon the date of adoption is also permitted but is not required. The Company plans to adopt this ASU on January 1, 2012 using a retrospective application and, based on a preliminary analysis, does not expect the adoption of the ASU to have a material impact on its consolidated financial statements. In applying the retrospective application, deferred policy acquisition costs and related deferred taxes will be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

permitted. The Company is evaluating the impact the new guidance will have on its consolidated financial statements.

In June 2011, the FASB issued an ASU that is intended to increase the prominence of other comprehensive income in the financial statements by allowing only two options for reporting comprehensive income: (1) A single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (2) in a two-statement approach that presents the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. This ASU is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company does not believe that the adoption of this ASU will impact the presentation of its consolidated financial statements.

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

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 104.8 million common shares for an aggregate purchase price of $2.56 billion. During the 2011 third quarter, ACGL repurchased 0.7 million common shares for an aggregate purchase price of $20.8 million, compared to 2.0 million common shares for an aggregate purchase price of $53.4 million during the 2010 third quarter. For the nine months ended September 30, 2011, ACGL repurchased 9.6 million common shares for an aggregate purchase price of $287.6 million, compared to 20.6 million common shares for an aggregate purchase price of $503.7 million for the 2010 period.

At September 30, 2011, $942.0 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of September 30, 2011, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2011. The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $180 million as of September 30, 2011, which were primarily used to support the Company’s syndicate at Lloyd’s of London, and to other secured letter of credit facilities, some of which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The Company was in compliance with all covenants contained in the LOC Facilities at September 30, 2011. At September 30, 2011, the Company had $621.5 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $644.2 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

Dividends for Preferred Shares

On September 8, 2011, the Company’s board of directors declared dividends with respect to the $200.0 million principal amount of 8.0% series A non-cumulative preferred shares outstanding and $125.0 million principal amount of 7.875% series B non-cumulative preferred shares outstanding (together, “Preferred Shares”). All such dividends will be payable out of lawfully available funds for the payment of dividends under Bermuda law on November 15, 2011 to holders of record of the Preferred Shares as of November 1, 2011, unless determined otherwise by the board of directors or the executive committee of the board of directors on or prior to the applicable effective date. At September 30, 2011, the Company had declared an aggregate of $3.3 million of dividends to be paid to the holders of the Preferred Shares.

Investment Commitments

The Company’s investment commitments, which are primarily related to investment funds accounted for using the equity method and other investments, were approximately $229.6 million at September 30, 2011.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders, for the 2011 third quarter and 2010 third quarter:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$634,280	$227,837	$860,289	$624,490	$208,770	$831,788
Net premiums written	472,986	218,395	691,381	431,361	204,756	636,117
Net premiums earned	$437,970	$244,079	$682,049	$411,881	$215,528	$627,409
Fee income	661	187	848	864	10	874
Losses and loss adjustment expenses	(290,608)	(133,376)	(423,984)	(265,411)	(93,782)	(359,193)
Acquisition expenses, net	(76,763)	(43,442)	(120,205)	(67,309)	(43,970)	(111,279)
Other operating expenses	(77,078)	(22,740)	(99,818)	(77,078)	(20,247)	(97,325)
Underwriting income (loss)	$(5,818)	$44,708	38,890	$2,947	$57,539	60,486

Net investment income			82,753			90,768
Net realized gains			30,199			68,828
Net impairment losses recognized in earnings			(2,739)			(2,075)
Equity in net income (loss) of investment funds accounted for using the equity method			(30,549)			9,708
Other income			2,432			1,840
Other expenses			(6,180)			(5,796)
Interest expense			(8,125)			(7,371)
Net foreign exchange gains (losses)			60,040			(65,157)
Income before income taxes			166,721			151,231
Income tax benefit (expense)			2,267			(3,200)

Net income			168,988			148,031
Preferred dividends			(6,461)			(6,461)
Net income available to common shareholders			$162,527			$141,570

Underwriting Ratios
Loss ratio	66.4%	54.6%	62.2%	64.4%	43.5%	57.3%
Acquisition expense ratio (2)	17.4%	17.8%	17.5%	16.1%	20.4%	17.6%
Other operating expense ratio	17.6%	9.3%	14.6%	18.7%	9.4%	15.5%
Combined ratio	101.4%	81.7%	94.3%	99.2%	73.3%	90.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders, for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,903,868	$836,616	$2,736,794	$1,874,419	$735,942	$2,602,575
Net premiums written	1,360,540	801,662	2,162,202	1,307,122	721,007	2,028,129
Net premiums earned	$1,256,380	$702,243	$1,958,623	$1,246,831	$673,506	$1,920,337
Fee income	2,141	306	2,447	2,491	60	2,551
Losses and loss adjustment expenses	(889,973)	(459,513)	(1,349,486)	(852,716)	(297,673)	(1,150,389)
Acquisition expenses, net	(204,721)	(134,877)	(339,598)	(200,099)	(136,279)	(336,378)
Other operating expenses	(228,580)	(65,798)	(294,378)	(229,525)	(59,948)	(289,473)
Underwriting income (loss)	$(64,753)	$42,361	(22,392)	$(33,018)	$179,666	146,648

Net investment income			257,731			274,277
Net realized gains			96,104			178,724
Net impairment losses recognized in earnings			(7,103)			(8,091)
Equity in net income of investment funds accounted for using the equity method			5,097			38,410
Other income			2,734			12,346
Other expenses			(24,603)			(21,987)
Interest expense			(23,604)			(22,547)
Net foreign exchange gains			4,753			22,069
Income before income taxes			288,717			619,849
Income tax benefit (expense)			4,369			(11,373)

Net income			293,086			608,476
Preferred dividends			(19,383)			(19,383)
Net income available to common shareholders			$273,703			$589,093

Underwriting Ratios
Loss ratio	70.8%	65.4%	68.9%	68.4%	44.2%	59.9%
Acquisition expense ratio (2)	16.1%	19.2%	17.2%	15.8%	20.2%	17.4%
Other operating expense ratio	18.2%	9.4%	15.0%	18.4%	8.9%	15.1%
Combined ratio	105.1%	94.0%	101.1%	102.6%	73.3%	92.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Investment Information

Available For Sale Securities

The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At September 30, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,766,651	$93,418	$(42,230)	$2,715,463	$(17,607)
Mortgage backed securities	1,545,321	32,503	(21,110)	1,533,928	(20,676)
Municipal bonds	1,422,943	66,880	(2,322)	1,358,385	(105)
Commercial mortgage backed securities	1,118,905	26,981	(4,230)	1,096,154	(3,259)
U.S. government and government agencies	1,263,665	39,866	(536)	1,224,335	(207)
Non-U.S. government securities	837,043	42,570	(15,610)	810,083	—
Asset backed securities	647,705	19,529	(8,572)	636,748	(3,876)
Total	9,602,233	321,747	(94,610)	9,375,096	(45,730)

Equity securities	273,213	9,049	(36,171)	300,335	—
Other investments	229,974	10,530	(6,645)	226,089	—
Short-term investments	799,662	58	(8,268)	807,872	—
Total	$10,905,082	$341,384	$(145,694)	$10,709,392	$(45,730)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,714,375	$97,400	$(18,343)	$2,635,318	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)
Total	9,033,434	268,715	(79,802)	8,844,521	(47,033)

Equity securities	310,194	20,660	(3,424)	292,958	—
Other investments	275,538	24,280	(1,332)	252,590	—
Short-term investments	915,841	2,845	(492)	913,488	—
Total	$10,535,007	$316,500	$(85,050)	$10,303,557	$(47,033)

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2011, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $13.8 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

At September 30, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$946,958	$(38,638)	$39,640	$(3,592)	$986,598	$(42,230)
Mortgage backed securities	377,312	(11,221)	41,759	(9,889)	419,071	(21,110)
Municipal bonds	243,629	(2,197)	3,174	(125)	246,803	(2,322)
Commercial mortgage backed securities	193,318	(3,453)	8,408	(777)	201,726	(4,230)
U.S. government and government agencies	149,684	(536)	—	—	149,684	(536)
Non-U.S. government securities	351,494	(14,840)	11,890	(770)	363,384	(15,610)
Asset backed securities	200,706	(5,922)	10,716	(2,650)	211,422	(8,572)
Total	2,463,101	(76,807)	115,587	(17,803)	2,578,688	(94,610)
Equity securities	193,356	(36,171)	—	—	193,356	(36,171)
Other investments	103,167	(6,229)	2,906	(416)	106,073	(6,645)
Short-term investments	150,061	(8,268)	—	—	150,061	(8,268)
Total	$2,909,685	$(127,475)	$118,493	$(18,219)	$3,028,178	$(145,694)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$530,956	$(16,580)	$20,351	$(1,763)	$551,307	$(18,343)
Mortgage backed securities	913,138	(20,331)	57,895	(6,562)	971,033	(26,893)
Municipal bonds	294,978	(6,440)	8,465	(518)	303,443	(6,958)
Commercial mortgage backed securities	311,703	(5,273)	22,030	(755)	333,733	(6,028)
U.S. government and government agencies	190,497	(5,696)	—	—	190,497	(5,696)
Non-U.S. government securities	271,446	(7,418)	45,884	(4,476)	317,330	(11,894)
Asset backed securities	75,655	(827)	8,126	(3,163)	83,781	(3,990)
Total	2,588,373	(62,565)	162,751	(17,237)	2,751,124	(79,802)
Equity securities	68,629	(3,424)	—	—	68,629	(3,424)
Other investments	46,750	(916)	2,850	(416)	49,600	(1,332)
Short-term investments	42,030	(492)	—	—	42,030	(492)
Total	$2,745,782	$(67,397)	$165,601	$(17,653)	$2,911,383	$(85,050)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2011, on a lot level basis, approximately 1,830 security lots out of a total of approximately 4,800 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $5.3 million. At December 31, 2010, on a lot level basis, approximately 1,130 security lots out of a total of approximately 4,360 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.6 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Estimated	Amortized	Estimated	Amortized
Maturity	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$424,945	$413,387	$414,390	$398,795
Due after one year through five years	2,950,545	2,869,718	2,924,879	2,833,955
Due after five years through 10 years	2,446,160	2,376,760	1,719,446	1,671,306
Due after 10 years	468,652	448,401	442,575	442,626
	6,290,302	6,108,266	5,501,290	5,346,682
Mortgage backed securities	1,545,321	1,533,928	1,806,813	1,814,905
Commercial mortgage backed securities	1,118,905	1,096,154	1,167,299	1,141,584
Asset backed securities	647,705	636,748	558,032	541,350
Total	$9,602,233	$9,375,096	$9,033,434	$8,844,521

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At September 30, 2011, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $72.4 million and $70.7 million, respectively, compared to $75.6 million and $72.5 million at December 31, 2010, respectively. At September 30, 2011, the portfolio of collateral backing the Company’s securities lending program included approximately $8.5 million fair value of sub-prime securities with an average credit quality of “CCC” from Standard & Poor’s and “Caa3” from Moody’s, compared to $13.2 million with an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s at December 31, 2010.

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

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	September 30,	December 31,
	2011	2010

Fixed maturities	$122,866	$124,969
Equity securities	100,719	94,204
Other investments (par: $100,250 and $0)	95,796	—
Investments accounted for using the fair value option	319,381	219,173
Securities sold but not yet purchased (1)	(46,526)	(41,143)
TALF investments	392,455	402,449
TALF borrowings	(314,137)	(325,770)
Net assets accounted for using the fair value option	$351,173	$254,709

(1)              Represents the Company’s obligation to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Fixed maturities	$82,686	$94,209	$252,250	$286,051
Equity securities	1,796	120	5,187	410
Short-term investments	430	473	1,613	958
Other (1)	4,264	1,174	17,625	2,296
Gross investment income	89,176	95,976	276,675	289,715
Investment expenses	(6,423)	(5,208)	(18,944)	(15,438)
Net investment income	$82,753	$90,768	$257,731	$274,277

(1)               Includes interest on term loan investments (included in “investments accounted for using the fair value option”), dividends on investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Available for sale securities:
Gross gains on investment sales	$61,008	$87,358	$204,303	$207,368
Gross losses on investment sales	(21,503)	(29,819)	(85,170)	(71,282)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(4,366)	6,240	(12,759)	(2,457)
Equity securities	(28,993)	5,660	(32,043)	369
Other investments	(3,755)	—	(3,432)	—
TALF investments	(2,130)	6,534	2,317	14,431
TALF borrowings	79	(1,231)	(206)	(691)
Derivative instruments (1)	36,179	(7,030)	28,035	28,522
Other	(6,320)	1,116	(4,941)	2,464
Net realized gains	$30,199	$68,828	$96,104	$178,724

(1)               See Note 8 for information on the Company’s derivative instruments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the OTTI recognized in earnings by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Fixed maturities:
Mortgage backed securities	$1,192	$1,835	$3,620	$4,096
Asset backed securities	—	103	10	2,077
Corporate bonds	16	137	375	265
Total	1,208	2,075	4,005	6,438

Investment of funds received under securities lending agreements	393	—	1,623	1,653

Equity securities	1,138	—	1,475	—
Total OTTI recognized in earnings	$2,739	$2,075	$7,103	$8,091

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

•                  Equity securities — the Company utilized information received from asset managers on common stocks, including the business prospects, recent events, industry and market data and other factors. For certain equities which were in an unrealized loss position and where the Company determined that it did not

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

have the intent or ability to hold such securities for a reasonable period of time by which the fair value of the securities would increase and the Company would recover its cost, the cost basis of such securities was adjusted down accordingly.

The Company believes that the $45.7 million of OTTI included in accumulated other comprehensive income at September 30, 2011 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At September 30, 2011, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance at start of period	$86,286	$89,189	$86,040	$84,147
Credit loss impairments recognized on securities not previously impaired	272	557	3,135	1,110
Credit loss impairments recognized on securities previously impaired	1,328	1,518	2,492	6,981
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(530)	(558)	(4,311)	(1,532)
Balance at end of period	$87,356	$90,706	$87,356	$90,706

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

	September 30,	December 31,
	2011	2010

Assets used for collateral or guarantees:
Affiliated transactions	$4,384,970	$4,491,649
Third party agreements	786,078	948,020
Deposits with U.S. regulatory authorities	290,169	263,077
Deposits with non-U.S. regulatory authorities	169,476	122,341
Trust funds	49,865	48,140
Total restricted assets	$5,680,558	$5,873,227

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At September 30, 2011, the Company obtained an average of 2.8 quotes per investment, compared to 2.7 quotes at December 31, 2010. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust the prices or quotes provided by the pricing services at September 30, 2011 or December 31, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.98 billion of financial assets and liabilities measured at fair value at September 30, 2011, approximately $1.59 billion, or 13.3%, were priced using non-binding broker-dealer quotes. Of the $11.52 billion of financial assets and liabilities measured at fair value at December 31, 2010, approximately $1.81 billion, or 15.7%, were priced using non-binding broker-dealer quotes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2011:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,766,651	$—	$2,625,630	$141,021
Mortgage backed securities	1,545,321	—	1,545,321	—
Municipal bonds	1,422,943	—	1,422,943	—
Commercial mortgage backed securities	1,118,905	—	1,118,905	—
U.S. government and government agencies	1,263,665	1,263,665	—	—
Non-U.S. government securities	837,043	—	837,043	—
Asset backed securities	647,705	—	647,705	—
Total	9,602,233	1,263,665	8,197,547	141,021

Equity securities	273,213	273,157	56	—
Other investments	229,974	—	223,974	6,000
Short-term investments	799,662	771,217	28,445	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	107,215	—	107,215	—
Non-U.S. government bonds	15,651	—	15,651	—
Equity securities	100,719	100,719	—	—
Other investments	95,796	—	95,796	—
Total	319,381	100,719	218,662	—

TALF investments	392,455	—	392,455	—
Total assets measured at fair value	$11,616,918	$2,408,758	$9,061,139	$147,021

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$314,137	$—	$314,137	$—
Securities sold but not yet purchased (2)	46,526	46,526	—	—
Total liabilities measured at fair value	$360,663	$46,526	$314,137	$—

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2010:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,714,375	$—	$2,560,866	$153,509
Mortgage backed securities	1,806,813	—	1,806,813	—
Municipal bonds	1,182,100	—	1,182,100	—
Commercial mortgage backed securities	1,167,299	—	1,167,299	—
U.S. government and government agencies	872,149	872,149	—	—
Non-U.S. government securities	732,666	—	732,666	—
Asset backed securities	558,032	—	558,032	—
Total	9,033,434	872,149	8,007,776	153,509

Equity securities	310,194	297,623	12,571	—
Other investments	275,538	—	267,680	7,858
Short-term investments	915,841	859,042	56,799	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	124,969	—	124,969	—
Non-U.S. government bonds	—	—	—	—
Equity securities	94,204	94,204	—	—
Other investments	—	—	—	—
Total	219,173	94,204	124,969	—

TALF investments	402,449	—	402,449	—
Total assets measured at fair value	$11,156,629	$2,123,018	$8,872,244	$161,367

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$325,770	$—	$325,770	$—
Securities sold but not yet purchased (2)	41,143	41,143	—	—
Total liabilities measured at fair value	$366,913	$41,143	$325,770	$—

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the 2011 third quarter and 2010 third quarter:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended September 30, 2011
Balance at beginning of period	$164,456	$7,929	$172,385
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(5,742)	—	(5,742)
Included in other comprehensive income	(17,317)	(1,929)	(19,246)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(376)	—	(376)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$141,021	$6,000	$147,021

Three Months Ended September 30, 2010
Balance at beginning of period	$147,891	$48,788	$196,679
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	2,974	1,813	4,787
Included in other comprehensive income	18,741	1,226	19,967
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1)	(42,157)	(42,158)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$169,605	$9,670	$179,275

(1)                Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2011 and 2010:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Nine Months Ended September 30, 2011
Balance at beginning of period	$153,509	$7,858	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	507	1,709	2,216
Included in other comprehensive income	(3,763)	(2,901)	(6,664)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(666)	(666)
Settlements	(9,232)	—	(9,232)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$141,021	$6,000	$147,021

Nine Months Ended September 30, 2010
Balance at beginning of period	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	7,916	2,242	10,158
Included in other comprehensive income	(5,618)	346	(5,272)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(11,078)	(42,586)	(53,664)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$169,605	$9,670	$179,275

(1)               Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

The amount of total losses for the 2011 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011 was $5.7 million, while the amount of total gains for the nine months ended September 30, 2011 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011 was $1.9 million. The amount of total gains for the 2010 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010 was $4.8 million while the amount of total gains for the nine months ended September 30, 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010 was $10.2 million.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented in the consolidated balance sheets at September 30, 2011 and December 31, 2010 approximated their fair values with the exception of the Company’s senior notes, which are carried at their cost of $300.0 million. The fair value of the senior notes at September 30, 2011 and December 31, 2010 was $343.6 million and $310.9 million, respectively.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2011 or December 31, 2010.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in fixed maturities while the fair value of all other derivatives is included in other investments in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	Estimated Fair Value	Notional Value	Estimated Fair Value	Notional Value

At September 30, 2011
Futures contracts	$4,221	$284,785	$(170)	$687,145
Foreign currency forward contracts	17,860	324,003	(5,923)	122,408
TBAs	560,860	525,730	(575,373)	538,400
Other	7,038	180,918	(3,919)	320,287
Total	$589,979		$(585,385)

At December 31, 2010
Futures contracts	$1,968	$512,292	$(62)	$23,544
Foreign currency forward contracts	4,093	119,969	(13,582)	277,908
TBAs	125,397	121,100	—	—
Other	14,236	239,552	(4,595)	268,597
Total	$145,694		$(18,239)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains or losses recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
Derivatives not designated as	September 30,		September 30,
hedging instruments	2011	2010	2011	2010

Futures contracts	$12,142	$10,419	$15,515	$26,136
Foreign currency forward contracts	12,155	(22,425)	(4,238)	(7,016)
TBAs	2,554	3,147	11,056	5,541
Other	9,328	1,829	5,702	3,861
Total	$36,179	$(7,030)	$28,035	$28,522

9.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net income	$168,988	$148,031	$293,086	$608,476
Preferred dividends	(6,461)	(6,461)	(19,383)	(19,383)
Net income available to common shareholders	$162,527	$141,570	$273,703	$589,093

Denominator:
Weighted average common shares outstanding — basic	131,560,851	146,993,373	132,090,354	152,979,948
Effect of dilutive common share equivalents:
Nonvested restricted shares	750,289	814,218	952,898	1,036,353
Stock options (1)	4,829,789	5,738,436	5,499,306	5,935,293
Weighted average common shares and common share equivalents outstanding — diluted	137,140,929	153,546,027	138,542,558	159,951,594

Earnings per common share:
Basic	$1.24	$0.96	$2.07	$3.85
Diluted	$1.19	$0.92	$1.98	$3.68

(1)               Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2011 third quarter and 2010 third quarter, the number of stock options excluded were 698,912 and 654,933, respectively. For the nine months ended September 30, 2011 and 2010, the number of stock options excluded were 385,444 and 500,826, respectively.

10.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2011, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of (1.4)% and (1.5)%, respectively, for the 2011 third quarter and nine months ended September 30, 2011, compared to 2.1% and 1.8%, respectively, for the 2010 third quarter and nine months ended September 30, 2010. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $66.7 million at September 30, 2011, compared to $66.0 million at December 31, 2010. In addition, the Company paid $9.6 million in income taxes, net of recoveries, for the nine months ended September 30, 2011, compared to $4.1 million for the 2010 period.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $2.3 million of federal excise taxes in the 2011 third quarter, compared to $2.8 million in the 2010 third quarter, and $7.3 million of federal excise taxes in the nine months ended September 30, 2011, compared to $8.7 million in the 2010 period. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $4.87 billion in capital at September 30, 2011 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continues to be competitive with most long-tail product lines having plenty of capacity available. From a rate standpoint, most lines of business moved into positive territory in the 2011 third quarter. However, even with this slight improvement in the rate environment, additional rate increases are needed in many lines in order for us to achieve adequate returns. In the property and property catastrophe areas, the environment improved with the best increases to date reflected in international, catastrophe exposed businesses. Such improvements were driven, in part, by the impact of higher than expected 2011 catastrophic activity. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

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

In addition, the impact of the continuing weakness of the U.S. and other key economies, projected budget deficits for the U.S. and other governments and the consequences associated with possible additional downgrades of securities of the U.S. and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio.

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2011, our modeled peak zone catastrophe exposure (using the updated vendor-based system version for both periods presented) is a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $972 million, followed by a windstorm affecting the Northeastern U.S. with a net probable maximum pre-tax loss of $870 million. Based on in-force exposure estimated as of July 1, 2011, our modeled peak zone exposure was a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $960 million, followed by windstorms affecting the Northeastern U.S. areas with a net probable maximum pre-tax losses of $852 million. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2011, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 60% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Book value per common share was $31.20 at September 30, 2011, compared to $31.00 at June 30, 2011 and $29.99 at December 31, 2010. The 0.6% change for the 2011 third quarter was generated through operating results, partially offset by a negative total return on investments for the period. The 4.0% change for the nine months ended September 30, 2011 was generated through operating results, total return on investments and the accretive impact of share repurchase activity.

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

Our Operating ROAE was 10.4% for the 2011 third quarter, compared to 12.3% for the 2010 third quarter, and 5.7% for the nine months ended September 30, 2011, compared to 11.5% for the 2010 period. The lower Operating ROAE for the 2011 periods resulted from a higher level of catastrophic events than in the 2010 periods along with the impacts of current insurance and reinsurance market conditions and lower interest yields.

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

At September 30, 2011, the benchmark return index had an average credit quality of “Aa1” by Moody’s, an estimated duration of 3.26 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return

Pre-tax total return (before investment expenses):
2011 third quarter	(0.23)%	0.46%
2010 third quarter	3.61%	3.53%
Nine months ended September 30, 2011	2.97%	3.34%
Nine months ended September 30, 2010	7.08%	6.80%

(1)   Our investment expenses were approximately 0.22% and 0.19% of average invested assets for the 2011 third quarter and 2010 third quarter, respectively, and 0.22% and 0.18% for the nine months ended September 30, 2011 and 2010, respectively.

Our portfolio underperformed the benchmark return by 69 basis points for the 2011 third quarter, due in part to our shorter duration compared to the benchmark return, an overweighting in certain sector allocations (in both fixed income securities and equities) compared to the benchmark return and other factors. Excluding foreign exchange, total return was 0.38% for the 2011 third quarter, compared to 2.94% for the 2010 third quarter, and 3.11% for the nine months ended September 30, 2011, compared to 7.31% for the 2010 period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

After-tax operating income available to common shareholders	$107,409	$130,672	$176,746	$361,585
Net realized gains, net of tax	28,458	68,611	94,842	175,233
Net impairment losses recognized in earnings, net of tax	(2,739)	(2,075)	(7,103)	(8,091)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	(30,549)	9,708	5,097	38,410
Net foreign exchange gains (losses), net of tax	59,948	(65,346)	4,121	21,956
Net income available to common shareholders	$162,527	$141,570	$273,703	$589,093

The lower level of after-tax operating income in the 2011 periods compared to the 2010 periods primarily resulted from a higher level of catastrophic events along with the impacts of current insurance and reinsurance market conditions and lower reinvestment yields. Our 2011 third quarter results included losses for current year catastrophic events of $59.6 million, net of reinsurance and reinstatement premiums, compared to $24.2 million in the 2010 third quarter, and $333.3 million for the nine months ended September 30, 2011, compared to $89.3 million for the 2010 period.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Gross premiums written	$634,280	$624,490	1.6	$1,903,868	$1,874,419	1.6
Net premiums written	472,986	431,361	9.6	1,360,540	1,307,122	4.1
Net premiums earned	$437,970	$411,881	6.3	$1,256,380	$1,246,831	0.8
Fee income	661	864		2,141	2,491
Losses and loss adjustment expenses	(290,608)	(265,411)		(889,973)	(852,716)
Acquisition expenses, net	(76,763)	(67,309)		(204,721)	(200,099)
Other operating expenses	(77,078)	(77,078)		(228,580)	(229,525)
Underwriting income (loss)	$(5,818)	$2,947	n/m	$(64,753)	$(33,018)	n/m

			% Point			% Point
Underwriting Ratios			Change			Change
Loss ratio	66.4%	64.4%	2.0	70.8%	68.4%	2.4
Acquisition expense ratio (1)	17.4%	16.1%	1.3	16.1%	15.8%	0.3
Other operating expense ratio	17.6%	18.7%	(1.1)	18.2%	18.4%	(0.2)
Combined ratio	101.4%	99.2%	2.2	105.1%	102.6%	2.5

(1)               The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property, energy, marine and aviation	$114,631	24	$88,412	20	$294,345	22	$277,271	21
Programs	79,086	17	68,264	16	235,111	17	212,107	16
Professional liability	66,484	14	78,873	18	193,726	14	216,617	17
Executive assurance	62,328	13	51,503	12	162,419	12	165,010	13
Construction	23,576	5	20,245	5	97,493	7	92,813	7
Casualty	30,563	6	28,493	7	85,636	6	80,573	6
Travel and accident	17,404	4	19,673	5	58,189	4	56,751	4
National accounts casualty	17,275	4	19,215	4	61,863	5	53,901	4
Lenders products	22,551	5	23,452	5	65,151	5	61,979	5
Surety	10,389	2	11,128	3	29,741	2	26,231	2
Healthcare	8,810	2	8,705	2	26,349	2	27,218	2
Other (1)	19,889	4	13,398	3	50,517	4	36,651	3
Total	$472,986	100	$431,361	100	$1,360,540	100	$1,307,122	100

(1)               Includes excess workers’ compensation, employers’ liability, alternative markets and accident and health business.

2011 third quarter versus 2010.  Increases in property and energy business as well as in program and executive assurance business were partially offset by reductions in commercial aviation and professional liability business. The increase in property premiums primarily resulted from new business and a higher retention rate on existing accounts in the insurance segment’s U.S. operations and growth in the insurance segment’s European operations in both global property and energy lines. The increase in program business resulted from growth on existing programs while the higher level of executive assurance business resulted, in part, from growth in middle market business. The reduction in commercial aviation business resulted from a strategic decision to exit the business in early 2010 while the lower level of professional liability business was primarily due to market conditions.

Nine months ended September 30, 2011 versus 2010.  Increases in property and energy business as well as in program business and national accounts casualty were partially offset by reductions in commercial aviation and professional liability lines of business. The increase in property premiums primarily resulted from new business and a higher retention rate on existing accounts in the insurance segment’s U.S. operations and growth in the insurance segment’s European operations in both global property and energy lines. The increase in national accounts casualty resulted from new business while the increase in program business resulted from growth on existing programs. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business in early 2010 while the lower level of professional liability business was primarily due to market conditions.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property, energy, marine and aviation	$92,288	21	$82,301	20	$242,531	19	$258,156	21
Programs	73,561	17	68,404	17	212,513	17	202,944	16
Professional liability	64,403	15	69,900	17	196,414	16	201,451	16
Executive assurance	56,783	13	51,675	13	164,997	13	162,865	13
Construction	28,590	7	25,664	6	84,195	7	82,557	7
Casualty	30,305	7	27,503	7	83,561	7	83,720	7
Travel and accident	19,051	4	17,418	4	54,105	4	51,086	4
National accounts casualty	19,642	4	18,595	5	58,970	5	57,178	5
Lenders products	18,293	4	17,593	4	56,495	4	51,553	4
Surety	10,091	2	9,876	2	29,272	2	28,157	2
Healthcare	9,340	2	9,738	2	27,081	2	30,021	2
Other (1)	15,623	4	13,214	3	46,246	4	37,143	3
Total	$437,970	100	$411,881	100	$1,256,380	100	$1,246,831	100

(1)               Includes excess workers’ compensation, employers’ liability, alternative markets and accident and health business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses. The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Current year	67.6%	66.6%	73.0%	69.5%
Prior period reserve development	(1.2)%	(2.2)%	(2.2)%	(1.1)%
Loss ratio	66.4%	64.4%	70.8%	68.4%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 1.0 point higher in the 2011 third quarter compared to the 2010 third quarter, due in part to a higher amount of catastrophic event activity. The 2011 third quarter loss ratio reflected 1.6 points of catastrophic activity, with 3.8 points of losses related to Hurricane Irene combined with reductions in catastrophic events from the first six months of 2011, compared to 0.6 points in the 2010 third quarter. The loss ratio for the nine months ended September 30, 2011 reflected 6.4 points of catastrophic activity, compared to 2.4 points in the 2010 period, and was primarily related to the Japanese Earthquake and Tsunami event, the April and May U.S. storm events and Hurricane Irene.

Prior Period Reserve Development.

2011 third quarter: The insurance segment’s net favorable development of $5.3 million, or 1.2 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property and marine reserves from the 2008 to 2010 accident years (i.e., the year in which a loss occurred) of $3.6 million, $4.7 million and $4.0 million, respectively. The favorable development in property lines was primarily due to a lack of claims activity in the more recent years. The 2011 third quarter results included favorable development in surety business of $1.4 million and $1.6 million from the 2008 and 2009 accident years, respectively, along with $2.8 million of favorable development on healthcare reserves, spread across the 2004 to 2008 accident years. In addition, favorable development in executive assurance business from the 2010 accident year of $6.4 million was substantially offset by $5.8 million of adverse development from the 2008 accident year. Such amounts were partially offset by adverse development in professional liability reserves from the 2005, 2007 and 2010 accident years of $7.4 million, $4.1 million and $3.8 million, respectively, combined with favorable development in the 2006 and 2009 accident years of $4.8 million and $1.6 million, respectively. In addition, adverse development on program business from the 2002 and 2003 accident years contributed $1.4 million and $2.4 million, respectively. These changes were based on the most recent actuarial analyses.

2010 third quarter: The insurance segment’s net favorable development of $9.3 million, or 2.2 points, reflected reductions in property reserves from the 2005 to 2008 accident years of $6.5 million, $4.4 million, $1.1 million, and $2.8 million, respectively, and net reductions in healthcare and other reserves of $3.0 million and $2.0 million, respectively. Such amounts were partially offset by adverse development on program business from the 2002 and 2003 accident years of $1.2 million and $5.5 million (which was primarily related to one program following a quarterly reserve review), respectively, adverse development in executive assurance reserves from the 2008 accident year of $4.1 million, partially offset by reductions from the 2006 and 2007 accident years of $1.1 million and $2.8 million, respectively, and reductions in property reserves from the 2004 accident year of $3.8 million.

Nine months ended September 30, 2011: The insurance segment’s net favorable development of $28.1 million, or 2.2 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property and marine reserves from the 2008 to 2010 accident years of $11.6 million, $16.9 million and $22.6 million (including $9.8 million of favorable development on the 2010 named catastrophic events), respectively, partially offset by adverse development of $4.3 million from the 2006 accident year. The favorable development in property lines was primarily due to a lack of claims emergence in the more recent years. There was favorable development of $9.7 million in healthcare reserves, spread across the 2004 to 2008 accident years, and favorable development in surety business of $2.7 million and $3.2 million from the 2004 and 2008 accident years, respectively. In addition, there was $14.1 million of favorable development in executive assurance reserves, spread across a number of accident years, partially offset by adverse development from the 2006 and 2008 accident years of $1.5 million and $11.0 million, respectively. Such amounts were partially offset by adverse development in casualty reserves from the 2004 and 2010 accident years of $5.0 million and $9.1 million, respectively, and in professional liability reserves from the 2005, 2007, 2008 and 2010 accident years of $5.9 million, $4.4 million, $6.6 million and $7.8 million, respectively, partially offset by favorable development of $13.2 million from the 2006 accident year. In addition, adverse development on program business from the 2003 and 2004 accident years contributed $4.4 million and $4.6 million, respectively, while adverse development in alternative markets business from the 2003 and 2010 accident years of $1.5 million and $8.0 million, respectively, was partially offset by $8.1 million of favorable development spread across the 2004 to 2009 accident years.

Nine months ended September 30, 2010: The insurance segment’s net favorable development of $13.3 million, or 1.1 points, reflected reductions in property reserves from the 2005 to 2008 accident years of $5.1 million, $6.7 million, $5.5 million, and $17.5 million, respectively, and reductions in healthcare and other reserves of $8.1 million and $9.4 million, respectively, which were spread across a number of accident years. In addition, the insurance segment had reductions in professional liability reserves from the 2007 to 2009 accident years of $6.1 million, $3.2 million and $3.7 million, respectively, partially offset by adverse development from the 2006 accident year of $10.6 million. The loss ratio for the nine months ended September 30, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $11.8 million, $7.4 million and $4.4 million, respectively, which was primarily due to a small number of high severity claims, and adverse development in program reserves from the 2002, 2003 and 2009 accident years of $2.2 million, $7.7 million and $8.9 million, respectively, partially offset by reductions from the 2006 to 2008 accident years of $4.4 million, $2.3 million and $3.3 million, respectively. In addition, the insurance segment had adverse development in executive assurance reserves from the 2008 and 2009 accident years of $11.2 million and $10.4 million, respectively, partially offset by reductions from the 2004, 2006 and 2007 accident years of $2.6 million, $3.3 million and $12.3 million, respectively, and adverse development in travel and accident reserves from the 2009 accident year of $5.7 million.

Underwriting Expenses.

2011 third quarter versus 2010:  The insurance segment’s underwriting expense ratio was 35.0% in the 2011 third quarter, compared to 34.8% in the 2010 third quarter. The acquisition expense ratio was 17.4% in the 2011 third quarter, compared to 16.1% in the 2010 third quarter. The 2011 third quarter acquisition expense ratio included an increase of 1.1 points of commission expense related to the estimated net favorable development in prior year loss reserves, compared to a 0.2 point increase in the 2010 third quarter. The other operating expense ratio was 17.6% for the 2011 third quarter, compared to 18.7% for the 2010 third quarter. The lower 2011 third quarter operating expense ratio primarily resulted from the higher level of net premiums earned in the period.

Nine months ended September 30, 2011 versus 2010:  The insurance segment’s underwriting expense ratio was 34.3% for the nine months ended September 30, 2011, compared to 34.2% for the 2010 period. The acquisition expense ratio was 16.1% for the nine months ended September 30, 2011, compared to 15.8% for the 2010 period. The other operating expense ratio was 18.2% for the nine months ended September 30, 2011, compared to 18.4% for the 2010 period.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Gross premiums written	$227,837	$208,770	9.1	$836,616	$735,942	13.7
Net premiums written	218,395	204,756	6.7	801,662	721,007	11.2

Net premiums earned	$244,079	$215,528	13.2	$702,243	$673,506	4.3
Fee income	187	10		306	60
Losses and loss adjustment expenses	(133,376)	(93,782)		(459,513)	(297,673)
Acquisition expenses, net	(43,442)	(43,970)		(134,877)	(136,279)
Other operating expenses	(22,740)	(20,247)		(65,798)	(59,948)
Underwriting income	$44,708	$57,539	(22.3)	$42,361	$179,666	(76.4)

			% Point			% Point
Underwriting Ratios			Change			Change
Loss ratio	54.6%	43.5%	11.1	65.4%	44.2%	21.2
Acquisition expense ratio	17.8%	20.4%	(2.6)	19.2%	20.2%	(1.0)
Other operating expense ratio	9.3%	9.4%	(0.1)	9.4%	8.9%	0.5
Combined ratio	81.7%	73.3%	8.4	94.0%	73.3%	20.7

The components of the reinsurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property excluding property catastrophe (1)	$64,495	30	$70,149	34	$189,583	24	$202,956	28
Property catastrophe	59,961	27	40,255	20	235,157	29	199,460	28
Casualty (2)	34,873	16	38,276	19	146,989	18	154,500	21
Other specialty	40,882	19	30,468	15	162,464	20	104,150	14
Marine and aviation	17,037	8	24,913	12	61,179	8	55,760	8
Other	1,147	—	695	—	6,290	1	4,181	1
Total	$218,395	100	$204,756	100	$801,662	100	$721,007	100

Pro rata	$99,884	46	$105,844	52	$310,412	39	$308,838	43
Excess of loss	118,511	54	98,912	48	491,250	61	412,169	57
Total	$218,395	100	$204,756	100	$801,662	100	$721,007	100

(1)               Includes facultative business.

(2)               Includes professional liability, executive assurance and healthcare business.

2011 third quarter versus 2010.  Increases in property catastrophe and other specialty lines were partially offset by a decrease in marine and aviation, casualty and property other than property catastrophe business. The growth in premiums written in the property catastrophe line in the 2011 third quarter reflected share increases, new business and higher premiums on in force contracts due to market conditions along with $5.7 million of adjustment premiums on an expiring treaty. The higher level of other specialty business primarily resulted from new business written beginning in 2011. Premiums written in the 2011 third quarter in marine and aviation, casualty and property other than property catastrophe lines were lower than in the 2010 third quarter, reflecting non-renewals and share reductions based on market conditions.

Nine months ended September 30, 2011 versus 2010.  Increases in other specialty and property catastrophe lines were partially offset by decreases in property excluding property catastrophe and casualty business. Growth in other specialty business primarily resulted from new business written beginning in 2011. The growth in property catastrophe business reflects new business written and the adjustment premiums noted above in the nine months ended September 30, 2011 while the 2010 period included a two year treaty of $18.2 million which was written in the 2010 first quarter.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%

Property excluding property catastrophe (1)	$62,565	26	$66,438	31	$183,095	26	$211,419	31
Property catastrophe	64,910	27	54,206	25	176,340	25	160,380	24
Casualty (2)	49,066	20	52,792	24	149,053	21	182,729	27
Other specialty	48,722	20	25,254	12	128,202	19	65,315	10
Marine and aviation	17,739	7	16,106	8	60,458	9	50,441	7
Other	1,077	—	732	—	5,095	—	3,222	1
Total	$244,079	100	$215,528	100	$702,243	100	$673,506	100

Pro rata	$110,091	45	$103,698	48	$320,711	46	$336,943	50
Excess of loss	133,988	55	111,830	52	381,532	54	336,563	50
Total	$244,079	100	$215,528	100	$702,243	100	$673,506	100

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

Losses and Loss Adjustment Expenses. The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Current year	78.5%	57.1%	87.1%	58.3%
Prior period reserve development	(23.9)%	(13.6)%	(21.7)%	(14.1)%
Loss ratio	54.6%	43.5%	65.4%	44.2%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 21.4 points higher in the 2011 third quarter compared to the 2010 third quarter, primarily due to the higher level of current year catastrophic event activity and a higher level of facultative loss activity. The 2011 third quarter loss ratio reflected 21.6 points related to current year catastrophic activity, with roughly half of the losses due to 2011 third quarter events, including Hurricane Irene and the Denmark floods, and half related to catastrophic events from the first six months of 2011. The 2010 third quarter ratio included 10.0 points of catastrophic activity, primarily related to the Darfield New Zealand earthquake event. In addition, the 2011 third quarter loss ratio reflected two facultative losses in the period which contributed 4.9 points to the loss ratio. The loss ratio for the nine months ended September 30, 2011 reflected 35.9 points of catastrophic activity, compared to 8.8 points in the 2010 period, and were primarily related to the Japanese Earthquake and Tsunami event and the New Zealand earthquake from the 2011 first quarter, the 2011 second quarter U.S. storms and the 2011 third quarter activity noted above.

Prior Period Reserve Development.

2011 third quarter: The reinsurance segment’s net favorable development of $58.3 million, or 23.9 points, reflected $24.5 million of favorable development on casualty reserves, including $4.0 million, $5.1 million, $8.5 million, $6.0 million and $4.3 million for the 2002 to 2006 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), respectively, and $3.6 million from the 2009 underwriting year, partially offset by adverse development in the 2008 underwriting year of $7.4 million which was due, in part, to increases in loss selections based on the reinsurance segment’s view of the current insurance environment. In addition, there was favorable development of $21.1 million on property catastrophe and property other than property catastrophe reserves, including $3.6 million, $3.1 million, $5.6 million and $7.4 million from the 2007 to 2010 underwriting years, respectively. The 2011 third quarter loss ratio also benefited from $8.4 million of favorable development on other specialty business and $4.2 million of favorable development on marine and aviation business. Such amounts were widely spread across underwriting years and were primarily due to better than expected claims emergence.

2010 third quarter: The reinsurance segment’s net favorable development of $29.3 million, or 13.6 points, included reductions in property catastrophe and property other than property catastrophe reserves of $19.2 million, including $4.8 million and $6.3 million from the 2008 and 2009 underwriting years, respectively, and $8.1 million from prior underwriting years, reflecting better than expected claims emergence. The 2010 third quarter loss ratio also benefitted from reductions in casualty reserves from the 2002 to 2004 underwriting years of $1.9 million, $2.7 million and $7.9 million, respectively, partially offset by adverse development of $3.7 million and $0.8 million from the 2008 and 2009 underwriting years, respectively. The adverse development in the 2008 and 2009 underwriting years primarily resulted from increases in loss selections due to the reinsurance segment’s view of the current insurance environment. In addition, the reinsurance segment had adverse development of $5.4 million in marine and aviation reserves from the 2008 underwriting year which was partially offset by $3.4 million of favorable development in other underwriting years.

Nine months ended September 30, 2011: The reinsurance segment’s net favorable development of $152.5 million, or 21.7 points, reflected $66.7 million of favorable development in property catastrophe and property other than property catastrophe reserves, including $6.5 million, $19.3 million and $39.1 million from the 2007, 2009 and 2010 underwriting years, respectively. In addition, there was $53.7 million of favorable development on casualty reserves, including $11.3 million, $14.6 million, $21.7 million and $15.5 million for the 2002 to 2005 underwriting years, respectively, and $6.6 million from the 2007 underwriting year. Such amounts were partially offset by adverse development on casualty reserves in the 2008 to 2010 underwriting years of $6.0 million, $9.2 million and $3.7 million, respectively, which was due, in part, to increases in loss selections based on the reinsurance segment’s view of the current insurance environment. The 2011 loss ratio also benefited from $17.8 million of favorable development on other specialty business and $11.3 million of favorable development from marine and aviation business. Such amounts were widely spread across underwriting years and were primarily due to better than expected claims emergence.

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

Underwriting Expenses.

2011 third quarter versus 2010:

The underwriting expense ratio for the reinsurance segment was 27.1% in the 2011 third quarter, compared to 29.8% in the 2010 third quarter. The acquisition expense ratio for the 2011 third quarter was 17.8%, compared to 20.4% for the 2010 third quarter. The 2011 third quarter acquisition expense ratio benefited from 1.8 points of non-recurring contingent commission income. In addition, the comparison of the 2011 third quarter and 2010 third quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for the 2011 third quarter was 9.3%, compared to 9.4% in the 2010 third quarter.

Nine months ended September 30, 2011 versus 2010:

The underwriting expense ratio for the reinsurance segment was 28.6% for the nine months ended September 30, 2011, compared to 29.1% for the 2010 period. The acquisition expense ratio for the nine months ended September 30, 2011 was 19.2%, compared to 20.2% for the 2010 period. The 2011 acquisition expense ratio benefited from 0.6 points related to the contingent commission item noted above. The operating expense ratio for the nine months ended September 30, 2011 was 9.4%, compared to 8.9% for the 2010 period, with the increase primarily due to a higher level of incentive compensation costs, reflecting favorable experience in prior underwriting years, along with higher regulatory costs.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Fixed maturities	$82,686	$94,209	$252,250	$286,051
Equity securities	1,796	120	5,187	410
Short-term investments	430	473	1,613	958
Other (1)	4,264	1,174	17,625	2,296
Gross investment income	89,176	95,976	276,675	289,715
Investment expenses	(6,423)	(5,208)	(18,944)	(15,438)
Net investment income	$82,753	$90,768	$257,731	$274,277

(1) Includes interest on term loan investments (included in “investments accounted for using the fair value option”), dividends on investment funds and other items. Net investment income for the nine months ended September 30, 2011 includes an initial dividend of $5.5 million received on an investment fund.

The comparability of net investment income between the 2011 and 2010 periods was influenced by our share repurchase program. The pre-tax investment income yield, calculated based on amortized cost, was 2.83% for the 2011 third quarter, compared to 3.06% for the 2011 second quarter and 3.27% for the 2010 third quarter. The pre-tax investment income yield was 2.98% for the nine months ended September 30, 2011, compared to 3.37% for the 2010 period. The decline in yields reflects lower reinvestment yields, changes in duration and in the mix of investments. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss)

We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (“Gulf Re”) using the equity method on a quarter lag basis. We recorded $2.4 million of income in the 2011 third quarter, compared to $1.8 million in the 2010 third quarter related to such investments, and $2.7 million for the nine months ended September 30, 2011, compared to $12.3 million for the 2010 period. Income or loss from our investment in Aeolus LP, which operates as an unrated reinsurance platform that provides collateralized property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis, may be volatile as actual losses on the 2011 catastrophic events may increase due to the inherent uncertainties in making estimates for such catastrophic events.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method

We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $342.7 million at September 30, 2011, compared to $434.6 million at December 31, 2010. At September 30, 2011, our portfolio included $300.3 million of investments in bank loan funds, of which $131.7 million are reflected in the investment funds accounted for using the equity method.

We recorded $30.5 million of equity in net losses related to investment funds accounted for using the equity method in the 2011 third quarter, compared to $9.7 million of equity in net income for the 2010 third quarter and $5.1 million of equity in net income related to investment funds accounted for using the equity method for the nine months ended September 30, 2011, compared to $38.4 million of equity in net income for the 2010 period. Losses in the 2011 third quarter were primarily related to investments in two funds that employ leverage in their investment strategy, one of which that invests in a portfolio of loans and another public-private investment fund (“PPIF”) that invests in high quality U.S. residential and commercial mortgages. Negative returns for both investment funds in the 2011 third quarter reflect the weak economic data in August 2011 and were magnified by the use of leverage.

Net Realized Gains or Losses

We recorded net realized gains of $30.2 million for the 2011 third quarter, compared to net realized gains of $68.8 million for the 2010 third quarter, and net realized gains of $96.1 million for the nine months ended September 30, 2011, compared to net realized gains of $178.7 million for the 2010 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 6, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Total return on our portfolio under management for the 2011 third quarter was (0.23)%, compared to 3.61% for the 2010 third quarter, and 2.97% for the nine months ended September 30, 2011, compared to 7.08% for the 2010 period. Excluding foreign exchange, total return was 0.38% for the 2011 third quarter, compared to 2.94% for the 2010 third quarter, and 3.11% for the nine months ended September 30, 2011, compared to 7.31% for the 2010 period. Total return is calculated on a pre-tax basis and before investment expenses. Total return for the 2011 third quarter reflected significantly wider credit spreads, strengthening of the U.S. Dollar and weak equity and commodity market returns during the period which more than offset the positive returns in the U.S. Treasury market.

Net Impairment Losses Recognized in Earnings

On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For the 2011 third quarter, we recorded $2.7 million of credit related impairments in earnings, compared to $2.1 million for the 2010 third quarter, and $7.1 million of credit related impairments in earnings for the nine months ended September 30, 2011, compared to $8.1 million for the 2010 period. The OTTI recorded in the 2011 periods primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses

Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $6.2 million for the 2011 third quarter, compared to $5.8 million for the 2010 third quarter, and $24.6 million for the nine months ended September 30, 2011, compared to $22.0 million for the 2010 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses

Net foreign exchange gains for the 2011 third quarter of $60.0 million consisted of net unrealized gains of $62.8 million and net realized losses of $2.8 million, compared to net foreign exchange losses for the 2010 third quarter of $65.2 million which consisted of net unrealized losses of $66.1 million and net realized gains of $0.9 million. Net foreign exchange gains for the nine months ended September 30, 2011 of $4.8 million consisted of net unrealized gains of $7.1 million and net realized losses of $2.3 million, compared to net foreign exchange gains for the 2010 period of $22.0 million which consisted of net unrealized gains of $20.9 million and net realized gains of $1.1 million. The 2011 third quarter net foreign exchange gains primarily resulted from the strengthening of the U.S. Dollar against the Euro, British Pound Sterling and other major foreign currencies during the period.

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

The following table summarizes our invested assets:

	September 30,	December 31,
	2011	2010

Fixed maturities available for sale, at fair value	$9,529,834	$8,957,859
Fixed maturities, at fair value (1)	122,866	124,969
Fixed maturities pledged under securities lending agreements, at fair value (2)	72,399	75,575
Total fixed maturities	9,725,099	9,158,403
Short-term investments available for sale, at fair value	799,662	915,841
Cash	369,895	362,740
Equity securities available for sale, at fair value	273,213	310,194
Equity securities, at fair value (1)	100,719	94,204
Other investments available for sale, at fair value	229,974	275,538
Other investments, at fair value (1)	95,796	—
TALF investments, at fair value (3)	392,455	402,449
Investments accounted for using the equity method (4)	383,543	508,334
Total cash and investments	12,370,356	12,027,703
Securities sold but not yet purchased (5)	(46,526)	(41,143)
Securities transactions entered into but not settled at the balance sheet date	(94,403)	(144,047)
Total investable assets	$12,229,427	$11,842,513

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

At September 30, 2011, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 3.17 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.09%. At December 31, 2010, our fixed income portfolio had a “AA+” average Standard & Poor’s quality rating, an average effective duration of 2.83 years, and an average yield to maturity (imbedded book yield), before investment expenses, of 3.52%. At September 30, 2011, approximately $7.89 billion, or 66%, of our total investments and cash was internally managed, compared to $7.48 billion, or 65%, at December 31, 2010.

The following table summarizes our fixed maturities by type:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At September 30, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,873,866	$93,418	$(42,230)	$2,822,678	$(17,607)
Mortgage backed securities	1,545,321	32,503	(21,110)	1,533,928	(20,676)
Municipal bonds	1,422,943	66,880	(2,322)	1,358,385	(105)
Commercial mortgage backed securities	1,118,905	26,981	(4,230)	1,096,154	(3,259)
U.S. government and government agencies	1,263,665	39,866	(536)	1,224,335	(207)
Non-U.S. government securities	852,694	42,570	(15,610)	825,734	—
Asset backed securities	647,705	19,529	(8,572)	636,748	(3,876)
Total	$9,725,099	$321,747	$(94,610)	$9,497,962	$(45,730)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,839,344	$97,400	$(18,343)	$2,760,287	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)
Total	$9,158,403	$268,715	$(79,802)	$8,969,490	$(47,033)

(1)               In securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)               Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2011, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $13.8 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	September 30, 2011		December 31, 2010
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

AAA	$6,421,366	66.0	$6,531,757	71.3
AA	1,531,869	15.8	1,053,666	11.5
A	754,421	7.8	605,483	6.6
BBB	555,023	5.7	388,564	4.2
BB	151,665	1.6	133,673	1.5
B	140,571	1.4	242,479	2.6
Lower than B	106,775	1.1	109,596	1.2
Not rated	63,409	0.6	93,185	1.1
Total	$9,725,099	100.0	$9,158,403	100.0

(1) Ratings as assigned by the major rating agencies.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	September 30, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,438,618	$(62,613)	66.2	$2,650,335	$(58,941)	73.8
10-20%	97,896	(16,241)	17.2	79,419	(11,896)	14.9
20-30%	34,389	(10,965)	11.6	18,799	(5,721)	7.2
30-40%	7,673	(3,676)	3.9	1,372	(689)	0.9
40-50%	—	—	—	733	(660)	0.8
50-100%	112	(1,115)	1.1	466	(1,895)	2.4
Total	$2,578,688	$(94,610)	100.0	$2,751,124	$(79,802)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	September 30, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$203,447	$(8,031)	8.5	$74,340	$(2,845)	3.6
10-20%	61,483	(10,887)	11.5	36,900	(5,475)	6.9
20-30%	22,200	(7,350)	7.8	7,918	(2,619)	3.3
30-40%	5,619	(2,683)	2.8	1,054	(536)	0.7
40-50%	—	—	—	733	(660)	0.8
50-100%	112	(1,114)	1.1	466	(1,895)	2.4
Total	$292,861	$(30,065)	31.7	$121,411	$(14,030)	17.7

At September 30, 2011, below-investment grade securities comprised approximately 4.7% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to 6.4% at December 31, 2010. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At September 30, 2011, corporate bonds represented 58% of the total below investment grade securities at fair value, mortgage backed securities represented 38% of the total and 4% were in other classes. At December 31, 2010, corporate bonds represented 26% of the total below investment grade securities at fair value, mortgage backed securities represented 69% of the total and 5% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at September 30, 2011 which were in an unrealized loss position of greater than 20% of amortized cost were primarily in asset backed and mortgage backed securities where the fair value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2011, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)

JPMorgan Chase & Co.	$57,539	Aa3
General Electric Co.	56,358	Aa2
Royal Bank of Canada	31,940	Aa1
Abbey National Treasury Services	30,397	Aa3
National Australia Bank Limited	29,229	Aa2
Total SA	29,038	Aa1
Royal Dutch Shell PLC	27,832	Aa1
Bank of America Corp.	26,766	Baa1
Australia & New Zealand Banking Group Ltd	25,271	Aa3
Crown Castle International Corp.	25,159	A2
Total	$339,529

(1) Ratings as assigned by the major rating agencies.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At September 30, 2011, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.55 billion, or 12.6% of total investable assets, compared to $1.81 billion, or 15.3%, at December 31, 2010.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. In addition, the U.S. government is currently considering an expansion of a program which allows borrowers to refinance their existing mortgages into new loans. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At September 30, 2011, CMBS constituted approximately $1.12 billion, or 9.1% of total investable assets, compared to $1.17 billion, or 9.9%, at December 31, 2010. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our MBS and CMBS at September 30, 2011, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Fair Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Non-agency MBS:	2003		$2,547	AAA	$2,482	97.4%	0.0%
	2004		15,950	BBB+	14,428	90.5%	0.1%
	2005		52,187	B+	46,412	88.9%	0.4%
	2006		32,009	CCC+	27,122	84.7%	0.2%
	2007		44,785	CCC	41,144	91.9%	0.3%
	2008		7,902	CCC	7,091	89.7%	0.1%
	2009	(6)	46,621	AAA	48,740	104.5%	0.4%
	2010	(6)	40,118	AAA	38,850	96.8%	0.3%
Total non-agency MBS			$242,119	BBB-	$226,269	93.5%	1.9%

Non-agency CMBS:	1998		3,536	AAA	3,606	102.0%	0.0%
	2002		35,360	AAA	35,509	100.4%	0.3%
	2003		44,363	AAA	45,870	103.4%	0.4%
	2004		36,615	AAA	36,471	99.6%	0.3%
	2005		50,112	AAA	49,673	99.1%	0.4%
	2006		6,688	A	6,383	95.4%	0.1%
	2007		92,546	AA-	96,829	104.6%	0.8%
	2008		192	AA+	193	100.5%	0.0%
	2010		246,180	AAA	248,777	101.1%	2.0%
	2011		208,311	AAA	210,061	100.8%	1.7%
Total non-agency CMBS			$723,903	AAA	$733,372	101.3%	6.0%

Additional Statistics:

	Non-Agency MBS		Non-Agency
	Re-REMICs	All Other	CMBS (1)

Weighted average loan age (months)	64	68	45
Weighted average life (months) (2)	23	65	41
Weighted average loan-to-value % (3)	70.3%	68.4%	68.6%
Total delinquencies (4)	18.3%	23.3%	4.7%
Current credit support % (5)	37.9%	10.7%	27.7%

(1)	Loans defeased with government/agency obligations represented approximately 4% of the collateral underlying our CMBS holdings.
(2)

The weighted average life for MBS is based on the interest rates in effect at September 30, 2011. The weighted average lifefor CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 32% to 87% on MBS and 31% to 96% on CMBS.
(4)	Total delinquencies includes 60 days and over.
(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.
(6)	Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at September 30, 2011:

			Estimated Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Credit cards (1)	$244,849	AAA	$251,417	102.7%	2.1%
Autos (2)	142,453	AAA	143,377	100.6%	1.2%
U.K. securitized (3)	40,111	AAA	39,865	99.4%	0.3%
Student loans (4)	29,007	AAA	29,569	101.9%	0.2%
Rate reduction bonds (5)	80,106	AAA	84,468	105.4%	0.7%
Other	85,797	AA+	85,749	99.9%	0.7%
	622,323	AAA	634,445	101.9%	5.2%

Home equity (6)	$3,124	AAA	$2,677	85.7%	0.0%
	72	A	71	98.6%	0.0%
	7,662	BBB to B	5,573	72.7%	0.0%
	3,385	CCC to C	4,875	144.0%	0.0%
	182	D	64	35.2%	0.0%
	14,425	BB-	13,260	91.9%	0.1%

Total ABS	$636,748	AAA	$647,705	101.7%	5.3%

The effective duration of the total ABS was 1.2 years at September 30, 2011.

(1) The weighted average credit support % on credit cards is 18.9%.

(2) The weighted average credit support % on autos is 43.7%.

(3) The weighted average credit support % on U.K. securitized is 17.7%.

(4) The weighted average credit support % on student loans is 10.0%.

(5) The weighted average credit support % on rate reduction bonds is 10.4%.

(6) The weighted average credit support % on home equity is 22.6%.

At September 30, 2011, our fixed income portfolio included $42.3 million par value in sub-prime securities with a fair value of $16.7 million and an average credit quality of “BBB-” from Standard & Poor’s and “Ba2” from Moody’s. At December 31, 2010, our fixed income portfolio included $47.1 million par value in sub-prime securities with a fair value of $19.9 million and an average credit quality of “BBB+” from Standard & Poor’s and “Baa3” from Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $8.5 million fair value of sub-prime securities with an average credit quality of “CCC” from Standard & Poor’s and “Caa3” from Moody’s at September 30, 2011, compared to $13.2 million fair value with an average credit quality of “B-” from Standard & Poor’s and “Caa2” from Moody’s at December 31, 2010.

At September 30, 2011, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was approximately $261.8 million, or approximately 2.1% of our total investable assets. These securities had an average rating of “Aa2” by Moody’s and “AA+” by Standard & Poor’s. Giving no effect to the insurance enhancement, the overall credit quality of our insured municipal bond portfolio had an average underlying rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at September 30, 2011. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee ($96.8 million), Assured Guaranty Ltd. ($82.9 million), the Texas Permanent School Fund ($52.9 million) and Financial Guaranty Insurance Company ($29.2 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at September 30, 2011.

At September 30, 2011, our equity portfolio included $327.4 million of equity securities, compared to $363.3 million at December 31, 2010. Such amounts are shown net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. Certain of our equity managers use leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified.

The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	September 30, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$93,822	$(3,863)	10.7	$65,892	$(1,993)	58.2
10-20%	46,322	(7,766)	21.5	2,393	(824)	24.1
20-30%	32,491	(10,971)	30.3	39	(145)	4.2
30-40%	12,802	(6,852)	18.9	—	—	—
40-50%	7,055	(5,684)	15.7	—	—	—
50-70%	864	(1,035)	2.9	400	(462)	13.5
Total	$193,356	$(36,171)	100.0	$68,724	$(3,424)	100.0

During the 2011 third quarter, falling global equity markets, commodity prices and natural resource stocks contributed to an increase in unrealized losses across many of our equity positions. On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover its cost basis. A substantial portion of the equity securities with unrealized losses were less than 30% under their cost basis at September 30, 2011. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities.

Other investments totaled $325.8 million at September 30, 2011, compared to $275.5 million at December 31, 2010. Investment funds accounted for using the equity method totaled $342.7 million at September 30, 2011, compared to $434.6 million at December 31, 2010. Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 7, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at September 30, 2011 and December 31, 2010 by level.

Premiums Receivable and Reinsurance Recoverables

At September 30, 2011, 75.5% of premiums receivable of $607.0 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.5% of the total. At December 31, 2010, 77.9% of premiums receivable of $503.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.4% of the total. Approximately 4.4% of the $34.4 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at September 30, 2011, compared to 0.6% of the $60.8 million of paid losses and loss adjustment expenses recoverable at December 31, 2010. At September 30, 2011 and December 31, 2010, our reserves for doubtful accounts were approximately $14.9 million and $13.6 million, respectively.

At September 30, 2011, approximately 90.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.84 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.7% of our total shareholders’ equity. At December 31, 2010, approximately 91.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.5% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Premiums Written
Direct	$614,227	$601,918	$1,868,379	$1,819,627
Assumed	246,062	229,870	868,415	782,948
Ceded	(168,908)	(195,671)	(574,592)	(574,446)
Net	$691,381	$636,117	$2,162,202	$2,028,129

Premiums Earned
Direct	$603,758	$591,060	$1,764,489	$1,769,707
Assumed	267,592	233,385	761,772	730,510
Ceded	(189,301)	(197,036)	(567,638)	(579,880)
Net	$682,049	$627,409	$1,958,623	$1,920,337

Losses and Loss Adjustment Expenses
Direct	$363,121	$332,233	$1,211,233	$1,125,291
Assumed	131,212	112,399	519,029	311,625
Ceded	(70,349)	(85,439)	(380,776)	(286,527)
Net	$423,984	$359,193	$1,349,486	$1,150,389

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

At September 30, 2011 and December 31, 2010, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30,	December 31,
	2011	2010

Insurance:
Case reserves	$1,328,615	$1,251,896
IBNR reserves	2,757,013	2,590,529
Total net reserves	$4,085,628	$3,842,425

Reinsurance:
Case reserves	$786,268	$747,545
Additional case reserves	153,470	93,110
IBNR reserves	1,692,383	1,712,173
Total net reserves	$2,632,121	$2,552,828

Total:
Case reserves	$2,114,883	$1,999,441
Additional case reserves	153,470	93,110
IBNR reserves	4,449,396	4,302,702
Total net reserves	$6,717,749	$6,395,253

At September 30, 2011 and December 31, 2010, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2011	2010

Casualty	$642,885	$656,446
Professional liability	647,429	603,258
Executive assurance	635,030	598,527
Property, energy, marine and aviation	600,018	519,560
Programs	540,266	504,068
Construction	394,399	391,179
National accounts casualty	159,990	132,064
Healthcare	141,058	145,343
Surety	74,104	79,264
Travel and accident	39,315	31,707
Lenders products	13,881	12,156
Other	197,253	168,853
Total net reserves	$4,085,628	$3,842,425

At September 30, 2011 and December 31, 2010, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2011	2010

Casualty	$1,671,695	$1,748,888
Property excluding property catastrophe	352,732	295,425
Property catastrophe	247,760	160,237
Marine and aviation	176,872	194,925
Other specialty	135,628	106,241
Other	47,434	47,112
Total net reserves	$2,632,121	$2,552,828

Shareholders’ Equity

Our shareholders’ equity was $4.47 billion at September 30, 2011, compared to $4.51 billion at December 31, 2010. The decrease in the nine months ended September 30, 2011 was primarily attributable to share repurchase activity which exceeded the net income generated in the period.

Book Value per Common Share

The following table presents the calculation of book value per common share at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(U.S. dollars in thousands, except share data)	2011	2010

Calculation of book value per common share:
Total shareholders’ equity	$4,474,371	$4,513,003
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,149,371	$4,188,003
Common shares outstanding (1)	133,005,465	139,632,225
Book value per common share	$31.20	$29.99

(1)       Excludes the effects of 10,348,636 and 12,251,568 stock options and 274,823 and 519,534 restricted stock units outstanding at September 30, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $4.4 million at September 30, 2011, compared to $14.4 million at December 31, 2010. During the nine months ended September 30, 2011, ACGL received dividends of $321.5 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, which were primarily used to fund the share repurchase program described below.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement (“BSCR”) model. At December 31, 2010, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.26 billion and statutory capital and surplus of $4.44 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $789 million to ACGL during the remainder of 2011 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2011 and December 31, 2010, such amounts approximated $5.68 billion and $5.87 billion, respectively.

Our non-U.S. operations account for a significant percentage of our net premiums written. In the current market environment, the business written in our non-U.S. operations has been more profitable than the business written in our U.S. operations, which has significantly increased the non-U.S. group’s contribution to our overall pre-tax income. Additionally, a significant component of our pre-tax income is generated through our investment performance, especially in this competitive insurance and reinsurance market. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. As of September 30, 2011, for the 2011 underwriting year, the U.S. groups cede business to Arch Re Bermuda at net cession rates (i.e., net of third party reinsurance) ranging up to 50%.

Except as described in the above paragraph, or where express reinsurance, guarantee or other financial support contractual arrangements are in place, each of ACGL’s subsidiaries or affiliates is solely responsible for its own liabilities and commitments (and no other ACGL subsidiary or affiliate is so responsible). Any reinsurance arrangements, guarantees or other financial support contractual arrangements that are in place are solely for the benefit of the ACGL subsidiary or affiliate involved and third parties (creditors or insureds of such entity) are not express beneficiaries of such arrangements.

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

Consolidated net cash provided by operating activities was $756.5 million for the nine months ended September 30, 2011, compared to $657.6 million for the 2010 period. The increase in operating cash flows for the nine months ended September 30, 2011 over the 2010 period was primarily due higher premium collected, the timing of dividend receipts on other investments and the timing of certain expense payments. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

On a consolidated basis, our aggregate investable assets totaled $12.23 billion at September 30, 2011, compared to $11.84 billion at December 31, 2010. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $229.6 million at September 30, 2011.

In August 2011, Standard & Poor’s Corp. downgraded the United States’ credit rating from “AAA” to “AA+” with a negative outlook and warned it could lower the credit rating to “AA” within the next two years if it sees less reduction in spending than agreed to, higher interest rates, or new fiscal pressures during the period result in a higher general government debt trajectory. In addition, both Moody’s Investors Service and Fitch Ratings have announced the possibility of a downgrade to the United States’ credit rating. The impact of the continuing weakness of the U.S. and other key economies, projected budget deficits for the U.S. and other governments and the consequences associated with possible additional downgrades of securities of the U.S. and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of September 30, 2011 included $1.26 billion of obligations of the U.S. government and government agencies at fair value and $1.42 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of other risks relating to our business and investment portfolio.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program, ACGL has repurchased 104.8 million common shares for an aggregate purchase price of $2.56 billion. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. At September 30, 2011, $942.0 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In August 2011, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) is limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $180 million, which are primarily used to support our syndicate at Lloyd’s of London, and to other secured letter of credit facilities, some of which are available on a limited basis and for limited purposes. Refer to note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A preferred shares were issued and, on May 24, 2006, $125.0 million principal amount of 7.875% series B preferred shares (together with the series A preferred shares, the “preferred shares”) were issued. ACGL has the right to redeem all or a portion of the preferred shares at a redemption price of $25.00 per share. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. At September 30, 2011, we had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of September 30, 2011, we had $392.5 million of securities under TALF which are reflected as “TALF investments, at fair value” and $314.1 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at fair value.” As of December 31, 2010, we had $402.4 million of TALF investments, at fair value and $325.8 million of TALF borrowings, at fair value.

At September 30, 2011, ACGL’s capital of $4.87 billion consisted of $300.0 million of senior notes, representing 6.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 2.1% of the total, $325.0 million of preferred shares, representing 6.7% of the total, and common shareholders’ equity of $4.15 billion, representing the balance. At December 31, 2010, ACGL’s capital of $4.91 billion consisted of $300.0 million of senior notes, representing 6.1% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.6% of the total, and common shareholders’ equity of $4.19 billion, representing the balance. The reduction in capital during the 2011 third quarter was primarily attributable to share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2011. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at September 30, 2011 that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K as of December 31, 2010 (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at September 30, 2011 and December 31, 2010:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At September 30, 2011
Total fair value	$11,356.6	$11,227.3	$11,022.6	$10,886.7	$10,713.8
Change from base	3.03%	1.86%	—	(1.23)%	(2.80)%
Change in unrealized value	$334.0	$204.7	$—	$(135.9)	$(308.8)

At December 31, 2010
Total fair value	$10,668.3	$10,542.6	$10,404.9	$10,249.0	$10,100.0
Change from base	2.53%	1.32%	—	(1.50)%	(2.93)%
Change in unrealized value	$263.4	$137.7	$—	$(155.9)	$(304.9)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at September 30, 2011 and December 31, 2010:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At September 30, 2011
Total fair value	$11,257.7	$11,146.4	$11,022.6	$10,904.6	$10,786.6
Change from base	2.13%	1.12%	—	(1.07)%	(2.14)%
Change in unrealized value	$235.1	$123.8	$—	$(118.0)	$(236.0)

At December 31, 2010
Total fair value	$10,608.2	$10,506.5	$10,404.9	$10,304.2	$10,204.4
Change from base	1.95%	0.98%	—	(0.97)%	(1.93)%
Change in unrealized value	$203.3	$101.6	$—	$(100.7)	$(200.5)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2011, our portfolio’s VaR was estimated to be 3.75%, compared to an estimated 3.76% at December 31, 2010.

Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments.  At September 30, 2011 and December 31, 2010, the fair value of our investments in privately held securities, equity securities (excluding our investment in Aeolus LP which is accounted for using the equity method) and certain other investments totaled $474.7 million and $587.1 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $47.5 million and $58.7 million at September 30, 2011 and December 31, 2010, respectively, and would have decreased book value per common share by approximately $0.36 and $0.42, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $47.5 million and $58.7 million at September 30, 2011 and December 31, 2010, respectively, and would have increased book value per common share by approximately $0.36 and $0.42, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At September 30, 2011, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $1.47 billion, compared to $1.04 billion at December 31, 2010. A 100 basis point depreciation of the underlying exposure to these derivative instruments at September 30, 2011 and December 31, 2010 would have resulted in a reduction in net income of approximately $14.7 million and $10.4 million, respectively, and would have decreased book value per common share by $0.11 and $0.07, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at September 30, 2011 and December 31, 2010 would have resulted in an increase in net income of approximately $14.7 million and $10.4 million, respectively, and would have increased book value per common share by $0.11 and $0.07, respectively.

For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

Foreign Currency Exchange Risk

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See Note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional information.

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(U.S. dollars in thousands, except per share data)	2011	2010

Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$164,993	$161,357
Shareholders’ equity denominated in foreign currencies (1)	106,775	108,575
Net foreign currency forward contracts outstanding (2)	(54,888)	(105,022)
Net assets denominated in foreign currencies	$216,880	$164,910

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(21,688)	$(16,491)
Book value per common share	$(0.16)	$(0.12)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$21,688	$16,491
Book value per common share	$0.16	$0.12

(1) Represents capital contributions held in the foreign currencies of our operating units.

(2) Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2011;

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

•                  the impact of the continued weakness of the U.S. or other key economies, projected budget deficits for the U.S. and other governments and the consequences associated with possible additional downgrades of securities of the U.S. and other governments by credit rating agencies and the resulting effect on the value and liquidity of securities in our investment portfolio as well as the uncertainty in the market generally;

•                  changes in accounting principles or policies or in our application of such accounting principles or policies;

•                  changes in the political environment of certain countries in which we operates, underwrites business or invests;

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

Other Financial Information

The consolidated financial statements as of September 30, 2011 and for the three month periods ended September 30, 2011 and 2010 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 8, 2011) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2011, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2011 third quarter:

(U.S. dollars in thousands,
except share data)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
7/1/2011-7/31/2011	207,719	$32.31	199,931	$956,351
8/1/2011-8/31/2011	354,795	31.63	350,562	$945,268
9/1/2011-9/30/2011	107,374	31.36	105,279	$941,970
Total	669,888	$31.80	655,772	$941,970

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

(2)         The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 104.8 million common shares for an aggregate purchase price of $2.56 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2011 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and W. Preston Hutchings
10.2	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and John C.R. Hele
10.3	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Marc Grandisson
10.4	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Constantine Iordanou
10.5	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Louis T. Petrillo
10.6	Restricted Share Unit Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Mark D. Lyons
10.7	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Marc Grandisson
10.8	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and John C.R. Hele
10.9	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and W. Preston Hutchings
10.10	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Constantine Iordanou
10.11	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Mark D. Lyons
10.12	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Louis T. Petrillo
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the nine month periods ended September 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 8, 2011	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: November 8, 2011	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and W. Preston Hutchings
10.2	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and John C.R. Hele
10.3	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Marc Grandisson
10.4	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Constantine Iordanou
10.5	Restricted Share Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Louis T. Petrillo
10.6	Restricted Share Unit Agreement, dated as of May 6, 2011, between Arch Capital Group Ltd. and Mark D. Lyons
10.7	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Marc Grandisson
10.8	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and John C.R. Hele
10.9	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and W. Preston Hutchings
10.10	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Constantine Iordanou
10.11	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Mark D. Lyons
10.12	Share Appreciation Right Agreement, dated as of May 6, 2011 between Arch Capital Group Ltd. and Louis T. Petrillo
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the nine month periods ended September 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.