Form 10-K
period 2011-12-31
ARCH CAPITAL GROUP LTD.
filed 2012-02-29
CIK 947484

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-26456

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Wessex House, 45 Reid Street Hamilton HM 12, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0033 par value per share	NASDAQ Stock Market (Common Shares)
8.000% Non-Cumulative Preferred Shares, Series A, $0.01 par value per share	New York Stock Exchange
7.875% Non-Cumulative Preferred Shares, Series B, $0.01 par value per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $4.11 billion.

         As of February 21, 2012, there were 135,395,863 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2012.

ARCH CAPITAL GROUP LTD.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. This report or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. Forward-looking statements, for purposes of the PSLRA or otherwise, can generally be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" and similar statements of a future or forward-looking nature or their negative or variations or similar terminology.

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

  •
  our ability to successfully enhance, integrate and maintain operating procedures (including information technology) to effectively support our current and new business;

  •
  the loss of key personnel;

  •
  the integration of businesses we have acquired or may acquire into our existing operations;

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2011;

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

  •
  the impact of the continued weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies, and the resulting effect on the value of securities in our investment portfolio as well as the uncertainty in the market generally;

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

  •
  statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and

  •
  the other matters set forth under Item 1A "Risk Factors," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in Arch Capital Group Ltd.'s other documents on file with the SEC, and management's response to any of the aforementioned factors.

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

OUR COMPANY

General

        Arch Capital Group Ltd. is a Bermuda public limited liability company with approximately $5.03 billion in capital at December 31, 2011 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2011, we wrote $2.67 billion of net premiums and reported net income available to common shareholders of $410.5 million. Diluted book value per share was $32.03 at December 31, 2011, compared to $29.99 per share at December 31, 2010.

        ACGL's registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda (telephone number: (441) 278-9250). ACGL makes available free of charge through its website, located at www.archcapgroup.bm, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy any materials ACGL files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as ACGL) and the address of that site is www.sec.gov.

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

        Prior to the 2001 underwriting initiative, our insurance underwriting platform consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. ("Arch Re Bermuda"), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company ("Arch Insurance"), Arch Excess & Surplus Insurance Company ("Arch E&S") and Arch Specialty Insurance Company ("Arch Specialty"). We established Arch Insurance Company (Europe) Limited ("Arch Insurance Company Europe"), our United Kingdom-based subsidiary, in 2004, and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In 2009, we established a managing agent and syndicate at Lloyd's of London ("Lloyd's"). Our Lloyd's syndicate 2012 ("Arch Syndicate 2012") commenced underwriting in 2009. See "Operations—Insurance Operations" for further details on our insurance operations.

        Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company ("Arch Re U.S."), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in November 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. We formed Arch Reinsurance Europe Underwriting Limited ("Arch Re Europe"), our Ireland-based reinsurance company, in 2008. In 2011, we formed Arch Mortgage Insurance Limited ("Arch Mortgage"), which is authorized to underwrite mortgage insurance from its base in Ireland, and launched treaty operations in Canada. See "Operations—Reinsurance Operations" for further details on our reinsurance operations.

        In January 2008, Arch Re Bermuda and Gulf Investment Corporation GSC ("GIC") entered into a joint venture agreement for the purpose of forming a reinsurance company in the Dubai International Financial Centre. GIC is owned equally by the six member states of the Gulf Cooperation Council ("GCC"), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. In May 2008, we provided $100 million of funding to Gulf Reinsurance Limited ("Gulf Re"), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with GIC. Gulf Re provides property and casualty reinsurance primarily in the member states of the GCC.

        The growth of our insurance and reinsurance platforms was supported through the net proceeds of: (1) an equity capital infusion of $763 million led by funds affiliated with Warburg Pincus LLC ("Warburg Pincus funds") and Hellman & Friedman LLC ("Hellman & Friedman funds") in late 2001; (2) a public offering of 7.5 million of our common shares with net proceeds of $179 million in April 2002; (3) the exercise of class A warrants by our principal shareholders and other investors in September 2002, which provided net proceeds of $74 million; (4) a March 2004 public offering of 4.7 million of our common shares with net proceeds of $179 million; (5) a May 2004 public offering of $300 million principal amount of our 7.35% senior notes due May 2034; (6) a February 2006 public offering of $200 million of our 8.00% series A non-cumulative preferred shares; and (7) a May 2006 public offering of $125 million of our 7.875% series B non-cumulative preferred shares. ACGL has the right to redeem all or a portion of each series of preferred shares at a liquidation preference price of $25.00 per share.

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2012. Since the inception of the share repurchase program in February 2007 through December 31, 2011, ACGL has repurchased approximately 104.8 million common shares for an aggregate purchase price of $2.56 billion. At December 31, 2011, the total remaining authorization under the share repurchase program was $942.0 million.

Operations

        We classify our businesses into two underwriting segments, insurance and reinsurance. For an analysis of our underwriting results by segment, see note 3, "Segment Information," of the notes accompanying our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

  Our Insurance Operations

        Our insurance operations are conducted in Bermuda, the United States, Europe, Canada, Australia and South Africa. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda. In the U.S., our insurance group's principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity Insurance Company ("Arch Indemnity"). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam with a branch office in Canada. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an admitted insurer in one state. Arch Indemnity, which is not currently writing business, is an admitted insurer in 49 states and the District of Columbia. The headquarters for our insurance group's U.S. support operations (excluding underwriting units) is in Jersey City, New Jersey. The insurance group has additional offices throughout the U.S., including four regional offices located in: Alpharetta, Georgia; Chicago, Illinois; New York, New York; and San Francisco, California. The insurance group operates in Canada as a branch of Arch Insurance, with its headquarters in Toronto, Ontario and other regional offices in Canada.

        Our insurance group's European operations are conducted on two platforms: Arch Insurance Company Europe and Arch Syndicate 2012 (the U.K. insurance operations are collectively referred to as "Arch Insurance Europe"). Arch Insurance Europe conducts its operations from London. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 27 states and the District of Columbia and also has branches in Denmark, Finland, Germany, Italy, Norway, Spain and Sweden. Arch Underwriting at Lloyd's Ltd ("AUAL") is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate 2012. Arch Syndicate 2012 has enhanced our underwriting platform by providing us with access to Lloyd's extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd's (Australia) Pty Ltd, based in Sydney, Australia, and Arch Underwriting at Lloyd's (South Africa) (Pty) Limited, based in Johannesburg, South Africa, are Lloyd's services companies which underwrite exclusively for Arch Syndicate 2012.

        As of February 15, 2012, our insurance group had approximately 1,125 employees.

        Strategy.    Our insurance group's strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. The insurance group focuses on talent-intensive rather than labor-intensive business and seeks to operate profitably (on both a gross and net basis) across all of its product lines. To achieve these objectives, our insurance group's operating principles are to:

  •
  Capitalize on Profitable Underwriting Opportunities.  Our insurance group believes that its experienced management and underwriting teams are positioned to locate and identify business with attractive risk/reward characteristics. As profitable underwriting opportunities are identified, our insurance group will continue to seek to make additions to its product portfolio in order to take advantage of market trends. This may include adding underwriting and other professionals with specific expertise in specialty lines of insurance.

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

  •
  Lenders products.  Our insurance group's lenders products unit provides collateral protection, debt cancellation and service contract reimbursement products to banks, credit unions, automotive dealerships and original equipment manufacturers. The unit also underwrites other specialty programs that pertain to automotive lending and leasing.

  •
  National Accounts.  Our insurance group's national accounts unit provides a wide range of products for middle and large accounts and specializes in loss sensitive primary casualty insurance programs, including large deductible, self-insured retention and retrospectively rated programs.

  •
  Professional Liability.  Our insurance group's professional liability unit insures large law firms and accounting firms and professional programs, as well as miscellaneous professional liability, including coverages for consultants, network security, securities broker-dealers, wholesalers, captive agents and managing general agents. The professional liability unit also provides coverage for environmental and design professionals, including coverages for architectural and engineering firms and construction products and pollution legal liability coverage for fixed sites.

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

  •
  Surety.  Our insurance group's surety unit provides contract and commercial surety coverages, including contract bonds (payment and performance bonds) primarily for medium and large contractors and commercial surety bonds for Fortune 1,000 companies and smaller transaction business programs. The surety unit also provides specialty contract bonds for homebuilders and developers.

  •
  Travel and Accident.  Our insurance group's travel and accident unit provides specialty travel and accident and related insurance products for individual and group travelers, as well as travel agents and suppliers.

  •
  Other.  Our insurance group also includes the following units: (i) excess workers' compensation, which provides excess workers' compensation and employer's liability insurance coverages for qualified self-insured groups, associations and trusts in a wide range of businesses; (ii) alternative market risks, including captive insurance programs; and (iii) accident and health, which provides accident, disability and medical plan insurance coverages for employer groups, medical plan members, students and other participant groups.

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

  •
  underwriting authority and appropriate approvals; and

  •
  collaborative decision making.

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our insurance group:

	Year Ended December 31,
	2011		2010		2009
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Property, energy, marine and aviation	$335,589	19.5	$321,529	19.4	$353,761	20.8
Programs	297,985	17.3	273,076	16.5	274,735	16.1
Professional liability	237,860	13.8	268,176	16.2	258,187	15.1
Executive assurance	231,405	13.4	219,458	13.2	220,088	12.9
Construction	120,405	7.0	112,827	6.8	131,792	7.7
Casualty	114,235	6.6	107,962	6.5	103,546	6.1
Lenders products	86,694	5.0	92,921	5.6	75,357	4.4
National accounts	80,973	4.7	67,925	4.1	79,088	4.6
Travel and accident	71,940	4.2	71,237	4.3	68,617	4.0
Surety	42,475	2.5	34,149	2.1	43,353	2.5
Healthcare	35,652	2.1	37,508	2.3	42,350	2.5
Other(1)	66,066	3.9	52,195	3.0	53,410	3.3

Total	$1,721,279	100.0	$1,658,963	100.0	$1,704,284	100.0

Net premiums written by client location
United States	$1,208,007	70.2	$1,183,238	71.3	$1,268,347	74.4
Europe	273,578	15.9	272,348	16.4	267,093	15.7
Other	239,694	13.9	203,377	12.3	168,844	9.9

Total	$1,721,279	100.0	$1,658,963	100.0	$1,704,284	100.0

Net premiums written by underwriting location
United States	$1,153,835	67.0	$1,133,173	68.3	$1,243,063	72.9
Europe	463,855	26.9	436,483	26.3	384,363	22.6
Other	103,589	6.1	89,307	5.4	76,858	4.5

Total	$1,721,279	100.0	$1,658,963	100.0	$1,704,284	100.0

(1)
Includes excess workers' compensation, employer's liability, alternative markets and accident and health business.

        Marketing.    Our insurance group's products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provide for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See "Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us." For information on major brokers, see note 14, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

        Risk Management and Reinsurance.    In the normal course of business, our insurance group may cede a portion of its premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its primary obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers' ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our principal insurance subsidiaries, with oversight by a group-wide reinsurance steering committee ("RSC"), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. The RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies' reports and also monitors reinsurance recoverables and collateral with unauthorized reinsurers. The financial analysis includes ongoing assessments of reinsurers, including a review of the financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy of each reinsurer. Our insurance group will continue to evaluate its reinsurance requirements. See note 4, "Reinsurance," of the notes accompanying our consolidated financial statements.

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

        Claims Management.    Our insurance group's claims management function is performed by claims professionals, as well as experienced external claims managers (third party administrators), where appropriate. In addition to investigating, evaluating and resolving claims, members of our insurance group's claims departments work with underwriting professionals as functional teams in order to develop products and services desired by the group's clients.

  Our Reinsurance Operations

        Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S. and Arch Re Europe. Arch Re Bermuda is a registered Class 4 insurer and long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and operates out of its office in Morristown, New Jersey. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. The property facultative reinsurance operations have offices throughout the U.S., Canada and in Europe. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with a branch office in Switzerland. In 2011, we formed Arch Mortgage, which was authorized as a non-life insurer in Ireland in December 2011, and launched treaty operations in Canada through the Canadian branch of Arch Insurance. Mortgage insurance and reinsurance is underwritten in Europe through Arch Mortgage. Arch Risk Partners Ltd. ("Arch Risk Partners"), a U.K.-based insurance intermediary authorized by the FSA in February 2012, will act on behalf of Arch Mortgage and Arch Re Bermuda in the arrangement of mortgage insurance and reinsurance.

        As of February 15, 2012, our reinsurance group had approximately 200 employees.

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

  •
  Maintain Flexibility and Respond to Changing Market Conditions.  Our reinsurance group's organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing platform in Bermuda, the U.S., Europe and Canada, broad underwriting expertise and substantial capital facilitates adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.

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

        Our reinsurance group focuses on the following areas:

  •
  Casualty.  Our reinsurance group reinsures third party liability and workers' compensation exposures from ceding company clients primarily on a treaty basis. The exposures that it reinsures include, among others, executive assurance, professional liability, workers' compensation, excess and umbrella liability and healthcare business. Our reinsurance group writes this business on a proportional and non-proportional basis. On proportional and non-proportional "working casualty business," which is treated separately from casualty clash business, our reinsurance group prefers to write treaties where there is a meaningful amount of actuarial data and where loss activity is more predictable.

  •
  Marine and Aviation.  Our reinsurance group writes marine business, which includes coverages for energy, hull, cargo, specie, liability and transit, and aviation business, which includes coverages for airline and general aviation risks. Business written may also include space business, which includes coverages for satellite assembly, launch and operation for commercial space programs.

  •
  Other Specialty.  Our reinsurance group writes other specialty lines, including surety, accident and health, U.K. motor, workers' compensation catastrophe, multi-peril crop, trade credit and political risk.

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

  •
  Other.  Our reinsurance group also writes casualty clash business and, in limited instances, writes non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance. In addition, our reinsurance group writes life reinsurance business on both a proportional and non-proportional basis. Besides death risk, the portfolio may include short and long-term disability risk from accident or natural causes. Our reinsurance group also provides direct mortgage insurance in Europe and reinsurance on both a proportional and non-proportional basis.

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

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our reinsurance group:

	Year Ended December 31,
	2011		2010		2009
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Property catastrophe	$246,793	25.9	$202,989	23.8	$237,445	22.4
Property excluding property catastrophe(1)	226,013	23.7	249,791	29.3	349,915	33.0
Other specialty	211,019	22.2	131,158	15.4	65,189	6.2
Casualty(2)	181,957	19.1	186,774	21.9	325,699	30.8
Marine and aviation	77,309	8.1	77,063	9.0	77,677	7.3
Other	8,956	26.9	4,302	24.4	2,903	22.7

Total	$952,047	100.0	$852,077	100.0	$1,058,828	100.0

Net premiums written by client location
United States	$512,319	53.8	$496,947	58.3	$668,985	63.2
Europe	250,809	26.3	195,006	22.9	213,211	20.1
Bermuda	60,246	6.3	75,517	8.9	127,212	12.0
Other	128,673	13.6	84,607	9.9	49,420	4.7

Total	$952,047	100.0	$852,077	100.0	$1,058,828	100.0

Net premiums written by underwriting location
Bermuda	$531,254	55.8	$461,890	54.2	$596,334	56.3
United States	323,731	34.0	307,639	36.1	396,947	37.5
Other	97,062	10.2	82,548	9.7	65,547	6.2

Total	$952,047	100.0	$852,077	100.0	$1,058,828	100.0

(1)
Includes facultative business.

(2)
Includes professional liability, executive assurance and healthcare business.

        Marketing.    Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 14, "Commitments and Contingencies—Concentrations of Credit Risk," of the notes accompanying our consolidated financial statements.

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

Employees

        As of February 15, 2012, ACGL and its subsidiaries employed approximately 1,380 full-time employees.

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

        Loss reserves represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is probable that the ultimate liability may exceed or be less than such estimates. Even actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. The timing and amounts of actual claim payments related to recorded reserves vary based on many factors including large individual losses and changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process in order to be in a position, if necessary, to make these payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses."

        The following table represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America ("GAAP") for 2001 through 2011. This table does not present accident or policy year development data and, instead, presents an analysis of the claim development of gross and net balance sheet reserves existing at each calendar year-end in subsequent calendar years. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for ending reserves at December 31, 2001 through December 31, 2010. With respect to the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

 Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

	Years Ended December 31,
(U.S. dollars in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$21	$381	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638
Cumulative net paid losses as of:
One year later	15	82	278	449	745	843	954	1,167	1,106	1,127
Two years later	19	141	437	811	1,332	1,486	1,817	2,114	1,943
Three years later	24	172	596	1,110	1,688	2,040	2,308	2,768
Four years later	26	204	706	1,300	1,993	2,375	2,755
Five years later	26	218	787	1,478	2,249	2,680
Six years later	25	233	853	1,629	2,447
Seven years later	25	243	930	1,740
Eight years later	25	257	967
Nine years later	28	261
Ten years later	28
Net re-estimated reserve as of:
One year later	25	340	1,444	2,756	3,986	4,726	5,173	5,749	6,067	6,110
Two years later	25	335	1,353	2,614	3,809	4,387	4,959	5,620	5,826
Three years later	27	335	1,259	2,487	3,541	4,164	4,849	5,466
Four years later	27	313	1,237	2,353	3,381	4,107	4,740
Five years later	28	316	1,187	2,305	3,359	4,026
Six years later	26	302	1,183	2,291	3,301
Seven years later	25	291	1,191	2,255
Eight years later	26	292	1,177
Nine years later	28	287
Ten years later	28
Cumulative net redundancy (deficiency)	$(7)	$94	$366	$620	$762	$885	$743	$472	$388	$285

Cumulative net redundancy (deficiency) as a percentage of net reserves	(34.3)	24.9	23.7	21.6	18.8	18.0	18.0	13.6	6.2	4.5
Gross reserve for losses and loss adjustment expenses	$111	$592	$1,912	$3,493	$5,453	$6,463	$7,092	$7,667	$7,873	$8,098	$8,456
Reinsurance recoverable	(90)	(211)	(369)	(618)	(1,390)	(1,552)	(1,609)	(1,729)	(1,659)	(1,703)	(1,818)

Net reserve for losses and loss adjustment expenses	$21	$381	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638

Gross re-estimated reserve	178	506	1,469	2,755	4,607	5,354	6,191	7,016	7,407	7,775
Re-estimated reinsurance recoverable	(150)	(219)	(292)	(500)	(1,306)	(1,328)	(1,451)	(1,550)	(1,581)	(1,665)

Net re-estimated reserve	28	287	1,177	2,255	3,301	4,026	4,740	5,466	5,826	6,110

Gross re-estimated redundancy (deficiency)	$(67)	$86	$443	$738	$846	$1,109	$901	$651	$466	$323

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2011	2010	2009
Reserve for losses and loss adjustment expenses at beginning of year	$8,098,454	$7,873,412	$7,666,957
Unpaid losses and loss adjustment expenses recoverable	1,703,201	1,659,500	1,729,135

Net reserve for losses and loss adjustment expenses at beginning of year	6,395,253	6,213,912	5,937,822
Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,012,569	1,664,411	1,843,875
Prior years	(285,016)	(146,696)	(189,201)

Total net incurred losses and loss adjustment expenses	1,727,553	1,517,715	1,654,674
Foreign exchange (gains) losses	(32,020)	(29,089)	60,506
Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(325,273)	(200,789)	(272,295)
Prior years	(1,127,350)	(1,106,496)	(1,166,795)

Total net paid losses and loss adjustment expenses	(1,452,623)	(1,307,285)	(1,439,090)
Net reserve for losses and loss adjustment expenses at end of year	6,638,163	6,395,253	6,213,912
Unpaid losses and loss adjustment expenses recoverable	1,818,047	1,703,201	1,659,500

Reserve for losses and loss adjustment expenses at end of year	$8,456,210	$8,098,454	$7,873,412

        Our initial reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2011. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience. For additional information regarding the key underlying movements in our losses and loss adjustment expenses by segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        Unpaid and paid losses and loss adjustment expenses recoverable were approximately $1.85 billion at December 31, 2011. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

Investments

        At December 31, 2011, consolidated cash and invested assets totaled approximately $12.32 billion, as summarized in the table below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets" and note 7, "Investment Information," of the notes accompanying our financial statements.

        The following table summarizes the fair value of our cash and invested assets at December 31, 2011 and 2010:

	December 31,
	2011	2010
Cash and short-term investments(1)	$1,255,918	$1,278,581

Fixed maturities and fixed maturities pledged under securities lending agreements, at fair value(1):
Corporate bonds	2,719,052	2,839,344
Mortgage backed securities	1,592,762	1,806,813
Municipal bonds	1,430,565	1,182,100
Commercial mortgage backed securities	1,046,326	1,167,299
U.S. government and government agencies	1,451,993	872,149
Non-U.S. government securities	762,321	732,666
Asset backed securities	576,757	558,032

Sub-total	9,579,776	9,158,403

TALF investments, at fair value(2)	387,702	402,449
Equity securities available for sale, at fair value	359,809	363,255
Other investments	369,832	275,538
Investment funds accounted for using the equity method	380,507	508,334

Total cash and investments	12,333,544	11,986,560
Securities transactions entered into but not settled at the balance sheet date	(17,339)	(144,047)

Total cash and invested assets	$12,316,205	$11,842,513

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded the investment of collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)
We participate in the Federal Reserve Bank of New York's ("FRBNY") Term Asset-Backed Securities Loan Facility ("TALF"). TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to us, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a 'haircut' that varies based on the type of collateral. We can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings. At December 31, 2011, we had $310.5 million of secured financing from the FRBNY that is reflected as "TALF borrowings, at fair value."

        Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. At December 31, 2011, approximately 95% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade, compared to 94% at December 31, 2010. Our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of "AA" from Standard & Poor's Rating Services ("S&P") and "Aa1" from Moody's Investors Service ("Moody's") at December 31, 2011, compared to "AA+" from S&P and "Aa1" from Moody's at December 31, 2010. Our investment portfolio had an average effective duration of approximately 2.99 years and 2.83 years at December 31, 2011 and 2010, respectively.

        The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments, at December 31, 2011 and 2010 are shown below:

	December 31,
	2011		2010
Rating(1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies(2)	$3,154,480	32.9	$2,712,187	29.6
AAA	3,229,161	33.7	3,819,570	41.7
AA	1,425,249	14.9	1,053,666	11.5
A	884,957	9.2	605,483	6.6
BBB	412,566	4.3	388,564	4.2
BB	140,029	1.5	133,673	1.5
B	165,003	1.7	242,479	2.6
Lower than B	114,672	1.2	109,596	1.2
Not rated	53,659	0.6	93,185	1.1

Total	$9,579,776	100.0	$9,158,403	100.0

(1)
For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody's are used, followed by ratings from Fitch Ratings.

(2)
Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

        For 2011, 2010 and 2009, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmark return against which we measured our portfolio during the year. The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Financial Measures—Total Return on Investments").

	Arch Portfolio(1)	Benchmark Return Index
Pre-tax total return (before investment expenses):
Year ended December 31, 2011	3.81%	4.80%
Year ended December 31, 2010	7.00%	6.38%
Year ended December 31, 2009	11.28%	9.71%

(1)
Our investment expenses were approximately 0.22% of average invested assets in 2011, compared to 0.19% in 2010 and 0.20% in 2009.

Ratings

        Our ability to underwrite business is dependent upon the quality of our claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. We believe that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company ("A.M. Best") maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation). Moody's maintains a letter scale rating from "Aaa" (Exceptional) to "NP" (Not Prime). S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). Fitch Ratings ("Fitch") maintains a letter scale rating system ranging from "AAA" (Exceptionally Strong) to "C" (Distressed).

        Our reinsurance subsidiaries, Arch Re U.S., Arch Re Bermuda, Arch Re Europe (S&P and Fitch only) and Arch Mortgage (S&P only), and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty and Arch Insurance Company Europe, each currently has a financial strength rating of "A+" (Excellent, the second highest out of fifteen rating levels) with a stable outlook from A.M. Best, "A1" (Good, the fifth highest out of 21 rating levels) with a stable outlook from Moody's, "A+" (Strong, the fifth highest out of 21 rating levels) with a stable outlook from S&P, and "A+" (Strong, the fifth highest out of 24 rating levels) with a stable outlook from Fitch. A.M. Best has assigned a financial strength rating of "NR-3" (Rating Procedure Inapplicable") to Arch Indemnity, which is not writing business currently. Lloyd's has financial strength ratings of "A" (Excellent) with a stable outlook from A.M. Best, "A+" (Strong) with a stable outlook from S&P and "A+" (Strong) with a stable outlook from Fitch.

        ACGL has received counterparty (issuer) credit ratings of "A-" (seventh highest out of 21 rating levels) with a stable outlook from S&P, "A3" (seventh highest out of 21 rating levels) with a stable outlook from Moody's and "A" long term issuer rating (sixth highest out of 23 rating levels) with a stable outlook from Fitch. A counterparty credit rating provides an opinion on an issuer's overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation.

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

        In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including: ACE Limited, Allied World Assurance Company, Ltd., Alterra Capital Holdings Limited, Argo Insurance Group, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chartis, Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Lloyd's, The Travelers Companies, Validus Holdings Ltd, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alterra Capital Holdings Limited, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc., Validus Holdings Ltd and XL Group plc. We do not believe that we have a significant market share in any of our markets.

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

Regulation

  Bermuda Insurance Regulation

        The Insurance Act 1978 of Bermuda and Related Regulations (the "Insurance Act").    As a holding company, ACGL is not subject to Bermuda insurance regulations; however, its wholly-owned subsidiary, Arch Re Bermuda, is subject to the Insurance Act. The Insurance Act provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "BMA"), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. We believe that we are in compliance with all applicable regulations under the Insurance Act.

        The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

        Classification of Insurers.    The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six general business classifications (Classes 1, 2, 3, 3A, 3B and 4), five long-term business classifications (Classes A, B, C, D and E) and one classification of special purpose insurer.

        As Arch Re Bermuda carries on both long-term and general business, it is required to be registered as both a long-term and as a general business insurer under the Insurance Act. Accordingly, Arch Re Bermuda is registered as a Class 4 general business insurer and as a Class C long-term insurer. Class 4 insurers are regarded as large commercial underwriters and are subject to the strictest regulation. Class C insurers are regarded as small commercial underwriters and are subject to less stringent regulation. Insurers carrying dual licenses are referred to as "composite" insurers.

        Minimum Paid-Up Share Capital.    Arch Re Bermuda is required to maintain fully paid-up share capital of $1.25 million.

        Principal Representative and Principal Office.    An insurer is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.

        Where there has been a significant loss which is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement (in respect of its general business, as described in more detail below), the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within 45 days of notifying the BMA regarding the loss.

        Furthermore, where a notification has been made to the BMA regarding a material change to an insurer's business or structure (including a merger or amalgamation), the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period if so requested by the BMA, together with a general business solvency certificate in respect of those statements.

        Approved Independent Auditor.    All insurers must appoint an independent auditor who annually audits and reports on the insurer's financial statements prepared under generally accepted accounting principles ("GAAP") or international financial reporting standards ("IFRS") and statutory financial statements and the statutory financial return of the insurer, all of which, in the case of Arch Re Bermuda, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.

        Approved Actuary.    As a Class C insurer, Arch Re Bermuda is required to submit an annual actuary's certificate when filing its statutory financial returns. The actuary, who is normally a qualified life actuary, must be approved by the BMA.

        Approved Loss Reserve Specialist.    As a Class 4 insurer, Arch Re Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

        Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return.    Arch Re Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to both its general business and its long-term business. The statutory financial statements are distinct from the annual GAAP basis financial statements referred to below. Arch Re Bermuda is also required to prepare and file with the BMA statutory financial returns with respect to its general business and long-term business. The statutory financial return for a Class 4 insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial return for a long-term insurer shall include a report of the approved independent auditor on the statutory financial statements of such insurer, the statutory financial statements related to the long-term business, a declaration of the statutory ratios, the long-term business solvency certificate and a certificate from the approved actuary. Arch Re Bermuda is also required to file audited GAAP basis annual financial statements, which must be available to the public. In addition, Arch Re Bermuda is required to file a capital and solvency return in respect of its general business which shall include the regulatory risk based capital model, a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

        Quarterly Financial Statements.    In addition to the annual filings detailed above, Arch Re Bermuda is required to prepare and file quarterly financial returns no later than the end of the month of each of May, August and November for the first, second and third quarters, respectively. The quarterly financial returns consist of (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-group transactions and risk concentrations, which would also include, among other things, details surrounding reinsurance and retrocession arrangements and the ten largest exposures to counterparties and any other counterparty exposures exceeding 10% of the insurer's statutory capital and surplus.

        Minimum Solvency Margins.    Arch Re Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. As a Class 4 insurer, Arch Re Bermuda is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (i) $100 million, (ii) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), and

(iii) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves. As a long-term insurer, Arch Re Bermuda is required, with respect to its long-term business, to maintain a minimum solvency margin equal to 50%, 75% and 100% of the greater of $500,000 or 1.5% of its assets for 2011, 2012 and 2013, respectively. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account.

        Enhanced Capital Requirement.    As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement ("ECR") which is established by reference to either the BSCR model ("BSCR") or an approved internal capital model. The BSCR is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer's business. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

        Eligible Capital.    To enable the BMA to better assess the quality of the insurer's capital resources, as a Class 4 insurer, Arch Re Bermuda is required to disclose the makeup of its capital in accordance with the recently introduced 3-tiered capital system. Under this system, all of the insurer's capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support a company's minimum solvency margin for its general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the company's ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA's consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum solvency margin pertaining to its general business and its ECR.

        Minimum Liquidity Ratio.    Arch Re Bermuda is required to maintain a minimum liquidity ratio for general business equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

        Restrictions on Dividends and Distributions.    Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its enhanced capital requirement or its general business or long-term solvency margins or its minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum solvency margins or minimum liquidity ratio on the last day of any financial year, Arch Re Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.

        Reduction of Capital.    Without the approval of the BMA, Arch Re Bermuda is prohibited from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins.

        Long-Term Business Fund.    An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business. All receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer's long-term business fund for any purpose other than a purpose related to the insurer's long-term business, unless such payment can be made out of any surplus certified by the insurer's approved actuary to be available for distribution otherwise than to policyholders. Arch Re Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds the extent (as so certified) of the liabilities of the insurer's long-term business. In addition, the amount such dividend shall not exceed the aggregate of that excess and any other funds properly available for payment of dividends, being funds arising out of business of the insurer other than its long-term business.

        Restrictions on Transfer of Business and Winding-Up.    As a long-term insurer, Arch Re Bermuda may only transfer long-term business, other than long-term business that is reinsurance business, with the sanction of the applicable Bermuda court. A long-term insurer may only be wound-up or liquidated by order of the applicable Bermuda court.

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

        If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer's liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain in, or transfer to the custody of, a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (vii) to limit its premium income, (viii) not to enter into specified transactions with any specified person or persons of a specified class, (ix) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (x) to obtain the opinion of a loss reserve specialist and submit it to the BMA and/or (xi) to remove a controller or officer.

        Group Supervision.    The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a "specified insurer" (that is to say, it is headed by either a Class 4, 3A, 3B or Class E insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a "specified insurer" where it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda company, where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer. Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the "designated insurer" and it shall give written notice to the designated insurer and other competent authorities of its intention to act as group supervisor.

        In 2011, the BMA notified Arch Re Bermuda that it intended to act as group supervisor and that it had designated Arch Re Bermuda as the "designated insurer" of our group of insurance and reinsurance companies. Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the designated insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The designated insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.

        As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

        In carrying out its functions, the BMA may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

        Group Solvency and Group Supervision.    The Insurance Group Supervision and Insurance Group Solvency Rules (together, "Group Rules"), will apply to Arch Re Bermuda so long as the BMA remains our group supervisor. The BMA has implemented and imposed many of the additional requirements described in this section as part of its efforts to gain equivalence under Solvency II. It is not expected that the European Commission will take a final decision on whether or not it will recognize the regime in Bermuda to be equivalent to that laid down in Solvency II until 2013. If the European Commission does not recognize the regime in Bermuda, this could mean that Arch Re Bermuda and its EU-regulated affiliates may be subject to group supervision in Bermuda and the EU, respectively. In addition, through the Group Rules, the BMA may take action which affects ACGL. A summary of the Group Rules is set forth below.

  •
  Group Financial Statements.   Every insurance group must prepare and submit, on an annual basis, audited financial statements prepared under GAAP or IFRS ("Group Financial Statements") and group statutory financial statements. The Group Financial Statements must be audited annually by the group's approved auditor who must prepare an auditor's report in accordance with generally accepted auditing standards. The designated insurer is required to file with the BMA annually the audited Group Financial Statements within five months from the end of the relevant financial year (unless specifically extended). The Group Financial Statements are available for public inspection.

  •
  Group Statutory Financial Return and Annual Capital and Solvency Return.  Every insurance group is required to prepare an annual group statutory financial return which must be submitted to the BMA by the designated insurer within five months after its financial year end (unless specifically extended). The Group Rules prescribe the rules pertaining to the preparation and substance of the group statutory financial statements (which include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto). The designated insurer of the group is required to file with the BMA the group statutory financial statements with the BMA within five months from the end of the relevant financial year (unless specifically extended). The statutory financial return shall include, among other matters, a report of the approved group auditor, an insurance group business solvency certificate, the opinion of a group actuary, an insurance group capital and solvency certificate, particulars of ceded reinsurance comprising the top ten unaffiliated reinsurers for which the group has the highest recoverable balances, a list of non-insurance financial regulated entities owned by the group and summary details of all adjustments applied to the group financial statements in the form of a reconciliation of amounts reported as total assets, total liabilities, net income and total statutory capital and surplus.

    Every insurance group must also prepare and submit a group capital and solvency return (the "Group Capital and Solvency Return") which comprises the group BSCR model or an approved group internal capital model, along with the returns prescribed in the applicable schedules to the Group Rules. The Group Capital and Solvency Return is submitted by the designated insurer on behalf of the group and must include a declaration signed by one director, chief executive and chief risk officer of the parent company of the group declaring that the return fairly represents the financial condition of the insurance group in all material respects.

    The Group Rules also require that insurance groups prepare and file quarterly financial returns no later than the end of the month of each of May, August and November for the first, second and third quarters, respectively. The quarterly financial returns consist of (i) quarterly unaudited group financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-group transactions and risk concentrations, which would also include, among other things, details surrounding reinsurance and retrocession arrangements and the proportion of the group's exposure covered by internal reinsurance and other risk transfer arrangements.

  •
  Fit and Proper Controllers.   The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act.

    The definition of shareholder controller is set out in the Insurance Act but generally refers to (i) a shareholder who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company, or (ii) a shareholder who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company, or (iii) a shareholder who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting. A shareholder controller that owns 10% or more but less than 20% of the shares as described above is defined as a 10% shareholder controller; a shareholder controller that owns 20% or more but less than 33% of the shares as described above is defined as a 20% shareholder controller; a shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller; and a shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.

    Where the shares of the shareholder of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such shareholder becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that shareholder shall, within 45 days, notify the BMA in writing that such shareholder has become such a controller. Any person or entity who contravenes the Insurance Act by failing to give notice or knowingly becoming a shareholder controller before the required 45 days has elapsed is guilty of an offense and liable to a fine.

    The BMA may file a notice of objection to any shareholder who has become a controller of any description where it appears that such shareholder is, or is no longer, a fit and proper shareholder to be a controller of the registered insurer. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense.

  •
  Notification by Registered Person and Designated Insurers of Change of Controllers and Officers.  All Class 4 insurers, and designated insurers in respect of the parent company of an insurance group, are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer, or of the parent company of the insurance group as the case may be, within 45 days of becoming aware of such fact. An officer in relation to a registered insurer or the parent company of the insurance group means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

  •
  Notification of Material Changes.  All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in non-insurance business and activities related thereto where such business is not ancillary to its insurance business; and (iv) engaging in unrelated business that is retail business. Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to any material change.

    No registered insurer shall take any steps to give effect to a material change, and no designated insurer shall, subject to the immediately following paragraph, permit any member of its group to take steps to give effect to a material change, unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.

    A designated insurer shall not be required to serve notice of a material change if the member of the group in question is regulated by a competent authority in an equivalent jurisdiction and has within 90 days of the event filed written notice of the material change with the BMA.

    Any insurer who fails to give the required notice or which effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection from the BMA shall be guilty of an offense. A designated insurer that is guilty of an offense shall neither be liable to criminal proceedings nor any penalties but may be subject to directions issued by the BMA.

  •
  Insurance Code of Conduct.   Arch Re Bermuda is subject to the Insurance Code of Conduct (the "Code"), which establishes duties and standards which must be complied with by all insurers registered under the Insurance Act, including the procedures and sound principles to be observed by such insurers. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention and will be a factor in calculating the operational risk charge applicable in accordance with that insurer's risk based capital model.

  •
  Cancellation of Insurer's Registration.  An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

  Certain Other Bermuda Law Considerations

        ACGL and Arch Re Bermuda are incorporated in Bermuda as "exempted companies." As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

        ACGL and Arch Re Bermuda also need to comply with the provisions of The Bermuda Companies Act 1981, as amended (the "Companies Act") regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company's assets would thereby be less than its liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 20, "Statutory Information," of the notes accompanying our financial statements.

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

        A number of brokers and insurers entered into settlements with state officials arising out of the investigation by the New York Attorney General and others into contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," alleged "steering," and other practices in the insurance industry. We cannot predict the effect these settlements, the pending civil litigation that arose out of the investigations or any current or future government investigations or prosecutions and/or resulting changes in insurance practices (including future legislation and/or regulations that may become applicable to our business) will have on the insurance industry, the regulatory framework or our business. See "Risk Factors—Risks Relating to Our Industry—Our reliance on brokers subjects us to their credit risk." Although certain brokers have announced new fee structures in response to the industry investigations and, as part of these new initiatives, have requested that our insurance subsidiaries enter into standardized payment arrangements, we have determined to negotiate payment arrangements with our brokers on a case by case basis. However, this has not affected certain agreements between our insurance subsidiaries and managing general agents providing for the payment to such agents of additional commissions based upon the profitability of the business produced by those agents.

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

        Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which became effective on July 21, 2011, provide that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer; other states will no longer be able to require additional collateral from unauthorized reinsurers or otherwise impose their own credit for reinsurance laws on primary insurers that are only licensed in such other states.

        A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. In general, credit for reinsurance is allowed in the following circumstances:

  •
  if the reinsurer is licensed in the state in which the primary insurer is domiciled;

  •
  if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled;

  •
  in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or

  •
  if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

        As a result of the requirements relating to the provision of credit for reinsurance, Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are domiciled.

        Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia. Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam with a branch office in Canada. Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 47 states and the District of Columbia. Arch Indemnity is licensed as an insurer in 49 states and the District of Columbia. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 27 states and the District of Columbia. Neither Arch Re Bermuda nor Arch Re Europe expects to become licensed, accredited or so approved in any U.S. jurisdiction.

        In November 2011, the National Association of Insurance Commissioners ("NAIC") adopted amendments to its Credit for Reinsurance Model Law and Regulation (the "NAIC Credit for Reinsurance Model Act"). In states that have enacted legislation adopting the amendments to the NAIC Credit for Reinsurance Model Act, full credit is to be allowed to U.S. ceding insurers for reinsurance ceded to qualified non-U.S. reinsurers based upon less than 100% collateralization. Under the amended NAIC Credit for Reinsurance Model Act, collateral requirements may be reduced for international reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in countries that are found to have strong systems of domestic insurance regulation. Such reinsurers would be eligible to apply for "certified reinsurer" status in the states that have adopted the amendments to the NAIC Credit for Reinsurance Model Act and approved reinsurers would be permitted to post collateral at reduced levels. The new collateral levels apply on a prospective basis only. These new standards can only come into effect on a state-by-state basis. A state legislature must enact the amendments to the NAIC Credit for Reinsurance Model Act before the standards can become operative in that state. Prior to the adoption of the amendments to the NAIC Credit for Reinsurance Model Act, four states (Florida, Indiana, New York and New Jersey) enacted legislative amendments authorizing full financial statement credit for reinsurance ceded to unauthorized reinsurers that meet criteria similar to those included in the NAIC Credit for Reinsurance Model Act. Arch Re Bermuda is approved in Florida and New York to post reduced collateral.

        Holding Company Acts.    All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed a notification with specified information with the insurance company's domiciliary commissioner and has obtained the commissioner's prior approval. Under most states' statutes, including Missouri and Nebraska, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of ACGL without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner. In 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of "enterprise risk" within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, only three states (Rhode Island, Texas and West Virginia) have enacted legislation adopting the amended Insurance Holding Company System Regulatory Act. It is not clear if and when other states will adopt these changes; however, the NAIC is seeking to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

        Enterprise Risk.    The NAIC has increased its focus on risks within an insurer's holding company system that may pose enterprise risk to the insurer. "Enterprise risk" is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, the NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. The NAIC is also continuing to work towards establishing a legal requirement for insurers to conduct an Own Risk and Solvency Assessment (ORSA) in accordance with its recently adopted ORSA Guidance Manual.

        Regulation of Dividends and Other Payments from Insurance Subsidiaries.    The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are "extraordinary" and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 20, "Statutory Information," of the notes accompanying our financial statements.

        Insurance Regulatory Information System Ratios.    The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as "IRIS ratios") and specifies "usual values" for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For 2011, certain of our U.S.-based subsidiaries generated IRIS ratios that were outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review but there is no assurance that we may not be notified in the future.

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

        Federal Regulation.    Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S.-based subsidiaries' capital and operations, and such laws or regulations could materially adversely affect their business. In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control ("OFAC"). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.

        Terrorism Risk Insurance Program Reauthorization Act of 2007.    The Terrorism Risk Insurance Act of 2002 was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") through December 31, 2014. TRIPRA provides a federal backstop for insurance-related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The deductible for each year is based on the insurer's direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by 20%. The specified percentages for prior periods were 15% for 2005, 17.5% for 2006, 20% for 2007, 20% for 2008 through 2011.

        Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our insurance group's deductible for 2011 was approximately $232 million (i.e., 20.0% of earned premiums). Based on 2011 direct commercial earned premiums, our insurance group's deductible for 2012 will be approximately $220 million (i.e., 20.0% of such earned premiums). TRIPRA extends through 2014.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act.    The Dodd-Frank Act creates the Federal Insurance Office ("FIO") within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but will monitor the insurance industry for systemic risk, administer the TRIPRA, consult with the states regarding insurance matters and develop federal policy on aspects of international insurance matters. The FIO has sought comment from the insurance industry in connection with the preparation of a report on modernization of the insurance regulatory system. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance.

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

  United Kingdom Insurance Regulation

        General.    The Financial Services Authority (the "FSA") regulates insurance and reinsurance companies and firms carrying on insurance mediation activities operating in the U.K. under the Financial Services and Markets Act 2000 (the "FSMA"). In May 2004, Arch Insurance Company Europe was licensed and authorized by the FSA. It holds the relevant permissions for the classes of insurance business which it underwrites in the U.K. In 2009, AUAL was licensed and authorized by the FSA and the Lloyd's Franchise Board. AUAL holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by the Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. Arch Risk Partners was licensed and authorized by the FSA in February 2012 to conduct insurance mediation activities. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the "U.K. Companies Acts").

        The primary statutory goals of the FSA are to maintain and promote confidence in the U.K. financial system, secure the appropriate degree of protection for consumers and reduce financial crime. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies and firms carrying on insurance mediation which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime is based on principles from which all of its rules and guidance derive. Among these principles, the FSA increasingly emphasizes a "culture of compliance" in those firms it regulates. The FSA carries out regular Advanced Risk Responsive Operating Framework ("ARROW") assessments of regulated firms to ensure that compliance with its rules and guidance. The FSA conducted risk assessments of Arch Insurance Company Europe in 2006 and 2008 and of Arch Insurance Company Europe and AUAL in 2011. The assessments provided the FSA's views on Arch Insurance Company Europe's and AUAL's risk profile and regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company's management, operations, capital requirements, claims management or business plan. The FSA has announced that greater focus will be placed on senior management arrangements, systems and controls, the fair treatment of clients and making further progress towards the development of enhanced risk-based minimum capital requirements for non life insurance companies, working together with the regulatory bodies of the Member States of the European Union ("EU"). The U.K. government announced in 2010 that the FSA will be replaced by two new agencies, the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"). The PRA will be responsible for prudential regulation of banks and insurers, while the FCA will be responsible for the conduct of business regulation in the wholesale and retail markets. The legislation covering this change is anticipated during the course of 2012. Arch Insurance Company Europe and AUAL, will be subject to regulation by both the PRA and FCA. Arch Risk Partners will be subject to regulation by the FCA only.

        Lloyd's Supervision.    The operations of AUAL and related Arch Syndicate 2012 and its corporate member, Arch Syndicate Investments Ltd ("ASIL"), are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd's, and requirements made under those byelaws. The Council of Lloyd's, established in 1982 by Lloyd's Act 1982, has overall responsibility and control of Lloyd's. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd's market, including specifying conditions in relation to underwriting and claims operations of Lloyd's participants. Lloyd's is also subject to the provisions of the FSMA and is itself authorized and regulated as an insurer by the FSA (and will be subject to regulation by the PRA and FCA). Those entities acting within the Lloyd's market are required to comply with the requirements of the FSMA and provisions of the FSA's rules, although the FSA has delegated certain of its powers, including some of those relating to prudential requirements, to Lloyd's. ASIL, as a member of Lloyd's, is required to contribute 0.5% of Arch Syndicate 2012's premium income limit for each year of account to the Lloyd's central fund. The Lloyd's central fund is available if members of Lloyd's assets are not sufficient to meet claims for which the member is liable. As a member of Lloyd's, ASIL may also be required to contribute to the central fund by way of a supplement to a callable layer of up to 3% of Arch Syndicate 2012's premium income limit for the relevant year of account. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd's licenses. Such activities must be in compliance with the Lloyd's requirements.

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

        Reporting Requirements.    Like all U.K. companies, Arch Insurance Europe and Arch Risk Partners must file and submit their annual audited financial statements in accordance with IFRS and related reports to the Registrar of Companies under the U.K. Companies Acts together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA and, in the case of AUAL and ASIL, Lloyd's.

        Financial Services Compensation Scheme.    The Financial Services Compensation Scheme ("FSCS") is a scheme established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. FSCS is funded by levies it has the power to impose on all insurers. Arch Insurance Europe and/or Arch Risk Partners could be required to pay levies to FSCS.

        Restrictions on Acquisition of Control.    Under FSMA, the prior consent of the FSA is required before any person can become a controller or increase its control over any regulated company, including Arch Insurance Company Europe, AUAL and Arch Risk Partners, or over the parent undertaking of any regulated company. Therefore, the FSA's prior consent is required before any person can become a controller of ACGL. A controller is defined as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in a company regulated by the FSA or its parent undertaking.

        Restrictions on Payment of Dividends.    Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend Arch Insurance Company Europe, AUAL, ASIL or Arch Risk Partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 20, "Statutory Information," of the notes accompanying our financial statements.

        European Union Considerations.    Through their respective authorizations in the U.K., a Member State of the EU, Arch Insurance Company Europe's, AUAL's and Arch Risk Partners' authorizations are recognized throughout the European Economic Area ("EEA"), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe, AUAL and Arch Risk Partners to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives adopted by the European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch Insurance Company Europe currently has branches in Denmark, Finland, Germany, Italy, Norway, Spain and Sweden and may establish branches in other Member States of the EU in the future. Further, through its authorizations in an EU Member State, Arch Risk Partners, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA.

        On November 25, 2009, the EU adopted a new directive directed at insurance and reinsurance companies known as Solvency II. Solvency II is a new regulatory regime which will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I—quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II—qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III—market discipline, which is accomplished through reporting of the insurer's financial condition to regulators and the public. Secondary legislation under Solvency II is currently being discussed by the European Parliament and Council and by the European Commission, and the directive will then have to be implemented in the U.K. by the U.K. Government and the FSA (and in all other EU jurisdictions by their respective governments and insurance supervisors). Although the Solvency II directive provides for it to apply from November 1, 2012, it is currently anticipated this will be deferred to January 1, 2014 with potential transitional provisions. Arch Insurance Company Europe, AUAL and Syndicate 2012 will be required to comply with Solvency II requirements.

  Canada Insurance Regulation

        The Canadian branch office of Arch Insurance is subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions ("OSFI") is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. In addition, the Canadian branch is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. The Canadian branch is licensed to carry on insurance business by OSFI and in each province and territory.

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

  Ireland Insurance and Reinsurance Regulation

        General.    The Central Bank of Ireland ("CBOI") regulates insurance and reinsurance companies authorized in Ireland. We have two Irish operating subsidiaries: Arch Re Europe and Arch Mortgage. Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch Mortgage was licensed and authorized by the CBOI as a non-life insurer in December 2011.

        Both Arch Re Europe and Arch Mortgage are subject to the regulation and supervision of the CBOI. Arch Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006, rules made there under and, insofar as relevant to reinsurance, the Irish Insurance Acts 1909 to 2009, regulations promulgated there under, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2011 as amended, regulations promulgated there under and directions, guidelines and codes of conduct issued by the CBOI. Irish authorized reinsurers, such as Arch Re Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2009. Arch Mortgage must comply with the Irish Insurance Acts 1909 to 2009, regulations promulgated there under, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2011, as amended, regulations promulgated there under and directions and guidelines and codes of conduct issued by the CBOI.

        Financial Resources.    Both Arch Re Europe and Arch Mortgage are required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish insurance acts and regulations mentioned above. Arch Re Europe must maintain assets constituting statutory reserves which must comply with principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. The statutory reserves of both Arch Re Europe and Arch Mortgage must be actuarially certified annually.

        Reporting Requirements.    Like most Irish companies, Arch Re Europe and Arch Mortgage must file and submit their annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2009 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI.

        Restrictions on Payment of Dividends.    Under Irish company law, Arch Re Europe and Arch Mortgage are permitted to make distributions only out of profits available for distribution. A company's profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 20, "Statutory Information," of the notes accompanying our financial statements.

        European Union Considerations.    As a reinsurance company authorized in Ireland, a Member State of the EU, Arch Re Europe's authorization is recognized throughout the EEA, subject only to any notification requirements imposed by other EU Member States. This authorization enables Arch Re Europe to provide reinsurance services, or to establish a branch, in any other Member State of the EEA. Although, in doing so, it may be subject to the laws of such Member States with respect to the conduct of its business in such Member State, company law registrations and other matters, it will remain subject to financial and operational supervision by the CBOI only. Arch Re Europe has a branch in Denmark, Arch Re Accident & Health ApS ("Arch Re Denmark"), which is an underwriting agency underwriting accident and health business for Arch Re Europe. Arch Re Europe also has a branch outside the EEA, Arch Reinsurance Europe Underwriting Limited, Dublin (Ireland), Zurich Branch ("Arch Re Europe Swiss Branch").

        As an insurance company authorized in Ireland, a Member State of the EU, Arch Mortgage's authorization is recognized throughout the EEA, subject to certain notifications requirements imposed under the European Directives and there being no objection from the CBOI and the Member States concerned, and it may establish branches and provide insurance services in all EEA Member States.

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

  European Union Insurance and Reinsurance Regulation

        The single system established in the EU for regulation and supervision of the general insurance sector and its single passport regime had until 2007 applied only to direct insurance, and there was no common regulation of reinsurance in the EU. However, direct insurers established in a Member State of the EEA who were also authorized by their domestic regulatory authorities to transact reinsurance have had freedom to establish branches in and provide insurance services to all EEA states and that freedom has in practice been extended to their reinsurance activities. In December 2005, the EU published the Reinsurance Directive (the "Directive") as a first step in harmonization of reinsurance regulation in the single market. Member States of the EU and the EEA were required to implement the Directive by December 2007. Several Member States were late in the implementation of the Directive and, in a few cases, further legislation is still necessary. Pure reinsurers established in a Member State of the EU now have freedom to establish branches in and provide services to all EEA states under a regime comparable to that enjoyed by direct insurers, and they will be subject to similar rules in relation to licensing and financial supervision.

        Arch Insurance Company Europe and AUAL, being established in the U.K. and authorized by the FSA, are able, subject to regulatory notifications and there being no objection from the FSA and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States. Arch Re Europe, being established in Ireland and authorized by the CBOI to write reinsurance, is able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services in those EEA states which have implemented the Directive. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in particular Member States, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda based reinsurers with market access on the basis of the equivalent nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States, and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA.

        Article 172 of the Directive will, when it comes into force, provide that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. The European Commission is considering whether the solvency regime in Bermuda is equivalent to that laid down in Solvency II. In October 2011, the European Insurance and Occupational Pensions Authority ("EIOPA"), which is established under European Law as an independent advisory body to the European Parliament, the European Council and the European Commission and specifically to assist in preparing equivalence decisions, advised that Bermuda meets the criteria set out in EIOPA's methodology for equivalence assessments under Solvency II subject to certain caveats set out in EIOPA's report.

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

Taxation of ACGL

  Bermuda

        Under current Bermuda law, ACGL is not subject to tax on income or profits, withholding, capital gains or capital transfers. ACGL has obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to ACGL or to any of our operations or our shares, debentures or other obligations until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance will be subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we are not so currently affected) or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us or our insurance subsidiary. We pay annual Bermuda government fees, and our Bermuda insurance and reinsurance subsidiary pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.

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

  United Kingdom

        Our U.K. subsidiaries are companies incorporated in the U.K. and are therefore resident in the U.K. for corporation tax purposes and will be subject to U.K. corporate tax on their respective worldwide profits. The current rate of U.K. corporation tax is 26% on profits, but with progressive decreases to take effect on April 1, 2012 through 2014 from 25% to 23%.

  Canada

        In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. The branch operation is taxed on net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 10% and 16%. Canadian income taxes are also creditable to our U.S. operations.

  Ireland

        Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch Mortgage was licensed and authorized by the CBOI as a non-life insurer in 2011. Each of Arch Re Europe and Arch Mortgage is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of Arch Re Europe Swiss Branch. Any Swiss tax payable will be creditable against Arch Re Europe's Irish corporate tax liability on the results of Arch Re Europe Swiss Branch. The current rate of Irish corporation tax applicable to such profits is 12.5%.

  Switzerland

        Arch Re Bermuda Swiss Branch was established as a branch office of Arch Re Bermuda, but was de-registered from the commercial register of the Canton of Zurich in the first quarter of 2009. Its operations were transferred to Arch Re Europe Swiss Branch in the fourth quarter of 2008. Arch Re Bermuda Swiss Branch was, and Arch Re Europe Swiss Branch is, subject to Swiss corporation tax on the profit which is allocated to the branch. The effective tax rate is approximately 21.17% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax rate of the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Europe Swiss Branch is approximately 0.172%.

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

        Distributions with respect to the common shares and the preferred shares will not be eligible for the dividends received deduction allowed to U.S. corporations under the Code. To the extent distributions on our common shares and preferred shares exceed our earnings and profits, they will be treated first as a return of the U.S. Holder's basis in our common shares and our preferred shares to the extent thereof, and then as gain from the sale of a capital asset.

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

Taxation of Our U.S. Shareholders

  Controlled Foreign Corporation Rules

        Under our bye-laws, the 9.9% voting restriction applicable to the Controlled Shares of a U.S. Person (as defined in our bye-laws) generally does not apply to certain of our investors. Depending upon the ownership of these investors and as a result of certain attribution rules, we and our foreign subsidiaries could be controlled foreign corporations ("CFCs"). That status as a CFC would not cause us or any of our subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. Holder that is considered to own less than 10% of the total combined voting power of our shares or those of our foreign subsidiaries. Only U.S. Holders that are considered to own 10% or more of the total combined voting power of our shares or those of our foreign subsidiaries (taking into account shares actually owned by such U.S. Holder as well as shares attributed to such U.S. Holder under the Code or the regulations there under) (a "10% U.S. Voting Shareholder") would be affected by our status as a CFC. The preferred shares generally should not be considered voting stock for purposes of determining whether a United States Person would be a "10% U.S. Voting Shareholder." The shares may, however, become entitled to vote (as a class along with any other class of preferred shares of ACGL then outstanding) for the election of two additional members of the board of directors of ACGL if ACGL does not declare and pay dividends for the equivalent of six or more dividend periods. In such case, the preferred shares should be treated as voting stock for as long as such voting rights continue. Our bye-laws are intended to prevent any U.S. Holder from being considered a 10% U.S. Voting Shareholder by limiting the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote. However, because under our bye-laws certain funds associated with Warburg Pincus and Hellman & Friedman generally are entitled to vote their directly owned common shares in full, a U.S. Holder that is attributed (under the Code or the regulations there under) common shares owned by such funds may be considered a 10% U.S. Voting Shareholder. If we are a CFC, a U.S. Holder that is considered a 10% U.S. Voting Shareholder would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of ACGL and our subsidiaries attributable to "subpart F income" (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of our shares to the extent of the current and accumulated earnings and profits attributable to such shares.

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

        The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Allied World Assurance Company, Ltd., Alterra Capital Holdings Limited, Argo Insurance Group, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chartis Inc., Chubb Corporation, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Lloyd's, The Travelers Companies, Validus Holdings Ltd, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alterra Capital Holdings

Limited, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings, Inc., Validus Holdings Ltd and XL Group plc. We do not believe that we have a significant market share in any of our markets.

        Financial institutions and other capital markets participants also offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate.

        Our competitive position is based on many factors, including our perceived overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, client and broker relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), appropriate and timely claim payments, reputation, experience and qualifications of employees and local presence. We may not be successful in competing with others on any of these bases, and the intensity of competition in our industry may erode profitability and result in less favorable policy terms and conditions for insurance and reinsurance companies generally, including us.

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

Claims for catastrophic events could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations. As a result, the value of our securities, including our common shares and preferred shares, may fluctuate widely.

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

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIPRA for up to 85% of its losses for 2011 and future years, in each case subject to a mandatory deductible of 20% of our prior year's direct earned premium for covered property and liability coverages for 2011 through 2014. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

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

        The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. Governmental authorities in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state regulators, regularly reexamines existing laws and regulations. There are also a variety of proposals being considered by various state legislatures. Solvency II, the EU regulatory regime which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. Solvency II was originally slated to have become effective by October 31, 2012. A European Commission official has stated publicly that there seems to be an agreement that EU Member States now must implement all the rules to introduce Solvency II by December 31, 2012 and that companies will have until January 1, 2014 to comply with the new regime in full, but companies must demonstrate to the supervisors that they are ready to operate in accordance with Solvency II from January 1, 2014. In addition, a so-called Omnibus II Directive is expected (among other things) to introduce a series of transitional provisions in specific areas that may extend beyond January 1, 2014. The detail of the Solvency II project will be set out in "delegated acts" and binding technical standards which will be issued by the European Commission and will be legally binding. No official drafts for any of these measures have been released. Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort. Regulators in Bermuda and other jurisdictions in which we operate are also considering various proposals for financial and regulatory reform. The BMA has implemented and imposed additional requirements on the companies it regulates, such as Arch Re Bermuda, as part of its efforts to achieve equivalence under Solvency II. While the BMA regulates Arch Re Bermuda as a long-term and general business insurer under the Insurance Act in Bermuda, the impact of the Group Rules may have an adverse effect on ACGL and our operations. The future impact of such initiatives, if any, on our results of operations or our financial condition cannot be determined at this time. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition, including the capital we are required to hold. It is not expected that the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II until 2013. If the European Commission does not recognize the regime in Bermuda to be equivalent, this could have an adverse effect on our operations.

Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.

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

        As of December 31, 2011, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $6.64 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2011.

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

The risk associated with underwriting treaty reinsurance business could adversely affect us.

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

We cannot predict the effect that certain investigations and litigation currently being conducted by state insurance regulatory authorities and others will have on the industry or our business.

        A number of brokers and insurers entered into settlements with state officials arising out of the investigation by the New York Attorney General and others into contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," alleged "steering," and other practices in the insurance industry. We cannot predict the effect of these settlements, the pending civil litigation that arose out of the investigations or any current or future government investigations or prosecutions and/or resulting changes in insurance practices (including future legislation and/or regulations that may become applicable to our business) will have on the insurance industry, the regulatory framework or our business. The effects of emerging claims and coverage issues and certain proposed legislation are uncertain.

        The effects of emerging claims and coverage issues are uncertain. The insurance industry is also affected by political, judicial and legal developments which have in the past resulted in new or expanded theories of liability. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

        Developments in accounting practices, for example a convergence of U.S. GAAP with IFRS, may require considerable additional expense to comply with, particularly if we are required to prepare information relating to prior periods for comparable purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted, but may affect the results of our operations, including among other things, the calculation of net income.

Risks Relating to Our Company

Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls and our ERM program.

        We continue to enhance our operating procedures and internal controls (including information technology initiatives and controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

        The NAIC has increased its focus on risks within an insurer's holding company system that may pose enterprise risk to the insurer. The NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. The NAIC is also continuing to work towards establishing a legal requirement for insurers to conduct an Own Risk and Solvency Assessment ("ORSA") in accordance with its recently adopted ORSA Guidance Manual. We operate within an ERM framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework. There can be no assurance that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments.

A downgrade in our ratings or our inability to obtain a rating for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.

        Our operating insurance and reinsurance subsidiaries are rated by ratings agencies. Brokers negotiate contracts of insurance between insured and insurer on behalf of the insured and intermediaries negotiate contracts of reinsurance between a primary insurer and reinsurer, on behalf of the primary insurer. Third-party rating agencies, such as A.M. Best, assess and rate the financial strength of insurers and reinsurers based upon criteria established by the rating agencies, which criteria are subject to change. Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. Insureds, insurers, ceding insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often an important factor in the decision by an insured, ceding insurer, broker or intermediary of whether to place business with a particular insurance or reinsurance provider. Our financial strength ratings are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings assigned to us by them. Such ratings may be revised downward or revoked at the sole discretion of such ratings agencies in response to a variety of factors, including a minimum capital adequacy ratio, management, earnings, capitalization and risk profile. We can offer no assurances that our ratings will remain at their current levels. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect our relationships with agents, brokers, wholesalers, intermediaries, clients and other distributors of our existing products and services, as well as new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and have a material adverse impact on our financial condition and results of operations. In addition, a downgrade in ratings of certain of our operating subsidiaries would in certain cases constitute an event of default under our credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities" for a discussion of our credit facilities.

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

        Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. The pool of talent from which we actively recruit is limited. Although, to date, we have not experienced difficulties in attracting and retaining key personnel, the inability to attract and retain qualified personnel could have a material adverse effect on our financial condition and results of operations. In addition, our underwriting staff is critical to our success in the production of business. While we do not consider any of our key executive officers or underwriters to be irreplaceable, the loss of the services of our key executive officers or underwriters or the inability to hire and retain other highly qualified personnel in the future could delay or prevent us from fully implementing our business strategy which could affect our financial performance.

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2011.

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2011. Instead, our current loss reserves are primarily based on estimates of exposures on reported claims and estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves. Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The price of our common shares may be volatile.

        There has been significant volatility in the market for equity securities. During 2011 and 2010, the price of our common shares fluctuated from a low of $28.54 to a high of $37.99 and from a low of $21.90 to a high of $30.68, respectively. On February 21, 2012, our common shares closed at a price of $37.66. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

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

        Stock markets in the U.S. continue to experience volatile price and volume fluctuations. Such fluctuations, as well as general political conditions, the current poor economic conditions or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

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

        We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2011, approximately 19.4% and 14.2% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2011. Some of our competitors have had longer term relationships with the brokers we use than we have, and the brokers may promote products offered by companies that may offer a larger variety of products than we do. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.

        For certain business conducted by our insurance group, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. We rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor such business on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, our insureds or other third parties may commit fraud or otherwise breach their obligations to us. To the extent that our agents, our insureds or other third parties exceed their underwriting authorities, commit fraud or otherwise breach obligations owed to us in the future, our financial condition and results of operations could be materially adversely affected.

We are exposed to credit risk in certain of our business operations.

        In addition to exposure to credit risk related to our investment portfolio, reinsurance recoverables and reliance on brokers (each discussed elsewhere in this section), we are exposed to credit risk in other areas of our business related to policyholders. We are exposed to credit risk in our insurance group's surety unit where we guarantee to a third party that our policyholder will satisfy certain performance or financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder. We are exposed to credit risk in our insurance group's construction and national accounts units where we write large deductible insurance policies. Under these policies, we are typically obligated to pay the claimant the full amount of the claim (shown as "contractholder payables" on our consolidated balance sheets). We are subsequently reimbursed by the policyholder for the deductible amount (shown as "contractholder receivables" on our consolidated balance sheets), which can be a set amount per claim and/or an aggregate amount for all covered claims. As such, we are exposed to credit risk from the policyholder. Additionally, we write retrospectively rated policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). In this instance, we are exposed to credit risk to the extent the adjusted premium is greater than the original premium. While we generally seek to mitigate this risk through collateral agreements that require the posting of collateral in such forms as cash and letters of credit from banks, our efforts to mitigate the credit risk that we have to our policyholders may not be successful. Although we have not experienced any material credit losses to date, an increased inability of our policyholders to meet their obligations to us could have a material adverse effect on our financial condition and results of operations.

Our investment performance may affect our financial results and ability to conduct business.

        Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (77.8% as of December 31, 2011). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

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

        In addition, our investment portfolio includes residential mortgage-backed securities ("MBS"). As of December 31, 2011, MBS constituted approximately 12.9% of our cash and invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

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

        Since 2007, the residential mortgage market in the U.S has experienced a variety of difficulties. Delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities ("CMBS"). At December 31, 2011, CMBS constituted approximately 8.5% of our cash and invested assets. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.

Market developments and government actions regarding the sovereign debt crisis in Europe, particularly in Portugal, Ireland, Italy, Greece and Spain, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        The global recession and disruption of the financial markets has led to concerns over access to capital markets and the solvency of EU Member States, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, these countries. As of December 31, 2011, our investment portfolio does not contain significant investments in government bonds issued by Portugal, Ireland, Italy, Greece and Spain and in financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, those countries (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets"). The continued uncertainty over the outcome of international financial support programs and the possibility that EU Member States may experience similar financial troubles could further disrupt global markets. Recent rating agency downgrades on certain European sovereign debt, as well as downgrades on certain European financial institutions, and growing concern of the potential default of government issuers or of a possible withdrawal by one or more EU Member States from the Eurozone and/or a break-up of the EU has further contributed to this uncertainty. The negative impact of these events on economic conditions and global markets could have an adverse effect on our business, financial condition and liquidity. For example, this crisis may cause the value of the European currencies, including the Euro, to further depreciate against the U.S. dollar, which in turn could materially adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, the applicable legal framework and the terms of our Euro-denominated insurance policies and reinsurance agreements generally do not address withdrawal by a member state from the Eurozone or a break-up of the EU, which could create uncertainty in our payment obligations and rights under those policies and agreements in the event that such a withdrawal or break-up does occur. Additionally, a contagion effect of a possible default of one or more EU Member States and/or their withdrawal from the Eurozone, or the failure of financial institutions, on the global economy, including other EU Member States and our counterparties located in those countries, or a break-up of the EU could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        On a quarterly basis, we perform reviews of our investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

        We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including regulatory requirements, our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to access the capital necessary to develop our business and replace, in a timely manner, our letters of credit facilities upon maturity. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources."

We sold our prior reinsurance operations in May 2000 and may have liability to the purchaser and continuing liability from those reinsurance operations if the purchaser should fail to make payments on the reinsurance liabilities it assumed.

        On May 5, 2000, we sold our prior reinsurance operations to Sirius America Reinsurance Company ("Sirius America"), formerly known as White Mountains Reinsurance Company of America. The Sirius America transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability for us. In the event that Sirius America refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims. A.M. Best has assigned an "A" (Excellent) financial strength rating to Sirius America. Sirius America reported policyholders' surplus of $746 million at September 30, 2011.

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

  •
  obtaining necessary regulatory permissions;

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

        The bye-laws also contain a provision limiting the rights of any U.S. person (as defined in section 7701(a)(30) of the Internal Revenue Code of 1986, as amended (the "Code")) that owns shares of ACGL, directly, indirectly or constructively (within the meaning of section 958 of the Code), representing more than 9.9% of the voting power of all shares entitled to vote generally at an election of directors. The votes conferred by such shares of such U.S. person will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by the shares of such person will constitute 9.9% of the total voting power of all shares entitled to vote generally at an election of directors. Notwithstanding this provision, the board may make such final adjustments to the aggregate number of votes conferred by the shares of any U.S. person that the board considers fair and reasonable in all circumstances to ensure that such votes represent 9.9% of the aggregate voting power of the votes conferred by all shares of ACGL entitled to vote generally at an election of directors. ACGL will assume that all shareholders (other than specified persons) are U.S. persons unless we receive assurance satisfactory to us that they are not U.S. persons.

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

        The bye-laws also provide that the affirmative vote of at least 66 2/3% of the outstanding voting power of our shares (excluding shares owned by any person (and such person's affiliates and associates) that is the owner of 15% or more (a "15% Holder") of our outstanding voting shares) shall be required for various corporate actions, including:

  •
  merger or consolidation of the company into a 15% Holder;

  •
  sale of any or all of our assets to a 15% Holder;

  •
  the issuance of voting securities to a 15% Holder; or

  •
  amendment of these provisions;

        provided, however, the supermajority vote will not apply to any transaction approved by the board.

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

        The NAIC continuously examines existing laws and regulations in the U.S. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the U.S. or elsewhere may have on our financial condition or operations.

        Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. We do not believe that Arch Re Bermuda is subject to the insurance laws of any state in the U.S.; however, recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. reinsurance subsidiary, Arch Re U.S., and our U.S. insurance subsidiaries, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, write reinsurance and insurance in the U.S. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors. In addition, the Canadian branch of Arch Insurance writes insurance in Canada and is subject to federal, as well as provincial and territorial, regulation in Canada.

        Arch Insurance Europe conducts its business from London and branch offices in certain EU countries and is subject to the insurance regulations of the U.K. Arch Risk Partners is also based in the U.K. and subject to U.K. regulations. Arch Re Europe and Arch Mortgage, our subsidiaries in Ireland, conduct their business from Ireland and Arch Re Europe's branches in Switzerland and Denmark. Both are subject to the regulations of Ireland. Arch Insurance Europe, Arch Re Europe and Arch Mortgage are also subject to the EU regulations and regulations of the respective EU Member States where they have established branches or in which they conduct business with respect to the conduct of their business in such EU Member State, but each company remains subject only to the financial and operational supervision by the FSA, in the case of Arch Insurance Europe, and the CBOI, in the case of Arch Re Europe. Arch Insurance Europe, Arch Mortgage and Arch Re Europe have the freedom to provide their respective insurance and reinsurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA and the CBOI, respectively. Arch Insurance Company Europe is also approved as an excess and surplus lines insurer in 27 states and the District of Columbia in the U.S.

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

If our Bermuda principal operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.

        Arch Re Bermuda, our Bermuda insurance and reinsurance subsidiary, is a registered Bermuda Class 4 general business insurer and as a Class C long-term business insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the BMA require Arch Re Bermuda to, among other things:

  •
  maintain a minimum level of capital and surplus;

  •
  maintain an enhanced capital requirement, general and long-term business solvency margins and a minimum liquidity ratio (for general business);

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

        These statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy. We do not presently intend for Arch Re Bermuda to be admitted to do business in the U.S., U.K. or any jurisdiction other than Bermuda. However, we cannot assure you that insurance regulators in the U.S., U.K. or elsewhere will not review the activities or Arch Re Bermuda or its subsidiaries or agents and assert that Arch Re Bermuda is subject to such jurisdiction's licensing requirements.

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

        The process of obtaining licenses is very time consuming and costly, and Arch Re Bermuda may not be able to become licensed in jurisdictions other than Bermuda should we choose to do so. The modification of the conduct of our business that would result if we were required or chose to become licensed in certain jurisdictions could significantly and negatively affect our financial condition and results of operations. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our financial condition and results of operations by limiting our ability to conduct business as well as subject us to penalties and fines.

        Because Arch Re Bermuda is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, Arch Re Bermuda will be exposed to any changes in the political environment in Bermuda, including, without limitation, changes as a result of the independence issues currently being discussed in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. The European Commission will not take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II until 2013. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

        Arch Re Bermuda is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the U.S. Because insurance regulations in the U.S. do not uniformly permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, Arch Re Bermuda's contracts generally require it to post a letter of credit or provide other security. Although, to date, Arch Re Bermuda has not experienced any difficulties in providing collateral when required, if we are unable to post security in the form of letters of credit or trust funds when required, the operations of Arch Re Bermuda could be significantly and negatively affected.

Foreign currency exchange rate fluctuation may adversely affect our financial results.

        We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange gains, recorded in the statement of income, were $17.4 million and $28.1 million, respectively, for 2011 and 2010, compared to net foreign exchange losses of $39.2 million for 2009. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to our subsidiaries, including to Arch Insurance Europe in May 2004, which is held in British Pounds Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.

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

        We are a Bermuda company and some of our officers and directors are residents of various jurisdictions outside the U.S. All or a substantial portion of our assets and the assets of those persons may be located outside the U.S. As a result, it may be difficult for you to effect service of process within the U.S. upon those persons or to enforce in U.S. courts judgments obtained against those persons.

        We have appointed National Registered Agents, Inc., New York, New York, as our agent for service of process with respect to actions based on offers and sales of securities made in the U.S. We have been advised by our special Bermuda legal counsel, Conyers Dill & Pearman Limited, that the U.S. and Bermuda do not currently have a treaty providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters and that a final judgment for the payment of money rendered by a court in the U.S. based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would, therefore, not be automatically enforceable in Bermuda. We also have been advised by Conyers Dill & Pearman Limited that a final and conclusive judgment obtained in a court in the U.S. under which a sum of money is payable as compensatory damages (i.e., not being a sum claimed by a revenue authority for taxes or other charges of a similar nature by a governmental authority, or in respect of a fine or penalty or multiple or punitive damages) may be the subject of an action on a debt in the Supreme Court of Bermuda under the common law doctrine of obligation. Such an action should be successful upon proof that the sum of money is due and payable, and without having to prove the facts supporting the underlying judgment, as long as:

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

        There can be no assurance about the market prices for any series of our preferred shares. Several factors, many of which are beyond our control, will influence the fair value of such series of preferred shares. Factors that might influence the fair value of any series of our preferred shares include, but are not limited to:

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

        Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2011, our total consolidated long-term debt was $400.0 million, excluding TALF borrowings. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described above under "—Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares," we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

We may be impacted by regulatory initiatives affecting our preferred shares.

        Our preferred shares may not qualify as Tier 2 capital after January 1, 2024 under the BMA's current rules, which come into force on January 1, 2013. Under current BMA regulations, our preferred shares will not be treated as Tier 2 capital after January 1, 2024 because the terms of our preferred shares do not meet the requirement that the payment of dividends would be cancelled or indefinitely deferred if our ECR is breached. While the BMA may consider exceptions to these rules, there is no assurance they will grant exceptions or that we will be successful in obtaining such an exception. We cannot predict how regulatory changes in other jurisdictions may affect these rules, if at all.

Risks Relating to Taxation

We and our non-U.S. subsidiaries may become subject to U.S. federal income taxation.

        ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the U.S. and, thus, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the U.S., there can be no assurances that the U.S. Internal Revenue Service ("IRS") will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders' equity and earnings could be adversely affected.

        Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the "Jobs Act") permits the IRS to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2008 as passed by the Senate Finance Committee would have made the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that if reintroduced in the current Congress the final bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. A recently reintroduced legislative proposal would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the U.S. While we believe ACGL is not primarily managed and controlled within the U.S., there is no assurance that the proposal would not apply to ACGL. Another legislative proposal would treat a foreign corporation as a U.S. corporation if it is determined that the foreign corporation was formed or organized principally for the purpose of avoiding being treated as a U.S. corporation. It is uncertain whether this proposal would apply to ACGL, but it would adversely affect us if enacted and found to apply. Another legislative proposal has been introduced that would treat certain "tax haven CFCs" as U.S. corporations for federal income tax purposes. The term "tax haven CFC" would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A legislative proposal in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration's Fiscal Year 2013 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Two legislative proposals (i.e., H.R. 3157 and S. 1963) introduced during the current (i.e., 112th) Congress appear to adopt the provision contained in the Administration's Fiscal Year 2013 Revenue Proposals. Enactment of such legislation or proposal as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

Reduced tax rate for qualified dividend income received by individuals and other non-corporate holders may not be available in the future.

        Dividends received by individuals and other non-corporate U.S. persons on our common shares or preferred shares in taxable years beginning on or before December 31, 2012 may constitute qualified dividend income that is subject to U.S. federal income tax at the rate applicable for long-term capital gains, rather than the higher rates applicable to ordinary income, provided that certain holding period requirements and other conditions are met. For taxable years beginning after December 31, 2012, qualified dividend income will no longer be taxed at the rate applicable for long-term capital gains unless legislation is enacted providing otherwise. In addition, there has been proposed legislation before both Houses of Congress that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. shareholders would no longer qualify for the capital gains tax rate on the dividends paid by us.

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

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.

        Under current Bermuda law, we are not subject to tax on income, profits, withholding, capital gains or capital transfers. Furthermore, we have obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act, 1966, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to us or our operations until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a total of approximately 22,000 square feet in Bermuda for the operations of Arch Re Bermuda, ACGL and our internal investment management group. Our U.S. reinsurance group leases approximately 21,000 square feet in Morristown, New Jersey. Our property facultative reinsurance group leases approximately 17,000 square feet for its offices throughout the U.S. and in Toronto. Arch Re Europe leases a total of approximately 5,000 square feet in Dublin and Zurich.

        The principal U.S. office of our insurance group support operations (excluding underwriting units) is in Jersey City, New Jersey where we lease approximately 107,000 square feet. Such lease expires in 2024. We lease approximately 71,000 square feet in New York City for the headquarters of the U.S. insurance group's underwriting product lines and Northeast regional underwriting operations. Our insurance group also leases a total of approximately 280,000 square feet for its other primary U.S. offices and its office in Canada. Arch Insurance Europe leases approximately 19,000 square feet in London.

        For 2011, 2010 and 2009, our rental expense, net of income from subleases, was approximately $16.4 million, $15.0 million and $16.9 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $121.6 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2012.

ITEM 3.    LEGAL PROCEEDINGS

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2011, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NASDAQ Stock Market under the symbol "ACGL." For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ Stock Market were as follows:

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
High	$37.99	$34.79	$35.20	$33.18
Low	$31.46	$30.07	$31.51	$28.54
Close	$37.23	$32.68	$31.92	$33.06

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
High	$30.68	$28.18	$26.19	$25.61
Low	$27.50	$24.50	$21.90	$23.00
Close	$29.35	$27.93	$24.83	$25.42

        On February 21, 2012, the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $37.72, $37.29 and $37.66, respectively.

HOLDERS

        As of February 21, 2012, and based on information provided to us by our transfer agent and proxy solicitor, there were 532 holders of record of our common shares and approximately 21,400 beneficial holders of our common shares.

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

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes our purchases of our common shares for the 2011 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs(2)
10/1/2011 - 10/31/2011	1,967	$35.62	100	$941,967
11/1/2011 - 11/30/2011	5,415	$35.61	—	$941,967
12/1/2011 - 12/31/2011	8,759	$36.79	—	$941,967

Total	16,141	$36.25	100	$941,967

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

(2)
Remaining amount available at December 31, 2011 under ACGL's share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2012.

 PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2011 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index ("S&P 500 Index") and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

CUMULATIVE TOTAL SHAREHOLDER RETURN(1)(2)(3)

$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011

Company Name/Index	Base Period 12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
◆ Arch Capital Group Ltd.	$100.00	$104.05	$103.68	$105.83	$130.23	$165.20
■ S&P 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
▲ S&P 500 Property & Casualty Insurance Index	$100.00	$86.04	$60.73	$68.23	$74.33	$74.14

(1)
Stock price appreciation plus dividends.

(2)
The above graph assumes that the value of the investment was $100 on December 31, 2006. The closing price for our common shares on December 30, 2011 (i.e., the last trading day in 2011) was $37.23.

(3)
This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth summary historical consolidated financial and operating data for the five-year period ended December 31, 2011 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

	Year Ended December 31,
(U.S. dollars in thousands except share data)	2011	2010	2009	2008	2007
Statement of Income Data:
Revenues:
Net premiums written	$2,673,326	$2,511,040	$2,763,112	$2,805,726	$2,901,936
Net premiums earned	2,631,815	2,552,483	2,842,745	2,845,454	2,944,650
Net investment income	338,198	364,878	390,131	468,080	463,241
Equity in net income (loss) of investment funds accounted for using the equity method	(9,605)	61,400	167,819	(178,608)	(171)
Net realized gains (losses)	110,646	252,751	143,582	(3,939)	58,338
Total revenues	3,063,307	3,244,067	3,501,622	2,966,813	3,452,445
Income before income taxes	427,012	850,456	897,653	304,505	873,544
Net Income	$436,358	$842,588	$876,945	$290,966	$857,943
Preferred dividends	(25,844)	(25,844)	(25,844)	(25,844)	(25,844)

Net income available to common shareholders	$410,514	$816,744	$851,101	$265,122	$832,099

Diluted net income per share	$2.97	$5.18	$4.58	$1.36	$3.76
Cash dividends per share	—	—	—	—	—
After-tax operating income available to common shareholders(1)	$303,577	$491,074	$651,805	$537,386	$846,458
After-tax operating income available to common shareholders per share—diluted(1)	$2.20	$3.12	$3.51	$2.76	$3.83
After-tax operating return on average common equity(2)	7.2%	12.0%	18.3%	15.8%	24.3%
Weighted average common shares and common share equivalents outstanding—diluted	138,289,702	157,565,157	185,781,396	194,367,156	221,287,257

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

	December 31,
(U.S. dollars in thousands except share data)	2011	2010	2009	2008	2007
Balance Sheet Data:
Total investments and cash(1)	$12,333,544	$11,986,560	$11,325,112	$9,992,239	$10,129,663
Premiums receivable	501,563	503,434	595,030	628,951	729,628
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	1,851,584	1,763,985	1,720,270	1,792,429	1,741,908
Total assets	17,141,769	16,279,228	15,797,424	14,909,055	15,845,311
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	8,456,210	8,098,454	7,873,412	7,666,957	7,092,452
Net of unpaid losses and loss adjustment expenses recoverable	6,638,163	6,395,253	6,213,912	5,937,822	5,482,833
Unearned premiums:
Before prepaid reinsurance premiums	1,411,872	1,370,075	1,433,331	1,526,682	1,765,881
Net of prepaid reinsurance premiums	1,146,176	1,106,627	1,155,346	1,222,975	1,285,419
Senior notes	300,000	300,000	300,000	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000	100,000	100,000	—
Total liabilities	12,513,283	11,766,225	11,474,075	11,476,090	11,809,500
Common shareholders' equity	$4,303,486	$4,188,003	$3,998,349	$3,107,965	$3,710,811
Preferred shareholders' equity	325,000	325,000	325,000	325,000	325,000

Total shareholders' equity	$4,628,486	$4,513,003	$4,323,349	$3,432,965	$4,035,811

Book value per common share(2)	$32.03	$29.99	$24.34	$17.12	$18.37
Common shares outstanding, net of treasury shares(3)	134,358,345	139,632,225	164,285,034	181,535,922	201,955,398

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded collateral received and reinvested and included "fixed maturities and short-term investments pledged under securities lending agreements, at fair value."

(2)
Excludes the effects of stock options and restricted stock units.

(3)
Reflects the impact of our share repurchase program.

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

GENERAL

Overview

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, "we" or "us") is a Bermuda public limited liability company with approximately $5.03 billion in capital at December 31, 2011 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

Current Outlook

        The broad market environment continues to be competitive with most long-tail product lines having plenty of capacity available. From a rate standpoint, most lines of business moved into positive territory in the second half of 2011. However, even with this slight improvement in the rate environment, additional rate increases are needed in many lines in order for us to achieve adequate returns. In the property and property catastrophe areas, the environment improved with the best increases to date reflected in international, catastrophe exposed businesses. Such improvements were driven, in part, by the impact of higher than expected 2011 catastrophic activity. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and by focusing more on short-tail business.

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

        In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio.

Natural Catastrophe Risk

        We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders' equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2012, our modeled peak zone catastrophe exposure (using the updated vendor-based system version) is a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $881 million, followed by windstorms affecting the Northeastern U.S. and Florida Tri-County with net probable maximum pre-tax losses of $842 million and $638 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of January 1, 2012, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented less than 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (United Kingdom windstorm) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

        Book value per common share was $32.03 at December 31, 2011, a 6.8% increase from $29.99 at December 31, 2010. The growth in 2011 was generated through underwriting results and investment returns and also reflects the accretive impact of share repurchase activity.

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

        Our Operating ROAE was 7.2% for 2011, compared to 12.0% for 2010 and 18.3% for 2009. The lower level of Operating ROAE for 2011 than in 2010 was primarily due to a higher amount of losses from catastrophic events and also reflected the impact of current insurance and reinsurance market conditions and the impact of lower interest yields on the investment portfolio. The lower level of Operating ROAE for 2010 compared to 2009 was also due to the impact of higher losses from catastrophic events, market conditions and lower interest yields.

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

        At December 31, 2011, the benchmark return index had an average Moody's credit quality of "Aa1", an estimated duration of 3.21 years and included weightings to the following indices:

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

        The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio(1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year ended December 31, 2011	3.81%	4.80%
Year ended December 31, 2010	7.00%	6.38%
Year ended December 31, 2009	11.28%	9.71%

(1)
Our investment expenses were approximately 0.22%, 0.19% and 0.20%, respectively, of average invested assets in 2011, 2010 and 2009.

        Total return for our investment portfolio underperformed that of the benchmark return index in 2011. The lower return was due, in part, to the impact of global economic and investment market conditions on our alternative assets and high yield corporate bonds, with risk aversion in the second half of 2011 impacting returns across our portfolio. Excluding foreign exchange, total return was 4.10% for 2011, compared to 7.26% for 2010 and 10.56% for 2009.

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

        We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses from the calculation of after-tax operating income available to common shareholders.

        We believe that showing net income available to common shareholders exclusive of the items referred to above reflects the underlying fundamentals of our business since we evaluate the performance of and manage our underwriting to produce a profit. In addition to presenting net income available to common shareholders, we believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this measure follows industry practice and, therefore, allows the users of financial information to compare our performance with our industry peer group. We believe that the equity analysts and certain rating agencies which follow us and the insurance industry as a whole generally exclude these items from their analyses for the same reasons.

RESULTS OF OPERATIONS

        The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Year Ended December 31,
	2011	2010	2009
After-tax operating income available to common shareholders	$303,577	$491,074	$651,805
Net realized gains, net of tax	108,306	247,054	137,428
Net impairment losses recognized in earnings, net of tax	(9,062)	(11,321)	(66,056)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	(9,605)	61,400	167,819
Net foreign exchange gains (losses), net of tax	17,298	28,537	(39,895)

Net income available to common shareholders	$410,514	$816,744	$851,101

        The lower level of after-tax operating income in 2011 than in 2010 was primarily due to a higher amount of losses from catastrophic events and also reflected the impact of current insurance and reinsurance market conditions and the impact of lower interest yields on the investment portfolio.

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

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
Gross premiums written	$2,444,485	$2,402,202	1.8	$2,402,202	$2,512,127	(4.4)
Net premiums written	1,721,279	1,658,963	3.8	1,658,963	1,704,284	(2.7)
Net premiums earned	1,679,047	1,651,106	1.7	1,651,106	1,688,519	(2.2)
Fee income	2,870	3,252		3,252	3,362
Losses and loss adjustment expenses	(1,172,742)	(1,117,564)		(1,117,564)	(1,139,415)
Acquisition expenses, net	(278,696)	(263,201)		(263,201)	(238,261)
Other operating expenses	(306,801)	(312,404)		(312,404)	(281,340)

Underwriting income (loss)	$(76,322)	$(38,811)	n/m	$(38,811)	$32,865	n/m

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	69.8%	67.7%	2.1	67.7%	67.5%	0.2
Acquisition expense ratio(1)	16.4%	15.7%	0.7	15.7%	13.9%	1.8
Other operating expense ratio	18.3%	18.9%	(0.6)	18.9%	16.7%	2.2

Combined ratio	104.5%	102.3%	2.2	102.3%	98.1%	4.2

(1)
The acquisition expense ratio is adjusted to include certain fee income.

        The components of the insurance segment's underwriting results are discussed below.

  Premiums Written.

        The following table sets forth our insurance segment's net premiums written by major line of business:

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Property, energy, marine and aviation	$335,589	20	$321,529	19	$353,761	21
Programs	297,985	17	273,076	17	274,735	16
Professional liability	237,860	14	268,176	16	258,187	15
Executive assurance	231,405	13	219,458	13	220,088	13
Construction	120,405	7	112,827	7	131,792	8
Casualty	114,235	7	107,962	7	103,546	6
Lenders products	86,694	5	92,921	6	75,357	4
National accounts	80,973	5	67,925	4	79,088	5
Travel and accident	71,940	4	71,237	4	68,617	4
Surety	42,475	2	34,149	2	43,353	3
Healthcare	35,652	2	37,508	2	42,350	2
Other(1)	66,066	4	52,195	3	53,410	3

Total	$1,721,279	100	$1,658,963	100	$1,704,284	100

(1)
Includes excess workers' compensation, employer's liability, alternative markets and accident and health business.

        2011 versus 2010:    Increases in property and energy business as well as in program business, national accounts and executive assurance were partially offset by reductions in commercial aviation and professional liability lines of business. The increase in property premiums primarily resulted from new business and a higher retention rate on existing accounts in the insurance segment's U.S. operations and growth in the insurance segment's European operations in both global property and energy lines. The increase in national accounts resulted from new business while the increase in program business resulted from growth on existing programs. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business in early 2010 while the lower level of professional liability business was primarily due to market conditions.

        2010 versus 2009:    Decreases in commercial aviation, construction, national accounts and surety lines of business were partially offset by increases in lenders products. The reduction in commercial aviation business primarily resulted from a strategic decision to exit the business, while the lower level of construction and surety lines was due to market conditions. The higher level of lenders products business was generated through new business opportunities.

  Net Premiums Earned.

        The following table sets forth our insurance segment's net premiums earned by major line of business:

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Property, energy, marine and aviation	$322,510	19	$335,967	20	$338,430	20
Programs	287,598	17	272,406	17	275,586	16
Professional liability	252,037	15	264,603	16	255,117	15
Executive assurance	228,623	14	218,135	13	212,962	13
Construction	112,764	7	109,394	7	139,963	8
Casualty	111,654	7	109,613	7	121,146	7
National accounts	79,542	5	74,538	5	67,093	4
Lenders products	75,291	4	71,170	4	62,906	4
Travel and accident	69,945	4	66,791	4	66,127	4
Surety	41,119	2	37,967	2	49,219	3
Healthcare	35,906	2	39,722	2	43,947	3
Other(1)	62,058	4	50,800	3	56,023	3

Total	$1,679,047	100	$1,651,106	100	$1,688,519	100

(1)
Includes excess workers' compensation, employer's liability, alternative markets and accident and health business.

        Net premiums earned by the insurance segment were 1.7% higher in 2011 than in 2010, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment were 2.2% lower in 2010 than in 2009.

        Losses and Loss Adjustment Expenses.    The table below shows the components of the insurance segment's loss ratio:

	Year Ended December 31,
	2011	2010	2009
Current year	72.9%	68.9%	70.3%
Prior period reserve development	(3.1)%	(1.2)%	(2.8)%

Loss ratio	69.8%	67.7%	67.5%

  Current Year Loss Ratio.

        2011 versus 2010:    The insurance segment's current year loss ratio was 4.0 points higher in 2011 than in 2010. The 2011 loss ratio included 6.5 points of current year catastrophic event activity, compared to 1.9 points in the 2010. Specific 2011 catastrophic events included the severe flooding in Thailand, the Japanese earthquake and Tsunami and various U.S. wind/rain events.

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

  Prior Period Reserve Development.

        2011 prior period reserve development:    The insurance segment's net favorable development of $52.1 million, or 3.1 points of net premiums earned, consisted of net favorable development of $75.7 million from short-tailed lines, partially offset by $23.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines reflected $67.2 million of favorable development in property reserves, including $18.1 million, $19.3 million and $31.1 million, respectively, from the 2008 to 2010 accident years (i.e., the year in which a loss occurred), and $7.5 million of favorable development in surety business, including $2.7 million, $4.2 million and $5.0 million from the 2004, 2008 and 2009 accident years, partially offset by $3.8 million of adverse development from the 2006 accident year. The reduction of loss estimates in 2011 for the insurance segment's short-tailed lines included an aggregate of $23.0 million of favorable development from the 2005, 2008 and 2010 named catastrophic events. In addition, adverse development in alternative markets business from the 2009 to 2010 accident years of $9.3 million, which was primarily related to experience on a single account, was partially offset by $8.0 million of favorable development from the 2004 to 2008 accident years. The adverse development on longer-tailed lines primarily resulted from $32.3 million of increases in casualty reserves which included $14.3 million of adverse development, primarily from the 2005 and 2007 accident years, on New York residential contractors business based on the most recent actuarial analyses, $8.5 million of adverse development on a 2010 accident year energy casualty claim, and $9.5 million from other commercial claims. In addition, there was $9.8 million of adverse development in program business, including $2.8 million and $6.8 million from the 2003 and 2004 accident years on a small number of programs. Favorable development was indicated on healthcare business, with $13.8 million of releases from the 2004 to 2008 accident years resulting from a continuation of better than expected loss emergence, and on marine business, with $4.6 million of releases in the 2009 accident year. Development in professional lines (professional liability and executive assurance) was minimal in the aggregate, with adverse development of $3.0 million, $10.4 million and $11.6 million in the 2006, 2008 and 2010 accident years substantially offset by favorable development of $8.2 million and $15.2 million from the 2007 and 2009 accident years.

        2010 prior period reserve development:    The insurance segment's net favorable development of $19.1 million, or 1.2 points, reflected reductions in property reserves from the 2005 to 2009 accident years of $5.3 million, $6.8 million, $7.9 million, $23.4 million and $4.3 million, respectively, and reductions in healthcare and other lines of $11.4 million and $11.5 million, respectively, which were spread across a number of accident years. In addition, the insurance segment had reductions in professional liability reserves from the 2007 and 2008 accident years of $11.2 million and $7.9 million, respectively, partially offset by adverse development from the 2006 accident year of $8.4 million. The loss ratio for the year ended December 31, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $16.6 million, $9.8 million and $11.0 million, respectively, which was primarily due to a small number of high severity claims in excess casualty and a high frequency of small claims in specialty casualty. Additionally, there was adverse development in program reserves from the 2003, 2005 and 2009 accident years of $7.6 million, $6.7 million and $9.3 million, respectively, partially offset by reductions from the 2006 to 2008 accident years of $6.1 million, $4.7 million and $4.2 million, respectively. In addition, the insurance segment had adverse development in executive assurance reserves from the 2008 and 2009 accident years of $14.1 million and $21.3 million, respectively, due to large specific risk loss activity relating to the credit crisis, partially offset by reductions from the 2003, 2004, 2006 and 2007 accident years of $2.0 million, $2.6 million, $3.4 million and $7.6 million, respectively.

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

  Underwriting Expenses.

        2011 versus 2010:    The insurance segment's underwriting expense ratio was 34.7% in 2011, compared to 34.6% in 2010. The acquisition expense ratio was 16.4% for 2011, compared to 15.7% for 2010. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. In addition, the 2011 acquisition expense ratio included 0.5 points related to favorable reserve development in prior accident years on certain contracts with variable commission structures, compared to a 0.4 points in 2010, and also reflected changes in the form of reinsurance ceded and mix of business. The insurance segment's other operating expense ratio was 18.3% for 2011, compared to 18.9% for 2010. The 2010 operating expense ratio reflected 0.4 points related to an accrual for certain employee benefit costs recorded in 2010 that did not recur in 2011.

        2010 versus 2009:    The insurance segment's underwriting expense ratio was 34.6% in 2010, compared to 30.6% in 2009. The acquisition expense ratio was 15.7% for 2010, compared to 13.9% for 2009. The 2010 acquisition expense ratio included 0.4 points related to prior year reserve development, compared to a 0.2 points in 2009, included a higher level of premium assessments and other charges and reflected changes in the form of reinsurance ceded and mix of business. The insurance segment's other operating expense ratio was 18.9% for 2010, compared to 16.7% for 2009. The 2010 operating expense ratio reflected 0.4 points related to an accrual for certain employee benefit costs and also reflected expenses related to the expansion of the insurance segment's presence in executive assurance business.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
Gross premiums written	$998,520	$874,957	14.1	$874,957	$1,093,940	(20.0)
Net premiums written	952,047	852,077	11.7	852,077	1,058,828	(19.5)
Net premiums earned	952,768	901,377	5.7	901,377	1,154,226	(21.9)
Fee income	559	2,113		2,113	100
Losses and loss adjustment expenses	(554,811)	(400,151)		(400,151)	(515,259)
Acquisition expenses, net	(184,241)	(178,001)		(178,001)	(255,299)
Other operating expenses	(93,299)	(91,523)		(91,523)	(80,567)

Underwriting income	$120,976	$233,815	(48.3)	$233,815	$303,201	(22.9)

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	58.2%	44.4%	13.8	44.4%	44.6%	(0.2)
Acquisition expense ratio	19.3%	19.7%	(0.4)	19.7%	22.1%	(2.4)
Other operating expense ratio	9.8%	10.2%	(0.4)	10.2%	7.0%	3.2

Combined ratio	87.3%	74.3%	13.0	74.3%	73.7%	0.6

        The components of the reinsurance segment's underwriting results are discussed below.

  Premiums Written.

        The following table sets forth our reinsurance segment's net premiums written by major line of business:

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Property catastrophe	$246,793	26	$202,989	24	$237,445	23
Property excluding property catastrophe(1)	226,013	24	249,791	29	349,915	33
Other specialty	211,019	22	131,158	15	65,189	6
Casualty(2)	181,957	19	186,774	22	325,699	31
Marine and aviation	77,309	8	77,063	9	77,677	7
Other	8,956	1	4,302	1	2,903	—

Total	$952,047	100	$852,077	100	$1,058,828	100

Pro rata	$416,321	44	$411,962	48	$586,212	55
Excess of loss	535,726	56	440,115	52	472,616	45

Total	$952,047	100	$852,077	100	$1,058,828	100

(1)
Includes facultative business.

(2)
Includes professional liability, executive assurance and healthcare business.

        2011 versus 2010:    Increases in property catastrophe and other specialty lines were partially offset by a decrease in property other than property catastrophe and casualty business. The growth in premiums written in the property catastrophe line in 2011 reflected share increases, new business following the 2011 catastrophic events and higher premiums on in force contracts due to market conditions. The higher level of other specialty business primarily resulted from a new opportunity in U.K. motor business written, and growth in accident and health and trade credit business. Premiums written in casualty and property other than property catastrophe lines were lower than in 2010, reflecting non-renewals and share reductions based on market conditions.

        2010 versus 2009:    Reductions in casualty and property other than property catastrophe business were partially offset by growth in the reinsurance segment's other specialty line. The decrease in casualty and property business in 2010 resulted from the impact of non-renewals of a number of contracts and contract participation decreases, reflecting the impact of current market conditions. The increase in other specialty business primarily resulted from new business written in accident and health and trade credit.

  Net Premiums Earned.

        The following table sets forth our reinsurance segment's net premiums earned by major line of business:

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Property excluding property catastrophe(1)	$243,702	25	$282,163	31	$373,088	32
Property catastrophe	238,748	25	215,148	24	236,073	20
Casualty(2)	196,370	21	231,338	26	344,938	30
Other specialty	189,093	20	95,611	11	106,698	10
Marine and aviation	77,819	8	72,886	8	90,441	8
Other	7,036	1	4,231	—	2,988	—

Total	$952,768	100	$901,377	100	$1,154,226	100

Pro rata	$435,311	46	$449,532	50	$704,470	61
Excess of loss	517,457	54	451,845	50	449,756	39

Total	$952,768	100	$901,377	100	$1,154,226	100

(1)
Includes facultative business.

(2)
Includes professional liability, executive assurance and healthcare business.

        Net premiums earned in 2011 were 5.7% higher than in 2010, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned in 2010 were 21.9% lower than in 2009.

        Losses and Loss Adjustment Expenses.    The table below shows the components of the reinsurance segment's loss ratio:

	Year Ended December 31,
	2011	2010	2009
Current year	82.6%	58.6%	56.9%
Prior period reserve development	(24.4)%	(14.2)%	(12.3)%

Loss ratio	58.2%	44.4%	44.6%

  Current Year Loss Ratio.

        2011 versus 2010:    The reinsurance segment's current year loss ratio was 24.0 points higher in 2011 than in 2010. The 2011 loss ratio included 31.0 points for current year catastrophic event activity, compared to 9.9 points in 2010. Specific 2011 catastrophic events included the severe flooding in Thailand, the Japanese earthquake and Tsunami, the New Zealand earthquake events and various U.S. wind/rain events.

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

  Prior Period Reserve Development.

        2011 prior period reserve development:    The reinsurance segment's net favorable development of $232.9 million, or 24.4 points of net premiums earned, consisted of $118.5 million from short-tailed lines, $99.0 million from long-tailed lines and $15.4 million from medium-tailed lines. Favorable development in short-tailed lines included $97.6 million of favorable development from property catastrophe and property other than property catastrophe reserves. Such amount included reductions of $7.5 million, $25.8 million and $59.8 million from the 2007, 2009 and 2010 underwriting years, respectively, and $4.5 million from all other underwriting years. In addition, favorable development on short-tailed lines included $20.8 million in other specialty business, including $3.7 million, $2.2 million, $6.2 million and $2.7 million, respectively, from the 2007 to 2010 underwriting years, respectively, and $6.0 million from prior underwriting years. The reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from a lower level of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2011. The reduction of loss estimates in 2011 for the reinsurance segment's short-tailed lines included an aggregate of $19.4 million of favorable development from the 2005, 2008 and 2010 named catastrophic events. Net favorable development of $99.0 million in long-tailed lines included reductions in casualty reserves from the 2002 to 2007 underwriting years of $14.1 million, $16.6 million, $30.9 million, $24.7 million, $11.3 million and $16.2 million, respectively, which primarily resulted from a lower level of reported and paid claims activity than previously anticipated on U.S. and international excess liability, professional liability and D&O lines. Such amounts were partially offset by adverse development of $2.2 million and $12.4 million from the 2008 and 2009 underwriting years, respectively, on long-tailed lines which primarily resulted from increases in loss selections due to the reinsurance segment's view of the current insurance environment. Favorable development on medium-tailed lines resulted from reductions in marine and aviation reserves of $2.3 million, $2.2 million and $6.7 million, respectively, from the 2006 to 2008 underwriting years and $4.2 million from other underwriting years. The reinsurance segment's reserves for more mature underwriting years are now based more on actual loss activity and historical patterns than on the initial assumptions based on pricing indications.

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

  Underwriting Expenses.

        2011 versus 2010:    The underwriting expense ratio for the reinsurance segment was 29.1% in 2011, compared to 29.9% in 2010. The acquisition expense ratio for 2011 was 19.3%, compared to 19.7% for 2010. The comparison of the 2011 and 2010 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2011 of 9.8% was lower than the 2010 ratio primarily due to the higher level of net premiums earned.

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

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2011	2010	2009
Fixed maturities	$331,469	$378,682	$404,861
Equity securities	7,332	1,363	—
Short-term investments	2,174	1,337	1,897
Other(1)	22,006	3,882	4,413

Gross investment income	362,981	385,264	411,171
Investment expenses	(24,783)	(20,386)	(21,040)

Net investment income	$338,198	$364,878	$390,131

(1)
Includes interest on term loan investments (included in "investments accounted for using the fair value option"), dividends on investment funds and other items.

        The pre-tax investment income yield was 2.89% for 2011, compared to 3.34% for 2010 and 3.74% for 2009. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the decrease in the pre-tax investment income yield, due in part to the prevailing interest rate environment. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

        We recorded $9.6 million of equity in net losses for 2011, compared to $61.4 million of equity in net income for 2010 and equity in net income of $167.8 million for 2009. Such amounts were primarily related to our investments in U.S. and Euro-denominated bank loan funds which use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. Losses in 2011 were primarily related to investments in two funds that employ leverage in their investment strategy, one of which that invests in a portfolio of loans and another public-private investment fund ("PPIF") that invests in high quality U.S. residential and commercial mortgages.

  Net Realized Gains (Losses)

        We recorded net realized gains of $110.6 million, $252.8 million and $143.6 million, respectively, for 2011, 2010 and 2009. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. See note 7, "Investment Information—Net Realized Gains (Losses)," of the notes accompanying our consolidated financial statements for additional information.

        Total return on our portfolio under management for 2011 was 3.81%, compared to 7.00% for 2010 and 11.28% for 2009. Excluding foreign exchange, total return was 4.10% for 2011, compared to 7.26% for 2010 and 10.56% for 2009. Total return is calculated on a pre-tax basis and before investment expenses.

  Net Impairment Losses Recognized in Earnings

        On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For 2011, we recorded $9.1 million of credit related impairments in earnings, compared to $11.3 million in 2010 and $66.1 million in 2009. The other-than-temporary impairments ("OTTI") recorded in 2011, 2010 and 2009 primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities. See note 7, "Investment Information—Other-Than-Temporary Impairments," of the notes accompanying our consolidated financial statements for additional information.

  Other Expenses

        Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $31.4 million for 2011, compared to $28.9 million for 2010 and $30.2 million for 2009. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange gains for 2011 of $17.4 million consisted of net unrealized gains of $23.5 million and net realized losses of $6.1 million, compared to net foreign exchange gains for 2010 of $28.1 million which consisted of net unrealized gains of $29.5 million and net realized losses of $1.4 million. Net foreign exchange losses for 2009 of $39.2 million consisted of net unrealized losses of $37.6 million and net realized losses of $1.6 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders' equity.

  Income Taxes

        ACGL changed its legal domicile from the United States to Bermuda in November 2000. Under current Bermuda law, we are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act of 1966 that in the event legislation is enacted in Bermuda imposing tax computed on profits, income, gain or appreciation on any capital asset, or tax in the nature of estate duty or inheritance tax, such tax will not be applicable to us or our operations until March 31, 2035.

        ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL's shareholders' equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL's subsidiaries and branches are subject to tax include the United States, United Kingdom, Canada, Ireland, Switzerland and Denmark. See "Risk Factors—Risks Relating to Taxation" and "Business—Tax Matters."

        The income tax provision on income before income taxes resulted in a benefit of 2.2% for 2011, compared to an expense of 0.9% for 2010 and 2.3% for 2009. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. See note 12, "Income Taxes," of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2011, 2010 and 2009.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

        The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2011. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.

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

        At December 31, 2011 and 2010, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2011	2010
Insurance:
Case reserves	$1,311,740	$1,251,896
IBNR reserves	2,783,091	2,590,529

Total net reserves	$4,094,831	$3,842,425

Reinsurance:
Case reserves	$721,032	$747,545
Additional case reserves	178,640	93,110
IBNR reserves	1,643,660	1,712,173

Total net reserves	$2,543,332	$2,552,828

Total:
Case reserves	$2,032,772	$1,999,441
Additional case reserves	178,640	93,110
IBNR reserves	4,426,751	4,302,702

Total net reserves	$6,638,163	$6,395,253

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

        At December 31, 2011 and 2010, the insurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2011	2010
Casualty	$655,017	$656,446
Professional liability	631,991	603,258
Executive assurance	636,692	598,527
Property, energy, marine and aviation	590,098	519,560
Programs	541,113	504,068
Construction	403,109	391,179
National accounts	169,906	132,064
Healthcare	139,825	145,343
Surety	70,680	79,264
Travel and accident	37,645	31,707
Lenders products	12,332	12,156
Other	206,423	168,853

Total net reserves	$4,094,831	$3,842,425

        The initial reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Our insurance operations employ a number of different reserving methods depending on the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, such techniques have been given more weight in the reserving process due to the continuing maturation of their Loss Reserves and the increased availability and credibility of the historical experience. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our insurance operations through December 31, 2011 in some lines of business. See below for a discussion of the key assumptions in our insurance operations' reserving process.

        Although Loss Reserves are initially determined based on underwriting and pricing analyses, our insurance operations apply several generally accepted actuarial methods, as discussed below, on a quarterly basis to evaluate their Loss Reserves, in addition to the expected loss method, in particular for Loss Reserves from more mature accident years (the year in which a loss occurred). As noted below, beginning in 2005, our insurance operations began to give a relatively small amount of weight to their own experience following reviews of open claims on lines of business written on a claims-made basis for which they developed a reasonable level of credible data. Each quarter, as part of the reserving process, actuaries at our insurance operations reaffirm that the assumptions used in the reserving process continue to form a sound basis for the projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be supported. Estimated Loss Reserves for more mature accident years are now based more on historical loss activity and patterns than on the initial assumptions based on pricing indications. More recent accident years rely more heavily on internal pricing assumptions. Our insurance operations place more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of Loss Reserves are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

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

        As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant's physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, our reinsurance operations assume that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that our reinsurance operations must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2011, there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

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

        At December 31, 2011 and 2010, the reinsurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2011	2010
Casualty	$1,600,887	$1,748,888
Property excluding property catastrophe	336,425	295,425
Property catastrophe	237,804	160,237
Marine and aviation	166,294	194,925
Other specialty	153,455	106,241
Other	48,467	47,112

Total net reserves	$2,543,332	$2,552,828

        Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our reinsurance operations through December 31, 2011 in some lines of business. See below for a discussion of the key assumptions in our reinsurance operations' reserving process.

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

  Potential Variability in Loss Reserves

        The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2011 by operating segment. The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2011, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2011, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months	(5) points	(3) months
Third party occurrence business(1)	10	6	(10)	(6)
Third party claims-made business(2)	10	6	(10)	(6)
All other(3)	10	6	(10)	(6)
Increase (decrease) in Loss Reserves, net:
Property, energy, marine and aviation	$43,617	$50,779	$(43,617)	$(27,994)
Third party occurrence business(1)	143,451	98,463	(143,451)	(88,921)
Third party claims-made business(2)	129,751	160,477	(129,751)	(106,921)
All other(3)	97,415	73,516	(97,415)	(54,872)

(1)
Third party occurrence business includes casualty, construction, national accounts and excess workers' compensation business.

(2)
Third party claims-made business includes executive assurance, healthcare and professional liability business.

(3)
All other includes programs, surety, travel and accident and other business.

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months	(10) points	(6) months
Property excluding property catastrophe	5	3	(5)	(3)
Marine and aviation	5	3	(5)	(3)
Property catastrophe	5	3	(5)	(3)
Other specialty	5	3	(5)	(3)
Other	5	3	(5)	(3)
Increase (decrease) in Loss Reserves, net:
Casualty	$135,447	$153,440	$(135,447)	$(125,912)
Property excluding property catastrophe	12,680	29,501	(12,680)	(28,156)
Marine and aviation	5,053	8,496	(5,053)	(7,683)
Property catastrophe	14,283	22,801	(14,283)	(15,329)
Other specialty	15,771	9,487	(15,771)	(12,407)
Other	2,856	1,162	(2,856)	(1,180)

        It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2011 and are not meant to be a "best case" or "worst case" series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.

  Simulation Results

        In order to illustrate the potential volatility in our Loss Reserves, we used a Monte Carlo simulation approach to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions. At December 31, 2011, our recorded Loss Reserves by operating segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	December 31, 2011
	Insurance	Reinsurance	Total
Total net reserves	$4,094,831	$2,543,332	$6,638,163

Simulation results:
90th percentile(1)	$4,915,196	$3,265,061	$7,880,231
10th percentile(2)	$3,339,544	$1,918,279	$5,500,892

(1)
Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(2)
Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

        The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.24 billion, or $8.98 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.14 billion, or $8.22 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2011.

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

        Our insurance operations had in effect during 2011 a reinsurance program which provided coverage equal to a maximum of 84% of the first $250 million in excess of a $100 million retention per occurrence for certain property catastrophe-related losses occurring during 2011, compared to a maximum of 77% of the first $275 million in excess of a $75 million retention per occurrence during 2010 and a maximum of 80% of the first $275 million in excess of a $75 million retention per occurrence during 2009. In the 2012 first quarter, our insurance operations renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2012 equal to 27% of the first layer of $50 million in excess of a $100 million retention per occurrence and 100% of the next three layers which total $200 million in excess of $150 million.

        For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 22% of gross premiums written for 2011, compared to 23% for 2010 and 2009. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectability of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See "Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations" and "Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables" for further details.

Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in our insurance operations' programs, specialty lines, collateral protection business and for participation in involuntary pools. The amount of such insurance premium estimates, included in premiums receivable and other assets, was $71.4 million at December 31, 2011, compared to $60.8 million at 2010. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information.

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

        The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
Casualty.	$44,344	$(6,522)	$37,822	$59,796	$(11,934)	$47,862
Property excluding property catastrophe	23,826	(6,217)	17,609	47,552	(12,474)	35,078
Other specialty	35,860	(11,293)	24,567	40,761	(12,006)	28,755
Marine and aviation	26,785	(6,049)	20,736	27,354	(7,346)	20,008
Property catastrophe	914	(46)	868	1,527	(82)	1,445
Other	456	(25)	431	279	(15)	264

Total	$132,185	$(30,152)	$102,033	$177,269	$(43,857)	$133,412

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

        A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2011.

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

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business in our underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist primarily of commissions and premium taxes paid to obtain our business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by us during 2011, 2010 or 2009.

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

        We determine the existence of an active market based on our judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. We use quoted values and other data provided by nationally recognized independent pricing sources as inputs into our process for determining fair values of our fixed maturity investments. To validate the techniques or models used by pricing sources, our review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to our knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At December 31, 2011, we obtained an average of 2.8 quotes or prices per investment, compared to 2.7 quotes or prices at December 31, 2010. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, we will challenge any prices for a security or portfolio which are considered not to be representative of fair value.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.97 billion of financial assets and liabilities measured at fair value at December 31, 2011, approximately $1.19 billion, or 9.9%, were priced using non-binding broker-dealer quotes.

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

        We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 8, "Fair Value," of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2011 by valuation hierarchy.

Other-Than-Temporary Impairments

        On a quarterly basis, we perform reviews of our investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of OTTI. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss.

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

        In accordance with the additional guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which

OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

        During 2011, we recorded $9.1 million of net impairment losses recognized in earnings, compared to $11.3 million in 2010. See note 7, "Investment Information—Other-Than-Temporary Impairments," of the notes accompanying our consolidated financial statements for additional information.

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

        The following table summarizes our investable assets:

	December 31,
	2011	2010
Fixed maturities available for sale, at fair value	$9,375,604	$8,957,859
Fixed maturities, at fair value(1)	147,779	124,969
Fixed maturities pledged under securities lending agreements, at fair value(2)	56,393	75,575

Total fixed maturities	9,579,776	9,158,403
Short-term investments available for sale, at fair value	904,219	915,841
Cash	351,699	362,740
Equity securities available for sale, at fair value	299,584	310,194
Equity securities, at fair value(1)	87,403	94,204
Other investments available for sale, at fair value	238,111	275,538
Other investments, at fair value(1)	131,721	—
TALF investments, at fair value(3)	387,702	402,449
Investments accounted for using the equity method(4)	380,507	508,334

Total cash and investments	12,360,722	12,027,703
Securities sold but not yet purchased(5)	(27,178)	(41,143)
Securities transactions entered into but not settled at the balance sheet date	(17,339)	(144,047)

Total investable assets	$12,316,205	$11,842,513

(1)
Represents securities which are carried at fair value under the fair value option and reflected as "investments accounted for using the fair value option" on our balance sheet. Changes in the carrying value of such securities are recorded in net realized gains or losses.

(2)
This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

(3)
The Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF") provides secured financing for certain asset-backed securities and legacy commercial mortgage-backed securities. TALF financing is non-recourse to us, is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a 'haircut' that varies based on the type of collateral. We can deliver the collateralized securities to the Federal Reserve in full defeasance of the loan.

(4)
Changes in the carrying value of investment funds accounted for using the equity method are recorded as "equity in net income (loss) of investments funds accounted for using the equity method" rather than as an unrealized gain or loss component of accumulated other comprehensive income.

(5)
Represents our obligation to deliver equity securities that we did not own at the time of sale. Such amounts are included in "other liabilities" on our balance sheet.

        At December 31, 2011, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from S&P/Moody's of "AA/Aa1" and an average yield to maturity (imbedded book yield), before investment expenses, of 2.98%. At December 31, 2010, our fixed income portfolio had average credit quality ratings from S&P/Moody's of "AA+/Aa1" and an average yield to maturity (imbedded book yield), before investment expenses, of 3.52%. Our investment portfolio had an average effective duration of 2.99 years at December 31, 2011, compared to 2.83 years at December 31, 2010. At December 31, 2011, approximately $7.9 billion, or 66%, of our total investments and cash was internally managed, compared to $7.48 billion, or 65%, at December 31, 2010.

        The following table summarizes our fixed maturities by type:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses(2)
At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,719,052	$79,407	$(29,922)	$2,669,567	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	762,321	33,486	(17,684)	746,519	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)

Total	$9,579,776	$296,743	$(84,703)	$9,367,736	$(29,051)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,839,344	$97,400	$(18,343)	$2,760,287	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)

Total	$9,158,403	$268,715	$(79,802)	$8,969,490	$(47,033)

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the investment of collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)
Represents the total other-than-temporary impairments ("OTTI") recognized in accumulated other comprehensive income ("AOCI"). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2011, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $18.0 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

        The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments):

	December 31, 2011		December 31, 2010
Rating(1)	Estimated Fair Value	Total	Estimated Fair Value	Total
U.S. government and government agencies(2)	$3,154,480	32.9	$2,712,187	29.6
AAA	3,229,161	33.7	3,819,570	41.7
AA	1,425,249	14.9	1,053,666	11.5
A	884,957	9.2	605,483	6.6
BBB	412,566	4.3	388,564	4.2
BB	140,029	1.5	133,673	1.5
B	165,003	1.7	242,479	2.6
Lower than B	114,672	1.2	109,596	1.2
Not rated	53,659	0.6	93,185	1.1

Total	$9,579,776	100.0	9,158,403	100.0

(1)
For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody's are used, followed by ratings from Fitch Ratings.

(2)
Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

        The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	December 31, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$1,692,722	$(44,803)	52.9	$2,650,335	$(58,941)	73.8
10 - 20%	144,523	(20,222)	23.9	79,419	(11,896)	14.9
20 - 30%	38,749	(11,709)	13.8	18,799	(5,721)	7.2
30 - 40%	14,596	(7,413)	8.8	1,372	(689)	0.9
40 - 50%	619	(445)	0.5	733	(660)	0.8
70 - 80%	29	(111)	0.1	466	(1,895)	2.4

Total	$1,891,238	$(84,703)	100.0	$2,751,124	$(79,802)	100.0

        The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	December 31, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$143,782	$(6,418)	7.6	$74,340	$(2,845)	3.6
10 - 20%	33,926	(5,484)	6.5	36,900	(5,475)	6.9
20 - 30%	26,733	(8,042)	9.5	7,918	(2,619)	3.3
30 - 40%	13,558	(6,905)	8.2	1,054	(537)	0.7
40 - 50%	619	(445)	0.5	733	(659)	0.8
50 - 100%	29	(110)	0.1	466	(1,895)	2.4

Total	$218,647	$(27,404)	32.4	$121,411	$(14,030)	17.7

        At December 31, 2011, below-investment grade securities comprised approximately 5% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to approximately 6% at December 31, 2010. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in "Corporate bonds." Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of "BB" or less). In the table above, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes at December 31, 2011. At December 31, 2010, corporate bonds represented 26% of the total below investment grade securities at fair value, mortgage backed securities represented 69% of the total and 5% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

        We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at December 31, 2011 which were in an unrealized loss position of greater than 40% of amortized cost were primarily in asset backed and mortgage backed securities where the estimated fair value for the securities was lower than our expected recovery value.

        The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2011, excluding guaranteed amounts:

	Estimated Fair Value	Credit Rating(1)
General Electric Co.	$40,019	AA+/Aa2
Abbey National Treasury Svcs	29,669	AA-/A1
Total SA	29,514	AA-/Aa1
National Australia Bank Limited	29,324	AA-/Aa2
Royal Dutch Shell PLC	28,636	AA/Aa1
Verizon Communications Inc	26,017	A-/A3
JPMorgan Chase & Co.	25,848	A/Aa3
Berkshire Hathaway Inc	25,759	A/A2
Australia & New Zealand Banking Group Ltd	24,703	AA-/Aa3
Svenska Handelsbanken AB	21,130	AA-/Aa2

Total	$280,619

(1)
Ratings as assigned by S&P/Moody's.

        Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2011, our investments in mortgage-backed securities ("MBS"), excluding commercial mortgage-backed securities, amounted to approximately $1.59 billion, or 12.9% of total investable assets, compared to $1.81 billion, or 15.3%, at December 31, 2010. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

        Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities ("CMBS"). At December 31, 2011, CMBS constituted approximately $1.05 billion, or 8.5% of total investable assets, compared to $1.17 billion, or 9.9%, at December 31, 2010. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

        The following table provides information on our mortgage backed securities ("MBS") and CMBS at December 31, 2011, excluding amounts guaranteed by the U.S. government and TALF investments:

					Fair Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003		$2,475	AAA	$2,401	97.0%	0.0%
	2004		15,219	BBB	13,565	89.1%	0.1%
	2005		49,966	B-	42,922	85.9%	0.3%
	2006		30,522	CCC+	24,349	79.8%	0.2%
	2007		42,344	CCC	37,439	88.4%	0.3%
	2008		7,372	CCC	6,765	91.8%	0.1%
	2009	(6)	40,322	AAA	42,733	106.0%	0.3%
	2010	(6)	32,554	AAA	31,407	96.5%	0.3%

Total non-agency MBS			$220,774	BBB-	$201,581	91.3%	1.6%

Non-agency CMBS:	1998		3,509	AAA	3,561	101.5%	0.0%
	2002		35,186	AAA	35,322	100.4%	0.3%
	2003		41,487	AAA	42,674	102.9%	0.3%
	2004		29,297	AAA	29,279	99.9%	0.2%
	2005		48,934	AAA	48,988	100.1%	0.4%
	2006		5,576	A	5,517	98.9%	0.0%
	2007		77,536	AA	82,577	106.5%	0.7%
	2008		190	AA+	185	97.4%	0.0%
	2010		244,556	AAA	249,464	102.0%	2.0%
	2011		230,611	AAA	237,453	103.0%	1.9%

Total non-agency CMBS			$716,882	AAA	$735,020	102.5%	6.0%

	Non-Agency MBS
			Non-Agency CMBS(1)
Additional Statistics:	Re-REMICs	All Other
Weighted average loan age (months)	67	71	46
Weighted average life (months)(2)	23	65	37
Weighted average loan-to-value %(3)	70.2%	68.2%	66.3%
Total delinquencies(4)	17.9%	23.6%	4.2%
Current credit support %(5)	41.2%	10.2%	28.5%

(1)
Loans defeased with government/agency obligations represented approximately 3% of the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at December 31, 2011. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)
The range of loan-to-values is 31% to 87% on MBS and 31% to 100% on CMBS.

(4)
Total delinquencies includes 60 days and over.

(5)
Current credit support % represents the % for a collateralized mortgage obligation ("CMO") or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6)
Primarily represents Re-REMICs issued in 2009 and 2010 with an average credit quality of "AAA" from Fitch Ratings.

        The following table provides information on our asset backed securities ("ABS"), excluding TALF investments, at December 31, 2011:

			Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards(1)	$216,439	AAA	$220,173	101.7%	1.8%
Autos(2)	162,059	AAA	161,148	99.4%	1.3%
U.K. securitized(3)	18,327	AAA	18,087	98.7%	0.1%
Student loans(4)	22,471	AA+	23,070	102.7%	0.2%
Rate reduction bonds(5)	67,263	AAA	70,036	104.1%	0.6%
Other	71,567	A+	70,881	99.0%	0.6%

	558,126	AA+	563,395	100.9%	4.6%
Home equity(6)	$3,026	AAA	$2,562	84.7%	0.0%
	31	A	30	96.8%	0.0%
	6,413	BBB to B	5,717	89.1%	0.0%
	4,412	CCC to C	4,970	112.6%	0.0%
	178	D	83	46.6%	0.0%

	14,060	BB-	13,362	95.0%	0.1%

Total ABS	$572,186	AA+	$576,757	100.8%	4.7%

The effective duration of the total ABS was 1.3 years at December 31, 2011.

(1)
The weighted average credit support % on credit cards is 20.0%.

(2)
The weighted average credit support % on autos is 28.3%.

(3)
The weighted average credit support % on U.K. securitized is 18.5%.

(4)
The weighted average credit support % on student loans is 7.9%.

(5)
The weighted average credit support % on rate reduction bonds is 9.0%.

(6)
The weighted average credit support % on home equity is 22.6%.

        At December 31, 2011, our fixed income portfolio included $40.1 million par value in sub-prime securities with an estimated fair value of $15.4 million and an average credit quality of "BB+/Ba2" from S&P/ Moody's. At December 31, 2010, our fixed income portfolio included $47.1 million par value in sub-prime securities with an estimated fair value of $19.9 million and an average credit quality of "BBB/Baa3" from S&P/Moody's. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $7.3 million estimated fair value of sub-prime securities with an average credit quality of "CCC/Caa2" from S&P/Moody's at December 31, 2011, compared to approximately $13.2 million estimated fair value with an average credit quality of "B-/Caa2" from S&P/Moody's at December 31, 2010.

        At December 31, 2011, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the estimated fair value of which was $263.4 million, or approximately 2.1% of our total investable assets. These securities had an average rating of "AA/Aa2" by S&P/Moody's with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($99.8 million), Assured Guaranty Ltd. ($82.6 million), the Texas Permanent School Fund ($51.4 million) and Financial Guaranty Insurance Company ($29.6 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at December 31, 2011.

        The following table provides information on the fair value of our Eurozone investments at December 31, 2011:

	Sovereign(2)	Financial Corporates	Other Corporates	Covered Bonds(3)	Bank Loans(4)	Equities and Other(5)	Total
Country(1)
Germany	$170,512	$1,266	$4,294	$7,064	$18,334	$252	$201,722
Netherlands	10,177	32,966	45,440	30,180	5,742	19,940	144,445
France	3,040	3,415	29,683	69,610	4,870	8,836	119,454
Finland	83,772	232	—	—	—	—	84,004
Supranational(6)	83,193	—	—	—	—	—	83,193
Spain	3,220	3,239	193	12,847	6,596	206	26,301
Luxembourg	—	—	19,573	—	2,104	(26)	21,651
Italy	6,725	—	7,121	3,726	2,293	(143)	19,722
Belgium	1,936	—	—	—	—	—	1,936
Ireland	—	1,129	781	—	—	—	1,910
Portugal	—	—	614	—	—	—	614

Total	$362,575	$42,247	$107,699	$123,427	$39,939	$29,065	$704,952

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone fixed maturities from Austria, Cyprus, Estonia, Greece, Malta, Slovakia or Slovenia at December 31, 2011.

(2)
Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)
Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)
Included in corporate bonds.

(5)
Includes long or (short) net equity positions and other.

(6)
Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

        At December 31, 2011, our equity portfolio consisted of $359.8 million of equity securities, compared to $363.3 million at December 31, 2010. Such amounts are shown net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. Certain of our equity managers use leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified.

        The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	December 31, 2011			December 31, 2010
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$74,813	$(3,651)	16.3	$65,892	$(1,993)	58.2
10 - 20%	26,791	(4,457)	19.9	2,393	(824)	24.1
20 - 30%	21,457	(7,827)	35.0	39	(145)	4.2
30 - 40%	5,070	(2,645)	11.9	—	—	—
40 - 50%	2,345	(1,984)	8.9	—	—	—
50 - 70%	1,492	(1,780)	8.0	400	(462)	13.5

Total	$131,968	$(22,344)	100.0	$68,724	$(3,424)	100.0

        During 2011, falling global equity markets, commodity prices and natural resource stocks contributed to an increase in unrealized losses across many of our equity positions. On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover its cost basis. A substantial portion of the equity securities with unrealized losses were less than 30% under their cost basis at December 31, 2011. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities.

        Other investments totaled $369.8 million at December 31, 2011, compared to $275.5 million at December 31, 2010. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $345.3 million at December 31, 2011, compared to $434.6 million at December 31, 2010. Certain of our investments, primarily those included in "other investments" and "investments accounted for using the equity method" on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

        Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, "Fair Value" of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2011 and 2010 by level.

  Premiums Receivable and Reinsurance Recoverables

        At December 31, 2011, 72.6% of premiums receivable of $501.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.8% of the total. At December 31, 2010, 77.9% of premiums receivable of $503.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.4% of the total. Approximately 2.3% of the $33.5 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2011, compared to 0.6% of the $60.8 million of paid losses and loss adjustment expenses recoverable at December 31, 2010. At December 31, 2011 and 2010, our reserves for doubtful accounts were approximately $14.2 million and $13.6 million, respectively.

        At December 31, 2011, approximately 90.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.4% of our total shareholders' equity. At December 31, 2010, approximately 91.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.5% of our total shareholders' equity.

        The following table details our reinsurance recoverables at December 31, 2011:

	% of Total	A.M. Best Rating(1)
Everest Reinsurance Company	13.6%	A+
Lloyd's syndicates(2)	8.3%	A
Munich Reinsurance America, Inc.	7.0%	A+
Odyssey America Reinsurance Corporation(3)	6.1%	A
Allied World Assurance Company Ltd.	5.6%	A
Transatlantic Reinsurance Company	4.9%	A+
Partner Reinsurance Company of the U.S.	3.9%	A+
Hannover Rückversicherung AG	3.6%	A
ACE Property & Casualty Insurance Company	3.0%	A+
Platinum Underwriters Reinsurance Inc.	2.7%	A
Swiss Reinsurance America Corporation	2.7%	A
Berkley Insurance Company	2.4%	A+
Alterra Reinsurance Ltd.	2.3%	A
Munich Reinsurance Company	2.1%	A+
AXIS Reinsurance Company	1.9%	A
XL Reinsurance America	1.9%	A
Flatiron Re Ltd.(4)	1.8%	NR
All other(5)	26.2%

Total	100.0%

(1)
The financial strength ratings are as of January 15, 2012 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of "A+" is designated "Superior"; and the "A" and "A-" ratings are designated "Excellent." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)
The A.M. Best group rating of "A" (Excellent) has been applied to all Lloyd's syndicates.

(3)
A significant portion of amounts due from Odyssey America Reinsurance Corporation is collateralized through reinsurance trusts.

(4)
Flatiron is required to contribute funds into a trust for the benefit of Arch Re Bermuda. The recoverable from Flatiron was fully collateralized through such trust at December 31, 2011.

(5)
Such amount included 18.1% due from companies rated "A-" or better and 8.1% from companies not rated. For items not rated, a substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

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

  Shareholders' Equity

        Our shareholders' equity was $4.63 billion at December 31, 2011, compared to $4.51 billion at December 31, 2010. The increase in the year ended December 31, 2011 of $115.5 million was attributable to net income, partially offset by share repurchase activity.

  Book Value per Common Share

        The following table presents the calculation of book value per common share at December 31, 2011 and 2010:

	December 31,
(U.S. dollars in thousands, except share data)	2011	2010
Calculation of book value per common share:
Total shareholders' equity	$4,628,486	$4,513,003
Less preferred shareholders' equity	(325,000)	(325,000)

Common shareholders' equity	$4,303,486	$4,188,003
Common shares outstanding(1)	134,358,345	139,632,225

Book value per common share	$32.03	$29.99

(1)
Excludes the effects of 8,706,441 and 12,251,568 stock options and 298,425 and 519,534 restricted stock units outstanding at December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

        ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the series A non-cumulative and series B non-cumulative preferred shares and common shares. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $8.0 million at December 31, 2011, compared to $14.4 million at December 31, 2010. During 2011, ACGL received dividends of $341.5 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement ("BSCR") model. At December 31, 2011, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.28 billion ($2.26 billion at December 31, 2010) and statutory capital and surplus of $4.56 billion ($4.44 billion at December 31, 2010), which amounts were in compliance with Arch Re Bermuda's capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.14 billion to ACGL during 2012 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

        Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2011 and 2010, such amounts approximated $5.60 billion and $5.87 billion, respectively.

        Our non-U.S. operations account for a significant percentage of our net premiums written. In the current market environment, the business written in our non-U.S. operations has been more profitable than the business written in our U.S. operations, which has significantly increased the non-U.S. group's contribution to our overall pre-tax income. Additionally, a significant component of our pre-tax income is generated through our investment performance, especially in this competitive insurance and reinsurance market. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2011 calendar year, the U.S. groups ceded business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 51%.

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

        Consolidated net cash provided by operating activities was $866.1 million for the year ended December 31, 2011, compared to $802.1 million for the year ended December 31, 2010. The increase in operating cash flows over the 2010 period was primarily due to higher premium collected, the timing of dividend receipts on other investments and the timing of certain expense payments. Cash flow from operating activities are provided by premiums collected, fee income, investment income and collected reinsurance recoverables, offset by losses and loss adjustment expense payments, reinsurance premiums paid, operating costs and current taxes paid.

        On a consolidated basis, our aggregate investable assets totaled $12.32 billion at December 31, 2011, compared to $11.84 billion at December 31, 2010. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $274.7 million at December 31, 2011.

        In August 2011, S&P downgraded the U.S. credit rating from "AAA" to "AA+" with a negative outlook and warned it could lower the credit rating to "AA" within the next two years if it sees less reduction in spending than agreed to, higher interest rates, or new fiscal pressures during the period result in a higher general government debt trajectory. In addition, both Moody's and Fitch have announced the possibility of a downgrade to the U.S. credit rating. The impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the

U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of December 31, 2011 included $1.45 billion of obligations of the U.S. government and government agencies at fair value and $1.43 billion of municipal bonds at fair value. Please refer to Item 1A "Risk Factors" for a discussion of other risks relating to our business and investment portfolio.

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

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through December 31, 2011, ACGL has repurchased approximately 104.8 million common shares for an aggregate purchase price of $2.56 billion. At December 31, 2011, approximately $942.0 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

        In August 2011, we entered into a three-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility. Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to letter of credit facilities for up to a total of $80.0 million, which are available on a limited basis and for limited purposes. Refer to note 14, "Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities," of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares. On February 1, 2006, $200.0 million principal amount of 8.0% series A preferred shares were issued and, on May 24, 2006, $125.0 million principal amount of 7.875% series B preferred shares (together with the series A preferred shares, the "preferred shares") were issued. ACGL has the right to redeem all or a portion of the preferred shares at a redemption price of $25.00 per share. Dividends on the preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of ACGL's board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the series A preferred shares and 7.875% of the $25.00 liquidation preference per annum for the series B preferred shares. At December 31, 2011, had declared an aggregate of $3.3 million of dividends to be paid to holders of the preferred shares.

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

        We purchased asset-backed and commercial mortgage-backed securities under the FRBNY's TALF program. As of December 31, 2011, we had $387.7 million of securities under TALF which are reflected as "TALF investments, at fair value" and $310.5 million of secured financing from the FRBNY which is reflected as "TALF borrowings, at fair value." As of December 31, 2010, we had $402.4 million of TALF investments, at fair value and $325.8 million of TALF borrowings, at fair value. Refer to note 14, "Commitments and Contingencies—TALF Program," and note 22, "Subsequent Events," of the notes accompanying our consolidated financial statements for further details on the TALF Program.

        At December 31, 2011, ACGL's capital of $5.03 billion consisted of $300.0 million of senior notes, representing 6.0% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.5% of the total, and common shareholders' equity of $4.30 billion, representing the balance. At December 31, 2010, ACGL's capital of $4.91 billion consisted of $300.0 million of senior notes, representing 6.1% of the total, $100.0 million of revolving credit agreement borrowings, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.6% of the total, and common shareholders' equity of $4.19 billion, representing the balance. The increase in capital during 2011 was primarily attributable to net income, partially offset by share repurchase activity.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Letter of Credit and Revolving Credit Facilities

        As of December 31, 2011, we had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the "Credit Agreement"). Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.09 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2011 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2011. The Credit Agreement expires on August 18, 2014.

        We have access to other letter of credit facilities for up to a total of $80.0 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the "LOC Facilities"). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2011. At such date, we had approximately $515.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $607.7 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

Senior Notes

        In May 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For 2011, 2010 and 2009, interest expense on the Senior Notes was $22.1 million. The fair value of the Senior Notes at December 31, 2011 and 2010 was $353.8 and $310.9, respectively.

TALF Program

        During the 2009 third quarter, we purchased asset-backed and commercial mortgage-backed securities under the FRBNY TALF program. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to us, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a 'haircut' that varies based on the type of collateral. We can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings. As of December 31, 2011, we had $387.7 million of securities under TALF, consisting of 19 individual TALF investments, which are reflected as "TALF investments, at fair value" and $310.5 million of secured financing from the FRBNY which is reflected as "TALF borrowings, at fair value." The maturity dates for the TALF borrowings range from July 2012 to March 2015, with interest rates that range from approximately 1.2% to 3.9% based on either variable or fixed interest rates depending on the related TALF investments. See note 22, "Subsequent Events," of the notes accompanying our consolidated financial statements.

Investment in Joint Venture

        In May 2008, we provided $100.0 million of funding to Gulf Reinsurance Limited ("Gulf Re"), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC ("GIC"). Under the agreement, Arch Re Bermuda and GIC each own 50% of Gulf Re, which commenced underwriting activities in June 2008. Gulf Re targets the six member states of the Gulf Cooperation Council ("GCC"), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. Gulf Re provides property and casualty reinsurance primarily in the member states of the GCC. The initial capital of the joint venture consisted of $200.0 million with an additional $200.0 million commitment to be funded equally by us and GIC depending on the joint venture's business needs we account for our investment in Gulf Re, shown as "Investment in joint venture," using the equity method and record our equity in the operating results of Gulf Re in "Other income (loss)" on a quarter lag basis.

Contractual Obligations

        The following table provides an analysis of our contractual commitments at December 31, 2011:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt obligations	$400,000	$—	$100,000	$—	$300,000
Interest expense on long-term debt obligations	500,285	23,610	46,700	44,100	385,875
TALF borrowings	310,486	101,603	145,358	63,525	—
Operating lease obligations	121,610	16,189	28,846	24,130	52,445
Purchase obligations	16,991	9,078	4,464	2,314	1,135
Reserve for losses and loss adjustment expenses, gross(1)	8,456,210	2,396,024	2,761,978	1,326,741	1,971,467
Deposit accounting liabilities(2)	29,139	2,125	3,101	1,186	22,727
Contractholder payables(3)	748,231	279,175	260,006	89,946	119,104
Securities lending collateral(4)	58,546	58,546	—	—	—
Investment in Joint Venture(5)	100,000	—	—	—	100,000
Unfunded investment commitments(6)	274,693	274,693	—	—	—

Total	$11,016,191	$3,161,043	$3,350,453	$1,551,942	$2,952,753

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 66% of our reserves for losses and loss adjustment expenses were incurred but not reported at December 31, 2011.

(2)
The estimated expected contractual commitments related to deposit accounting liabilities have been estimated using projected cash flows from the underlying contracts. It should be noted that, due to the nature of such liabilities, the timing and amount contain significant uncertainty.

(3)
Certain insurance policies written by our insurance operations feature large deductibles, primarily in construction and national accounts lines. Under such contracts, we are obligated to pay the claimant for the full amount of the claim and are subsequently reimbursed by the policyholder for the deductible amount. In the event we are unable to collect from the policyholder, we would record an increase to losses and loss adjustment expenses related to such policy.

(4)
As part of our securities lending program, we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as "Investment of funds received under securities lending agreements, at fair value" or "Securities purchased under agreements to resell using funds received under securities lending agreements." Such collateral is due back to the third parties at the close of the securities lending transaction.

(5)
We have committed an additional $100.0 million to our investment in Gulf Re depending on the joint venture's business needs. We do not anticipate that additional funding will be required in the next five years.

(6)
Unfunded investment commitments are callable by our investment managers. We have assumed that such investments will be funded in the next year but the funding may occur over a longer period of time, due to market conditions and other factors.

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

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2011. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.

        The sensitivity analysis performed as of December 31, 2011 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2011 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

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

        The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2011 and 2010:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100
At December 31, 2011
Total fair value	$11,320.9	$11,215.5	$11,067.5	$10,905.6	$10,743.4
Change from base	2.29%	1.34%	—	(1.46)%	(2.93)%
Change in unrealized value	$253.4	$148.0	$—	$(161.9)	$(324.1)
At December 31, 2010
Total fair value	$10,668.3	$10,542.6	$10,404.9	$10,249.0	$10,100.0
Change from base	2.53%	1.32%	—	(1.50)%	(2.93)%
Change in unrealized value	$263.4	$137.7	$—	$(155.9)	$(304.9)

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

        The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2011 and 2010:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100
At December 31, 2011
Total fair value	$11,297.6	$11,189.3	$11,067.5	$10,952.5	$10,836.4
Change from base	2.08%	1.10%	—	(1.04)%	(2.09)%
Change in unrealized value	$230.1	$121.8	$—	$(115.0)	$(231.1)
At December 31, 2010
Total fair value	$10,608.2	$10,506.5	$10,404.9	$10,304.2	$10,204.4
Change from base	1.95%	0.98%	—	(0.97)%	(1.93)%
Change in unrealized value	$203.3	$101.6	$—	$(100.7)	$(200.5)

        Another method that attempts to measure portfolio risk is Value-at-Risk ("VaR"). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio's initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio's loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio's initial value. As of December 31, 2011, our portfolio's VaR was estimated to be 3.23%, compared to an estimated 3.76% at December 31, 2010.

        Equity Securities, Privately Held Securities and Other Investments.    Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2011 and 2010, the fair value of our investments in equity securities, privately held securities (excluding our investment in Aeolus LP which is accounted for using the equity method) and certain other investments totaled $508.5 million and $587.1 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $50.8 million and $58.7 million at December 31, 2011 and 2010, respectively, and would have decreased book value per common share by approximately $0.38 and $0.42, respectively.

        Investment-Related Derivatives.    Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, "Derivative Instruments," of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At December 31, 2011, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $877.9 million, compared to $1.04 billion at December 31, 2010. A 100 basis point depreciation of the underlying exposure to these derivative instruments at December 31, 2011 and 2010 would have resulted in a reduction in net income of approximately $8.8 million and $10.4 million, respectively, and would have decreased book value per common share by $0.07 and $0.07, respectively.

        For further discussion on investment activity, please refer to "—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets."

  Foreign Currency Exchange Risk

        Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See Note 9, "Derivative Instruments," of the notes accompanying our consolidated financial statements for additional information.

        The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at December 31, 2011 and 2010:

	December 31,
(U.S. dollars in thousands, except per share data)	2011	2010
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders' equity and derivatives	$143,761	$161,357
Shareholders' equity denominated in foreign currencies(1)	247,135	108,575
Net foreign currency forward contracts outstanding(2)	(16,569)	(105,022)

Net assets denominated in foreign currencies	$374,327	$164,910
Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders' equity	$(37,433)	$(16,491)
Book value per common share	$(0.28)	$(0.12)
Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders' equity	$37,433	$16,491
Book value per common share	$0.28	$0.12

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

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP New York, New York February 29, 2012

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,165,438 and $8,771,988)	$9,375,604	$8,957,859
Short-term investments available for sale, at fair value (amortized cost: $909,121 and $913,488)	904,219	915,841
Investment of funds received under securities lending, at fair value (amortized cost: $48,577 and $69,682)	48,419	69,660
Equity securities available for sale, at fair value (cost: $299,058 and $292,958)	299,584	310,194
Other investments available for sale, at fair value (cost: $235,381 and $252,590)	238,111	275,538
Investments accounted for using the fair value option	366,903	219,173
TALF investments, at fair value (amortized cost: $373,040 and $389,200)	387,702	402,449
Investments accounted for using the equity method	380,507	508,334

Total investments	12,001,049	11,659,048
Cash	351,699	362,740
Accrued investment income	70,739	74,837
Investment in joint venture (cost: $100,000)	107,576	105,698
Fixed maturities and short-term investments pledged under securities lending, at fair value	56,393	75,575
Premiums receivable	501,563	503,434
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,851,584	1,763,985
Contractholder receivables	748,231	660,546
Prepaid reinsurance premiums	265,696	263,448
Deferred acquisition costs, net	279,109	277,861
Receivable for securities sold	462,891	56,145
Other assets	445,239	475,911

Total Assets	$17,141,769	$16,279,228

Liabilities
Reserve for losses and loss adjustment expenses	$8,456,210	$8,098,454
Unearned premiums	1,411,872	1,370,075
Reinsurance balances payable	133,866	132,452
Contractholder payables	748,231	660,546
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at fair value (par: $310,868 and $326,219)	310,486	325,770
Securities lending payable	58,546	78,021
Payable for securities purchased	480,230	200,192
Other liabilities	513,842	500,715

Total Liabilities	12,513,283	11,766,225

Commitments and Contingencies
Shareholders' Equity
Non-cumulative preferred shares—Series A and B	325,000	325,000
Common shares ($0.0033 par, shares issued: 164,636,338 and 160,073,616)	549	534
Additional paid-in capital	161,419	110,325
Retained earnings	4,833,067	4,422,553
Accumulated other comprehensive income, net of deferred income tax	153,923	204,503
Common shares held in treasury, at cost (shares: 30,277,993 and 20,441,391)	(845,472)	(549,912)

Total Shareholders' Equity	4,628,486	4,513,003

Total Liabilities and Shareholders' Equity	$17,141,769	$16,279,228

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Net premiums written	$2,673,326	$2,511,040	$2,763,112
Change in unearned premiums	(41,511)	41,443	79,633

Net premiums earned	2,631,815	2,552,483	2,842,745
Net investment income	338,198	364,878	390,131
Net realized gains	110,646	252,751	143,582
Other-than-temporary impairment losses	(13,850)	(13,073)	(147,509)
Less investment impairments recognized in other comprehensive income, before taxes	4,788	1,752	81,376

Net impairment losses recognized in earnings	(9,062)	(11,321)	(66,133)
Fee income	3,429	5,365	3,462
Equity in net income (loss) of investment funds accounted for using the equity method	(9,605)	61,400	167,819
Other income (loss)	(2,114)	18,511	20,016

Total revenues	3,063,307	3,244,067	3,501,622

Expenses
Losses and loss adjustment expenses	1,727,553	1,517,715	1,654,674
Acquisition expenses	462,937	441,202	493,560
Other operating expenses	431,480	432,795	392,138
Interest expense	31,691	30,007	24,440
Net foreign exchange (gains) losses	(17,366)	(28,108)	39,157

Total expenses	2,636,295	2,393,611	2,603,969

Income before income taxes	427,012	850,456	897,653
Income taxes:
Current tax expense	7,823	19,293	23,612
Deferred tax benefit	(17,169)	(11,425)	(2,904)

Income tax (benefit) expense	(9,346)	7,868	20,708

Net income	436,358	842,588	876,945
Preferred dividends	25,844	25,844	25,844

Net income available to common shareholders	$410,514	$816,744	$851,101

Net income per common share
Basic	$3.10	$5.43	$4.76
Diluted	$2.97	$5.18	$4.58
Weighted average common shares and common share equivalents outstanding
Basic	132,221,970	150,545,148	178,681,083
Diluted	138,289,702	157,565,157	185,781,396

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Comprehensive Income
Net income	$436,358	$842,588	$876,945
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	93,847	236,736	574,184
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(4,788)	(1,752)	(81,376)
Reclassification of net realized gains, net of income taxes, included in net income	(128,350)	(169,931)	(48,578)
Foreign currency translation adjustments	(11,289)	924	11,359

Other comprehensive income (loss)	(50,580)	65,977	455,589

Comprehensive Income	$385,778	$908,565	$1,332,534

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Non-Cumulative Preferred Shares
Balance at beginning and end of year	$325,000	$325,000	$325,000
Common Shares
Balance at beginning of year	534	548	605
Common shares issued, net	15	16	10
Purchases of common shares under share repurchase program	—	(30)	(67)

Balance at end of year	549	534	548

Additional Paid-in Capital
Balance at beginning of year	110,325	253,466	669,715
Common shares issued	5,767	4,906	3,730
Exercise of stock options	12,305	37,866	16,518
Common shares retired	—	(217,562)	(463,486)
Amortization of share-based compensation	30,986	31,065	27,042
Other	2,036	584	(53)

Balance at end of year	161,419	110,325	253,466

Retained Earnings
Balance at beginning of year	4,422,553	3,605,809	2,693,239
Cumulative effect of change in accounting principle(1)	—	—	61,469

Balance at beginning of year, as adjusted	4,422,553	3,605,809	2,754,708
Dividends declared on preferred shares	(25,844)	(25,844)	(25,844)
Net income	436,358	842,588	876,945

Balance at end of year	4,833,067	4,422,553	3,605,809

Accumulated Other Comprehensive Income
Balance at beginning of year	204,503	138,526	(255,594)
Cumulative effect of change in accounting principle(1)	—	—	(61,469)

Balance at beginning of year, as adjusted	204,503	138,526	(317,063)
Change in unrealized appreciation in value of investments, net of deferred income tax	(34,503)	66,805	525,606
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(4,788)	(1,752)	(81,376)
Foreign currency translation adjustments, net of deferred income tax	(11,289)	924	11,359

Balance at end of year	153,923	204,503	138,526

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(549,912)	—	—
Shares repurchased for treasury	(295,560)	(549,912)	—

Balance at end of year	(845,472)	(549,912)	—

Total Shareholders' Equity	$4,628,486	$4,513,003	$4,323,349

(1)
Adoption of accounting guidance regarding the recognition and presentation of other-than-temporary impairments.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$436,358	$842,588	$876,945
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(113,922)	(262,684)	(123,841)
Net impairment losses recognized in earnings	9,062	11,321	66,133
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	71,100	(56,035)	(183,038)
Share-based compensation	30,986	31,065	27,042
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	274,622	215,570	219,607
Unearned premiums, net of prepaid reinsurance premiums	41,552	(43,337)	(79,842)
Premiums receivable	(7,226)	83,380	44,438
Deferred acquisition costs, net	(1,901)	1,340	17,572
Reinsurance balances payable	5,515	(18,978)	15,913
Other liabilities	43,298	(39,196)	(24,297)
Other items, net	76,668	37,040	136,015

Net Cash Provided By Operating Activities	866,112	802,074	992,647

Investing Activities
Purchases of:
Fixed maturity investments	(13,875,635)	(16,936,257)	(21,270,266)
Equity securities	(413,024)	(365,842)	(70,002)
Other investments	(593,862)	(523,532)	(225,477)
Proceeds from the sales of:
Fixed maturity investments	12,398,253	16,654,774	19,777,948
Equity securities	369,503	70,441	38,336
Other investments	543,757	379,100	300,084
Proceeds from redemptions and maturities of fixed maturity investments	1,034,489	949,870	785,118
Net (purchases) sales of short-term investments	(2,389)	(341,887)	19,570
Change in investment of securities lending collateral	19,475	141,094	534,412
Purchases of furniture, equipment and other assets	(18,987)	(11,664)	(19,483)

Net Cash Provided By (Used For) Investing Activities	(538,420)	16,097	(129,760)

Financing Activities
Purchases of common shares under share repurchase program	(287,561)	(761,874)	(458,402)
Proceeds from common shares issued, net	6,332	27,649	9,966
Proceeds from borrowings	—	264,526	269,843
Repayments of borrowings	(15,352)	(157,057)	(51,103)
Change in securities lending collateral	(19,475)	(141,094)	(534,412)
Other	4,765	8,057	4,355
Preferred dividends paid	(25,844)	(25,844)	(25,844)

Net Cash Used For Financing Activities	(337,135)	(785,637)	(785,597)

Effects of exchange rate changes on foreign currency cash	(1,598)	(4,365)	5,542

Increase (decrease) in cash	(11,041)	28,169	82,832
Cash beginning of year	362,740	334,571	251,739

Cash end of year	$351,699	$362,740	$334,571

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

        On May 5, 2000, Arch-U.S. sold the prior reinsurance operations of Arch Re U.S. to Sirius America Insurance Company, formerly known as White Mountains Reinsurance Company of America, in an asset sale, but retained its surplus and U.S.-licensed reinsurance platform. On November 8, 2000, following the approval of Arch-U.S.'s shareholders, Arch-U.S. completed an internal reorganization that resulted in Arch-U.S. becoming a wholly owned subsidiary of ACGL.

        In October 2001, the Company launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million.

        As used herein, the "Company" means ACGL and its subsidiaries, except when referring to periods prior to November 8, 2000, when it means Arch-U.S. and its subsidiaries. Similarly, "Common Shares" means the common shares, par value $0.0033, of ACGL, except when referring to periods prior to November 8, 2000, when it means the common stock of Arch-U.S.

2. Significant Accounting Policies

(a)
Basis of Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of ACGL and its subsidiaries, including Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Re U.S., Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company, Arch Risk Transfer Services Ltd., Arch Reinsurance Europe Underwriting Limited ("Arch Re Europe"), Arch Mortgage Insurance Limited ("Arch Mortgage"), Arch Insurance Company (Europe) Limited ("Arch Insurance Company Europe") and Lloyd's of London syndicate 2012 and related companies ("Arch Syndicate 2012"). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        In May 2011, shareholders approved a proposal to amend the memorandum of association by sub-dividing the authorized Common Shares of ACGL to effect a three-for-one split of ACGL's Common Shares. The share split changed the Company's authorized Common Shares to 600 million (200 million previously) with a par value of $0.0033 per share ($0.01 previously). Information pertaining to the composition of the Company's shareholders' equity accounts, shares and earnings per share has been retroactively adjusted in the accompanying financial statements and notes to the consolidated financial statements to reflect the share split.

(b)
Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in the Company's programs, specialty lines, lenders products business and for participation in involuntary pools. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business related to the Company's underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain the Company's business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by the Company during 2011, 2010 or 2009.

(c)
Deposit Accounting

        Certain assumed reinsurance contracts, which pursuant to Financial Accounting Standards Board ("FASB") guidance regarding the accounting and reporting for reinsurance and short-duration and long-duration contracts, are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in the FASB guidance regarding the accounting for insurance and reinsurance contracts that do not transfer insurance risk. However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts or deposit insurance contracts. Under the FASB guidance, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk. Deposit accounting liabilities, which totaled $29.1 million and $32.4 million, respectively, at December 31, 2011 and 2010, are included in "Other liabilities" on the Company's balance sheet.

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

(g)
Investments

        The Company currently classifies substantially all of its fixed maturity investments, equity securities and short-term investments as "available for sale" and, accordingly, they are carried at estimated fair value (also known as fair value). The fair value of fixed maturity securities and equity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external and internal investment managers.

        The Company participates in a securities lending program as a mechanism for generating additional interest income on its fixed income portfolio. Under the security lending agreements, certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements, at fair value." The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the fair value of the loaned securities including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Investment of funds received under securities lending agreements, at fair value" and "Securities purchased under agreements to resell using funds received under securities lending agreements."

        During 2009, the Company purchased asset-backed and commercial mortgage-backed securities under the Federal Reserve Bank of New York's ("FRBNY") Term Asset-Backed Securities Loan Facility ("TALF") program. TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to the Company, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

less a 'haircut' that varies based on the type of collateral. The Company can deliver the collateralized securities to a special purpose vehicle created by FRBNY in full defeasance of the borrowing. The Company elected to carry the securities and related borrowings at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and financial liabilities. The securities purchased under TALF are reflected as "TALF investments, at fair value" and the secured financing from the FRBNY is reflected as "TALF borrowings, at fair value." Changes in fair value for both the securities and borrowings are included in "Net realized gains (losses)," while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense.

        The Company's investment portfolio includes certain funds that invest in fixed maturity securities which, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as "Equity in net income (loss) of investment funds accounted for using the equity method" while changes in the carrying value of the Company's other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company's reported results of operations.

        Other investments include: (i) investment funds which predominantly invest in fixed maturity securities and (ii) privately held securities and other. The estimated fair value of investments in privately held securities, other than those carried under the equity method, are initially valued based upon transaction price and then adjusted upwards or downwards from the transaction price to reflect expected exit values.

        Investments in equity securities are carried at estimated fair value in accordance with FASB guidance regarding the accounting for certain investments in debt and equity securities. The Company elected to carry certain equity securities at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities.

        The Company performs quarterly reviews of its investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments ("OTTI"). The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline and (iv) the analysis of specific credit events. The Company evaluates the unrealized losses of its equity securities by issuer and forecasts a reasonable period of time by which the fair value of the securities would increase and the Company would recover its cost. If the Company is unable to forecast a reasonable period of time in which to recover the cost of its equity securities, a net impairment loss in earnings equivalent to the entire unrealized loss is recognized.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        In 2009, the Company adopted additional guidance that requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which an entity asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The effect of adoption was an increase to the amortized cost basis of debt securities that were impaired prior to 2009, net of deferred tax, of $62.0 million. The cumulative effect adjustment had no effect on total shareholders' equity as it increased retained earnings and reduced accumulated other comprehensive income. In accordance with the additional guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. See Note 7, "Investment Information—Other-Than-Temporary Impairments" for additional information.

        Under FASB guidance regarding the accounting for derivative instruments and hedging activities, all derivative financial instruments, including embedded derivative instruments, are required to be recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on whether it has been designated and qualifies as part of a hedging relationship and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged. The Company's investment strategy allows for the use of derivative instruments. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company's investment guidelines if implemented in other ways. Pursuant to FASB guidance, these instruments, which have no hedging designation, are recognized as assets and liabilities in the Company's balance sheet at fair value, based on quoted market prices, and all realized and unrealized contract gains and losses are included in net realized gains and losses in its results of operations.

        Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. Anticipated prepayments and expected maturities are used in applying the interest method for certain investments such as mortgage and other asset-backed securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income when determined. Equity in net income

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(loss) of investment funds accounted for using the equity method includes changes in the fair value of certain alternative investments accounted for under the equity method.

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

(i)
Contractholder Receivables and Payables

        Certain insurance policies written by the Company's insurance operations feature large deductibles, primarily in its construction and national accounts lines of business. Under such contracts, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively. In the event that the Company is unable to collect from the policyholder, the Company would record an increase to losses and loss adjustment expenses related to such policy.

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

(l)
Share-Based Payment Arrangements

        The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders' equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. The Company's share-based payment arrangements generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The share-based compensation expense associated with such awards that have graded vesting features and vest based on service

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

conditions only is calculated on a straight-line basis over the requisite service period for the entire award. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. These charges had no impact on the Company's cash flows or total shareholders' equity. See Note 17 for information relating to the Company's share-based payment awards.

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

(o)
Recent Accounting Pronouncements

        In October 2010, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with earlier adoption permitted. Retrospective application to all prior periods presented upon the date of adoption is also permitted but is not required. The Company plans to adopt this ASU on January 1, 2012 using a retrospective application and, based on a preliminary analysis, does not expect the adoption of the ASU to have a material impact on its consolidated financial statements. In applying the retrospective application, deferred policy acquisition costs and related deferred taxes will be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders' equity.

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

        The insurance segment consists of the Company's insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. Specialty product lines include: casualty; construction; executive assurance; healthcare; lenders products; national accounts; professional liability; programs; property, energy, marine and aviation; surety; travel and accident; and other (consisting of excess workers' compensation, employer's liability and alternative markets business).

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

        The following tables set forth an analysis of the Company's underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2011
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,444,485	$998,520	$3,436,456
Net premiums written(1)	1,721,279	952,047	2,673,326
Net premiums earned(1)	$1,679,047	$952,768	$2,631,815
Fee income	2,870	559	3,429
Losses and loss adjustment expenses	(1,172,742)	(554,811)	(1,727,553)
Acquisition expenses, net	(278,696)	(184,241)	(462,937)
Other operating expenses	(306,801)	(93,299)	(400,100)

Underwriting income (loss)	$(76,322)	$120,976	44,654

Net investment income			338,198
Net realized gains			110,646
Net impairment losses recognized in earnings			(9,062)
Equity in net income (loss) of investment funds accounted for using the equity method			(9,605)
Other income (loss)			(2,114)
Other expenses			(31,380)
Interest expense			(31,691)
Net foreign exchange gains			17,366

Income before income taxes			427,012
Income tax expense			9,346

Net income			436,358
Preferred dividends			(25,844)

Net income available to common shareholders			$410,514

Underwriting Ratios
Loss ratio	69.8%	58.2%	65.6%
Acquisition expense ratio(2)	16.4%	19.3%	17.5%
Other operating expense ratio	18.3%	9.8%	15.2%

Combined ratio	104.5%	87.3%	98.3%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31,
INSURANCE SEGMENT	2011	2010	2009
Net premiums written(1)
Property, energy, marine and aviation	$335,589	$321,529	$353,761
Programs	297,985	273,076	274,735
Professional liability	237,860	268,176	258,187
Executive assurance	231,405	219,458	220,088
Construction	120,405	112,827	131,792
Casualty	114,235	107,962	103,546
Travel and accident	71,940	71,237	68,617
National accounts	80,973	67,925	79,088
Lenders products	86,694	92,921	75,357
Surety	42,475	34,149	43,353
Healthcare	35,652	37,508	42,350
Other(2)	66,066	52,195	53,410

Total	$1,721,279	$1,658,963	$1,704,284

Net premiums earned(1)
Property, energy, marine and aviation	$322,510	$335,967	$338,430
Programs	287,598	272,406	275,586
Professional liability	252,037	264,603	255,117
Executive assurance	228,623	218,135	212,962
Construction	112,764	109,394	139,963
Casualty	111,654	109,613	121,146
Travel and accident	69,945	66,791	66,127
National accounts	79,542	74,538	67,093
Lenders products	75,291	71,170	62,906
Surety	41,119	37,967	49,219
Healthcare	35,906	39,722	43,947
Other(2)	62,058	50,800	56,023

Total	$1,679,047	$1,651,106	$1,688,519

Net premiums written by client location(1)
United States	$1,208,007	$1,183,238	$1,268,347
Europe	273,578	272,348	267,093
Other	239,694	203,377	168,844

Total	$1,721,279	$1,658,963	$1,704,284

Net premiums written by underwriting location(1)
United States	$1,153,835	$1,133,173	$1,243,063
Europe	463,855	436,483	384,363
Other	103,589	89,307	76,858

Total	$1,721,279	$1,658,963	$1,704,284

(1)
Insurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)
Includes excess workers' compensation, employer's liability, alternative markets and accident and health business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31,
REINSURANCE SEGMENT	2011	2010	2009
Net premiums written(1)
Property excluding property catastrophe(2)	$226,013	$249,791	$349,915
Property catastrophe	246,793	202,989	237,445
Casualty(3)	181,957	186,774	325,699
Other specialty	211,019	131,158	65,189
Marine and aviation	77,309	77,063	77,677
Other	8,956	4,302	2,903

Total	$952,047	$852,077	$1,058,828

Net premiums earned(1)
Property excluding property catastrophe(2)	$243,702	$282,163	$373,088
Property catastrophe	238,748	215,148	236,073
Casualty(3)	196,370	231,338	344,938
Other specialty	189,093	95,611	106,698
Marine and aviation	77,819	72,886	90,441
Other	7,036	4,231	2,988

Total	$952,768	$901,377	$1,154,226

Net premiums written(1)
Pro rata	$416,321	$411,962	$586,212
Excess of loss	535,726	440,115	472,616

Total	$952,047	$852,077	$1,058,828

Net premiums earned(1)
Pro rata	$435,311	$449,532	$704,470
Excess of loss	517,457	451,845	449,756

Total	$952,768	$901,377	$1,154,226

Net premiums written by client location(1)
United States	$512,319	$496,947	$668,985
Europe	250,809	195,006	213,211
Bermuda	60,246	75,517	127,212
Other	128,673	84,607	49,420

Total	$952,047	$852,077	$1,058,828

Net premiums written by underwriting location(1)
Bermuda	$531,254	$461,890	$596,334
United States	323,731	307,639	396,947
Other	97,062	82,548	65,547

Total	$952,047	$852,077	$1,058,828

(1)
Reinsurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

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

        The effects of reinsurance on the Company's written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2011	2010	2009
Premiums Written
Direct	$2,402,153	$2,338,428	$2,427,044
Assumed	1,034,303	928,359	1,165,887
Ceded	(763,130)	(755,747)	(829,819)

Net	$2,673,326	$2,511,040	$2,763,112

Premiums Earned
Direct	$2,357,656	$2,345,774	$2,439,173
Assumed	1,034,939	976,911	1,269,454
Ceded	(760,780)	(770,202)	(865,882)

Net	$2,631,815	$2,552,483	$2,842,745

Losses and Loss Adjustment Expenses
Direct	$1,584,815	$1,538,131	$1,486,349
Assumed	630,466	429,551	559,776
Ceded	(487,728)	(449,967)	(391,451)

Net	$1,727,553	$1,517,715	$1,654,674

        The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2011, approximately 90.1% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.4% of the Company's total shareholders' equity. At December 31, 2010, approximately 91.1% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.76 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.5% of the Company's total shareholders' equity. Although the Company has not experienced any material credit losses to date, an ability of its reinsurers or retrocessionaires to meet their obligations to it over the relevant exposure

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Reinsurance (Continued)

periods for any reason could have a material adverse effect on its financial condition and results of operations.

5. Reserve for Losses and Loss Adjustment Expenses

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2011	2010	2009
Reserve for losses and loss adjustment expenses at beginning of year	$8,098,454	$7,873,412	$7,666,957
Unpaid losses and loss adjustment expenses recoverable	1,703,201	1,659,500	1,729,135

Net reserve for losses and loss adjustment expenses at beginning of year	6,395,253	6,213,912	5,937,822
Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,012,569	1,664,411	1,843,875
Prior years	(285,016)	(146,696)	(189,201)

Total net incurred losses and loss adjustment expenses	1,727,553	1,517,715	1,654,674
Foreign exchange (gains) losses	(32,020)	(29,089)	60,506
Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(325,273)	(200,789)	(272,295)
Prior years	(1,127,350)	(1,106,496)	(1,166,795)

Total net paid losses and loss adjustment expenses	(1,452,623)	(1,307,285)	(1,439,090)
Net reserve for losses and loss adjustment expenses at end of year	6,638,163	6,395,253	6,213,912
Unpaid losses and loss adjustment expenses recoverable	1,818,047	1,703,201	1,659,500

Reserve for losses and loss adjustment expenses at end of year	$8,456,210	$8,098,454	$7,873,412

  2011 Prior Year Reserve Development

        During 2011, the Company recorded estimated net favorable development on prior year loss reserves of $285.0 million, which consisted of $232.9 million from the reinsurance segment and $52.1 million from the insurance segment.

        The reinsurance segment's net favorable development of $232.9 million, or 24.4 points of net premiums earned, consisted of $118.5 million from short-tailed lines, $99.0 million from long-tailed lines and $15.4 million from medium-tailed lines. Favorable development in short-tailed lines included $97.6 million of favorable development from property catastrophe and property other than property catastrophe reserves. Such amount included reductions of $7.5 million, $25.8 million and $59.8 million

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

from the 2007, 2009 and 2010 underwriting years, respectively, and $4.5 million from all other underwriting years. In addition, favorable development on short-tailed lines included $20.8 million in other specialty business, including $3.7 million, $2.2 million, $6.2 million and $2.7 million, respectively, from the 2007 to 2010 underwriting years, respectively, and $6.0 million from prior underwriting years. The reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from a lower level of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2011. The reduction of loss estimates in 2011 for the reinsurance segment's short-tailed lines included an aggregate of $19.4 million of favorable development from the 2005, 2008 and 2010 named catastrophic events. Net favorable development of $99.0 million in long-tailed lines included reductions in casualty reserves from the 2002 to 2007 underwriting years of $14.1 million, $16.6 million, $30.9 million, $24.7 million, $11.3 million and $16.2 million, respectively, which primarily resulted from a lower level of reported and paid claims activity than previously anticipated on U.S. and international excess liability, professional liability and D&O lines. Such amounts were partially offset by adverse development of $2.2 million and $12.4 million from the 2008 and 2009 underwriting years, respectively, on long-tailed lines which primarily resulted from increases in loss selections due to the reinsurance segment's view of the current insurance environment. Favorable development on medium-tailed lines resulted from reductions in marine and aviation reserves of $2.3 million, $2.2 million and $6.7 million, respectively, from the 2006 to 2008 underwriting years and $4.2 million from other underwriting years. The reinsurance segment's reserves for more mature underwriting years are now based more on actual loss activity and historical patterns than on the initial assumptions based on pricing indications.

        The insurance segment's net favorable development of $52.1 million, or 3.1 points of net premiums earned, consisted of net favorable development of $75.7 million from short-tailed lines, partially offset by $23.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines reflected $67.2 million of favorable development in property reserves, including $18.1 million, $19.3 million and $31.1 million, respectively, from the 2008 to 2010 accident years (i.e., the year in which a loss occurred), and $7.5 million of favorable development in surety business, including $2.7 million, $4.2 million and $5.0 million from the 2004, 2008 and 2009 accident years, partially offset by $3.8 million of adverse development from the 2006 accident year. The reduction of loss estimates in 2011 for the insurance segment's short-tailed lines included an aggregate of $23.0 million of favorable development from the 2005, 2008 and 2010 named catastrophic events. In addition, adverse development in alternative markets business from the 2009 to 2010 accident years of $9.3 million, which was primarily related to experience on a single account, was partially offset by $8.0 million of favorable development from the 2004 to 2008 accident years. The adverse development on longer-tailed lines primarily resulted from $32.3 million of increases in casualty reserves which included $14.3 million of adverse development, primarily from the 2005 and 2007 accident years, on New York residential contractors business based on the most recent actuarial analyses, $8.5 million of adverse development on a 2010 accident year energy casualty claim, and $9.5 million from other commercial claims. In addition, there was $9.8 million of adverse development in program business, including $2.8 million and $6.8 million from the 2003 and 2004 accident years on a small number of programs. Favorable development was indicated on healthcare business, with $13.8 million of releases from the 2004 to 2008 accident years resulting from a continuation of better than expected loss emergence, and on marine business, with $4.6 million of releases in the 2009 accident year. Development in professional lines (professional liability and executive assurance) was minimal in the aggregate, with adverse development of $3.0 million, $10.4 million and $11.6 million in the 2006, 2008

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

and 2010 accident years substantially offset by favorable development of $8.2 million and $15.2 million from the 2007 and 2009 accident years.

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

        The insurance segment's net favorable development of $19.1 million, or 1.2 points, reflected reductions in property reserves from the 2005 to 2009 accident years of $5.3 million, $6.8 million, $7.9 million, $23.4 million and $4.3 million, respectively, and reductions in healthcare and other lines of $11.4 million and $11.5 million, respectively, which were spread across a number of accident years. In addition, the insurance segment had reductions in professional liability reserves from the 2007 and 2008 accident years of $11.2 million and $7.9 million, respectively, partially offset by adverse development from the 2006 accident year of $8.4 million. The loss ratio for the year ended December 31, 2010 reflected adverse development in casualty reserves from the 2003 to 2005 accident years of $16.6 million, $9.8 million and $11.0 million, respectively, which was primarily due to a small number of high severity claims in excess casualty and a high frequency of small claims in specialty casualty. Additionally, there was adverse development in program reserves from the 2003, 2005 and 2009 accident years of $7.6 million, $6.7 million and $9.3 million, respectively, partially offset by reductions from the 2006 to 2008 accident years of $6.1 million, $4.7 million and $4.2 million, respectively. In addition, the insurance segment had adverse development in executive assurance reserves from the 2008 and 2009 accident years of $14.1 million and $21.3 million, respectively, partially offset by

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

reductions from the 2003, 2004, 2006 and 2007 accident years of $2.0 million, $2.6 million, $3.4 million and $7.6 million, respectively.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information

  Available For Sale Securities

        The following table summarizes the fair value and cost or amortized cost of the Company's securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses(2)
At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,596,118	$79,407	$(29,922)	$2,546,633	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	737,477	33,486	(17,684)	721,675	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)

Total	9,431,998	296,743	(84,703)	9,219,958	(29,051)
Equity securities	299,584	22,870	(22,344)	299,058	—
Other investments	238,111	8,340	(5,610)	235,381	—
Short-term investments	904,219	390	(5,292)	909,121	—

Total	$10,873,912	$328,343	$(117,949)	$10,663,518	$(29,051)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,714,375	$97,400	$(18,343)	$2,635,318	$(18,047)
Mortgage backed securities	1,806,813	18,801	(26,893)	1,814,905	(21,147)
Municipal bonds	1,182,100	40,410	(6,958)	1,148,648	(125)
Commercial mortgage backed securities	1,167,299	31,743	(6,028)	1,141,584	(3,481)
U.S. government and government agencies	872,149	20,150	(5,696)	857,695	(207)
Non-U.S. government securities	732,666	39,539	(11,894)	705,021	(72)
Asset backed securities	558,032	20,672	(3,990)	541,350	(3,954)

Total	9,033,434	268,715	(79,802)	8,844,521	(47,033)
Equity securities	310,194	20,660	(3,424)	292,958	—
Other investments	275,538	24,280	(1,332)	252,590	—
Short-term investments	915,841	2,845	(492)	913,488	—

Total	$10,535,007	$316,500	$(85,050)	$10,303,557	$(47,033)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See "—Securities Lending Agreements."

(2)
Represents the total other-than-temporary impairments ("OTTI") recognized in accumulated other comprehensive income ("AOCI"). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2011, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $18.0 million, compared to a net unrealized loss of $7.1 million at December 31, 2010.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$781,635	$(24,977)	$47,687	$(4,945)	$829,322	$(29,922)
Mortgage backed securities	255,101	(11,988)	44,606	(11,238)	299,707	(23,226)
Municipal bonds	39,156	(537)	14,988	(349)	54,144	(886)
Commercial mortgage backed securities	87,796	(1,676)	14,582	(1,228)	102,378	(2,904)
U.S. government and government agencies	7,059	(3)	—	—	7,059	(3)
Non-U.S. government securities	310,182	(16,139)	20,482	(1,545)	330,664	(17,684)
Asset backed securities	260,647	(8,197)	7,317	(1,881)	267,964	(10,078)

Total	1,741,576	(63,517)	149,662	(21,186)	1,891,238	(84,703)
Equity securities	130,045	(22,039)	1,923	(305)	131,968	(22,344)
Other investments	98,605	(3,053)	22,443	(2,557)	121,048	(5,610)
Short-term investments	189,100	(5,292)	—	—	189,100	(5,292)

Total	$2,159,326	$(93,901)	$174,028	$(24,048)	$2,333,354	$(117,949)

At December 31, 2010
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$530,956	$(16,580)	$20,351	$(1,763)	$551,307	$(18,343)
Mortgage backed securities	913,138	(20,331)	57,895	(6,562)	971,033	(26,893)
Municipal bonds	294,978	(6,440)	8,465	(518)	303,443	(6,958)
Commercial mortgage backed securities	311,703	(5,273)	22,030	(755)	333,733	(6,028)
U.S. government and government agencies	190,497	(5,696)	—	—	190,497	(5,696)
Non-U.S. government securities	271,446	(7,418)	45,884	(4,476)	317,330	(11,894)
Asset backed securities	75,655	(827)	8,126	(3,163)	83,781	(3,990)

Total	2,588,373	(62,565)	162,751	(17,237)	2,751,124	(79,802)
Equity securities	68,629	(3,424)	—	—	68,629	(3,424)
Other investments	46,750	(916)	2,850	(416)	49,600	(1,332)
Short-term investments	42,030	(492)	—	—	42,030	(492)

Total	$2,745,782	$(67,397)	$165,601	$(17,653)	$2,911,383	$(85,050)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See "—Securities Lending Agreements."

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        At December 31, 2011, on a lot level basis, approximately 1,150 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $3.0 million. At December 31, 2010, on a lot level basis, approximately 1,130 security lots out of a total of approximately 4,360 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $2.6 million.

        The contractual maturities of the Company's fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$486,986	$476,734	$414,390	$398,795
Due after one year through five years	2,850,578	2,793,982	2,924,879	2,833,955
Due after five years through 10 years	2,532,834	2,441,800	1,719,446	1,671,306
Due after 10 years	345,755	326,451	442,575	442,626

	6,216,153	6,038,967	5,501,290	5,346,682
Mortgage backed securities	1,592,762	1,588,355	1,806,813	1,814,905
Commercial mortgage backed securities	1,046,326	1,020,450	1,167,299	1,141,584
Asset backed securities	576,757	572,186	558,032	541,350

Total	$9,431,998	$9,219,958	$9,033,434	$8,844,521

  Securities Lending Agreements

        The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At December 31, 2011, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $56.4 million and $54.5 million, respectively, compared to $75.6 million and $72.5 million at December 31, 2010, respectively. At December 31, 2011, the portfolio of collateral backing the Company's securities lending program included approximately $7.3 million fair value of sub-prime securities with an average credit quality of "CCC/Caa2" from Standard & Poor's Rating Services ("S&P")/ Moody's Investors Service ("Moody's"), compared to $13.2 million with an average credit quality of "B-/Caa2" from S&P/Moody's at December 31, 2010.

  Fair Value Option

        The Company elected to carry certain fixed maturity securities, equity securities and other investments at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in "Net realized gains (losses)." The primary reasons for electing the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

fair value option were to reflect economic events in earnings on a timely basis and address simplification and cost-benefit considerations.

        The Company also elected to carry the securities and related borrowings under the Federal Reserve Bank of New York's ("FRBNY") Term Asset-Backed Securities Loan Facility ("TALF") at fair value under the fair value option. The primary reason for electing the fair value option on the TALF investments and TALF borrowings was to mitigate volatility in equity from using different measurement attributes (i.e., TALF investments carried at fair value whereas the related TALF borrowings would be recorded on an accrual basis absent electing the fair value option). Changes in fair value for both the securities and borrowings are included in "Net realized gains (losses)" while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense.

        The following table summarizes the Company's assets and liabilities which are accounted for using the fair value option:

	December 31,
	2011	2010
Fixed maturities	$147,779	$124,969
Equity securities	87,403	94,204
Other investments (par: $138,062 and $0)	131,721	—

Investments accounted for using the fair value option	366,903	219,173
Securities sold but not yet purchased(1)	(27,178)	(41,143)
TALF investments	387,702	402,449
TALF borrowings	(310,486)	(325,770)

Net assets accounted for using the fair value option	$416,941	$254,709

(1)
Represents the Company's obligations to deliver securities that it did not own at the time of sale. Such amounts are included in "other liabilities" on the Company's consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2011	2010	2009
Fixed maturities	$331,469	$378,682	$404,861
Equity securities	7,332	1,363	—
Short-term investments	2,174	1,337	1,897
Other(1)	22,006	3,882	4,413

Gross investment income	362,981	385,264	411,171
Investment expenses	(24,783)	(20,386)	(21,040)

Net investment income	$338,198	$364,878	$390,131

(1)
Includes interest on term loan investments (included in "investments accounted for using the fair value option"), dividends on investment funds and other items.

  Net Realized Gains (Losses)

        Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Year Ended December 31,
	2011	2010	2009
Available for sale securities:
Gross gains on investment sales	$271,818	$288,898	$362,581
Gross losses on investment sales	(132,166)	(103,327)	(236,838)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(12,164)	(489)	14,849
Equity securities	(31,519)	14,217	(358)
Other investments	(3,272)	—	—
TALF investments	1,412	10,176	3,073
TALF borrowings	(58)	(735)	1,175
Derivative instruments(1)	19,851	42,023	(464)
Other	(3,256)	1,988	(436)

Net realized gains	$110,646	$252,751	$143,582

(1)
See Note 9 for information on the Company's derivative instruments.

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

	Year Ended December 31,
	2011	2010	2009
Fixed maturities:
Mortgage backed securities	$5,023	$6,096	$17,607
Asset backed securities	10	2,166	26,862
Corporate bonds	931	1,406	3,824

Total	5,964	9,668	48,293
Investment of funds received under securities lending agreements	1,623	1,653	3,488
Other investments	—	—	14,352
Equity securities	1,475	—	—

Total OTTI recognized in earnings	$9,062	$11,321	$66,133

        A description of the methodology and significant inputs used to measure the amount of OTTI in 2011 is as follows:

  •
  Mortgage backed securities—the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. The expected recovery values were reduced on a number of mortgage backed securities, primarily as a result of increases in expected default expectations and foreclosure costs. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

  •
  Investment of funds received under securities lending agreements—the Company utilized analysis from its securities lending program manager in order to determine an expected recovery value for certain collateral backing the Company's securities lending program which was invested in sub-prime securities. The analysis provided expected cash flow projections for the securities using similar criteria as described in the mortgage backed securities section above. The amortized cost basis of the investment of funds received under securities lending agreements was adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

  •
  Corporate bonds—the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  •
  Equity securities—the Company utilized information received from asset managers on common stocks, including the business prospects, recent events, industry and market data and other factors. For certain equities which were in an unrealized loss position and where the Company determined that it did not have the intent or ability to hold such securities for a reasonable period of time by which the fair value of the securities would increase and the Company would recover its cost, the cost basis of such securities was adjusted down accordingly.

        The Company believes that the $29.1 million of OTTI included in accumulated other comprehensive income at December 31, 2011 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2011, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

        The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2011	2010	2009
Balance at start of year	$86,040	$84,147	$35,474
Credit loss impairments recognized on securities not previously impaired	3,736	2,501	16,221
Credit loss impairments recognized on securities previously impaired	3,850	8,820	35,530
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(27,081)	(9,428)	(3,078)

Balance at end of year	$66,545	$86,040	$84,147

  Restricted Assets

        The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company's insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 14,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

"Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities," for further details. The following table details the value of the Company's restricted assets:

	December 31, 2011	December 31, 2010
Assets used for collateral or guarantees:
Affiliated transactions	$4,321,535	$4,491,649
Third party agreements	757,669	948,020
Deposits with U.S. regulatory authorities	288,458	263,077
Deposits with non-U.S. regulatory authorities	169,733	122,341
Trust funds	60,558	48,140

Total restricted assets	$5,597,953	$5,873,227

  Investment Funds Accounted For Using the Equity Method

        The Company recorded equity in net loss related to investment funds accounted for using the equity method of $9.6 million for 2011, compared to equity in net income of $61.4 million and $167.8 million for 2010 and 2009, respectively. Due to the ownership structure of these investment funds (e.g., limited partnership), which invest in fixed maturity securities, the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as "Equity in net income (loss) of investment funds accounted for using the equity method" while changes in the carrying value of the Company's other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company's reported results of operations. Investment funds accounted for using the equity method (excluding the Company's investment in Aeolus LP) totaled $345.3 million at December 31, 2011, compared to $434.6 million at December 31, 2010.

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

        The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At December 31, 2011, the Company obtained an average of 2.8 quotes or prices per investment, compared to 2.7 quotes or prices at December 31, 2010. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At December 31, 2011, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company's investment portfolio at December 31, 2011.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $11.97 billion of financial assets and liabilities measured at fair value at December 31, 2011, approximately $1.19 billion, or 9.9%, were priced using non-binding broker-dealer quotes. Of the $11.52 billion of financial assets and liabilities measured at fair value at December 31, 2010, approximately $1.81 billion, or 15.7%, were priced using non-binding broker-dealer quotes.

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

        The Company determined that certain Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy and certain other corporate bonds. In addition, the Company determined that certain mutual funds, included in other investments, which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy. The Company reviews the classification of its investments each quarter. No securities were reclassified between Level 2 and Level 3 during the periods presented.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The following table presents the Company's financial assets and liabilities measured at fair value by level at December 31, 2011:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,596,118	$—	$2,504,027	$92,091
Mortgage backed securities	1,592,762	—	1,592,762	—
Municipal bonds	1,430,565	—	1,430,565	—
Commercial mortgage backed securities	1,046,326	—	1,046,326	—
U.S. government and government agencies	1,451,993	1,451,993	—	—
Non-U.S. government securities	737,477	—	737,477	—
Asset backed securities	576,757	—	576,757	—

Total	9,431,998	1,451,993	7,887,914	92,091
Equity securities	299,584	299,528	56	—
Other investments	238,111	—	232,987	5,124
Short-term investments	904,219	837,371	66,848	—
Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	122,935	—	122,935	—
Non-U.S. government bonds	24,844	—	24,844	—
Equity securities	87,403	87,403	—	—
Other investments	131,721	—	131,721	—

Total	366,903	87,403	279,500	—
TALF investments	387,702	—	387,702	—

Total assets measured at fair value	$11,628,517	$2,676,295	$8,855,007	$97,215

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$310,486	$—	$310,486	$—
Securities sold but not yet purchased(2)	27,178	27,178	—	—

Total liabilities measured at fair value	$337,664	$27,178	$310,486	$—

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)
Represents the Company's obligation to deliver securities that it did not own at the time of sale. Such amounts are included in "other liabilities" on the Company's consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The following table presents the Company's financial assets and liabilities measured at fair value by level at December 31, 2010:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,714,375	$—	$2,560,866	$153,509
Mortgage backed securities	1,806,813	—	1,806,813	—
Municipal bonds	1,182,100	—	1,182,100	—
Commercial mortgage backed securities	1,167,299	—	1,167,299	—
U.S. government and government agencies	872,149	872,149	—	—
Non-U.S. government securities	732,666	—	732,666	—
Asset backed securities	558,032	—	558,032	—

Total	9,033,434	872,149	8,007,776	153,509
Equity securities	310,194	297,623	12,571	—
Other investments	275,538	—	267,680	7,858
Short-term investments	915,841	859,042	56,799	—
Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	124,969	—	124,969	—
Non-U.S. government bonds	—	—	—	—
Equity securities	94,204	94,204	—	—
Other investments	—	—	—	—

Total	219,173	94,204	124,969	—
TALF investments	402,449	—	402,449	—

Total assets measured at fair value	$11,156,629	$2,123,018	$8,872,244	$161,367

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$325,770	$—	$325,770	$—
Securities sold but not yet purchased(2)	41,143	41,143	—	—

Total liabilities measured at fair value	$366,913	$41,143	$325,770	$—

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)
Represents the Company's obligation to deliver securities that it did not own at the time of sale. Such amounts are included in "other liabilities" on the Company's consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for 2011, 2010 and 2009:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total
Year Ended December 31, 2011
Balance at beginning of year	$153,509	$7,858	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	2,276	1,709	3,985
Included in other comprehensive income	(4,515)	(3,777)	(8,292)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	(49,947)	(666)	(50,613)
Settlements	(9,232)	—	(9,232)
Transfers in and/or out of Level 3	—	—	—

Balance at end of year	$92,091	$5,124	$97,215

Year Ended December 31, 2010
Balance at beginning of year	$178,385	$49,668	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	11,687	3,250	14,937
Included in other comprehensive income	(8,744)	(694)	(9,438)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(42,157)	(42,157)
Settlements	(27,819)	(2,209)	(30,028)
Transfers in and/or out of Level 3	—	—	—

Balance at end of year	$153,509	$7,858	$161,367

Year Ended December 31, 2009
Balance at beginning of year	$142,571	$40,339	$182,910
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	2,395	(14,117)	(11,722)
Included in other comprehensive income	52,698	24,075	76,773
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(629)	(629)
Settlements	(19,279)	—	(19,279)
Transfers in and/or out of Level 3	—	—	—

Balance at end of year	$178,385	$49,668	$228,053

(1)
Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The amount of total gains for 2011 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011 was $0.6 million. The amount of total gains for 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010 was $14.9 million. The amount of total losses for 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009 was $2.6 million.

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

        Investments accounted for using the equity method and Investment in joint venture.    When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using the techniques discussed above in "—Fair Value Measurements on a Recurring Basis."

        Goodwill and Intangible Assets.    The goodwill and intangible assets of acquired businesses, which totaled $22.3 million and $23.2 million, respectively, at December 31, 2011 and 2010, is included in "Other assets" in the Company's balance sheet and represents the difference between the purchase price and the fair value of the net tangible assets of the acquired businesses. The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, but at least annually for goodwill. When the Company determines goodwill and intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value.

        Long-Lived Assets.    The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable.

9. Derivative Instruments

        The Company's investment strategy allows for the use of derivative securities. The Company's derivative instruments are recorded on its consolidated balance sheets at fair value. The fair values of those derivatives are based on quoted market prices. All realized and unrealized contract gains and losses are reflected in the Company's results of operations. The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios. Certain of the Company's corporate bonds are managed in a global bond portfolio which incorporates the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements on the portfolio's non-U.S. Dollar denominated holdings. In addition, the Company utilizes other foreign currency forward contracts and currency options as part of its investment strategy.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments (Continued)

        In addition, the Company purchases to-be-announced mortgage backed securities ("TBAs") as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company's position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2011 or December 31, 2010.

        The following table summarizes information on the fair values and notional values of the Company's derivative instruments. The fair value of TBAs is included in fixed maturities while the fair value of all other derivatives is included in other investments in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	Estimated Fair Value	Notional Value	Estimated Fair Value	Notional Value
At December 31, 2011
Futures contracts	$771	$364,035	$(145)	$16,275
Foreign currency forward contracts	11,937	352,992	(6,558)	253,733
TBAs	23,661	23,000	(2,178)	2,000
Other	4,005	187,613	(2,048)	309,931

Total	$40,374		$(10,929)

At December 31, 2010
Futures contracts	$1,968	$512,292	$(62)	$23,544
Foreign currency forward contracts	4,093	119,969	(13,582)	277,908
TBAs	125,397	121,100	—	—
Other	14,236	239,552	(4,595)	268,597

Total	$145,694		$(18,239)

        The following table summarizes derivative instrument activity, which is reflected as net realized gains or losses in the consolidated statements of operations:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2011	2010	2009
Futures contracts	$2,293	$36,675	$3,791
Foreign currency forward contracts	895	(5,266)	(5,798)
TBAs	12,329	6,311	1,154
Other	4,334	4,303	389

Total	$19,851	$42,023	$(464)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Comprehensive Income (Loss)

        Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Year Ended December 31, 2011
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$112,834	$18,987	$93,847
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(4,788)	—	(4,788)
Less reclassification of net realized gains included in net income	130,690	2,340	128,350
Foreign currency translation adjustments	(12,461)	(1,172)	(11,289)

Other comprehensive income (loss)	$(35,105)	$15,475	$(50,580)

Year Ended December 31, 2010
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	$242,515	$5,779	$236,736
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,752)	—	(1,752)
Less reclassification of net realized gains included in net income	175,628	5,697	169,931
Foreign currency translation adjustments	2,312	1,388	924

Other comprehensive income	$67,447	$1,470	$65,977

Year Ended December 31, 2009
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	$585,278	$11,094	$574,184
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(81,376)	—	(81,376)
Less reclassification of net realized gains included in net income	54,655	6,077	48,578
Foreign currency translation adjustments	13,555	2,196	11,359

Other comprehensive income	$462,802	$7,213	$455,589

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Earnings Per Common Share

        The calculation of basic earnings per common share excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of Common Shares, including vested restricted shares, outstanding for the periods. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$436,358	$842,588	$876,945
Preferred dividends	(25,844)	(25,844)	(25,844)

Net income available to common shareholders	$410,514	$816,744	$851,101

Denominator:
Weighted average common shares outstanding—basic	132,221,970	150,545,148	178,681,083
Effect of dilutive common share equivalents:
Nonvested restricted shares	940,612	1,044,444	929,013
Stock options(1)	5,127,120	5,975,565	6,171,300

Weighted average common shares and common share equivalents outstanding—diluted	138,289,702	157,565,157	185,781,396

Earnings per common share:
Basic	$3.10	$5.43	$4.76

Diluted	$2.97	$5.18	$4.58

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2011, 2010 and 2009, the number of stock options excluded were 462,020, 577,155 and 2,562,555, respectively.

12. Income Taxes

        ACGL is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to ACGL or any of its operations until March 31, 2035. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.

        ACGL and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income that is effectively

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

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

        The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2011	2010	2009
Current (benefit) expense:
United States	$(214)	$11,300	$20,985
Non-U.S.	8,037	7,993	2,627

	7,823	19,293	23,612
Deferred (benefit) expense:
United States	(11,108)	(12,796)	(1,485)
Non-U.S.	(6,061)	1,371	(1,419)

	(17,169)	(11,425)	(2,904)

Income tax (benefit) expense	$(9,346)	$7,868	$20,708

        The Company's income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2011	2010	2009
Income (Loss) Before Income Taxes:
Bermuda	$454,042	$823,005	$810,909
United States	(17,338)	23,202	82,306
Other	(9,692)	4,249	4,438

Total	$427,012	$850,456	$897,653

        The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. The statutory tax rates by jurisdiction were as

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

follows: Bermuda (0.0%), United States (35.0%), United Kingdom (26.5%), Ireland (12.5%), Denmark (25.0%) and the Netherlands (23.3%).

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2011	2010	2009
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$(4,941)	$10,155	$31,162
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(8,885)	(8,281)	(8,911)
Meals and entertainment	633	657	462
State taxes, net of U.S. federal tax benefit	309	402	506
U.S. operations' foreign taxes, net of U.S. federal tax benefit	(402)	(253)	(983)
Prior year adjustment	(91)	677	(1,992)
Non deductible foreign exchange losses	978	1,067	—
Changes in applicable tax rate	217	1,469	—
Dividend withholding taxes	2,237	718	—
Other	599	1,257	464

Income tax (benefit) expense	$(9,346)	$7,868	$20,708

        The Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $5.0 million at December 31, 2011. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2018 and 2020.

        The Company also has a foreign tax credit carryforward of $10.4 million, of which $7.4 million relates to the Company's U.S. operations and will expire between 2018 and 2021. The remaining $3.0 million of foreign tax credits relate to the Company's Lloyd's operations and can be carried forward indefinitely. Additionally, the Company has an alternative minimum tax ("AMT") credit carryforward in the amount of $13.1 million which can be carried forward indefinitely.

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

        One of the Company's U.K. subsidiaries has a net operating loss carryforward of $0.3 million which can be carried forward without expiration.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities were as follows:

	December 31,
	2011	2010
Deferred income tax assets:
Net operating loss	$1,831	$2,387
Deferred ceding commission	—	6,697
AMT credit carryforward	13,127	6,642
Discounting of net loss reserves	45,329	37,955
Net unearned premium reserve	26,048	13,563
Compensation liabilities	21,357	22,396
Foreign tax credit carryforward	10,374	6,238
Interest expense	1,506	950
Other, net	11,377	9,784

Total deferred tax assets	130,949	106,612

Deferred income tax liabilities:
Depreciation and amortization	(5,674)	(6,211)
Deferred acquisition costs, net	(13,447)	(2,850)
Deposit accounting liability	(4,922)	(4,702)
Net unrealized foreign exchange gains	(1,850)	(3,021)
Net unrealized appreciation of investments	(35,117)	(21,102)
Other, net	(2,482)	(2,748)

Total deferred tax liabilities	(63,492)	(40,634)

Net deferred income tax asset	$67,457	$65,978

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

        As of December 31, 2011 and 2010, the Company's total unrecognized tax benefits, including interest and penalties, were nil.

        The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination for years before 2008.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        In addition to unrecognized tax benefits, the Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2011 and 2010, the Company's valuation allowance was nil.

        During 2011, 2010 and 2009, the Company paid $1.9 million, $7.2 million and $31.4 million for income taxes, net of recoveries, respectively. As of December 31, 2011, the Company's current income tax recoverable (included in "Other assets") was $9.9 million.

  Federal Excise Taxes

        The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For 2011, 2010 and 2009, the Company incurred approximately $9.3 million, $11.5 million and $12.8 million, respectively, of federal excise taxes. Such amounts are reflected as acquisition expenses in the Company's consolidated statements of income.

13. Transactions with Related Parties

        The Company made an investment of $50.0 million in Aeolus LP ("Aeolus") in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. The Company's investment in Aeolus, included in "Investments accounted for using the equity method" on the balance sheet, represents an approximate 4% share in Aeolus and is accounted for using the equity method. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus. During 2010, all remaining shares of the Company owned by Warburg Pincus were distributed. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During 2011, 2010 and 2009, the Company received distributions of $33.2 million, $20.0 million and $14.0 million, respectively, from Aeolus. See Note 22, "Subsequent Events" for further information on the Company's investment in Aeolus.

14. Commitments and Contingencies

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

        The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively, "reinsurance recoverables"), investments and cash and cash equivalent balances. The Company's reinsurance recoverables at December 31, 2011 and 2010 amounted to $1.98 billion and $1.89 billion, respectively, and primarily

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

        In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2011, approximately 19.4% and 14.2% of the Company's consolidated gross written premiums were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively, compared to approximately 18.8% and 15.1% for 2010, respectively, and 21.4% and 15.6% for 2009, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2011, 2010 and 2009.

        The Company's available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2011 other than investments issued or guaranteed by the United States government or its agencies.

  Dividends for Preferred Shares

        On October 31, 2011, the Company's board of directors declared dividends with respect to the $200.0 million principal amount of 8.0% series A non-cumulative preferred shares outstanding and $125.0 million principal amount of 7.875% series B non-cumulative preferred shares outstanding (together, "Preferred Shares"). All such dividends will be payable out of lawfully available funds for the payment of dividends under Bermuda law on February 15, 2012 to holders of record of the Preferred Shares as of February 1, 2012, unless determined otherwise by the board of directors or the executive committee of the board of directors on or prior to the applicable effective date. At December 31, 2011, the Company had declared an aggregate of $3.3 million of dividends to be paid to the holders of the Preferred Shares. See Note 16, "Shareholders' Equity—Preferred Shares," for additional information.

  Investment Commitments

        The Company's investment commitments, which are primarily related to investment funds accounted for using the equity method, were approximately $274.7 million at December 31, 2011.

  Letter of Credit and Revolving Credit Facilities

        As of December 31, 2011, the Company had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the "Credit Agreement"). Under the terms of the Credit Agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company's insurance and reinsurance subsidiaries. The Credit Agreement

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company's compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.09 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2011 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of the Company's subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2011. The Credit Agreement expires on August 18, 2014.

        In addition, the Company has access to secured letter of credit facilities for up to a total of $80.0 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the "LOC Facilities"). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company's reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company's business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company's investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2011. At such date, the Company had approximately $515.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $607.7 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

  TALF Program

        TALF provides secured financing for asset-backed securities backed by certain types of consumer and small business loans and for legacy commercial mortgage-backed securities. TALF financing is non-recourse to the Company, except in certain limited instances, and is collateralized by the purchased securities and provides financing for the purchase price of the securities, less a 'haircut' that varies based on the type of collateral. The Company can deliver the collateralized securities to a special purpose vehicle created by the FRBNY in full defeasance of the borrowings. As of December 31, 2011, the Company had $387.7 million of securities under TALF, consisting of 19 individual TALF investments, which are reflected as "TALF investments, at fair value" and $310.5 million of secured financing from the FRBNY which is reflected as "TALF borrowings, at fair value." The maturity dates for the TALF borrowings range from July 2012 to March 2015, with interest rates that range from

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

approximately 1.2% to 3.9% based on either variable or fixed interest rates depending on the related TALF investments. See Note 22, "Subsequent Events," for further information.

  Leases and Purchase Obligations

        At December 31, 2011, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company's operating leases are as follows:

2012	$16,189
2013	15,072
2014	13,774
2015	12,303
2016	11,827
Thereafter	52,445

Total	$121,610

        All of these leases are for the rental of office space, with expiration terms that range from 2012 to 2024. Rental expense, net of income from subleases, was approximately $16.4 million, $15.0 million and $16.9 million for 2011, 2010 and 2009, respectively.

        The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $17.0 million and 30.1 million at December 31, 2011 and 2010, respectively.

  Employment and Other Arrangements

        At December 31, 2011, the Company has entered into employment agreements with certain of its executive officers for periods extending up to November 2013. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

15. Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. The fair value of the Senior Notes at December 31, 2011 and 2010 was $353.8 million and $310.9 million, respectively.

        During 2011, 2010 and 2009, the Company made interest payments of $30.5 million, $29.9 million and $24.6 million, respectively, related to its Senior Notes and other financing arrangements discussed in Note 14.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Shareholders' Equity

  Authorized and Issued

        The authorized share capital of the Company consists of 600 million Common Shares, par value of $0.0033 per share, and 50 million Preferred Shares, par value of $0.01 per share.

  Common Shares

        The following table presents a roll-forward of changes in the Company's issued and outstanding Common Shares:

	Year Ended December 31,
	2011	2010	2009
Common Shares:
Shares issued and outstanding, beginning of year	160,073,616	164,285,034	181,535,922
Shares issued(1)	3,592,713	3,711,228	1,583,859
Restricted shares issued, net of cancellations	970,009	1,107,183	1,558,269
Shares repurchased and retired(2)	—	(9,029,829)	(20,393,016)

Shares issued, end of year	164,636,338	160,073,616	164,285,034
Common shares in treasury, end of year	(30,277,993)	(20,441,391)	—

Shares issued and outstanding, end of year	134,358,345	139,632,225	164,285,034

(1)
Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

(2)
Includes shares repurchased and retired from the share repurchase plan.

  Share Repurchases

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through December 31, 2011, ACGL has repurchased approximately 104.8 million common shares for an aggregate purchase price of $2.56 billion. During 2011, ACGL repurchased 9.6 million common shares for an aggregate purchase price of $288.0 million, compared to 29.2 million common shares for an aggregate purchase price of $761.9 million during 2010 and 20.1 million common shares for an aggregate purchase price of $458.4 during 2009. Weighted average shares outstanding for 2011 were reduced by 103.2 million shares, compared to 81.0 million shares for 2010 and 48.7 million shares for 2009. At December 31, 2011, approximately $942.0 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Shareholders' Equity (Continued)

  Treasury Shares

        In May 2010, ACGL's shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL's board of directors. From May 5, 2010 to December 31, 2011, all repurchases of ACGL's common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in 'Common shares held in treasury, at cost.' Prior to May 5, 2010, such acquisitions were reflected as a reduction in additional paid-in capital. At December 31, 2011, the Company held 30.3 million shares for an aggregate cost of $845.5 million in treasury, at cost.

  Preferred Shares

        During 2006, ACGL completed two public offerings of non-cumulative preferred shares ("Preferred Shares"). On February 1, 2006, $200.0 million principal amount of 8.0% series A non-cumulative preferred shares ("Series A Preferred Shares") were issued and, on May 24, 2006, $125.0 million principal amount of 7.875% series B non-cumulative preferred shares ("Series B Preferred Shares") were issued. The net proceeds of the offerings were used to support the underwriting activities of ACGL's insurance and reinsurance subsidiaries. Certain executive officers and directors of the Company own less than 1% of the aggregate outstanding Preferred Shares. ACGL has the right to redeem all or a portion of each series of Preferred Shares at a liquidation preference price of $25.00 per share.

        Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.0% of the $25.00 liquidation preference per annum for the Series A Preferred Shares and 7.875% of the $25.00 liquidation preference per annum for the Series B Preferred Shares. The Company paid $25.8 million in 2011, 2010 and 2009 to holders of the Preferred Shares. See Note 14, "Commitments and Contingencies—Dividends for Preferred Shares," for additional information.

17. Share-Based Compensation

  Long Term Incentive and Share Award Plans

        On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the "ESPP"). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an "employee share purchase plan" under Section 423 of the Code. A total of 2,250,000 common shares are reserved for issuance under the ESPP. At December 31, 2011, approximately 1,337,854 shares remain available for issuance. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share-Based Compensation (Continued)

compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant's right to purchase stock under the ESPP cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year. The Company recorded $0.7 million of share-based compensation expense, net of a tax benefit of $0.3 million, related to the ESPP for 2011, compared to $0.6 million, net of a tax benefit of $0.2 million, for 2010 and $0.5 million, net of a tax benefit of $0.1 million, for 2009.

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

        Following shareholder approval on May 11, 2007, the 2005 Long Term Incentive and Share Award Plan (the "2005 Plan"), whose terms are substantially similar to the 2007 Plan, was merged into the 2007 Plan. As of the effective date, the 4,600,581 remaining shares available for issuance under the 2005 Plan were transferred into the 2007 Plan. No additional grants will be made thereafter under the 2005 Plan.

        Grants which were outstanding at May 11, 2007 under the 2005 Plan will continue in accordance with their original terms (subject to such amendments as the compensation committee determines appropriate, consistent with the terms of the 2005 Plan), and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. The number of common shares reserved for issuance under the 2007 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company's capital structure, is equal to the sum of (i) 7,500,000 and (ii) the number of common shares subject to outstanding grants under the 2005 Plan as of the effective date as well as common shares remaining available for issuance under the 2005 Plan but not subject to previously exercised or vested grants as of the effective date, except that no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2011, approximately 3,369,965 shares are available for grant under the 2007 Plan.

        In June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the "2002 Plan"). An aggregate of 9,497,490 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan provides for the grant to eligible employees and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in Common Shares or cash, share awards in lieu of cash awards, dividend equivalents and other

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share-Based Compensation (Continued)

share-based awards. The 2002 Plan provides the Company's non-employee directors with the opportunity to receive their annual retainer fee for service as a director in Common Shares. As of December 31, 2011, approximately 64,809 shares are available for grant under the 2002 Plan.

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

        The Company recorded after-tax share-based compensation expense of $5.3 million related to stock option awards for 2011, net of a tax benefit of $1.5 million, compared to $6.6 million related to stock option awards for 2010, net of a tax benefit of $1.4 million, and $4.8 million related to stock option awards for 2009, net of a tax benefit of $1.3 million. As of December 31, 2011, there was approximately $6.3 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.5 years.

        For purposes of determining estimated market value, the Company has computed the estimated market values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, stock options generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The expected life assumption (i.e., the estimated period of time between the date an option is granted and the date the option is exercised) was based on an expected term analysis which incorporated the Company's historical share option exercise experience. The Company based its estimate of expected volatility for options granted during 2011 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company's transition as a worldwide insurance and reinsurance company. For options granted during 2010 and 2009, the Company based its volatility estimate under the same method used for 2011, using the period from September 20, 2002 through the last day of the applicable period.

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	24.6%	25.5%	26.2%
Risk free interest rate	2.2%	2.7%	2.6%
Expected option life	6.0 years	5.9 years	5.8 years

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

17. Share-Based Compensation (Continued)

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

        A summary of option activity under the Company's Long Term Incentive and Share Award Plans during 2011 is presented below:

	Year Ended December 31, 2011
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	12,251,568	$14.58
Granted	716,182	$33.89
Exercised	(4,230,368)	$8.88
Forfeited or expired	(30,941)	$25.98

Outstanding, end of year	8,706,441	$18.90

Exercisable, end of year	7,116,031	$16.93

        The weighted average grant-date fair value of options granted during 2011, 2010 and 2009 was $9.73, $7.63 and $5.89, respectively. The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 was approximately $106.0 million, $61.7 million, and $20.2 million, respectively and represents the difference between the exercise price of the option and the closing market price of the Company's common shares on the exercise dates. Shares issued upon exercise of stock options were from the Company's authorized but unissued share capital pool.

        The aggregate intrinsic value of the Company's outstanding and exercisable stock options at December 31, 2011 was $159.6 million and $144.4 million, respectively. The weighted average remaining contractual life of the Company's outstanding and exercisable stock options at December 31, 2011 was 5.6 years and 4.7 years, respectively. During 2011, the Company received proceeds of $9.1 million from the exercise of stock options and recognized a tax benefit of $4.1 million from the exercise of such options.

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

        The Company recorded $18.2 million of share-based compensation expense, net of a tax benefit of $5.0 million, related to restricted share and unit awards for 2011, compared to $17.3 million, net of a tax benefit of $5.0 million, for 2010 and $15.8 million, net of a tax benefit of $4.5 million, for 2009. As

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share-Based Compensation (Continued)

of December 31, 2011, there were $19.0 million and $3.3 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 1.5 years and 1.8 years, respectively.

        A summary of restricted share and unit activity under the Company's Long Term Incentive and Share Award Plans for 2011 is presented below:

	Year Ended December 31, 2011
	Restricted Common Shares	Restricted Unit Awards
Non-Vested Shares:
Unvested balance, beginning of year	1,377,843	519,534
Granted	675,338	104,203
Vested	(611,848)	(325,312)
Forfeited	(30,641)	—

Unvested balance, end of year	1,410,692	298,425

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$22.45	—
Granted	$33.86	—
Vested	$22.42	—
Forfeited	$25.90	—
Unvested balance, end of year	$27.85	—

        During 2011, 2010 and 2009, the Company granted an aggregate of 779,541, 918,207 and 1,140,369 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $33.82, $25.05 and $19.26, respectively. During 2011, 2010 and 2009, the aggregate fair value of restricted shares and units that vested was $31.7 million, $25.1 million and $20.8 million, respectively. The aggregate intrinsic value of restricted units outstanding and exercisable at December 31, 2011 was $11.1 million and $3.8 million, respectively.

        The issuance of share-based awards and amortization thereon has no effect on the Company's consolidated shareholders' equity.

18. Retirement Plans

        For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants' eligible compensation. For 2011, 2010 and 2009, the Company expensed approximately $18.2 million, $18.1 million and $16.8 million, respectively, related to these retirement plans.

19. Legal Proceedings

        The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2011, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company's results of operations and financial condition and liquidity.

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

        The statutory capital and surplus for the Company's principal operating subsidiaries at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
Statutory capital and surplus(1):
Bermuda	$4,558,340	$4,437,512
Ireland	$532,342	$418,834
United States	$822,939	$870,600
United Kingdom	$223,389	$100,319

(1)
Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.

        The statutory net income (loss) for the Company's principal operating subsidiaries for 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory net income (loss):
Bermuda	$447,474	$895,252	$940,313
Ireland	$9,123	$11,457	$438
United States	$(37,252)	$22,235	$74,470
United Kingdom	$1,637	$2,791	$(1,157)

        Statutory accounting differs from U.S. GAAP in the reporting of certain items such as acquisition costs, deferred income taxes and investments.

  Bermuda

        Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Arch Re Bermuda, the Company's Bermuda reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the Bermuda Monetary Authority ("BMA"). The Insurance Act also requires Arch Re Bermuda to maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2011 and 2010, all such requirements were met.

        Arch Re Bermuda is also required to file a regulatory risk based capital model that measures risks and determines enhanced capital requirements and a target capital level. In addition, all Class 4 Bermuda insurers must prepare and file with the BMA audited GAAP basis annual financial

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Statutory Information (Continued)

statements, which must be made publicly available. Declarations of dividends from retained earnings and distributions from additional paid-in-capital are subject to these requirements being met. For all applicable periods presented herein, Arch Re Bermuda satisfied these requirements.

        The Bermuda Companies Act 1981 (the "Companies Act") limits Arch Re Bermuda's ability to pay dividends and distributions to shareholders if there are reasonable grounds for believing that: (a) Arch Re Bermuda is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of Arch Re Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $1.14 billion to ACGL during 2012 without providing an affidavit to the BMA.

  Ireland

        Arch Re Europe was licensed and authorized by the Central Bank of Ireland ("CBOI") as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009 while Arch Mortgage was authorized as a non-life insurer in Ireland in December 2011. Irish authorized reinsurers, such as Arch Re Europe and Arch Mortgage, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2006. Arch Re Europe and Arch Mortgage must file and submit their annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2006 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI. Arch Re Europe and Arch Mortgage are required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006, related guidance and the European Communities Insurance Accounts Regulations, 1996. Assets constituting statutory reserves must comply with certain principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

        Under Irish company law, Arch Re Europe and Arch Mortgage are permitted to make distributions only out of profits available for distribution. A company's profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements.

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

        Arch Insurance Europe must file annual audited financial statements in accordance with International Financial Reporting Standards with Companies House under the Companies Act 2006 (as amended). In addition, Arch Insurance Europe is required to file regulatory returns with the FSA, which regulates insurance and reinsurance companies operating from the U.K. The financial statements required to be submitted to Companies House form the basis for the regulatory return required to be submitted to the FSA. The FSA's capital adequacy and solvency regulations require a margin of capital to be determined by Arch Insurance Europe's own individual capital assessment to value capital adequacy. The model Arch Insurance Europe uses to determine the capital requirement is reviewed and approved by the FSA who then issue an individual capital guidance.

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

20. Statutory Information (Continued)

insurance companies maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Europe. Dividends or distributions, if any, made by Arch Insurance Europe would result in an increase in available capital at Arch Re Europe, a subsidiary of Arch Re Bermuda.

21. Unaudited Quarterly Financial Information

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011 Income Statement Data:
Net premiums written	$511,124	$691,381	$706,543	$764,278

Net premiums earned	$673,192	$682,049	$642,879	$633,695
Fee income	982	848	784	815
Other income (loss)	(4,848)	2,432	(4,265)	4,567
Net investment income	80,467	82,753	86,671	88,307
Equity in net income (loss) of investment funds accounted for using the equity method	(14,702)	(30,549)	5,973	29,673
Net realized gains	14,542	30,199	45,210	20,695
Net impairment losses recognized in earnings	(1,959)	(2,739)	(1,684)	(2,680)
Losses and loss adjustment expenses	(378,067)	(423,984)	(431,622)	(493,880)
Acquisition expenses	(123,339)	(120,205)	(110,639)	(108,754)
Other operating expenses	(112,499)	(105,998)	(110,563)	(102,420)
Interest expense	(8,087)	(8,125)	(7,758)	(7,721)
Net foreign exchange gains (losses)	12,613	60,040	(18,375)	(36,912)
Income tax benefit	4,977	2,267	1,731	371

Net income	143,272	168,988	98,342	25,756
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)

Net income available to common shareholders	$136,811	$162,527	$91,881	$19,295

Net income per common share data
Basic	$1.03	$1.24	$0.70	$0.14
Diluted	$1.00	$1.19	$0.67	$0.14
2010 Income Statement Data:
Net premiums written	$482,911	$636,117	$624,258	$767,754

Net premiums earned	$632,146	$627,409	$623,011	$669,917
Fee income	2,814	874	883	794
Other income	6,165	1,840	4,528	5,978
Net investment income	90,601	90,768	90,537	92,972
Equity in net income (loss) of investment funds accounted for using the equity method	22,990	9,708	(348)	29,050
Net realized gains	74,027	68,828	62,114	47,782
Net impairment losses recognized in earnings	(3,230)	(2,075)	(4,410)	(1,606)
Losses and loss adjustment expenses	(367,326)	(359,193)	(363,145)	(428,051)
Acquisition expenses	(104,824)	(111,279)	(107,475)	(117,624)
Other operating expenses	(121,335)	(103,121)	(101,533)	(106,806)
Interest expense	(7,460)	(7,371)	(7,916)	(7,260)
Net foreign exchange gains (losses)	6,039	(65,157)	48,625	38,601
Income tax benefit (expense)	3,505	(3,200)	(1,420)	(6,753)

Net income	234,112	148,031	243,451	216,994
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)

Net income available to common shareholders	$227,651	$141,570	$236,990	$210,533

Net income per common share data
Basic	$1.59	$0.96	$1.55	$1.32
Diluted	$1.51	$0.92	$1.48	$1.26

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Subsequent Events

        During 2006, the Company invested $50 million in Aeolus LP, which operates as an unrated reinsurance platform that provides collateralized property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. This investment is accounted for using the equity method on a three month lag (based on the availability of their financial statements) with changes in the carrying value recorded in "other income (loss)." As of December 31, 2011, the carrying value of this investment was approximately $35 million, with no unfunded capital commitments. Based upon information currently available to the Company as to the 2011 fourth quarter results of Aeolus LP, the Company estimates that it will record in its 2012 first quarter results a loss in the range of $8 million to $10 million with respect to this investment. However, actual losses may vary materially from the estimates due to the inherent uncertainties in making estimates for catastrophic events.

        The Company's 2012 first quarter results will be impacted by the January 2012 Costa Concordia marine event. The Company's preliminary estimate of losses for the event is in the range of $18 million to $35 million, net of reinsurance and reinstatement premiums. The Company's estimates for the Costa Concordia event is based, in part, on preliminary estimates of industry insured losses ranging from $850 million to $2.0 billion. The Company's actual losses from this event may vary materially from the estimates due to the inherent uncertainties in making such determinations.

        In addition, the Company sold four individual TALF investments during January 2012 and the related $67.2 million of TALF borrowings were extinguished accordingly. See Note 14, "Commitments and Contingencies—TALF Program" for additional information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2011, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

        We continue to enhance our operating procedures and internal controls (including information technology initiatives and controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework.

        Based on our assessment, management determined that, as of December 31, 2011, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 137.

  Changes in Internal Controls Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement ("Proxy Statement") for our annual meeting of shareholders to be held in 2012, which we intend to file with the SEC pursuant to Regulation 14A. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL's corporate secretary, Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2012, which Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2012, which Proxy Statement is incorporated by reference.

  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        In October 2001, we adopted the Long Term Incentive Plan for New Employees ("New Employee Plan") to provide incentives to attract and motivate new hires in connection with the launch of our underwriting initiative. A total of 10,902,510 of such share awards were granted under the New Employee Plan. The New Employee Plan was not approved by our shareholders and was subsequently terminated in 2002, although a total of 1,207,500 share awards remain outstanding under the New Employee Plan as of December 31, 2011. For information about our equity compensation plans, see note 17, "Share-Based Compensation," of the notes accompanying our consolidated financial statements.

        The following information is as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options(1), warrants and rights (a)	Weighted-average exercise price of outstanding options(1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,797,366	$19.89	3,434,774
Equity compensation plans not approved by security holders	1,207,500	$7.85	—

Total	9,004,866	$18.28	3,434,774

(1)
Includes all vested and unvested options outstanding of 8,706,441 and restricted stock units outstanding of 298,425.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2012, which Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information to be included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2012, which Proxy Statement is incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedules and Exhibits.

1.     Financial Statements

        Included in Part II—see Item 8 of this report.

2.     Financial Statement Schedules

        Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

3.     Exhibits

Exhibit Number	Description
3.1	Memorandum of Association of Arch Capital Group Ltd. ("ACGL")(e)
3.2	Bye-Laws of ACGL(vv)
3.3	ACGL Certificate of Deposit(vv)
4.1.1	Certificate of Designations of Series A Non-Cumulative Preferred Shares(y)
4.1.2	Certificate of Designations of Series B Non-Cumulative Preferred Shares(cc)
4.2.1	Specimen Common Share Certificate(f)
4.2.2	Specimen Series A Non-Cumulative Preferred Share Certificate(y)
4.2.3	Specimen Series B Non-Cumulative Preferred Share Certificate(cc)
4.3	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) ("JPMCB")(o)
10.1	Lease Agreement, dated as of July 22, 2008, between M-C Plaza II & II L.L.C. and Arch Insurance(oo)
10.2.1	ACGL Long Term Incentive Plan for New Employees ("2001 Plan")(h)†
10.2.2	First Amendment to the 2001 Plan(pp)†
10.3.1	ACGL 2002 Long Term Incentive and Share Award Plan ("2002 Plan")(k)†
10.3.2	First Amendment to the 2002 Plan(m)†
10.3.3	Second Amendment to the 2002 Plan(oo)†

Exhibit Number	Description
10.4	Second Amended and Restated ACGL Incentive Compensation Plan(oo)†
10.5	ACGL 2007 Long Term Incentive and Share Award Plan(cc)†
10.6.1	ACGL 2007 Employee Share Purchase Plan ("2007 ESPP")(cc)†
10.6.2	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007(ii)†
10.7.1	Restricted Share Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(g), February 26, 2004 grant(s) September 22, 2004 grant(p) and November 15, 2005 grant(z) †
10.7.2	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005 grant(z)†
10.7.3	Restricted Share Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(g), February 20, 2003 grant(n) and September 22, 2004 grant(p)†
10.7.4	Restricted Share Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(h), February 26, 2004 grant(s) and September 22, 2004 grant(p)†
10.7.5
Restricted Share Agreements with ACGL—John D. Vollaro—January 18, 2002 grant ("January Restricted Share Agreement")(k), February 20, 2003 grant(n), Amendment No. 1 to January Restricted Share Agreement(l) and September 22, 2004 grant(p)†
10.7.6	Restricted Share Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grants(ii)†
10.7.7	Restricted Share Agreement with ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—May 11, 2007 grants(ii)†
10.7.8
Restricted Share Unit Agreement—Constantine Iordanou—February 20, 2003 grant ("February RSU Agreement")(n), First Amendment to February RSU Agreement—December 9, 2008 grant(oo) and Second Amendment to February RSU Agreement—July 9, 2009 grant(rr)†
10.7.9
Restricted Share Unit Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 9, 2008 grants(mm)†
10.7.10	Restricted Share Unit Agreement with ACGL—Mark D. Lyons—May 9, 2008 grant(mm), May 6, 2009 grant, May 5, 2010 grant(tt) and May 6, 2011 grant(zz)†
10.7.11	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(n)†
10.7.12
Restricted Share Agreements with ACGL substantially in the form signed by the Non-Employee Directors of ACGL—2003 annual grants(r), 2004 annual grants(q), 2005 annual grants(ii), 2008 annual grants(oo), 2009 grants(tt), 2010 grants(tt) and 2011 grants(xx)†
10.7.13	Restricted Share Agreements with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006 grants(dd)†
10.7.14	Restricted Share Agreements ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—February 23, 2006 grants(dd)†
10.7.15	Restricted Share Agreement with ACGL—John C.R. Hele—April 1, 2009 grant(pp)†
10.7.16
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, John D. Vollaro, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson—May 6, 2009 grants(ss)†

Exhibit Number	Description
10.7.17	Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson—May 5, 2010 grants(tt) and May 6, 2011 grants(zz)†
10.7.18	Restricted Share Agreements with ACGL substantially in the form signed by each of Brian S. Posner, Yiorgos Lillikas and Eric W. Doppstadt—May 6, 2011 grants(ww)
10.8.1	Stock Option Agreements with ACGL—Non-Employee Directors of ACGL—2001 annual grants(f)†
10.8.2	Stock Option Agreements with ACGL—Louis T. Petrillo—January 30, 2001 grant(g), October 23, 2001 grant(g) and September 22, 2004 grant(p)(v)†
10.8.3	Stock Option Agreements with ACGL—Marc Grandisson—October 23, 2001 grant(g), September 22, 2004 grant(p)(v) and November 15, 2005(z)†
10.8.4	Stock Option Agreement, dated July 1, 2005, between ACGL and W. Preston Hutchings(z)†
10.8.5	Stock Option Agreements with ACGL—John M. Pasquesi—October 23, 2001 grant(h)†
10.8.6	Stock Option Agreements with ACGL—Constantine Iordanou—January 1, 2002 grant(h) and September 22, 2004 grant(p)(w)†
10.8.7	Stock Option Agreements with ACGL—John D. Vollaro—January 18, 2002 grant(k) and September 22, 2004 grant(p)(w)†
10.8.8	Stock Option Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006 grants(dd)†
10.8.9	Stock Option Agreements with W. Preston Hutchings and Louis T. Petrillo—February 23, 2006 grants(dd)†
10.8.10	Stock Option Agreement with John C.R. Hele—April 1, 2009 grant(pp)†
10.9.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings—May 11, 2007 grants(ii)†
10.9.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grants(i)†
10.9.3
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 9, 2008 grants(oo)†
10.0.4
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, John D. Vollaro and Louis T. Petrillo—May 6, 2009 grant(ss)†
10.9.5
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John C.R. Hele, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 5, 2010 grant(tt) and May 6, 2011 grant(zz)†
10.10	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(d) and Amendment to Change in Control Agreement, dated as of December 31, 2008(oo) †

Exhibit Number	Description
10.11	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(h), First Amendment to same, dated as of November 16, 2005(z) and Second Amendment to same, dated as of November 24, 2008(oo)†
10.12	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(x) and Amendment to same, dated as of May 21, 2008(kk)†
10.13	Employment Agreement, dated as of November 28, 2007 between ACGL and Constantine Iordanou(hh) and Amendment to same, dated as of December 31, 2008(oo)†
10.14	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro(ll)†
10.15	Employment Agreement, dated as of October 22, 2008, between ACGL and John C.R. Hele(ll)†
10.16	Employment Agreement, dated as of August 1, 2006, between Arch Insurance Group Inc. and Mark D. Lyons(oo) and Amendment to same, dated as of November 24, 2008(oo)†
10.17	Assumption of Change in Control Agreements(f)†
10.18	ACGL 1995 Employee Stock Purchase Plan(a)†
10.19	Arch Capital Group (U.S.) Inc. ("Arch U.S.") Executive Supplemental Non-Qualified Savings and Retirement Plan(oo)†
10.20	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica(b)
10.21	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) ("Arch Re U.S.") and Folksamerica(c)
10.22	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(f)
10.23	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(e)
10.24	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(e)
10.25.1
Second Amended and Restated Credit Agreement, dated as of August 30, 2006 ("Second Amended and Restated Credit Agreement"), by and among ACGL, Arch U.S., Arch Reinsurance Ltd. ("Arch Re Bermuda"), Arch Reinsurance Company ("Arch Re U.S."), Arch Insurance Company ("AIC"), Arch Specialty Insurance Company ("ASIC"), Arch Excess & Surplus Insurance Company ("AESIC"), Arch Indemnity Insurance Company (formerly Western Diversified Casualty Insurance Company) and Arch Insurance Company (Europe) Limited ("Arch Insurance Europe"), with Barclays Bank Plc, The Bank of New York, Calyon, New York Branch, Citibank, N.A., ING Bank N.V., London Branch, Lloyd's TSB Bank plc, and Wachovia Bank, N.A., as documentation agents, Bank of America, N.A., as syndication agent, JPMCB, as administrative agent, and the lenders named therein(cc)
10.25.2	First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 1, 2007(ff)

Exhibit Number	Description
10.25.3	Second Amendment to the Second Amended and Restated Credit Agreement, dated as of June 26, 2009(qq)
10.26
Letter of Credit and Reimbursement Agreement, dated as of November 18, 2010 by and among Arch Re Bermuda, ING Bank N.V., London Branch ("ING Bank"), as agent, and ING Bank and Lloyds Bank TSB Bank plc ("Lloyds TSB Bank"), as original lenders, and ING Bank and Lloyds TSB as mandated lead arrangers(uu)
10.27	Master Reimbursement Agreement, dated as of November 6, 2009, between Citibank Europe PLC and Arch Re Bermuda(ss)
10.28.1
Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. ("Protective"), Arch Capital Holdings Ltd. ("Arch Capital Holdings") and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(s)
10.28.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(t)
10.29.1	Joint Venture Agreement, dated as of January 22, 2008 ("Gulf Joint Venture Agreement"), between Gulf Investment Corporation GSC and Arch Re Bermuda relating to Gulf Holdings Limited(jj)(nn)
10.29.2	Amendment, dated as of May 18, 2011, to the Gulf Joint Venture Agreement(xx)
10.30
Credit Agreement, dated as of August 18, 2011, by and among ACGL, Arch Re Bermuda, Arch Re U.S., Arch Reinsurance Europe Underwriting Limited, AIC, ASIC, AESIC and Arch Insurance Europe, Bank of America, N.A., as administrative agent, fronting bank and L/C administrator, JPMorgan Chase Bank, N.A., as fronting bank, L/C administrator and syndication agent, Citibank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers(yy)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Power of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(u)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
101	The following financial information from ACGL's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements (filed herewith)

(a)
Filed as an exhibit to our Registration Statement on Form S-8 (No. 33-99974), as filed with the SEC on December 4, 1995, and incorporated by reference.

(b)
Filed as an exhibit to our Report on Form 8-K as filed with the SEC on January 18, 2000, and incorporated by reference.

(c)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 19, 2000, and incorporated by reference.

(d)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 8, 2000, and incorporated by reference.

(e)
Filed as an annex to our Definitive Proxy Statement/Prospectus included in our Registration Statement on Form S-4 (No. 333-45418), as filed with the SEC on September 26, 2000, and incorporated by reference.

(f)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001, and incorporated by reference.

(g)
Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2001, as filed with the SEC on November 14, 2001, and incorporated by reference.

(h)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on January 4, 2002, and incorporated by reference.

(i)
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

(p)
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

(v)
Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(w)
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

(ee)
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

(ii)
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

(nn)
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

(vv)
Filed as an exhibit to our Annual Report on Form 10-K for the period ending December 31, 2010, as filed with the SEC on February 28, 2011, and incorporated by reference.

(ww)
Filed as an exhibit to our Report on Form 10-Q for the period ending March 31, 2011, as filed with the SEC on May 9, 2011, and incorporated by reference.

(xx)
Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2011, as filed with the SEC on August 5, 2011, and incorporated by reference.

(yy)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on August 22, 2011, and incorporated by reference.

(zz)
Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2011, as filed with the SEC on November 8, 2011, and incorporated by reference.

(aaa)
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

February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CONSTANTINE IORDANOU Constantine Iordanou	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
/s/ JOHN C.R. HELE John C.R. Hele	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 29, 2012
* Wolfe "Bill" H. Bragin	Director	February 29, 2012
* John L. Bunce. Jr.	Director	February 29, 2012
* Eric W. Doppstadt	Director	February 29, 2012
* Kewsong Lee	Director	February 29, 2012

Name	Title	Date

* Yiorgos Lillikas	Director	February 29, 2012
* James J. Meenaghan	Director	February 29, 2012
* John M. Pasquesi	Director	February 29, 2012
* Brian S. Posner	Director	February 29, 2012
* John D. Vollaro	Director	February 29, 2012
* Robert F. Works	Director	February 29, 2012

*
By John C.R. Hele, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ JOHN C.R. HELE Name: John C.R. Hele Attorney-in-Fact

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet
(Parent Company Only)
(U.S. dollars in thousands, except share data)

	December 31,
	2011	2010
Assets
Investments in wholly owned subsidiaries	$5,033,438	$4,905,589
Short-term investments available for sale, at fair value	3,235	7,611
Cash	4,717	6,781
Other assets	1,205	1,326

Total Assets	$5,042,595	$4,921,307

Liabilities
Senior notes	$300,000	$300,000
Revolving credit agreement borrowings	100,000	100,000
Accounts payable and other liabilities	14,109	8,304

Total Liabilities	414,109	408,304

Shareholders' Equity
Non-cumulative preferred shares—Series A and B	325,000	325,000
Common shares ($0.0033 par, shares issued: 164,636,338 and 160,073,616)	549	534
Additional paid-in capital	161,419	110,325
Retained earnings	4,833,067	4,422,553
Accumulated other comprehensive income, net of deferred income tax	153,923	204,503
Common shares held in treasury, at cost (shares: 30,277,993 and 20,441,391)	(845,472)	(549,912)

Total Shareholders' Equity	4,628,486	4,513,003

Total Liabilities and Shareholders' Equity	$5,042,595	$4,921,307

 SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Revenues
Net investment income	$0	$0	$0
Net realized gains	63	97	—

Total revenues	63	97	0

Expenses
Operating expenses	31,509	29,367	31,007
Interest expense	23,151	22,887	22,815

Total expenses	54,660	52,254	53,822

Loss before income taxes	(54,597)	(52,157)	(53,822)
Income tax benefit	—	—	—

Loss before equity in net income of wholly owned subsidiaries	(54,597)	(52,157)	(53,822)
Equity in net income of wholly owned subsidiaries	490,955	894,745	930,767

Net income	436,358	842,588	876,945
Preferred dividends	(25,844)	(25,844)	(25,844)

Net income available to common shareholders	$410,514	$816,744	$851,101

 SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Cash Flows
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$436,358	$842,588	$876,945
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of wholly owned subsidiaries	(490,955)	(894,745)	(930,767)
Net realized gains	(63)	(97)	—
Share-based compensation	7,197	8,194	5,588
Dividends received from subsidiary	341,510	795,000	530,408
Net change in other assets and liabilities	6,717	(2,070)	970

Net Cash Provided By Operating Activities	300,764	748,870	483,144

Investing Activities:
Net sales (purchases) of short-term investments	4,441	13,504	(12,060)
Purchase of furniture, equipment and other	(196)	(194)	(8)

Net Cash Provided By (Used For) Investing Activities	4,245	13,310	(12,068)

Financing Activities:
Purchases of common shares under share repurchase program	(287,561)	(761,874)	(458,402)
Proceeds from common shares issued, net	6,332	27,649	9,966
Proceeds from borrowings	—	135,000	50,000
Repayments of borrowings	—	(135,000)	(50,000)
Preferred dividends paid	(25,844)	(25,844)	(25,844)

Net Cash Used For Financing Activities	(307,073)	(760,069)	(474,280)

Increase (decrease) in cash	(2,064)	2,111	(3,204)
Cash beginning of year	6,781	4,670	7,874

Cash end of year	$4,717	$6,781	$4,670

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
December 31, 2011
Insurance	$195,691	$5,762,533	$1,039,081	$1,679,047	NM	$1,172,742	$278,696	$306,801	$1,721,279
Reinsurance	83,418	2,693,677	372,791	952,768	NM	554,811	184,241	93,299	952,047

Total	$279,109	$8,456,210	$1,411,872	$2,631,815	NM	$1,727,553	$462,937	$400,100	$2,673,326

December 31, 2010
Insurance	$212,619	$5,422,297	$1,088,014	$1,651,106	NM	$1,117,564	$263,201	$312,404	$1,658,963
Reinsurance	65,242	2,676,157	282,061	901,377	NM	400,151	178,001	91,523	852,077

Total	$277,861	$8,098,454	$1,370,075	$2,552,483	NM	$1,517,715	$441,202	$403,927	$2,511,040

December 31, 2009
Insurance	$206,866	$5,093,796	$1,109,283	$1,688,519	NM	$1,139,415	$238,261	$281,340	$1,704,284
Reinsurance	73,506	2,779,616	324,048	1,154,226	NM	515,259	255,299	80,567	1,058,828

Total	$280,372	$7,873,412	$1,433,331	$2,842,745	NM	$1,654,674	$493,560	$361,907	$2,763,112

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)
Certain other operating expenses relate to the Company's corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed From Other Companies(1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2011
Premiums Written:
Insurance	$2,402,153	$(723,206)	$42,332	$1,721,279	2.5%
Reinsurance	—	(46,473)	998,520	952,047	104.9%

Total	$2,402,153	$(763,130)	$1,034,303	$2,673,326	38.7%

Year Ended December 31, 2010
Premiums Written:
Insurance	$2,338,428	$(743,239)	$63,774	$1,658,963	3.8%
Reinsurance	—	(22,880)	874,957	852,077	102.7%

Total	$2,338,428	$(755,747)	$928,359	$2,511,040	37.0%

Year Ended December 31, 2009
Premiums Written:
Insurance	$2,427,027	$(807,843)	$85,100	$1,704,284	5.0%
Reinsurance	17	(35,112)	1,093,923	1,058,828	103.3%

Total	$2,427,044	$(829,819)	$1,165,887	$2,763,112	42.2%

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

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Net Losses and Loss Adjustment Expenses Incurred Related to
		Reserves for Losses and Loss Adjustment Expenses								Net Paid Losses and Loss Adjustment Expenses
	Deferred Acquisition Costs, Net		Discount, if any, deducted in Column C						Amortization of Deferred Acquisition Costs
Affiliation with Registrant				Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	(a) Current Year	(b) Prior Years			Net Premiums Written
Insurance
2011	$195,691	$5,762,533	$9,834	$1,039,081	$1,679,047	NM	$1,224,861	$(52,119)	$278,696	$900,398	$1,721,279
2010	212,619	5,422,297	8,009	1,088,014	1,651,106	NM	1,136,665	(19,101)	263,201	865,510	1,658,963
2009	206,866	5,093,796	6,151	1,109,283	1,688,519	NM	1,186,475	(47,060)	238,261	865,894	1,704,284
Reinsurance
2011	$83,418	$2,693,677	—	$372,791	$952,768	NM	$787,707	$(232,896)	$184,241	$552,225	$952,047
2010	65,242	2,676,157	—	282,061	901,377	NM	527,746	(127,595)	178,001	441,775	852,077
2009	73,506	2,779,616	—	324,048	1,154,226	NM	657,400	(142,141)	255,299	573,196	1,058,828

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.