Form 10-Q
period 2012-03-31
ARCH CAPITAL GROUP LTD.
filed 2012-05-10
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-26456

ARCH CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda

(State or other jurisdiction of incorporation or organization)

Not Applicable

(I.R.S. Employer Identification No.)

Wessex House, 5th Floor, 45 Reid Street

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

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of May 1, 2012 was 135,451,630.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of income for the three-month periods ended March 31, 2012 and March 31, 2011, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements.  As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for costs associated with acquiring or renewing insurance contracts. The accompanying December 31, 2011 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

New York, NY

May 10, 2012

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $8,989,350 and $9,165,438)	$9,221,145	$9,375,604
Short-term investments available for sale, at fair value (amortized cost: $1,110,944 and $909,121)	1,112,249	904,219
Investment of funds received under securities lending, at fair value (amortized cost: $42,174 and $48,577)	41,867	48,419
Equity securities available for sale, at fair value (cost: $295,242 and $299,058)	318,181	299,584
Other investments available for sale, at fair value (cost: $342,234 and $235,381)	357,992	238,111
Investments accounted for using the fair value option	500,283	366,903
TALF investments, at fair value (amortized cost: $297,301 and $373,040)	313,187	387,702
Investments accounted for using the equity method	347,273	380,507
Total investments	12,212,177	12,001,049

Cash	422,806	351,699
Accrued investment income	65,643	70,739
Investment in joint venture (cost: $100,000)	107,866	107,576
Fixed maturities and short-term investments pledged under securities lending, at fair value	50,813	56,393
Premiums receivable	700,137	501,563
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,849,603	1,851,584
Contractholder receivables	762,031	748,231
Prepaid reinsurance premiums	261,619	265,696
Deferred acquisition costs, net	261,467	227,884
Receivable for securities sold	621,560	462,891
Other assets	497,061	460,052
Total Assets	$17,812,783	$17,105,357

Liabilities
Reserve for losses and loss adjustment expenses	$8,511,323	$8,456,210
Unearned premiums	1,595,712	1,411,872
Reinsurance balances payable	137,791	133,866
Contractholder payables	762,031	748,231
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at fair value (par: $241,005 and $310,868)	239,551	310,486
Securities lending payable	52,224	58,546
Payable for securities purchased	742,995	480,230
Other liabilities	531,700	513,842
Total Liabilities	12,973,327	12,513,283

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 165,725,990 and 164,636,338)	552	549
Additional paid-in capital	170,694	161,419
Retained earnings	4,954,450	4,796,655
Accumulated other comprehensive income, net of deferred income tax	234,468	153,923
Common shares held in treasury, at cost (shares: 30,284,303 and 30,277,993)	(845,708)	(845,472)
Total Shareholders’ Equity	4,839,456	4,592,074
Total Liabilities and Shareholders’ Equity	$17,812,783	$17,105,357

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Revenues
Net premiums written	$863,611	$764,278
Change in unearned premiums	(183,299)	(130,583)
Net premiums earned	680,312	633,695
Net investment income	74,297	88,307
Net realized gains	44,121	20,695

Other-than-temporary impairment losses	(1,031)	(3,258)
Less investment impairments recognized in other comprehensive income, before taxes	8	578
Net impairment losses recognized in earnings	(1,023)	(2,680)

Fee income	543	815
Equity in net income of investment funds accounted for using the equity method	24,826	29,673
Other income (loss)	(8,068)	4,567
Total revenues	815,008	775,072

Expenses
Losses and loss adjustment expenses	395,207	493,880
Acquisition expenses	118,962	108,754
Other operating expenses	106,472	102,882
Interest expense	7,521	7,721
Net foreign exchange losses	20,688	36,912
Total expenses	648,850	750,149

Income before income taxes	166,158	24,923

Income tax expense (benefit)	1,902	(550)

Net income	164,256	25,473

Preferred dividends	6,461	6,461

Net income available to common shareholders	$157,795	$19,012

Net income per common share
Basic	$1.18	$0.14
Diluted	$1.14	$0.14

Weighted average common shares and common share equivalents outstanding
Basic	133,954,623	133,499,241
Diluted	137,814,906	140,460,516

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Comprehensive Income
Net income	$164,256	$25,473
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	94,863	40,370
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(8)	(578)
Reclassification of net realized gains, net of income taxes, included in net income	(27,511)	(20,176)
Foreign currency translation adjustments, net of deferred income tax	13,201	1,286
Other comprehensive income	80,545	20,902
Comprehensive Income	$244,801	$46,375

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	549	534
Common shares issued, net	3	1
Balance at end of period	552	535

Additional Paid-in Capital
Balance at beginning of year	161,419	110,325
Common shares issued, net	(3)	8
Exercise of stock options	1,851	4,127
Amortization of share-based compensation	7,411	5,628
Other	16	21
Balance at end of period	170,694	120,109

Retained Earnings
Balance at beginning of year	4,796,655	4,422,553
Cumulative effect of adjustment resulting from adoption of new accounting guidance (1)	—	(36,217)
Balance at beginning of year, as adjusted	4,796,655	4,386,336
Dividends declared on preferred shares	(6,461)	(6,461)
Net income	164,256	25,473
Balance at end of period	4,954,450	4,405,348

Accumulated Other Comprehensive Income
Balance at beginning of year	153,923	204,503
Change in unrealized appreciation in value of investments, net of deferred income tax	67,352	20,194
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(8)	(578)
Foreign currency translation adjustments, net of deferred income tax	13,201	1,286
Balance at end of period	234,468	225,405

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(845,472)	(549,912)
Shares repurchased for treasury	(236)	(237,450)
Balance at end of period	(845,708)	(787,362)

Total Shareholders’ Equity	$4,839,456	$4,289,035

(1) Adoption of accounting guidance regarding costs incurred that can be capitalized by insurance entities.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income	$164,256	$25,473
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(44,072)	(22,481)
Net impairment losses recognized in earnings	1,023	2,680
Equity in net income of investment funds accounted for using the equity method and other income	(12,030)	(355)
Share-based compensation	7,411	5,628
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	39,343	155,477
Unearned premiums, net of prepaid reinsurance premiums	181,735	130,136
Premiums receivable	(190,102)	(118,688)
Deferred acquisition costs, net	(32,269)	(22,056)
Reinsurance balances payable	(3,181)	(7,122)
Other liabilities	10,134	33,366
Other items, net	22,573	42,522
Net Cash Provided By Operating Activities	144,821	224,580

Investing Activities
Purchases of:
Fixed maturity investments	(3,593,630)	(3,151,767)
Equity securities	(33,803)	(89,790)
Other investments	(239,167)	(92,777)
Proceeds from the sales of:
Fixed maturity investments	3,628,932	3,232,541
Equity securities	75,860	52,316
Other investments	111,149	84,967
Proceeds from redemptions and maturities of fixed maturity investments	261,660	253,898
Net purchases of short-term investments	(207,444)	(223,415)
Change in investment of securities lending collateral	6,322	(125,904)
Purchases of furniture, equipment and other assets	(6,498)	(8,082)
Net Cash Provided By (Used For) Investing Activities	3,381	(68,013)

Financing Activities
Purchases of common shares under share repurchase program	—	(237,173)
Proceeds from common shares issued, net	780	2,875
Repayments of borrowings	(69,863)	(3,695)
Change in securities lending collateral	(6,322)	125,904
Other	588	714
Preferred dividends paid	(6,461)	(6,461)
Net Cash Used For Financing Activities	(81,278)	(117,836)

Effects of exchange rate changes on foreign currency cash	4,183	5,406

Increase in cash	71,107	44,137
Cash beginning of year	351,699	362,740
Cash end of period	$422,806	$406,877

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the Company’s audited consolidated financial statements and related notes.

The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

2.      Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements. The impact of the adoption of the new guidance on the consolidated financial statements was as follows:

	As Previously	Effect of	As Currently
	Reported	Change	Reported

December 31, 2010
Deferred acquisition costs, net	$277,861	$(50,583)	$227,278
Other assets (1)	475,911	14,366	490,277
Retained earnings	4,422,553	(36,217)	4,386,336

Three Months Ended March 31, 2011
Other operating expenses	$102,420	$462	$102,882
Income tax benefit	(371)	(179)	(550)
Net income	25,756	(283)	25,473

Net income per common share - basic	$0.14	$—	$0.14
Net income per common share - diluted	$0.14	$—	$0.14

(1) Effect of change equals tax benefit included in “other assets” on the Company’s balance sheet.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.      Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of March 31, 2012, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $80 million as of March 31, 2012, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At March 31, 2012, the Company had $473.1 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $555.8 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at March 31, 2012.

Investment Commitments

The Company’s investment commitments, which are primarily related to investment funds accounted for using the equity method, were approximately $275.0 million at March 31, 2012.

4.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2012	2011

Numerator:
Net income	$164,256	$25,473
Preferred dividends	(6,461)	(6,461)
Net income available to common shareholders	$157,795	$19,012

Denominator:
Weighted average common shares outstanding — basic	133,954,623	133,499,241
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,012,303	1,141,668
Stock options (1)	2,847,980	5,819,607
Weighted average common shares and common share equivalents outstanding — diluted	137,814,906	140,460,516

Earnings per common share:
Basic	$1.18	$0.14
Diluted	$1.14	$0.14

(1)              Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2012 first quarter and 2011 first quarter, the number of stock options excluded were 451,877 and 202,074, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.      Segment Information

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$688,113	$379,976	$1,066,656	$634,583	$331,013	$964,566
Net premiums written	490,680	372,931	863,611	449,291	314,987	764,278

Net premiums earned	$441,740	$238,572	$680,312	$407,591	$226,104	$633,695
Fee income	530	13	543	778	37	815
Losses and loss adjustment expenses	(303,164)	(92,043)	(395,207)	(297,723)	(196,157)	(493,880)
Acquisition expenses, net	(73,870)	(45,092)	(118,962)	(61,415)	(47,339)	(108,754)
Other operating expenses	(73,370)	(26,123)	(99,493)	(74,629)	(21,227)	(95,856)
Underwriting income (loss)	$(8,134)	$75,327	67,193	$(25,398)	$(38,582)	(63,980)

Net investment income			74,297			88,307
Net realized gains			44,121			20,695
Net impairment losses recognized in earnings			(1,023)			(2,680)
Equity in net income of investment funds accounted for using the equity method			24,826			29,673
Other income (loss)			(8,068)			4,567
Other expenses			(6,979)			(7,026)
Interest expense			(7,521)			(7,721)
Net foreign exchange losses			(20,688)			(36,912)
Income before income taxes			166,158			24,923
Income tax (expense) benefit			(1,902)			550

Net income			164,256			25,473
Preferred dividends			(6,461)			(6,461)
Net income available to common shareholders			$157,795			$19,012

Underwriting Ratios
Loss ratio	68.6%	38.6%	58.1%	73.0%	86.8%	77.9%
Acquisition expense ratio (2)	16.6%	18.9%	17.4%	14.9%	20.9%	17.0%
Other operating expense ratio	16.6%	10.9%	14.6%	18.3%	9.4%	15.1%
Combined ratio	101.8%	68.4%	90.1%	106.2%	117.1%	110.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Investment Information

Available For Sale Securities

The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At March 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,616,226	$90,793	$(11,263)	$2,536,696	$(488)
Mortgage backed securities	1,494,968	26,747	(14,777)	1,482,998	(15,444)
Municipal bonds	1,301,255	64,044	(1,381)	1,238,592	(105)
Commercial mortgage backed securities	1,124,667	35,721	(2,651)	1,091,597	(3,259)
U.S. government and government agencies	1,254,434	19,500	(4,295)	1,239,229	(207)
Non-U.S. government securities	856,535	30,517	(9,552)	835,570	—
Asset backed securities	623,873	16,033	(6,132)	613,972	(3,876)
Total	9,271,958	283,355	(50,051)	9,038,654	(23,379)

Equity securities	318,181	37,649	(14,710)	295,242	—
Other investments	357,992	17,119	(1,361)	342,234	—
Short-term investments	1,112,249	3,570	(2,265)	1,110,944	—
Total	$11,060,380	$341,693	$(68,387)	$10,787,074	$(23,379)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,596,118	$79,407	$(29,922)	$2,546,633	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	737,477	33,486	(17,684)	721,675	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)
Total	9,431,998	296,743	(84,703)	9,219,958	(29,051)

Equity securities	299,584	22,870	(22,344)	299,058	—
Other investments	238,111	8,340	(5,610)	235,381	—
Short-term investments	904,219	390	(5,292)	909,121	—
Total	$10,873,912	$328,343	$(117,949)	$10,663,518	$(29,051)

(1)         In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)         Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2012, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $9.4 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

At March 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$446,225	$(7,774)	$49,733	$(3,489)	$495,958	$(11,263)
Mortgage backed securities	293,374	(5,324)	49,160	(9,453)	342,534	(14,777)
Municipal bonds	114,896	(935)	14,834	(446)	129,730	(1,381)
Commercial mortgage backed securities	88,471	(1,349)	14,495	(1,302)	102,966	(2,651)
U.S. government and government agencies	818,965	(4,295)	—	—	818,965	(4,295)
Non-U.S. government securities	353,794	(9,370)	4,267	(182)	358,061	(9,552)
Asset backed securities	208,215	(5,834)	4,248	(298)	212,463	(6,132)
Total	2,323,940	(34,881)	136,737	(15,170)	2,460,677	(50,051)
Equity securities	99,686	(14,241)	4,547	(469)	104,233	(14,710)
Other investments	36,620	(295)	23,934	(1,066)	60,554	(1,361)
Short-term investments	134,299	(2,265)	—	—	134,299	(2,265)
Total	$2,594,545	$(51,682)	$165,218	$(16,705)	$2,759,763	$(68,387)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$781,635	$(24,977)	$47,687	$(4,945)	$829,322	$(29,922)
Mortgage backed securities	255,101	(11,988)	44,606	(11,238)	299,707	(23,226)
Municipal bonds	39,156	(537)	14,988	(349)	54,144	(886)
Commercial mortgage backed securities	87,796	(1,676)	14,582	(1,228)	102,378	(2,904)
U.S. government and government agencies	7,059	(3)	—	—	7,059	(3)
Non-U.S. government securities	310,182	(16,139)	20,482	(1,545)	330,664	(17,684)
Asset backed securities	260,647	(8,197)	7,317	(1,881)	267,964	(10,078)
Total	1,741,576	(63,517)	149,662	(21,186)	1,891,238	(84,703)
Equity securities	130,045	(22,039)	1,923	(305)	131,968	(22,344)
Other investments	98,605	(3,053)	22,443	(2,557)	121,048	(5,610)
Short-term investments	189,100	(5,292)	—	—	189,100	(5,292)
Total	$2,159,326	$(93,901)	$174,028	$(24,048)	$2,333,354	$(117,949)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2012, on a lot level basis, approximately 920 security lots out of a total of approximately 4,340 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.2 million. At December 31, 2011, on a lot level basis, approximately 1,150 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.0 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Estimated	Amortized	Estimated	Amortized
Maturity	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$470,608	$457,213	$486,986	$476,734
Due after one year through five years	3,128,343	3,047,581	2,850,578	2,793,982
Due after five years through 10 years	2,210,672	2,138,648	2,532,834	2,441,800
Due after 10 years	218,827	206,645	345,755	326,451
	6,028,450	5,850,087	6,216,153	6,038,967
Mortgage backed securities	1,494,968	1,482,998	1,592,762	1,588,355
Commercial mortgage backed securities	1,124,667	1,091,597	1,046,326	1,020,450
Asset backed securities	623,873	613,972	576,757	572,186
Total	$9,271,958	$9,038,654	$9,431,998	$9,219,958

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At March 31, 2012, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $50.8 million and $49.3 million, respectively, compared to $56.4 million and $54.5 million at December 31, 2011, respectively. At March 31, 2012, the portfolio of collateral backing the Company’s securities lending program included approximately $6.2 million fair value of sub-prime securities, compared to $7.3 million at December 31, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Option

The Company elected to carry certain fixed maturity securities, equity securities and other investments (primarily term loans) at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in “Net realized gains (losses).” The primary reasons for electing the fair value option were to reflect economic events in earnings on a timely basis and address simplification and cost-benefit considerations.

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

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	March 31,	December 31,
	2012	2011

Fixed maturities	$250,805	$147,779
Equity securities	52,766	87,403
Other investments (par: $201,216 and $138,062)	196,712	131,721
Investments accounted for using the fair value option	500,283	366,903
Securities sold but not yet purchased (1)	(18,831)	(27,178)
TALF investments	313,187	387,702
TALF borrowings	(239,551)	(310,486)
Net assets accounted for using the fair value option	$555,088	$416,941

(1)              Represents the Company’s obligation to deliver equity securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2012	2011

Fixed maturities	$73,450	$85,144
Term loan investments (1)	2,299	151
Equity securities	1,664	1,547
Short-term investments	372	678
Other (2)	3,193	6,903
Gross investment income	80,978	94,423
Investment expenses	(6,681)	(6,116)
Net investment income	$74,297	$88,307

(1)              Included in “investments accounted for using the fair value option” on the Company’s consolidated balance sheets.

(2)              Amounts include dividends on investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Three Months Ended
	March 31,
	2012	2011

Available for sale securities:
Gross gains on investment sales	$48,012	$71,717
Gross losses on investment sales	(17,936)	(47,750)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	8,217	90
Equity securities	3,387	3,434
Other investments	3,753	127
TALF investments	1,224	1,652
TALF borrowings	1,071	(147)
Derivative instruments (1)	(4,669)	(11,320)
Other	1,062	2,892
Net realized gains	$44,121	$20,695

(1)              See Note 8 for information on the Company’s derivative instruments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the OTTI recognized in earnings by asset class:

	Three Months Ended
	March 31,
	2012	2011

Fixed maturities:
Mortgage backed securities	$746	$1,118
Asset backed securities	—	10
Corporate bonds	196	359
Total	942	1,487

Investment of funds received under securities lending agreements	81	856

Equity securities	—	337
Total OTTI recognized in earnings	$1,023	$2,680

A description of the methodology and significant inputs used to measure the amount of OTTI in the 2012 first quarter is as follows:

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

The Company believes that the $23.4 million of OTTI included in accumulated other comprehensive income at March 31, 2012 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At March 31, 2012, the Company did not intend to sell

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2012	2011

Balance at start of period	$66,545	$86,040
Credit loss impairments recognized on securities not previously impaired	212	2,006
Credit loss impairments recognized on securities previously impaired	811	674
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(482)	(3,862)
Balance at end of period	$67,086	$84,858

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 3, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” for further details. The following table details the value of the Company’s restricted assets:

	March 31,	December 31,
	2012	2011

Assets used for collateral or guarantees:
Affiliated transactions	$4,521,655	$4,321,535
Third party agreements	693,371	757,669
Deposits with U.S. regulatory authorities	279,537	288,458
Deposits with non-U.S. regulatory authorities	221,179	169,733
Trust funds	64,398	60,558
Total restricted assets	$5,780,140	$5,597,953

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At March 31, 2012, the Company obtained an average of 2.8 quotes per investment, compared to 2.8 quotes at December 31, 2011. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At March 31, 2012 and December 31, 2011, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company’s investment portfolio.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.13 billion of financial assets and liabilities measured at fair value at March 31, 2012, approximately $927.3 million, or 7.6%, were priced using non-binding broker-dealer quotes. Of the $11.97 billion of financial assets and liabilities measured at fair value at December 31, 2011, approximately $1.19 billion, or 9.9%, were priced using non-binding broker-dealer quotes.

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

Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities would include corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, non-U.S. government securities, TALF investments and TALF borrowings, certain equities, certain short-term investments and certain other investments.

The Company determined that a Euro-denominated corporate bond which consists of an underlying portfolio of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy along with certain other corporate bonds. In addition, the Company determined that certain other investments would be classified within Level 3 of the valuation hierarchy. The Company reviews the classification of its investments each quarter.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2012:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,616,226	$—	$2,519,571	$96,655
Mortgage backed securities	1,494,968	—	1,494,968	—
Municipal bonds	1,301,255	—	1,301,255	—
Commercial mortgage backed securities	1,124,667	—	1,124,667	—
U.S. government and government agencies	1,254,434	1,254,434	—	—
Non-U.S. government securities	856,535	—	856,535	—
Asset backed securities	623,873	—	623,873	—
Total	9,271,958	1,254,434	7,920,869	96,655

Equity securities	318,181	316,977	1,204	—
Other investments	357,992	—	351,777	6,215
Short-term investments	1,112,249	976,446	135,803	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	195,320	—	195,320	—
Non-U.S. government bonds	55,485	—	55,485	—
Equity securities	52,766	52,766	—	—
Other investments	196,712	—	196,712	—
Total	500,283	52,766	447,517	—

TALF investments	313,187	—	313,187	—
Total assets measured at fair value	$11,873,850	$2,600,623	$9,170,357	$102,870

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$239,551	$—	$239,551	$—
Securities sold but not yet purchased (2)	18,831	18,831	—	—
Total liabilities measured at fair value	$258,382	$18,831	$239,551	$—

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2011:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,596,118	$—	$2,504,027	$92,091
Mortgage backed securities	1,592,762	—	1,592,762	—
Municipal bonds	1,430,565	—	1,430,565	—
Commercial mortgage backed securities	1,046,326	—	1,046,326	—
U.S. government and government agencies	1,451,993	1,451,993	—	—
Non-U.S. government securities	737,477	—	737,477	—
Asset backed securities	576,757	—	576,757	—
Total	9,431,998	1,451,993	7,887,914	92,091

Equity securities	299,584	299,528	56	—
Other investments	238,111	—	232,987	5,124
Short-term investments	904,219	837,371	66,848	—

Fair value option:
Investments accounted for using the
fair value option:
Corporate bonds	122,935	—	122,935	—
Non-U.S. government bonds	24,844	—	24,844	—
Equity securities	87,403	87,403	—	—
Other investments	131,721	—	131,721	—
Total	366,903	87,403	279,500	—

TALF investments	387,702	—	387,702	—
Total assets measured at fair value	$11,628,517	$2,676,295	$8,855,007	$97,215

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$310,486	$—	$310,486	$—
Securities sold but not yet purchased (2)	27,178	27,178	—	—
Total liabilities measured at fair value	$337,664	$27,178	$310,486	$—

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended March 31, 2012
Balance at beginning of period	$92,091	$5,124	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	2,331	81	2,412
Included in other comprehensive income	2,273	1,091	3,364
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(40)	(81)	(121)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$96,655	$6,215	$102,870

Three Months Ended March 31, 2011
Balance at beginning of period	$153,509	$7,858	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	5,771	321	6,092
Included in other comprehensive income	10,098	617	10,715
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(595)	(595)
Settlements	(333)	—	(333)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$169,045	$8,201	$177,246

(1)               Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

The amount of total gains for the 2012 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012 was $2.4 million. The amount of total gains for the 2011 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011 was $5.8 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2012, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2012, the Company’s senior notes are carried at their cost of $300.0 million and have a fair value of $357.8 million. The fair values of these securities were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2012 or December 31, 2011.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in fixed maturities while the fair value of all other derivatives is included in other investments in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	Estimated Fair Value	Notional Value	Estimated Fair Value	Notional Value

At March 31, 2012
Futures contracts	$702	$255,496	$(403)	$231,924
Foreign currency forward contracts	11,228	295,154	(4,542)	351,657
TBAs	214,376	201,600	(255,536)	237,500
Other	480	13,784	(648)	131,969
Total	$226,786		$(261,129)

At December 31, 2011
Futures contracts	$771	$364,035	$(145)	$16,275
Foreign currency forward contracts	11,937	352,992	(6,558)	253,733
TBAs	23,661	23,000	(2,178)	2,000
Other	4,005	187,613	(2,048)	309,931
Total	$40,374		$(10,929)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended
Derivatives not designated as	March 31,
hedging instruments	2012	2011

Futures contracts	$(2,021)	$(1,401)
Foreign currency forward contracts	(1,881)	(13,926)
TBAs	323	1,606
Other	(1,090)	2,401
Total	$(4,669)	$(11,320)

9.                   Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2012, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 1.1% for the 2012 first quarter, compared to (2.2)% for the 2011 first quarter. The Company’s effective tax rate,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $97.6 million at March 31, 2012, compared to $80.7 million at December 31, 2011. In addition, the Company paid $2.8 million in income taxes, net of recoveries, for the 2012 first quarter, compared to $3.7 million for the 2011 period.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $2.0 million of federal excise taxes in the 2012 first quarter, compared to $2.5 million in the 2011 first quarter. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

11.            Subsequent Events

On April 2, 2012, the Company announced the closing of its underwritten public offering of $325 million of its 6.75% Series C non-cumulative preferred shares. Except in specified circumstances relating to certain tax or corporate events, the Series C non-cumulative preferred shares are not redeemable prior to April 2, 2017. The net proceeds from the offering of approximately $316 million and other available funds were used to redeem all of the Company’s $200 million of 8.0% Series A preferred shares and $125 million of 7.875% Series B preferred shares on May 2, 2012. The preferred shares were redeemed at a redemption price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date.

In addition, on April 10, 2012, the Company completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. (“Ariel Re”) based in Zurich, Switzerland. The former Ariel Re credit and surety team joined the Zurich branch office of Arch Reinsurance Europe Underwriting Limited. The results of such acquired operations will be reflected in the Company’s results beginning in the 2012 second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2011 Form 10-K. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $5.24 billion in capital at March 31, 2012 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continues to show improvement across the board. From a rate standpoint, almost all lines of business moved into positive territory in the 2012 first quarter with rate increases slightly above loss cost trends. In our insurance business, rates were up approximately 2% on a weighted basis. We experienced favorable rate movement on primary lines such as general liability, umbrella liability, auto liability and workers’ compensation. Two exceptions to the overall rate trends were in large account healthcare which experienced rate reductions and executive assurance which remained flat during the 2012 first quarter. However, even with this improvement in the rate environment, additional rate increases are needed in many lines in order for us to achieve adequate returns given the current interest rate environment. In our reinsurance business, rates continued to improve significantly, on a risk adjusted basis, in property and property catastrophe business, with the best increases to date reflected in international, catastrophe exposed businesses. Such improvements were driven, in part, by the impact of the higher level of catastrophic activity in 2010 and 2011. All other lines remained basically unchanged although our reinsurance operations benefited from the underlying rate increases in primary lines noted above. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

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

In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value of securities in our investment portfolio.

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2012, our modeled peak zone catastrophe exposure is a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $860 million, followed by windstorms affecting the Northeastern U.S. and Florida Tri-County with net probable maximum pre-tax losses of $826 million and $608 million, respectively. Based on in-force exposure estimated as of January 1, 2012, our modeled peak zone exposure was a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $881 million, followed by windstorms affecting the Northeastern U.S. and Florida Tri-County with net probable maximum pre-tax losses of $842 million and $638 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2012, our modeled peak zone earthquake exposure (New Madrid earthquake) represented less than 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. Actual losses may also increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2011 Form 10-K.

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

Book value per common share was $33.33 at March 31, 2012, compared to $31.76 at December 31, 2011. The 4.9% change for the 2012 first quarter was generated through operating results and total return on investments for the period. We adopted new accounting guidance effective January 1, 2012 concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information. The adoption of the new accounting guidance reduced the reported book value per common share by $0.27 at December 31, 2011. See Note 2, “Recent Accounting Pronouncements,” of the notes accompanying our consolidated financial statements for additional information.

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

Our Operating ROAE was 10.4% for the 2012 first quarter, compared to 0.7% for the 2011 first quarter. The higher Operating ROAE for the 2012 first quarter resulted from improved underwriting results which reflected a lower level of catastrophic events than in the 2011 period.

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

At March 31, 2012, the benchmark return index had an average credit quality of “Aa1” by Moody’s, an estimated duration of 3.44 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return

Pre-tax total return (before investment expenses):
2012 first quarter	1.87%	1.56%
2011 first quarter	1.50%	0.92%

(1)          Our investment expenses were approximately 0.23% and 0.22% of average invested assets for the 2012 first quarter and 2011 first quarter, respectively.

For the 2012 first quarter, total return on our portfolio reflected tightening credit spreads on our investment grade and high yield fixed income portfolios and favorable returns on our equities and alternative assets. These returns more than offset the effect of modestly higher U.S. Treasury yields. Our portfolio outperformed the benchmark return by 31 basis points for the 2012 first quarter, due in part to an overweighting in certain sector allocations to the benchmark return. Excluding foreign exchange, total return was 1.60% for the 2012 first quarter, compared to 1.14% for the 2011 first quarter.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended
	March 31,
	2012	2011

After-tax operating income available to common shareholders	$113,660	$7,576
Net realized gains, net of tax	40,873	21,585
Net impairment losses recognized in earnings, net of tax	(1,023)	(2,680)
Equity in net income of investment funds accounted for using the equity method, net of tax	24,826	29,673
Net foreign exchange losses, net of tax	(20,541)	(37,142)
Net income available to common shareholders	$157,795	$19,012

The increase in after-tax operating income in the 2012 first quarter compared to the 2011 period primarily resulted from improved underwriting results which reflected a lower level of catastrophic loss activity. Our 2012 first quarter results included losses for current year catastrophic events of $23.0 million, net of reinsurance and reinstatement premiums, compared to $178.7 million in the 2011 first quarter.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2012	2011	% Change

Gross premiums written	$688,113	$634,583	8.4
Net premiums written	490,680	449,291	9.2

Net premiums earned	$441,740	$407,591	8.4
Fee income	530	778
Losses and loss adjustment expenses	(303,164)	(297,723)
Acquisition expenses, net	(73,870)	(61,415)
Other operating expenses	(73,370)	(74,629)
Underwriting loss	$(8,134)	$(25,398)	n/m

			% Point
Underwriting Ratios			Change
Loss ratio	68.6%	73.0%	(4.4)
Acquisition expense ratio (1)	16.6%	14.9%	1.7
Other operating expense ratio	16.6%	18.3%	(1.7)
Combined ratio	101.8%	106.2%	(4.4)

(1)               The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%

Programs	$81,616	17	$74,396	17
Property, energy, marine and aviation	79,819	16	76,418	17
Professional liability	70,561	14	59,385	13
Executive assurance	68,378	14	56,068	12
National accounts	35,438	7	40,191	9
Construction	33,653	7	31,509	7
Casualty	26,973	5	30,134	7
Travel and accident	22,836	5	21,501	5
Lenders products	22,415	5	21,074	5
Surety	12,134	2	9,734	2
Healthcare	10,635	2	9,117	2
Other (1)	26,222	6	19,764	4
Total	$490,680	100	$449,291	100

(1)              Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

Increases in professional liability, executive assurance and program business were partially offset by reductions in casualty lines. The growth in professional liability premiums primarily reflected new business written in small and medium sized accounts in the U.K. while the increase in executive assurance business primarily resulted from small and medium sized accounts in the U.K. and the U.S. The increase in program business primarily reflected growth in existing accounts. The reduction in casualty lines was due, in part, to the loss of one account in the national accounts line.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%

Property, energy, marine and aviation	$78,494	18	$73,599	18
Programs	73,998	17	67,018	16
Professional liability	63,256	14	67,400	17
Executive assurance	58,766	13	54,570	13
Lenders products	32,153	7	18,236	4
Construction	31,808	7	28,391	7
Casualty	29,065	7	28,427	7
National accounts	19,136	4	21,162	5
Travel and accident	16,713	4	15,599	4
Surety	10,560	2	9,779	2
Healthcare	8,898	2	8,652	2
Other (1)	18,893	5	14,758	5
Total	$441,740	100	$407,591	100

(1)              Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2012	2011

Current year	68.7%	76.8%
Prior period reserve development	(0.1)%	(3.8)%
Loss ratio	68.6%	73.0%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 8.1 points lower in the 2012 first quarter compared to the 2011 first quarter, due in part to a lower level of catastrophic event activity. The 2012 first quarter loss ratio reflected 1.2 points of catastrophic activity, primarily related to U.S. storm activity, compared to 10.1 points in the 2011 first quarter, which was related to the Japanese earthquake and tsunami, New Zealand earthquake and other events. The level of large non-catastrophic loss activity was similar in both periods.

Prior Period Reserve Development.

2012 first quarter: The insurance segment’s net favorable development of $0.5 million, or 0.1 points, reflected favorable development in short-tail lines which were substantially offset by increases in specialty casualty and executive assurance reserves. Favorable development in short-tail lines primarily consisting of reductions in property (including special risk other than marine) reserves from the 2007 to 2011 accident years (i.e., the year in which a loss occurred) of $2.3 million, $3.0 million, $4.0 million, $5.6 million and $2.0 million, respectively. The favorable development in property lines was primarily due to a lack of claims activity in the more recent years. The 2012 first quarter results included favorable development in travel and accident business of $2.1 million from the 2010 accident year, along with $2.9 million of favorable development on healthcare reserves spread across all accident years. The adverse development in specialty casualty reserves included $4.0 million, $3.4 million and $3.1 million in the 2004, 2005 and 2008 accident years. Such amounts primarily resulted from an increase in loss picks in reaction to recent claims development. The adverse development in executive assurance reserves included $2.1 million, $5.0 million and $2.5 million in the 2007 to 2009 accident years. Such amounts were primarily due to a small number of international D&O claims.

2011 first quarter: The insurance segment’s net favorable development of $15.4 million, or 3.8 points, reflected favorable development in short-tail lines primarily consisting of reductions in property (including special risk other than marine) reserves from the 2008 and 2009 accident years of $2.9 million and $6.9 million, respectively, and $13.1 million from the 2010 accident year. Such amount included $6.2 million of favorable development on the 2010 named catastrophic events. The favorable development in property lines was primarily due to better than expected claims emergence. Such amounts were partially offset by adverse development in professional liability reserves from the 2009 and 2010 accident years of $3.7 million and $2.6 million, respectively, due to a slight increase in the frequency of claims reported, and in casualty reserves from the 2010 accident year of $6.3 million, primarily due to development on an energy casualty claim.

Underwriting Expenses.

The insurance segment’s underwriting expense ratio was 33.2% in the 2012 first quarter, compared to 33.2% in the 2011 first quarter. The acquisition expense ratio was 16.6% in the 2012 first quarter, compared to 14.9% in the 2011 first quarter. The 2012 first quarter acquisition expense ratio included an increase of 1.0 points related to development in certain prior year loss reserves. The other operating expense ratio was 16.6% for the 2012 first quarter, compared to 18.3% for the 2011 first quarter. The lower 2012 first quarter operating expense ratio primarily resulted from the higher level of net premiums earned in the period.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2012	2011	% Change

Gross premiums written	$379,976	$331,013	14.8
Net premiums written	372,931	314,987	18.4

Net premiums earned	$238,572	$226,104	5.5
Fee income	13	37
Losses and loss adjustment expenses	(92,043)	(196,157)
Acquisition expenses, net	(45,092)	(47,339)
Other operating expenses	(26,123)	(21,227)
Underwriting income (loss)	$75,327	$(38,582)	n/m

			% Point
Underwriting Ratios			Change
Loss ratio	38.6%	86.8%	(48.2)
Acquisition expense ratio	18.9%	20.9%	(2.0)
Other operating expense ratio	10.9%	9.4%	1.5
Combined ratio	68.4%	117.1%	(48.7)

The components of the reinsurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%

Other specialty	$95,462	26	$77,645	25
Property catastrophe	86,574	23	66,961	21
Property excluding property catastrophe (1)	75,493	20	71,150	22
Casualty (2)	83,960	23	71,361	23
Marine and aviation	25,617	7	24,164	8
Other	5,825	1	3,706	1
Total	$372,931	100	$314,987	100

Pro rata	$124,746	33	$105,492	33
Excess of loss	248,185	67	209,495	67
Total	$372,931	100	$314,987	100

(1)              Includes facultative business.

(2)             Includes professional liability, executive assurance and healthcare business.

The growth in net premiums written reflected increases in all lines of business, primarily in other specialty, professional liability and property catastrophe business. The higher level of other specialty business primarily resulted from U.K. motor writings while growth in professional liability reflected a small number of new accounts. Substantial rate improvements in global property catastrophe markets allowed the reinsurance segment to participate in a more meaningful way around the world in areas such as Australia and New Zealand.

In April 2012, we completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. (“Ariel Re”) based in Zurich, Switzerland. The former Ariel Re credit and surety team joined the Zurich branch office of Arch Reinsurance Europe Underwriting Limited. In addition, our Bermuda reinsurer was successful in signing a mortgage reinsurance quota share contract in the 2012 second quarter. The results of the credit and surety reinsurance and the mortgage reinsurance quota share contract will be reflected in our results beginning in the 2012 second quarter.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%

Property catastrophe	$61,863	26	$51,642	23
Property excluding property catastrophe (1)	61,632	26	63,006	28
Other specialty	46,148	19	38,969	17
Casualty (2)	45,943	19	48,494	21
Marine and aviation	21,449	9	21,626	10
Other	1,537	1	2,367	1
Total	$238,572	100	$226,104	100

Pro rata	$99,925	42	$106,653	47
Excess of loss	138,647	58	119,451	53
Total	$238,572	100	$226,104	100

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

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2012	2011

Current year	60.7%	106.0%
Prior period reserve development	(22.1)%	(19.2)%
Loss ratio	38.6%	86.8%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 45.3 points lower in the 2012 first quarter compared to the 2011 first quarter, primarily due to the lower level of current year catastrophic event activity. The 2012 first quarter loss ratio reflected 7.4 points related to current year catastrophic activity, primarily related to U.S. storm activity, while the 2011 first quarter ratio included 60.8 points of catastrophic activity, which was related to the Japanese earthquake and tsunami, New Zealand earthquake and other events. The 2012 first quarter loss ratio included 5.1 points related to the Costa Concordia and Elgin oil platform events while the 2011 first quarter loss ratio did not include substantial large non-catastrophic loss activity.

Prior Period Reserve Development.

2012 first quarter: The reinsurance segment’s net favorable development of $52.8 million, or 22.1 points, reflected favorable development of $21.5 million on property catastrophe and property other than property catastrophe reserves, including $6.9 million and $8.3 million from the 2010 and 2011 underwriting years, respectively. In addition, there was $20.7 million of favorable development on casualty reserves, including $1.8 million, $4.9 million, $3.7 million, $4.5 million, $4.0 million and $3.3 million for the 2004 to 2009 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), respectively, partially offset by adverse development in the 2010 underwriting year of $2.5 million which was due, in part, to increases in loss selections based on the reinsurance segment’s view of the insurance environment. The 2012 first quarter loss ratio also benefited from $9.7 million of favorable development on other specialty business, including $2.5 million and $5.9 million from the 2010 and 2011 underwriting years. Such amounts were primarily due to better than expected claims emergence.

2011 first quarter: The reinsurance segment’s net favorable development of $43.4 million, or 19.2 points, reflected $17.4 million of favorable development in property catastrophe and property other than property catastrophe reserves, including $15.1 million from the 2010 underwriting year. Such amount included $10.6 million of favorable development on the 2010 named catastrophic events. In addition, there was $14.4 million of favorable development on casualty reserves, including $4.9 million, $4.5 million, $4.5 million and $4.7 million for the 2002 to 2005 underwriting years, respectively, partially offset by adverse development in the 2010 underwriting year of $6.0 million. The 2011 first quarter loss ratio also benefited from $6.2 million of favorable development on other specialty business, including $2.6 million and $2.5 million from the 2008 and 2009 underwriting years, respectively. The reductions in reserves were primarily due to better than expected claims emergence.

Underwriting Expenses.

The underwriting expense ratio for the reinsurance segment was 29.8% in the 2012 first quarter, compared to 30.3% in the 2011 first quarter. The acquisition expense ratio for the 2012 first quarter was 18.9%, compared to 20.9% for the 2011 first quarter. The comparison of the 2012 first quarter and 2011 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for the 2012 first quarter was 10.9%, compared to 9.4% in the 2011 first quarter. The other operating expense ratio in the 2012 first quarter reflected a higher level of incentive compensation costs related to better than expected experience on business written in prior underwriting years along with expenses related to new business opportunities.

Other Income or Expense Items

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2012	2011

Fixed maturities	$73,450	$85,144
Term loan investments (1)	2,299	151
Equity securities	1,664	1,547
Short-term investments	372	678
Other (2)	3,193	6,903
Gross investment income	80,978	94,423
Investment expenses	(6,681)	(6,116)
Net investment income	$74,297	88,307

(1)               Included in “investments accounted for using the fair value option” on the consolidated balance sheets.

(2)               Amounts include dividends on investment funds and other items. The 2011 first quarter amount includes an initial dividend of $5.5 million received on an investment fund.

The pre-tax investment income yield, calculated based on amortized cost, was 2.52% for the 2012 first quarter, compared to 2.72% for the 2011 fourth quarter and 3.06% for the 2011 first quarter. The decline in yields reflects the effects of lower prevailing interest rates available in the market and our investment focus which puts a priority on total return. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (“Gulf Re”) using the equity method on a three month lag basis based on the availability of their financial statements. We recorded a loss of $8.1 million on such investments in the 2012 first quarter, compared to $4.6 million of income in the 2011 first quarter. The 2012 first quarter amount included a loss of $8.6 million related to Aeolus LP. As of March 31, 2012, the carrying value of this investment (after taking into account the $83.1 million in cumulative cash distributions received) was $10.7 million with no unfunded capital commitments. Aeolus LP operates as an unrated reinsurance platform that provides collateralized property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $336.5 million at March 31, 2012, compared to $345.3 million at December 31, 2011. At March 31, 2012, our portfolio included $337.5 million of investments in bank loan funds, of which $121.3 million are reflected in the investment funds accounted for using the equity method.

We recorded $24.8 million of equity in net income related to investment funds accounted for using the equity method in the 2012 first quarter, compared to $29.7 million of equity in net income for the 2011 first quarter. Income in the 2012 first quarter resulted, in part, from positive returns on two funds, one that invests in a portfolio of loans and another public-private investment fund (“PPIF”) that invests in high quality U.S. residential and commercial mortgages.

Net Realized Gains or Losses. We recorded net realized gains of $44.1 million for the 2012 first quarter, compared to net realized gains of $20.7 million for the 2011 first quarter. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 6, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Total return on our portfolio under management for the 2012 first quarter was 1.87%, compared to 1.50% for the 2011 first quarter. Excluding foreign exchange, total return was 1.60% for the 2012 first quarter, compared to 1.14% for the 2011 first quarter. For the 2012 first quarter, total return on our portfolio reflected tightening credit spreads on our investment grade and high yield fixed income portfolios and favorable returns on our equities and alternative assets. These returns more than offset the effect of modestly higher U.S. Treasury yields. Total return is calculated on a pre-tax basis and before investment expenses.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For the 2012 first quarter, we recorded $1.0 million of credit related impairments in earnings, compared to $2.7 million for the 2011 first quarter. The OTTI recorded in the 2012 first quarter primarily resulted from reductions in estimated recovery values on certain mortgage backed securities following the review of such securities. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $7.0 million for the 2012 first quarter, compared to $7.0 million for the 2011 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses. Net foreign exchange losses for the 2012 first quarter of $20.7 million consisted of net unrealized losses of $20.2 million and net realized losses of $0.5 million, compared to net foreign exchange losses for the 2011 first quarter of $36.9 million which consisted of net unrealized losses of $37.0 million and net realized gains of $0.1 million. The 2012 first quarter net foreign exchange losses primarily resulted from the weakening of the U.S. Dollar against the Euro, British Pound Sterling and other major foreign currencies during the period.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements.

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

The following table summarizes our invested assets:

	March 31,	December 31,
	2012	2011

Fixed maturities available for sale, at fair value	$9,221,145	$9,375,604
Fixed maturities, at fair value (1)	250,805	147,779
Fixed maturities pledged under securities lending agreements, at fair value (2)	50,813	56,393
Total fixed maturities	9,522,763	9,579,776
Short-term investments available for sale, at fair value	1,112,249	904,219
Cash	422,806	351,699
Equity securities available for sale, at fair value	318,181	299,584
Equity securities, at fair value (1)	52,766	87,403
Other investments available for sale, at fair value	357,992	238,111
Other investments, at fair value (1)	196,712	131,721
TALF investments, at fair value (3)	313,187	387,702
Investments accounted for using the equity method (4)	347,273	380,507
Total cash and investments	12,643,929	12,360,722
Securities sold but not yet purchased (5)	(18,831)	(27,178)
Securities transactions entered into but not settled at the balance sheet date	(121,435)	(17,339)
Total investable assets	$12,503,663	$12,316,205

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

At March 31, 2012, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s Investors Service (“Moody’s) of “AA/Aa2” and an average yield to maturity (imbedded book yield), before investment expenses, of 2.76%. At December 31, 2011, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of  “AA+/Aa1” and an average yield to maturity of 2.98%. Our investment portfolio had an average effective duration of 2.75 years at March 31, 2012, compared to 2.99 years at December 31, 2011. At March 31, 2012, approximately $8.22 billion, or 67%, of our total investments and cash was internally managed, compared to $7.9 billion, or 66%, at December 31, 2011.

The following table summarizes our fixed maturities by type:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At March 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,811,546	$90,793	$(11,263)	$2,732,016	$(488)
Mortgage backed securities	1,494,968	26,747	(14,777)	1,482,998	(15,444)
Municipal bonds	1,301,255	64,044	(1,381)	1,238,592	(105)
Commercial mortgage backed securities	1,124,667	35,721	(2,651)	1,091,597	(3,259)
U.S. government and government agencies	1,254,434	19,500	(4,295)	1,239,229	(207)
Non-U.S. government securities	912,020	30,517	(9,552)	891,055	—
Asset backed securities	623,873	16,033	(6,132)	613,972	(3,876)
Total	$9,522,763	$283,355	$(50,051)	$9,289,459	$(23,379)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,719,052	$79,407	$(29,922)	$2,669,567	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	762,321	33,486	(17,684)	746,519	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)
Total	$9,579,776	$296,743	$(84,703)	$9,367,736	$(29,051)

(1)         In securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)         Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2012, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $9.4 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	March 31, 2012		December 31, 2011
	Estimated	% of	Estimated	% of
Rating (1)	Fair Value	Total	Fair Value	Total

U.S. government and government agencies (2)	$2,850,031	29.9	$3,154,480	32.9
AAA	3,420,490	35.9	3,229,161	33.7
AA	1,383,663	14.5	1,425,249	14.9
A	917,925	9.6	884,957	9.2
BBB	398,645	4.2	412,566	4.3
BB	157,427	1.7	140,029	1.5
B	172,360	1.8	165,003	1.7
Lower than B	125,134	1.3	114,672	1.2
Not rated	97,088	1.1	53,659	0.6
Total	$9,522,763	100.0	$9,579,776	100.0

(1)         For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)         Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,388,080	$(33,646)	67.2	$1,692,722	$(44,803)	52.9
10-20%	50,548	(8,275)	16.6	144,523	(20,222)	23.9
20-30%	18,343	(6,114)	12.2	38,749	(11,709)	13.8
30-40%	3,677	(1,908)	3.8	14,596	(7,413)	8.8
40-50%	—	—	—	619	(445)	0.5
50-80%	29	(108)	0.2	29	(111)	0.1
Total	$2,460,677	$(50,051)	100.0	$1,891,238	$(84,703)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$109,678	$(3,519)	7.0	$143,782	$(6,418)	7.6
10-20%	31,293	(5,662)	11.3	33,926	(5,484)	6.5
20-30%	15,558	(5,348)	10.7	26,733	(8,042)	9.5
30-40%	2,662	(1,314)	2.6	13,558	(6,905)	8.2
40-50%	—	—	—	619	(445)	0.5
50-80%	29	(108)	0.2	29	(110)	0.1
Total	$159,220	$(15,951)	31.8	$218,647	$(27,404)	32.4

At March 31, 2012, below-investment grade securities comprised approximately 5.9% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to 5.0% at December 31, 2011. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At March 31, 2012, corporate bonds represented 40% of the total below investment grade securities at fair value, mortgage backed securities represented 47% of the total and 13% were in other classes. At December 31, 2011, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at March 31, 2012 which were in an unrealized loss position of greater than 20% of amortized cost were primarily in asset backed and mortgage backed securities where the fair value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2012, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)

General Electric Co.	$45,315	AA+/Aa2
Abbey National Treasury Svcs	31,335	A+/A1
Caterpillar Inc.	31,290	A/A2
Total SA	29,032	Aa-/Aa1
Royal Dutch Shell PLC	28,213	AA/Aa1
National Australia Bank Ltd.	27,879	Aa-/Aa2
Coca-Cola Company	26,579	A+/Aa3
Verizon Communications Inc.	26,078	A-/A3
HSBC Holdings PLC	25,925	A/A3
Berkshire Hathaway Inc.	25,281	A/A2
Total	$296,927

(1) Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At March 31, 2012, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.49 billion, or 12.0% of total investable assets, compared to $1.59 billion, or 12.9%, at December 31, 2011.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At March 31, 2012, CMBS constituted approximately $1.12 billion, or 9.0% of total investable assets, compared to $1.05 billion, or 8.5%, at December 31, 2011. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our MBS and CMBS at March 31, 2012, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Fair Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003		$2,378	AAA	$2,402	101.0%	0.0%
	2004		14,472	BBB	13,455	93.0%	0.1%
	2005		46,202	B	42,140	91.2%	0.3%
	2006		57,247	BBB	52,964	92.5%	0.4%
	2007		47,338	CCC-	45,215	95.5%	0.4%
	2008		6,911	CCC-	6,781	98.1%	0.1%
	2009	(6)	32,481	AAA	35,086	108.0%	0.3%
	2010	(6)	30,612	AAA	29,732	97.1%	0.2%
	2012	(6)	53,666	AAA	54,049	100.7%	0.4%
Total non-agency MBS			$291,307	BBB+	$281,824	96.7%	2.3%

Non-agency CMBS:	1998		3,479	AAA	3,536	101.6%	0.0%
	2002		9,245	AAA	9,228	99.8%	0.1%
	2003		38,287	AAA	39,293	102.6%	0.3%
	2004		27,757	AAA	27,775	100.1%	0.2%
	2005		49,205	AAA	49,507	100.6%	0.4%
	2006		4,255	BBB+	4,131	97.1%	0.0%
	2007		74,617	AA	80,269	107.6%	0.6%
	2008		24,925	AA+	24,692	99.1%	0.2%
	2010		255,803	AAA	263,230	102.9%	2.1%
	2011		197,548	AAA	208,547	105.6%	1.7%
	2012		31,857	AAA	32,006	100.5%	0.3%
Total non-agency CMBS			$716,978	AAA	$742,214	103.5%	5.9%

	Non-Agency MBS		Non-Agency
	Re-REMICs	All Other	CMBS (1)
Additional Statistics:
Weighted average loan age (months)	69	68	46
Weighted average life (months) (2)	30	61	36
Weighted average loan-to-value % (3)	70.1%	67.9%	64.4%
Total delinquencies (4)	20.5%	19.4%	4.0%
Current credit support % (5)	42.6%	11.4%	28.7%

(1)         Loans defeased with government/agency obligations represented approximately 2.7% of the collateral underlying our CMBS holdings.

(2)         The weighted average life for MBS is based on the interest rates in effect at March 31 2012.  The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)         The range of loan-to-values is 31% to 87% on MBS and 31% to 95% on CMBS.

(4)         Total delinquencies includes 60 days and over.

(5)         Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6)         Primarily represents Re-REMICs with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at March 31, 2012:

			Estimated Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Credit cards (1)	$238,068	AAA	$244,377	102.7%	2.0%
Autos (2)	174,409	AAA	174,100	99.8%	1.4%
Rate reduction bonds (3)	65,731	AAA	68,478	104.2%	0.5%
U.K. securitized (4)	29,320	AAA	29,335	100.1%	0.2%
Student loans (5)	1,934	AA+	1,948	100.7%	0.0%
Other	86,972	AA-	88,036	101.2%	0.7%
	596,434	AA+	606,274	101.6%	4.8%

Home equity (6)	$2,895	AAA	$2,552	88.2%	0.0%
	1,279	BBB	1,169	91.4%	0.0%
	8,828	BB to B	8,499	96.3%	0.1%
	4,362	CCC to C	5,296	121.4%	0.0%
	174	D	83	47.7%	0.0%
	17,538	B+	17,599	100.3%	0.1%

Total ABS	$613,972	AA+	$623,873	101.6%	5.0%

The effective duration of the total ABS was 1.71 years at March 31, 2012.

(1) The weighted average credit support % on credit cards is 18.6%.

(2) The weighted average credit support % on autos is 26.6%.

(3) The weighted average credit support % on rate reduction bonds is 7.7%.

(4) The weighted average credit support % on U.K. securitized is 18.6%.

(5) The weighted average credit support % on student loans is 11.3%.

(6) The weighted average credit support % on home equity is 24.7%.

At March 31, 2012, our fixed income portfolio included $44 million par value in sub-prime securities with a fair value of $20.7 million and average credit quality ratings from S&P/Moody’s of “BB/Ba3.” At December 31, 2011, our fixed income portfolio included $40 million par value in sub-prime securities with a fair value of $15.4 million and average credit quality ratings from S&P/Moody’s of “BB+/Ba2.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $6.2 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC/Caa2” at March 31, 2012, compared to $7.3 million fair value with average credit quality ratings from S&P/Moody’s of “CCC/Caa2” at December 31, 2011.

At March 31, 2012, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was approximately $236.9 million, or approximately 1.9% of our total investable assets. These securities had average credit quality ratings from S&P/Moody’s of “AA/Aa2” with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at March 31, 2012. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee ($92.5 million), Assured Guaranty Ltd. ($77.0 million), the Texas Permanent School Fund ($39.6 million) and Financial Guaranty Insurance Company ($27.8 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at March 31, 2012.

The following table provides information on the fair value of our Eurozone investments at March 31, 2012:

		Financial Corporates	Other	Covered	Bank	Equities and
	Sovereign (2)	Corporates	Corporates	Bonds (3)	Loans (4)	Other (5)	Total
Country (1)
Germany	$194,372	$19,982	$2,353	$—	$25,076	$1,056	$242,839
Netherlands	3,114	38,878	45,254	30,469	7,596	18,969	144,280
France	—	—	30,070	40,407	4,853	10,388	85,718
Finland	98,497	250	—	—	—	—	98,747
Supranational (6)	83,286	—	—	—	—	—	83,286
Spain	—	—	784	13,436	5,750	224	20,194
Luxembourg	—	—	22,741	—	2,535	27	25,303
Italy	947	—	3,773	—	1,245	(188)	5,777
Belgium	—	1,972	—	—	—	—	1,972
Ireland	—	—	1,424	—	—	—	1,424
Portugal	—	—	653	—	—	—	653
Total	$380,216	$61,082	$107,052	$84,312	$47,055	$30,476	$710,193

(1) The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone fixed maturities from Austria, Cyprus, Estonia, Greece, Malta, Slovakia or Slovenia at March 31, 2012.

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

(6) Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At March 31, 2012, our equity portfolio included $352.1 million of equity securities, compared to $359.8 million at December 31, 2011. Such amounts are shown net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. Certain of our equity managers use leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified.

The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	March 31, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$66,407	$(2,976)	20.2	$74,813	$(3,651)	16.3
10-20%	15,523	(2,494)	17.0	26,791	(4,457)	19.9
20-30%	18,350	(6,507)	44.2	21,457	(7,827)	35.0
30-40%	2,353	(1,266)	8.6	5,070	(2,645)	11.9
40-50%	1,145	(943)	6.4	2,345	(1,984)	8.9
50-70%	455	(524)	3.6	1,492	(1,780)	8.0
Total	$104,233	$(14,710)	100.0	$131,968	$(22,344)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover its cost basis. A substantial portion of the equity securities with unrealized losses were less than 30% under their cost basis at March 31, 2012. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities.

Other investments totaled $554.7 million at March 31, 2012, compared to $369.8 million at December 31, 2011. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $336.5 million at March 31, 2012, compared to $345.3 million at December 31, 2011. Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 7, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at March 31, 2012 and December 31, 2011 by level.

Premiums Receivable and Reinsurance Recoverables

At March 31, 2012, 80.4% of premiums receivable of $700.1 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.5% of the total. At December 31, 2011, 72.6% of premiums receivable of $501.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.8% of the total. Approximately 2.4% of the $49.5 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at March 31, 2012, compared to 2.3% of the $33.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2011. At March 31, 2012 and December 31, 2011, our reserves for doubtful accounts were approximately $13.4 million and $14.2 million, respectively.

At March 31, 2012, approximately 89.2% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.2% of our total shareholders’ equity. At December 31, 2011, approximately 90.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was less than 5.4% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2012	2011

Premiums Written
Direct	$709,732	$627,174
Assumed	356,924	337,392
Ceded	(203,045)	(200,288)
Net	$863,611	$764,278

Premiums Earned
Direct	$614,011	$573,006
Assumed	259,856	245,135
Ceded	(193,555)	(184,446)
Net	$680,312	$633,695

Losses and Loss Adjustment Expenses
Direct	$353,782	$393,584
Assumed	109,417	243,743
Ceded	(67,992)	(143,447)
Net	$395,207	$493,880

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

At March 31, 2012 and December 31, 2011, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31,	December 31,
	2012	2011

Insurance:
Case reserves	$1,319,234	$1,311,740
IBNR reserves	2,847,934	2,783,091
Total net reserves	$4,167,168	$4,094,831

Reinsurance:
Case reserves	$727,660	$721,032
Additional case reserves	180,062	178,640
IBNR reserves	1,636,325	1,643,660
Total net reserves	$2,544,047	$2,543,332

Total:
Case reserves	$2,046,894	$2,032,772
Additional case reserves	180,062	178,640
IBNR reserves	4,484,259	4,426,751
Total net reserves	$6,711,215	$6,638,163

At March 31, 2012 and December 31, 2011, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
	2012	2011

Casualty	$664,796	$655,017
Executive assurance	662,214	636,692
Professional liability	638,776	631,991
Property, energy, marine and aviation	585,307	590,098
Programs	545,109	541,113
Construction	404,992	403,109
National accounts	179,535	169,906
Healthcare	139,590	139,825
Surety	70,457	70,680
Travel and accident	34,289	37,645
Lenders products	25,872	12,332
Other	216,231	206,423
Total net reserves	$4,167,168	$4,094,831

At March 31, 2012 and December 31, 2011, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31,	December 31,
	2012	2011

Casualty	$1,597,806	$1,600,887
Property excluding property catastrophe	326,507	336,425
Property catastrophe	235,842	237,804
Marine and aviation	172,437	166,294
Other specialty	162,113	153,455
Other	49,342	48,467
Total net reserves	$2,544,047	$2,543,332

Shareholders’ Equity

Our shareholders’ equity was $4.84 billion at March 31, 2012, compared to $4.59 billion at December 31, 2011. The increase in the 2012 first quarter was primarily attributable to positive underwriting and investment returns.

Book Value per Common Share

The following table presents the calculation of book value per common share at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(U.S. dollars in thousands, except share data)	2012	2011

Calculation of book value per common share:
Total shareholders’ equity	$4,839,456	$4,592,074
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,514,456	$4,267,074
Common shares outstanding (1)	135,441,687	134,358,345
Book value per common share	$33.33	$31.76

(1)        Excludes the effects of 7,502,048 and 8,706,441 stock options and 298,125 and 298,425 restricted stock units outstanding at March 31, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $10.4 million at March 31, 2012, compared to $14.4 million at December 31, 2011. During the 2012 first quarter, ACGL received dividends of $15.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement (“BSCR”) model. At December 31, 2011, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.28 billion and statutory capital and surplus of $4.56 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.12 billion to ACGL during the remainder of 2012 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2012 and December 31, 2011, such amounts approximated $5.78 billion and $5.60 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2012	2011

Total cash provided by (used for):
Operating activities	$144,821	$224,580
Investing activities	3,381	(68,013)
Financing activities	(81,278)	(117,836)
Effects of exchange rate changes on foreign currency cash	4,183	5,406
Increase in cash	$71,107	$44,137

•                  Cash provided by operating activities for the 2012 first quarter was lower than in the 2011 period. Paid losses were higher in the 2012 first quarter, including outflows on catastrophic events from 2010 and 2011 and the maturation of our reserves. In addition, receipts from interest and dividend income were lower in the 2012 first quarter due, in part, to changes in investment mix, timing and portfolio yields. The 2012 first quarter also reflected a higher level of cash outflows for operating expenses, primarily due to the timing of certain incentive compensation items. Such amounts were partially offset by a higher level of premium receipts in our insurance operations.

•                  Cash provided by investing activities for the 2012 first quarter was higher than the cash used for investing activities in the 2011 period. The 2012 first quarter included a higher level of purchases and sales of fixed maturity investments than in the 2011 first quarter, an increase in funding for other investments (funding of existing and new investments) and a static level of securities on loan through our securities lending program, compared to an investing outflow for securities lending in the 2011 first quarter. In addition, during the 2012 first quarter, we sold four individual TALF investments and the related TALF borrowings were extinguished accordingly.

•                  Cash used for financing activities for the 2012 first quarter was lower than in the 2011 period. The 2011 first quarter reflected $237.2 million of share repurchases under our share repurchase program while the 2012 first quarter did not include any repurchase activity. As noted above, the 2012 first quarter cash flows reflected a static level of securities on loan through our securities lending program, compared to a financing inflow for securities lending in the 2011 first quarter. In addition, the 2012 first quarter reflected the repayment of $69.9 million of TALF borrowings.

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

On a consolidated basis, our aggregate investable assets totaled $12.50 billion at March 31, 2012, compared to $12.32 billion at December 31, 2011. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $275.0 million at March 31, 2012.

In August 2011, S&P downgraded the United States’ credit rating from “AAA” to “AA+” with a negative outlook and warned it could lower the credit rating to “AA” within the next two years if it sees less reduction in spending than agreed to, higher interest rates, or new fiscal pressures during the period that result in a higher general government debt trajectory. In addition, both Moody’s Investors Service and Fitch Ratings have announced the possibility of a downgrade to the United States’ credit rating. The impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of March 31, 2012 included $1.25 billion of obligations of the U.S. government and government agencies at fair value and $1.30 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of other risks relating to our business and investment portfolio.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through March 31, 2012, ACGL has repurchased 104.8 million common shares for an aggregate purchase price of $2.56 billion. At March 31, 2012, $942.0 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of March 31, 2012, we had $313.2 million of securities under TALF which are reflected as “TALF investments, at fair value” and $239.6 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at fair value.” As of December 31, 2011, we had $387.7 million of TALF investments, at fair value and $310.5 million of TALF borrowings, at fair value. During the 2012 first quarter, we sold four individual TALF investments and the related TALF borrowings were extinguished accordingly.

In August 2011, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $80 million, which are available on a limited basis and for limited purposes. Refer to note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

In March 2012, ACGL and Arch Capital Group (U.S.) Inc. filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In April 2012, ACGL announced the closing of its underwritten public offering of $325 million of its 6.75% Series C non-cumulative preferred shares. The net proceeds from the offering of approximately $316 million and other available funds were used to redeem all of ACGL’s $200 million of 8.0% Series A preferred shares and $125 million of 7.875% Series B preferred shares. The preferred shares were redeemed at a redemption price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date. Except in specified circumstances relating to certain tax or corporate events, the Series C non-cumulative preferred shares are not redeemable prior to April 2, 2017. Dividends on the Series C preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the Series C preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Series C preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.75% of the $25.00 liquidation preference per annum.

At March 31, 2012, ACGL’s capital of $5.24 billion consisted of $300.0 million of senior notes, representing 5.7% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.9% of the total, $325.0 million of preferred shares, representing 6.2% of the total, and common shareholders’ equity of $4.51 billion, representing the balance. At December 31, 2011, ACGL’s capital of $4.99 billion consisted of $300.0 million of senior notes, representing 6.0% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.5% of the total, and common shareholders’ equity of $4.27 billion, representing the balance. The increase in capital during the 2012 first quarter was primarily attributable to positive underwriting and investment returns.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2012. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at March 31, 2012 that affect the quantitative and qualitative disclosures presented in our 2011 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at March 31, 2012 and December 31, 2011:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At March 31, 2012
Total fair value	$11,580.2	$11,473.4	$11,329.9	$11,176.7	$11,023.8
Change from base	2.21%	1.27%	—	(1.35)%	(2.70)%
Change in unrealized value	$250.3	$143.5	$—	$(153.2)	$(306.1)

At December 31, 2011
Total fair value	$11,320.9	$11,215.5	$11,067.5	$10,905.6	$10,743.4
Change from base	2.29%	1.34%	—	(1.46)%	(2.93)%
Change in unrealized value	$253.4	$148.0	$—	$(161.9)	$(324.1)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at March 31, 2012 and December 31, 2011:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At March 31, 2012
Total fair value	$11,551.8	$11,447.6	$11,329.9	$11,218.0	$11,106.1
Change from base	1.96%	1.04%	—	(0.99)%	(1.98)%
Change in unrealized value	$221.9	$117.7	$—	$(111.9)	$(223.8)

At December 31, 2011
Total fair value	$11,297.6	$11,189.3	$11,067.5	$10,952.5	$10,836.4
Change from base	2.08%	1.10%	—	(1.04)%	(2.09)%
Change in unrealized value	$230.1	$121.8	$—	$(115.0)	$(231.1)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2012, our portfolio’s VaR was estimated to be 3.17%, compared to an estimated 3.23% at December 31, 2011.

Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments.  At March 31, 2012 and December 31, 2011, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $536.5 million and $508.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $53.6 million and $50.8 million at March 31, 2012 and December 31, 2011, respectively, and would have decreased book value per common share by approximately $0.40 and $0.38, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $53.6 million and $50.8 million at March 31, 2012 and December 31, 2011, respectively, and would have increased book value per common share by approximately $0.40 and $0.38, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At March 31, 2012, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $633.2 million, compared to $877.9 million at December 31, 2011. A 100 basis point depreciation of the underlying exposure to these derivative instruments at March 31, 2012 and December 31, 2011 would have resulted in a reduction in net income of approximately $6.3 million and $8.8 million, respectively, and would have decreased book value per common share by $0.05 and $0.07, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at March 31, 2012 and December 31, 2011 would have resulted in an increase in net income of approximately $6.3 million and $8.8 million, respectively, and would have increased book value per common share by $0.05 and $0.07, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(U.S. dollars in thousands, except per share data)	2012	2011

Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$188,584	$143,731
Shareholders’ equity denominated in foreign currencies (1)	253,802	247,135
Net foreign currency forward contracts outstanding (2)	(85,268)	(16,569)
Net exposures denominated in foreign currencies	$357,118	$374,327

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(35,712)	$(37,433)
Book value per common share	$(0.26)	$(0.28)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$35,712	$37,433
Book value per common share	$0.26	$0.28

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

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. This release or any other written or oral statements made by or on behalf of us may include forward-looking statements, which reflect our current views with respect to future events and financial performance. All statements other than statements of historical fact included in or incorporated by reference in this release are forward-looking statements. Forward-looking statements, for purposes of the PSLRA or otherwise, can generally be identified by the use of forward-looking terminology such as “may,” “will,”

“expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and similar statements of a future or forward-looking nature or their negative or variations or similar terminology.

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2012;

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

•                  the impact of the continued weakness of the U.S., European countries or other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies, and the resulting effect on the value of securities in our investment portfolio as well as the uncertainty in the market generally;

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

Other Financial Information

The consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 10, 2012) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2012, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2012 first quarter:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
(U.S. dollars in thousands,	Total Number of		as Part of Publicly	May Yet be
except share data)	Shares	Average Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs (2)	Plan or Programs
1/1/2012-1/31/2012	2,143	$37.33	—	$941,967
2/1/2012-2/29/2012	2,777	37.56	—	$941,967
3/1/2012-3/31/2012	1,390	36.99	—	$941,967
Total	6,310	$37.36	—	$941,967

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

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2012 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Certificate of Designation of 6.75% Series C Non-Cumulative Preferred Shares (a)
4.1	Certificate of Designation of 6.75% Series C Non-Cumulative Preferred Shares (b)
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.*

(a)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 2, 2012, and incorporated by reference.

(b)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 2, 2012, and incorporated by reference.

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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 10, 2012	Constantine Iordanou
President and Chief Executive Officer
(Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: May 10, 2012	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Designation of 6.75% Series C Non-Cumulative Preferred Shares (a)
4.1	Certificate of Designation of 6.75% Series C Non-Cumulative Preferred Shares (b)
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.*

(a)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 2, 2012, and incorporated by reference.

(b)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 2, 2012, and incorporated by reference.

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