Form 10-Q
period 2012-06-30
ARCH CAPITAL GROUP LTD.
filed 2012-08-08
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of August 1, 2012 was 136,314,789.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2012, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements.  As discussed in Note 3 to the accompanying consolidated financial statements, the Company changed its method of accounting for costs associated with acquiring or renewing insurance contracts. The accompanying December 31, 2011 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

New York, NY
August 8, 2012

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,325,208 and $9,165,438)	$9,556,326	$9,375,604
Short-term investments available for sale, at fair value (amortized cost: $1,085,961 and $909,121)	1,087,910	904,219
Investment of funds received under securities lending, at fair value (amortized cost: $66,327 and $48,577)	66,424	48,419
Equity securities available for sale, at fair value (cost: $258,983 and $299,058)	260,864	299,584
Other investments available for sale, at fair value (cost: $368,826 and $235,381)	381,576	238,111
Investments accounted for using the fair value option	496,843	366,903
TALF investments, at fair value (amortized cost: $292,841 and $373,040)	307,453	387,702
Investments accounted for using the equity method	331,601	380,507
Total investments	12,488,997	12,001,049

Cash	355,392	351,699
Accrued investment income	72,095	70,739
Investment in joint venture (cost: $100,000)	109,240	107,576
Fixed maturities and short-term investments pledged under securities lending, at fair value	74,032	56,393
Premiums receivable	834,116	501,563
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,849,191	1,851,584
Contractholder receivables	787,389	748,231
Prepaid reinsurance premiums	313,264	265,696
Deferred acquisition costs, net	272,736	227,884
Receivable for securities sold	821,527	462,891
Other assets	518,744	460,052
Total Assets	$18,496,723	$17,105,357

Liabilities
Reserve for losses and loss adjustment expenses	$8,546,350	$8,456,210
Unearned premiums	1,815,135	1,411,872
Reinsurance balances payable	184,763	133,866
Contractholder payables	787,389	748,231
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at fair value (par: $237,095 and $310,868)	235,818	310,486
Securities lending payable	76,383	58,546
Payable for securities purchased	927,962	480,230
Other liabilities	502,607	513,842
Total Liabilities	13,476,407	12,513,283

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 166,748,110 and 164,636,338)	556	549
Additional paid-in capital	187,013	161,419
Retained earnings	5,167,069	4,796,655
Accumulated other comprehensive income, net of deferred income tax	193,097	153,923
Common shares held in treasury, at cost (shares: 30,456,458 and 30,277,993)	(852,419)	(845,472)
Total Shareholders’ Equity	5,020,316	4,592,074
Total Liabilities and Shareholders’ Equity	$18,496,723	$17,105,357

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Net premiums written	$820,233	$706,543	$1,683,844	$1,470,821
Change in unearned premiums	(93,577)	(63,664)	(276,876)	(194,247)
Net premiums earned	726,656	642,879	1,406,968	1,276,574
Net investment income	73,608	86,671	147,905	174,978
Net realized gains	34,867	45,210	78,988	65,905

Other-than-temporary impairment losses	(2,454)	(1,969)	(3,485)	(5,227)
Less investment impairments recognized in other comprehensive income, before taxes	503	285	511	863
Net impairment losses recognized in earnings	(1,951)	(1,684)	(2,974)	(4,364)

Fee income	806	784	1,349	1,599
Equity in net income of investment funds accounted for using the equity method	7,787	5,973	32,613	35,646
Other income (loss)	695	(4,265)	(7,373)	302
Total revenues	842,468	775,568	1,657,476	1,550,640

Expenses
Losses and loss adjustment expenses	399,693	431,622	794,900	925,502
Acquisition expenses	128,289	110,639	247,251	219,393
Other operating expenses	117,701	112,842	224,173	215,724
Interest expense	7,439	7,758	14,960	15,479
Net foreign exchange (gains) losses	(31,689)	18,375	(11,001)	55,287
Total expenses	621,433	681,236	1,270,283	1,431,385

Income before income taxes	221,035	94,332	387,193	119,255

Income tax expense (benefit)	767	(2,271)	2,669	(2,821)

Net income	220,268	96,603	384,524	122,076

Preferred dividends	7,649	6,461	14,110	12,922

Net income available to common shareholders	$212,619	$90,142	$370,414	$109,154

Net income per common share
Basic	$1.58	$0.69	$2.76	$0.82
Diluted	$1.54	$0.65	$2.68	$0.78

Weighted average common shares and common share equivalents outstanding
Basic	134,529,129	131,232,269	134,241,876	132,359,493
Diluted	138,211,736	137,975,599	138,017,490	139,234,931

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Comprehensive Income
Net income	$384,524	$122,076
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	112,923	125,232
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(511)	(863)
Reclassification of net realized gains, net of income taxes, included in net income	(71,303)	(67,858)
Foreign currency translation adjustments, net of deferred income tax	(1,935)	2,570
Other comprehensive income	39,174	59,081
Comprehensive Income	$423,698	$181,157

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Non-Cumulative Preferred Shares
Balance at beginning of period	$325,000	$325,000
Shares issued - Series C	325,000	—
Shares repurchased - Series A and B	(325,000)	—
Balance at end of period	325,000	325,000

Common Shares
Balance at beginning of year	549	534
Common shares issued, net	7	7
Balance at end of period	556	541

Additional Paid-in Capital
Balance at beginning of year	161,419	110,325
Common shares issued, net	4,553	3,912
Issue costs on Series C preferred shares	(9,397)	—
Exercise of stock options	4,822	6,372
Amortization of share-based compensation	23,930	19,505
Other	1,686	1,887
Balance at end of period	187,013	142,001

Retained Earnings
Balance at beginning of year	4,796,655	4,422,553
Cumulative effect of adjustment resulting from adoption of new accounting guidance (1)	—	(36,217)
Balance at beginning of year, as adjusted	4,796,655	4,386,336
Dividends declared on preferred shares	(14,110)	(12,922)
Net income	384,524	122,076
Balance at end of period	5,167,069	4,495,490

Accumulated Other Comprehensive Income
Balance at beginning of year	153,923	204,503
Change in unrealized appreciation in value of investments, net of deferred income tax	41,620	57,374
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(511)	(863)
Foreign currency translation adjustments, net of deferred income tax	(1,935)	2,570
Balance at end of period	193,097	263,584

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(845,472)	(549,912)
Shares repurchased for treasury	(6,947)	(273,674)
Balance at end of period	(852,419)	(823,586)

Total Shareholders’ Equity	$5,020,316	$4,403,030

(1) Adoption of accounting guidance regarding costs incurred that can be capitalized by insurance entities.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$384,524	$122,076
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(80,753)	(71,367)
Net impairment losses recognized in earnings	2,974	4,364
Equity in net income of investment funds accounted for using the equity method and other income	(18,141)	18,590
Share-based compensation	23,930	19,505
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	107,670	286,223
Unearned premiums, net of prepaid reinsurance premiums	276,877	194,123
Premiums receivable	(273,735)	(196,244)
Deferred acquisition costs, net	(45,390)	(27,520)
Reinsurance balances payable	37,129	15,987
Other liabilities	(2,526)	6,753
Other items, net	(15,291)	74,057
Net Cash Provided By Operating Activities	397,268	446,547

Investing Activities
Purchases of:
Fixed maturity investments	(7,546,498)	(7,386,907)
Equity securities	(110,303)	(248,947)
Other investments	(386,243)	(207,365)
Proceeds from the sales of:
Fixed maturity investments	6,887,186	6,555,997
Equity securities	198,485	199,650
Other investments	216,964	204,747
Proceeds from redemptions and maturities of fixed maturity investments	598,792	537,410
Net (purchases) sales of short-term investments	(174,607)	235,676
Change in investment of securities lending collateral	(17,837)	(77,051)
Purchase of business, net of cash acquired	28,948	—
Purchases of furniture, equipment and other assets	(10,208)	(12,348)
Net Cash Used For Investing Activities	(315,321)	(199,138)

Financing Activities
Proceeds from issuance of Series C preferred shares, net	315,789	—
Repurchase of Series A and B preferred shares	(325,000)	—
Purchases of common shares under share repurchase program	—	(266,725)
Proceeds from common shares issued, net	348	1,478
Repayments of borrowings	(73,773)	(7,614)
Change in securities lending collateral	17,837	77,051
Other	3,464	3,181
Preferred dividends paid	(17,412)	(12,922)
Net Cash Used For Financing Activities	(78,747)	(205,551)

Effects of exchange rate changes on foreign currency cash	493	6,403

Increase in cash	3,693	48,261
Cash beginning of year	351,699	362,740
Cash end of period	$355,392	$411,001

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

2.       Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 104.8 million common shares for an aggregate purchase price of $2.56 billion. During the 2012 periods, ACGL did not repurchase any common shares, compared to 0.9 million common shares for an aggregate purchase price of $29.6 million during the 2011 second quarter and 8.9 million common shares for an aggregate purchase price of $266.7 during the six months ended June 30, 2011. At June 30, 2012, $942.0 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Preferred Share Offering

On April 2, 2012, the Company completed the underwritten public offering of $325 million of its 6.75% Series C non-cumulative preferred shares. Except in specified circumstances relating to certain tax or corporate events, the Series C non-cumulative preferred shares are not redeemable prior to April 2, 2017. The net proceeds from the offering of approximately $316 million and other available funds were used to redeem all of the Company’s $200 million of 8.0% Series A preferred shares and $125 million of 7.875% Series B preferred shares on May 2, 2012. The preferred shares were redeemed at a redemption price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation

During the 2012 second quarter, the Company made a stock grant of 782,248 stock appreciation rights and stock options and 728,864 restricted shares and units to certain employees and directors. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted during the 2012 second quarter were approximately $9.91 and $38.59 per share, respectively. During the 2011 second quarter, the Company made a stock grant of 697,632 stock appreciation rights and stock options and 727,641 restricted shares and units to certain employees and directors. The weighted average grant-date fair value of the stock appreciation rights and options and restricted shares and units granted during the 2011 second quarter were approximately $9.75 and $33.91 per share, respectively. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. Such values are being amortized over the respective substantive vesting period. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date.

3.      Recent Accounting Pronouncements

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

	As Previously	Effect of	As Currently
	Reported	Change	Reported

December 31, 2010
Deferred acquisition costs, net	$277,861	$(50,583)	$227,278
Other assets (1)	475,911	14,366	490,277
Retained earnings	4,422,553	(36,217)	4,386,336

Three Months Ended June 30, 2011
Other operating expenses	$110,563	$2,279	$112,842
Income tax benefit	(1,731)	(540)	(2,271)
Net income	98,342	(1,739)	96,603

Net income per common share - basic	$0.70	$(0.01)	$0.69
Net income per common share - diluted	$0.67	$(0.02)	$0.65

Six Months Ended June 30, 2011
Other operating expenses	$212,983	$2,741	$215,724
Income tax benefit	(2,102)	(719)	(2,821)
Net income	124,098	(2,022)	122,076

Net income per common share - basic	$0.84	$(0.02)	$0.82
Net income per common share - diluted	$0.80	$(0.02)	$0.78

(1) Effect of change equals tax benefit included in “other assets” on the Company’s balance sheet.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective January 1, 2012, the Company prospectively adopted an ASU that provides clarification or changes to existing fair value measurement and disclosure requirements, including, for example, additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. See Note 8, “Fair Value,” for the Company’s disclosures on fair value.

Effective January 1, 2012, the Company adopted an ASU that is intended to increase the prominence of other comprehensive income in the financial statements by allowing only two options for reporting comprehensive income: (1) A single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (2) in a two-statement approach that presents the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The adoption of this ASU did not impact the presentation of the Company’s consolidated financial statements.

In December 2011, the FASB issued an ASU that expands the required disclosures about financial instruments and derivative instruments that are either offset for balance sheet presentation purposes or subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. This ASU is effective for periods beginning on or after January 1, 2013. This new guidance is disclosure-related only and does not amend existing guidance on offsetting on the balance sheet. As such, the Company does not believe that the adoption of this ASU will impact the presentation of its consolidated financial statements.

4.      Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of June 30, 2012, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $81 million as of June 30, 2012, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At June 30, 2012, the Company had $445.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $514.4 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at June 30, 2012.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $537.0 million at June 30, 2012.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.      Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Numerator:
Net income	$220,268	$96,603	$384,524	$122,076
Preferred dividends	(7,649)	(6,461)	(14,110)	(12,922)
Net income available to common shareholders	$212,619	$90,142	$370,414	$109,154

Denominator:
Weighted average common shares outstanding — basic	134,529,129	131,232,269	134,241,876	132,359,493
Effect of dilutive common share equivalents:
Nonvested restricted shares	800,455	931,305	909,524	1,040,514
Stock options (1)	2,882,152	5,812,025	2,866,090	5,834,924
Weighted average common shares and common share equivalents outstanding — diluted	138,211,736	137,975,599	138,017,490	139,234,931

Earnings per common share:
Basic	$1.58	$0.69	$2.76	$0.82
Diluted	$1.54	$0.65	$2.68	$0.78

(1)               Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2012 second quarter and 2011 second quarter, the number of stock options excluded were 912,056 and 430,758, respectively. For the six months ended June 30, 2012 and 2011, the number of stock options excluded were 688,634 and 223,063, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Segment Information

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$676,090	$376,981	$1,051,813	$635,005	$277,766	$911,939
Net premiums written	464,584	355,649	820,233	438,263	268,280	706,543
Net premiums earned	$446,594	$280,062	$726,656	$410,819	$232,060	$642,879
Fee income	628	178	806	702	82	784
Losses and loss adjustment expenses	(290,416)	(109,277)	(399,693)	(301,642)	(129,980)	(431,622)
Acquisition expenses, net	(76,058)	(52,231)	(128,289)	(66,543)	(44,096)	(110,639)
Other operating expenses	(76,617)	(29,140)	(105,757)	(77,774)	(23,671)	(101,445)
Underwriting income (loss)	$4,131	$89,592	93,723	$(34,438)	$34,395	(43)
Net investment income			73,608			86,671
Net realized gains			34,867			45,210
Net impairment losses recognized in earnings			(1,951)			(1,684)
Equity in net income of investment funds accounted for using the equity method			7,787			5,973
Other income (loss)			695			(4,265)
Other expenses			(11,944)			(11,397)
Interest expense			(7,439)			(7,758)
Net foreign exchange gains (losses)			31,689			(18,375)
Income before income taxes			221,035			94,332
Income tax (expense) benefit			(767)			2,271
Net income			220,268			96,603
Preferred dividends			(7,649)			(6,461)
Net income available to common shareholders			$212,619			$90,142
Underwriting Ratios
Loss ratio	65.0%	39.0%	55.0%	73.4%	56.0%	67.1%
Acquisition expense ratio (2)	16.9%	18.6%	17.6%	16.0%	19.0%	17.1%
Other operating expense ratio	17.2%	10.4%	14.6%	18.9%	10.2%	15.8%
Combined ratio	99.1%	68.0%	87.2%	108.3%	85.2%	100.0%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders, for the six months ended June 30, 2012 and 2011:

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written (1)	$1,364,203	$756,957	$2,118,469	$1,269,588	$608,779	$1,876,505
Net premiums written	955,264	728,580	1,683,844	887,554	583,267	1,470,821
Net premiums earned	$888,334	$518,634	$1,406,968	$818,410	$458,164	$1,276,574
Fee income	1,158	191	1,349	1,480	119	1,599
Losses and loss adjustment expenses	(593,580)	(201,320)	(794,900)	(599,365)	(326,137)	(925,502)
Acquisition expenses, net	(149,928)	(97,323)	(247,251)	(127,958)	(91,435)	(219,393)
Other operating expenses	(149,987)	(55,263)	(205,250)	(152,403)	(44,898)	(197,301)
Underwriting income (loss)	$(4,003)	$164,919	160,916	$(59,836)	$(4,187)	(64,023)
Net investment income			147,905			174,978
Net realized gains			78,988			65,905
Net impairment losses recognized in earnings			(2,974)			(4,364)
Equity in net income of investment funds accounted for using the equity method			32,613			35,646
Other income (loss)			(7,373)			302
Other expenses			(18,923)			(18,423)
Interest expense			(14,960)			(15,479)
Net foreign exchange gains (losses)			11,001			(55,287)
Income before income taxes			387,193			119,255
Income tax (expense) benefit			(2,669)			2,821
Net income			384,524			122,076
Preferred dividends			(14,110)			(12,922)
Net income available to common shareholders			$370,414			$109,154
Underwriting Ratios
Loss ratio	66.8%	38.8%	56.5%	73.2%	71.2%	72.5%
Acquisition expense ratio (2)	16.7%	18.8%	17.5%	15.5%	20.0%	17.1%
Other operating expense ratio	16.9%	10.7%	14.6%	18.6%	9.8%	15.5%
Combined ratio	100.4%	68.3%	88.6%	107.3%	101.0%	105.1%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Investment Information

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At June 30, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,519,832	$92,282	$(11,533)	$2,439,083	$(716)
Mortgage backed securities	1,670,108	23,743	(18,286)	1,664,651	(14,772)
Municipal bonds	1,542,262	67,946	(1,541)	1,475,857	(65)
Commercial mortgage backed securities	961,326	31,685	(2,412)	932,053	(3,259)
U.S. government and government agencies	1,380,074	29,797	(1,872)	1,352,149	(207)
Non-U.S. government securities	986,585	32,558	(17,976)	972,003	(157)
Asset backed securities	570,171	17,294	(8,579)	561,456	(3,876)
Total	9,630,358	295,305	(62,199)	9,397,252	(23,052)

Equity securities	260,864	24,129	(22,248)	258,983	—
Other investments	381,576	15,512	(2,762)	368,826	—
Short-term investments	1,087,910	3,279	(1,330)	1,085,961	—
Total	$11,360,708	$338,225	$(88,539)	$11,111,022	$(23,052)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,596,118	$79,407	$(29,922)	$2,546,633	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	737,477	33,486	(17,684)	721,675	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)
Total	9,431,998	296,743	(84,703)	9,219,958	(29,051)

Equity securities	299,584	22,870	(22,344)	299,058	—
Other investments	238,111	8,340	(5,610)	235,381	—
Short-term investments	904,219	390	(5,292)	909,121	—
Total	$10,873,912	$328,343	$(117,949)	$10,663,518	$(29,051)

(1)          In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2012, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $9.2 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

At June 30, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$289,690	$(8,308)	$36,087	$(3,225)	$325,777	$(11,533)
Mortgage backed securities	664,985	(7,631)	72,287	(10,655)	737,272	(18,286)
Municipal bonds	187,671	(943)	16,583	(598)	204,254	(1,541)
Commercial mortgage backed securities	74,376	(728)	20,739	(1,684)	95,115	(2,412)
U.S. government and government agencies	373,405	(1,872)	—	—	373,405	(1,872)
Non-U.S. government securities	338,862	(16,492)	10,046	(1,484)	348,908	(17,976)
Asset backed securities	102,740	(5,676)	24,569	(2,903)	127,309	(8,579)
Total	2,031,729	(41,650)	180,311	(20,549)	2,212,040	(62,199)
Equity securities	81,062	(12,458)	28,874	(9,790)	109,936	(22,248)
Other investments	27,754	(1,014)	23,252	(1,748)	51,006	(2,762)
Short-term investments	124,398	(1,330)	—	—	124,398	(1,330)
Total	$2,264,943	$(56,452)	$232,437	$(32,087)	$2,497,380	$(88,539)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$781,635	$(24,977)	$47,687	$(4,945)	$829,322	$(29,922)
Mortgage backed securities	255,101	(11,988)	44,606	(11,238)	299,707	(23,226)
Municipal bonds	39,156	(537)	14,988	(349)	54,144	(886)
Commercial mortgage backed securities	87,796	(1,676)	14,582	(1,228)	102,378	(2,904)
U.S. government and government agencies	7,059	(3)	—	—	7,059	(3)
Non-U.S. government securities	310,182	(16,139)	20,482	(1,545)	330,664	(17,684)
Asset backed securities	260,647	(8,197)	7,317	(1,881)	267,964	(10,078)
Total	1,741,576	(63,517)	149,662	(21,186)	1,891,238	(84,703)
Equity securities	130,045	(22,039)	1,923	(305)	131,968	(22,344)
Other investments	98,605	(3,053)	22,443	(2,557)	121,048	(5,610)
Short-term investments	189,100	(5,292)	—	—	189,100	(5,292)
Total	$2,159,326	$(93,901)	$174,028	$(24,048)	$2,333,354	$(117,949)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2012, on a lot level basis, approximately 790 security lots out of a total of approximately 4,470 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.5 million. At December 31, 2011, on a lot level basis, approximately 1,150 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.0 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Estimated	Amortized	Estimated	Amortized
Maturity	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$491,380	$483,860	$486,986	$476,734
Due after one year through five years	3,434,433	3,356,501	2,850,578	2,793,982
Due after five years through 10 years	2,218,284	2,125,636	2,532,834	2,441,800
Due after 10 years	284,656	273,095	345,755	326,451
	6,428,753	6,239,092	6,216,153	6,038,967
Mortgage backed securities	1,670,108	1,664,651	1,592,762	1,588,355
Commercial mortgage backed securities	961,326	932,053	1,046,326	1,020,450
Asset backed securities	570,171	561,456	576,757	572,186
Total	$9,630,358	$9,397,252	$9,431,998	$9,219,958

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At June 30, 2012, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $74.0 million and $72.0 million, respectively, compared to $56.4 million and $54.5 million at December 31, 2011, respectively. At June 30, 2012, the portfolio of collateral backing the Company’s securities lending program included approximately $6.0 million fair value of sub-prime securities, compared to $7.3 million at December 31, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Option

The Company elected to carry certain fixed maturity securities, equity securities and other investments (primarily term loans) at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in net realized gains or losses while interest income, dividends received and distributions from fund investments which are not a return of capital are reflected in net investment income. The primary reasons for electing the fair value option were to reflect economic events in earnings on a timely basis and to address practicality and cost-benefit considerations.

The Company also elected to carry the securities and related borrowings under the Federal Reserve Bank of New York’s (“FRBNY”) Term Asset-Backed Securities Loan Facility (“TALF”) at fair value under the fair value option. The primary reason for electing the fair value option on the TALF investments and TALF borrowings was to mitigate volatility in equity from using different measurement attributes (i.e., TALF investments carried at fair value whereas the related TALF borrowings would be recorded on an accrual basis absent electing the fair value option). Changes in fair value for both the securities and borrowings are included in net realized gains or losses while interest income on the TALF investments is reflected in net investment income and interest expense on the TALF borrowings is reflected in interest expense.

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	June 30,	December 31,
	2012	2011

Fixed maturities	$242,735	$147,779
Equity securities	23,118	87,403
Other investments (par: $228,446 and $138,062)	230,990	131,721
Investments accounted for using the fair value option	496,843	366,903
Securities sold but not yet purchased (1)	(9,206)	(27,178)
TALF investments	307,453	387,702
TALF borrowings	(235,818)	(310,486)
Net assets accounted for using the fair value option	$559,272	$416,941

(1)               Represents the Company’s obligation to deliver equity securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Fixed maturities	$70,290	$84,420	$143,739	$169,564
Term loan investments (1)	3,557	533	5,856	684
Equity securities	2,425	1,844	4,089	3,391
Short-term investments	760	505	1,132	1,183
Other (2)	2,980	5,774	6,174	12,677
Gross investment income	80,012	93,076	160,990	187,499
Investment expenses	(6,404)	(6,405)	(13,085)	(12,521)
Net investment income	$73,608	$86,671	$147,905	$174,978

(1)               Included in “investments accounted for using the fair value option” on the Company’s consolidated balance sheets.

(2)               Amounts include dividends on investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Available for sale securities:
Gross gains on investment sales	$67,936	$71,578	$115,948	$143,295
Gross losses on investment sales	(20,757)	(15,917)	(38,693)	(63,667)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(4,810)	(8,483)	3,407	(8,393)
Equity securities	(3,589)	(6,484)	(202)	(3,050)
Other investments	(1,744)	196	2,009	323
TALF investments	(1,274)	2,795	(50)	4,447
TALF borrowings	(176)	(138)	895	(285)
Derivative instruments (1)	277	3,176	(4,392)	(8,144)
Other	(996)	(1,513)	66	1,379
Net realized gains	$34,867	$45,210	$78,988	$65,905

(1)               See Note 9 for information on the Company’s derivative instruments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the OTTI recognized in earnings by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Fixed maturities:
Corporate bonds	$1,166	$—	$1,362	$359
Mortgage backed securities	146	1,310	892	2,428
Non-U.S. government securities	261	—	261	—
Asset backed securities	106	—	106	10
U.S. government and government agencies	10	—	10	—
Total	1,689	1,310	2,631	2,797

Investment of funds received under securities lending agreements	6	374	87	1,230

Equity securities	256	—	256	337
Total OTTI recognized in earnings	$1,951	$1,684	$2,974	$4,364

A description of the methodology and significant inputs used to measure the amount of OTTI in the 2012 second quarter is as follows:

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

•                  Corporate bonds and other fixed maturities — the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds was adjusted down, if required, to the expected recovery value calculated in the OTTI review process. In addition, the Company recorded OTTI on a portfolio of global corporate bonds, non-U.S. government securities and U.S. Treasuries due to its intent to liquidate such portfolio in the 2012 third quarter;

•                  Equity securities — the Company utilized information received from asset managers on common stocks, including the business prospects, recent events, industry and market data and other factors. For certain equities which were in an unrealized loss position and where the Company determined that it did not have the intent or ability to hold such securities for a reasonable period of time by which the fair value of the securities would increase and the Company would recover its cost, the cost basis of such securities was adjusted down accordingly;

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company believes that the $23.1 million of OTTI included in accumulated other comprehensive income at June 30, 2012 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At June 30, 2012, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance at start of period	$67,086	$84,858	$66,545	$86,040
Credit loss impairments recognized on securities not previously impaired	1,693	1,194	1,905	2,863
Credit loss impairments recognized on securities previously impaired	258	490	1,069	1,164
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(6,511)	(256)	(6,993)	(3,781)
Balance at end of period	$62,526	$86,286	$62,526	$86,286

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

	June 30,	December 31,
	2012	2011

Assets used for collateral or guarantees:
Affiliated transactions	$4,426,250	$4,321,535
Third party agreements	684,455	757,669
Deposits with U.S. regulatory authorities	288,163	288,458
Deposits with non-U.S. regulatory authorities	223,134	169,733
Trust funds	81,530	60,558
Total restricted assets	$5,703,532	$5,597,953

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At June 30, 2012, the Company obtained an average of 2.8 quotes per investment, compared to 2.8 quotes at December 31, 2011. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At June 30, 2012 and December 31, 2011, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company’s investment portfolio.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.41 billion of financial assets and liabilities measured at fair value at June 30, 2012, approximately $1.39 billion, or 11.2%, were priced using non-binding broker-dealer quotes. Of the $11.97 billion of financial assets and liabilities measured at fair value at December 31, 2011, approximately $1.19 billion, or 9.9%, were priced using non-binding broker-dealer quotes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2012:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,519,832	$—	$2,427,796	$92,036
Mortgage backed securities	1,670,108	—	1,670,108	—
Municipal bonds	1,542,262	—	1,542,262	—
Commercial mortgage backed securities	961,326	—	961,326	—
U.S. government and government agencies	1,380,074	1,380,074	—	—
Non-U.S. government securities	986,585	—	986,585	—
Asset backed securities	570,171	—	570,171	—
Total	9,630,358	1,380,074	8,158,248	92,036

Equity securities	260,864	259,648	1,216	—
Other investments	381,576	—	375,190	6,386
Short-term investments	1,087,910	925,234	162,676	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	194,663	—	194,663	—
Non-U.S. government bonds	48,072	—	48,072	—
Equity securities	23,118	23,118	—	—
Other investments	230,990	—	230,990	—
Total	496,843	23,118	473,725	—

TALF investments	307,453	—	307,453	—
Total assets measured at fair value	$12,165,004	$2,588,074	$9,478,508	$98,422

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$235,818	$—	$235,818	$—
Securities sold but not yet purchased (2)	9,206	9,206	—	—
Total liabilities measured at fair value	$245,024	$9,206	$235,818	$—

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the 2012 second quarter and 2011 second quarter:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Three Months Ended June 30, 2012
Balance at beginning of period	$96,655	$6,215	$102,870
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(548)	—	(548)
Included in other comprehensive income	(4,032)	171	(3,861)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(39)	—	(39)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$92,036	$6,386	$98,422

Three Months Ended June 30, 2011
Balance at beginning of period	$169,045	$8,201	$177,246
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	7,893	1,388	9,281
Included in other comprehensive income	(12,431)	(1,589)	(14,020)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(71)	(71)
Settlements	(51)	—	(51)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$164,456	$7,929	$172,385

(1)     Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2012 and 2011:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total

Six Months Ended June 30, 2012
Balance at beginning of period	$92,091	$5,124	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,783	81	1,864
Included in other comprehensive income	(1,759)	1,262	(497)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(79)	(81)	(160)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$92,036	$6,386	$98,422

Six Months Ended June 30, 2011
Balance at beginning of period	$153,509	$7,858	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	13,664	1,709	15,373
Included in other comprehensive income	(2,333)	(972)	(3,305)
Purchases, issuances and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(666)	(666)
Settlements	(384)	—	(384)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$164,456	$7,929	$172,385

(1)     Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

The amount of total losses for the 2012 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012 was $0.5 million, while the amount of total gains for the six months ended June 30, 2012 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012 was $1.9 million. The amount of total gains for the 2011 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011 was $9.3 million, while the amount of total gains for the six months ended June 30, 2011 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011 was $15.1 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2012, due to their respective

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At June 30, 2012, the Company’s senior notes are carried at their cost of $300.0 million and have a fair value of $374.1 million. The fair values of these securities were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2012 or December 31, 2011.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in fixed maturities while the fair value of all other derivatives is included in other investments in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	Estimated Fair Value	Notional Value	Estimated Fair Value	Notional Value

At June 30, 2012
Futures contracts	$606	$100,200	$(1,080)	$385,900
Foreign currency forward contracts	7,346	274,793	(3,000)	181,832
TBAs	272,555	255,100	(320,270)	295,800
Other	344	10,235	(352)	30,381
Total	$280,851		$(324,702)

At December 31, 2011
Futures contracts	$771	$364,035	$(145)	$16,275
Foreign currency forward contracts	11,937	352,992	(6,558)	253,733
TBAs	23,661	23,000	(2,178)	2,000
Other	4,005	187,613	(2,048)	309,931
Total	$40,374		$(10,929)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Six Months Ended
Derivatives not designated as	June 30,		June 30,
hedging instruments	2012	2011	2012	2011

Futures contracts	$(2,322)	$4,774	$(4,343)	$3,373
Foreign currency forward contracts	938	(2,467)	(943)	(16,393)
TBAs	1,419	6,896	1,742	8,502
Other	242	(6,027)	(848)	(3,626)
Total	$277	$3,176	$(4,392)	$(8,144)

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 0.3% and 0.7% for the 2012 second quarter and six months ended June 30, 2012, compared to (2.4)% for the 2011 periods. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $99.2 million at June 30, 2012, compared to $80.7 million at December 31, 2011. In addition, the Company paid $4.3 million in income taxes, net of recoveries, for the six months ended June 30, 2012, compared to $6.0 million for the 2011 period.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $4.0 million of federal excise taxes for the six months ended June 30, 2012, compared to $5.0 million in the 2011 period. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

11.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2012, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $5.42 billion in capital at June 30, 2012 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continues to show improvement across the board. From a rate standpoint, almost all lines of business were in positive territory in the 2012 second quarter with rate increases slightly above loss cost trends. In our insurance business, rates were up approximately 4% on a weighted basis. We experienced favorable rate movement on primary lines such as general liability, umbrella liability, auto liability and workers’ compensation. Two exceptions to the overall rate trends were in healthcare and surety which experienced moderate rate reductions during the 2012 second quarter. However, even with this improvement in the rate environment, we believe that longer-tail lines still require substantial additional rate improvement to become attractive. In our reinsurance business, rates continued to improve significantly, on a risk adjusted basis, in property and property catastrophe business, with the best increases to date reflected in international, catastrophe exposed businesses. Such improvements were driven, in part, by the impact of the higher level of catastrophic activity in 2010 and 2011. All other lines remained basically unchanged although our reinsurance operations benefited from the underlying rate increases in primary lines noted above. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2012, our modeled peak zone catastrophe exposure is a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $878 million, followed by windstorms affecting the Northeastern U.S. and Florida Tri-County with net probable maximum pre-tax losses of $846 million and $645 million, respectively. Based on in-force exposure estimated as of April 1, 2012, our modeled peak zone exposure was a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $860 million, followed by windstorms affecting the Northeastern U.S. and Florida Tri-County with net probable maximum pre-tax losses of $826 million and $608 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2012, our modeled peak zone earthquake exposure (New Madrid earthquake) represented less than 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Book value per common share was $34.45 at June 30, 2012, compared to $33.33 at March 31, 2012 and $31.76 at December 31, 2011. The 3.4% change for the 2012 second quarter and 8.5% change for the six months ended June 30, 2012 was generated through operating results and total return on investments. We adopted new accounting guidance effective January 1, 2012 concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information. The adoption of the new accounting guidance reduced the reported book value per common share by $0.27 at December 31, 2011. See Note 3, “Recent Accounting Pronouncements,” of the notes accompanying our consolidated financial statements for additional information.

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

Our Operating ROAE was 12.3% for the 2012 second quarter, compared to 5.9% for the 2011 second quarter, and 11.4% for the six months ended June 30, 2012, compared to 3.3% for the 2011 period. The higher Operating ROAE for the 2012 periods primarily resulted from improved underwriting results which reflected a lower level of catastrophic events than in the 2011 periods.

Total Return on Investments

Total return on investments includes net investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. Total return is calculated on a pre-tax basis and includes the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods. The benchmark return is a weighted average of the benchmarks assigned to each of our investment managers and vary based on the nature of the portfolios under management.

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

At June 30, 2012, the benchmark return index had an average credit quality of “Aa1” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.18 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return

Pre-tax total return (before investment expenses):
2012 second quarter	0.63%	0.86%
2011 second quarter	1.65%	1.93%

Six months ended June 30, 2012	2.53%	2.43%
Six months ended June 30, 2011	3.17%	2.87%

(1)          Our investment expenses were approximately 0.21% and 0.23% of average invested assets for the 2012 second quarter and 2011 second quarter, respectively, and 0.22% and 0.23% for the six months ended June 30, 2012 and 2011.

For the 2012 second quarter, total return on our portfolio reflected unfavorable returns on equities, reflecting the decline in the S&P 500 index during the period along with underperformance of commodity-related securities. Our portfolio underperformed the benchmark return by 23 basis points for the 2012 second quarter, due in part to an overweighting in certain sector allocations to the benchmark return. Excluding foreign exchange, total return was 1.04% for the 2012 second quarter, compared to 1.54% for the 2011 second quarter, and 2.66% for the six months ended June 30, 2012, compared to 2.69% for the 2011 period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

After-tax operating income available to common shareholders	$141,400	$59,739	$255,060	$67,315
Net realized gains, net of tax	33,275	44,799	74,148	66,384
Net impairment losses recognized in earnings, net of tax	(1,951)	(1,684)	(2,974)	(4,364)
Equity in net income of investment funds accounted for using the equity method, net of tax	7,787	5,973	32,613	35,646
Net foreign exchange gains (losses), net of tax	32,108	(18,685)	11,567	(55,827)
Net income available to common shareholders	$212,619	$90,142	$370,414	$109,154

The increase in after-tax operating income in the 2012 periods compared to the 2011 periods primarily resulted from improved underwriting results which reflected a lower level of catastrophic loss activity. Our results included losses for current year catastrophic events of $7.2 million, net of reinsurance and reinstatement premiums, in the 2012 second quarter, compared to $95.0 million in the 2011 second quarter, and $30.2 million for the six months ended June 30, 2012, compared to $273.7 million for the 2011 period.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change

Gross premiums written	$676,090	$635,005	6.5	$1,364,203	$1,269,588	7.5
Net premiums written	464,584	438,263	6.0	955,264	887,554	7.6

Net premiums earned	$446,594	$410,819	8.7	$888,334	$818,410	8.5
Fee income	628	702		1,158	1,480
Losses and loss adjustment expenses	(290,416)	(301,642)		(593,580)	(599,365)
Acquisition expenses, net	(76,058)	(66,543)		(149,928)	(127,958)
Other operating expenses	(76,617)	(77,774)		(149,987)	(152,403)
Underwriting income (loss)	$4,131	$(34,438)	n/m	$(4,003)	$(59,836)	n/m

			% Point			% Point
Underwriting Ratios			Change			Change
Loss ratio	65.0%	73.4%	(8.4)	66.8%	73.2%	(6.4)
Acquisition expense ratio (1)	16.9%	16.0%	0.9	16.7%	15.5%	1.2
Other operating expense ratio	17.2%	18.9%	(1.7)	16.9%	18.6%	(1.7)
Combined ratio	99.1%	108.3%	(9.2)	100.4%	107.3%	(6.9)

(1)               The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Programs	$92,998	20	$81,629	19	$174,614	18	$156,025	18
Property, energy, marine and aviation	86,390	19	103,296	24	166,209	17	179,714	20
Professional liability	65,198	14	57,906	13	135,759	14	117,291	13
Executive assurance	60,205	13	53,974	12	128,583	13	110,042	12
Construction	49,784	11	42,408	10	83,437	9	73,917	8
Casualty	30,638	7	24,939	6	57,611	6	55,073	6
Travel and accident	20,294	4	19,284	4	43,130	5	40,785	5
Lenders products	20,477	4	21,526	5	42,892	4	42,600	5
National accounts	4,961	1	4,397	1	40,399	4	44,588	5
Surety	12,723	3	9,618	2	24,857	3	19,352	2
Healthcare	7,959	2	8,422	2	18,594	2	17,539	2
Other (1)	12,957	2	10,864	2	39,179	5	30,628	4
Total	$464,584	100	$438,263	100	$955,264	100	$887,554	100

(1)               Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

2012 second quarter versus 2011. Increases in programs, professional liability and construction business were partially offset by a lower level of onshore energy business (included in the ‘property, energy, marine and aviation’ line). The higher level of program business was primarily due to growth in exposures on existing accounts and rate improvements while the higher level of professional liability business primarily resulted from an increase in international small and medium sized accounts. The increase in construction business was primarily due to activity on an existing account which is not expected to recur, while the reduction in onshore energy premiums reflected lower renewals in reaction to market conditions and a strategic shift towards writing business on an excess basis.

Six months ended June 30, 2012 versus 2011. Increases in programs, executive assurance, professional liability and construction business were partially offset by a lower level of onshore energy business. The higher level of program business was primarily due to growth in exposures on existing accounts and rate improvements. The growth in executive assurance business primarily resulted from small and medium sized accounts in the U.K. and the U.S. while the increase in professional liability premiums primarily reflected new business written in international small and medium sized accounts. The increase in construction business was primarily due to activity on an existing account which is not expected to recur, while the reduction in onshore energy premiums reflected lower renewals in reaction to market conditions and a strategic shift towards writing business on an excess basis.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Programs	$80,589	18	$71,934	18	$154,587	17	$138,952	17
Property, energy, marine and aviation	77,590	17	76,644	19	156,084	18	150,243	18
Professional liability	68,017	15	57,767	14	131,273	15	125,167	15
Executive assurance	60,856	14	60,488	15	119,622	14	115,058	14
Construction	31,692	7	27,214	7	63,500	7	55,605	7
Casualty	28,102	6	24,829	6	57,167	6	53,256	7
Travel and accident	20,661	5	19,455	5	37,374	4	35,054	4
Lenders products	21,411	5	19,966	5	53,564	6	38,202	5
National accounts	18,415	4	18,166	4	37,551	4	39,328	5
Surety	10,798	2	9,402	2	21,358	2	19,181	2
Healthcare	9,077	2	9,089	2	17,975	2	17,741	2
Other (1)	19,386	5	15,865	3	38,279	5	30,623	4
Total	$446,594	100	$410,819	100	$888,334	100	$818,410	100

(1)               Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Current year	68.9%	75.2%	68.8%	76.0%
Prior period reserve development	(3.9)%	(1.8)%	(2.0)%	(2.8)%
Loss ratio	65.0%	73.4%	66.8%	73.2%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 6.3 points lower in the 2012 second quarter compared to the 2011 second quarter, and 7.2 points lower for the six months ended June 30, 2012 compared to the 2011 period, primarily due to a lower level of catastrophic event activity. The 2012 second quarter loss ratio reflected a de minimis level of catastrophic activity, compared to 8.0 points in the 2011 second quarter, which was related to the severe weather that hit the U.S. during April and May 2011. The level of large non-catastrophic loss activity was similar in both periods.

Prior Period Reserve Development.

2012 second quarter: The insurance segment’s net favorable development of $17.2 million, or 3.9 points, reflected favorable development in short-tail and medium-tail lines which were partially offset by increases in longer-tail lines. Favorable development in short-tail lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2010 and 2011 accident years (i.e., the year in which a loss occurred) of $4.1 million and $9.8 million, respectively, which was primarily due to a lack of claims activity, and $1.8 million of favorable development in lenders products reserves from the 2011 accident year. In addition, development in medium-tail lines included favorable development in professional liability reserves from the 2009 accident year of $10.8 million, partially offset by adverse development in the 2007 accident year of $6.1 million, along with $4.4 million of favorable development on healthcare reserves spread across all accident years and $2.6 million of favorable development on surety reserves, primarily from the 2007 accident year. Adverse development in longer-tail lines included increases in construction reserves of $1.2 million, $2.8 million and $2.9 million in the 2003, 2007 and 2008 accident years and $7.3 million on executive assurance reserves in the 2011 accident year, primarily due to an increase in loss picks in reaction to recent claims development, partially offset by $2.5 million of favorable development from the 2010 accident year.

2011 second quarter: The insurance segment’s net favorable development of $7.5 million, or 1.8 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property reserves from the 2008 to 2010 accident years of $4.3 million, $3.9 million and $5.4 million, respectively, partially offset by adverse development of $2.6 million from the 2006 accident year. The favorable development in property lines was primarily due to a lack of claims activity in the more recent years.  In addition, favorable development in professional liability reserves from the 2006 accident year of $7.5 million was due to better than expected claims emergence, partially offset by adverse development in the 2007 and 2008 accident years of $1.3 million and $4.5 million, respectively, mainly due to a few large claims. Such amounts were partially offset by adverse development in casualty reserves from the 2004 and 2010 accident years of $5.2 million and $3.1 million, respectively, which was partially offset by favorable development in the 2003 and 2005 accident years of $2.0 million and $2.7 million, respectively. In addition, adverse development in alternative markets business from the 2010 accident year of $3.6 million mainly due to one account, was partially offset by $2.1 million of favorable development from the 2005 to 2008 accident years due to better than expected claims emergence.

Six months ended June 30, 2012: The insurance segment’s net favorable development of $17.7 million, or 2.0 points, reflected favorable development in short-tail and medium-tail lines which were partially offset by increases in longer-tail lines. Favorable development in short-tail lines primarily consisting of reductions in property reserves from the 2007 to 2011 accident years of $2.5 million, $2.2 million, $4.8 million, $9.7 million and $11.7 million, respectively, which was primarily due to a lack of claims activity, and $3.9 million of favorable development in travel and accident reserves, primarily from the 2010 accident year. In addition, development in medium-tail lines included favorable development in professional liability reserves from the 2009 accident year of $9.5 million, partially offset by adverse development in the 2011 accident year of $5.9 million, along with $7.4 million of favorable development on healthcare reserves spread across all accident years. On program business, favorable development of $3.2 million consisted of $6.0 million of favorable development from the 2010 accident year and $4.5 million net development from earlier accident years, partially offset by $7.4 million of adverse development from the 2011 accident year. Adverse development in longer-tail lines included an increase in executive assurance reserves in the 2011 accident year of $9.4 million, primarily due to an increase in loss picks in reaction to recent claims development, and $5.0 million from the 2009 accident year. In addition, adverse development in specialty casualty reserves from the 2004, 2005 and 2007 accident years of $4.5 million, $5.2 million and $4.5 million, respectively, were partially offset by $4.0 million of favorable development in the 2006 accident year. Adverse development in construction reserves from the 2007 to 2009 accident years of $2.5 million, $5.2 million and $3.3 million, respectively, was partially offset by $4.6 million of favorable development in the 2010 accident year.

Six months ended June 30, 2011: The insurance segment’s net favorable development of $22.8 million, or 2.8 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property reserves from the 2008 to 2010 accident years of $7.2 million, $10.8 million and $18.5 million, respectively, partially offset by adverse development of $4.1 million from the 2006 accident year. The 2010 accident year amount included $8.0 million of favorable development on the 2010 named catastrophic events. The favorable development in property lines was primarily due to a lack of claims emergence in the more recent years. In addition, there was favorable development of $6.9 million in healthcare reserves, primarily from the 2005 to 2008 accident years. Such amounts were partially offset by adverse development in casualty reserves from the 2004 and 2010 accident years of $5.3 million and $9.4 million, respectively and in professional liability reserves from the 2008 to 2010 accident years of $4.1 million, $2.1 million and $3.9 million, respectively, partially offset by favorable development of $8.5 million from the 2006 accident year. In addition, adverse development in alternative markets business from the 2010 accident year of $6.8 million was partially offset by $6.3 million of favorable development from the 2004 to 2009 accident years.

Underwriting Expenses.

2012 second quarter versus 2011: The insurance segment’s underwriting expense ratio was 34.1% in the 2012 second quarter, compared to 34.9% in the 2011 second quarter. The acquisition expense ratio was 16.9% in the 2012 second quarter, compared to 16.0% in the 2011 second quarter. The comparison of the 2012 second quarter and 2011 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The other operating expense ratio was 17.2% for the 2012 second quarter, compared to 18.9% for the 2011 second quarter, with the lower ratio in the 2012 second quarter reflecting the benefits of continued expense management and the higher level of net premiums earned.

Six months ended June 30, 2012 versus 2011: The insurance segment’s underwriting expense ratio was 33.6% for the six months ended June 30, 2012, compared to 34.1% for the 2011 period. The acquisition expense ratio was 16.7% for the six months ended June 30, 2012, compared to 15.5% for the 2011 period. The 2012 second quarter acquisition expense ratio included an increase of 0.5 points related to development in certain prior year loss reserves. The other operating expense ratio was 16.9% for the six months ended June 30, 2012, compared to 18.6% for the 2011 period, with the lower ratio for the six months ended June 30, 2012 reflecting the benefits of continued expense management and the higher level of net premiums earned.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change

Gross premiums written	$376,981	$277,766	35.7	$756,957	$608,779	24.3
Net premiums written	355,649	268,280	32.6	728,580	583,267	24.9

Net premiums earned	$280,062	$232,060	20.7	$518,634	$458,164	13.2
Fee income	178	82		191	119

Losses and loss adjustment expenses	(109,277)	(129,980)		(201,320)	(326,137)
Acquisition expenses, net	(52,231)	(44,096)		(97,323)	(91,435)
Other operating expenses	(29,140)	(23,671)		(55,263)	(44,898)
Underwriting income (loss)	$89,592	$34,395	160.5	$164,919	$(4,187)	n/m

			% Point			% Point
Underwriting Ratios			Change			Change

Loss ratio	39.0%	56.0%	(17.0)	38.8%	71.2%	(32.4)
Acquisition expense ratio	18.6%	19.0%	(0.4)	18.8%	20.0%	(1.2)
Other operating expense ratio	10.4%	10.2%	0.2	10.7%	9.8%	0.9
Combined ratio	68.0%	85.2%	(17.2)	68.3%	101.0%	(32.7)

The components of the reinsurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Property catastrophe	$129,224	36	$108,235	40	$215,798	30	$175,196	30
Other specialty (1)	72,261	20	43,937	17	167,723	23	121,582	21
Property excluding property catastrophe (2)	65,734	19	53,938	20	141,227	19	125,088	21
Casualty (3)	43,702	12	40,755	15	127,662	18	112,116	19
Marine and aviation	18,842	5	19,978	7	44,459	6	44,142	8
Other (4)	25,886	8	1,437	1	31,711	4	5,143	1
Total	$355,649	100	$268,280	100	$728,580	100	$583,267	100

Pro rata	$144,133	41	$105,036	39	$268,879	37	$210,528	36
Excess of loss	211,516	59	163,244	61	459,701	63	372,739	64
Total	$355,649	100	$268,280	100	$728,580	100	$583,267	100

(1)               Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)               Includes facultative business.

(3)               Includes professional liability, executive assurance and healthcare business.

(4)               Includes mortgage, life, casualty clash and other.

2012 second quarter versus 2011. The growth in net premiums written reflected increases in other specialty, property catastrophe and mortgage business. The growth in other specialty primarily resulted from new business written in U.K. motor while the higher level of property catastrophe primarily resulted from new business and share increases in Florida, Japan and other international risks. The mortgage business primarily resulted from a reinsurance treaty written in the 2012 second quarter which covers newly originated residential mortgages beginning in October 2011. For the 2012 second quarter, such business contributed $21.6 million of premiums written (included in the ‘other’ line), of which $13.5 million related to the period from October 2011 to March 2012.

Six months ended June 30, 2012 versus 2011. The growth in net premiums written reflected increases in all lines of business, primarily in other specialty, property catastrophe and mortgage business as discussed above. Substantial rate improvements in global property catastrophe markets allowed the reinsurance segment to participate in a more meaningful way around the world.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Property catastrophe	$68,992	25	$59,788	26	$130,855	25	$111,430	24
Other specialty (1)	78,207	28	40,511	17	124,355	24	79,480	17
Property excluding property catastrophe (2)	58,720	21	57,524	25	120,352	23	120,530	26
Casualty (3)	48,565	17	51,493	22	94,508	18	99,987	22
Marine and aviation	19,200	7	21,093	9	40,649	8	42,719	9
Other (4)	6,378	2	1,651	1	7,915	2	4,018	2
Total	$280,062	100	$232,060	100	$518,634	100	$458,164	100

Pro rata	$124,941	45	$103,967	45	$224,866	43	$210,620	46
Excess of loss	155,121	55	128,093	55	293,768	57	247,544	54
Total	$280,062	100	$232,060	100	$518,634	100	$458,164	100

(1)               Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)               Includes facultative business.

(3)               Includes professional liability, executive assurance and healthcare business.

(4)               Includes mortgage, life, casualty clash and other.

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. In April 2012, we completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. based in Zurich, Switzerland. In the transaction, which was accounted for as a business combination under U.S. GAAP, we acquired $83.1 million of net unearned premiums along with other insurance balances. Under applicable accounting rules for business combinations, the recording of such unearned premiums was not reflected as net premiums written but will result in net premiums earned (primarily over a two year period). Net premiums earned for the 2012 second quarter included $17.3 million related to the acquired net unearned premiums.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Current year	55.6%	77.9%	58.0%	91.8%
Prior period reserve development	(16.6)%	(21.9)%	(19.2)%	(20.6)%
Loss ratio	39.0%	56.0%	38.8%	71.2%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 22.3 points lower in the 2012 second quarter compared to the 2011 second quarter, and 33.8 points lower for the six months ended June 30, 2012 compared to the 2011 period, primarily due to the lower level of current year catastrophic event activity. The 2012 second quarter loss ratio reflected 2.8 points related to current year catastrophic activity, primarily related to U.S. storm activity, while the 2011 second quarter ratio included 26.8 points of catastrophic activity, which was primarily related to the severe weather that hit the U.S. in April and May 2011. The loss ratio for the six months ended June 30, 2012 reflected 4.9 points related to current year catastrophic activity, compared to 43.6 points of catastrophic activity for the 2011 period. In addition, the loss ratios for the 2012 periods included a higher level of non-catastrophic loss activity than in the 2011 periods.

Prior Period Reserve Development.

2012 second quarter: The reinsurance segment’s net favorable development of $46.6 million, or 16.6 points, reflected favorable development of $25.7 million on property catastrophe and property other than property catastrophe reserves, including $3.9 million and $15.8 million from the 2010 and 2011 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), respectively. In addition, there was $9.9 million of favorable development on casualty reserves, including $3.0 million, $3.3 million, $2.2 million and $1.7 million for the 2004 to 2007 underwriting years, respectively, partially offset by adverse development in the 2010 and 2011 underwriting years of $1.9 million and $1.5 million, respectively, which was due, in part, to increases in loss selections based on the reinsurance segment’s view of the insurance environment. The 2012 second quarter loss ratio also benefited from $7.5 million of favorable development on marine and aviation reserves across most underwriting years and $3.2 million of favorable development on other specialty business with widespread favorable development partially offset by $4.5 million adverse development from the 2011 underwriting year. Such amount primarily resulted from increases in loss selections based on the reinsurance segment’s view of economic conditions in certain European countries.

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

Six months ended June 30, 2012: The reinsurance segment’s net favorable development of $99.4 million, or 19.2 points, reflected favorable development of $47.1 million on property catastrophe and property other than property catastrophe reserves, including $10.9 million and $24.0 million from the 2010 and 2011 underwriting years, respectively. In addition, there was $30.6 million of favorable development on casualty reserves, including $11.0 million, $8.2 million, $5.9 million, $6.2 million, $4.9 million and $3.4 million for the 2004 to 2009 underwriting years, respectively, partially offset by adverse development in the 2010 and 2011 underwriting years of $4.5 million and $2.1 million, respectively, which was due, in part, to increases in loss selections based on the reinsurance segment’s view of the insurance environment. The loss ratio for the six months ended June 30, 2012 also benefited from $8.5 million of favorable development on marine and aviation reserves across most underwriting years and $12.9 million of favorable development on other specialty business with $2.6 million, $3.4 million and $4.2 million from the 2008 to 2010 underwriting years.

Six months ended June 30, 2011: The reinsurance segment’s net favorable development of $94.2 million, or 20.6 points, reflected $45.7 million of favorable development in property catastrophe and property other than property catastrophe reserves, including $31.8 million from the 2010 underwriting year. Such amount included $13.4 million of favorable development on the 2010 named catastrophic events. In addition, there was $29.2 million of favorable development on casualty reserves, including $7.3 million, $9.5 million, $13.2 million and $9.5 million for the 2002 to 2005 underwriting years, respectively, and $6.9 million from the 2007 underwriting year. Such amounts were partially offset by adverse development in the 2009 and 2010 underwriting years of $12.8 million and $4.3 million, respectively, which was primarily due to development on a small number of contracts. The 2011 loss ratio also benefited from $9.4 million of favorable development on other specialty business, including $1.9 million and $3.7 million from the 2008 and 2009 underwriting years, respectively, and $10.0 million of favorable development from other lines. The reductions in reserves were primarily due to better than expected claims emergence.

Underwriting Expenses.

2012 second quarter versus 2011: The underwriting expense ratio for the reinsurance segment was 29.0% in the 2012 second quarter, compared to 29.2% in the 2011 second quarter. The acquisition expense ratio for the 2012 second quarter was 18.6%, compared to 19.0% for the 2011 second quarter. The comparison of the 2012 second quarter and 2011 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The operating expense ratio for the 2012 second quarter was 10.4%, compared to 10.2% in the 2011 second quarter, reflecting an increase in aggregate expenses partially offset by the benefit of the higher level of net premiums earned.

Six months ended June 30, 2012 versus 2011: The underwriting expense ratio for the reinsurance segment was 29.5% for the six months ended June 30, 2012, compared to 29.8% in the 2011 period. The acquisition expense ratio for the six months ended June 30, 2012 was 18.8%, compared to 20.0% for the 2011 period. The operating expense ratio for the six months ended June 30, 2012 was 10.7%, compared to 9.8% for the 2011 period, reflecting an increase in aggregate expenses partially offset by the benefit of the higher level of net premiums earned.

Other Income or Expense Items

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Fixed maturities	$70,290	$84,420	$143,739	$169,564
Term loan investments (1)	3,557	533	5,856	684
Equity securities	2,425	1,844	4,089	3,391
Short-term investments	760	505	1,132	1,183
Other (2)	2,980	5,774	6,174	12,677
Gross investment income	80,012	93,076	160,990	187,499
Investment expenses	(6,404)	(6,405)	(13,085)	(12,521)
Net investment income	$73,608	86,671	$147,905	174,978

(1)               Included in “investments accounted for using the fair value option” on the consolidated balance sheets.

(2)               Amounts include dividends on investment funds and other items. The amount for the six months ended June 30, 2011 includes an initial dividend of $5.5 million received on an investment fund.

The pre-tax investment income yield, calculated based on amortized cost, was 2.47% for the 2012 second quarter, compared to 2.52% for the 2012 first quarter and 3.06% for the 2011 second quarter. The pre-tax investment income yield was 2.49% for the six months ended June 30, 2012, compared to 3.05% for the 2011 period. The decline in yields in the 2012 periods reflects the effects of lower prevailing interest rates available in the market and our investment strategy which puts a priority on total return. Such effects more than offset the benefit of a higher level of investable assets in the 2012 periods. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (joint venture) using the equity method on a three month lag basis based on the availability of their financial statements. We recorded income of $0.7 million on such investments in the 2012 second quarter, compared to a loss of $4.3 million in the 2011 second quarter, and a loss of $7.4 million for the six months ended June 30, 2012, compared to $0.3 million of income for the 2011 period. The amount recorded for the six months ended June 30, 2012 included a loss of $8.4 million related to Aeolus LP. As of June 30, 2012, the carrying value of this investment (after taking into account the $83.1 million in cumulative cash distributions received) was $10.9 million with no unfunded capital commitments. Aeolus LP operates as an unrated reinsurance platform that provides collateralized property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $320.7 million at June 30, 2012, compared to $345.3 million at December 31, 2011. At June 30, 2012, our portfolio included $340.4 million of investments in bank loan funds, of which $114.6 million are reflected in the investment funds accounted for using the equity method.

We recorded $7.8 million of equity in net income related to investment funds accounted for using the equity method in the 2012 second quarter, compared to $6.0 million of equity in net income for the 2011 second quarter, and $32.6 million of equity in net income related to investment funds accounted for using the equity method for the six months ended June 30, 2012, compared to $35.6 million of equity in net income for the 2011 period.

Net Realized Gains or Losses. We recorded net realized gains of $34.9 million for the 2012 second quarter, compared to net realized gains of $45.2 million for the 2011 second quarter, and net realized gains of $79.0 million for the six months ended June 30, 2012, compared to net realized gains of $65.9 million for the 2011 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Total return on our portfolio under management for the 2012 second quarter was 0.63%, compared to 1.65% for the 2011 second quarter, and 2.53% for the six months ended June 30, 2012, compared to 3.17% for the 2011 period. Excluding foreign exchange, total return was 1.04% for the 2012 second quarter, compared to 1.54% for the 2011 second quarter, and 2.66% for the six months ended June 30, 2012, compared to 2.69% for the 2011 period. For the 2012 second quarter, total return on our portfolio reflected unfavorable returns on equities, reflecting the decline in the S&P 500 index during the period along with underperformance of commodity-related securities. Total return is calculated on a pre-tax basis.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For the 2012 second quarter, we recorded $2.0 million of credit related impairments in earnings, compared to $1.7 million for the 2011 second quarter. For the six months ended June 30, 2012, we recorded $3.0 million of credit related impairments in earnings, compared to $4.4 million for the 2011 period.The OTTI recorded in the 2012 periods resulted, in part, from reductions in estimated recovery values on certain mortgage backed securities following the review of such securities and also included OTTI recorded on a portfolio of global corporate bonds, non-U.S. government securities and U.S. Treasuries due to our intent to liquidate such portfolio in the 2012 third quarter. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $11.9 million for the 2012 second quarter, compared to $11.4 million for the 2011 second quarter, and $18.9 million for the six months ended June 30, 2012, compared to $18.4 million for the 2011 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses. Net foreign exchange gains for the 2012 second quarter of $31.7 million consisted of net unrealized gains of $32.4 million and net realized losses of $0.7 million, compared to net foreign exchange losses for the 2011 second quarter of $18.4 million which consisted of net unrealized losses of $18.7 million and net realized gains of $0.3 million. The 2012 second quarter net foreign exchange gains primarily resulted from the strengthening of the U.S. Dollar against the Euro, British Pound Sterling and other major foreign currencies during the period. Net foreign exchange gains for the six months ended June 30, 2012 of $11.0 million consisted of net unrealized gains of $12.2 million and net realized losses of $1.2 million, compared to net foreign exchange losses for the 2011 period of $55.3 million which consisted of net unrealized losses of $55.7 million and net realized gains of $0.4 million.

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

The following table summarizes our invested assets:

	June 30,	December 31,
	2012	2011

Fixed maturities available for sale, at fair value	$9,556,326	$9,375,604
Fixed maturities, at fair value (1)	242,735	147,779
Fixed maturities pledged under securities lending agreements, at fair value (2)	74,032	56,393
Total fixed maturities	9,873,093	9,579,776
Short-term investments available for sale, at fair value	1,087,910	904,219
Cash	355,392	351,699
Equity securities available for sale, at fair value	260,864	299,584
Equity securities, at fair value (1)	23,118	87,403
Other investments available for sale, at fair value	381,576	238,111
Other investments, at fair value (1)	230,990	131,721
TALF investments, at fair value (3)	307,453	387,702
Investments accounted for using the equity method (4)	331,601	380,507
Total cash and investments	12,851,997	12,360,722
Securities sold but not yet purchased (5)	(9,206)	(27,178)
Securities transactions entered into but not settled at the balance sheet date	(106,435)	(17,339)
Total investable assets	$12,736,356	$12,316,205

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

At June 30, 2012, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (imbedded book yield), before investment expenses, of 2.76%. At December 31, 2011, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA/Aa1” and an average yield to maturity of 2.98%. Our investment portfolio had an average effective duration of 3.01 years at June 30, 2012, compared to 2.99 years at December 31, 2011. At June 30, 2012, approximately $8.41 billion, or 67%, of our total investments and cash was internally managed, compared to $7.9 billion, or 66%, at December 31, 2011.

The following table summarizes our fixed maturities by type:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)

At June 30, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,714,495	$92,282	$(11,533)	$2,633,746	$(716)
Mortgage backed securities	1,670,108	23,743	(18,286)	1,664,651	(14,772)
Municipal bonds	1,542,262	67,946	(1,541)	1,475,857	(65)
Commercial mortgage backed securities	961,326	31,685	(2,412)	932,053	(3,259)
U.S. government and government agencies	1,380,074	29,797	(1,872)	1,352,149	(207)
Non-U.S. government securities	1,034,657	32,558	(17,976)	1,020,075	(157)
Asset backed securities	570,171	17,294	(8,579)	561,456	(3,876)
Total	$9,873,093	$295,305	$(62,199)	$9,639,987	$(23,052)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,719,052	$79,407	$(29,922)	$2,669,567	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	762,321	33,486	(17,684)	746,519	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)
Total	$9,579,776	$296,743	$(84,703)	$9,367,736	$(29,051)

(1)          In securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)          Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2012, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $9.2 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	June 30, 2012		December 31, 2011
	Estimated	% of	Estimated	% of
Rating (1)	Fair Value	Total	Fair Value	Total

U.S. government and government agencies (2)	$3,043,908	30.8	$3,154,480	32.9
AAA	3,325,996	33.7	3,229,161	33.7
AA	1,505,032	15.2	1,425,249	14.9
A	1,028,772	10.4	884,957	9.2
BBB	428,200	4.3	412,566	4.3
BB	152,982	1.5	140,029	1.5
B	175,613	1.8	165,003	1.7
Lower than B	116,846	1.2	114,672	1.2
Not rated	95,744	1.1	53,659	0.6
Total	$9,873,093	100.0	$9,579,776	100.0

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

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	June 30, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,034,205	$(31,543)	50.7	$1,692,722	$(44,803)	52.9
10-20%	156,893	(22,748)	36.6	144,523	(20,222)	23.9
20-30%	15,600	(5,189)	8.3	38,749	(11,709)	13.8
30-40%	5,293	(2,679)	4.3	14,596	(7,413)	8.8
40-50%	50	(40)	0.1	619	(445)	0.5
50-80%	—	—	—	29	(111)	0.1
Total	$2,212,041	$(62,199)	100.0	$1,891,238	$(84,703)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	June 30, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$91,112	$(3,421)	5.5	$143,782	$(6,418)	7.6
10-20%	29,018	(4,721)	7.6	33,926	(5,484)	6.5
20-30%	14,238	(4,807)	7.7	26,733	(8,042)	9.5
30-40%	4,013	(1,984)	3.2	13,558	(6,905)	8.2
40-50%	50	(40)	0.1	619	(445)	0.5
50-80%	—	—	—	29	(110)	0.1
Total	$138,431	$(14,973)	24.1	$218,647	$(27,404)	32.4

At June 30, 2012, below-investment grade securities comprised approximately 5.6% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to 5.0% at December 31, 2011. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At June 30, 2012, corporate bonds represented 33% of the total below investment grade securities at fair value, mortgage backed securities represented 51% of the total and 16% were in other classes. At December 31, 2011, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at June 30, 2012 which were in an unrealized loss position of greater than 20% of amortized cost were primarily in mortgage backed and asset backed securities where the fair value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2012, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)

General Electric Co.	$45,395	AA+/A1
Caterpillar Inc.	33,511	A/A2
Abbey National Treasury Svcs	31,810	A/A2
Wells Fargo & Company	29,802	A+/A2
Total SA	29,402	AA-/Aa1
Royal Dutch Shell PLC	28,806	AA/Aa1
HSBC Holdings PLC	27,565	A/Baa1
National Australia Bank Ltd.	27,279	AA-/Aa2
Coca-Cola Company	26,988	A+/Aa3
Verizon Communications Inc	25,843	A-/A3
Total	$306,401

(1) Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At June 30, 2012, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.67 billion, or 13.1% of total investable assets, compared to $1.59 billion, or 12.9%, at December 31, 2011.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At June 30, 2012, CMBS constituted approximately $961.3 million, or 7.5% of total investable assets, compared to $1.05 billion, or 8.5%, at December 31, 2011. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our MBS and CMBS at June 30, 2012, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Fair Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Non-agency MBS:	2003		$2,293	AAA	$2,326	101.4%	0.0%
	2004		13,709	BBB+	12,918	94.2%	0.1%
	2005		44,324	B-	39,893	90.0%	0.3%
	2006		53,445	BBB-	49,370	92.4%	0.4%
	2007		41,731	CCC-	40,173	96.3%	0.3%
	2008		6,747	CCC	6,613	98.0%	0.1%
	2009	(6)	30,151	AAA	32,861	109.0%	0.3%
	2010	(6)	28,899	AAA	28,027	97.0%	0.2%
	2012	(6)	82,775	AAA	83,027	100.3%	0.7%
Total non-agency MBS			$304,074	BBB+	$295,208	97.1%	2.3%

Non-agency CMBS:	1998		3,452	AAA	3,471	100.6%	0.0%
	2002		68	AAA	69	101.5%	0.0%
	2004		27,556	AAA	27,375	99.3%	0.2%
	2005		40,271	AA+	40,297	100.1%	0.3%
	2006		5,160	A-	5,028	97.4%	0.0%
	2007		32,415	A	34,358	106.0%	0.3%
	2008		616	AAA	616	100.0%	0.0%
	2010		238,680	AAA	247,624	103.7%	1.9%
	2011		156,477	AAA	165,444	105.7%	1.3%
	2012		147,183	AAA	148,110	100.6%	1.2%
Total non-agency CMBS			$651,878	AAA	$672,392	103.1%	5.3%

Additional Statistics:

	Non-Agency MBS		Non-Agency
	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	72	69	36
Weighted average life (months) (2)	23	48	51
Weighted average loan-to-value % (3)	69.9%	69.0%	64.7%
Total delinquencies (4)	19.7%	21.7%	3.6%
Current credit support % (5)	43.3%	14.4%	28.2%

(1)	Loans defeased with government/agency obligations represented approximately 1% of the collateral underlying our CMBS holdings.
(2)

The weighted average life for MBS is based on the interest rates in effect at June 30, 2012. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 30% to 86% on MBS and 27% to 105% on CMBS.
(4)	Total delinquencies includes 60 days and over.
(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.
(6)	Primarily represents Re-REMICs with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at June 30, 2012:

			Estimated Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets

Sector:
Credit cards (1)	$175,092	AA+	$178,077	101.7%	1.4%
Autos (2)	140,224	AAA	139,531	99.5%	1.1%
Rate reduction bonds (3)	80,383	AAA	84,014	104.5%	0.7%
Equipment (4)	58,961	AA-	60,182	102.1%	0.5%
U.K. securitized (5)	31,874	AAA	31,779	99.7%	0.2%
Student loans (6)	6,636	AAA	6,773	102.1%	0.1%
Other	55,122	AA	55,486	100.7%	0.4%
	548,292	AA	555,842	101.4%	4.4%

Home equity (7)	$1,676	AAA	$1,454	86.8%	0.0%
	1,085	A	991	91.3%	0.0%
	2,296	BBB	2,446	106.5%	0.0%
	3,254	BB to B	3,330	102.3%	0.0%
	4,788	CCC to C	6,028	125.9%	0.0%
	65	D	80	123.1%	0.0%
	13,164	B+	14,329	108.8%	0.1%

Total ABS	$561,456	AA+	$570,171	101.6%	4.5%

The effective duration of the total ABS was 1.5 years at June 30, 2012.

(1) The weighted average credit support % on credit cards is 23.9%.

(2) The weighted average credit support % on autos is 22.0%.

(3) The weighted average credit support % on rate reduction bonds is 6.6%.

(4) The weighted average credit support % on equipment is 5.6%.

(5) The weighted average credit support % on U.K. securitized is 18.0%.

(6) The weighted average credit support % on student loans is 22.7%.

(7) The weighted average credit support % on home equity is 22.8%.

At June 30, 2012, our fixed income portfolio included $61.0 million par value in sub-prime securities with a fair value of $40.5 million and average credit quality ratings from S&P/Moody’s of “A+/B1.” At December 31, 2011, our fixed income portfolio included $40.0 million par value in sub-prime securities with a fair value of $15.4 million and average credit quality ratings from S&P/Moody’s of “BB+/Ba2.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $6.0 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC/Caa2” at June 30, 2012, compared to $7.3 million fair value with average credit quality ratings from S&P/Moody’s of “CCC/Caa2” at December 31, 2011.

At June 30, 2012, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was $264.2 million, or 2.1% of our total investable assets. These securities had average credit quality ratings from S&P/Moody’s of “AA/Aa2” with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at June 30, 2012. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included Assured Guaranty Ltd. ($95.6 million), National Public Finance Guarantee ($87.1 million), the Texas Permanent School Fund ($48.7 million) and Financial Guaranty Insurance Company ($32.8 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at June 30, 2012.

The following table provides information on the fair value of our Eurozone investments at June 30, 2012:

		Financial Corporates	Other	Covered	Bank	Equities and
	Sovereign (2)	Corporates	Corporates	Bonds (3)	Loans (4)	Other	Total
Country (1)
Germany	$159,511	$1,271	$22,482	$—	$22,726	$1,536	$207,526
Netherlands	7,382	31,873	30,925	30,710	6,692	16,053	123,635
France	—	992	32,519	40,345	4,308	8,639	86,803
Finland	105,015	247	—	—	—	—	105,262
Supranational (5)	45,426	—	—	—	—	—	45,426
Spain	—	—	687	12,240	4,998	213	18,138
Luxembourg	—	—	4,237	—	2,335	23	6,595
Italy	5,986	—	3,417	—	959	114	10,476
Belgium	3,905	—	7,049	—	—	—	10,954
Ireland	—	633	—	—	—	1,682	2,315
Portugal	—	—	627	—	—	—	627
Total	$327,225	$35,016	$101,943	$83,295	$42,018	$28,260	$617,757

(1) The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Austria, Cyprus, Estonia, Greece, Malta, Slovakia or Slovenia at June 30, 2012.

(2) Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3) Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4) Included in corporate bonds.

(5) Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At June 30, 2012, our equity portfolio included $274.8 million fair value of equity securities, compared to $359.8 million at December 31, 2011, net of securities sold but not purchased.. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. Certain of our equity managers use leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified.

The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	June 30, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$55,997	$(1,899)	8.5	$74,813	$(3,651)	16.3
10-20%	25,874	(4,177)	18.8	26,791	(4,457)	19.9
20-30%	12,639	(4,030)	18.1	21,457	(7,827)	35.0
30-40%	3,628	(1,959)	8.8	5,070	(2,645)	11.9
40-50%	11,524	(9,528)	42.8	2,345	(1,984)	8.9
50-70%	522	(655)	3.0	1,492	(1,780)	8.0
Total	$110,184	$(22,248)	100.0	$131,968	$(22,344)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. A substantial portion of the equity securities with unrealized losses were less than 30% under their cost basis at June 30, 2012. For equity securities with a higher level of unrealized losses, available positive and negative evidence is reviewed to determine whether an other-than-temporary impairment should be recorded. At June 30, 2012, we believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities.

Other investments totaled $612.6 million at June 30, 2012, compared to $369.8 million at December 31, 2011. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $320.7 million at June 30, 2012, compared to $345.3 million at December 31, 2011. Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at June 30, 2012 and December 31, 2011 by level.

Premiums Receivable and Reinsurance Recoverables

At June 30, 2012, 74.9% of premiums receivable of $834.1 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.4% of the total. At December 31, 2011, 72.6% of premiums receivable of $501.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.8% of the total. Approximately 2.1% of the $68.2 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at June 30, 2012, compared to 2.3% of the $33.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2011. At June 30, 2012 and December 31, 2011, our reserves for doubtful accounts were approximately $13.4 million and $14.2 million, respectively.

At June 30, 2012, approximately 87.7% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 5.0% of our total shareholders’ equity. At December 31, 2011, approximately 90.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 5.4% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Premiums Written
Direct	$695,743	$626,978	$1,405,475	$1,254,152
Assumed	356,070	284,961	712,994	622,353
Ceded	(231,580)	(205,396)	(434,625)	(405,684)
Net	$820,233	$706,543	$1,683,844	$1,470,821

Premiums Earned
Direct	$633,341	$587,725	$1,247,352	$1,160,731
Assumed	290,680	249,045	550,536	494,180
Ceded	(197,365)	(193,891)	(390,920)	(378,337)
Net	$726,656	$642,879	$1,406,968	$1,276,574

Losses and Loss Adjustment Expenses
Direct	$386,050	$454,528	$739,832	$848,112
Assumed	103,367	144,009	212,784	387,817
Ceded	(89,724)	(166,915)	(157,716)	(310,427)
Net	$399,693	$431,622	$794,900	$925,502

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

At June 30, 2012 and December 31, 2011, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30,	December 31,
	2012	2011

Insurance:
Case reserves	$1,392,011	$1,311,740
IBNR reserves	2,828,749	2,783,091
Total net reserves	$4,220,760	$4,094,831

Reinsurance:
Case reserves	$738,831	$721,032
Additional case reserves	164,323	178,640
IBNR reserves	1,641,425	1,643,660
Total net reserves	$2,544,579	$2,543,332

Total:
Case reserves	$2,130,842	$2,032,772
Additional case reserves	164,323	178,640
IBNR reserves	4,470,174	4,426,751
Total net reserves	$6,765,339	$6,638,163

At June 30, 2012 and December 31, 2011, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2012	2011

Casualty	$660,652	$655,017
Executive assurance	670,773	636,692
Professional liability	636,353	631,991
Property, energy, marine and aviation	576,412	590,098
Programs	557,349	541,113
Construction	425,665	403,109
National accounts	189,972	169,906
Healthcare	137,339	139,825
Surety	82,022	70,680
Travel and accident	34,618	37,645
Lenders products	24,619	12,332
Other	224,986	206,423
Total net reserves	$4,220,760	$4,094,831

At June 30, 2012 and December 31, 2011, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30,	December 31,
	2012	2011

Casualty	$1,574,427	$1,600,887
Property excluding property catastrophe	301,728	336,425
Property catastrophe	231,214	237,804
Marine and aviation	157,367	166,294
Other specialty	228,550	153,455
Other	51,293	48,467
Total net reserves	$2,544,579	$2,543,332

Shareholders’ Equity

Our shareholders’ equity was $5.02 billion at June 30, 2012, compared to $4.59 billion at December 31, 2011. The increase for the six months ended June 30, 2012 was primarily attributable to positive underwriting and investment returns.

Book Value per Common Share

The following table presents the calculation of book value per common share at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(U.S. dollars in thousands, except share data)	2012	2011

Calculation of book value per common share:
Total shareholders’ equity	$5,020,316	$4,592,074
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$4,695,316	$4,267,074
Common shares outstanding (1)	136,291,652	134,358,345
Book value per common share	$34.45	$31.76

(1)        Excludes the effects of 8,043,017 and 8,706,441 stock options and 323,303 and 298,425 restricted stock units outstanding at June 30, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $5.1 million at June 30, 2012, compared to $14.4 million at December 31, 2011. During the six months ended June 30, 2012, ACGL received dividends of $48.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its  minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement (“BSCR”) model. At December 31, 2011, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.28 billion and statutory capital and surplus of $4.56 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.09 billion to ACGL during the remainder of 2012 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2012 and December 31, 2011, such amounts approximated $5.70 billion and $5.60 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2012	2011

Total cash provided by (used for):
Operating activities	$397,268	$446,547
Investing activities	(315,321)	(199,138)
Financing activities	(78,747)	(205,551)
Effects of exchange rate changes on foreign currency cash	493	6,403
Increase in cash	$3,693	$48,261

•                  Cash provided by operating activities for the six months ended June 30, 2012 was lower than in the 2011 period. Paid losses were higher for the 2012 period, including outflows on catastrophic events from 2010 and 2011 and the maturation of our reserves. In addition, receipts from interest and dividend income were lower for the 2012 period due, in part, to changes in investment mix, timing and portfolio yields. The 2012 period also reflected a higher level of cash outflows for operating expenses, primarily due to the timing of certain incentive compensation items. Such amounts were partially offset by a higher level of premium receipts.

•                  Cash used for investing activities for the six months ended June 30, 2012 was higher than in the 2011 period. The 2012 period included a higher level of purchases and sales of fixed maturity investments than in the 2011 period, an increase in funding for other investments (funding of existing and new investments) and a lower level of securities on loan through our securities lending program, compared to a higher level of securities lending activity in the 2011 period. In addition, during the 2012 period, we sold four individual TALF investments and the related TALF borrowings were extinguished accordingly.

•                  Cash used for financing activities for the six months ended June 30, 2012 was lower than in the 2011 period. The 2011 period reflected $266.7 million of share repurchases under our share repurchase program while the 2012 period did not include any repurchase activity. During the 2012 second quarter, we issued $325 million liquidation value of Series C non-cumulative preferred shares and repurchased all existing Series A and B non-cumulative preferred shares. In addition, as noted above, the 2012 period cash flows reflected a lower financing inflow for securities on loan through our securities lending program than in the 2011 period. In addition, the 2012 period reflected the repayment of $73.8 million of TALF borrowings.

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

Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other investments and our investment in Gulf Reinsurance Limited (joint venture) may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values.

On a consolidated basis, our aggregate investable assets totaled $12.74 billion at June 30, 2012, compared to $12.32 billion at December 31, 2011. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $537.0 million at June 30, 2012.

In August 2011, S&P downgraded the United States’ credit rating from “AAA” to “AA+” with a negative outlook and warned it could lower the credit rating to “AA” within the next two years if it sees less reduction in spending than agreed to, higher interest rates, or new fiscal pressures during the period that result in a higher general government debt trajectory. In addition, both Moody’s Investors Service and Fitch Ratings have announced the possibility of a downgrade to the United States’ credit rating. The impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of June 30, 2012 included $1.38 billion of obligations of the U.S. government and government agencies at fair value and $1.54 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of other risks relating to our business and investment portfolio.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through June 30, 2012, ACGL has repurchased 104.8 million common shares for an aggregate purchase price of $2.56 billion. At June 30, 2012, $942.0 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of June 30, 2012, we had $307.5 million of securities under TALF which are reflected as “TALF investments, at fair value” and $235.8 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at fair value.” As of December 31, 2011, we had $387.7 million of TALF investments, at fair value and $310.5 million of TALF borrowings, at fair value. During the six months ended June 30, 2012, we sold certain TALF investments and the related TALF borrowings were extinguished accordingly.

In August 2011, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $81 million, which are available on a limited basis and for limited purposes. Refer to note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

In April 2012, ACGL completed the underwritten public offering of $325 million of its 6.75% Series C non-cumulative preferred shares. The net proceeds from the offering of approximately $316 million and other available funds were used to redeem all of ACGL’s $200 million of 8.0% Series A preferred shares and $125 million of 7.875% Series B preferred shares. The preferred shares were redeemed at a redemption price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date. Except in specified circumstances relating to certain tax or corporate events, the Series C non-cumulative preferred shares are not redeemable prior to April 2, 2017. Dividends on the Series C preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the Series C preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Series C preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of ACGL’s board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears on the last day of each period. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.75% of the $25.00 liquidation preference per annum.

At June 30, 2012, ACGL’s capital of $5.42 billion consisted of $300.0 million of senior notes, representing 5.5% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.8% of the total, $325.0 million of preferred shares, representing 6.0% of the total, and common shareholders’ equity of $4.70 billion, representing the balance. At December 31, 2011, ACGL’s capital of $4.99 billion consisted of $300.0 million of senior notes, representing 6.0% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.5% of the total, and common shareholders’ equity of $4.27 billion, representing the balance. The increase in capital during the six months ended June 30, 2012 was primarily attributable to positive underwriting and investment returns.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2012. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at June 30, 2012 that affect the quantitative and qualitative disclosures presented in our 2011 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at June 30, 2012 and December 31, 2011:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100
At June 30, 2012
Total fair value	$12,007.9	$11,856.6	$11,713.8	$11,514.5	$11,341.8
Change from base	2.51%	1.22%	—	(1.70)%	(3.18)%
Change in unrealized value	$294.1	$142.8	$—	$(199.3)	$(372.0)

At December 31, 2011
Total fair value	$11,320.9	$11,215.5	$11,067.5	$10,905.6	$10,743.4
Change from base	2.29%	1.34%	—	(1.46)%	(2.93)%
Change in unrealized value	$253.4	$148.0	$—	$(161.9)	$(324.1)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at June 30, 2012 and December 31, 2011:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At June 30, 2012
Total fair value	$11,942.7	$11,836.4	$11,713.8	$11,597.0	$11,481.1
Change from base	1.95%	1.05%	—	(1.00)%	(1.99)%
Change in unrealized value	$228.9	$122.6	$—	$(116.8)	$(232.7)

At December 31, 2011
Total fair value	$11,297.6	$11,189.3	$11,067.5	$10,952.5	$10,836.4
Change from base	2.08%	1.10%	—	(1.04)%	(2.09)%
Change in unrealized value	$230.1	$121.8	$—	$(115.0)	$(231.1)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2012, our portfolio’s VaR was estimated to be 2.92%, compared to an estimated 3.23% at December 31, 2011.

Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments.  At June 30, 2012 and December 31, 2011, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $446.9 million and $508.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $44.7 million and $50.8 million at June 30, 2012 and December 31, 2011, respectively, and would have decreased book value per common share by approximately $0.33 and $0.38, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $44.7 million and $50.8 million at June 30, 2012 and December 31, 2011, respectively, and would have increased book value per common share by approximately $0.33 and $0.38, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At June 30, 2012, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $526.7 million, compared to $877.9 million at December 31, 2011. A 100 basis point depreciation of the underlying exposure to these derivative instruments at June 30, 2012 and December 31, 2011 would have resulted in a reduction in net income of approximately $5.3 million and $8.8 million, respectively, and would have decreased book value per common share by $0.04 and $0.07, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at June 30, 2012 and December 31, 2011 would have resulted in an increase in net income of approximately $5.3 million and $8.8 million, respectively, and would have increased book value per common share by $0.04 and $0.07, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(U.S. dollars in thousands, except per share data)	2012	2011

Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$125,402	$143,731
Shareholders’ equity denominated in foreign currencies (1)	249,109	247,135
Net foreign currency forward contracts outstanding (2)	(59,635)	(16,569)
Net exposures denominated in foreign currencies	$314,876	$374,327

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(31,488)	$(37,433)
Book value per common share	$(0.23)	$(0.28)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$31,488	$37,433
Book value per common share	$0.23	$0.28

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2012;

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

Other Financial Information

The consolidated financial statements as of June 30, 2012 and for the three month periods ended June 30, 2012 and 2011 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 8, 2012) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2012, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2012 second quarter:

	Issuer Purchases of Equity Securities
(U.S. dollars in thousands, except share data) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
4/1/2012-4/30/2012	2,159	$38.90	—	$941,967
5/1/2012-5/31/2012	156,362	39.10	—	$941,967
6/1/2012-6/30/2012	13,634	37.71	—	$941,967
Total	172,155	$38.99	—	$941,967

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

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2012 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreements with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 9, 2012 grants
10.2	Employment Agreement, dated as of July 25, 2012, between Arch Capital Group Ltd. and Mark D. Lyons (a)
10.3	Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy
10.4	Amendment, dated as of July 25, 2012, to the Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy
10.5	Resignation Letter of John Hele, dated July 24, 2012 (a)
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.*

(a)          Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 30, 2012, and incorporated by reference.

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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 8, 2012	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ John C.R. Hele
Date: August 8, 2012	John C.R. Hele
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreements with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 9, 2012 grants
10.2	Employment Agreement, dated as of July 25, 2012, between Arch Capital Group Ltd. and Mark D. Lyons (a)
10.3	Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy
10.4	Amendment, dated as of July 25, 2012, to the Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy
10.5	Resignation Letter of John Hele, dated July 24, 2012 (a)
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the six month periods ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.*

(b)         Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 30, 2012, and incorporated by reference.

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