Form 10-Q
period 2012-09-30
ARCH CAPITAL GROUP LTD.
filed 2012-11-09
CIK 947484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of November 1, 2012 was 136,550,744.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2012, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 9, 2012

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,616,883 and $9,165,438)	$9,944,186	$9,375,604
Short-term investments available for sale, at fair value (amortized cost: $840,457 and $909,121)	845,158	904,219
Investment of funds received under securities lending, at fair value (amortized cost: $25,651 and $48,577)	26,279	48,419
Equity securities available for sale, at fair value (cost: $297,506 and $299,058)	312,371	299,584
Other investments available for sale, at fair value (cost: $455,149 and $235,381)	477,857	238,111
Investments accounted for using the fair value option	698,068	366,903
TALF investments, at fair value (amortized cost: $255,615 and $373,040)	270,206	387,702
Investments accounted for using the equity method	339,587	380,507
Total investments	12,913,712	12,001,049

Cash	422,440	351,699
Accrued investment income	68,069	70,739
Investment in joint venture (cost: $100,000)	109,363	107,576
Fixed maturities and short-term investments pledged under securities lending, at fair value	34,769	56,393
Premiums receivable	773,172	501,563
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,733,830	1,851,584
Contractholder receivables	849,352	748,231
Prepaid reinsurance premiums	302,513	265,696
Deferred acquisition costs, net	279,171	227,884
Receivable for securities sold	894,318	462,891
Other assets	509,048	460,052
Total Assets	$18,889,757	$17,105,357

Liabilities
Reserve for losses and loss adjustment expenses	$8,562,328	$8,456,210
Unearned premiums	1,815,524	1,411,872
Reinsurance balances payable	172,016	133,866
Contractholder payables	849,352	748,231
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at fair value (par: $186,291 and $310,868)	185,223	310,486
Securities lending payable	35,707	58,546
Payable for securities purchased	1,012,060	480,230
Other liabilities	508,753	513,842
Total Liabilities	13,540,963	12,513,283

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 167,004,690 and 164,636,338)	556	549
Additional paid-in capital	200,607	161,419
Retained earnings	5,351,241	4,796,655
Accumulated other comprehensive income, net of deferred income tax	324,132	153,923
Common shares held in treasury, at cost (shares: 30,464,512 and 30,277,993)	(852,742)	(845,472)
Total Shareholders’ Equity	5,348,794	4,592,074
Total Liabilities and Shareholders’ Equity	$18,889,757	$17,105,357

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Net premiums written	$755,249	$691,381	$2,439,093	$2,162,202
Change in unearned premiums	(6,558)	(9,332)	(283,434)	(203,579)
Net premiums earned	748,691	682,049	2,155,659	1,958,623
Net investment income	73,221	82,753	221,126	257,731
Net realized gains	60,391	30,199	139,379	96,104

Other-than-temporary impairment losses	(2,644)	(5,180)	(6,129)	(10,407)
Less investment impairments recognized in other comprehensive income, before taxes	265	2,441	776	3,304
Net impairment losses recognized in earnings	(2,379)	(2,739)	(5,353)	(7,103)

Fee income	1,077	848	2,426	2,447
Equity in net income (loss) of investment funds accounted for using the equity method	24,330	(30,549)	56,943	5,097
Other income (loss)	(532)	2,432	(7,905)	2,734
Total revenues	904,799	764,993	2,562,275	2,315,633

Expenses
Losses and loss adjustment expenses	443,871	423,984	1,238,771	1,349,486
Acquisition expenses	128,065	120,205	375,316	339,598
Other operating expenses	113,429	106,321	337,602	322,045
Interest expense	7,378	8,125	22,338	23,604
Net foreign exchange losses (gains)	16,959	(60,040)	5,958	(4,753)
Total expenses	709,702	598,595	1,979,985	2,029,980

Income before income taxes	195,097	166,398	582,290	285,653

Income tax expense (benefit)	5,441	(2,357)	8,110	(5,178)

Net income	189,656	168,755	574,180	290,831

Preferred dividends	5,484	6,461	19,594	19,383

Net income available to common shareholders	$184,172	$162,294	$554,586	$271,448

Net income per common share
Basic	$1.36	$1.23	$4.12	$2.06
Diluted	$1.33	$1.18	$4.01	$1.96

Weighted average common shares and common share equivalents outstanding
Basic	135,067,360	131,560,851	134,519,046	132,090,354
Diluted	138,696,934	137,140,929	138,235,995	138,542,558

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Comprehensive Income
Net income	$574,180	$290,831
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of investments:
Unrealized holding gains arising during period	277,656	53,371
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(776)	(3,303)
Reclassification of net realized gains, net of income taxes, included in net income	(118,714)	(98,565)
Foreign currency translation adjustments, net of deferred income tax	12,043	(9,430)
Other comprehensive income	170,209	(57,927)
Comprehensive Income	$744,389	$232,904

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Non-Cumulative Preferred Shares
Balance at beginning of year	$325,000	$325,000
Shares issued - Series C	325,000	—
Shares repurchased - Series A and B	(325,000)	—
Balance at end of period	325,000	325,000

Common Shares
Balance at beginning of year	549	534
Common shares issued, net	7	10
Balance at end of period	556	544

Additional Paid-in Capital
Balance at beginning of year	161,419	110,325
Common shares issued, net	4,561	3,910
Issue costs on Series C preferred shares	(9,398)	—
Exercise of stock options	7,619	9,379
Amortization of share-based compensation	34,659	25,286
Other	1,747	1,982
Balance at end of period	200,607	150,882

Retained Earnings
Balance at beginning of year	4,796,655	4,422,553
Cumulative effect of adjustment resulting from adoption of new accounting guidance (1)	—	(36,217)
Balance at beginning of year, as adjusted	4,796,655	4,386,336
Dividends declared on preferred shares	(19,594)	(19,383)
Net income	574,180	290,831
Balance at end of period	5,351,241	4,657,784

Accumulated Other Comprehensive Income
Balance at beginning of year	153,923	204,503
Change in unrealized appreciation in value of investments, net of deferred income tax	158,942	(45,194)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(776)	(3,303)
Foreign currency translation adjustments, net of deferred income tax	12,043	(9,430)
Balance at end of period	324,132	146,576

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(845,472)	(549,912)
Shares repurchased for treasury	(7,270)	(294,975)
Balance at end of period	(852,742)	(844,887)

Total Shareholders’ Equity	$5,348,794	$4,435,899

(1) Adoption of accounting guidance regarding costs incurred that can be capitalized by insurance entities.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$574,180	$290,831
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(142,703)	(100,982)
Net impairment losses recognized in earnings	5,353	7,103
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(37,318)	50,324
Share-based compensation	34,659	25,286
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	180,016	334,620
Unearned premiums, net of prepaid reinsurance premiums	283,433	204,042
Premiums receivable	(204,854)	(114,044)
Deferred acquisition costs, net	(51,222)	(26,082)
Reinsurance balances payable	19,171	(3,381)
Other liabilities	21,664	12,678
Other items, net	49,572	76,076
Net Cash Provided By Operating Activities	731,951	756,471

Investing Activities
Purchases of:
Fixed maturity investments	(12,670,073)	(10,116,781)
Equity securities	(215,921)	(343,062)
Other investments	(700,308)	(373,814)
Proceeds from the sales of:
Fixed maturity investments	11,522,538	8,855,624
Equity securities	264,417	311,117
Other investments	329,093	396,514
Proceeds from redemptions and maturities of fixed maturity investments	867,080	738,081
Net sales of short-term investments	72,139	112,465
Change in investment of securities lending collateral	22,840	3,325
Purchase of business, net of cash acquired	28,948	—
Purchases of furniture, equipment and other assets	(13,894)	(15,526)
Net Cash Used For Investing Activities	(493,141)	(432,057)

Financing Activities
Proceeds from issuance of Series C preferred shares, net	315,763	—
Repurchase of Series A and B preferred shares	(325,000)	—
Purchases of common shares under share repurchase program	—	(287,558)
Proceeds from common shares issued, net	1,604	3,087
Repayments of borrowings	(124,577)	(11,839)
Change in securities lending collateral	(22,840)	(3,325)
Other	4,479	3,999
Preferred dividends paid	(22,897)	(19,383)
Net Cash Used For Financing Activities	(173,468)	(315,019)

Effects of exchange rate changes on foreign currency cash	5,399	(2,240)

Increase in cash	70,741	7,155
Cash beginning of year	351,699	362,740
Cash end of period	$422,440	$369,895

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

2.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. Since the inception of the share repurchase program, ACGL has repurchased approximately 104.8 million common shares for an aggregate purchase price of $2.56 billion. During the 2012 periods, ACGL did not repurchase any common shares, compared to 0.7 million common shares for an aggregate purchase price of $20.8 million during the 2011 third quarter and 9.6 million common shares for an aggregate purchase price of $287.6 during the nine months ended September 30, 2011. At September 30, 2012, $942.0 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

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

	As Previously	Effect of	As Currently
	Reported	Change	Reported

December 31, 2010
Deferred acquisition costs, net	$277,861	$(50,583)	$227,278
Other assets (1)	475,911	14,366	490,277
Retained earnings	4,422,553	(36,217)	4,386,336

Three Months Ended September 30, 2011
Other operating expenses	$105,998	$323	$106,321
Income tax benefit	(2,267)	(90)	(2,357)
Net income	168,988	(233)	168,755

Net income per common share - basic	$1.24	$(0.01)	$1.23
Net income per common share - diluted	$1.19	$(0.01)	$1.18

Nine Months Ended September 30, 2011
Other operating expenses	$318,981	$3,064	$322,045
Income tax benefit	(4,369)	(809)	(5,178)
Net income	293,086	(2,255)	290,831

Net income per common share - basic	$2.07	$(0.01)	$2.06
Net income per common share - diluted	$1.98	$(0.02)	$1.96

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

4.                   Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of September 30, 2012, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $81 million as of September 30, 2012, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At September 30, 2012, the Company had $444.8 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $518.7 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at September 30, 2012.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $528.0 million at September 30, 2012.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.                   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Numerator:
Net income	$189,656	$168,755	$574,180	$290,831
Preferred dividends	(5,484)	(6,461)	(19,594)	(19,383)
Net income available to common shareholders	$184,172	$162,294	$554,586	$271,448

Denominator:
Weighted average common shares outstanding — basic	135,067,360	131,560,851	134,519,046	132,090,354
Effect of dilutive common share equivalents:
Nonvested restricted shares	723,538	750,289	847,959	952,898
Stock options (1)	2,906,036	4,829,789	2,868,990	5,499,306
Weighted average common shares and common share equivalents outstanding — diluted	138,696,934	137,140,929	138,235,995	138,542,558

Earnings per common share:
Basic	$1.36	$1.23	$4.12	$2.06
Diluted	$1.33	$1.18	$4.01	$1.96

(1)              Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2012 third quarter and 2011 third quarter, the number of stock options excluded were 621,556 and 698,912, respectively. For the nine months ended September 30, 2012 and 2011, the number of stock options excluded were 860,088 and 385,444, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.                   Segment Information

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written (1)	$658,599	$279,751	$936,764	$634,280	$227,837	$860,289
Net premiums written	483,356	271,893	755,249	472,986	218,395	691,381

Net premiums earned	$456,341	$292,350	$748,691	$437,970	$244,079	$682,049
Fee income	645	432	1,077	661	187	848
Losses and loss adjustment expenses	(307,155)	(136,716)	(443,871)	(290,608)	(133,376)	(423,984)
Acquisition expenses, net	(73,663)	(54,402)	(128,065)	(76,763)	(43,442)	(120,205)
Other operating expenses	(75,379)	(29,001)	(104,380)	(77,801)	(22,340)	(100,141)
Underwriting income (loss)	$789	$72,663	73,452	$(6,541)	$45,108	38,567

Net investment income			73,221			82,753
Net realized gains			60,391			30,199
Net impairment losses recognized in earnings			(2,379)			(2,739)
Equity in net income (loss) of investment funds accounted for using the equity method			24,330			(30,549)
Other income (loss)			(532)			2,432
Other expenses			(9,049)			(6,180)
Interest expense			(7,378)			(8,125)
Net foreign exchange gains (losses)			(16,959)			60,040
Income before income taxes			195,097			166,398
Income tax (expense) benefit			(5,441)			2,357

Net income			189,656			168,755
Preferred dividends			(5,484)			(6,461)
Net income available to common shareholders			$184,172			$162,294

Underwriting Ratios
Loss ratio	67.3%	46.8%	59.3%	66.4%	54.6%	62.2%
Acquisition expense ratio (2)	16.0%	18.6%	17.0%	17.4%	17.8%	17.5%
Other operating expense ratio	16.5%	9.9%	13.9%	17.8%	9.2%	14.7%
Combined ratio	99.8%	75.3%	90.2%	101.6%	81.6%	94.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders, for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written (1)	$2,022,802	$1,036,708	$3,055,233	$1,903,868	$836,616	$2,736,794
Net premiums written	1,438,620	1,000,473	2,439,093	1,360,540	801,662	2,162,202

Net premiums earned	$1,344,675	$810,984	$2,155,659	$1,256,380	$702,243	$1,958,623
Fee income	1,803	623	2,426	2,141	306	2,447
Losses and loss adjustment expenses	(900,735)	(338,036)	(1,238,771)	(889,973)	(459,513)	(1,349,486)
Acquisition expenses, net	(223,591)	(151,725)	(375,316)	(204,721)	(134,877)	(339,598)
Other operating expenses	(225,366)	(84,264)	(309,630)	(230,204)	(67,238)	(297,442)
Underwriting income (loss)	$(3,214)	$237,582	234,368	$(66,377)	$40,921	(25,456)

Net investment income			221,126			257,731
Net realized gains			139,379			96,104
Net impairment losses recognized in earnings			(5,353)			(7,103)
Equity in net income of investment funds accounted for using the equity method			56,943			5,097
Other income (loss)			(7,905)			2,734
Other expenses			(27,972)			(24,603)
Interest expense			(22,338)			(23,604)
Net foreign exchange gains (losses)			(5,958)			4,753
Income before income taxes			582,290			285,653
Income tax (expense) benefit			(8,110)			5,178

Net income			574,180			290,831
Preferred dividends			(19,594)			(19,383)
Net income available to common shareholders			$554,586			$271,448

Underwriting Ratios
Loss ratio	67.0%	41.7%	57.5%	70.8%	65.4%	68.9%
Acquisition expense ratio (2)	16.5%	18.7%	17.3%	16.1%	19.2%	17.2%
Other operating expense ratio	16.8%	10.4%	14.4%	18.3%	9.6%	15.2%
Combined ratio	100.3%	70.8%	89.2%	105.2%	94.2%	101.3%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.                   Investment Information

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)
At September 30, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,707,999	$113,295	$(7,039)	$2,601,743	$(113)
Mortgage backed securities	1,873,874	42,374	(7,439)	1,838,939	(9,342)
Municipal bonds	1,579,872	74,558	(730)	1,506,044	(17)
Commercial mortgage backed securities	824,162	42,745	(1,838)	783,255	(3,498)
U.S. government and government agencies	1,131,358	28,015	(1,520)	1,104,863	(19)
Non-U.S. government securities	1,026,432	37,927	(11,193)	999,698	—
Asset backed securities	835,258	25,400	(6,093)	815,951	(3,459)
Total	9,978,955	364,314	(35,852)	9,650,493	(16,448)

Equity securities	312,371	29,744	(14,879)	297,506	—
Other investments	477,857	24,737	(2,029)	455,149	—
Short-term investments	845,158	5,439	(738)	840,457	—
Total	$11,614,341	$424,234	$(53,498)	$11,243,605	$(16,448)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,596,118	$79,407	$(29,922)	$2,546,633	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	737,477	33,486	(17,684)	721,675	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)
Total	9,431,998	296,743	(84,703)	9,219,958	(29,051)

Equity securities	299,584	22,870	(22,344)	299,058	—
Other investments	238,111	8,340	(5,610)	235,381	—
Short-term investments	904,219	390	(5,292)	909,121	—
Total	$10,873,912	$328,343	$(117,949)	$10,663,518	$(29,051)

(1)         In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)         Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2012, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $1.1 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
At September 30, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$199,075	$(2,673)	$67,200	$(4,366)	$266,275	$(7,039)
Mortgage backed securities	280,362	(5,268)	42,033	(2,171)	322,395	(7,439)
Municipal bonds	46,307	(248)	9,802	(482)	56,109	(730)
Commercial mortgage backed securities	9,901	(451)	14,632	(1,387)	24,533	(1,838)
U.S. government and government agencies	123,700	(1,520)	—	—	123,700	(1,520)
Non-U.S. government securities	153,052	(1,103)	126,123	(10,090)	279,175	(11,193)
Asset backed securities	27,932	(71)	90,149	(6,022)	118,081	(6,093)
Total	840,329	(11,334)	349,939	(24,518)	1,190,268	(35,852)
Equity securities	60,326	(5,985)	43,562	(8,894)	103,888	(14,879)
Other investments	56,778	(1,027)	27,539	(1,002)	84,317	(2,029)
Short-term investments	80,420	(738)	—	—	80,420	(738)
Total	$1,037,853	$(19,084)	$421,040	$(34,414)	$1,458,893	$(53,498)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$781,635	$(24,977)	$47,687	$(4,945)	$829,322	$(29,922)
Mortgage backed securities	255,101	(11,988)	44,606	(11,238)	299,707	(23,226)
Municipal bonds	39,156	(537)	14,988	(349)	54,144	(886)
Commercial mortgage backed securities	87,796	(1,676)	14,582	(1,228)	102,378	(2,904)
U.S. government and government agencies	7,059	(3)	—	—	7,059	(3)
Non-U.S. government securities	310,182	(16,139)	20,482	(1,545)	330,664	(17,684)
Asset backed securities	260,647	(8,197)	7,317	(1,881)	267,964	(10,078)
Total	1,741,576	(63,517)	149,662	(21,186)	1,891,238	(84,703)
Equity securities	130,045	(22,039)	1,923	(305)	131,968	(22,344)
Other investments	98,605	(3,053)	22,443	(2,557)	121,048	(5,610)
Short-term investments	189,100	(5,292)	—	—	189,100	(5,292)
Total	$2,159,326	$(93,901)	$174,028	$(24,048)	$2,333,354	$(117,949)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2012, on a lot level basis, approximately 590 security lots out of a total of approximately 4,440 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.1 million. At December 31, 2011, on a lot level basis, approximately 1,150 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.0 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Estimated	Amortized	Estimated	Amortized
Maturity	Fair Value	Cost	Fair Value	Cost
Due in one year or less	$471,678	$462,425	$486,986	$476,734
Due after one year through five years	3,664,256	3,556,156	2,850,578	2,793,982
Due after five years through 10 years	2,083,013	1,978,601	2,532,834	2,441,800
Due after 10 years	226,714	215,166	345,755	326,451
	6,445,661	6,212,348	6,216,153	6,038,967
Mortgage backed securities	1,873,874	1,838,939	1,592,762	1,588,355
Commercial mortgage backed securities	824,162	783,255	1,046,326	1,020,450
Asset backed securities	835,258	815,951	576,757	572,186
Total	$9,978,955	$9,650,493	$9,431,998	$9,219,958

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At September 30, 2012, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $34.8 million and $33.6 million, respectively, compared to $56.4 million and $54.5 million at December 31, 2011, respectively. At September 30, 2012, the portfolio of collateral backing the Company’s securities lending program included approximately $6.0 million fair value of sub-prime securities, compared to $7.3 million at December 31, 2011.

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

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	September 30,	December 31,
	2012	2011
Fixed maturities	$306,424	$147,779
Equity securities	28,405	87,403
Other investments (par: $354,835 and $138,062)	363,239	131,721
Investments accounted for using the fair value option	698,068	366,903
Securities sold but not yet purchased (1)	(8,017)	(27,178)
TALF investments (2)	270,206	387,702
TALF borrowings (2)	(185,223)	(310,486)
Net assets accounted for using the fair value option	$775,034	$416,941

(1)              Represents the Company’s obligation to deliver equity securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(2)              See Note 12, “Subsequent Events.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturities	$68,203	$82,686	$211,942	$252,250
Term loan investments (1)	4,876	881	10,732	1,565
Equity securities	2,009	1,796	6,098	5,187
Short-term investments	485	430	1,617	1,613
Other (2)	3,794	3,383	9,968	16,060
Gross investment income	79,367	89,176	240,357	276,675
Investment expenses	(6,146)	(6,423)	(19,231)	(18,944)
Net investment income	$73,221	$82,753	$221,126	$257,731

(1)              Included in “investments accounted for using the fair value option” on the Company’s consolidated balance sheets.

(2)              Amounts include dividends on investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Available for sale securities:
Gross gains on investment sales	$70,510	$61,008	$186,458	$204,303
Gross losses on investment sales	(20,672)	(21,503)	(59,365)	(85,170)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	5,322	(4,366)	8,729	(12,759)
Equity securities	1,466	(28,993)	1,264	(32,043)
Other investments	3,810	(3,755)	5,819	(3,432)
TALF investments	(21)	(2,130)	(71)	2,317
TALF borrowings	(209)	79	686	(206)
Derivative instruments (1)	297	36,179	(4,095)	28,035
Other	(112)	(6,320)	(46)	(4,941)
Net realized gains	$60,391	$30,199	$139,379	$96,104

(1)              See Note 9 for information on the Company’s derivative instruments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the OTTI recognized in earnings by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturities:
Mortgage backed securities	$1,511	$1,192	$2,403	$3,620
Corporate bonds	150	16	1,512	375
Non-U.S. government securities	—	—	261	—
Commercial mortgage backed securities	211	—	211	—
Asset backed securities	—	—	106	10
U.S. government and government agencies	—	—	10	—
Total	1,872	1,208	4,503	4,005

Investment of funds received under securities lending agreements	—	393	87	1,623

Equity securities	507	1,138	763	1,475
Total OTTI recognized in earnings	$2,379	$2,739	$5,353	$7,103

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A description of the methodology and significant inputs used to measure the amount of OTTI in the 2012 third quarter is as follows:

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

•                  Corporate bonds and other fixed maturities — the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds was adjusted down, if required, to the expected recovery value calculated in the OTTI review process. In addition, the Company recorded OTTI on a portfolio of global corporate bonds, non-U.S. government securities and U.S. Treasuries in the 2012 second quarter due to its intent to liquidate such portfolio;

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

The Company believes that the $16.4 million of OTTI included in accumulated other comprehensive income at September 30, 2012 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At September 30, 2012, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at start of period	$62,526	$86,286	$66,545	$86,040
Credit loss impairments recognized on securities not previously impaired	747	272	2,652	3,135
Credit loss impairments recognized on securities previously impaired	1,632	1,328	2,701	2,492
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(1,709)	(530)	(8,702)	(4,311)
Balance at end of period	$63,196	$87,356	$63,196	$87,356

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

	September 30,	December 31,
	2012	2011
Assets used for collateral or guarantees:
Affiliated transactions	$4,285,238	$4,321,535
Third party agreements	727,485	757,669
Deposits with U.S. regulatory authorities	289,929	288,458
Deposits with non-U.S. regulatory authorities	233,868	169,733
Trust funds	92,021	60,558
Total restricted assets	$5,628,541	$5,597,953

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At September 30, 2012, the Company obtained an average of 2.8 quotes per investment, compared to 2.8 quotes at December 31, 2011. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source provided the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At September 30, 2012 and December 31, 2011, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company’s investment portfolio.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.78 billion of financial assets and liabilities measured at fair value at September 30, 2012, approximately $2.07 billion, or 16.2%, were priced using non-binding broker-dealer quotes. Of the $11.97 billion of financial assets and liabilities measured at fair value at December 31, 2011, approximately $1.19 billion, or 9.9%, were priced using non-binding broker-dealer quotes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2012:

		Fair Value Measurement Using:
	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,707,999	$—	$2,613,370	$94,629
Mortgage backed securities	1,873,874	—	1,873,874	—
Municipal bonds	1,579,872	—	1,579,872	—
Commercial mortgage backed securities	824,162	—	824,162	—
U.S. government and government agencies	1,131,358	1,131,358	—	—
Non-U.S. government securities	1,026,432	—	1,026,432	—
Asset backed securities	835,258	—	835,258	—
Total	9,978,955	1,131,358	8,752,968	94,629

Equity securities	312,371	312,288	83	—
Other investments	477,857	—	473,061	4,796
Short-term investments	845,158	759,868	85,290	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	234,453	—	234,453	—
Non-U.S. government bonds	71,971	—	71,971	—
Equity securities	28,405	28,405	—	—
Other investments	363,239	—	363,239	—
Total	698,068	28,405	669,663	—

TALF investments	270,206	—	270,206	—
Total assets measured at fair value	$12,582,615	$2,231,919	$10,251,271	$99,425

Liabilities measured at fair value:
Fair value option:
TALF borrowings	$185,223	$—	$185,223	$—
Securities sold but not yet purchased (2)	8,017	8,017	—	—
Total liabilities measured at fair value	$193,240	$8,017	$185,223	$—

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the 2012 third quarter and 2011 third quarter:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total
Three Months Ended September 30, 2012
Balance at beginning of period	$92,036	$6,386	$98,422
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,402	1,627	3,029
Included in other comprehensive income	1,229	(1,590)	(361)
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(38)	(1,627)	(1,665)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$94,629	$4,796	$99,425

Three Months Ended September 30, 2011
Balance at beginning of period	$164,456	$7,929	$172,385
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(5,742)	—	(5,742)
Included in other comprehensive income	(17,317)	(1,929)	(19,246)
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(376)	—	(376)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$141,021	$6,000	$147,021

(1)               Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2012 and 2011:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Other Investments	Total
Nine Months Ended September 30, 2012
Balance at beginning of period	$92,091	$5,124	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	3,185	1,708	4,893
Included in other comprehensive income	(530)	(328)	(858)
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(117)	(1,708)	(1,825)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$94,629	$4,796	$99,425

Nine Months Ended September 30, 2011
Balance at beginning of period	$153,509	$7,858	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	507	1,709	2,216
Included in other comprehensive income	(3,763)	(2,901)	(6,664)
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(666)	(666)
Settlements	(9,232)	—	(9,232)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$141,021	$6,000	$147,021

(1)               Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

The amount of total gains for the 2012 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012 was $3.0 million, while the amount of total gains for the nine months ended September 30, 2012 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012 was $4.9 million. The amount of total losses for the 2011 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011 was $5.7 million, while the amount of total gains for the nine months ended September 30, 2011 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011 was $1.9 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2012, due to their

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At September 30, 2012, the Company’s senior notes are carried at their cost of $300.0 million and have a fair value of $386.5 million. The fair values of these securities were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2012 or December 31, 2011.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in “fixed maturities available for sale, at fair value” while the fair value of all other derivatives is included in “other investments available for sale, at fair value” in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	Estimated Fair Value	Notional Value	Estimated Fair Value	Notional Value
At September 30, 2012
Futures contracts	$40	$70,000	$(10)	$53,600
Foreign currency forward contracts	789	86,910	(1,466)	138,293
TBAs	483,977	444,650	(554,902)	509,550
Other	471	6,336	(326)	27,888
Total	$485,277		$(556,704)

At December 31, 2011
Futures contracts	$771	$364,035	$(145)	$16,275
Foreign currency forward contracts	11,937	352,992	(6,558)	253,733
TBAs	23,661	23,000	(2,178)	2,000
Other	4,005	187,613	(2,048)	309,931
Total	$40,374		$(10,929)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
Derivatives not designated as	September 30,		September 30,
hedging instruments	2012	2011	2012	2011
Futures contracts	$(245)	$12,142	$(4,588)	$15,515
Foreign currency forward contracts	737	12,155	(206)	(4,238)
TBAs	1,140	2,554	2,882	11,056
Other	(1,335)	9,328	(2,183)	5,702
Total	$297	$36,179	$(4,095)	$28,035

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

The Company’s income tax provision resulted in an effective tax rate on income before income taxes of 2.8% and 1.4% for the 2012 third quarter and nine months ended September 30, 2012, compared to (1.4)% and (1.8)% for the 2011 third quarter and nine months ended September 30, 2011. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $93.6 million at September 30, 2012, compared to $80.7 million at December 31, 2011. In addition, the Company paid $4.1 million in income taxes, net of recoveries, for the nine months ended September 30, 2012, compared to $9.6 million for the 2011 period.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $6.2 million of federal excise taxes for the nine months ended September 30, 2012, compared to $7.3 million in the 2011 period. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

11.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2012, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

12.            Subsequent Events

Subsequent to September 30, 2012, the Company sold all investments it held under the FRBNY’s TALF program (reflected as “TALF investments, at fair value”) and the related secured financing from the FRBNY was extinguished accordingly (reflected as “TALF borrowings, at fair value”).

On October 29, 2012, Hurricane Sandy made landfall on the eastern coast of the United States. It is too early to reasonably estimate losses for this recent event given the significant unknowns, the early stage of the damage assessment process and the unusual nature of the event.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $5.75 billion in capital at September 30, 2012 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continues to show improvement across the board. From a rate standpoint, changes for most lines continued to maintain or slightly improve in the 2012 third quarter. In our insurance business, rates were up approximately 3.5% on a weighted basis. We experienced favorable rate movement on primary lines such as general liability, umbrella liability, auto liability and workers’ compensation. An exception to the overall rate trend was in healthcare which experienced a moderate rate reduction during the 2012 third quarter. However, even with this improvement in the rate environment, we believe that longer-tail lines still require substantial additional rate improvement to become attractive. In our reinsurance business, rates continued to improve significantly, on a risk adjusted basis, in property and property catastrophe business, with the best increases to date reflected in international, catastrophe exposed businesses. Such improvements were driven, in part, by the impact of the higher level of catastrophic activity in 2010 and 2011. We expected that additional capacity in 2012 would put pressure on rates for the upcoming renewal season. However, the impact of Hurricane Sandy has the potential to change that scenario. All other lines remained basically unchanged although our reinsurance operations benefited from the underlying rate increases in primary lines noted above. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2012, our modeled peak zone catastrophe exposure is a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $880 million, followed by windstorms affecting the Northeastern U.S. and Florida Tri-County with net probable maximum pre-tax losses of $857 million and $653 million, respectively. Based on in-force exposure estimated as of July 1, 2012, our modeled peak zone exposure was a windstorm affecting the Gulf of Mexico, with a net probable maximum pre-tax loss of $876 million, followed by windstorms affecting the Northeastern U.S. and Florida Tri-County with net probable maximum pre-tax losses of $849 million and $646 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2012, our modeled peak zone earthquake exposure (New Madrid earthquake) represented less than 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Book value per common share was $36.79 at September 30, 2012, compared to $34.45 at June 30, 2012 and $31.76 at December 31, 2011. The 6.8% change for the 2012 third quarter and 15.8% change for the nine months ended September 30, 2012 were generated through operating results and total return on investments. We adopted new accounting guidance effective January 1, 2012 concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information. The adoption of the new accounting guidance reduced the reported book value per common share by $0.27 at December 31, 2011. See Note 3, “Recent Accounting Pronouncements,” of the notes accompanying our consolidated financial statements for additional information.

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

Our Operating ROAE was 9.9% for the 2012 third quarter, compared to 10.5% for the 2011 third quarter, and 10.8% for the nine months ended September 30, 2012, compared to 5.6% for the 2011 period. The lower Operating ROAE for the 2012 third quarter primarily resulted from a higher level of average equity compared to the 2011 third quarter while the higher return for the nine months ended September 30, 2012 reflected improved underwriting results which reflected a lower level of catastrophic events than in the 2011 period.

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

At September 30, 2012, the benchmark return index had an average credit quality of “Aa1” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.19 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return
Pre-tax total return (before investment expenses):
2012 third quarter	2.45%	1.86%
2011 third quarter	(0.23)%	0.46%

Nine months ended September 30, 2012	5.04%	4.34%
Nine months ended September 30, 2011	2.97%	3.34%

(1)  Our investment expenses were approximately 0.21% and 0.22% of average invested assets for the 2012 third quarter and 2011 third quarter, respectively, and 0.22% for each of the nine months ended September 30, 2012 and 2011.

For the 2012 third quarter, total return on our portfolio reflected tighter spreads on many fixed income securities, a significant rally in mortgages and strong returns on equities and alternative assets. Our portfolio outperformed the benchmark return by 59 basis points for the 2012 third quarter, due in part to an overweighting in certain sector allocations to the benchmark return. Excluding foreign exchange, total return was 2.17% for the 2012 third quarter, compared to 0.38% for the 2011 third quarter, and 4.89% for the nine months ended September 30, 2012, compared to 3.11% for the 2011 period.

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

We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses from the calculation of after-tax operating income available to common shareholders.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
After-tax operating income available to common shareholders	$120,247	$107,176	$375,307	$174,491
Net realized gains, net of tax	58,904	28,458	133,052	94,842
Net impairment losses recognized in earnings, net of tax	(2,379)	(2,739)	(5,353)	(7,103)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	24,330	(30,549)	56,943	5,097
Net foreign exchange (losses) gains, net of tax	(16,930)	59,948	(5,363)	4,121
Net income available to common shareholders	$184,172	$162,294	$554,586	$271,448

The increase in after-tax operating income in the 2012 periods compared to the 2011 periods primarily resulted from improved underwriting results which reflected a lower level of catastrophic loss activity. Our results included losses for current year catastrophic events of $27.7 million, net of reinsurance and reinstatement premiums, in the 2012 third quarter, compared to $59.6 million in the 2011 third quarter, and $57.9 million for the nine months ended September 30, 2012, compared to $333.3 million for the 2011 period.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Gross premiums written	$658,599	$634,280	3.8	$2,022,802	$1,903,868	6.2
Net premiums written	483,356	472,986	2.2	1,438,620	1,360,540	5.7
Net premiums earned	$456,341	$437,970	4.2	$1,344,675	$1,256,380	7.0
Fee income	645	661		1,803	2,141
Losses and loss adjustment expenses	(307,155)	(290,608)		(900,735)	(889,973)
Acquisition expenses, net	(73,663)	(76,763)		(223,591)	(204,721)
Other operating expenses	(75,379)	(77,801)		(225,366)	(230,204)
Underwriting income (loss)	$789	$(6,541)	n/m	$(3,214)	$(66,377)	n/m

			% Point			% Point
Underwriting Ratios			Change			Change
Loss ratio	67.3%	66.4%	0.9	67.0%	70.8%	(3.8)
Acquisition expense ratio (1)	16.0%	17.4%	(1.4)	16.5%	16.1%	0.4
Other operating expense ratio	16.5%	17.8%	(1.3)	16.8%	18.3%	(1.5)
Combined ratio	99.8%	101.6%	(1.8)	100.3%	105.2%	(4.9)

(1)              The acquisition expense ratio is adjusted to include certain fee income.

The components of the insurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$98,052	20	$79,086	17	$272,666	19	$235,111	17
Property, energy, marine and aviation	92,266	19	114,631	24	258,475	18	294,345	22
Professional liability	68,923	14	66,484	14	204,682	14	183,775	14
Executive assurance	63,059	13	62,328	13	191,642	13	172,370	13
Construction	23,481	5	23,576	5	106,918	7	97,493	7
Casualty	23,662	5	30,563	6	81,273	6	85,636	6
Travel and accident	22,017	5	17,404	4	65,147	5	58,189	4
Lenders products	20,257	4	22,551	5	63,149	4	65,151	5
National accounts	22,483	5	17,275	4	62,882	4	61,863	5
Surety	14,958	3	10,389	2	39,815	3	29,741	2
Healthcare	8,722	2	8,810	2	27,316	2	26,349	2
Other (1)	25,476	5	19,889	4	64,655	5	50,517	3
Total	$483,356	100	$472,986	100	$1,438,620	100	$1,360,540	100

(1)              Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

2012 third quarter versus 2011. Increases in programs, national accounts and surety business were partially offset by a lower level of onshore energy (included in the ‘property, energy, marine and aviation’ line) and casualty business. The higher level of program business was primarily due to an earlier 2012 bound program that has gained traction, rate increase impacts and increased customer penetration within existing programs. Growth in national accounts primarily resulted from new business, a large account advancing their renewal date, rate increases and audit premiums whereas the increase in surety primarily resulted from expansion into the commercial surety area. The reduction in onshore energy premiums reflected a strategic shift towards writing more on an excess basis and utilizing smaller capacity per account while the decline in casualty business, while achieving rate increases, reflected moving up higher on excess programs and binding smaller accounts.

Nine months ended September 30, 2012 versus 2011. Increases in programs, professional liability, executive assurance and construction business were partially offset by a lower level of onshore energy and casualty business. The higher level of program business was due, in part, to rate increase impacts and increased customer penetration within existing programs. The increase in professional liability premiums primarily reflected new business written in international small and medium sized accounts while the growth in executive assurance business primarily resulted from small and medium sized accounts in the U.K. and the U.S. The increase in construction business was primarily due to non-recurring activity on an existing account. The reduction in onshore energy and casualty business resulted from the factors described above.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$83,978	18	$73,561	17	$238,565	18	$212,513	17
Property, energy, marine and aviation	77,862	17	92,288	21	233,946	17	242,531	19
Professional liability	66,299	15	64,403	15	197,572	15	189,570	15
Executive assurance	61,599	13	56,783	13	181,221	14	171,841	14
Construction	32,409	7	28,590	7	95,909	7	84,195	7
Casualty	27,175	6	30,305	7	84,342	6	83,561	7
Travel and accident	21,826	5	19,051	4	59,200	4	54,105	4
Lenders products	20,271	4	18,293	4	73,835	5	56,495	4
National accounts	21,919	5	19,642	4	59,470	4	58,970	5
Surety	12,643	3	10,091	2	34,001	3	29,272	2
Healthcare	9,565	2	9,340	2	27,540	2	27,081	2
Other (1)	20,795	5	15,623	4	59,074	5	46,246	4
Total	$456,341	100	$437,970	100	$1,344,675	100	$1,256,380	100

(1)              Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current year	69.6%	67.6%	69.1%	73.0%
Prior period reserve development	(2.3)%	(1.2)%	(2.1)%	(2.2)%
Loss ratio	67.3%	66.4%	67.0%	70.8%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 2.0 points higher in the 2012 third quarter compared to the 2011 third quarter, and 3.9 points lower for the nine months ended September 30, 2012 compared to the 2011 period, primarily due to the level of catastrophic activity in each period. The 2012 third quarter loss ratio reflected 3.1 points of catastrophic activity (primarily related to Hurricane Isaac), compared to 1.6 points in the 2011 third quarter. The loss ratio for the nine months ended September 30, 2012 reflected 1.4 points of catastrophic activity, compared to 6.4 points in the 2011 period. The level of large non-catastrophic loss activity was similar in both periods.

Prior Period Reserve Development.

2012 third quarter: The insurance segment’s net favorable development of $10.3 million, or 2.3 points, reflected favorable development in short-tail and medium-tail lines which were partially offset by increases in longer-tail lines. Favorable development in short-tail lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2007 to 2010 accident years (i.e., the year in which a loss occurred) of $2.2 million, $4.7 million, $4.3 million and $2.2 million, respectively, which was primarily due to a lower than expected level of claims activity, partially offset by $4.1 million of adverse development from the 2011 accident year. In addition, development in medium-tail lines included favorable development in professional liability reserves from the 2005, 2006, 2007, 2009 and 2010 accident years of $1.4 million, $4.3 million, $3.4 million, $5.3 million and $3.0 million, partially offset by adverse development in the 2011 accident year of $2.4 million, favorable development of $2.5 million on healthcare reserves spread across all accident years, partially offset by $1.4 million of adverse development in marine reserves, with $3.6 million of adverse development from the 2011 accident year partially offset by favorable development from earlier years. Adverse development in longer-tail lines included increases in casualty reserves from the 2003, 2004, 2005 and 2008 accident years of $1.2 million, $1.8 million, $3.9 million and $2.4 million, respectively, partially offset by favorable development in the 2007 and 2010 accident years of $2.2 million and $1.0 million, respectively. In addition, executive assurance reserves increased in the 2007, 2009, 2010 and 2011 accident years by $3.8 million, $1.4 million, $1.1 million and $1.0 million, respectively, partially offset by $2.3 million of favorable development from the 2004 accident year.

2011 third quarter: The insurance segment’s net favorable development of $5.3 million, or 1.2 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property and marine reserves from the 2008 to 2010 accident years of $3.6 million, $4.7 million and $4.0 million, respectively. The favorable development in property lines was primarily due to a lower than expected level of claims activity in the more recent years. The 2011 third quarter results included favorable development in surety business of $1.4 million and $1.6 million from the 2008 and 2009 accident years, respectively, along with $2.8 million of favorable development on healthcare reserves, spread across the 2004 to 2008 accident years. In addition, favorable development in executive assurance business from the 2010 accident year of $6.4 million was substantially offset by $5.8 million of adverse development from the 2008 accident year. Such amounts were partially offset by adverse development in professional liability reserves from the 2005, 2007 and 2010 accident years of $7.4 million, $4.1 million and $3.8 million, respectively, combined with favorable development in the 2006 and 2009 accident years of $4.8 million and $1.6 million, respectively. In addition, adverse development on program business from the 2002 and 2003 accident years contributed $1.4 million and $2.4 million, respectively. These changes were based on the most recent actuarial analyses.

Nine months ended September 30, 2012: The insurance segment’s net favorable development of $28.0 million, or 2.1 points, reflected favorable development in short-tail and medium-tail lines which were partially offset by increases in longer-tail lines. Favorable development in short-tail lines primarily consisted of reductions in property reserves from the 2006 to 2011 accident years of $0.9 million, $4.7 million, $6.9 million, $9.1 million, $11.9 million and $7.6 million, respectively, which was primarily due to a lower than expected level of claims activity. In addition, favorable development included $4.2 million on travel and accident reserves, primarily from the 2010 accident year. In addition, development in medium-tail lines included favorable development in professional liability reserves from the 2005 to 2010 accident years of $2.3 million, $4.7 million, $1.3 million, $3.0 million, $14.8 million and $1.3 million, respectively, partially offset by adverse development in the 2011 accident year of $8.3 million, along with $9.9 million of favorable development on healthcare reserves spread across all accident years and $2.0 million of favorable development on surety reserves, primarily from the 2007 and 2008 accident years. On marine and program business, favorable development on earlier accident years was substantially offset by adverse development in the 2011 accident year. Adverse development in longer-tail lines included an increase in executive assurance reserves in the 2007, 2009 and 2011 accident years of $5.2 million, $6.4 million and $10.4 million, respectively, primarily due to an increase in loss picks in reaction to recent claims development. In addition, adverse development in specialty casualty reserves from the 2004, 2005, 2007 and 2008 accident years of $6.2 million, $9.1 million, $2.4 million and $5.9 million, respectively, were partially offset by favorable development in the 2009 and 2010 accident years of $2.9 million and $2.8 million, respectively. Adverse development in construction reserves from the 2007 to 2009 accident years of $4.0 million, $5.3 million and $3.4 million, respectively, was partially offset by $4.5 million of favorable development in the 2010 accident year.

Nine months ended September 30, 2011: The insurance segment’s net favorable development of $28.1 million, or 2.2 points, reflected favorable development in short-tailed lines primarily consisting of reductions in property and marine reserves from the 2008 to 2010 accident years of $11.6 million, $16.9 million and $22.6 million (including $9.8 million of favorable development on the 2010 named catastrophic events), respectively, partially offset by adverse development of $4.3 million from the 2006 accident year. The favorable development in property lines was primarily due to a lower than expected level of claims activity in the more recent years. There was favorable development of $9.7 million in healthcare reserves, spread across the 2004 to 2008 accident years, and favorable development in surety business of $2.7 million and $3.2 million from the 2004 and 2008 accident years, respectively. In addition, there was $14.1 million of favorable development in executive assurance reserves, spread across a number of accident years, partially offset by adverse development from the 2006 and 2008 accident years of $1.5 million and $11.0 million, respectively. Such amounts were partially offset by adverse development in casualty reserves from the 2004 and 2010 accident years of $5.0 million and $9.1 million, respectively, and in professional liability reserves from the 2005, 2007, 2008 and 2010 accident years of $5.9 million, $4.4 million, $6.6 million and $7.8 million, respectively, partially offset by favorable development of $13.2 million from the 2006 accident year. In addition, adverse development on program business from the 2003 and 2004 accident years contributed $4.4 million and $4.6 million, respectively, while adverse development in alternative markets business from the 2003 and 2010 accident years of $1.5 million and $8.0 million, respectively, was partially offset by $8.1 million of favorable development spread across the 2004 to 2009 accident years.

Underwriting Expenses.

2012 third quarter versus 2011: The insurance segment’s underwriting expense ratio was 32.5% in the 2012 third quarter, compared to 35.2% in the 2011 third quarter. The acquisition expense ratio was 16.0% in the 2012 third quarter, compared to 17.4% in the 2011 third quarter. The 2012 third quarter acquisition expense ratio included a decrease of 0.6 points related to development in certain prior year loss reserves, compared to an increase of 1.1 points in the 2011 third quarter. The other operating expense ratio was 16.5% for the 2012 third quarter, compared to 17.8% for the 2011 third quarter, with the lower ratio in the 2012 third quarter reflecting the benefits of continued expense management resulting in lower absolute operating expense dollars and the higher level of net premiums earned.

Nine months ended September 30, 2012 versus 2011: The insurance segment’s underwriting expense ratio was 33.3% for the nine months ended September 30, 2012, compared to 34.4% for the 2011 period. The acquisition expense ratio was 16.5% for the nine months ended September 30, 2012, compared to 16.1% for the 2011 period. The comparison of the acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions.  The other operating expense ratio was 16.8% for the nine months ended September 30, 2012, compared to 18.3% for the 2011 period, with the lower ratio for the nine months ended September 30, 2012 reflecting the benefits of continued expense management resulting in lower absolute operating expense dollars and the higher level of net premiums earned.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Gross premiums written	$279,751	$227,837	22.8	$1,036,708	$836,616	23.9
Net premiums written	271,893	218,395	24.5	1,000,473	801,662	24.8

Net premiums earned	$292,350	$244,079	19.8	$810,984	$702,243	15.5
Fee income	432	187		623	306
Losses and loss adjustment expenses	(136,716)	(133,376)		(338,036)	(459,513)
Acquisition expenses, net	(54,402)	(43,442)		(151,725)	(134,877)
Other operating expenses	(29,001)	(22,340)		(84,264)	(67,238)
Underwriting income	$72,663	$45,108	61.1	$237,582	$40,921	480.6

			% Point			% Point
Underwriting Ratios			Change			Change
Loss ratio	46.8%	54.6%	(7.8)	41.7%	65.4%	(23.7)
Acquisition expense ratio	18.6%	17.8%	0.8	18.7%	19.2%	(0.5)
Other operating expense ratio	9.9%	9.2%	0.7	10.4%	9.6%	0.8
Combined ratio	75.3%	81.6%	(6.3)	70.8%	94.2%	(23.4)

The components of the reinsurance segment’s underwriting results are discussed below.

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Property catastrophe	$50,196	18	$59,961	27	$265,994	27	$235,157	29
Other specialty (1)	70,412	26	40,882	19	238,135	24	162,464	20
Property excluding property catastrophe (2)	68,627	25	64,495	30	209,854	21	189,583	24
Casualty (3)	38,273	14	34,873	16	165,935	17	146,989	18
Marine and aviation	19,152	7	17,037	8	63,611	6	61,179	8
Other (4)	25,233	10	1,147	—	56,944	5	6,290	1
Total	$271,893	100	$218,395	100	$1,000,473	100	$801,662	100
Pro rata	$170,556	63	$99,884	46	$439,435	44	$310,412	39
Excess of loss	101,337	37	118,511	54	561,038	56	491,250	61
Total	$271,893	100	$218,395	100	$1,000,473	100	$801,662	100

(1)              Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)              Includes facultative business.

(3)              Includes professional liability, executive assurance and healthcare business.

(4)              Includes mortgage, life, casualty clash and other.

2012 third quarter versus 2011. The growth in net premiums written reflected increases in mortgage and U.K. motor business. The reinsurance segment’s mortgage business primarily resulted from a reinsurance treaty written in the 2012 second quarter covering newly originated residential mortgages, while growth in U.K. motor was primarily due to new business written emanating from one significant client. Growth in property and casualty writings was offset by a lower level of property catastrophe business, as the 2011 third quarter included $5.7 million of adjustment premiums on a treaty which did not recur in the 2012 third quarter.

Nine months ended September 30, 2012 versus 2011. The growth in net premiums written reflected increases in all lines of business, primarily in U.K. motor and mortgage business as discussed above, along with growth in property catastrophe business, reflecting substantial rate improvements in global property catastrophe markets which has allowed the reinsurance segment to participate in a more meaningful way around the world.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Property catastrophe	$69,059	24	$64,910	27	$199,914	25	$176,340	25
Other specialty (1)	87,330	30	48,722	20	211,685	26	128,202	18
Property excluding property catastrophe (2)	63,572	22	62,565	26	183,924	23	183,095	26
Casualty (3)	48,669	17	49,066	20	143,177	18	149,053	21
Marine and aviation	16,853	6	17,739	7	57,502	7	60,458	9
Other (4)	6,867	1	1,077	—	14,782	1	5,095	1
Total	$292,350	100	$244,079	100	$810,984	100	$702,243	100

Pro rata	$140,111	48	$110,091	45	$364,977	45	$320,711	46
Excess of loss	152,239	52	133,988	55	446,007	55	381,532	54
Total	$292,350	100	$244,079	100	$810,984	100	$702,243	100

(1)              Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)              Includes facultative business.

(3)              Includes professional liability, executive assurance and healthcare business.

(4)              Includes mortgage, life, casualty clash and other.

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. In April 2012, we completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. based in Zurich, Switzerland. In the transaction, which was accounted for as a business combination under U.S. GAAP, we acquired approximately $84 million of net unearned premiums along with other insurance balances. Under applicable accounting rules for business combinations, the recording of such unearned premiums was not reflected as net premiums written but will result in net premiums earned (primarily over a two year period). Net premiums earned included approximately $18 million for the 2012 third quarter and $35 million for the year to date period related to the acquired net unearned premiums. The remaining acquired unearned premiums were approximately $49 million at September 30, 2012.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current year	60.6%	78.5%	58.9%	87.1%
Prior period reserve development	(13.8)%	(23.9)%	(17.2)%	(21.7)%
Loss ratio	46.8%	54.6%	41.7%	65.4%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 17.9 points lower in the 2012 third quarter compared to the 2011 third quarter, and 28.2 points lower for the nine months ended September 30, 2012 compared to the 2011 period, primarily due to the lower level of current year catastrophic event activity. The 2012 third quarter loss ratio reflected 4.6 points related to current year catastrophic activity (primarily related to Hurricane Isaac), while the 2011 third quarter ratio included 21.6 points of catastrophic activity. The loss ratio for the nine months ended September 30, 2012 reflected 4.8 points related to current year catastrophic activity, compared to 35.9 points of catastrophic activity for the 2011 period. In addition, the loss ratio for the nine months ended September 30, 2012 included a higher level of non-catastrophic loss activity than in the 2011 period.

Prior Period Reserve Development.

2012 third quarter: The reinsurance segment’s net favorable development of $40.2 million, or 13.8 points, reflected favorable development of $16.5 million on property catastrophe and property other than property catastrophe reserves, including $4.9 million and $7.9 million from the 2010 and 2011 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), respectively. In addition, there was $11.5 million of favorable development on casualty reserves, including $4.6 million, $1.0 million, $3.1 million, $4.5 million and $5.7 million, for the 2003, 2004, 2005, 2006 and 2008 underwriting years, respectively, partially offset by adverse development in the 2002 underwriting year of $6.0 million. The 2012 third quarter loss ratio also benefited from $4.5 million of favorable development on marine and aviation reserves and $6.9 million of favorable development on other specialty business across most underwriting years.

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

Nine months ended September 30, 2012: The reinsurance segment’s net favorable development of $139.6 million, or 17.2 points, reflected favorable development of $63.7 million on property catastrophe and property other than property catastrophe reserves, including $15.7 million and $31.9 million from the 2010 and 2011 underwriting years, respectively. In addition, there was $42.1 million of favorable development on casualty reserves, including $7.9 million, $12.0 million, $11.3 million, $10.4 million, $5.9 million, $10.5 million and $3.4 million for the 2003 to 2009 underwriting years, respectively, partially offset by adverse development in the 2002, 2010 and 2011 underwriting years of $11.6 million, $5.7 million and $2.1 million, respectively. The loss ratio for the nine months ended September 30, 2012 also benefited from $19.8 million of favorable development on other specialty business, with $4.0 million, $4.2 million and $7.3 million from the 2008 to 2010 underwriting years, and $13.0 million of favorable development on marine and aviation reserves across most underwriting years.

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

Underwriting Expenses.

2012 third quarter versus 2011: The underwriting expense ratio for the reinsurance segment was 28.5% in the 2012 third quarter, compared to 27.0% in the 2011 third quarter. The acquisition expense ratio for the 2012 third quarter was 18.6%, compared to 17.8% for the 2011 third quarter. The comparison of the 2012 third quarter and 2011 third quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The operating expense ratio for the 2012 third quarter was 9.9%, compared to 9.2% in the 2011 third quarter, reflecting an increase in aggregate expenses due, in part, to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefit of the higher level of net premiums earned.

Nine months ended September 30, 2012 versus 2011: The underwriting expense ratio for the reinsurance segment was 29.1% for the nine months ended September 30, 2012, compared to 28.8% in the 2011 period. The acquisition expense ratio for the nine months ended September 30, 2012 was 18.7%, compared to 19.2% for the 2011 period. The operating expense ratio for the nine months ended September 30, 2012 was 10.4%, compared to 9.6% for the 2011 period, , reflecting an increase in aggregate expenses due, in part, to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefit of the higher level of net premiums earned.

Other Income or Expense Items

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturities	$68,203	$82,686	$211,942	$252,250
Term loan investments (1)	4,876	881	10,732	1,565
Equity securities	2,009	1,796	6,098	5,187
Short-term investments	485	430	1,617	1,613
Other (2)	3,794	3,383	9,968	16,060
Gross investment income	79,367	89,176	240,357	276,675
Investment expenses	(6,146)	(6,423)	(19,231)	(18,944)
Net investment income	$73,221	82,753	$221,126	257,731

(1)              Included in “investments accounted for using the fair value option” on the consolidated balance sheets.

(2)              Amounts include dividends on investment funds and other items. The amount for the nine months ended September 30, 2011 includes an initial dividend of $5.5 million received on an investment fund.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.45% for the 2012 third quarter, compared to 2.55% for the 2012 second quarter and 2.83% for the 2011 third quarter. The pre-tax investment income yield was 2.51% for the nine months ended September 30, 2012, compared to 2.98% for the 2011 period. The decline in yields in the 2012 periods reflects the effects of lower prevailing interest rates available in the market and our investment strategy which puts a priority on total return. Such effects more than offset the benefit of a higher level of investable assets in the 2012 periods. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (joint venture) using the equity method on a three month lag basis based on the availability of their financial statements. We recorded a loss of $0.5 million on such investments in the 2012 third quarter, compared to income of $2.4 million in the 2011 third quarter, and a loss of $7.9 million for the nine months ended September 30, 2012, compared to $2.7 million of income for the 2011 period. The amount recorded for the nine months ended September 30, 2012 included a loss of $9.5 million related to Aeolus LP. As of September 30, 2012, the carrying value of this investment (after taking into account the $84.7 million in cumulative cash distributions received) was $8.1 million with no unfunded capital commitments. Aeolus LP operates as an unrated reinsurance platform that provides collateralized property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP)

totaled $331.4 million at September 30, 2012, compared to $345.3 million at December 31, 2011. At September 30, 2012, our portfolio included $374.1 million of investments in bank loan funds, of which $106.0 million are reflected in the investment funds accounted for using the equity method.

We recorded $24.3 million of equity in net income related to investment funds accounted for using the equity method in the 2012 third quarter, compared to $30.5 million of equity in net losses for the 2011 third quarter, and $56.9 million of equity in net income related to investment funds accounted for using the equity method for the nine months ended September 30, 2012, compared to $5.1 million of equity in net income for the 2011 period.

Net Realized Gains or Losses. We recorded net realized gains of $60.4 million for the 2012 third quarter, compared to net realized gains of $30.2 million for the 2011 third quarter, and net realized gains of $139.4 million for the nine months ended September 30, 2012, compared to net realized gains of $96.1 million for the 2011 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Total return on our portfolio under management for the 2012 third quarter was 2.45%, compared to (0.23)% for the 2011 third quarter, and 5.04% for the nine months ended September 30, 2012, compared to 2.97% for the 2011 period. Excluding foreign exchange, total return was 2.17% for the 2012 third quarter, compared to 0.38% for the 2011 third quarter, and 4.89% for the nine months ended September 30, 2012, compared to 3.11% for the 2011 period. For the 2012 third quarter, total return on our portfolio reflected tightening spreads, a significant rally in mortgages and strong returns on equities and alternative investments. Total return is calculated on a pre-tax basis.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For the 2012 third quarter, we recorded $2.4 million of credit related impairments in earnings, compared to $2.7 million for the 2011 third quarter. For the nine months ended September 30, 2012, we recorded $5.4 million of credit related impairments in earnings, compared to $7.1 million for the 2011 period.The OTTI recorded in the 2012 periods resulted, in part, from reductions in estimated recovery values on certain mortgage backed securities following the review of such securities and also included OTTI recorded on a portfolio of global corporate bonds, non-U.S. government securities and U.S. Treasuries due to the liquidation of such portfolio in the 2012 third quarter. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $9.0 million for the 2012 third quarter, compared to $6.2 million for the 2011 third quarter, and $28.0 million for the nine months ended September 30, 2012, compared to $24.6 million for the 2011 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net Foreign Exchange Gains or Losses. Net foreign exchange losses for the 2012 third quarter of $17.0 million consisted of net unrealized losses of $17.2 million and net realized gains of $0.2 million, compared to net foreign exchange gains for the 2011 third quarter of $60.0 million which consisted of net unrealized gains of $62.8 million and net realized losses of $2.8 million. The 2012 third quarter net foreign exchange losses primarily resulted from the weakening of the U.S. Dollar against the Euro, British Pound Sterling and other major foreign currencies during the period. Net foreign exchange losses for the nine months ended September 30, 2012 of $6.0 million consisted of net unrealized losses of $5.0 million and net realized losses of $1.0 million, compared to net foreign exchange gains for the 2011 period of $4.8 million which consisted of net unrealized gains of $7.1 million and net realized losses of $2.3 million.

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

The following table summarizes our invested assets:

	September 30,	December 31,
	2012	2011

Fixed maturities available for sale, at fair value	$9,944,186	$9,375,604
Fixed maturities, at fair value (1)	306,424	147,779
Fixed maturities pledged under securities lending agreements, at fair value (2)	34,769	56,393
Total fixed maturities	10,285,379	9,579,776
Short-term investments available for sale, at fair value	845,158	904,219
Cash	422,440	351,699
Equity securities available for sale, at fair value	312,371	299,584
Equity securities, at fair value (1)	28,405	87,403
Other investments available for sale, at fair value	477,857	238,111
Other investments, at fair value (1)	363,239	131,721
TALF investments, at fair value (3)	270,206	387,702
Investments accounted for using the equity method (4)	339,587	380,507
Total cash and investments	13,344,642	12,360,722
Securities sold but not yet purchased (5)	(8,017)	(27,178)
Securities transactions entered into but not settled at the balance sheet date	(117,742)	(17,339)
Total investable assets	$13,218,883	$12,316,205

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

At September 30, 2012, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (imbedded book yield), before investment expenses, of 2.80%. At December 31, 2011, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA/Aa1” and an average yield to maturity of 2.98%. Our investment portfolio had an average effective duration of 2.90 years at September 30, 2012, compared to 2.99 years at December 31, 2011. At September 30, 2012, approximately $8.60 billion, or 66%, of our total investments and cash was internally managed, compared to $7.9 billion, or 66%, at December 31, 2011.

The following table summarizes our fixed maturities by type:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)
At September 30, 2012
Fixed maturities and fixed maturities pledged
under securities lending agreements (1):
Corporate bonds	$2,942,452	$113,295	$(7,039)	$2,836,196	$(113)
Mortgage backed securities	1,873,874	42,374	(7,439)	1,838,939	(9,342)
Municipal bonds	1,579,872	74,558	(730)	1,506,044	(17)
Commercial mortgage backed securities	824,162	42,745	(1,838)	783,255	(3,498)
U.S. government and government agencies	1,131,358	28,015	(1,520)	1,104,863	(19)
Non-U.S. government securities	1,098,403	37,927	(11,193)	1,071,669	—
Asset backed securities	835,258	25,400	(6,093)	815,951	(3,459)
Total	$10,285,379	$364,314	$(35,852)	$9,956,917	$(16,448)

At December 31, 2011
Fixed maturities and fixed maturities pledged
under securities lending agreements (1):
Corporate bonds	$2,719,052	$79,407	$(29,922)	$2,669,567	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	762,321	33,486	(17,684)	746,519	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)
Total	$9,579,776	$296,743	$(84,703)	$9,367,736	$(29,051)

(1)         In securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)         Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2012, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $1.1 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements, excluding TALF investments:

	September 30, 2012		December 31, 2011
	Estimated	% of	Estimated	% of
Rating (1)	Fair Value	Total	Fair Value	Total
U.S. government and government agencies (2)	$2,837,828	27.6	$3,154,480	32.9
AAA	3,388,660	32.9	3,229,161	33.7
AA	1,770,851	17.2	1,425,249	14.9
A	1,158,492	11.3	884,957	9.2
BBB	503,890	4.9	412,566	4.3
BB	157,183	1.5	140,029	1.5
B	203,416	2.0	165,003	1.7
Lower than B	143,518	1.4	114,672	1.2
Not rated	121,541	1.2	53,659	0.6
Total	$10,285,379	100.0	$9,579,776	100.0

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

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	September 30, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$1,095,576	$(21,165)	59.1	$1,692,722	$(44,803)	52.9
10-20%	84,892	(11,807)	32.9	144,523	(20,222)	23.9
20-30%	9,754	(2,836)	7.9	38,749	(11,709)	13.8
30-40%	—	—	—	14,596	(7,413)	8.8
40-50%	46	(44)	0.1	619	(445)	0.5
50-80%	—	—	—	29	(111)	0.1
Total	$1,190,268	$(35,852)	100.0	$1,891,238	$(84,703)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	September 30, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$78,606	$(2,684)	7.5	$143,782	$(6,418)	7.6
10-20%	12,996	(2,116)	5.9	33,926	(5,484)	6.5
20-30%	2,731	(786)	2.2	26,733	(8,042)	9.5
30-40%	—	—	—	13,558	(6,905)	8.2
40-50%	46	(44)	0.1	619	(445)	0.5
50-80%	—	—	—	29	(110)	0.1
Total	$94,379	$(5,630)	15.7	$218,647	$(27,404)	32.4

At September 30, 2012, below-investment grade securities comprised approximately 6.1% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to 5.0% at December 31, 2011. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At September 30, 2012, corporate bonds represented 42% of the total below investment grade securities at fair value, mortgage backed securities represented 40% of the total and 18% were in other classes. At December 31, 2011, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at September 30, 2012 which were in an unrealized loss position of greater than 20% of amortized cost were primarily in mortgage backed and asset backed securities where the fair value for the securities was lower than our expected recovery value.

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2012, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
General Electric Co.	$64,755	AA+/A1
AT&T Inc.	33,870	A-/A2
Abbey National Treasury Svcs	31,620	A+/A2
Wells Fargo & Company	29,157	A+/A2
Royal Dutch Shell PLC	28,720	AA/Aa1
Merck & Co Inc.	27,574	AA/A1
Total SA	26,968	AA-/Aa1
Verizon Communications Inc.	26,401	A-/A3
Berkshire Hathaway Inc.	25,659	A/A2
Deere & Co.	25,606	A/A2
Total	$320,330

(1) Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At September 30, 2012, our investments in mortgage-backed securities (“MBS”), excluding commercial mortgage-backed securities, amounted to approximately $1.87 billion, or 14.2% of total investable assets, compared to $1.59 billion, or 12.9%, at December 31, 2011.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

Since 2007, the residential mortgage market in the U.S. has experienced a variety of difficulties. During this time, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At September 30, 2012, CMBS constituted approximately $824.2 million, or 6.2% of total investable assets, compared to $1.05 billion, or 8.5%, at December 31, 2011. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our MBS and CMBS at September 30, 2012, excluding amounts guaranteed by the U.S. government and TALF investments:

					Estimated Fair Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003		$2,200	AAA	$2,321	105.5%	0.0%
	2004		13,098	BBB+	12,991	99.2%	0.1%
	2005		44,436	B-	45,161	101.6%	0.3%
	2006		60,492	BB-	60,892	100.7%	0.5%
	2007		39,719	CC+	43,417	109.3%	0.3%
	2008		6,522	CC+	6,750	103.5%	0.1%
	2009	(6)	27,752	AAA	30,309	109.2%	0.2%
	2010	(6)	26,562	AAA	26,174	98.5%	0.2%
	2012	(6)	112,965	AAA	113,909	100.8%	0.9%
Total non-agency MBS			$333,746	BBB+	$341,924	102.5%	2.6%

Non-agency CMBS:	1998		1,086	AAA	1,088	100.2%	0.0%
	2004		4,477	AAA	4,423	98.8%	0.0%
	2005		29,277	AAA	29,951	102.3%	0.2%
	2006		2,861	A	3,084	107.8%	0.0%
	2007		28,104	A	29,937	106.5%	0.2%
	2008		662	AAA	647	97.7%	0.0%
	2010		138,458	AAA	149,716	108.1%	1.1%
	2011		154,331	AAA	165,905	107.5%	1.3%
	2012		255,059	AAA	264,891	103.9%	2.0%
Total non-agency CMBS			$614,315	AAA	$649,642	105.8%	4.9%

	Non-Agency MBS		Non-Agency
Additional Statistics:	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	77	73	26
Weighted average life (months) (2)	18	49	63
Weighted average loan-to-value % (3)	70.7%	68.9%	61.1%
Total delinquencies (4)	23.0%	20.2%	1.5%
Current credit support % (5)	52.5%	14.0%	26.5%

(1)         Loans defeased with government/agency obligations represented approximately 1% of the collateral underlying our CMBS holdings.

(2)         The weighted average life for MBS is based on the interest rates in effect at September 30, 2012.  The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)         The range of loan-to-values is 29% to 86% on MBS and 27% to 103% on CMBS.

(4)         Total delinquencies includes 60 days and over.

(5)         Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6)         Primarily represents Re-REMICs with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”), excluding TALF investments, at September 30, 2012:

			Estimated Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards (1)	$370,499	AAA	$377,091	101.8%	2.9%
Autos (2)	100,325	AAA	99,975	99.7%	0.8%
Equipment (3)	134,169	A+	137,985	102.8%	1.0%
Rate reduction bonds (4)	79,109	AAA	83,227	105.2%	0.6%
U.K. securitized (5)	50,041	AAA	51,736	103.4%	0.4%
Commodities (6)	35,000	AAA	35,349	101.0%	0.3%
Other	34,035	AA	34,451	101.2%	0.3%
	803,178	AA+	819,814	102.1%	6.2%

Home equity (7)	$1,597	AAA	$1,466	91.8%	0.0%
	1,013	A	948	93.6%	0.0%
	2,244	BBB	2,437	108.6%	0.0%
	3,132	BB to B	3,581	114.3%	0.0%
	4,722	CCC to C	6,933	146.8%	0.1%
	65	D	79	121.5%	0.0%
	12,773	B+	15,444	120.9%	0.1%
Total ABS	$815,951	AA+	$835,258	102.4%	6.3%

The effective duration of the total ABS was 2.3 years at September 30, 2012.

(1) The weighted average credit support % on credit cards is 20.1%.

(2) The weighted average credit support % on autos is 25.9%.

(3) The weighted average credit support % on equipment is 6.7%.

(4) The weighted average credit support % on rate reduction bonds is 6.2%.

(5) The weighted average credit support % on U.K. securitized is 19.2%.

(6) The weighted average credit support % on commodities is 6.4%.

(7) The weighted average credit support % on home equity is 22.2%.

At September 30, 2012, our fixed income portfolio included $58.7 million par value in sub-prime securities with a fair value of $40.3 million and average credit quality ratings from S&P/Moody’s of “A/B1.” At December 31, 2011, our fixed income portfolio included $40.0 million par value in sub-prime securities with a fair value of $15.4 million and average credit quality ratings from S&P/Moody’s of “BB+/Ba2.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $6.0 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC-/Caa3” at September 30, 2012, compared to $7.3 million fair value with average credit quality ratings from S&P/Moody’s of “CCC/Caa2” at December 31, 2011.

At September 30, 2012, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was $262.2 million, or 2.0% of our total investable assets. These securities had average credit quality ratings from S&P/Moody’s of “AA/Aa2” with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at September 30, 2012. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included Assured Guaranty Ltd. ($91.2 million), National Public Finance Guarantee ($122.3 million) and the Texas Permanent School Fund ($48.7 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at September 30, 2012.

The following table provides information on the fair value of our Eurozone investments at September 30, 2012:

		Financial	Other	Covered	Bank	Equities and
	Sovereign (2)	Corporates	Corporates	Bonds (3)	Loans (4)	Other	Total
Country (1)
Germany	$145,055	$—	$10,417	$—	$17,573	$6,669	$179,714
Netherlands	—	37,466	51,048	—	7,217	16,981	112,712
Finland	101,895	246	—	—	—	—	102,141
France	—	6,664	26,359	20,358	4,896	12,371	70,648
Supranational (5)	40,484	—	—	—	—	—	40,484
Spain	—	—	—	13,198	3,503	286	16,987
Luxembourg	—	1,742	5,431	—	3,383	508	11,064
Belgium	2,000	—	7,203	—	—	—	9,203
Italy	5,401	—	1,242	—	882	(110)	7,415
Ireland	1,138	967	1,429	—	—	1,017	4,551
Austria	—	3,339	—	—	—	—	3,339
Total	$295,973	$50,424	$103,129	$33,556	$37,454	$37,722	$558,258

(1) The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Cyprus, Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at September 30, 2012.

(2) Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3) Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4) Included in corporate bonds.

(5) Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At September 30, 2012, our equity portfolio included $332.8 million fair value of equity securities, compared to $359.8 million at December 31, 2011, net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. Certain of our equity managers use leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified.

The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	September 30, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$73,657	$(2,735)	18.4	$74,813	$(3,651)	16.3
10-20%	11,033	(1,944)	13.1	26,791	(4,457)	19.9
20-30%	4,302	(1,507)	10.1	21,457	(7,827)	35.0
30-40%	12,764	(6,931)	46.6	5,070	(2,645)	11.9
40-50%	1,689	(1,300)	8.7	2,345	(1,984)	8.9
50-80%	443	(462)	3.1	1,492	(1,780)	8.0
Total	$103,888	$(14,879)	100.0	$131,968	$(22,344)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. A substantial portion of the equity securities with unrealized losses were less than 30% under their cost basis at September 30, 2012. For equity securities with unrealized losses between 30% to 40%, such amounts primarily related to shares we hold of a leading commodities producer and marketer. For such holdings, available positive and negative evidence was reviewed and, following such review, no other-than-temporary impairment was recorded. At September 30, 2012, we believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position.

Other investments totaled $841.1 million at September 30, 2012, compared to $369.8 million at December 31, 2011. Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $331.4 million at September 30, 2012, compared to $345.3 million at December 31, 2011. Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011 by level.

Premiums Receivable and Reinsurance Recoverables

At September 30, 2012, 76.3% of premiums receivable of $773.2 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.6% of the total. At December 31, 2011, 72.6% of premiums receivable of $501.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.8% of the total. Approximately 4.6% of the $36.9 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at September 30, 2012, compared to 2.3% of the $33.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2011. At September 30, 2012 and December 31, 2011, our reserves for doubtful accounts were approximately $13.8 million and $14.2 million, respectively.

At September 30, 2012, approximately 87.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.73 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.4% of our total shareholders’ equity. At December 31, 2011, approximately 90.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 5.4% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Premiums Written
Direct	$677,516	$614,227	$2,082,991	$1,868,379
Assumed	259,248	246,062	972,242	868,415
Ceded	(181,515)	(168,908)	(616,140)	(574,592)
Net	$755,249	$691,381	$2,439,093	$2,162,202

Premiums Earned
Direct	$658,256	$603,758	$1,905,608	$1,764,489
Assumed	294,089	267,592	844,625	761,772
Ceded	(203,654)	(189,301)	(594,574)	(567,638)
Net	$748,691	$682,049	$2,155,659	$1,958,623

Losses and Loss Adjustment Expenses
Direct	$383,436	$363,121	$1,123,268	$1,211,233
Assumed	126,558	131,212	339,342	519,029
Ceded	(66,123)	(70,349)	(223,839)	(380,776)
Net	$443,871	$423,984	$1,238,771	$1,349,486

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

At September 30, 2012 and December 31, 2011, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30,	December 31,
	2012	2011

Insurance:
Case reserves	$1,369,495	$1,311,740
IBNR reserves	2,894,804	2,783,091
Total net reserves	$4,264,299	$4,094,831

Reinsurance:
Case reserves	$757,986	$721,032
Additional case reserves	150,545	178,640
IBNR reserves	1,692,602	1,643,660
Total net reserves	$2,601,133	$2,543,332

Total:
Case reserves	$2,127,481	$2,032,772
Additional case reserves	150,545	178,640
IBNR reserves	4,587,406	4,426,751
Total net reserves	$6,865,432	$6,638,163

At September 30, 2012 and December 31, 2011, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2012	2011

Executive assurance	$689,702	$636,692
Casualty	651,425	655,017
Professional liability	643,218	631,991
Programs	568,424	541,113
Property, energy, marine and aviation	564,449	590,098
Construction	423,611	403,109
National accounts	196,715	169,906
Healthcare	136,319	139,825
Surety	91,237	70,680
Travel and accident	37,507	37,645
Lenders products	27,384	12,332
Other	234,308	206,423
Total net reserves	$4,264,299	$4,094,831

At September 30, 2012 and December 31, 2011, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30,	December 31,
	2012	2011

Casualty	$1,577,385	$1,600,887
Property excluding property catastrophe	311,565	336,425
Other specialty	270,746	153,455
Property catastrophe	227,548	237,804
Marine and aviation	161,962	166,294
Other	51,927	48,467
Total net reserves	$2,601,133	$2,543,332

Shareholders’ Equity

Our shareholders’ equity was $5.35 billion at September 30, 2012, compared to $4.59 billion at December 31, 2011. The increase for the nine months ended September 30, 2012 was primarily attributable to positive underwriting and investment returns.

Book Value per Common Share

The following table presents the calculation of book value per common share at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(U.S. dollars in thousands, except share data)	2012	2011

Calculation of book value per common share:
Total shareholders’ equity	$5,348,794	$4,592,074
Less preferred shareholders’ equity	(325,000)	(325,000)
Common shareholders’ equity	$5,023,794	$4,267,074
Common shares outstanding (1)	136,540,178	134,358,345
Book value per common share	$36.79	$31.76

(1)         Excludes the effects of 7,835,519 and 8,706,441 stock options and 365,224 and 298,425 restricted stock units outstanding at September 30, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $3.5 million at September 30, 2012, compared to $14.4 million at December 31, 2011. During the nine months ended September 30, 2012, ACGL received dividends of $58.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Arch Re Bermuda is required to meet enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirements) as calculated using a new risk based capital model called the Bermuda Solvency Capital Requirement (“BSCR”) model. At December 31, 2011, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.28 billion and statutory capital and surplus of $4.56 billion, which amounts were in compliance with Arch Re Bermuda’s enhanced capital requirement at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.08 billion to ACGL during the remainder of 2012 without providing an affidavit to the BMA, as discussed above. In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends to intermediate parent companies owned by Arch Re Bermuda is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2012 and December 31, 2011, such amounts approximated $5.63 billion and $5.60 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2012	2011

Total cash provided by (used for):
Operating activities	$731,951	$756,471
Investing activities	(493,141)	(432,057)
Financing activities	(173,468)	(315,019)
Effects of exchange rate changes on foreign currency cash	5,399	(2,240)
Increase in cash	$70,741	$7,155

•                  Cash provided by operating activities for the nine months ended September 30, 2012 was lower than in the 2011 period. Paid losses were higher for the 2012 period, including outflows on catastrophic events from 2010 and 2011 and the maturation of our reserves. In addition, receipts from interest and dividend income were lower for the 2012 period due, in part, to changes in investment mix, timing and portfolio yields. The 2012 period also reflected a higher level of cash outflows for operating expenses, primarily due to the timing of certain incentive compensation items. Such amounts were partially offset by a higher level of premium receipts.

•                  Cash used for investing activities for the nine months ended September 30, 2012 was higher than in the 2011 period. The 2012 period included a higher level of purchases and sales of fixed maturity investments than in the 2011 period, an increase in funding for other investments (funding of existing and new investments) and a lower level of securities on loan through our securities lending program, compared to a higher level of securities lending activity in the 2011 period. In addition, during the 2012 period, we sold certain TALF investments and the related TALF borrowings were extinguished accordingly.

•                  Cash used for financing activities for the nine months ended September 30, 2012 was lower than in the 2011 period. The 2011 period reflected $287.6 million of share repurchases under our share repurchase program while the 2012 period did not include any repurchase activity. In the 2012 second quarter, we issued $325 million liquidation value of Series C non-cumulative preferred shares and repurchased all existing Series A and B non-cumulative preferred shares. In addition, as noted above, the 2012 period cash flows reflected a lower financing inflow for securities on loan through our securities lending program than in the 2011 period. In addition, the 2012 period reflected the repayment of $124.6 million of TALF borrowings.

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

On a consolidated basis, our aggregate investable assets totaled $13.22 billion at September 30, 2012, compared to $12.32 billion at December 31, 2011. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $528.0 million at September 30, 2012.

In August 2011, S&P downgraded the United States’ credit rating from “AAA” to “AA+” with a negative outlook and warned it could lower the credit rating to “AA” within the next two years if it sees less reduction in spending than agreed to, higher interest rates, or new fiscal pressures during the period that result in a higher general government debt trajectory. In addition, both Moody’s Investors Service and Fitch Ratings have announced the possibility of a downgrade to the United States’ credit rating. The impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of September 30, 2012 included $1.13 billion of obligations of the U.S. government and government agencies at fair value and $1.58 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of other risks relating to our business and investment portfolio.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through September 30, 2012, ACGL has repurchased 104.8 million common shares for an aggregate purchase price of $2.56 billion. At September 30, 2012, $942.0 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2012. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

We purchased asset-backed and commercial mortgage-backed securities under the FRBNY’s TALF program. As of September 30, 2012, we had $270.2 million of securities under TALF which are reflected as “TALF investments, at fair value” and $185.2 million of secured financing from the FRBNY which is reflected as “TALF borrowings, at fair value.” As of December 31, 2011, we had $387.7 million of TALF investments, at fair value and $310.5 million of TALF borrowings, at fair value. During the nine months ended September 30, 2012, we sold certain TALF investments and the related TALF borrowings were extinguished accordingly. Subsequent to September 30, 2012, we sold all remaining TALF investments and the related TALF borrowings were extinguished accordingly.

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

At September 30, 2012, ACGL’s capital of $5.75 billion consisted of $300.0 million of senior notes, representing 5.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.7% of the total, $325.0 million of preferred shares, representing 5.7% of the total, and common shareholders’ equity of $5.02 billion, representing the balance. At December 31, 2011, ACGL’s capital of $4.99 billion consisted of $300.0 million of senior notes, representing 6.0% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.5% of the total, and common shareholders’ equity of $4.27 billion, representing the balance. The increase in capital during the nine months ended September 30, 2012 was primarily attributable to positive underwriting and investment returns.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2012. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at September 30, 2012 that affect the quantitative and qualitative disclosures presented in our 2011 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at September 30, 2012 and December 31, 2011:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At September 30, 2012
Total fair value	$12,417.1	$12,265.6	$12,089.5	$11,916.8	$11,744.9
Change from base	2.71%	1.46%	—	(1.43)%	(2.85)%
Change in unrealized value	$327.6	$176.1	$—	$(172.7)	$(344.6)

At December 31, 2011
Total fair value	$11,320.9	$11,215.5	$11,067.5	$10,905.6	$10,743.4
Change from base	2.29%	1.34%	—	(1.46)%	(2.93)%
Change in unrealized value	$253.4	$148.0	$—	$(161.9)	$(324.1)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at September 30, 2012 and December 31, 2011:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100

At September 30, 2012
Total fair value	$12,302.6	$12,209.9	$12,089.5	$11,975.8	$11,863.0
Change from base	1.76%	1.00%	—	(0.94)%	(1.87)%
Change in unrealized value	$213.1	$120.4	$—	$(113.7)	$(226.5)

At December 31, 2011
Total fair value	$11,297.6	$11,189.3	$11,067.5	$10,952.5	$10,836.4
Change from base	2.08%	1.10%	—	(1.04)%	(2.09)%
Change in unrealized value	$230.1	$121.8	$—	$(115.0)	$(231.1)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2012, our portfolio’s VaR was estimated to be 2.79%, compared to an estimated 3.23% at December 31, 2011.

Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments.  At September 30, 2012 and December 31, 2011, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $536.0 million and $508.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $53.6 million and $50.8 million at September 30, 2012 and December 31, 2011, respectively, and would have decreased book value per common share by approximately $0.39 and $0.38, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $53.6 million and $50.8 million at September 30, 2012 and December 31, 2011, respectively, and would have increased book value per common share by approximately $0.39 and $0.38, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At September 30, 2012, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $157.8 million, compared to $877.9 million at December 31, 2011. A 100 basis point depreciation of the underlying exposure to these derivative instruments at September 30, 2012 and December 31, 2011 would have resulted in a reduction in net income of approximately $1.6 million and $8.8 million, respectively, and would have decreased book value per common share by $0.01 and $0.07, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at September 30, 2012 and December 31, 2011 would have resulted in an increase in net income of approximately $1.6 million and $8.8 million, respectively, and would have increased book value per common share by $0.01 and $0.07, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(U.S. dollars in thousands, except per share data)	2012	2011

Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$162,719	$143,731
Shareholders’ equity denominated in foreign currencies (1)	256,663	247,135
Net foreign currency forward contracts outstanding (2)	(59,052)	(16,569)
Net exposures denominated in foreign currencies	$360,330	$374,327

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(36,033)	$(37,433)
Book value per common share	$(0.26)	$(0.28)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$36,033	$37,433
Book value per common share	$0.26	$0.28

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

•                  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2012;

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

Other Financial Information

The consolidated financial statements as of September 30, 2012 and for the three month and nine month periods ended September 30, 2012 and 2011 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 9, 2012) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2012, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2012 third quarter:

(U.S. dollars in thousands,
except share data)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
7/1/2012-7/31/2012	2,102	$39.37	—	$941,967
8/1/2012-8/31/2012	2,534	39.65	—	$941,967
9/1/2012-9/30/2012	3,418	40.72	—	$941,967
Total	8,054	$40.03	—	$941,967

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

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2012 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, substantially all of which consisted of tax services, tax consulting and tax compliance.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for May 9, 2012 grants

10.2	Restricted Share Unit Agreement, dated as of May 9, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.3

Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, Mark D. Lyons, W. Preston Hutchings and Louis T. Petrillo for May 9, 2012 grants

10.4	Share Appreciation Right Agreement, dated as of February 25, 2010, between Arch Capital Group Ltd. and Constantine Iordanou
10.5	Share Appreciation Right Agreement, dated as of February 29, 2012, between Arch Capital Group Ltd. and Constantine Iordanou
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the nine month periods ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 9, 2012	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: November 9, 2012	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for May 9, 2012 grants

10.2	Restricted Share Unit Agreement, dated as of May 9, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.3

Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, Mark D. Lyons, W. Preston Hutchings and Louis T. Petrillo for May 9, 2012 grants

10.4	Share Appreciation Right Agreement, dated as of February 25, 2010, between Arch Capital Group Ltd. and Constantine Iordanou
10.5	Share Appreciation Right Agreement, dated as of February 29, 2012, between Arch Capital Group Ltd. and Constantine Iordanou
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the nine month periods ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.*

* This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.