Form 10-K
period 2012-12-31
ARCH CAPITAL GROUP LTD.
filed 2013-03-01
CIK 947484

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-26456

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Wessex House, 45 Reid Street Hamilton HM 12, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0033 par value per share 6.75% Non-Cumulative Preferred Shares, Series C, $0.01 par value per share	NASDAQ Stock Market (Common Shares) New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $5.11 billion.

         As of February 22, 2013, there were 132,953,548 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2013.

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

  •
  accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2012;

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

OUR COMPANY

General

        Arch Capital Group Ltd. is a Bermuda public limited liability company with approximately $5.57 billion in capital at December 31, 2012 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2012, we wrote $3.05 billion of net premiums and reported net income available to common shareholders of $557.7 million. Book value per common share was $36.19 at December 31, 2012, compared to $31.76 per share at December 31, 2011.

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

        Prior to the 2001 underwriting initiative, our insurance underwriting platform consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. ("Arch Re Bermuda"), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company ("Arch Insurance"), Arch Excess & Surplus Insurance Company ("Arch E&S") and Arch Specialty Insurance Company ("Arch Specialty"). We established Arch Insurance Company (Europe) Limited ("Arch Insurance Company Europe"), our United Kingdom-based subsidiary, in 2004, and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In January 2013, Arch Insurance Canada Ltd. ("Arch Insurance Canada"), a Canada domestic company, commenced operations and replaced the Canada branch of Arch Insurance. In 2009, we established a managing agent and syndicate at Lloyd's of London ("Lloyd's"). Our Lloyd's syndicate 2012 ("Arch Syndicate

2012") commenced underwriting in 2009. See "Operations—Insurance Operations" for further details on our insurance operations.

        Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company ("Arch Re U.S."), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in November 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. We formed Arch Reinsurance Europe Underwriting Limited ("Arch Re Europe"), our Ireland-based reinsurance company, in 2008. In 2011, we formed Arch Mortgage Insurance Limited ("Arch Mortgage"), which is authorized to underwrite mortgage insurance from its base in Ireland, and launched treaty operations in Canada. We completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. ("Ariel Re") based in Zurich, Switzerland in April 2012. See "Operations—Reinsurance Operations" for further details on our reinsurance operations.

        In February 2013, our U.S.-based subsidiaries entered into a definitive agreement to acquire CMG Mortgage Insurance Company ("CMG MI") from its current owners, PMI Mortgage Insurance Co. ("PMI"), which is in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company. We also agreed to acquire PMI's mortgage insurance operating platform and related assets from PMI. It is anticipated that the transaction will close within 12 months, subject to approvals of the Arizona receivership court, applicable regulators and government-sponsored enterprises ("GSE"), and the satisfaction of customary closing conditions. At closing, it is currently estimated that the Company's U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period. In connection with the closing of the transactions, PMI and an affiliate of our U.S.-based subsidiaries will enter into a quota share reinsurance agreement pursuant to which such affiliate, as the reinsurer, will agree to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. Subject to applicable regulatory and GSE approvals, such affiliate also will provide quota share reinsurance to CMG MI through a reinsurance agreement that will become effective prior to the closing. In addition, we will enter into a services agreement with PMI to provide for necessary services to administer the run-off of PMI's legacy business at the direction of PMI.

        The growth of our insurance and reinsurance platforms was supported through the net proceeds of: (1) an equity capital infusion of $763 million led by funds affiliated with Warburg Pincus LLC ("Warburg Pincus funds") and Hellman & Friedman LLC ("Hellman & Friedman funds") in late 2001; (2) a public offering of 7.5 million of our common shares with net proceeds of $179 million in April 2002; (3) the exercise of class A warrants by our principal shareholders and other investors in September 2002, which provided net proceeds of $74 million; (4) a March 2004 public offering of 4.7 million of our common shares with net proceeds of $179 million; (5) a May 2004 public offering of $300 million principal amount of our 7.35% senior notes due May 2034; (6) a February 2006 public offering of $200 million of our 8.00% series A non-cumulative preferred shares; and (7) a May 2006 public offering of $125 million of our 7.875% series B non-cumulative preferred shares. In April 2012, we completed a public offering of $325 million of our 6.75% series C non-cumulative preferred shares and redeemed the series A and series B preferred shares at a redemption price of $25.00 per share plus all declared and unpaid dividends up to (but excluding) the redemption date. ACGL has the right to redeem all or a portion of the series C preferred shares at a liquidation preference price of $25.00 per share beginning in April 2017.

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions. Since the inception of the share repurchase program in February 2007 through December 31, 2012, ACGL has repurchased 108.7 million common shares for an aggregate purchase price of $2.73 billion. At December 31, 2012, the total remaining authorization under the share repurchase program was $769.9 million.

Operations

        We classify our businesses into two underwriting segments, insurance and reinsurance. For an analysis of our underwriting results by segment, see note 3, "Segment Information," of the notes accompanying our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

  Our Insurance Operations

        Our insurance operations are conducted in Bermuda, the United States, Europe, Canada, Australia and South Africa. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda. In the U.S., our insurance group's principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity Insurance Company ("Arch Indemnity"). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Insurance operated a branch office in Canada through January 1, 2013, at which point its operations were assumed by Arch Insurance Canada. Arch Insurance Canada is a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an admitted insurer in one state. Arch Indemnity, which is not currently writing business, is an admitted insurer in 49 states and the District of Columbia. The headquarters for our insurance group's U.S. support operations (excluding underwriting units) is in Jersey City, New Jersey. The insurance group has additional offices throughout the U.S., including four regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York and San Francisco, California. Arch Insurance Canada is headquartered in Toronto, Ontario with other regional offices in Canada.

        Our insurance group's European operations are conducted on two platforms: Arch Insurance Company Europe and Arch Syndicate 2012 (the U.K. insurance operations are collectively referred to as "Arch Insurance Europe"). Arch Insurance Europe conducts its operations from London. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 27 states and the District of Columbia and also has branches in Denmark, Germany, Italy, Spain and Sweden. Arch Underwriting at Lloyd's Ltd ("AUAL") is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate 2012. Arch Syndicate 2012 has enhanced our underwriting platform by providing us with access to Lloyd's extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd's (Australia) Pty Ltd, based in Sydney, Australia, and Arch Underwriting Managers at Lloyd's (South Africa) (Pty) Limited, based in Johannesburg, South Africa, are Lloyd's services companies which underwrite exclusively for Arch Syndicate 2012.

        As of February 25, 2013, our insurance group had approximately 1,165 employees.

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

  •
  Executive Assurance.  Our insurance group's executive assurance unit focuses on directors' and officers' liability insurance coverages for corporate, private equity, venture capital, real estate investment trust, limited partnership, financial institution and not-for-profit clients of all sizes. This unit also writes employment practices liability insurance, pension trust errors and omissions/fiduciary liability insurance, fidelity bonds, kidnap and ransom extortion insurance, representations and warranties insurance and various financial institution professional liability coverages.

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

  •
  Professional Liability.  Our insurance group's professional liability unit insures large law firms and accounting firms and professional programs, as well as miscellaneous professional liability, including coverages for consultants, network security, securities broker-dealers, wholesalers, captive agents and managing general agents. The professional liability unit also provides coverage for environmental and design professionals, including coverages for architectural and engineering firms and construction projects and pollution legal liability coverage for fixed sites.

  •
  Programs.  Our insurance group's programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and property business with minimal catastrophe exposure. This unit offers primarily package policies, underwriting workers' compensation and umbrella liability business in support of desirable package programs.

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

  •
  collaborative decision making.

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our insurance group:

	Year Ended December 31,
	2012		2011		2010
INSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Programs	$352,867	19.3	$297,985	17.3	$273,076	16.5
Property, energy, marine and aviation	294,690	16.1	335,589	19.5	321,529	19.4
Professional liability	260,705	14.3	237,860	13.8	268,176	16.2
Executive assurance	250,904	13.7	231,405	13.4	219,458	13.2
Construction	130,201	7.1	120,405	7.0	112,827	6.8
Casualty	112,307	6.2	114,235	6.6	107,962	6.5
Lenders products	86,987	4.8	86,694	5.0	92,921	5.6
National accounts	80,929	4.4	80,973	4.7	67,925	4.1
Travel and accident	80,489	4.4	71,940	4.2	71,237	4.3
Surety	53,271	2.9	42,475	2.5	34,149	2.1
Healthcare	36,814	2.0	35,652	2.1	37,508	2.3
Other(1)	85,170	4.8	66,066	3.9	52,195	3.0

Total	$1,825,334	100.0	$1,721,279	100.0	$1,658,963	100.0

Net premiums written by client location
United States	$1,314,577	72.0	$1,208,007	70.2	$1,183,238	71.3
Europe	271,278	14.9	273,578	15.9	272,348	16.4
Asia and Pacific	120,492	6.6	119,523	6.9	99,776	6.0
Other	118,987	6.5	120,171	7.0	103,601	6.3

Total	$1,825,334	100.0	$1,721,279	100.0	$1,658,963	100.0

Net premiums written by underwriting location
United States	$1,254,623	68.7	$1,153,835	67.0	$1,133,173	68.3
Europe	472,132	25.9	463,855	26.9	436,483	26.3
Other	98,579	5.4	103,589	6.1	89,307	5.4

Total	$1,825,334	100.0	$1,721,279	100.0	$1,658,963	100.0

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

  Our Reinsurance Operations

        Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S. and Arch Re Europe. Arch Re Bermuda is a registered Class 4 insurer and long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and operates out of its office in Morristown, New Jersey. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. The property facultative reinsurance operations have offices throughout the U.S., Canada and in Europe. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices in Zurich and London. In 2011, we formed Arch Mortgage, which was authorized as a non-life insurer in Ireland in December 2011. Treaty operations in Canada were commenced in 2011 through the Canadian branch of Arch Insurance, but, from January 1, 2013, are conducted through Arch Insurance Canada. Mortgage insurance and reinsurance is underwritten in Europe through Arch Mortgage. Arch Risk Partners Ltd. ("Arch Risk Partners"), a U.K. based insurance intermediary authorized by the FSA in February 2012, acts on behalf of Arch Mortgage and Arch Re Bermuda in the arrangement of mortgage insurance and reinsurance. Our reinsurance operations acquired the credit and surety reinsurance operations of Ariel Re based in Zurich, Switzerland in April 2012. In the transaction, which was accounted for as a business combination under GAAP, we acquired approximately $84.1 million of net unearned premiums along with other insurance balances.

        As of February 25, 2013, our reinsurance group had approximately 220 employees.

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

  •
  Maintain Flexibility and Respond to Changing Market Conditions.  Our reinsurance group's organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing platforms in Bermuda, the U.S., Europe and Canada, broad underwriting expertise and substantial capital facilitates adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.

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

        The reinsurance group's treaty operations generally seek to write significant lines on less commoditized classes of coverage, such as specialty property and casualty reinsurance treaties. However, with respect to other classes of coverage, such as property catastrophe and casualty clash, the reinsurance group's treaty operations participate in a relatively large number of treaties where they believe that they can underwrite and process the business efficiently. The reinsurance group's property facultative operations write reinsurance on a facultative basis whereby they assume part of the risk under primarily single insurance contracts. Facultative reinsurance is typically purchased by ceding companies for individual risks not covered by their reinsurance treaties, for unusual risks or for amounts in excess of the limits on their reinsurance treaties.

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

  •
  Other Specialty.  Our reinsurance group writes other specialty lines, including U.K. motor primarily emanating from one significant client, surety, accident and health, workers' compensation catastrophe, agriculture, trade credit and political risk.

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

  •
  Other.  Our reinsurance group writes mortgage reinsurance on both a proportional and non-proportional basis on a global basis and direct mortgage insurance in Europe along with life reinsurance business on both a proportional and non-proportional basis. Besides death risk, the portfolio may include short and long-term disability risk from accident or natural causes. In addition, our reinsurance group writes casualty clash business and, in limited instances, writes non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.

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

        Premiums Written and Geographic Distribution.    Set forth below is summary information regarding net premiums written for our reinsurance group:

	Year Ended December 31,
	2012		2011		2010
REINSURANCE SEGMENT	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Other specialty(1)	$297,962	24.3	$211,019	22.2	$131,158	15.4
Property catastrophe	283,677	23.1	246,793	25.9	202,989	23.8
Property excluding property catastrophe(2)	265,783	21.7	226,013	23.7	249,791	29.3
Casualty(3)	216,067	17.6	181,957	19.1	186,774	21.9
Marine and aviation	84,649	6.9	77,309	8.1	77,063	9.0
Other(4)	78,763	6.4	8,956	1.0	4,302	0.6

Total	$1,226,901	100.0	$952,047	100.0	$852,077	100.0

Net premiums written by client location
United States	$629,614	51.3	$512,319	53.8	$496,947	58.3
Europe	341,674	27.9	250,809	26.4	195,006	22.9
Asia and Pacific	104,398	8.5	75,590	7.9	28,116	3.3
Bermuda	72,864	5.9	60,246	6.3	75,517	8.9
Other	78,351	6.4	53,083	5.6	56,491	6.6

Total	$1,226,901	100.0	$952,047	100.0	$852,077	100.0

Net premiums written by underwriting location
Bermuda	$595,999	48.6	$531,254	55.8	$461,890	54.2
United States	379,239	30.9	323,731	34.0	307,639	36.1
Europe	223,861	18.2	83,892	8.8	74,513	8.7
Other	27,802	2.3	13,170	1.4	8,035	1.0

Total	$1,226,901	100.0	$952,047	100.0	$852,077	100.0

(1)
Includes U.K. motor, trade credit, surety, workers' compensation catastrophe, accident and health and other.

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

Employees

        As of February 25, 2013, ACGL and its subsidiaries employed approximately 1,450 full-time employees.

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

        The table below represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America ("GAAP") for 2002 through 2012:

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

	Years Ended December 31,
(U.S. dollars in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$381	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104
Cumulative net paid losses as of:
One year later	82	278	449	745	843	954	1,167	1,106	1,127	1,169
Two years later	141	437	811	1,332	1,486	1,817	2,114	1,943	1,938
Three years later	172	596	1,110	1,688	2,040	2,308	2,768	2,561
Four years later	204	706	1,300	1,993	2,375	2,755	3,222
Five years later	218	787	1,478	2,249	2,680	3,023
Six years later	233	853	1,629	2,447	2,867
Seven years later	243	930	1,740	2,603
Eight years later	257	967	1,797
Nine years later	261	993
Ten years later	265
Net re-estimated reserve as of:
One year later	340	1,444	2,756	3,986	4,726	5,173	5,749	6,067	6,110	6,416
Two years later	335	1,353	2,614	3,809	4,387	4,959	5,620	5,826	5,927
Three years later	335	1,259	2,487	3,541	4,164	4,849	5,466	5,711
Four years later	313	1,237	2,353	3,381	4,107	4,740	5,403
Five years later	316	1,187	2,305	3,359	4,026	4,680
Six years later	302	1,183	2,291	3,301	3,989
Seven years later	291	1,191	2,255	3,327
Eight years later	292	1,177	2,271
Nine years later	287	1,201
Ten years later	293
Cumulative net redundancy	$88	$342	$604	$736	$922	$803	$535	$503	$468	$222

Cumulative net redundancy as a percentage of net reserves	23.2	22.2	21.0	18.1	18.8	14.6	9.0	8.1	7.3	3.3
Gross reserve for losses and loss adjustment expenses	$592	$1,912	$3,493	$5,453	$6,463	$7,092	$7,667	$7,873	$8,098	$8,456	$8,933
Reinsurance recoverable	(211)	(369)	(618)	(1,390)	(1,552)	(1,609)	(1,729)	(1,659)	(1,703)	(1,818)	(1,829)

Net reserve for losses and loss adjustment expenses	$381	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104

Gross re-estimated reserve	492	1,462	2,741	4,629	5,294	6,084	6,878	7,195	7,447	8,107
Re-estimated reinsurance recoverable	(199)	(261)	(470)	(1,302)	(1,305)	(1,404)	(1,475)	(1,484)	(1,520)	(1,691)

Net re-estimated reserve	293	1,201	2,271	3,327	3,989	4,680	5,403	5,711	5,927	6,416

Gross re-estimated redundancy	$100	$443	$738	$846	$1,109	$901	$651	$466	$323	$349

        The preceding table does not present accident or policy year development data and, instead, presents an analysis of the claim development of gross and net balance sheet reserves existing at each calendar year-end in subsequent calendar years. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for ending reserves at December 31, 2002 through December 31, 2011.

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses. The reserves of acquired business relate to our purchase of the credit and surety reinsurance operations of Ariel Re in April 2012.

	Year Ended December 31,
	2012	2011	2010
Reserve for losses and loss adjustment expenses at beginning of year	$8,456,210	$8,098,454	$7,873,412
Unpaid losses and loss adjustment expenses recoverable	1,818,047	1,703,201	1,659,500

Net reserve for losses and loss adjustment expenses at beginning of year	6,638,163	6,395,253	6,213,912
Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,082,805	2,012,569	1,664,411
Prior years	(221,528)	(285,016)	(146,696)

Total net incurred losses and loss adjustment expenses	1,861,277	1,727,553	1,517,715
Net losses and loss adjustment expense reserves of acquired business	31,977	—	—
Foreign exchange losses (gains)	38,184	(32,020)	(29,089)
Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(295,984)	(325,273)	(200,789)
Prior years	(1,169,395)	(1,127,350)	(1,106,496)

Total net paid losses and loss adjustment expenses	(1,465,379)	(1,452,623)	(1,307,285)
Net reserve for losses and loss adjustment expenses at end of year	7,104,222	6,638,163	6,395,253
Unpaid losses and loss adjustment expenses recoverable	1,829,070	1,818,047	1,703,201

Reserve for losses and loss adjustment expenses at end of year	$8,933,292	$8,456,210	$8,098,454

        Our initial reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2012. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience. For additional information regarding the key underlying movements in our losses and loss adjustment expenses by segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        Unpaid and paid losses and loss adjustment expenses recoverable were approximately $1.87 billion at December 31, 2012. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

Investments

        At December 31, 2012, consolidated cash and invested assets totaled approximately $13.05 billion, as summarized in the table below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets" and note 7, "Investment Information," of the notes accompanying our financial statements.

        The following table summarizes the fair value of our cash and invested assets at December 31, 2012 and 2011:

	December 31,
	2012	2011
Fixed maturities available for sale, at fair value	$9,839,988	$9,375,604
Fixed maturities, at fair value(1)	363,541	147,779
Fixed maturities pledged under securities lending agreements, at fair value(2)	42,600	56,393

Total fixed maturities	10,246,129	9,579,776
Short-term investments available for sale, at fair value	722,121	904,219
Short-term investments pledged under securities lending agreements, at fair value(2)	8,248	—
Cash	371,041	351,699
Equity securities available for sale, at fair value	312,749	299,584
Equity securities, at fair value(1)	25,954	87,403
Other investments available for sale, at fair value	549,280	238,111
Other investments, at fair value(1)	527,971	131,721
TALF investments, at fair value(3)	—	387,702
Investments accounted for using the equity method(4)	307,105	380,507

Total cash and investments	13,070,598	12,360,722
Securities sold but not yet purchased(5)	(6,924)	(27,178)
Securities transactions entered into but not settled at the balance sheet date	(18,540)	(17,339)

Total investable assets	$13,045,134	$12,316,205

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

(3)
During the 2012 fourth quarter, we sold all investments held under the Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF") and the related secured financing was extinguished accordingly.

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

        Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. At December 31, 2012, approximately 93% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade, compared to 95% at December 31, 2011. Our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of "AA-" from Standard & Poor's Rating Services ("S&P") and "Aa1" from Moody's Investors Service ("Moody's") at December 31, 2012, compared to "AA" from S&P and "Aa1" from Moody's at December 31, 2011. Our investment portfolio had an average effective duration of approximately 3.06 years and 2.99 years at December 31, 2012 and 2011, respectively.

        The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements (excluding TALF investments for the 2011 period) at December 31, 2012 and 2011 are shown below:

	December 31, 2012		December 31, 2011
Rating(1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies(2)	$2,523,212	24.6	$3,154,480	32.9
AAA	3,413,431	33.3	3,229,161	33.7
AA	1,563,846	15.3	1,425,249	14.9
A	1,501,156	14.7	884,957	9.2
BBB	538,140	5.3	412,566	4.3
BB	174,527	1.7	140,029	1.5
B	220,772	2.2	165,003	1.7
Lower than B	175,866	1.7	114,672	1.2
Not rated	135,179	1.2	53,659	0.6

Total	$10,246,129	100.0	$9,579,776	100.0

(1)
For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody's are used, followed by ratings from Fitch Ratings.

(2)
Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

        For 2012, 2011 and 2010, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmark return against which we measured our portfolio during the year. The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Financial Measures—Total Return on Investments").

	Arch Portfolio(1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year ended December 31, 2012	5.88%	4.90%
Year ended December 31, 2011	3.81%	4.80%
Year ended December 31, 2010	7.00%	6.38%

(1)
Our investment expenses were approximately 0.22%, 0.22% and 0.19%, respectively, of average invested assets in 2012, 2011 and 2010.

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

        Our reinsurance subsidiaries, Arch Re U.S., Arch Re Bermuda, Arch Re Europe (S&P and Fitch only) and Arch Mortgage (S&P only), and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty, Arch Insurance Company Europe and Arch Insurance Canada (S&P and A.M. Best only), each currently has a financial strength rating of "A+" (Excellent, the second highest out of fifteen rating levels) with a stable outlook from A.M. Best, "A1" (Good, the fifth highest out of 21 rating levels) with a stable outlook from Moody's, "A+" (Strong, the fifth highest out of 21 rating levels) with a stable outlook from S&P, and "A+" (Strong, the fifth highest out of 24 rating levels) with a stable outlook from Fitch. A.M. Best has assigned a financial strength rating of "NR-3" (Rating Procedure Inapplicable") to Arch Indemnity, which is not writing business currently. Lloyd's has financial strength ratings of "A" (Excellent) with a stable outlook from A.M. Best, "A+" (Strong) with a stable outlook from S&P and "A+" (Strong) with a stable outlook from Fitch.

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

        In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including: ACE Limited, Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd's, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alleghany Corporation, Alterra Capital Holdings Limited, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Validus Holdings Ltd and XL Group plc. We do not believe that we have a significant market share in any of our markets.

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

        Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return.    Arch Re Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to both its general business and its long-term business. The statutory financial statements are distinct from the annual GAAP basis financial statements referred to below. The statutory financial return for a Class 4 insurer shall include a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial return for a long-term insurer shall include a report of the approved independent auditor on the statutory financial statements of such insurer, the statutory financial statements related to the long-term business, a declaration of the statutory ratios, the long-term business solvency certificate and a certificate from the approved actuary. Arch Re Bermuda is also required to file audited GAAP basis annual financial statements, which must be available to the public. In addition, Arch Re Bermuda is required to file a capital and solvency return in respect of its general business and long-term business. The capital and solvency return for its general business includes its relevant regulatory risk-based capital model, a schedule of fixed income investments by ratings categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities, a schedule of commercial insurer's solvency self assessment, a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. The capital and solvency return for its long-term business includes its regulatory risk-based capital model for long-term business.

        Minimum Solvency Margins.    Arch Re Bermuda, as a Class 4 insurer, must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. Accordingly, Arch Re Bermuda is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (i) $100 million, (ii) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but

Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), and (iii) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves. As a long-term insurer, Arch Re Bermuda is also required, with respect to its long-term business, to maintain a minimum solvency margin equal to 50%, 75% and 100% of the greater of $500,000 or 1.5% of its assets for 2011, 2012 and 2013, respectively. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account.

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

        Eligible Capital.    To enable the BMA to better assess the quality of the insurer's capital resources, as a Class 4 insurer, Arch Re Bermuda is required to disclose the makeup of its capital in accordance with the 3-tiered capital system that came into operation on January 1, 2013. Under this system, all of the insurer's capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. The maximum amount of Tier 1, Tier 2 or Tier 3 Capital that may be used to support Arch Re Bermuda's minimum solvency margin, ECR and TCL will be determined in accordance with the current insurance eligible capital rules. Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA's consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum solvency margin pertaining to its general business and its ECR.

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

        Long-Term Business Fund.    An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business. All receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer's long-term business fund for any purpose other than a purpose related to the insurer's long-term business, unless such payment can be made out of any surplus certified by the insurer's approved actuary to be available for distribution otherwise than to policyholders. Arch Re Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds the extent (as so certified) of the liabilities of the insurer's long-term business. In addition, the amount of such dividend shall not exceed the aggregate of that excess and any other funds properly available for payment of dividends, being funds arising out of business of the insurer other than its long-term business.

        Restrictions on Transfer of Business and Winding-Up.    As a long-term insurer, Arch Re Bermuda may only transfer long-term business, other than long-term business that is reinsurance business, with the sanction of the applicable Bermuda court. A long-term insurer may only be wound-up or liquidated by order of the applicable Bermuda court.

        Fit and Proper Controllers.    The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes: (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. The definition of shareholder controller is set out in the Insurance Act, but generally refers to (i) a shareholder who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company, or (ii) a shareholder who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company, or (iii) a shareholder who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting. A shareholder controller that owns 10% or more but less than 20% of the shares as described above is defined as a 10% shareholder controller; a shareholder controller that owns 20% or more but less than 33% of the shares as described above is defined as a 20% shareholder controller; a shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller; and a shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.

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

        Notification by Registered Person of Change of Controllers and Officers.    All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

        Notification of Material Changes.    All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company's actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business.

        No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection. Any insurer who fails to give the required notice or which effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection from the BMA shall be guilty of an offense.

        Insurance Code of Conduct.    Arch Re Bermuda is subject to the Insurance Code of Conduct (the "Insurance Code"), which establishes duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. Failure to comply with the requirements under the Insurance Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Failure to comply with the requirements of the Insurance Code could result in the BMA exercising its powers of intervention and will be a factor in calculating the operational risk charge applicable in accordance with that insurer's risk based capital model.

        Cancellation of Insurer's Registration.    An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

        Group Supervision.    The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a "specified insurer" (that is to say, it is headed by either a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long term insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a "specified insurer", where it is headed by a parent company which is incorporated in

Bermuda or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.

        Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the "Designated Insurer") and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor.

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

        Group Solvency and Group Supervision.    The current insurance group supervision and insurance group solvency rules (together, "Group Rules") will apply to Arch Re Bermuda so long as the BMA remains our group supervisor. The BMA has implemented and imposed many of the additional requirements described in this section as part of its efforts to gain equivalence under Solvency II. Due to the delays in the implementation of Solvency II in Europe, it is not expected that the European Commission will take a final decision on whether or not it will recognize the regime in Bermuda to be equivalent to that laid down in Solvency II until 2013, at the earliest. If the European Commission does not recognize the regime in Bermuda, this could mean that Arch Re Bermuda and its European Union-regulated affiliates may be subject to group supervision in Bermuda and the European Union, respectively. In addition, through the Group Rules, the BMA may take action which affects ACGL. A summary of the Group Rules is set forth below.

  •
  Annual Group Financial Statements.  Every insurance group is required to prepare and submit, on an annual basis, Group financial statements prepared in accordance with either IFRS or GAAP, together with group statutory financial statements.

    The group GAAP financial statements must be audited annually by the group's approved auditor who is required to prepare an auditor's report thereon in accordance with generally accepted auditing standards. In addition, every insurance group must prepare group statutory financial statements (which will include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto). The Designated Insurer is required to file with the BMA the group statutory financial statements and the audited group GAAP financial statements with the BMA within five months from the end of the relevant financial year (unless specifically extended).

  •
  Annual Group Statutory Financial Return and Annual Capital and Solvency Return.  Every insurance group is required to prepare an annual group statutory financial return which shall include, among other things, a report of the approved group auditor (for the GAAP financial statements only), an insurance group business solvency certificate, the opinion of a group actuary (exempt for 2012 filing), an insurance group capital and solvency certificate (and a declaration, optional for the 2012 filing, signed by two directors of the Designated Insurer and either the chief risk or chief financial officer of the parent company declaring that the return fairly represents the financial condition of the insurance group in all material respects), particulars of ceded reinsurance comprising the top ten unaffiliated reinsurers for which the group has the highest recoverable balances and any reinsurer with recoverable balances exceeding 15% of the insurance group's statutory capital and surplus, a list of non-insurance financial regulated entities owned by the group and summary details of all adjustments applied to the group financial statements in the form of a reconciliation of amounts reported as total group assets, total group liabilities, net group income and total group statutory capital and surplus. Both the annual group statutory financial return and the group capital and solvency return must be submitted to the BMA by the Designated Insurer within five months after its financial year end (unless specifically extended).

  •
  Quarterly Group Financial Statements.  The Designated Insurer is required to prepare and file quarterly group financial returns with the BMA on or before the last day of the months May, August and November of each year. The quarterly group financial returns consist of (i) quarterly group unaudited (consolidated) financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-group transactions and risk concentrations (including, where applicable, exposure value (face value and market value, if the latter is available), counterparties involved (including their location), summary details of the purpose, terms, costs, duration and performance triggers relating to the transaction), details surrounding all intra-group reinsurance and retrocession arrangements (including aggregated values of the exposure limits by counterparties, aggregated premium flows and the proportion of the group's insurance business exposure covered by internal reinsurance, retrocession and other risk transfer arrangements) and details of the top ten counterparties and any other counterparty exposures exceeding 10% of the insurance group's statutory capital and surplus.

  •
  Group Solvency Self Assessment ("GSSA").  Group Rules require the board of directors of the parent company of the insurance group (the "Parent Board") to establish solvency self assessment procedures for the group that factors in all the foreseeable reasonably material risks. Such procedures should be carried out at least annually and assess the quality and quantity of the capital required to adequately cover the risks to which the insurance group is exposed. Such procedures must also be an integral part of the group's risk management framework and be reviewed and evaluated on a regular basis by the Parent Board. In particular, the GSSA should, among other things, demonstrate consideration of the relationship between risk management, the quality and quantity of capital resources, the impact of risk mitigation techniques and diversification and correlation effects between material risks; a description of the group's risk appetite; be forward-looking; include appropriate stress and scenario testing and appropriately reflect all assets and liabilities, material off-balance sheet arrangements, material intra group transactions, relevant managerial practices, systems and controls and a valuation basis that is aligned with the risk characteristics and business model of the group.

  •
  Minimum Group Solvency Margin and Group Enhanced Capital Requirement ("Group ECR").  Effective January 1, 2013, the Designated Insurer must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the "Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.

    Where the parent company exercises control in relation to any member of the group, the minimum margin of solvency of such member shall be its individual minimum solvency margin. Where the parent company exercises significant influence on any member of the group, the minimum margin of solvency applicable to that member for purposes of calculating the Group MSM shall be an amount equal to the parent company's percentage shareholding in the member multiplied by that member's minimum margin of solvency. "Control" and "significant influence" shall be determined in accordance with either the IFRS or GAAP used to prepare the insurance group's IFRS or GAAP financial statements.

    Effective December 31, 2013, the group will be required to maintain available group capital and surplus at a level equal to 50% of the Group ECR and this requirement will increase by increments of 10% in each of the following five years until 100% ECR is required in 2018. This phasing in schedule is conditioned upon the BMA making further adjustments that would be either needed or appropriate once the effective date of Solvency II capital requirements is finalized.

    Similar to the BSCR for individual insurers, the Group BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurance group's business. The Group BSCR formulae establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

  •
  Group Eligible Capital.  To enable the BMA to better assess the quality of the group's capital resources, the Designated Insurer is required to disclose the makeup of its group's capital in accordance with a '3-tiered capital system'. The eligible capital requirements come into effect on January 1, 2014, and under the current proposed system, all of the insurance group's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Group's MSM and Group ECR requirements. Tier 1, Tier 2 and Tier 3 Capital may, until January 1 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if redemption would cause a breach, of the Group ECR.

  •
  Group Governance.  Group Rules require the Parent Board to establish and effectively implement corporate governance policies and procedures, which it must be periodically review to ensure they continue to support the overall organizational strategy of the group. In particular, the Parent Board must:

  •
  ensure that operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest;

    •
    establish systems for identifying on a risk sensitive basis those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals;

    •
    establish a risk management and internal controls framework and ensure that it is assessed regularly and such assessment is reported to the Parent Board and the chief and senior executives;

    •
    establish and maintain sound accounting and financial reporting procedures and practices for the group; and

    •
    establish and keep under review group functions relating to actuarial, compliance, internal audit and risk management functions which must address certain specific requirements as set out in the Group Rules.

        Designated Insurer Notification Obligations.    The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the insurance group or any member of the group becoming insolvent or that a reportable "event" has, to the Designated Insurer's knowledge, occurred or is believed to have occurred. Examples of a reportable "event" include a failure by the insurance group or any member of the group to comply substantially with a requirement imposed upon it under the Group Rules relating to its solvency position, governance and risk management or supervisory reporting and disclosures; failure by the Designated Insurer to comply with a direction given to it under the Insurance Act in respect of the group or any of its members; a criminal conviction imposed upon any member of the group whether in Bermuda or abroad; material breaches of any statutory requirements by any member of the group located outside of Bermuda that could lead to supervisory or enforcement action by a competent authority; or a significant loss that is reasonably likely to cause the insurance group to be unable to comply with its Group ECR. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days it must furnish a group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof. The Designated Insurer must also notify the BMA in writing within 14 days of becoming aware that a requirement of the Group Rules conflicts with the laws of another jurisdiction where a member of the insurance group operates.

        Except in circumstances where another member of the group is regulated by a competent authority in an equivalent jurisdiction and the Designated Insurer has within 90 days provided the BMA with written notice of the same, the Designated Insurer shall not permit another member of the group to give effect to a material change unless it has first served notice on the BMA that a member of the group intends to effect such material change and before the end of 14 days, either the BMA has notified the Designated Insurer in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection. The following events constitute material group changes that must be notified to the BMA: (i) the amalgamation with or acquisition of another firm, (ii) engaging in unrelated business that is retail business, (iii) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (iv) outsourcing all or substantially all of the company's actuarial, risk management and internal audit functions, (v) outsourcing all or a material part of an insurer's underwriting activity, (vi) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (vii) the expansion into a material new line of business.

        In respect of the parent company of an insurance group, the Designated Insurer is required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the parent company of the insurance group within 45 days of becoming aware of such fact. An officer in relation to the parent company of the insurance group means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

        If it appears to the BMA that the Designated Insurer is in breach of any provision of the Insurance Act or the Group Rules, the BMA may give the Designated Insurer such directions as appear to the BMA to be desirable for safeguarding the interests of policyholders and potential policyholders of the insurance group.

        BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities.    The BMA may, by notice in writing served on a registered person or a Designated Insurer, require the registered person or a Designated Insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person's auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not or may not be or may not have been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of a registered person or relevant insurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the registered person or designated insurer.

        If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer's or the insurance group's business, or any aspect thereof, or the ownership or control of the insurer or insurance group. If the person so appointed thinks it necessary for the purposes of his investigation, he may also investigate the business of any person who is or has been at any relevant time, a member of the insurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to produce to the person appointed such documentation as he may reasonably require for purposes of his investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.

        Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA's investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if it believes a person has failed to comply with a notice served on him or there are reasonable grounds for suspecting the completeness of any information or documentation produced in response to such notice or that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.

        The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

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

U.S. Insurance Regulation

        General.    In common with other insurers, our U.S. based subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third party transactions, require prior regulatory approval from, or prior notice to and no disapproval by, the applicable regulator under certain circumstances. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations. Arch Insurance Company Europe is also subject to certain governmental regulation and supervision in the various states where it has been approved as an excess and surplus lines insurer.

        Several years ago, a number of brokers and insurers entered into settlements with state and federal agencies arising out of the investigation by the New York Attorney General and others into contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," alleged "steering," and other practices in the insurance industry. We cannot predict the effect these settlements, the pending civil litigation that arose out of the investigations or any current or future government investigations or prosecutions and/or resulting changes in insurance practices (including future legislation and/or regulations that may become applicable to our business) will have on the insurance industry, the regulatory framework or our business. See "Risk Factors—Risks Relating to Our Industry—Our reliance on brokers subjects us to their credit risk." Although certain brokers have announced new fee structures in response to the industry investigations and, as part of these new initiatives, have requested that our insurance subsidiaries enter into standardized payment arrangements, we have determined to negotiate payment arrangements with our brokers on a case by case basis. However, this has not affected certain agreements between our insurance subsidiaries and managing general agents providing for the payment to such agents of additional commissions based upon the profitability of the business produced by those agents.

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

        Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia. Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam with a branch office in Canada (authorized to underwrite until December 31, 2012). Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 47 states and the District of Columbia. Arch Indemnity is licensed as an insurer in 49 states and the District of Columbia. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 27 states and the District of Columbia. Neither Arch Re Bermuda nor Arch Re Europe expects to become licensed, accredited or so approved in any U.S. jurisdiction.

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

        Holding Company Acts.    All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company's domiciliary commissioner and has obtained the commissioner's prior approval. Under most states' statutes, including Missouri and Nebraska, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of ACGL without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner. In 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of "enterprise risk" within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, only ten states (California, Connecticut, Indiana, Kentucky, Louisiana, Nebraska, Pennsylvania, Rhode Island, Texas and West Virginia) have enacted legislation adopting the amended Insurance Holding Company System Regulatory Act. It is not clear if and when other states will adopt these changes; however, the NAIC is seeking to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

        Enterprise Risk.    The NAIC has increased its focus on risks within an insurer's holding company system that may pose enterprise risk to the insurer. "Enterprise risk" is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, the NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC's ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers.

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

        Insurance Regulatory Information System Ratios.    The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as "IRIS ratios") and specifies "usual values" for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. Certain of our U.S.-based subsidiaries generate IRIS ratios that are outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review regarding the IRIS ratios but there is no assurance that we may not be notified in the future.

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

        Federal Regulation.    Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government in recent years has shown some concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. based subsidiaries' capital and operations, and such laws or regulations could materially adversely affect their business. In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control ("OFAC"). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.

        Terrorism Risk Insurance Program Reauthorization Act of 2007.    The Terrorism Risk Insurance Act of 2002 was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") through December 31, 2014. TRIPRA provides a federal backstop for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S. based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. An insurer's deductible for each year is based on the insurer's direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by 20%. The specified percentages for prior periods were 15% for 2005, 17.5% for 2006, 20% for 2007, 20% for 2008 through 2012.

        Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our insurance group's deductible for 2012 was approximately $220 million (i.e., 20.0% of earned premiums). Based on 2012 direct commercial earned premiums, our insurance group's deductible for 2013 will be approximately $239 million (i.e., 20.0% of such earned premiums). TRIPRA extends through 2014.

        The Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act of 1999 ("GLBA"), which implements fundamental changes in the regulation of the financial services industry in the United States, was enacted on November 12, 1999. The GLBA permits mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

        Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. Since passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act.    The Dodd-Frank Act creates the Federal Insurance Office ("FIO") within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but will monitor the insurance industry for systemic risk, administer the TRIPRA, consult with the states regarding insurance matters and develop federal policy on aspects of international insurance matters. The FIO has sought comment from the insurance industry in connection with the preparation of reports, which have not yet been released, on (i) modernization of the insurance regulatory system and (ii) the global reinsurance market and the regulation of reinsurance. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance as discussed above.

        Legislative and Regulatory Proposals.    From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures. One initiative that has been ongoing for several years is the Solvency Modernization Initiative ("SMI"), which is a self-examination of the U.S. insurance solvency regulation framework being undertaken by the NAIC. This includes a review of international developments regarding supervision, banking supervision, international accounting standards and their potential use in U.S. insurance regulation. The SMI is focusing on five key areas: capital requirements, governance and risk management, group supervision, statutory accounting and financial reporting and reinsurance.

        We are unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See "—U.S. Insurance Regulation—General."

  United Kingdom Insurance Regulation

        General.    The Financial Services Authority (the "FSA") regulates insurance and reinsurance companies and firms carrying on insurance mediation activities operating in the U.K. under the Financial Services and Markets Act 2000 (the "FSMA"). In May 2004, Arch Insurance Company Europe was licensed and authorized by the FSA. It holds the relevant permissions for the classes of insurance business which it underwrites in the U.K. In 2009, AUAL was licensed and authorized by the FSA and the Lloyd's Franchise Board. AUAL holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. Arch Risk Partners was licensed and authorized by the FSA in February 2012 to conduct insurance mediation activities. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the "U.K. Companies Acts").

        The primary statutory goals of the FSA are to maintain and promote confidence in the U.K. financial system, secure the appropriate degree of protection for consumers and reduce financial crime. The FSA regulatory regime imposes risk management, solvency and capital requirements on U.K. insurance companies. The FSA has broad authority to supervise and regulate insurance companies and firms carrying on insurance mediation which extends to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime is based on principles from which all of its rules and guidance derive. Among these principles, the FSA increasingly emphasizes a "culture of compliance" in those firms it regulates. The FSA carries out regular Advanced Risk Responsive Operating Framework ("ARROW") assessments of regulated firms to ensure compliance with its rules and guidance. The FSA conducted risk assessments of Arch Insurance Company Europe in 2006 and 2008 and of Arch Insurance Company Europe and AUAL in 2011. The assessments provided the FSA's views on Arch Insurance Company Europe's and AUAL's risk profile and regulatory capital requirements. In some cases, the FSA may require remedial action or adjustments to a company's management, operations, capital requirements, claims management or business plan. The U.K. government announced in 2010 that the FSA will be replaced by two new agencies, the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"). The legislation effecting this change, the Financial Services Act 2012, will come into effect on April 1, 2013, at which point the PRA and FCA will take over regulatory responsibility for the insurance and reinsurance industries in the U.K. The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information and which compete effectively and have the interests of their customers and the integrity of the market at the heart of how they run their business. The current responsibilities of the FSA will be split so that the PRA will assume responsibility for prudential regulation of banks and insurers, while the FCA will assume responsibility for the conduct of business regulation in the wholesale and retail markets. Both the PRA and FCA entered into consultation processes in the fall of 2012 regarding proposed changes to existing regulatory rules. The results of those consultation processes have not yet been published. The PRA and FCA will adopt methods of assessing firms under their supervision. Where reference is made to the FSA in this document, the PRA or FCA, as applicable, will assume responsibility on April 1, 2013. Arch Insurance Company Europe and AUAL, will be subject to regulation by both the PRA and FCA. Arch Risk Partners will be subject to regulation by the FCA only.

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

        Financial Resources.    Arch Insurance Company Europe, AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) and Arch Risk Partners are each required to demonstrate to the FSA that each has adequate financial assets to meet the financial resources requirement for its category. When the FSA is split into the PRA and FCA, Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) will each be required to demonstrate the adequacy of its financial assets to the PRA, while Arch Risk Partners will be required to demonstrate the adequacy of its financial assets to the FCA. On a periodic basis, Arch Insurance Europe is required to provide the FSA and Lloyd's with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enable the FSA and Lloyd's to provide individual capital guidance and requirements to Arch Insurance Europe. When the FSA is split into the PRA and FCA, similar requirements from the PRA will take effect. Arch Insurance Europe's surplus is above the risk-based capital threshold allowed by the FSA's individual capital assessment of Arch Insurance Europe. The FSA requires that Arch Insurance Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.

        Reporting Requirements.    Like all U.K. companies, Arch Insurance Europe and Arch Risk Partners must file and submit their annual audited financial statements in accordance with IFRS and related reports to the Registrar of Companies under the U.K. Companies Acts together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA for Arch Insurance Company Europe, AUAL and Arch Risk Partners and, in the case of AUAL and ASIL, Lloyd's.

        Financial Services Compensation Scheme.    The Financial Services Compensation Scheme ("FSCS") is a scheme established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. FSCS is funded by levies it has the power to impose on all insurers. Arch Insurance Europe and/or Arch Risk Partners could be required to pay levies to FSCS.

        Restrictions on Acquisition of Control.    Under FSMA, the prior consent of the FSA is required before any person can become a controller or increase its control over any regulated company, including Arch Insurance Company Europe, AUAL and Arch Risk Partners, or over the parent undertaking of any regulated company. Therefore, the FSA's prior consent is required before any person can become a controller of ACGL. Prior consent is also required from Lloyd's before any person can become a controller or increase its control over a corporate member or a managing agent or a parent undertaking of a corporate member or managing agent. A controller is defined for these purposes as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking.

        Restrictions on Payment of Dividends.    Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have "profits available for distribution." The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Company Europe, AUAL, ASIL or Arch Risk Partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" and note 20, "Statutory Information," of the notes accompanying our financial statements.

        European Union Considerations.    Through their respective authorizations in the U.K., a Member State of the European Union ("EU"), Arch Insurance Company Europe's, AUAL's and Arch Risk Partners' authorizations are recognized throughout the European Economic Area ("EEA"), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe, AUAL and Arch Risk Partners to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives adopted by the European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch Insurance Company Europe currently has branches in Denmark, Germany, Italy, Spain and Sweden and may establish branches in other Member States of the EU in the future. Further, through its authorizations in an EU Member State, Arch Risk Partners, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA.

        On November 25, 2009, the EU adopted a new directive directed at insurance and reinsurance companies known as Solvency II. Solvency II is a new regulatory regime which will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I—quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II—qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III—market discipline, which is accomplished through reporting of the insurer's financial condition to regulators and the public. Secondary legislation under Solvency II is currently being discussed by the European Parliament and Council and by the European Commission, and the directive will then have to be implemented in the U.K. by the U.K. Government, the PRA and the FCA (and in all other EU jurisdictions by their respective governments and insurance supervisors). The Solvency II directive is currently due to be transposed into national law by EU Member States on June 30, 2013 and will apply to firms on January 1, 2014, although this date may be further postponed. Arch Insurance Company Europe, AUAL and Syndicate 2012 will be required to comply with Solvency II requirements.

  Canada Insurance Regulation

        The Canadian branch of Arch Insurance, as well as Arch Insurance Canada, the newly formed Canadian company which commenced underwriting on January 1, 2013, are subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions ("OSFI") is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. Arch Insurance Canada is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory.

        Under the Insurance Companies Act (Canada), the Canadian branch office is required to maintain an adequate margin of assets over liabilities in Canada, calculated in accordance with a test promulgated by OSFI called the Branch Adequacy of Assets Test. In addition, under the Insurance Companies Act (Canada), Arch Insurance Canada is required to maintain an adequate amount of capital in Canada, calculated in accordance with a test promulgated by OSFI called the Minimum Capital Test ("MCT"). Arch Insurance Canada and the branch operation of Arch Insurance are required to file financial information with OSFI on an ongoing basis, including annual audited financial statements in accordance with Canadian generally accepted accounting principles and other returns and quarterly unaudited financial statements. The appointed actuary of our Canadian operations must report annually on the adequacy of their reserves. OSFI's continuing supervision includes analysis of this information and periodic examinations of the Canadian branch office. OSFI has implemented a risk-based methodology for assessing insurance companies operating in Canada known as its

"Supervisory Framework". In applying the Supervisory Framework, OSFI considers the inherent risks of the business and the quality of risk management for each significant activity of operating entity.

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

        Both Arch Re Europe and Arch Mortgage are subject to the regulation and supervision of the CBOI. Arch Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006, rules made thereunder and, insofar as relevant to reinsurance, the Irish Insurance Acts 1909 to 2009, regulations promulgated there under, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2011 as amended, regulations promulgated there under and directions, guidelines and codes of conduct issued by the CBOI. Irish authorized reinsurers, such as Arch Re Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2012. Arch Mortgage must comply with the Irish Insurance Acts 1909 to 2009, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2011, as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by the CBOI.

        Financial Resources.    Both Arch Re Europe and Arch Mortgage are required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish insurance acts and regulations mentioned above. Arch Re Europe must maintain assets constituting statutory reserves which must comply with principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. An appointed actuary must opine on the adequacy of the statutory reserves of both Arch Re Europe and Arch Mortgage annually.

        Reporting Requirements.    Like most Irish companies, Arch Re Europe and Arch Mortgage must file and submit their annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2012 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI.

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

        European Union Considerations.    As a reinsurance company authorized in Ireland, a Member State of the EU, Arch Re Europe's authorization is recognized throughout the EEA, subject only to any notification requirements imposed by other EU Member States. This authorization enables Arch Re Europe to provide reinsurance services, or to establish a branch, in any other Member State of the

EEA. Although, in doing so, it may be subject to the laws of such Member States with respect to the conduct of its business in such Member State, company law registrations and other matters, it will remain subject to financial and operational supervision by the CBOI only. Arch Re Europe has a branch in Denmark, Arch Re Accident & Health ApS ("Arch Re Denmark"), which is an underwriting agency underwriting accident and health business for Arch Re Europe. Arch Re Europe also has a branch in the U.K., which underwrites non-life reinsurance risk for Arch Re Europe. Finally, Arch Re Europe also has a branch outside the EEA, Arch Reinsurance Europe Underwriting Limited, Dublin (Ireland), Zurich Branch ("Arch Re Europe Swiss Branch").

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

        Arch Insurance Company Europe, AUAL and Arch Risk Partners, being established in the U.K. and authorized by the FSA, are able, subject to regulatory notifications and there being no objection from the FSA and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States. Arch Re Europe, being established in Ireland and authorized by the CBOI to write reinsurance, is able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services in those EEA states which have implemented the Directive. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in particular Member States, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda based reinsurers with market access on the basis of the equivalent nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States, and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA. The Directive is scheduled to be repealed and replaced by new provisions under Solvency II on January 1, 2014. However, this may change depending on whether the implementation date for Solvency II is extended again from January 1, 2014.

        Article 172 of Solvency II will, when it comes into force, provide that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. The European Commission is considering whether the solvency regime in Bermuda is equivalent to that laid down in Solvency II. In October 2011, the European Insurance and Occupational Pensions Authority ("EIOPA"), which is established under European Law as an independent advisory body to the European Parliament, the European Council and the European Commission and specifically to assist in preparing equivalence decisions, advised that Bermuda meets the criteria set out in EIOPA's methodology for equivalence assessments under Solvency II subject to certain caveats set out in EIOPA's report. EIOPA will revisit its assessment of the equivalence of the solvency regime in Bermuda when implementation measures for Solvency II have been agreed.

TAX MATTERS

        The following summary of the taxation of ACGL and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.

        The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under "—Taxation of ACGL—Bermuda" and "—Taxation of Shareholders—Bermuda Taxation" is based upon the advice of Conyers Dill & Pearman Limited, Hamilton, Bermuda and (b) under "—Taxation of ACGL—United States," "—Taxation of Shareholders—United States Taxation," "—Taxation of Our U.S. Shareholders" and "—United States Taxation of Non-U.S. Shareholders" is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of ACGL). The summary is based upon current law and is for general information only. The tax treatment of a holder of our shares (common shares or series C non-cumulative preferred shares), or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder's particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.

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

  United Kingdom

        Our U.K. subsidiaries are companies incorporated and have their central management and control in the U.K., and are therefore resident in the U.K. for corporation tax purposes. As a result, they will be subject to U.K. corporate tax on their respective worldwide profits. The main rate of U.K. corporation tax for the financial year starting April 1, 2012 is 24% on profits, but progressive decreases in the rate have been announced to take effect on April 1, 2013 through 2014 from 23% to 21%.

  Canada

        In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. Effective January 1, 2013, the branch operation was domesticated into Arch Insurance Canada, a new Canadian federal insurance company subsidiary of Arch Insurance. The branch operation will be taxed on net business income earned in Canada in 2012. Canadian income taxes for the branch operation in 2012 will also be creditable to our U.S. operations. Arch Insurance Canada is taxed on its worldwide income. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 10% and 16%.

  Ireland

        Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch Mortgage was licensed and authorized by the CBOI as a non-life insurer in 2011. Each of Arch Re Europe and Arch Mortgage is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of Arch Re Europe Swiss Branch and its newly authorized U.K. branch. Any creditable foreign tax (i.e., Swiss or U.K.) payable will be creditable against Arch Re Europe's Irish corporate tax liability on the results of Arch Re Europe's Swiss and U.K. branches. The current rate of Irish corporation tax applicable to such profits is 12.5%.

  Switzerland

        Arch Re Europe Swiss Branch is subject to Swiss corporation tax on the profit which is allocated to the branch. The effective tax rate is approximately 21.17% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax rate of the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Europe Swiss Branch is approximately 0.172%.

  Denmark

        Arch Re Denmark, established as a subsidiary of Arch Re Bermuda, is subject to Danish corporation taxes on its profits at a rate of 25%.

Taxation of Shareholders

        The following summary sets forth certain United States federal income tax considerations related to the purchase, ownership and disposition of our common shares and our series C non-cumulative preferred shares ("preferred shares"). Unless otherwise stated, this summary deals only with shareholders ("U.S. Holders") that are United States Persons (as defined below) who hold their common shares and preferred shares as capital assets and as beneficial owners. The following discussion is only a general summary of the United States federal income tax matters described herein and does not purport to address all of the United States federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. In addition, the following summary does not describe the United States federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt organizations, expatriates or persons who hold the common shares or preferred shares as part of a hedging or conversion transaction or as part of a straddle, who may be subject to special rules or treatment under the Code. This discussion is based upon the Code, the Treasury regulations promulgated there under and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States, or of any foreign government, that may be applicable to our common shares or preferred shares or the shareholders. Persons considering making an investment in the common shares or preferred shares should consult their own tax advisors concerning the application of the United States federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.

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

  United States Taxation

        Taxation of Dividends.    The preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the CFC, "related person insurance income" ("RPII") and PFIC rules, as defined below, cash distributions, if any, made with respect to our common shares or preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S. Holder of our common shares or our preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder that constitute qualified dividend income will be taxable at the rate applicable for long-term capital gains (generally up to 20%), provided that such person meets a holding period requirement. Generally in order to meet the holding period requirement, the United States Person must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or preferred shares generally will be qualified dividend income, provided the common shares or preferred shares are readily tradable on an established securities market in the U.S. in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ Stock Market or the New York Stock Exchange) and ACGL is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the preferred shares will be considered readily tradable on an established securities market in the United States. See "—Taxation of Our U.S. Shareholders" below.

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

  Possible Medicare Tax

        If a trust or estate that is otherwise treated as a Non-U.S. Holder has any beneficiaries that are U.S. taxpayers, such trust or beneficiaries may be subject to the medicare tax described under "—Taxation of Shareholders—United States Taxation". If you are a non-U.S. trust or estate that has any U.S. beneficiaries, you should consult your own tax advisors regarding the potential application of this medicare tax.

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

        The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, continued consolidation within the insurance and reinsurance industry will further enhance the already competitive underwriting environment. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd's, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alleghany Corporation, Alterra Capital Holdings Limited, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd's, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Validus Holdings Ltd and XL Group plc. We do not believe that we have a significant market share in any of our markets.

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

        We have large aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornados, explosions, severe winter weather, fires, droughts and other natural disasters. Catastrophes can also cause losses in non-property business such as workers' compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events may vary materially from estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.

        In addition, over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, there is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major catastrophes appears to have increased. Claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses and cause substantial volatility in our results of operations, which could have a material adverse effect on our ability to write new business and cause the value of our securities, including our common shares and preferred shares, to fluctuate widely.

We could face unanticipated losses from war, terrorism and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

        We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIPRA for up to 85% of its losses for 2012 and future years, in each case subject to a mandatory deductible of 20% of our prior year's direct earned premium for covered property and liability coverages for 2012 through 2014. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

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

        The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. Governmental authorities in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, regularly reexamines existing laws and regulations. There are also a variety of proposals being considered by various state legislatures.

        Solvency II, the EU regulatory regime which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. Although Solvency II was originally supposed to have become effective by November 1, 2012, a proposed Omnibus II directive was to set revised dates for transposition and implementation of Solvency II by the EU Member States. However, there have been a series of delays in the European Parliament vote to approve the Omnibus II directive. To avoid legal uncertainty, the EU Commission enacted a short directive which amends Solvency II with regard to the dates of its transposition and implementation by EU Member States. The current proposed date for transposition of Solvency II by EU Member States, as set out in this short amending directive, is June 30, 2013 with the implementation of Solvency II by January 1, 2014. While no formal announcement has been made by the European Commission, there has been much focus on the failure to proceed with the European Parliament vote on Omnibus II. It is now possible that agreement on issues central to finalization of Omnibus II will be postponed until completion of the next quantitative impact study due to be completed in March 2013. Further delay in the implementation of Solvency II is likely, but the extent and nature of the delay is uncertain. The detail of the Solvency II project will be set out in "delegated acts" and binding technical standards which will be issued by the European Commission and will be legally binding. No official drafts for any of these measures have been released. Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort. Regulators in Bermuda and other jurisdictions in which we operate are also considering various proposals for financial and regulatory reform. The BMA has implemented and imposed additional requirements on the companies it regulates, such as Arch Re Bermuda, as part of its efforts to achieve equivalence under Solvency II. While the BMA regulates Arch Re Bermuda as a long-term and general business insurer under the Insurance Act in Bermuda, the impact of the Group Rules may have an adverse effect on ACGL and our operations. The future impact of such initiatives, if any, on our results of operations or our financial condition cannot be determined at this time. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition, including the capital we are required to hold. In light of the delays in implementation of Solvency II, it is unclear when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. If the European Commission does not recognize the regime in Bermuda to be equivalent, this could have an adverse effect on our operations.

Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.

        Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure. We establish reserves for losses and loss adjustment expenses which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Unfavorable development in any of these factors could cause the level of reserves to be inadequate. In addition, the estimation of loss reserves is also more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

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

        As of December 31, 2012, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $7.10 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2012.

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

        We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. In our insurance operations, we seek to limit our exposure through the purchase of reinsurance. We cannot be certain that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. There can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend as it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, or the protections set forth in our policies could be voided, which, in either case, could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity.

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

        Several years ago, a number of brokers and insurers entered into settlements with state and federal agencies arising out of the investigation by the New York Attorney General and others into contingent commission payments to brokers (and the disclosures relating to such payments), alleged "bid-rigging," alleged "steering," and other practices in the insurance industry. We cannot predict the effect of these settlements, the pending civil litigation that arose out of the investigations or any current or future government investigations or prosecutions and/or resulting changes in insurance practices (including future legislation and/or regulations that may become applicable to our business) will have on the insurance industry, the regulatory framework or our business. The effects of emerging claims and coverage issues and certain proposed legislation are uncertain.

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

The insurance businesses in which we operate may be subject to periodic negative publicity which may negatively impact our financial results.

        Our products and services are ultimately distributed to individual and business customers. From time to time, consumer advocacy groups or the media may focus attention on insurance products and services, thereby subjecting the industry to periodic negative publicity. We also may be negatively impacted if competitors in one or more of our markets engage in practices resulting in increased public attention to our business. These factors may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or by increasing the regulatory burdens under which we operate.

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

        Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. We continue to enhance our operating procedures and internal controls (including information technology initiatives and controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Any ineffectiveness in our controls or procedures could have a material adverse effect on our business.

        The NAIC has increased its focus on risks within an insurer's holding company system that may pose enterprise risk to the insurer. The NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the ORSA Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC's ORSA Guidance Manual. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, applicable to the insurer and/or the insurance group of which it is a member. We operate within an ERM framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework. There can be no assurance that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments.

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

Technology breaches or failures, including, but not limited to, those resulting from a malicious cyber attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

        We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

        We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems[, and we periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a comprehensive business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plan is routinely tested and evaluated for adequacy. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.

        It is possible that insurance policies we have in place with third parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. Furthermore, we have not secured any insurance coverage designed to specifically protect us from the result of such events. Although we have experienced no known or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2012.

        The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2012. Instead, our current loss reserves are primarily based on estimates of exposures on reported claims and estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves. Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The price of our common shares may be volatile.

        There has been significant volatility in the market for equity securities. During 2012 and 2011, the price of our common shares fluctuated from a low of $35.49 to a high of $45.16 and from a low of $28.54 to a high of $37.99, respectively. On February 22, 2013, our common shares closed at a price of $48.40. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

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

        We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2012, approximately 20.3% and 14.1% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2012. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or loss of all or a substantial portion of the business provided by these brokers could have a material adverse impact on our business, financial condition and results of operations.

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

        Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (78.5% as of December 31, 2012). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.

We may be adversely affected by changes in economic conditions, including interest rate changes, as well as legislative changes.

        Our operating results are affected by, and we are exposed to, significant financial and capital markets risk, including changes in interest rates, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of our investment portfolio and other factors outside our control.

        In addition, our investment portfolio includes residential mortgage-backed securities ("MBS"). As of December 31, 2012, MBS constituted approximately 11.7% of our cash and invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

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

        The residential mortgage market in the U.S has experienced a variety of difficulties in certain underwriting periods. Delinquencies and losses with respect to residential mortgage loans generally increased for such periods and may continue to increase, particularly in the subprime sector. In addition, residential property values in many states have declined or remained stable after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities ("CMBS"). At December 31, 2012, CMBS constituted approximately 6.3% of our cash and invested assets. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.

        Significant, continued volatility, changes in interest rates, a lack of pricing transparency, market liquidity, declines in equity prices and the strengthening or weakening of foreign currencies against the U.S. Dollar, individually or in tandem, could have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions

Market developments and government actions regarding the sovereign debt crisis in Europe, particularly in Portugal, Ireland, Italy, Greece and Spain, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        The global recession and disruption of the financial markets has led to concerns over access to capital markets and the solvency of EU Member States, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, these countries. As of December 31, 2012, our investment portfolio does not contain significant investments in government bonds issued by Portugal, Ireland, Italy, Greece and Spain and in financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, those countries (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets"). The continued uncertainty over the outcome of international financial support programs and the possibility that EU Member States may experience similar financial troubles could further disrupt global markets. Recent rating agency downgrades on certain European sovereign debt, as well as downgrades on certain European financial institutions, and growing concern of the potential default of government issuers or of a possible withdrawal by one or more EU Member States from the Eurozone and/or a break-up of the EU has further contributed to this uncertainty. The negative impact of these events on economic conditions and global markets could have an adverse effect on our business, financial condition and liquidity. For example, this crisis may cause the value of the European currencies, including the Euro, to further depreciate against the U.S. Dollar, which in turn could materially adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, the applicable legal framework and the terms of our Euro-denominated insurance policies and reinsurance agreements generally do not address withdrawal by a member state from the Eurozone or a break-up of the EU, which could create uncertainty in our payment obligations and rights under those policies and agreements in the event that such a withdrawal or break-up does occur. Additionally, a contagion effect of a possible default of one or more EU Member States and/or their withdrawal from the Eurozone, or the failure of financial institutions, on the global economy, including other EU Member States and our counterparties located in those countries, or a break-up of the EU could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        On May 5, 2000, we sold our prior reinsurance operations to Sirius America Reinsurance Company ("Sirius America"), formerly known as White Mountains Reinsurance Company of America. The Sirius America transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability for us. In the event that Sirius America refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims. A.M. Best has assigned an "A" (Excellent) financial strength rating to Sirius America. Sirius America reported policyholders' surplus of $533.7 million at December 31, 2011.

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

        Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. We do not believe that Arch Re Bermuda is subject to the insurance laws of any state in the U.S.; however, recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. reinsurance subsidiary, Arch Re U.S., and our U.S. insurance subsidiaries, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, write reinsurance and insurance in the U.S. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors. In addition, until December 31, 2012, the Canadian branch of Arch Insurance wrote insurance in Canada. The newly formed Canadian company, Arch Insurance Canada, writes insurance and reinsurance in Canada and is subject to federal, as well as provincial and territorial, regulation in Canada.

        Arch Insurance Europe conducts its business from London and branch offices in certain EU countries and is subject to the insurance regulations of the U.K. Arch Risk Partners is also based in the U.K. and subject to U.K. regulations. Arch Re Europe and Arch Mortgage, our subsidiaries in Ireland, conduct their business from Ireland and are subject to the regulations in Ireland. Arch Re Europe also conducts business from branch offices in Switzerland and U.K., as well as in Denmark. Arch Insurance Europe, Arch Re Europe, Arch Risk Partners and Arch Mortgage are also subject to the EU regulations and regulations of the respective EU Member States where they have established branches or in which they conduct business with respect to the conduct of their business in such EU Member State, but each company remains subject only to the financial and operational supervision by the FSA, in the case of Arch Insurance Europe and Arch Risk Partners, and the CBOI, in the case of Arch Re Europe. Arch Insurance Europe, Arch Mortgage, Arch Risk Partners and Arch Re Europe have the freedom to provide their respective insurance and reinsurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA and the CBOI, respectively. Arch Insurance Company Europe is also approved as an excess and surplus lines insurer in 27 states and the District of Columbia in the U.S. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd's licenses.

        Our U.S., Bermuda, Canada, U.K. and Ireland subsidiaries are required to maintain minimum capital and surplus as mandated by their respective jurisdictions of incorporation and, in some cases, by the jurisdictions in which those subsidiaries write business. Arch Insurance Company Europe is required to maintain minimum capital surplus as mandated by the NAIC and certain states where it is approved as an excess and surplus lines insurer. All of our subsidiaries are currently in compliance with these capital and surplus requirements.

        In addition, virtually all U.S. states require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states, insurance companies are required to participate in mandatory reinsurance funds. The effect of these assessments and mandatory reinsurance arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.

        We periodically review our corporate structure so that we can optimally deploy our capital. Changes in that structure require regulatory approval. Delays or failure in obtaining any of these approvals could limit the amount of insurance that we can write in the U.S.

        If ACGL or any of our subsidiaries were to become subject to the laws of a new jurisdiction in which such entity is not presently admitted, ACGL or such subsidiary may not be in compliance with the laws of the new jurisdiction. In addition, we could, at any time and in any jurisdiction, face individual, group and class action lawsuits by our policyholders and others for alleged violations of applicable laws and regulations. Any such litigation or failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in suspensions, injunctions, monetary damages, fines or other sanctions, any or all of which could adversely affect our financial condition and results of operations.

Our business is subject to risks related to litigation.

        We may from time to time be subject to a variety of legal actions relating to our current and past business operations, including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents, producers or network providers over compensation and termination of contracts and related claims and disputes relating to certain businesses acquired or disposed of by us.

        Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.

If our Bermuda principal operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.

        Arch Re Bermuda, our Bermuda insurance and reinsurance subsidiary, is a registered Bermuda Class 4 general business insurer and as a Class C long-term business insurer and has been designated as the Designated Insurer for group supervision purposes. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the BMA require Arch Re Bermuda to, among other things:

  •
  maintain a minimum level of capital and surplus on both an individual and group basis;

  •
  maintain an individual (for its general business) enhanced capital requirement, general and long-term business solvency margins on an individual and group basis and a minimum liquidity ratio (for its general business);

  •
  restrict dividends and distributions;

  •
  obtain prior approval regarding the ownership and transfer of shares;

  •
  maintain a principal office and appoint and maintain a principal representative in Bermuda;

  •
  file annual financial statements, an annual statutory financial return and an annual capital and solvency return; and

  •
  allow for the performance of certain period examinations of Arch Re Bermuda and its financial condition and that of the group insurance companies.

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

        Because Arch Re Bermuda is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, Arch Re Bermuda will be exposed to any changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. As a result of the delay in implementation of Solvency II, it is unclear when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

        We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange losses, recorded in the statement of income, were $29.0 million for 2012, compared to net foreign exchange gains of $17.4 million and $28.1 million, respectively, for 2011 and 2010. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to certain subsidiaries, including to Arch Insurance Europe held in British Pounds Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.

Certain employees of our Bermuda operations are required to obtain work permits before engaging in a gainful occupation in Bermuda. Required work permits may not be granted or may not remain in effect.

        Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate ("exempted persons") may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We consider our key officers in Bermuda who require work permits to be Constantine Iordanou, our Chairman, President and Chief Executive Officer (work permit expires November 2014), Mark D. Lyons, our Executive Vice President and Chief Financial Officer (work permit expires March 2018), Marc Grandisson, Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group (work permit expires May 2015), and Nicolas Papadopoulo, President and Chief Executive Officer of Arch Re Bermuda (work permit expires March 2015). We also have other key positions in Bermuda held by persons who hold work permits subject to renewal. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.

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

Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.

        We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.

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

        Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2012, our total consolidated long-term debt was $400.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described under "Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares," we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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

        Our preferred shares are intended to constitute Tier 2 capital in accordance with the group requirements of the BMA which came into force on January 1, 2013. In order for the preferred shares to qualify as Tier 2 capital, the terms of the preferred shares reflect the criteria contained in the Insurance (Group Supervision) Rules 2011 published by the BMA in January 2012. No assurance can be made that the BMA will deem that the preferred shares constitute Tier 2 capital under the group supervision rules. In the event that the BMA does not make such a determination, subject to the limitations of the preferred shares, which may require the consent of the preferred shareholders, we may be able to vary the terms of the preferred shares or exchange the preferred shares for new securities to achieve the desired regulatory capital treatment. We cannot predict how new regulatory changes in other jurisdictions may affect these rules, if at all, or whether we will be able to make any changes to the terms of the preferred shares to enable it to qualify as Tier 2 capital.

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

        Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the "Jobs Act") permits the IRS to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2008 as passed by the Senate Finance Committee would have made the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that if reintroduced in the current Congress the final bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. A recently reintroduced legislative proposal would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the U.S. While we believe ACGL is not primarily managed and controlled within the U.S., there is no assurance that the proposal would not apply to ACGL. Another legislative proposal would treat a foreign corporation as a U.S. corporation if it is determined that the foreign corporation was formed or organized principally for the purpose of avoiding being treated as a U.S. corporation. It is uncertain whether this proposal would apply to ACGL, but it would adversely affect us if enacted and found to apply. Another legislative proposal has been introduced that would treat certain "tax haven CFCs" as U.S. corporations for federal income tax purposes. The term "tax haven CFC" would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A legislative proposal in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration's Fiscal Year 2013 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Two legislative proposals (i.e., H.R. 3157 and S. 1963) introduced during the 112th Congress appeared to adopt the provision contained in the Administration's Fiscal Year 2013 Revenue Proposals. Enactment of such legislation or proposal as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

        We intend to operate in such a manner so that none of our companies, other than our U.K. subsidiaries and branch operations (the "U.K. Group"), should be resident in the U.K. for tax purposes or carry on a trade, whether or not through a permanent establishment, in the U.K. Accordingly, we do not expect that of our other subsidiaries, other than the U.K. Group, should be subject to U.K. tax. Case law has held that whether or not a trade is being carried on in the U.K. is a matter of fact and emphasis is placed on where the operations take place from which the profits in substance arise. HM Revenue and Customs might contend successfully that one or more of our subsidiaries, in addition to the U.K. Group, is carrying on a trade in the U.K. For U.K. tax purposes, a non-U.K. tax resident company will be subject to U.K. corporation tax only if it carries on a trade through a permanent establishment in the U.K. However, that subsidiary may still be subject to U.K. income tax if it carries on a trade in the U.K., without a permanent establishment, unless it is entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which that company is resident. If any of our subsidiaries is treated as resident, or carrying on a trade, in the U.K., whether or not through a permanent establishment, and, therefore, subject to U.K. tax, our results of operations could be materially adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a total of approximately 7,000 square feet in Bermuda for the operations of ACGL and our internal investment management group. Our reinsurance group leases approximately 82,000 square feet for offices in the U.S., Bermuda, Europe and Canada. The principal U.S. office of our insurance group support operations (excluding underwriting units) is in Jersey City, New Jersey where we lease approximately 107,000 square feet. Such lease expires in 2024. We lease approximately 71,000 square feet in New York City for the headquarters of the U.S. insurance group's underwriting product lines and Northeast regional underwriting operations. Our insurance group also leases a total of approximately 228,000 square feet for its other primary U.S. offices and offices in Canada, Bermuda, Europe, South Africa and Australia.

        For 2012, 2011 and 2010, our rental expense, net of income from subleases, was approximately $21.1 million, $16.4 million and $15.0 million, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $137.7 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2013.

ITEM 3.    LEGAL PROCEEDINGS

        We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2012, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NASDAQ Stock Market under the symbol "ACGL." For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ Stock Market were as follows:

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
High	$45.16	$41.71	$40.42	$38.60
Low	$41.71	$38.07	$36.80	$35.49
Close	$44.02	$41.64	$39.69	$37.24

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
High	$37.99	$34.79	$35.20	$33.18
Low	$31.46	$30.07	$31.51	$28.54
Close	$37.23	$32.68	$31.92	$33.06

        On February 22, 2013, the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $48.40, $47.94 and $48.40, respectively.

HOLDERS

        As of February 22, 2013, and based on information provided to us by our transfer agent and proxy solicitor, there were 651 holders of record of our common shares and approximately 21,000 beneficial holders of our common shares.

 DIVIDENDS

        Any determination to pay dividends on ACGL's Series C non-cumulative preferred shares ("preferred shares") or common shares will be at the discretion of ACGL's board of directors (or a duly authorized committee of the board of directors) and will be dependent upon its results of operations, financial condition and other factors deemed relevant by ACGL's board of directors. As a holding company, ACGL will depend on future dividends and other permitted payments from its subsidiaries to pay dividends to its shareholders. ACGL's subsidiaries' ability to pay dividends, as well as its ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. So long as any preferred shares remain outstanding for any dividend period, unless the full dividends for the latest completed dividend period on all outstanding preferred shares and parity shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), (a) no dividend may be paid or declared on ACGL's common shares or any of its other securities ranking junior to the preferred shares (other than a dividend payable solely in common shares or in such other junior securities) and (b) no common shares or other junior shares may be purchased, redeemed or otherwise acquired for consideration by ACGL, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or the exchange or conversion of one junior share for or into another junior share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares and (iii) as permitted by the bye-laws of ACGL in effect on the date of issuance of the preferred shares).

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes our purchases of our common shares for the 2012 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs(2)
10/1/2012 - 10/31/2012	4,867	$42.82	—	$941,967
11/1/2012 - 11/30/2012	1,580,464	$43.25	1,563,790	$874,322
12/1/2012 - 12/31/2012	2,363,116	$44.23	2,360,516	$769,911

Total	3,948,447	$43.84	3,924,306	$769,911

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

(2)
Remaining amount available at December 31, 2012 under ACGL's share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 2014.

 PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2012 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index ("S&P 500 Index") and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

CUMULATIVE TOTAL SHAREHOLDER RETURN(1)(2)(3)

(1)
Stock price appreciation plus dividends.

(2)
The above graph assumes that the value of the investment was $100 on December 31, 2007.

(3)
This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth summary historical consolidated financial and operating data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

	Year Ended December 31,
(U.S. dollars in thousands except share data)	2012	2011	2010	2009	2008
Statement of Income Data:
Revenues:
Net premiums written	$3,052,235	$2,673,326	$2,511,040	$2,763,112	$2,805,726
Net premiums earned	2,935,140	2,631,815	2,552,483	2,842,745	2,845,454
Net investment income	294,895	338,198	364,878	390,131	468,080
Equity in net income (loss) of investment funds accounted for using the equity method	73,510	(9,605)	61,400	167,819	(178,608)
Net realized gains (losses)	194,228	110,646	252,751	143,582	(3,939)
Total revenues	3,482,381	3,063,307	3,244,067	3,501,622	2,966,813
Income before income taxes	589,387	426,370	850,401	890,802	304,442
Net Income	$593,397	$436,163	$842,672	$872,006	$292,152
Preferred dividends	(25,079)	(25,844)	(25,844)	(25,844)	(25,844)
Loss on repurchase of preferred shares	(10,612)	—	—	—	—

Net income available to common shareholders	$557,706	$410,319	$816,828	$846,162	$266,308

Diluted net income per share	$4.03	$2.97	$5.18	$4.55	$1.37
Cash dividends per share	—	—	—	—	—
After-tax operating income available to common shareholders(1)	$350,640	$303,382	$491,158	$646,866	$538,572
After-tax operating income available to common shareholders per share—diluted(1)	$2.54	$2.19	$3.12	$3.48	$2.77
After-tax operating return on average common equity(2)	7.7%	7.2%	12.1%	18.4%	15.9%
Weighted average common shares and common share equivalents outstanding—diluted	138,258,847	138,289,702	157,565,157	185,781,396	194,367,156

(1)
After-tax operating income available to common shareholders is defined as net income available to common shareholders, excluding net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. The presentation of after-tax operating income available to common shareholders is a "non-GAAP financial measure" as defined in Regulation G. See "Management's Discussion and Analysis—General—Comment on Non-GAAP Financial Measures" for further details.

(2)
Equals after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders' equity for each period presented.

	December 31,
(U.S. dollars in thousands except share data)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total investments and cash(1)	$13,063,674	$12,333,544	$11,986,560	$11,325,112	$9,992,239
Premiums receivable	688,873	501,563	503,434	595,030	628,951
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	1,870,037	1,851,584	1,763,985	1,720,270	1,792,429
Total assets	17,816,762	17,105,357	16,243,011	15,761,123	14,877,693
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	8,933,292	8,456,210	8,098,454	7,873,412	7,666,957
Net of unpaid losses and loss adjustment expenses recoverable	7,104,222	6,638,163	6,395,253	6,213,912	5,937,822
Unearned premiums:
Before prepaid reinsurance premiums	1,647,978	1,411,872	1,370,075	1,433,331	1,526,682
Net of prepaid reinsurance premiums	1,349,494	1,146,176	1,106,627	1,155,346	1,222,975
Senior notes	300,000	300,000	300,000	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000	100,000	100,000	100,000
Total liabilities	12,647,884	12,513,283	11,766,225	11,474,075	11,476,090
Common shareholders' equity	$4,843,878	$4,267,074	$4,151,786	$3,962,048	$3,076,603
Preferred shareholders' equity	325,000	325,000	325,000	325,000	325,000

Total shareholders' equity	$5,168,878	$4,592,074	$4,476,786	$4,287,048	$3,401,603

Book value per common share(2)	$36.19	$31.76	$29.73	$24.12	$16.95
Common shares outstanding, net of treasury shares(3)	133,842,613	134,358,345	139,632,225	164,285,034	181,535,922

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

GENERAL

Overview

        Arch Capital Group Ltd. ("ACGL" and, together with its subsidiaries, "we" or "us") is a Bermuda public limited liability company with approximately $5.57 billion in capital at December 31, 2012 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

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

Current Outlook

        The broad market environment continues to be competitive with modest improvements across most lines of business. However, even with this continued improvement in rates, additional increases are needed in many lines in order for us to achieve our return requirements due to the current interest rate environment. In the property and property catastrophe areas, the environment improved with the best increases to date reflected in international, catastrophe-exposed businesses. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and by focusing more on short-tail business. In addition, our reinsurance operations capitalized on opportunities in specialty lines such as mortgage and U.K. motor due to the attractive market conditions and our insurance operations continue to diversify into various lines of business such as title, travel insurance and contract binding insurance.

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

        In order to enter the U.S. mortgage insurance marketplace, our U.S.-based subsidiaries entered into a definitive agreement to acquire CMG Mortgage Insurance Company ("CMG MI") from its current owners, PMI Mortgage Insurance Co. ("PMI"), which is in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company. We also agreed to acquire PMI's mortgage insurance operating platform and related assets from PMI. This transaction will complement our existing mortgage insurance and reinsurance capabilities. It is anticipated that the transaction will close within 12 months, subject to approvals of the Arizona receivership court, applicable regulators and government-sponsored enterprises, and the satisfaction of customary closing conditions. At closing, it is currently estimated that our U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period.

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

Natural Catastrophe Risk

        We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders' equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2013, our modeled peak zone catastrophe exposure (using the updated vendor-based system version) is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $867 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $838 million and $603 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of January 1, 2013, our modeled peak zone earthquake exposure (New Madrid area earthquake) represented less than 45% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

        Book value per common share was $36.19 at December 31, 2012, a 13.9% increase from $31.76 at December 31, 2011. The growth in 2012 was generated through underwriting results and investment returns.

  After-Tax Operating Return on Average Common Equity

        After-tax operating return on average common equity ("Operating ROAE") represents after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders' equity during the period. After-tax operating income available to common shareholders, a "non-GAAP measure" as defined in the SEC rules, represents net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See "Comment on Non-GAAP Financial Measures."

        Our Operating ROAE was 7.7% for 2012, compared to 7.2% for 2011 and 12.0% for 2010. The Operating ROAEs for 2012 and 2011 reflect a higher amount of losses from catastrophic events than the 2010 period and also reflect the impact of current insurance and reinsurance market conditions and the impact of lower interest yields on the investment portfolio.

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

        At December 31, 2012, the benchmark return index had an average Moody's credit quality of "Aa2", an estimated duration of 3.29 years and included weightings to the following indices:

Weighting
The Bank of America Merrill Lynch 1 - 10 Year U.S. Treasury & Agency Index	30.875%
The Bank of America Merrill Lynch 1 - 10 Year AA U.S. Corporate & Yankees Index	20.875%
The Bank of America Merrill Lynch U.S. Mortgage Backed Securities Index	11.875%
Barclays Capital CMBS, AAA Index	10.000%
The Bank of America Merrill Lynch 1 - 10 Year U.S. Municipal Securities Index	7.125%
MSCI World Free Index	5.000%
The Bank of America Merrill Lynch 0 - 3 Month U.S. Treasury Bill Index	4.750%
The Bank of America Merrill Lynch U.S. High Yield Constrained Index	2.375%
Barclays Capital U.S. High-Yield Corporate Loan Index	2.375%
The Bank of America Merrill Lynch 1 - 10 Year U.K. Gilt Index	2.375%
The Bank of America Merrill Lynch 1 - 10 Year Euro Government Index	2.375%

Total	100.000%

        The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio(1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year ended December 31, 2012	5.88%	4.90%
Year ended December 31, 2011	3.81%	4.80%
Year ended December 31, 2010	7.00%	6.38%

(1)
Our investment expenses were approximately 0.22%, 0.22% and 0.19%, respectively, of average invested assets in 2012, 2011 and 2010.

        Total return for our investment portfolio outperformed that of the benchmark return index in 2012 and reflected strong returns on high-yield corporate bonds, Asian and emerging market investments and bank loans, which augmented the return on our investment grade fixed income portfolio. Excluding foreign exchange, total return was 5.59% for 2012, compared to 4.10% for 2011 and 7.26% for 2010.

Comment on Non-GAAP Financial Measures

        Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to common shareholders, which is defined as net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. The presentation of after-tax operating income available to common shareholders is a "non-GAAP financial measure" as defined in Regulation G. The reconciliation of such measure to net income available to common shareholders (the most directly comparable GAAP financial measure) in accordance with Regulation G is included under "Results of Operations" below.

        We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. The loss on repurchase of preferred shares related to the redemption of the Series A and B preferred shares in April 2012 and had no impact on total shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares from the calculation of after-tax operating income available to common shareholders.

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

RESULTS OF OPERATIONS

        The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Year Ended December 31,
	2012	2011	2010
After-tax operating income available to common shareholders	$350,640	$303,382	$491,158
Net realized gains, net of tax	184,083	108,306	247,054
Net impairment losses recognized in earnings, net of tax	(11,388)	(9,062)	(11,321)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	73,510	(9,605)	61,400
Net foreign exchange (losses) gains, net of tax	(28,527)	17,298	28,537
Loss on repurchase of preferred shares, net of tax	(10,612)	—	—

Net income available to common shareholders	$557,706	$410,319	$816,828

        The higher level of after-tax operating income in 2012 than in 2011 was primarily due to a lower amount of losses from catastrophic events and also reflected the impact of current insurance and reinsurance market conditions and the impact of lower interest yields on the investment portfolio.

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

  Insurance Segment

        The following table sets forth our insurance segment's underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
Gross premiums written	$2,593,959	$2,444,485	6.1	$2,444,485	$2,402,202	1.8
Net premiums written	1,825,334	1,721,279	6.0	1,721,279	1,658,963	3.8
Net premiums earned	1,800,343	1,679,047	7.2	1,679,047	1,651,106	1.7
Fee income	2,335	2,870		2,870	3,252
Losses and loss adjustment expenses	(1,283,841)	(1,172,742)		(1,172,742)	(1,117,564)
Acquisition expenses, net	(298,983)	(278,696)		(278,696)	(263,201)
Other operating expenses	(307,489)	(307,797)		(307,797)	(312,732)

Underwriting income (loss)	$(87,635)	$(77,318)	n/m	$(77,318)	$(39,139)	n/m

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	71.3%	69.8%	1.5	69.8%	67.7%	2.1
Acquisition expense ratio(1)	16.5%	16.4%	0.1	16.4%	15.7%	0.7
Other operating expense ratio	17.1%	18.3%	(1.2)	18.3%	18.9%	(0.6)

Combined ratio	104.9%	104.5%	0.4	104.5%	102.3%	2.2

(1)
The acquisition expense ratio is adjusted to include certain fee income.

        The components of the insurance segment's underwriting results are discussed below.

  Premiums Written.

        The following table sets forth our insurance segment's net premiums written by major line of business:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Programs	$352,867	19	$297,985	17	$273,076	17
Property, energy, marine and aviation	294,690	16	335,589	20	321,529	19
Professional liability	260,705	14	237,860	14	268,176	16
Executive assurance	250,904	14	231,405	13	219,458	13
Construction	130,201	7	120,405	7	112,827	7
Casualty	112,307	6	114,235	7	107,962	7
Lenders products	86,987	5	86,694	5	92,921	6
National accounts	80,929	5	80,973	5	67,925	4
Travel and accident	80,489	4	71,940	4	71,237	4
Surety	53,271	3	42,475	2	34,149	2
Healthcare	36,814	2	35,652	2	37,508	2
Other(1)	85,170	5	66,066	4	52,195	3

Total	$1,825,334	100	$1,721,279	100	$1,658,963	100

(1)
Includes excess workers' compensation, employer's liability, alternative markets and accident and health business.

        2012 versus 2011:    Increases in programs, professional liability, executive assurance and accident and health business were partially offset by a reduction in onshore energy business. The increase in program business was primarily due to growth within existing programs and the impact of rate movements. Growth in professional liability primarily reflected new business written in small and medium sized accounts while the growth in executive assurance business primarily resulted from small and medium sized accounts in the U.K. and the U.S. The increase in accident and health business primarily resulted from new business. The reduction in onshore energy premiums reflected a strategic shift towards writing more on an excess basis and utilizing smaller capacity per account as well as an increased use of reinsurance.

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

  Net Premiums Earned.

        The following table sets forth our insurance segment's net premiums earned by major line of business:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Programs	$326,380	18	$287,598	17	$272,406	17
Property, energy, marine and aviation	313,081	17	322,510	19	335,967	20
Professional liability	258,401	14	252,037	15	264,603	16
Executive assurance	241,791	14	228,623	14	218,135	13
Construction	129,446	7	112,764	7	109,394	7
Casualty	113,597	6	111,654	7	109,613	7
Lenders products	95,838	5	75,291	4	71,170	4
National accounts	79,771	5	79,542	5	74,538	5
Travel and accident	78,050	4	69,945	4	66,791	4
Surety	47,302	3	41,119	2	37,967	2
Healthcare	36,779	2	35,906	2	39,722	2
Other(1)	79,907	5	62,058	4	50,800	3

Total	$1,800,343	100	$1,679,047	100	$1,651,106	100

(1)
Includes excess workers' compensation, employer's liability, alternative markets and accident and health business.

        Net premiums earned by the insurance segment were 7.2% higher in 2012 than in 2011, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment were 1.7% higher in 2011 than in 2010.

        Losses and Loss Adjustment Expenses.    The table below shows the components of the insurance segment's loss ratio:

	Year Ended December 31,
	2012	2011	2010
Current year	73.0%	72.9%	68.9%
Prior period reserve development	(1.7)%	(3.1)%	(1.2)%

Loss ratio	71.3%	69.8%	67.7%

  Current Year Loss Ratio.

        2012 versus 2011:    The insurance segment's current year loss ratio was 0.1 points higher in 2012 than in 2011. The 2012 loss ratio included 5.9 points of current year catastrophic event activity, compared to 6.3 points in the 2011. Specific 2012 catastrophic events included Superstorm Sandy in the 2012 fourth quarter, Hurricane Isaac in the 2012 third quarter and various U.S. wind/rain events in the 2012 first quarter.

        2011 versus 2010:    The insurance segment's current year loss ratio was 4.0 points higher in 2011 than in 2010. The 2011 loss ratio included 6.3 points of current year catastrophic event activity, compared to 1.9 points in the 2010. Specific 2011 catastrophic events included the severe flooding in Thailand, the Japanese earthquake and Tsunami and various U.S. wind/rain events.

  Prior Period Reserve Development.

        2012 prior period reserve development:    The insurance segment's net favorable development of $31.2 million, or 1.7 points of net earned premium, consisted of $79.3 million of net favorable development from short-tailed lines, partially offset by $48.1 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $69.0 million of net favorable development in property lines from the 2007 to 2011 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from travel and accident and lender's products, both primarily from the 2009 to 2011 accident years. Contained within this short tail release was favorable development of $19.1 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $48.1 million included a net increase of $38.9 million from the insurance segment's U.K. underwriting operations for the 2007 to 2010 accident years, primarily due to an increase in Australian executive assurance reserves. In addition, U.S. primary specialty casualty reserves reflected a net increase of $23.0 million, primarily from the 2003 to 2005 accident years, and $19.8 million from U.S. professional liability in the two most recent accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.

        2011 prior period reserve development:    The insurance segment's net favorable development of $52.1 million, or 3.1 points of net earned premium, consisted of $75.7 million of net favorable development from short-tailed lines, partially offset by $23.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $68.5 million of net favorable development in property lines from the 2008 to 2010 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from surety and lender's products, both primarily from the 2008 to 2010 accident years. Contained within this short tail release was favorable development of $23.0 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $23.6 million included a net increase of $32.3 million in casualty reserves which consisted of $14.3 million of adverse development, primarily from the 2005 and 2007 accident years, on New York residential contractors business, $8.5 million of adverse development on a 2010 accident year energy casualty claim, and $9.5 million from other commercial claims. In addition, there was a net increase of $9.8 million in program business, primarily from the 2003 and 2004 accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.

        2010 prior period reserve development:    The insurance segment's net favorable development of $19.1 million, or 1.2 points of net earned premium, consisted of $56.7 million of net favorable development from short-tailed lines, partially offset by $37.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $47.7 million of net favorable development in property lines from the 2005 to 2009 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from alternative markets and lender's products, primarily from the 2005 to 2009 accident years. Net adverse development in medium-tailed and long-tailed lines of $37.6 million included a net increase of $37.4 million in casualty reserves from the 2003 to 2005 accident years, which was primarily due to a small number of high severity claims in excess casualty and a high frequency of small claims in specialty casualty. In addition, there was a net increase of $19.8 million in executive assurance business, primarily from the 2008 and 2009 accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.

  Underwriting Expenses.

        2012 versus 2011:    The insurance segment's underwriting expense ratio was 33.6% in 2012, compared to 34.7% in 2011. The acquisition expense ratio was 16.5% for 2012, compared to 16.4% for 2011. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. In addition, the 2011 acquisition expense ratio included 0.5 points related to favorable reserve development in prior accident years on certain contracts with variable commission structures. The 2012 acquisition expense ratio also reflected changes in the form of reinsurance ceded and mix of business. The insurance segment's other operating expense ratio was 17.1% for 2012, compared to 18.3% for 2011, reflecting the benefits of continued expense management and a higher level of net premiums earned.

        2011 versus 2010:    The insurance segment's underwriting expense ratio was 34.7% in 2011, compared to 34.6% in 2010. The acquisition expense ratio was 16.4% for 2011, compared to 15.7% for 2010. The 2011 acquisition expense ratio included 0.5 points related to favorable reserve development in prior accident years on certain contracts with variable commission structures, compared to 0.4 points in 2010, and also reflected changes in the form of reinsurance ceded and mix of business. The insurance segment's other operating expense ratio was 18.3% for 2011, compared to 18.9% for 2010. The 2010 operating expense ratio reflected 0.4 points related to an accrual for certain employee benefit costs recorded in 2010 that did not recur in 2011.

  Reinsurance Segment

        The following table sets forth our reinsurance segment's underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
Gross premiums written	$1,282,000	$998,520	28.4	$998,520	$874,957	14.1
Net premiums written	1,226,901	952,047	28.9	952,047	852,077	11.7
Net premiums earned	1,134,797	952,768	19.1	952,768	901,377	5.7
Fee income	5,755	559		559	2,113
Losses and loss adjustment expenses	(577,436)	(554,811)		(554,811)	(400,151)
Acquisition expenses, net	(209,901)	(184,241)		(184,241)	(178,001)
Other operating expenses	(122,546)	(92,945)		(92,945)	(91,250)

Underwriting income	$230,669	$121,330	90.1	$121,330	$234,088	(48.2)

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	50.9%	58.2%	(7.3)	58.2%	44.4%	13.8
Acquisition expense ratio	18.5%	19.3%	(0.8)	19.3%	19.7%	(0.4)
Other operating expense ratio	10.8%	9.8%	1.0	9.8%	10.1%	(0.3)

Combined ratio	80.2%	87.3%	(7.1)	87.3%	74.2%	13.1

        The components of the reinsurance segment's underwriting results are discussed below.

  Premiums Written.

        The following table sets forth our reinsurance segment's net premiums written by major line of business:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Other specialty(1)	$297,962	24	$211,019	22	$131,158	15
Property catastrophe	283,677	23	246,793	26	202,989	24
Property excluding property catastrophe(2)	265,783	22	226,013	24	249,791	29
Casualty(3)	216,067	18	181,957	19	186,774	22
Marine and aviation	84,649	7	77,309	8	77,063	9
Other(4)	78,763	6	8,956	1	4,302	1

Total	$1,226,901	100	$952,047	100	$852,077	100

Pro rata	$598,874	49	$416,321	44	$411,962	48
Excess of loss	628,027	51	535,726	56	440,115	52

Total	$1,226,901	100	$952,047	100	$852,077	100

(1)
Includes U.K. motor, trade credit, surety, workers' compensation catastrophe, accident and health and other.

(2)
Includes facultative business.

(3)
Includes professional liability, executive assurance and healthcare business.

(4)
Includes mortgage, life, casualty clash and other.

        2012 versus 2011:    The growth in net premiums written reflected increases in all lines of business, primarily in U.K. motor and mortgage business. The reinsurance segment's U.K. motor business was primarily due to new business written emanating from one significant client while the mortgage business primarily resulted from a reinsurance treaty written in the 2012 second quarter covering newly originated residential mortgages beginning in October 2011. Growth in property lines primarily resulted from new business written by the reinsurance segment's treaty and facultative operations and also reflected $10.1 million of reinstatement premiums as a result of the 2012 fourth quarter catastrophic activity while the higher level of casualty business reflects a mix of new business and the impact of improving market conditions.

        2011 versus 2010:    Increases in property catastrophe and other specialty lines were partially offset by a decrease in property other than property catastrophe and casualty business. The growth in premiums written in the property catastrophe line in 2011 reflected share increases, new business following the 2011 catastrophic events and higher premiums on in force contracts due to market conditions. The higher level of other specialty business primarily resulted from U.K. motor business, as discussed above, and growth in accident and health and trade credit business. Premiums written in casualty and property other than property catastrophe lines were lower than in 2010, reflecting non-renewals and share reductions based on market conditions.

  Net Premiums Earned.

        The following table sets forth our reinsurance segment's net premiums earned by major line of business:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Other specialty(1)	$303,805	27	$189,093	20	$95,611	11
Property catastrophe	280,185	25	238,748	25	215,148	24
Property excluding property catastrophe(2)	254,338	22	243,702	25	282,163	31
Casualty(3)	194,259	17	196,370	21	231,338	26
Marine and aviation	76,145	7	77,819	8	72,886	8
Other(4)	26,065	2	7,036	1	4,231	—

Total	$1,134,797	100	$952,768	100	$901,377	100

Pro rata	$515,764	45	$435,311	46	$449,532	50
Excess of loss	619,033	55	517,457	54	451,845	50

Total	$1,134,797	100	$952,768	100	$901,377	100

(1)
Includes U.K. motor, trade credit, surety, workers' compensation catastrophe, accident and health and other.

(2)
Includes facultative business.

(3)
Includes professional liability, executive assurance and healthcare business.

(4)
Includes mortgage, life, casualty clash and other.

        Net premiums earned in 2012 were 19.1% higher than in 2011, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. We completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. based in Zurich, Switzerland in April 2012. In the transaction, which was accounted for as a business combination under GAAP, we acquired approximately $84.1 million of net unearned premiums along with other insurance balances. Under applicable accounting rules for business combinations, the recording of such unearned premiums was not reflected as net premiums written but results in net premiums earned (primarily over a two year period). The reinsurance segment's net premiums earned in 2012 included $49.7 million related to the acquired net unearned premiums with a remaining unearned premium balance of $34.4 million at December 31, 2012. Such amount is expected to be substantially earned by the end of 2013. Net premiums earned in 2011 were 5.7% higher than in 2010.

        Losses and Loss Adjustment Expenses.    The table below shows the components of the reinsurance segment's loss ratio:

	Year Ended December 31,
	2012	2011	2010
Current year	67.7%	82.6%	58.6%
Prior period reserve development	(16.8)%	(24.4)%	(14.2)%

Loss ratio	50.9%	58.2%	44.4%

  Current Year Loss Ratio.

        2012 versus 2011:    The reinsurance segment's current year loss ratio was 14.9 points lower in 2012 than in 2011. The 2012 loss ratio included 14.7 points for current year catastrophic event activity, compared to 32.5 points in 2011. Specific 2012 catastrophic events included Superstorm Sandy in the 2012 fourth quarter, Hurricane Isaac in the 2012 third quarter and various U.S. wind/rain events in the 2012 first quarter.

        2011 versus 2010:    The reinsurance segment's current year loss ratio was 24.0 points higher in 2011 than in 2010. The 2011 loss ratio included 32.5 points for current year catastrophic event activity, compared to 9.9 points in 2010. Specific 2011 catastrophic events included the severe flooding in Thailand, the Japanese earthquake and Tsunami, the New Zealand earthquake events and various U.S. wind/rain events.

  Prior Period Reserve Development.

        2012 prior period reserve development:    The reinsurance segment's net favorable development of $190.3 million, or 16.8 points of net earned premium, consisted of $117.6 million from short-tailed lines and $72.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $92.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. Contained within this release was favorable development of $16.8 million from the 2005 to 2011 named catastrophic events. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during 2012. Net favorable development of $72.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $55.9 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $16.8 million, primarily from the 2008 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

        2011 prior period reserve development:    The reinsurance segment's net favorable development of $232.9 million, or 24.4 points of net earned premium, consisted of $118.5 million from short-tailed lines and $114.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $97.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2007 to 2010 underwriting years. Contained within this release was favorable development of $19.4 million from the 2005 to 2010 named catastrophic events. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during 2011. Net favorable development of $114.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $99.0 million, primarily from the 2002 to 2007 underwriting years, and marine and aviation reserves of $15.4 million, primarily from the 2006 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

        2010 prior period reserve development:    The reinsurance segment's net favorable development of $127.6 million, or 14.2 points of net earned premium, consisted of $84.2 million from short-tailed lines and $43.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $61.0 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2006 to 2009 underwriting years. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during 2010. Net favorable development of $43.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $34.1 million, primarily from the 2002 to 2006 underwriting years, and marine and aviation reserves of $9.3 million, primarily from the 2003 to 2007 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

  Underwriting Expenses.

        2012 versus 2011:    The underwriting expense ratio for the reinsurance segment was 29.3% in 2012, compared to 29.1% in 2011. The acquisition expense ratio for 2012 was 18.5%, compared to 19.3% for 2011. The comparison of the 2012 and 2011 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2012 of 10.8% was higher than the 2011 ratio primarily due to selected expansion of the reinsurance segment's operating platform, partially offset by the benefits of a higher level of net premiums earned.

        2011 versus 2010:    The underwriting expense ratio for the reinsurance segment was 29.1% in 2011, compared to 29.8% in 2010. The acquisition expense ratio for 2011 was 19.3%, compared to 19.7% for 2010. The comparison of the 2011 and 2010 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2011 of 9.8% was lower than the 2010 ratio of 10.1% primarily due to the higher level of net premiums earned.

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2012	2011	2010
Fixed maturities	$281,140	$331,469	$378,682
Term loan investments	15,283	2,854	—
Equity securities	7,963	7,332	1,363
Short-term investments	1,980	2,174	1,337
Other(1)	14,196	19,152	3,882

Gross investment income	320,562	362,981	385,264
Investment expenses	(25,667)	(24,783)	(20,386)

Net investment income	$294,895	$338,198	$364,878

(1)
Includes dividends on investment funds and other items.

        The pre-tax investment income yield was 2.51% for 2012, compared to 2.89% for 2011 and 3.34% for 2010. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the decrease in the pre-tax investment income yield, due in part to the prevailing interest rate environment. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

  Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

        We recorded $73.5 million of equity in net income for 2012, compared to $9.6 million of equity in net losses for 2011 and equity in net income of $61.4 million for 2010. Such amounts resulted, in part, from investments in U.S. and Euro-denominated bank loan funds which use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. Income and losses in 2012 and 2011 were primarily related to investments in two funds that employ leverage in their investment strategy, one of which invests in a portfolio of loans and another public-private investment fund ("PPIF") that invests in high quality U.S. residential and commercial mortgages.

  Net Realized Gains (Losses)

        We recorded net realized gains of $194.2 million, $110.6 million and $252.8 million, respectively, for 2012, 2011 and 2010. Currently, our portfolio is managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. See note 7, "Investment Information—Net Realized Gains (Losses)," of the notes accompanying our consolidated financial statements for additional information.

        Total return on our portfolio under management for 2012 was 5.88%, compared to 3.81% for 2011 and 7.00% for 2010. Excluding foreign exchange, total return was 5.59% for 2012, compared to 4.10% for 2011 and 7.26% for 2010. Total return is calculated on a pre-tax basis and before investment expenses.

  Net Impairment Losses Recognized in Earnings

        On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For 2012, we recorded $11.4 million of credit related impairments in earnings, compared to $9.1 million in 2011 and $11.3 million in 2010. The other-than-temporary impairments ("OTTI") recorded in 2012, 2011 and 2010 primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities and on equity securities following a review of available positive and negative evidence. See note 7, "Investment Information—Other-Than-Temporary Impairments," of the notes accompanying our consolidated financial statements for additional information.

  Other Expenses

        Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $35.3 million for 2012, compared to $31.4 million for 2011 and $28.9 million for 2010. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

  Net Foreign Exchange Gains or Losses

        Net foreign exchange losses for 2012 of $29.0 million consisted of net unrealized losses of $27.4 million and net realized losses of $1.6 million, compared to net foreign exchange gains for 2011 of $17.4 million which consisted of net unrealized gains of $23.5 million and net realized losses of $6.1 million. Net foreign exchange gains for 2010 of $28.1 million consisted of net unrealized gains of $29.5 million and net realized losses of $1.4 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the consolidated statements of income. As a result of the current financial and economic environment as well as the potential for additional investment returns, we may not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility in our shareholders' equity.

  Loss on Repurchase of Preferred Shares

        Following the issuance of $325.0 million of 6.75% Series C preferred shares in April 2012, we redeemed all of our $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares at a redemption price equal to $25.00 per share in May 2012. In accordance with GAAP, upon issuance of the Series A and B preferred shares in 2006, costs of $10.6 million were recognized as a reduction of additional paid-in capital in shareholders' equity. Following the redemption of such shares, such issue costs have been recorded as a "loss on repurchase of preferred shares" to remove the costs from additional paid-in capital. Such adjustment had no impact on total shareholders' equity or cash flows.

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

        The income tax provision on income before income taxes resulted in a benefit of 0.7% for 2012, compared to a benefit of 2.3% for 2011 and an expense of 0.9% for 2010. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. See note 12, "Income Taxes," of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2012, 2011 and 2010.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

        The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2012. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.

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

        At December 31, 2012 and 2011, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2012	2011
Insurance:
Case reserves	$1,438,575	$1,311,740
IBNR reserves	2,979,344	2,783,091

Total net reserves	$4,417,919	$4,094,831

Reinsurance:
Case reserves	$781,894	$721,032
Additional case reserves	195,033	178,640
IBNR reserves	1,709,376	1,643,660

Total net reserves	$2,686,303	$2,543,332

Total:
Case reserves	$2,220,469	$2,032,772
Additional case reserves	195,033	178,640
IBNR reserves	4,688,720	4,426,751

Total net reserves	$7,104,222	$6,638,163

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

        At December 31, 2012 and 2011, the insurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2012	2011
Executive assurance	$772,768	$636,692
Casualty	663,703	655,017
Property, energy, marine and aviation	613,176	590,098
Professional liability	598,638	631,991
Programs	592,235	541,113
Construction	430,170	403,109
National accounts	207,551	169,906
Healthcare	135,227	139,825
Surety	95,139	70,680
Travel and accident	36,568	37,645
Lenders products	28,606	12,332
Other	244,138	206,423

Total net reserves	$4,417,919	$4,094,831

        The initial reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Our insurance operations employ a number of different reserving methods depending on the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, such techniques have been given more weight in the reserving process due to the continuing maturation of their Loss Reserves and the increased availability and credibility of the historical experience. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our insurance operations through December 31, 2012 in some lines of business. See below for a discussion of the key assumptions in our insurance operations' reserving process.

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

        As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant's physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, our reinsurance operations assume that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that our reinsurance operations must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2012, there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

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

        At December 31, 2012 and 2011, the reinsurance segment's Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2012	2011
Casualty	$1,570,165	$1,600,887
Property excluding property catastrophe	323,727	336,425
Other specialty	288,797	153,455
Property catastrophe	277,817	237,804
Marine and aviation	169,190	166,294
Other	56,607	48,467

Total net reserves	$2,686,303	$2,543,332

        Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our reinsurance operations through December 31, 2012 in some lines of business. See below for a discussion of the key assumptions in our reinsurance operations' reserving process.

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

  Potential Variability in Loss Reserves

        The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2012 by operating segment. The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2012, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2012, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months	(5) points	(3) months
Third party occurrence business(1)	10	6	(10)	(6)
Third party claims-made business(2)	10	6	(10)	(6)
All other(3)	10	6	(10)	(6)
Increase (decrease) in Loss Reserves, net:
Property, energy, marine and aviation	$44,521	$55,860	$(44,521)	$(49,077)
Third party occurrence business(1)	145,676	97,237	(145,676)	(85,037)
Third party claims-made business(2)	130,774	147,881	(130,774)	(109,884)
All other(3)	94,529	108,488	(94,529)	(81,687)

(1)
Third party occurrence business includes casualty, construction, national accounts and excess workers' compensation business.

(2)
Third party claims-made business includes executive assurance, healthcare and professional liability business.

(3)
All other includes programs, surety, travel and accident and other business.

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months	(10) points	(6) months
Other specialty	5	3	(5)	(3)
Property catastrophe	5	3	(5)	(3)
Property excluding property catastrophe	5	3	(5)	(3)
Marine and aviation	5	3	(5)	(3)
Other	5	3	(5)	(3)
Increase (decrease) in Loss Reserves, net:
Casualty	$128,957	$142,163	$(128,957)	$(117,074)
Other specialty	28,938	15,541	(28,938)	(24,870)
Property catastrophe	16,096	26,125	(16,096)	(17,698)
Property excluding property catastrophe	13,220	31,571	(13,220)	(29,553)
Marine and aviation	6,317	9,782	(6,317)	(9,718)
Other	3,227	1,512	(3,227)	(1,457)

        It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2012 and are not meant to be a "best case" or "worst case" series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.

  Simulation Results

        In order to illustrate the potential volatility in our Loss Reserves, we used a Monte Carlo simulation approach to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions. At December 31, 2012, our recorded Loss Reserves by operating segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	December 31, 2012
	Insurance	Reinsurance	Total
Total net reserves	$4,417,919	$2,686,303	$7,104,222

Simulation results:
90th percentile(1)	$5,285,933	$3,398,336	$8,377,473
10th percentile(2)	$3,615,913	$2,066,083	$5,935,514

(1)
Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(2)
Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

        The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.27 billion, or $9.21 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.17 billion, or $8.45 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2012.

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

        Our insurance operations had in effect during 2012 a reinsurance program which provided coverage for certain property-catastrophe related losses equal to 27% of the first layer of $50 million in excess of a $100 million retention per occurrence and 100% of the next three layers which total $200 million in excess of $150 million. Such amounts compare to a maximum of 84% of the first $250 million in excess of a $100 million retention per occurrence for certain property catastrophe-related losses occurring during 2011 and a maximum of 77% of the first $275 million in excess of a $75 million retention per occurrence during 2010. In the 2013 first quarter, our insurance operations renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2013 equal to $200 million in excess of a $150 million retention per occurrence.

        For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 21% of gross premiums written for 2012, compared to 22% for 2011 and 23% for 2010. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectability of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See "Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations" and "Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables" for further details.

Premium Revenues and Related Expenses

        Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in our insurance operations' programs, specialty lines, collateral protection business and for participation in involuntary pools. The amount of such insurance premium estimates, included in premiums receivable and other assets, was $77.8 million at December 31, 2012, compared to $71.4 million at 2011. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

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

        The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount
Other specialty(1)	$95,946	$(29,635)	$66,311	$35,860	$(11,293)	$24,567
Casualty.	65,212	(12,389)	52,823	44,344	(6,522)	37,822
Marine and aviation	46,522	(14,851)	31,671	26,785	(6,049)	20,736
Property excluding property catastrophe	35,027	(8,157)	26,870	23,826	(6,217)	17,609
Property catastrophe	3,264	(173)	3,091	914	(46)	868
Other(2)	17,495	(5,061)	12,434	456	(25)	431

Total	$263,466	$(70,266)	$193,200	$132,185	$(30,152)	$102,033

(1)
Includes U.K. motor, trade credit, surety, workers' compensation catastrophe, accident and health and other.

(2)
Includes mortgage, life, casualty clash and other.

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

        A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2012.

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

        Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business in our underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist primarily of commissions and premium taxes paid to obtain our business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by us during 2012, 2011 or 2010.

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

        We determine the existence of an active market based on our judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. We use quoted values and other data provided by nationally recognized independent pricing sources as inputs into our process for determining fair values of our fixed maturity investments. To validate the techniques or models used by pricing sources, our review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to our knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At December 31, 2012, we obtained an average of 2.7 quotes or prices per investment, compared to 2.8 quotes or prices at December 31, 2011. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, we will challenge any prices for a security or portfolio which are considered not to be representative of fair value.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.4 billion of financial assets and liabilities measured at fair value at December 31, 2012, approximately $927.9 million, or 7.5%, were priced using non-binding broker-dealer quotes. Of the $11.97 billion of financial assets and liabilities measured at fair value at December 31, 2011, approximately $1.19 billion, or 9.9%, were priced using non-binding broker-dealer quotes.

        We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 8, "Fair Value," of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2012 by valuation hierarchy.

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

        We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record an OTTI equivalent to the entire unrealized loss. For debt securities, we separate an OTTI into two components when there are credit related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income or loss. The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

        During 2012, we recorded $11.4 million of net impairment losses recognized in earnings, compared to $9.1 million in 2011 and $11.3 million in 2010. See note 7, "Investment Information—Other-Than-Temporary Impairments," of the notes accompanying our consolidated financial statements for additional information.

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

        The following table summarizes our investable assets:

	December 31,
	2012	2011
Fixed maturities available for sale, at fair value	$9,839,988	$9,375,604
Fixed maturities, at fair value(1)	363,541	147,779
Fixed maturities pledged under securities lending agreements, at fair value(2)	42,600	56,393

Total fixed maturities	10,246,129	9,579,776
Short-term investments available for sale, at fair value	722,121	904,219
Short-term investments pledged under securities lending agreements, at fair value(2)	8,248	—
Cash	371,041	351,699
Equity securities available for sale, at fair value	312,749	299,584
Equity securities, at fair value(1)	25,954	87,403
Other investments available for sale, at fair value	549,280	238,111
Other investments, at fair value(1)	527,971	131,721
TALF investments, at fair value(3)	—	387,702
Investments accounted for using the equity method(4)	307,105	380,507

Total cash and investments	13,070,598	12,360,722
Securities sold but not yet purchased(5)	(6,924)	(27,178)
Securities transactions entered into but not settled at the balance sheet date	(18,540)	(17,339)

Total investable assets	$13,045,134	$12,316,205

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

(3)
During the 2012 fourth quarter, we sold all investments held under the Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF") and the related secured financing was extinguished accordingly.

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

        At December 31, 2012, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from S&P/Moody's of "AA-/Aa2" and an average yield to maturity (imbedded book yield), before investment expenses, of 2.60%. At December 31, 2011, our fixed income portfolio had average credit quality ratings from S&P/Moody's of "AA/Aa1" and an average yield to maturity (imbedded book yield), before investment expenses, of 2.98%. Our investment portfolio had an average effective duration of 3.06 years at December 31, 2012, compared to 2.99 years at December 31, 2011. At December 31, 2012, approximately $8.35 billion, or 64%, of our total investments and cash was internally managed, compared to $7.9 billion, or 66%, at December 31, 2011.

        The following table summarizes our fixed maturities by type:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses(2)
At December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$3,132,645	$105,798	$(6,710)	$3,033,557	$(62)
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411	(9,329)
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685	(17)
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119	(270)
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605	(19)
Non-U.S. government securities	1,087,310	33,701	(8,860)	1,062,469	—
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309	(3,346)

Total	$10,246,129	$309,850	$(35,876)	$9,972,155	$(13,043)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,719,052	$79,407	$(29,922)	$2,669,567	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	762,321	33,486	(17,684)	746,519	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)

Total	$9,579,776	$296,743	$(84,703)	$9,367,736	$(29,051)

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the investment of collateral received and reinvested and included the fixed maturities and short-term investments pledged.

(2)
Represents the total other-than-temporary impairments ("OTTI") recognized in accumulated other comprehensive income ("AOCI"). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2012, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $2.0 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

        The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements:

	December 31, 2012		December 31, 2011
Rating(1)	Estimated Fair Value	Total	Estimated Fair Value	Total
U.S. government and government agencies(2)	$2,523,212	24.6	$3,154,480	32.9
AAA	3,413,431	33.3	3,229,161	33.7
AA	1,563,846	15.3	1,425,249	14.9
A	1,501,156	14.7	884,957	9.2
BBB	538,140	5.3	412,566	4.3
BB	174,527	1.7	140,029	1.5
B	220,772	2.2	165,003	1.7
Lower than B	175,866	1.7	114,672	1.2
Not rated	135,179	1.2	53,659	0.6

Total	$10,246,129	100.0	9,579,776	100.0

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

        The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	December 31, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$2,113,835	$(28,439)	79.3	$1,692,722	$(44,803)	52.9
10 - 20%	43,871	(6,363)	17.7	144,523	(20,222)	23.9
20 - 30%	3,086	(1,074)	3.0	38,749	(11,709)	13.8
30 - 80%	—	—	—	15,244	(7,969)	9.4

Total	$2,160,792	$(35,876)	100.0	$1,891,238	$(84,703)	100.0

        The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	December 31, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$87,223	$(2,513)	7.0	$143,782	$(6,418)	7.6
10 - 20%	9,107	(1,529)	4.3	33,926	(5,484)	6.5
20 - 30%	—	—	—	26,733	(8,042)	9.5
30 - 80%	—	—	—	14,206	(7,460)	8.8

Total	$96,330	$(4,042)	11.3	$218,647	$(27,404)	32.4

        At December 31, 2012, below-investment grade securities comprised approximately 5% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to approximately 5% at December 31, 2011. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in "Corporate bonds." Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of "BB" or less). In the table above, corporate bonds represented 32% of the total below investment grade securities at fair value, mortgage backed securities represented 49% of the total and 19% were in other classes at December 31, 2012. At December 31, 2011, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

        We determine estimated recovery values for our fixed maturities and fixed maturities pledged under securities lending agreements following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions. In the tables above, securities at December 31, 2012 which were in greater unrealized loss positions were primarily in asset backed and mortgage backed securities where the estimated fair value for the securities was lower than our expected recovery value.

        The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2012, excluding guaranteed amounts:

	Estimated Fair Value	Credit Rating(1)
General Electric Co.	$79,947	AA+/A1
SBA Communications Corp.	48,460	NR/A2
Caterpillar Inc.	46,205	A/A2
AT&T Inc.	44,103	A-/A2
Crown Castle Int'l Corp.	38,960	NR/A3
Abbey National Treasury Svcs	37,351	A/A2
National Bank of Canada	29,666	A-/Aa2
Desjardins Group	29,329	A+/Aa1
Verizon Communications Inc.	28,781	A-/A2
Royal Dutch Shell PLC	28,725	AA/Aa1

Total	$411,527

(1)
Ratings as assigned by S&P/Moody's.

        Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2012, our investments in mortgage-backed securities ("MBS"), excluding commercial mortgage-backed securities, amounted to approximately $1.53 billion, or 11.7% of total investable assets, compared to $1.59 billion, or 12.9%, at December 31, 2011. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.

        The residential mortgage market in the U.S has experienced a variety of difficulties in certain underwriting periods. Delinquencies and losses with respect to residential mortgage loans generally increased for such periods and may continue to increase, particularly in the subprime sector. In addition, residential property values in many states have declined or remained stable after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities ("CMBS"). At December 31, 2012, CMBS constituted approximately $824.2 million, or 6.3% of total investable assets, compared to $1.05 billion, or 8.5%, at December 31, 2011. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

        The following table provides information on our mortgage backed securities ("MBS") and CMBS at December 31, 2012, excluding amounts guaranteed by the U.S. government:

					Fair Value
	Issuance Year		Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003		$2,134	AA-	$2,271	106.4%	0.0%
	2004		10,006	BB+	9,920	99.1%	0.1%
	2005		46,969	CCC+	48,716	103.7%	0.4%
	2006		63,120	B	64,249	101.8%	0.5%
	2007		46,698	C	50,799	108.8%	0.4%
	2008		6,121	CC+	6,206	101.4%	0.0%
	2009	(6)	25,502	AA-	27,795	109.0%	0.2%
	2010	(6)	24,705	AAA	24,330	98.5%	0.2%
	2012	(6)	101,633	AAA	102,657	101.0%	0.8%

Total non-agency MBS			$326,888	BBB-	$336,943	103.1%	2.6%

Non-agency CMBS:	2004		986	AAA	901	91.4%	0.0%
	2005		1,522	A+	1,538	101.1%	0.0%
	2006		3,338	A+	3,592	107.6%	0.0%
	2007		27,041	A	29,174	107.9%	0.2%
	2008		649	AA+	631	97.2%	0.0%
	2010		117,200	AAA	126,831	108.2%	1.0%
	2011		144,593	AAA	155,586	107.6%	1.2%
	2012		302,661	AAA	310,181	102.5%	2.4%

Total non-agency CMBS			$597,990	AAA	$628,434	105.1%	4.8%

Additional Statistics:

	Non-Agency MBS
			Non-Agency CMBS(1)
	Re-REMICs	All Other
Weighted average loan age (months)	80	77	22
Weighted average life (months)(2)	17	48	62
Weighted average loan-to-value %(3)	70.4%	68.9%	59.7%
Total delinquencies(4)	22.0%	19.9%	1.2%
Current credit support %(5)	53.3%	12.6%	28.6%

(1)
Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at December 31, 2012. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)
The range of loan-to-values is 28% to 86% on MBS and 12% to 114% on CMBS.

(4)
Total delinquencies includes 60 days and over.

(5)
Current credit support % represents the % for a collateralized mortgage obligation ("CMO") or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6)
Primarily represents Re-REMICs with an average credit quality of "AAA" from Fitch Ratings.

        The following table provides information on our asset backed securities ("ABS") at December 31, 2012:

			Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards(1)	$331,009	AAA	$336,609	101.7%	2.6%
Equipment(2)	240,867	A	243,350	101.0%	1.9%
Loans(3)	129,708	AA+	130,289	100.4%	1.0%
Autos(4)	145,020	AAA	145,148	100.1%	1.1%
Rate reduction bonds(5)	78,115	AAA	81,747	104.6%	0.6%
U.K. securitized(6)	50,571	AAA	52,676	104.2%	0.4%
Commodities(7)	35,000	AAA	35,635	101.8%	0.3%
Home equity(8)	13,548	B	17,474	129.0%	0.1%
Other	30,471	AA-	31,071	102.0%	0.2%

Total ABS	$1,054,309	AA	$1,073,999	101.9%	8.2%

The effective duration of the total ABS was 2.2 years at December 31, 2012.

(1)
The weighted average credit support % on credit cards is 13%.

(2)
The weighted average credit support % on equipment is 7%.

(3)
The weighted average credit support % on loans is 36%.

(4)
The weighted average credit support % on autos is 27%.

(5)
The weighted average credit support % on rate reduction bonds is 6%.

(6)
The weighted average credit support % on U.K. securitized is 20%.

(7)
The weighted average credit support % on commodities is 6%.

(8)
The weighted average credit support % on home equity is 21%.

        At December 31, 2012, our fixed income portfolio included $66.9 million par value in sub-prime securities with an estimated fair value of $42.1 million and an average credit quality of "A-/B2" from S&P/ Moody's. At December 31, 2011, our fixed income portfolio included $40.1 million par value in sub-prime securities with an estimated fair value of $15.4 million and an average credit quality of "BB+/Ba2" from S&P/Moody's. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $5.4 million estimated fair value of sub-prime securities with an average credit quality of "CCC-/Caa3" from S&P/Moody's at December 31, 2012, compared to approximately $7.3 million estimated fair value with an average credit quality of "CCC/Caa2" from S&P/Moody's at December 31, 2011.

        At December 31, 2012, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the estimated fair value of which was $215.6 million, or approximately 1.7% of our total investable assets. These securities had an average rating of "AA+/Aa2" by S&P/Moody's with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee (f.k.a. MBIA Insurance Corporation) ($109.7 million), Assured Guaranty Ltd. ($71.8 million) and the Texas Permanent School Fund ($34.1 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at December 31, 2012.

        The following table provides information on the fair value of our Eurozone investments at December 31, 2012:

	Sovereign(2)	Financial Corporates	Other Corporates	Covered Bonds(3)	Bank Loans(4)	Equities and Other	Total
Country(1)
Germany	$199,527	$843	$10,094	$10,044	$12,712	$7,055	$240,275
Finland	118,434	254	—	—	—	—	118,688
Netherlands	—	15,439	46,040	—	6,240	15,673	83,392
France	—	6,766	28,828	16,148	4,736	13,882	70,360
Supranational(5)	29,969	—	—	—	—	—	29,969
Spain	—	—	941	15,101	3,201	328	19,571
Luxembourg	—	—	8,049	—	4,343	482	12,874
Belgium	2,014	—	7,402	—	—	—	9,416
Italy	4,092	—	—	—	828	927	5,847
Ireland	—	—	2,156	—	—	1,506	3,662
Austria	—	3,432	—	—	—	—	3,432

Total	$354,036	$26,734	$103,510	$41,293	$32,060	$39,853	$597,486

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone fixed maturities from Cyprus, Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at December 31, 2012.

(2)
Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)
Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)
Included in corporate bonds.

(5)
Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

        At December 31, 2012, our equity portfolio consisted of $331.8 million of equity securities, compared to $359.8 million at December 31, 2011. Such amounts are shown net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. Certain of our equity managers use leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified.

        The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	December 31, 2012			December 31, 2011
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0 - 10%	$114,670	$(4,704)	38.3	$74,813	$(3,651)	16.3
10 - 20%	22,851	(3,612)	29.4	26,791	(4,457)	19.9
20 - 30%	6,205	(1,973)	16.0	21,457	(7,827)	35.0
30 - 40%	1,953	(981)	8.0	5,070	(2,645)	11.9
40 - 50%	1,027	(829)	6.7	2,345	(1,984)	8.9
50 - 70%	148	(191)	1.6	1,492	(1,780)	8.0

Total	$146,854	$(12,290)	100.0	$131,968	$(22,344)	100.0

        On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover its cost basis. A substantial portion of the equity securities with unrealized losses were less than 20% under their cost basis and less than 12 months in a continual unrealized loss position at December 31, 2012. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities.

        The following table summarizes our other investments:

	December 31,
	2012	2011
Available for sale securities:
Asian and emerging markets	$316,860	$65,284
Investment grade fixed income	220,410	153,407
Non-investment grade fixed income	—	—
Other	12,010	19,420

Total available for sale	549,280	238,111

Fair value option:
Term loan investments (par value: $242,403 and $118,504)	241,304	113,911
Asian and emerging markets	24,035	—
Investment grade fixed income	69,852	2,381
Non-investment grade fixed income	11,093	—
Other	181,687	15,429

Total fair value option	527,971	131,721

Total	$1,077,251	$369,832

        Certain of our other investments are in investment funds for which we have the option to redeem at agreed upon values as described in each investment fund's subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact our ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.

        Investment funds accounted for using the equity method (excluding our investment in Aeolus LP) totaled $302.5 million at December 31, 2012, compared to $345.3 million at December 31, 2011. Certain of our investments, primarily those included in "other investments" and "investments accounted for using the equity method" on our balance sheet, may use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified. In addition, the structures used to generate leverage may lead to such investment funds being required to meet covenants based on market valuations and asset coverage. Market valuation declines in the funds could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the funds may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

        Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, "Fair Value" of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2012 and 2011 by level.

  Premiums Receivable and Reinsurance Recoverables

        At December 31, 2012, 69.6% of premiums receivable of $688.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.7% of the total. At December 31, 2011, 72.6% of premiums receivable of $501.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.8% of the total. Approximately 18.9% of the $41.0 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2012, compared to 2.3% of the $33.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2011. The amount in excess of 90 days overdue was substantially collected in the 2013 first quarter. At December 31, 2012 and 2011, our reserves for doubtful accounts were approximately $12.0 million and $14.2 million, respectively.

        At December 31, 2012, approximately 87.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 4.7% of our total shareholders' equity. At December 31, 2011, approximately 90.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.4% of our total shareholders' equity.

        The following table details our reinsurance recoverables at December 31, 2012:

	% of Total	A.M. Best Rating(1)
Everest Reinsurance Company	12.9%	A+
Munich Reinsurance America, Inc.	9.9%	A+
Lloyd's syndicates(2)	8.3%	A
Odyssey America Reinsurance Corporation(3)	5.7%	A
Transatlantic Reinsurance Company	4.9%	A
Allied World Assurance Company Ltd.	4.8%	A
Partner Reinsurance Company of the U.S.	4.8%	A+
Hannover Rückversicherung AG	3.6%	A+
Swiss Reinsurance America Corporation	3.4%	A+
Platinum Underwriters Reinsurance Inc.	2.8%	A
Berkley Insurance Company	2.8%	A+
ACE Property & Casualty Insurance Company	2.8%	A+
Alterra Reinsurance Ltd.	2.4%	A
XL Reinsurance America	2.3%	A
Endurance Reinsurance Corporation of America	2.0%	A
AXIS Reinsurance Company	1.7%	A
All other(4)	24.9%

Total	100.0%

(1)
The financial strength ratings are as of February 13, 2013 and were assigned by A.M. Best based on its opinion of the insurer's financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of "A+" is designated "Superior"; and the "A" rating is designated "Excellent." Additionally, A.M. Best has five classifications within the "Not Rated" or "NR" category. Reasons for an "NR" rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)
The A.M. Best group rating of "A" (Excellent) has been applied to all Lloyd's syndicates.

(3)
A significant portion of amounts due from Odyssey America Reinsurance Corporation is collateralized through reinsurance trusts.

(4)
Such amount included 12.4% due from companies rated "A-" or better and 12.5% from companies not rated. For items not rated, a substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

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

  Shareholders' Equity

        Our shareholders' equity was $5.17 billion at December 31, 2012, compared to $4.59 billion at December 31, 2011. The increase in the 2012 of $576.8 million was primarily attributable to net income and a higher level of unrealized gains on our investment portfolio, partially offset by share repurchase activity.

  Book Value per Common Share

        The following table presents the calculation of book value per common share at December 31, 2012 and 2011:

	December 31,
(U.S. dollars in thousands, except share data)	2012	2011
Calculation of book value per common share:
Total shareholders' equity	$5,168,878	$4,592,074
Less preferred shareholders' equity	(325,000)	(325,000)

Common shareholders' equity	$4,843,878	$4,267,074
Common shares outstanding(1)	133,842,613	134,358,345

Book value per common share	$36.19	$31.76

(1)
Excludes the effects of 8,221,444 and 8,706,441 stock options and 480,406 and 298,425 restricted stock units outstanding at December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

        ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the Series C non-cumulative preferred shares and common shares. ACGL's readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $14.7 million at December 31, 2012, compared to $8.0 million at December 31, 2011. During 2012, ACGL received dividends of $258.5 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.

        The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement ("ECR") which is established by reference to either the BSCR model ("BSCR") or an approved internal capital model. At December 31, 2012, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.32 billion ($2.28 billion at December 31, 2011) and statutory capital and surplus of $5.01 billion ($4.56 billion at December 31, 2011), which amounts were in compliance with Arch Re Bermuda's ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.25 billion to ACGL during 2013 without providing an affidavit to the BMA, as discussed above. In addition, under BMA guidelines that became effective on January 1, 2013, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the "Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2012.

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

        Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2012 and 2011, such amounts approximated $5.47 billion and $5.60 billion, respectively.

        Our non-U.S. operations account for a significant percentage of our net premiums written. In general, the business written by our non-U.S. operations, which is heavily weighted towards reinsurance business, has been more profitable than the business written in our U.S. operations, which is weighted more towards insurance business. In general, our reinsurance segment has operated at a higher margin than our insurance segment, which is due to prevailing market conditions and the mix and type of business written. The most profitable line of business in the current environment continues to be catastrophe-exposed property reinsurance, which is written primarily in our non-U.S. operations. Additionally, a significant component of our pre-tax income is generated through our investment performance. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2012 calendar year, the U.S. groups ceded business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 46% (compared to 51% for 2011). All of the above factors have resulted in the non-U.S. group providing a higher contribution to our overall pre-tax income in the current period than the percentage of net premiums written would indicate.

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

        The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2012	2011	2010
Total cash provided by (used for):
Operating activities	$921,603	$866,112	$802,074
Investing activities	(395,968)	(538,420)	16,097
Financing activities	(513,035)	(337,135)	(785,637)
Effects of exchange rate changes on foreign currency cash	6,742	(1,598)	(4,365)

Increase (decrease) in cash	$19,342	$(11,041)	$28,169

  •
  Cash provided by operating activities for 2012 was higher than in 2011, primarily due to a higher level of premium receipts. Such amounts more than offset a higher level of paid losses in 2012, including outflows on catastrophic events from 2010 and 2011 and the maturation of our reserves. Receipts from interest and dividend income were lower for 2012 due, in part, to changes in investment mix, timing and portfolio yields and also reflected a higher level of cash outflows for operating expenses.

  •
  Cash used for investing activities for 2012 was lower than in 2011. Investing activities in 2012 reflected increases in both purchases and sales of fixed maturity investments compared to 2011, a higher level of funding for other investments (funding of existing and new investments) and the sale of all remaining TALF investments. In addition, we acquired the trade credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. which resulted in a net cash inflow during 2012 of $28.9 million.

  •
  Cash used for financing activities for 2012 was higher than in 2011. The 2012 period reflected $172.1 million of share repurchases under our share repurchase program, compared to $287.6 million in 2011. In the 2012 second quarter, we issued $325 million liquidation value of Series C non-cumulative preferred shares and repurchased all existing Series A and B non-cumulative preferred shares. In addition, as noted above, we sold all remaining TALF investments during 2012 and the related TALF borrowings were extinguished accordingly, resulting in an increase in cash used for financing activities.

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

        On a consolidated basis, our aggregate investable assets totaled $13.05 billion at December 31, 2012, compared to $12.32 billion at December 31, 2011. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $778.8 million at December 31, 2012.

        In August 2011, S&P downgraded the U.S. credit rating from "AAA" to "AA+" with a negative outlook and warned it could lower the credit rating to "AA" within the next two years if it sees less reduction in spending than agreed to, higher interest rates, or new fiscal pressures during the period result in a higher general government debt trajectory. In addition, both Moody's and Fitch have announced the possibility of a downgrade to the U.S. credit rating. The impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of December 31, 2012 included $1.13 billion of obligations of the U.S. government and government agencies at fair value and $1.46 billion of municipal bonds at fair value. Please refer to Item 1A "Risk Factors" for a discussion of other risks relating to our business and investment portfolio.

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

        In February 2013, our U.S.-based subsidiaries entered into a definitive agreement to acquire CMG Mortgage Insurance Company ("CMG MI") from its current owners, PMI Mortgage Insurance Co. ("PMI"), which is in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company. We also agreed to acquire PMI's mortgage insurance operating platform and related assets from PMI. It is anticipated that the transaction will close within 12 months, subject to approvals of the Arizona receivership court, applicable regulators and government-sponsored enterprises ("GSE"), and the satisfaction of customary closing conditions. At closing, it is currently estimated that our U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period. In connection with the closing of the transactions, PMI and an affiliate of our U.S.-based subsidiaries will enter into a quota share reinsurance agreement pursuant to which such affiliate, as the reinsurer, will agree to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. Subject to applicable regulatory and GSE approvals, such affiliate also will provide quota share reinsurance to CMG MI through a reinsurance agreement that will become effective prior to the closing. In addition, we will enter into a services agreement with PMI to provide for necessary services to administer the run-off of PMI's legacy business at the direction of PMI.

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

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through December 31, 2012, ACGL has repurchased approximately 108.7 million common shares for an aggregate purchase price of $2.73 billion. At December 31, 2012, approximately $769.9 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

        In August 2011, we entered into a three-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility. Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to letter of credit facilities for up to a total of $98.5 million, which are available on a limited basis and for limited purposes. Refer to note 14, "Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities," of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

        In April 2012, ACGL completed the underwritten public offering of $325 million of its 6.75% Series C non-cumulative preferred shares. The net proceeds from the offering of approximately $316 million and other available funds were used to redeem all of ACGL's $200 million of 8.0% Series A preferred shares and $125 million of 7.875% Series B preferred shares. The preferred shares were redeemed at a price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date. Except in specified circumstances relating to certain tax or corporate events, the Series C non-cumulative preferred shares are not redeemable prior to April 2, 2017. Dividends on the Series C preferred shares are non-cumulative. Consequently, in the event dividends are not declared on the Series C preferred shares for any dividend period, holders of preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Series C preferred shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of ACGL's board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears on the last day of each period. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.75% of the $25.00 liquidation preference per annum.

        At December 31, 2012, ACGL's capital of $5.57 billion consisted of $300.0 million of senior notes, representing 5.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.8% of the total, $325.0 million of preferred shares, representing 5.8% of the total, and common shareholders' equity of $4.84 billion, representing the balance. At December 31, 2011, ACGL's capital of $4.99 billion consisted of $300.0 million of senior notes, representing 6.0% of the total, $100.0 million of revolving credit agreement borrowings, representing 2.0% of the total, $325.0 million of preferred shares, representing 6.5% of the total, and common shareholders' equity of $4.27 billion, representing the balance. The increase in capital during 2012 was primarily attributable to net income, partially offset by share repurchase activity.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Letter of Credit and Revolving Credit Facilities

        As of December 31, 2012, we had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the "Credit Agreement"). Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.09 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2011 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders' equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2012. The Credit Agreement expires on August 18, 2014.

        We have access to other letter of credit facilities for up to a total of $81.3 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the "LOC Facilities"). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2012. At such date, we had approximately $439.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $514.3 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

Senior Notes

        In May 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. For 2012, 2011 and 2010, interest expense on the Senior Notes was $22.1 million. The fair value of the Senior Notes at December 31, 2012 and 2011 was $379.1 and $353.8, respectively.

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

Contractual Obligations

        The following table provides an analysis of our contractual commitments at December 31, 2012:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt obligations	$400,000	$—	$100,000	$—	$300,000
Interest expense on long-term debt obligations	476,475	23,490	45,060	44,100	363,825
Operating lease obligations	137,674	17,685	32,770	27,924	59,295
Purchase obligations	21,506	11,387	8,212	1,907	—
Reserve for losses and loss adjustment expenses, gross(1)	8,933,292	2,571,066	2,905,311	1,369,992	2,086,923
Deposit accounting liabilities(2)	27,594	1,031	2,989	1,192	22,382
Contractholder payables(3)	865,728	249,277	290,346	136,531	189,574
Securities lending collateral(4)	52,356	52,356	—	—	—
Investment in Joint Venture(5)	100,000	—	—	—	100,000
Unfunded investment commitments(6)	778,836	778,836	—	—	—

Total	$11,793,461	$3,705,128	$3,384,688	$1,581,646	$3,121,999

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 66% of our reserves for losses and loss adjustment expenses were incurred but not reported at December 31, 2012.

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

        In accordance with the SEC's Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2012. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.

        The sensitivity analysis performed as of December 31, 2012 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2012 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

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

        The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2012 and 2011:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	50	100
At December 31, 2012
Total fair value	$12,463.4	$12,303.5	$12,121.9	$11,937.4	$11,751.6
Change from base	2.82%	1.50%	—	(1.52)%	(3.05)%
Change in unrealized value	$341.5	$181.6	$—	$(184.5)	$(370.3)
At December 31, 2011
Total fair value	$11,320.9	$11,215.5	$11,067.5	$10,905.6	$10,743.4
Change from base	2.29%	1.34%	—	(1.46)%	(2.93)%
Change in unrealized value	$253.4	$148.0	$—	$(161.9)	$(324.1)

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

        The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2012 and 2011:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	50	100
At December 31, 2012
Total fair value	$12,337.5	$12,242.7	$12,121.9	$12,008.8	$11,894.8
Change from base	1.78%	1.00%	—	(0.93)%	(1.87)%
Change in unrealized value	$215.6	$120.8	$—	$(113.1)	$(227.1)
At December 31, 2011
Total fair value	$11,297.6	$11,189.3	$11,067.5	$10,952.5	$10,836.4
Change from base	2.08%	1.10%	—	(1.04)%	(2.09)%
Change in unrealized value	$230.1	$121.8	$—	$(115.0)	$(231.1)

        Another method that attempts to measure portfolio risk is Value-at-Risk ("VaR"). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio's initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio's loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio's initial value. As of December 31, 2012, our portfolio's VaR was estimated to be 2.75%, compared to an estimated 3.23% at December 31, 2011.

        Equity Securities, Privately Held Securities and Other Investments.    Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2012 and 2011, the fair value of our investments in equity securities, privately held securities (excluding our investment in Aeolus LP which is accounted for using the equity method) and certain other investments totaled $563.7 million and $508.5 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $56.4 million and $50.8 million at December 31, 2012 and 2011, respectively, and would have decreased book value per common share by approximately $0.42 and $0.38, respectively.

        Investment-Related Derivatives.    Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, "Derivative Instruments," of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At December 31, 2012, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $390.7 million, compared to $877.9 million at December 31, 2011. A 100 basis point depreciation of the underlying exposure to these derivative instruments at December 31, 2012 and 2011 would have resulted in a reduction in net income of approximately $3.9 million and $8.8 million, respectively, and would have decreased book value per common share by $0.03 and $0.07, respectively.

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

        The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at December 31, 2012 and 2011:

	December 31,
(U.S. dollars in thousands, except per share data)	2012	2011
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders' equity and derivatives	$146,227	$143,761
Shareholders' equity denominated in foreign currencies(1)	290,310	247,135
Net foreign currency forward contracts outstanding(2)	(76,517)	(16,569)

Net assets denominated in foreign currencies	$360,020	$374,327
Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders' equity	$(36,002)	$(37,433)
Book value per common share	$(0.27)	$(0.28)
Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders' equity	$36,002	$37,433
Book value per common share	$0.27	$0.28

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

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2013

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	December 31,
	2012	2011
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,567,290 and $9,165,438)	$9,839,988	$9,375,604
Short-term investments available for sale, at fair value (amortized cost: $719,848 and $909,121)	722,121	904,219
Investment of funds received under securities lending, at fair value (amortized cost: $42,302 and $48,577)	42,531	48,419
Equity securities available for sale, at fair value (cost: $298,414 and $299,058)	312,749	299,584
Other investments available for sale, at fair value (cost: $519,955 and $235,381)	549,280	238,111
Investments accounted for using the fair value option	917,466	366,903
TALF investments, at fair value (2011 amortized cost: $373,040)	—	387,702
Investments accounted for using the equity method	307,105	380,507

Total investments	12,691,240	12,001,049
Cash	371,041	351,699
Accrued investment income	71,748	70,739
Investment in joint venture (cost: $100,000)	107,284	107,576
Fixed maturities and short-term investments pledged under securities lending, at fair value	50,848	56,393
Premiums receivable	688,873	501,563
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,870,037	1,851,584
Contractholder receivables	865,728	748,231
Prepaid reinsurance premiums	298,484	265,696
Deferred acquisition costs, net	262,822	227,884
Receivable for securities sold	19,248	462,891
Other assets	519,409	460,052

Total Assets	$17,816,762	$17,105,357

Liabilities
Reserve for losses and loss adjustment expenses	$8,933,292	$8,456,210
Unearned premiums	1,647,978	1,411,872
Reinsurance balances payable	188,546	133,866
Contractholder payables	865,728	748,231
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
TALF borrowings, at fair value (2011 par: $310,868)	—	310,486
Securities lending payable	52,356	58,546
Payable for securities purchased	37,788	480,230
Other liabilities	522,196	513,842

Total Liabilities	12,647,884	12,513,283

Commitments and Contingencies
Shareholders' Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 168,255,572 and 164,636,338)	561	549
Additional paid-in capital	227,778	161,419
Retained earnings	5,354,361	4,796,655
Accumulated other comprehensive income, net of deferred income tax	287,017	153,923
Common shares held in treasury, at cost (shares: 34,412,959 and 30,277,993)	(1,025,839)	(845,472)

Total Shareholders' Equity	5,168,878	4,592,074

Total Liabilities and Shareholders' Equity	$17,816,762	$17,105,357

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Net premiums written	$3,052,235	$2,673,326	$2,511,040
Change in unearned premiums	(117,095)	(41,511)	41,443

Net premiums earned	2,935,140	2,631,815	2,552,483
Net investment income	294,895	338,198	364,878
Net realized gains	194,228	110,646	252,751
Other-than-temporary impairment losses	(12,175)	(13,850)	(13,073)
Less investment impairments recognized in other comprehensive income, before taxes	787	4,788	1,752

Net impairment losses recognized in earnings	(11,388)	(9,062)	(11,321)
Fee income	8,090	3,429	5,365
Equity in net income (loss) of investment funds accounted for using the equity method	73,510	(9,605)	61,400
Other income (loss)	(12,094)	(2,114)	18,511

Total revenues	3,482,381	3,063,307	3,244,067

Expenses
Losses and loss adjustment expenses	1,861,277	1,727,553	1,517,715
Acquisition expenses	508,884	462,937	441,202
Other operating expenses	465,353	432,122	432,850
Interest expense	28,525	31,691	30,007
Net foreign exchange (gains) losses	28,955	(17,366)	(28,108)

Total expenses	2,892,994	2,636,937	2,393,666

Income before income taxes	589,387	426,370	850,401
Income taxes:
Current tax expense	9,004	7,831	19,334
Deferred tax benefit	(13,014)	(17,624)	(11,605)

Income tax (benefit) expense	(4,010)	(9,793)	7,729

Net income	593,397	436,163	842,672
Preferred dividends	25,079	25,844	25,844
Loss on repurchase of preferred shares	10,612	—	—

Net income available to common shareholders	$557,706	$410,319	$816,828

Net income per common share
Basic	$4.15	$3.10	$5.43
Diluted	$4.03	$2.97	$5.18
Weighted average common shares and common share equivalents outstanding
Basic	134,446,158	132,221,970	150,545,148
Diluted	138,258,847	138,289,702	157,565,157

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Comprehensive Income
Net income	$593,397	$436,163	$842,672
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	274,718	93,847	236,736
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(787)	(4,788)	(1,752)
Reclassification of net realized gains, net of income taxes, included in net income	(158,611)	(128,350)	(169,931)
Foreign currency translation adjustments	17,774	(11,289)	924

Other comprehensive income (loss)	133,094	(50,580)	65,977

Comprehensive Income	$726,491	$385,583	$908,649

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Non-Cumulative Preferred Shares
Balance at beginning of year	$325,000	$325,000	$325,000
Shares issued—Series C	325,000	—	—
Shares repurchased—Series A and B	(325,000)	—	—

Balance at end of period	325,000	325,000	325,000

Common Shares
Balance at beginning of year	549	534	548
Common shares issued, net	12	15	16
Purchases of common shares under share repurchase program	—	—	(30)

Balance at end of year	561	549	534

Additional Paid-in Capital
Balance at beginning of year	161,419	110,325	253,466
Common shares issued, net	6,823	5,767	4,906
Issue costs on Series C preferred shares	(9,398)	—	—
Reversal of issue costs on repurchase of preferred shares	10,612	—	—
Exercise of stock options	14,218	12,305	37,866
Common shares retired	—	—	(217,562)
Amortization of share-based compensation	42,303	30,986	31,065
Other	1,801	2,036	584

Balance at end of year	227,778	161,419	110,325

Retained Earnings
Balance at beginning of year	4,796,655	4,386,336	3,605,809
Cumulative effect of change in accounting principle(1)	—	—	(36,301)

Balance at beginning of year, as adjusted	4,796,655	4,386,336	3,569,508
Net income	593,397	436,163	842,672
Preferred share dividends	(25,079)	(25,844)	(25,844)
Loss on repurchase of preferred shares	(10,612)	—	—

Balance at end of year	5,354,361	4,796,655	4,386,336

Accumulated Other Comprehensive Income
Balance at beginning of year	153,923	204,503	138,526
Change in unrealized appreciation in value of investments, net of deferred income tax	116,107	(34,503)	66,805
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(787)	(4,788)	(1,752)
Foreign currency translation adjustments, net of deferred income tax	17,774	(11,289)	924

Balance at end of year	287,017	153,923	204,503

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(845,472)	(549,912)	—
Shares repurchased for treasury	(180,367)	(295,560)	(549,912)

Balance at end of year	(1,025,839)	(845,472)	(549,912)

Total Shareholders' Equity	$5,168,878	$4,592,074	$4,476,786

(1)
Adoption of accounting guidance regarding costs incurred that can be capitalized by insurance entities.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$593,397	$436,163	$842,672
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(199,547)	(113,922)	(262,684)
Net impairment losses recognized in earnings	11,388	9,062	11,321
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(43,633)	71,100	(56,035)
Share-based compensation	42,303	30,986	31,065
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	395,901	274,622	215,570
Unearned premiums, net of prepaid reinsurance premiums	117,095	41,552	(43,337)
Premiums receivable	(120,380)	(7,226)	83,380
Deferred acquisition costs, net	(34,371)	(1,259)	1,395
Reinsurance balances payable	42,740	5,515	(18,978)
Other liabilities	41,049	43,298	(39,196)
Other items, net	75,661	76,221	36,901

Net Cash Provided By Operating Activities	921,603	866,112	802,074

Investing Activities
Purchases of fixed maturity investments	(17,568,592)	(13,875,635)	(16,936,257)
Purchases of equity securities	(268,999)	(413,024)	(365,842)
Purchases of other investments	(1,000,049)	(593,862)	(523,532)
Proceeds from the sales of fixed maturity investments	16,366,306	12,398,253	16,654,774
Proceeds from the sales of equity securities	313,617	369,503	70,441
Proceeds from the sales of other investments	443,630	543,757	379,100
Proceeds from redemptions and maturities of fixed maturity investments	1,115,594	1,034,489	949,870
Net (purchases) sales of short-term investments	185,919	(2,389)	(341,887)
Change in investment of securities lending collateral	6,190	19,475	141,094
Purchase of business, net of cash acquired	28,948	—	—
Purchases of furniture, equipment and other assets	(18,532)	(18,987)	(11,664)

Net Cash Provided By (Used For) Investing Activities	(395,968)	(538,420)	16,097

Financing Activities
Proceeds from issuance of Series C preferred shares, net	315,763	—	—
Repurchase of Series A and B preferred shares	(325,000)	—	—
Purchases of common shares under share repurchase program	(172,056)	(287,561)	(761,874)
Proceeds from common shares issued, net	7,033	6,332	27,649
Proceeds from borrowings	—	—	264,526
Repayments of borrowings	(310,868)	(15,352)	(157,057)
Change in securities lending collateral	(6,190)	(19,475)	(141,094)
Other	6,664	4,765	8,057
Preferred dividends paid	(28,381)	(25,844)	(25,844)

Net Cash Used For Financing Activities	(513,035)	(337,135)	(785,637)

Effects of exchange rate changes on foreign currency cash	6,742	(1,598)	(4,365)

Increase (decrease) in cash	19,342	(11,041)	28,169
Cash beginning of year	351,699	362,740	334,571

Cash end of year	$371,041	351,699	362,740

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

        Acquisition expenses and other expenses related to the Company's underwriting operations that vary with, and are directly related to, the successful acquisition or renewal of business are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain the Company's business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by the Company during 2012, 2011 or 2010.

  (c) Deposit Accounting

        Certain assumed reinsurance contracts, which pursuant to Financial Accounting Standards Board ("FASB") guidance regarding the accounting and reporting for reinsurance and short-duration and long-duration contracts, are deemed not to transfer insurance risk, are accounted for using the deposit

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

method of accounting as prescribed in the FASB guidance regarding the accounting for insurance and reinsurance contracts that do not transfer insurance risk. However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts or deposit insurance contracts. Under the FASB guidance, for those contracts that contain an element of underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company's underwriting results. When the estimated profit margin is explicit, the margin is reflected as fee income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. For those contracts that do not transfer an element of underwriting risk, the projected profit is reflected in earnings over the estimated settlement period using the interest method and such profit is included in investment income. Additional judgments are required when applying the accounting guidance with respect to the revenue recognition criteria for contracts deemed not to transfer insurance risk. Deposit accounting liabilities, which totaled $27.6 million and $29.1 million, respectively, at December 31, 2012 and 2011, are included in "Other liabilities" on the Company's balance sheet.

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

        The Company participates in a securities lending program as a mechanism for generating additional interest income on its fixed income portfolio. Under the security lending agreements, certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as "Fixed maturities and short-term investments pledged under securities lending agreements, at fair value." The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the fair value of the loaned securities including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as "Investment of funds received under securities lending agreements, at fair value."

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

        Other investments include funds and separately managed accounts with holdings in Asian and emerging markets, fixed maturities, term loans and other investment strategies. The fair value for certain of the Company's other investments are determined using net asset values ("NAVs") as advised

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

by external fund managers. The NAV is based on the fund manager's valuation of the underlying holdings in accordance with the fund's governing documents. Investments in equity securities are carried at fair value in accordance with FASB guidance regarding the accounting for certain investments in debt and equity securities. The Company elected to carry certain other investments and equity securities at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities.

        The Company invests in limited partner equity interests issued by third party variable interest entities ("VIE"). Such amounts are included in investments accounted for using the equity method, other investments available for sale and investments accounted for using the fair value option. A VIE refers to entities that have characteristics such as (i) insufficient equity at risk to allow the entity to finance its activities without additional financial support or (ii) instances where the equity investors, as a group, do not have the characteristic of a controlling financial interest. If the Company is determined to be the primary beneficiary, it is required to consolidate the VIE. The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. At inception of the VIE as well as on an ongoing basis, the Company determines whether it is the primary beneficiary based on an analysis of the Company's level of involvement in the VIE, the contractual terms, and the overall structure of the VIE. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet and any unfunded commitment.

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

        When there are credit-related losses associated with debt securities for which the Company does not have an intent to sell and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, the amount of the OTTI related to a credit loss is recognized in earnings and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. See Note 7, "Investment Information—Other-Than-Temporary Impairments" for additional information.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  (k) Income Taxes

        Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. During 2012, the Company established a valuation allowance against certain deferred tax assets. See Note 12 for more information.

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

  (l) Share-Based Payment Arrangements

        The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders' equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. The Company's share-based payment arrangements generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The share-based compensation expense associated with such awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. In November 2012, the Company issued off-cycle share-based awards, which will cliff vest on the fifth anniversary of the grant date. The expense for such grant will be amortized on a straight- line basis over the five-year requisite service period. The off-cycle awards have similar terms as the annual award agreements, however with respect to retirement eligible employees service is required for the employee to retain the award. Retirement-eligible employees retiring prior to the fifth anniversary of the grant date will vest in a pro-rated portion of the award commensurate with the service performed. Such employees will receive the vested portion at the end of the five-year cliff period. These charges had no impact on the Company's cash flows or total shareholders' equity. See Note 17 for information relating to the Company's share-based payment awards.

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

  (o) Recent Accounting Pronouncements

        Effective January 1, 2012, the Company adopted an Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB") concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements. The impact of the adoption of the new guidance on the consolidated financial statements was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
December 31, 2009
Deferred acquisition costs, net	$280,372	$(50,528)	$229,844
Other assets(1)	469,844	14,227	484,071
Retained earnings	3,605,809	(36,301)	3,569,508
Year Ended December 31, 2011
Other operating expenses	$431,480	$642	$432,122
Income tax benefit	(9,346)	(447)	(9,793)
Net income	436,358	(195)	436,163
Net income per common share—basic	$3.10	$—	$3.10
Net income per common share—diluted	$2.97	$—	$2.97
Year Ended December 31, 2010
Other operating expenses	$432,795	$55	$432,850
Income tax expense	7,868	(139)	7,729
Net income	842,588	84	842,672
Net income per common share—basic	$5.43	$—	$5.43
Net income per common share—diluted	$5.18	$—	$5.18

(1)
Effect of change equals tax benefit included in "other assets" on the Company's balance sheet.

        Effective January 1, 2012, the Company prospectively adopted an ASU that provides clarification or changes to existing fair value measurement and disclosure requirements, including, for example, additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. See Note 8, "Fair Value," for the Company's disclosures on fair value.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Effective January 1, 2012, the Company adopted an ASU that is intended to increase the prominence of other comprehensive income in the financial statements by allowing only two options for reporting comprehensive income: (1) A single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (2) in a two-statement approach that presents the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The adoption of this ASU did not impact the presentation of the Company's consolidated financial statements.

        In December 2011, the FASB issued an ASU that expands the required disclosures about financial instruments and derivative instruments that are either offset for balance sheet presentation purposes or subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. In January 2013, the FASB issued an ASU to clarify that the scope of the ASU on financial instruments applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements the ASU. These ASUs are effective for interim and annual periods beginning on or after January 1, 2013. These ASUs are disclosure-related only and do not amend existing guidance on offsetting on the balance sheet. As such, the Company does not believe that the adoption of these ASUs will impact the presentation of its consolidated financial statements.

        In February 2013, the FASB issued new guidance requiring additional disclosures about reclassification adjustments from AOCI. This guidance will be effective for the 2013 first quarter. As this new guidance is disclosure-related only and does not amend existing guidance on the reporting of net income available to common shareholders or other comprehensive income, adoption will not impact the Company's results of operations, financial condition or liquidity.

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

        The insurance segment consists of the Company's insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. Specialty product lines include: casualty; construction; executive assurance; healthcare; lenders products; national accounts; professional liability; programs; property, energy, marine and aviation; surety; travel and accident; and other (consisting of excess workers' compensation, employer's liability, alternative markets and accident and health business).

        The reinsurance segment consists of the Company's reinsurance underwriting subsidiaries. The reinsurance segment generally seeks to write significant lines on specialty property and casualty reinsurance contracts. Classes of business include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata); and other (consisting of mortgage, life, casualty clash and other).

        Corporate and other (non-underwriting) includes net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net impairment losses recognized in earnings, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses, income taxes and items related to the Company's non-cumulative preferred shares.

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

	Year Ended December 31, 2012
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,593,959	$1,282,000	$3,869,161
Net premiums written(1)	1,825,334	1,226,901	3,052,235
Net premiums earned(1)	$1,800,343	$1,134,797	$2,935,140
Fee income	2,335	5,755	8,090
Losses and loss adjustment expenses	(1,283,841)	(577,436)	(1,861,277)
Acquisition expenses, net	(298,983)	(209,901)	(508,884)
Other operating expenses	(307,489)	(122,546)	(430,035)

Underwriting income (loss)	$(87,635)	$230,669	143,034

Net investment income			294,895
Net realized gains			194,228
Net impairment losses recognized in earnings			(11,388)
Equity in net income (loss) of investment funds accounted for using the equity method			73,510
Other income (loss)			(12,094)
Other expenses			(35,318)
Interest expense			(28,525)
Net foreign exchange losses			(28,955)

Income before income taxes			589,387
Income tax benefit			4,010

Net income			593,397
Preferred dividends			(25,079)
Loss on repurchase of preferred shares			(10,612)

Net income available to common shareholders			$557,706

Underwriting Ratios
Loss ratio	71.3%	50.9%	63.4%
Acquisition expense ratio(2)	16.5%	18.5%	17.3%
Other operating expense ratio	17.1%	10.8%	14.7%

Combined ratio	104.9%	80.2%	95.4%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31, 2011
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,444,485	$998,520	$3,436,456
Net premiums written(1)	1,721,279	952,047	2,673,326
Net premiums earned(1)	$1,679,047	$952,768	$2,631,815
Fee income	2,870	559	3,429
Losses and loss adjustment expenses	(1,172,742)	(554,811)	(1,727,553)
Acquisition expenses, net	(278,696)	(184,241)	(462,937)
Other operating expenses	(307,797)	(92,945)	(400,742)

Underwriting income (loss)	$(77,318)	$121,330	44,012

Net investment income			338,198
Net realized gains			110,646
Net impairment losses recognized in earnings			(9,062)
Equity in net income (loss) of investment funds accounted for using the equity method			(9,605)
Other income (loss)			(2,114)
Other expenses			(31,380)
Interest expense			(31,691)
Net foreign exchange gains			17,366

Income before income taxes			426,370
Income tax benefit			9,793

Net income			436,163
Preferred dividends			(25,844)

Net income available to common shareholders			$410,319

Underwriting Ratios
Loss ratio	69.8%	58.2%	65.6%
Acquisition expense ratio(2)	16.4%	19.3%	17.5%
Other operating expense ratio	18.3%	9.8%	15.2%

Combined ratio	104.5%	87.3%	98.3%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31, 2010
	Insurance	Reinsurance	Total
Gross premiums written(1)	$2,402,202	$874,957	$3,266,787
Net premiums written(1)	1,658,963	852,077	2,511,040
Net premiums earned(1)	$1,651,106	$901,377	$2,552,483
Fee income	3,252	2,113	5,365
Losses and loss adjustment expenses	(1,117,564)	(400,151)	(1,517,715)
Acquisition expenses, net	(263,201)	(178,001)	(441,202)
Other operating expenses	(312,732)	(91,250)	(403,982)

Underwriting income	$(39,139)	$234,088	194,949

Net investment income			364,878
Net realized gains			252,751
Net impairment losses recognized in earnings			(11,321)
Equity in net income of investment funds accounted for using the equity method			61,400
Other income			18,511
Other expenses			(28,868)
Interest expense			(30,007)
Net foreign exchange losses			28,108

Income before income taxes			850,401
Income tax expense			(7,729)

Net income			842,672
Preferred dividends			(25,844)

Net income available to common shareholders			$816,828

Underwriting Ratios
Loss ratio	67.7%	44.4%	59.5%
Acquisition expense ratio(2)	15.7%	19.7%	17.2%
Other operating expense ratio	18.9%	10.1%	15.8%

Combined ratio	102.3%	74.2%	92.5%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31,
INSURANCE SEGMENT	2012	2011	2010
Net premiums written(1)
Programs	$352,867	$297,985	$273,076
Property, energy, marine and aviation	294,690	335,589	321,529
Professional liability	260,705	237,860	268,176
Executive assurance	250,904	231,405	219,458
Construction	130,201	120,405	112,827
Casualty	112,307	114,235	107,962
Lenders products	86,987	86,694	92,921
National accounts	80,929	80,973	67,925
Travel and accident	80,489	71,940	71,237
Surety	53,271	42,475	34,149
Healthcare	36,814	35,652	37,508
Other(2)	85,170	66,066	52,195

Total	$1,825,334	$1,721,279	$1,658,963

Net premiums earned(1)
Programs	$326,380	$287,598	$272,406
Property, energy, marine and aviation	313,081	322,510	335,967
Professional liability	258,401	252,037	264,603
Executive assurance	241,791	228,623	218,135
Construction	129,446	112,764	109,394
Casualty	113,597	111,654	109,613
Lenders products	95,838	75,291	71,170
National accounts	79,771	79,542	74,538
Travel and accident	78,050	69,945	66,791
Surety	47,302	41,119	37,967
Healthcare	36,779	35,906	39,722
Other(2)	79,907	62,058	50,800

Total	$1,800,343	$1,679,047	$1,651,106

Net premiums written by client location(1)
United States	$1,314,577	$1,208,007	$1,183,238
Europe	271,278	273,578	272,348
Asia and Pacific	120,492	119,523	99,776
Other	118,987	120,171	103,601

Total	$1,825,334	$1,721,279	$1,658,963

Net premiums written by underwriting location(1)
United States	$1,254,623	$1,153,835	$1,133,173
Europe	472,132	463,855	436,483
Other	98,579	103,589	89,307

Total	$1,825,334	$1,721,279	$1,658,963

(1)
Insurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)
Includes excess workers' compensation, employer's liability, alternative markets and accident and health business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information (Continued)

	Year Ended December 31,
REINSURANCE SEGMENT	2012	2011	2010
Net premiums written(1)
Other specialty(2)	$297,962	$211,019	$131,158
Property catastrophe	283,677	246,793	202,989
Property excluding property catastrophe(3)	265,783	226,013	249,791
Casualty(4)	216,067	181,957	186,774
Marine and aviation	84,649	77,309	77,063
Other(5)	78,763	8,956	4,302

Total	$1,226,901	$952,047	$852,077

Net premiums earned(1)
Other specialty(2)	$303,805	$189,093	$95,611
Property catastrophe	280,185	238,748	215,148
Property excluding property catastrophe(3)	254,338	243,702	282,163
Casualty(4)	194,259	196,370	231,338
Marine and aviation	76,145	77,819	72,886
Other(5)	26,065	7,036	4,231

Total	$1,134,797	$952,768	$901,377

Net premiums written(1)
Pro rata	$598,874	$416,321	$411,962
Excess of loss	628,027	535,726	440,115

Total	$1,226,901	$952,047	$852,077

Net premiums earned(1)
Pro rata	$515,764	$435,311	$449,532
Excess of loss	619,033	517,457	451,845

Total	$1,134,797	$952,768	$901,377

Net premiums written by client location(1)
United States	$629,614	$512,319	$496,947
Europe	341,674	250,809	195,006
Asia and Pacific	104,398	75,590	28,116
Bermuda	72,864	60,246	75,517
Other	78,351	53,083	56,491

Total	$1,226,901	$952,047	$852,077

Net premiums written by underwriting location(1)
Bermuda	$595,999	$531,254	$461,890
United States	379,239	323,731	307,639
Europe	223,861	83,892	74,513
Other	27,802	13,170	8,035

Total	$1,226,901	$952,047	$852,077

(1)
Reinsurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)
Includes U.K. motor, trade credit, surety, workers' compensation catastrophe, accident and health and other.

(3)
Includes facultative business.

(4)
Includes professional liability, executive assurance and healthcare business.

(5)
Includes mortgage, life, casualty clash and other.

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

        The effects of reinsurance on the Company's written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2012	2011	2010
Premiums Written
Direct	$2,673,864	$2,402,153	$2,338,428
Assumed	1,195,297	1,034,303	928,359
Ceded	(816,926)	(763,130)	(755,747)

Net	$3,052,235	$2,673,326	$2,511,040

Premiums Earned
Direct	$2,572,078	$2,357,656	$2,345,774
Assumed	1,165,371	1,034,939	976,911
Ceded	(802,309)	(760,780)	(770,202)

Net	$2,935,140	$2,631,815	$2,552,483

Losses and Loss Adjustment Expenses
Direct	$1,725,707	$1,584,815	$1,538,131
Assumed	578,081	630,466	429,551
Ceded	(442,511)	(487,728)	(449,967)

Net	$1,861,277	$1,727,553	$1,517,715

        The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2012, approximately 87.5% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 4.7% of the Company's total shareholders' equity. At December 31, 2011, approximately 90.1% of the Company's reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of "A-" or better and the largest reinsurance recoverables from any one carrier was approximately 5.4% of the Company's total shareholders' equity. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers or retrocessionaires to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses

        The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2012	2011	2010
Reserve for losses and loss adjustment expenses at beginning of year	$8,456,210	$8,098,454	$7,873,412
Unpaid losses and loss adjustment expenses recoverable	1,818,047	1,703,201	1,659,500

Net reserve for losses and loss adjustment expenses at beginning of year	6,638,163	6,395,253	6,213,912
Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,082,805	2,012,569	1,664,411
Prior years	(221,528)	(285,016)	(146,696)

Total net incurred losses and loss adjustment expenses	1,861,277	1,727,553	1,517,715
Net losses and loss adjustment expense reserves of acquired business	31,977	—	—
Foreign exchange losses (gains)	38,184	(32,020)	(29,089)
Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(295,984)	(325,273)	(200,789)
Prior years	(1,169,395)	(1,127,350)	(1,106,496)

Total net paid losses and loss adjustment expenses	(1,465,379)	(1,452,623)	(1,307,285)
Net reserve for losses and loss adjustment expenses at end of year	7,104,222	6,638,163	6,395,253
Unpaid losses and loss adjustment expenses recoverable	1,829,070	1,818,047	1,703,201

Reserve for losses and loss adjustment expenses at end of year	$8,933,292	$8,456,210	$8,098,454

  2012 Prior Year Reserve Development

        During 2012, the Company recorded estimated net favorable development on prior year loss reserves of $221.5 million, which consisted of $190.3 million from the reinsurance segment and $31.2 million from the insurance segment.

        The reinsurance segment's net favorable development of $190.3 million, or 16.8 points of net earned premium, consisted of $117.6 million from short-tailed lines and $72.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $92.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. Contained within this release was favorable development of $16.8 million from the 2005 to 2011 named catastrophic events. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during 2012. Net favorable development of $72.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $55.9 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $16.8 million, primarily from the 2008 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

        The insurance segment's net favorable development of $31.2 million, or 1.7 points of net earned premium, consisted of $79.3 million of net favorable development from short-tailed lines, partially offset by $48.1 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $69.0 million of net favorable development in property lines from the 2007 to 2011 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from travel and accident and lender's products, both primarily from the 2009 to 2011 accident years. Contained within this short tail release was favorable development of $19.1 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $48.1 million included a net increase of $38.9 million from the insurance segment's U.K. underwriting operations for the 2007 to 2010 accident years, primarily due to an increase in Australian executive assurance reserves. In addition, U.S. primary specialty casualty reserves reflected a net increase of $23.0 million, primarily from the 2003 to 2005 accident years, and $19.8 million from U.S. professional liability in the two most recent accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.

  2011 Prior Year Reserve Development

        During 2011, the Company recorded estimated net favorable development on prior year loss reserves of $285.0 million, which consisted of $232.9 million from the reinsurance segment and $52.1 million from the insurance segment.

        The reinsurance segment's net favorable development of $232.9 million, or 24.4 points of net earned premium, consisted of $118.5 million from short-tailed lines and $114.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $97.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2007 to 2010 underwriting years. Contained within this release was favorable development of $19.4 million from the 2005 to 2010 named catastrophic events. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during 2011. Net favorable development of $114.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $99.0 million, primarily from the 2002 to 2007 underwriting years, and marine and aviation reserves of $15.4 million, primarily from the 2006 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

        The insurance segment's net favorable development of $52.1 million, or 3.1 points of net earned premium, consisted of $75.7 million of net favorable development from short-tailed lines, partially offset by $23.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $68.5 million of net favorable development in property lines from the 2008 to 2010 accident years, primarily due to varying levels of reported

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reserve for Losses and Loss Adjustment Expenses (Continued)

claims activity, with the balance emanating from surety and lender's products, both primarily from the 2008 to 2010 accident years. Contained within this short tail release was favorable development of $23.0 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $23.6 million included a net increase of $32.3 million in casualty reserves which consisted of $14.3 million of adverse development, primarily from the 2005 and 2007 accident years, on New York residential contractors business, $8.5 million of adverse development on a 2010 accident year energy casualty claim, and $9.5 million from other commercial claims. In addition, there was a net increase of $9.8 million in program business, primarily from the 2003 and 2004 accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.

  2010 Prior Year Reserve Development

        During 2010, the Company recorded estimated net favorable development on prior year loss reserves of $146.7 million, which consisted of $127.6 million from the reinsurance segment and $19.1 million from the insurance segment.

        The reinsurance segment's net favorable development of $127.6 million, or 14.2 points of net earned premium, consisted of $84.2 million from short-tailed lines and $43.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $61.0 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2006 to 2009 underwriting years. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during 2010. Net favorable development of $43.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $34.1 million, primarily from the 2002 to 2006 underwriting years, and marine and aviation reserves of $9.3 million, primarily from the 2003 to 2007 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

        The insurance segment's net favorable development of $19.1 million, or 1.2 points of net earned premium, consisted of $56.7 million of net favorable development from short-tailed lines, partially offset by $37.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $47.7 million of net favorable development in property lines from the 2005 to 2009 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from alternative markets and lender's products, primarily from the 2005 to 2009 accident years. Net adverse development in medium-tailed and long-tailed lines of $37.6 million included a net increase of $37.4 million in casualty reserves from the 2003 to 2005 accident years, which was primarily due to a small number of high severity claims in excess casualty and a high frequency of small claims in specialty casualty. In addition, there was a net increase of $19.8 million in executive assurance business, primarily from the 2008 and 2009 accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information

  Available For Sale Securities

        The following table summarizes the fair value and cost or amortized cost of the Company's securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses(2)
At December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,857,513	$105,798	$(6,710)	$2,758,425	$(62)
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411	(9,329)
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685	(17)
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119	(270)
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605	(19)
Non-U.S. government securities	998,901	33,701	(8,860)	974,060	—
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309	(3,346)

Total	9,882,588	309,850	(35,876)	9,608,614	(13,043)
Equity securities	312,749	26,625	(12,290)	298,414	—
Other investments	549,281	32,583	(3,257)	519,955	—
Short-term investments	730,370	3,522	(1,248)	728,096	—

Total	$11,474,988	$372,580	$(52,671)	$11,155,079	$(13,043)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,596,118	$79,407	$(29,922)	$2,546,633	$(1,138)
Mortgage backed securities	1,592,762	27,633	(23,226)	1,588,355	(20,466)
Municipal bonds	1,430,565	77,977	(886)	1,353,474	(105)
Commercial mortgage backed securities	1,046,326	28,780	(2,904)	1,020,450	(3,259)
U.S. government and government agencies	1,451,993	34,811	(3)	1,417,185	(207)
Non-U.S. government securities	737,477	33,486	(17,684)	721,675	—
Asset backed securities	576,757	14,649	(10,078)	572,186	(3,876)

Total	9,431,998	296,743	(84,703)	9,219,958	(29,051)
Equity securities	299,584	22,870	(22,344)	299,058	—
Other investments	238,111	8,340	(5,610)	235,381	—
Short-term investments	904,219	390	(5,292)	909,121	—

Total	$10,873,912	$328,343	$(117,949)	$10,663,518	$(29,051)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See "—Securities Lending Agreements."

(2)
Represents the total other-than-temporary impairments ("OTTI") recognized in accumulated other comprehensive income ("AOCI"). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2012, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $2.0 million, compared to a net unrealized loss of $18.0 million at December 31, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$490,784	$(3,692)	$52,334	$(3,018)	$543,118	$(6,710)
Mortgage backed securities	537,883	(4,290)	60,574	(3,194)	598,457	(7,484)
Municipal bonds	147,766	(1,120)	7,052	(301)	154,818	(1,421)
Commercial mortgage backed securities	36,649	(2,261)	8,878	(2,207)	45,527	(4,468)
U.S. government and government agencies	146,526	(1,095)	—	—	146,526	(1,095)
Non-U.S. government securities	244,827	(1,070)	135,564	(7,790)	380,391	(8,860)
Asset backed securities	234,584	(1,508)	57,371	(4,330)	291,955	(5,838)

Total	1,839,019	(15,036)	321,773	(20,840)	2,160,792	(35,876)
Equity securities	130,385	(10,200)	16,469	(2,090)	146,854	(12,290)
Other investments	23,849	(2,474)	35,083	(783)	58,932	(3,257)
Short-term investments	57,415	(1,248)	—	—	57,415	(1,248)

Total	$2,050,668	$(28,958)	$373,325	$(23,713)	$2,423,993	$(52,671)

At December 31, 2011
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$781,635	$(24,977)	$47,687	$(4,945)	$829,322	$(29,922)
Mortgage backed securities	255,101	(11,988)	44,606	(11,238)	299,707	(23,226)
Municipal bonds	39,156	(537)	14,988	(349)	54,144	(886)
Commercial mortgage backed securities	87,796	(1,676)	14,582	(1,228)	102,378	(2,904)
U.S. government and government agencies	7,059	(3)	—	—	7,059	(3)
Non-U.S. government securities	310,182	(16,139)	20,482	(1,545)	330,664	(17,684)
Asset backed securities	260,647	(8,197)	7,317	(1,881)	267,964	(10,078)

Total	1,741,576	(63,517)	149,662	(21,186)	1,891,238	(84,703)
Equity securities	130,045	(22,039)	1,923	(305)	131,968	(22,344)
Other investments	98,605	(3,053)	22,443	(2,557)	121,048	(5,610)
Short-term investments	189,100	(5,292)	—	—	189,100	(5,292)

Total	$2,159,326	$(93,901)	$174,028	$(24,048)	$2,333,354	$(117,949)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        At December 31, 2012, on a lot level basis, approximately 910 security lots out of a total of approximately 4,580 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $2.5 million. At December 31, 2011, on a lot level basis, approximately 1,150 security lots out of a total of approximately 4,520 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company's fixed maturity portfolio was $3.0 million.

        The contractual maturities of the Company's fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management's best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$446,402	$436,376	$486,986	$476,734
Due after one year through five years	3,876,062	3,769,426	2,850,578	2,793,982
Due after five years through 10 years	1,949,297	1,869,698	2,532,834	2,441,800
Due after 10 years	179,927	172,275	345,755	326,451

	6,451,688	6,247,775	6,216,153	6,038,967
Mortgage backed securities	1,532,736	1,515,411	1,592,762	1,588,355
Commercial mortgage backed securities	824,165	791,119	1,046,326	1,020,450
Asset backed securities	1,073,999	1,054,309	576,757	572,186

Total	$9,882,588	$9,608,614	$9,431,998	$9,219,958

  Securities Lending Agreements

        The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At December 31, 2012, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $50.8 million and $49.6 million, respectively, compared to $56.4 million and $54.5 million at December 31, 2011, respectively. At December 31, 2012, the portfolio of collateral backing the Company's securities lending program included approximately $5.4 million fair value of sub-prime securities with an average credit quality of "CCC/Caa2" from Standard & Poor's Rating Services ("S&P")/ Moody's Investors Service ("Moody's"), compared to $7.3 million with an average credit quality of "B-/Caa2" from S&P/Moody's at December 31, 2011.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Other Investments

        The following table summarizes the Company's other investments, including available for sale and fair value option components:

	December 31,
	2012	2011
Available for sale securities:
Asian and emerging markets	$316,860	$65,284
Investment grade fixed income	220,410	153,407
Non-investment grade fixed income	—	—
Other	12,010	19,420

Total available for sale	549,280	238,111

Fair value option:
Term loan investments (par value: $242,403 and $118,504)	241,304	113,911
Asian and emerging markets	24,035	—
Investment grade fixed income	69,852	2,381
Non-investment grade fixed income	11,093	—
Other	181,687	15,429

Total fair value option	527,971	131,721

Total	$1,077,251	$369,832

        Certain of the Company's other investments are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund's subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact the Company's ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.

  Fair Value Option

        The Company elected to carry certain fixed maturity securities, equity securities and other investments at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in "Net realized gains (losses)." The primary reasons for electing the fair value option were to reflect economic events in earnings on a timely basis and address simplification and cost-benefit considerations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

        The Company also elected to carry the securities and related borrowings under the Federal Reserve Bank of New York's ("FRBNY") Term Asset-Backed Securities Loan Facility ("TALF") at fair value under the fair value option. The securities purchased under TALF were reflected as "TALF investments, at fair value" and the secured financing from the FRBNY was reflected as "TALF borrowings, at fair value." Changes in fair value for both the securities and borrowings was included in "Net realized gains (losses)," while interest income on the TALF investments was reflected in net investment income and interest expense on the TALF borrowings was reflected in interest expense. The primary reason for electing the fair value option on the TALF investments and TALF borrowings was to mitigate volatility in equity from using different measurement attributes (i.e., TALF investments carried at fair value whereas the related TALF borrowings would be recorded on an accrual basis absent electing the fair value option). During 2012, the Company sold all remaining TALF investments and the related TALF borrowings were extinguished accordingly.

        The following table summarizes the Company's assets and liabilities which are accounted for using the fair value option:

	December 31,
	2012	2011
Fixed maturities	$363,541	$147,779
Other investments	527,971	131,721
Equity securities	25,954	87,403

Investments accounted for using the fair value option	917,466	366,903
Securities sold but not yet purchased(1)	(6,924)	(27,178)
TALF investments	—	387,702
TALF borrowings	—	(310,486)

Net assets accounted for using the fair value option	$910,542	$416,941

(1)
Represents the Company's obligations to deliver securities that it did not own at the time of sale. Such amounts are included in "other liabilities" on the Company's consolidated balance sheets.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Net Investment Income

        The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2012	2011	2010
Fixed maturities	$281,140	$331,469	$378,682
Term loan investments	15,283	2,854	—
Equity securities	7,963	7,332	1,363
Short-term investments	1,980	2,174	1,337
Other(1)	14,196	19,152	3,882

Gross investment income	320,562	362,981	385,264
Investment expenses	(25,667)	(24,783)	(20,386)

Net investment income	$294,895	$338,198	$364,878

(1)
Includes interest on term loan investments (included in "investments accounted for using the fair value option"), dividends on investment funds and other items.

  Net Realized Gains (Losses)

        Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Year Ended December 31,
	2012	2011	2010
Available for sale securities:
Gross gains on investment sales	$247,291	$271,818	$288,898
Gross losses on investment sales	(71,722)	(132,166)	(103,327)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	13,195	(12,164)	(489)
Equity securities	(73)	(31,519)	14,217
Other investments	7,383	(3,272)	—
TALF investments	629	1,412	10,176
TALF borrowings	(382)	(58)	(735)
Derivative instruments(1)	(1,326)	19,851	42,023
Other	(767)	(3,256)	1,988

Net realized gains	$194,228	$110,646	$252,751

(1)
See Note 9 for information on the Company's derivative instruments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Other-Than-Temporary Impairments

        The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the OTTI recognized in earnings by asset class:

	Year Ended December 31,
	2012	2011	2010
Fixed maturities:
Mortgage backed securities	$2,491	$5,023	$6,096
Corporate bonds	1,512	931	1,406
Non-U.S. government securities	261	—	—
Commercial mortgage backed securities	211	—	—
Asset backed securities	127	10	2,166
U.S. government and government agencies	10	—	—

Total	4,612	5,964	9,668
Investment of funds received under securities lending agreements	87	1,623	1,653
Equity securities	6,689	1,475	—

Total OTTI recognized in earnings	$11,388	$9,062	$11,321

        A description of the methodology and significant inputs used to measure the amount of OTTI in 2012 is as follows:

  •
  Equity securities—the Company utilized information received from asset managers on common stocks, including the business prospects, recent events, industry and market data and other factors and the Company considered the time period over which the equities had been in a continual unrealized loss position. Available positive and negative evidence was reviewed and, following such review, an OTTI was recorded on certain equity securities and the cost basis of such securities was adjusted down accordingly;

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

        The Company believes that the $13 million of OTTI included in accumulated other comprehensive income at December 31, 2012 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2012, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

        The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2012	2011	2010
Balance at start of year	$66,545	$86,040	$84,147
Credit loss impairments recognized on securities not previously impaired	1,962	3,736	2,501
Credit loss impairments recognized on securities previously impaired	2,735	3,850	8,820
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(9,241)	(27,081)	(9,428)

Balance at end of year	$62,001	$66,545	$86,040

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Information (Continued)

  Restricted Assets

        The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company's insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 14, "Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities," for further details. The following table details the value of the Company's restricted assets:

	December 31, 2012	December 31, 2011
Assets used for collateral or guarantees:
Affiliated transactions	$4,062,097	$4,321,535
Third party agreements	771,631	757,669
Deposits with U.S. regulatory authorities	290,441	288,458
Deposits with non-U.S. regulatory authorities	247,321	169,733
Trust funds	96,342	60,558

Total restricted assets	$5,467,832	$5,597,953

  Investment Funds Accounted For Using the Equity Method

        The Company recorded equity in net income related to investment funds accounted for using the equity method of $73.5 million for 2012, compared to equity in net loss of $9.6 million for 2011 and equity in net income of $61.4 million for 2010, respectively. Due to the ownership structure of these investment funds (e.g., limited partnership), which invest in fixed maturity securities, the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as "Equity in net income (loss) of investment funds accounted for using the equity method" while changes in the carrying value of the Company's other fixed income investments are recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders' equity. As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company's reported results of operations. Investment funds accounted for using the equity method (excluding the Company's investment in Aeolus LP) totaled $302.5 million at December 31, 2012, compared to $345.3 million at December 31, 2011.

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

        The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. At December 31, 2012, the Company obtained an average of 2.7 quotes or prices per investment, compared to 2.8 quotes or prices at December 31, 2011. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At December 31, 2012, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company's investment portfolio at December 31, 2012.

        The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of "matrix pricing" in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.4 billion of financial assets and liabilities measured at fair value at December 31, 2012, approximately $927.9 million, or 7.5%, were priced using non-binding broker-dealer quotes. Of the $11.97 billion of financial assets and liabilities measured at fair value at December 31, 2011, approximately $1.19 billion, or 9.9%, were priced using non-binding broker-dealer quotes.

        The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. A discussion of the general classification of the Company's financial instruments follows:

        Fixed maturities.    The Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors. Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities and non-U.S. government securities. The Company determined that certain Euro-denominated corporate bonds which invest in underlying portfolios of fixed income securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy and certain other corporate bonds.

        Equity securities.    The Company determined that exchange-traded equity securities would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other equity securities are included in Level 2 of the valuation hierarchy.

        Other investments.    The fair values for certain of the Company's other investments are determined using net asset values ("NAV") as advised by external fund managers. The NAV is based on the fund manager's valuation of the underlying holdings in accordance with the fund's governing documents.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

Periodically, the Company performs a number of monitoring procedures in order to assess the quality of the NAVs, including regular review and discussion of each fund's performance, regular evaluation of fund performance against applicable benchmarks and the backtesting of the NAVs against audited and interim financial statements. Other investments with liquidity terms allowing the Company to substantially redeem its holdings in a short time frame at the applicable NAV are reflected in Level 2. Other investments with redemption restrictions that prevent the Company from redeeming in the near term are classified in Level 3 of the valuation hierarchy.

        Short-term investments.    The Company determined that certain of its short-term investments held in highly liquid money market-type funds would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other short-term investments are classified in Level 2 of the valuation hierarchy.

        TALF investments and TALF borrowings.    The Company's TALF investments consisted of commercial mortgage backed securities and asset backed securities which were estimated using the procedures noted above for fixed maturities. Prices for the TALF borrowings were based on information received from an independent pricing source which utilized quoted prices of securities with similar characteristics and pricing models to determine fair value. As such, the Company included TALF investments and TALF borrowings in Level 2. During 2012, all remaining TALF investments were sold and the related TALF borrowings were extinguished accordingly.

        The Company reviews the classification of its investments each quarter. In the 2010 first quarter, the Company determined that all U.S. Treasuries would be classified as Level 1 securities. Such determination resulted in $1.09 billion of previously classified as Level 2 being moved into Level 1. No other transfers were made between Level 1 and Level 2 in 2010, 2011 or 2012. In the 2012 fourth quarter, the Company determined that certain other investments priced using a NAV would be included in Level 3 due to a review of the redemption restrictions discussed above. This resulted in a transfer of $257.8 million from Level 2 into Level 3 in the 2012 fourth quarter. In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of the following tables, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The following table presents the Company's financial assets and liabilities measured at fair value by level at December 31, 2012:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements(1):
Corporate bonds	$2,857,513	$—	$2,759,109	$98,404
Mortgage backed securities	1,532,736	—	1,532,736	—
Municipal bonds	1,463,586	—	1,463,586	—
Commercial mortgage backed securities	824,165	—	824,165	—
U.S. government and government agencies	1,131,688	1,131,688	—	—
Non-U.S. government securities	998,901	—	998,901	—
Asset backed securities	1,073,999	—	1,073,999	—

Total	9,882,588	1,131,688	8,652,496	98,404
Equity securities	312,749	312,666	83	—
Other investments	549,281	—	365,078	184,203
Short-term investments	730,370	678,442	51,928	—
Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	275,132	—	275,132	—
Non-U.S. government bonds	88,409	—	88,409	—
Equity securities	25,954	25,954	—	—
Other investments	527,971	—	332,621	195,350

Total	917,466	25,954	696,162	195,350

Total assets measured at fair value	$12,392,454	$2,148,750	$9,765,747	$477,957

Liabilities measured at fair value:
Fair value option:
Securities sold but not yet purchased(2)	$6,924	$6,924	$—	$—

Total liabilities measured at fair value	$6,924	$6,924	$—	$—

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for 2012, 2011 and 2010:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Available for sale		Fair value option
	Corporate Bonds	Other Investments	Other Investments	Total
Year Ended December 31, 2012
Balance at beginning of year	$92,091	$5,124	$—	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	4,419	1,829	(611)	5,637
Included in other comprehensive income	2,049	1,026	—	3,075
Purchases, issuances and settlements
Purchases	—	25,000	91,232	116,232
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(155)	(1,829)	—	(1,984)
Transfers in and/or out of Level 3	—	153,053	104,729	257,782

Balance at end of year	$98,404	$184,203	$195,350	$477,957

Year Ended December 31, 2011
Balance at beginning of year	$153,509	$7,858	$—	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	2,276	1,709	—	3,985
Included in other comprehensive income	(4,515)	(3,777)	—	(8,292)
Purchases, issuances and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(49,947)	(666)	—	(50,613)
Settlements	(9,232)	—	—	(9,232)
Transfers in and/or out of Level 3	—	—	—	—

Balance at end of year	$92,091	$5,124	$—	$97,215

Year Ended December 31, 2010
Balance at beginning of year	$178,385	$49,668	$—	$228,053
Total gains or (losses) (realized/unrealized)
Included in earnings(1)	11,687	3,250	—	14,937
Included in other comprehensive income	(8,744)	(694)	—	(9,438)
Purchases, issuances and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(42,157)	—	(42,157)
Settlements	(27,819)	(2,209)	—	(30,028)
Transfers in and/or out of Level 3	—	—	—	—

Balance at end of year	$153,509	$7,858	$—	$161,367

(1)
Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value (Continued)

        The amount of total gains for 2012 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012 was $5.6 million. The amount of total gains for 2011 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011 was $0.6 million. The amount of total losses for 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010 was $14.9 million.

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

        Goodwill and Intangible Assets.    The goodwill and intangible assets of acquired businesses, which totaled $38.3 million and $22.3 million, respectively, at December 31, 2012 and 2011, is included in "Other assets" in the Company's balance sheet and represents the difference between the purchase price and the fair value of the net tangible assets of the acquired businesses. The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, but at least annually for goodwill. When the Company determines goodwill and intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value.

        Long-Lived Assets.    The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable.

9. Derivative Instruments

        The Company's investment strategy allows for the use of derivative securities. The Company's derivative instruments are recorded on its consolidated balance sheets at fair value. The fair values of those derivatives are based on quoted market prices. All realized and unrealized contract gains and losses are reflected in the Company's results of operations. The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios. Certain of the Company's investments are managed in portfolios which incorporate the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements. In addition, the Company utilizes other foreign currency forward contracts and currency options as part of its investment strategy.

        The Company purchases to-be-announced mortgage backed securities ("TBAs") as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments (Continued)

backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company's position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2012 or December 31, 2011.

        The following table summarizes information on the fair values and notional values of the Company's derivative instruments. The fair values of TBAs is included in fixed maturities while the fair value of all other derivatives is included in other investments in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	Estimated Fair Value	Notional Value	Estimated Fair Value	Notional Value
At December 31, 2012
Futures contracts	$52	$300,500	$(52)	$39,900
Foreign currency forward contracts	2,809	186,059	(2,678)	210,409
TBAs	23,599	22,000	(4,346)	4,000
Other	448	21,850	(676)	28,491

Total	$26,908		$(7,752)

At December 31, 2011
Futures contracts	$771	$364,035	$(145)	$16,275
Foreign currency forward contracts	11,937	352,992	(6,558)	253,733
TBAs	23,661	23,000	(2,178)	2,000
Other	4,005	187,613	(2,048)	309,931

Total	$40,374		$(10,929)

        The following table summarizes derivative instrument activity, which is reflected as net realized gains or losses in the consolidated statements of operations:

	Year Ended December 31,
Derivatives not designated as hedging instruments	2012	2011	2010
Futures contracts	$(3,307)	$2,293	$36,675
Foreign currency forward contracts	(214)	895	(5,266)
TBAs	4,413	12,329	6,311
Other	(2,218)	4,334	4,303

Total	$(1,326)	$19,851	$42,023

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Comprehensive Income (Loss)

        Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Year Ended December 31, 2012
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$279,704	$4,986	$274,718
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(787)	—	(787)
Less reclassification of net realized gains included in net income	168,756	10,145	158,611
Foreign currency translation adjustments	18,748	974	17,774

Other comprehensive income (loss)	$128,909	$(4,185)	$133,094

Year Ended December 31, 2011
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$112,834	$18,987	$93,847
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(4,788)	—	(4,788)
Less reclassification of net realized gains included in net income	130,690	2,340	128,350
Foreign currency translation adjustments	(12,461)	(1,172)	(11,289)

Other comprehensive income (loss)	$(35,105)	$15,475	$(50,580)

Year Ended December 31, 2010
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$242,515	$5,779	$236,736
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,752)	—	(1,752)
Less reclassification of net realized gains included in net income	175,628	5,697	169,931
Foreign currency translation adjustments	2,312	1,388	924

Other comprehensive income	$67,447	$1,470	$65,977

11. Earnings Per Common Share

        The calculation of basic earnings per common share excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of Common

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Earnings Per Common Share (Continued)

Shares, including vested restricted shares, outstanding for the periods. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$593,397	$436,163	$842,672
Preferred dividends	(25,079)	(25,844)	(25,844)
Loss on repurchase of preferred shares	(10,612)	—	—

Net income available to common shareholders	$557,706	$410,319	$816,828

Denominator:
Weighted average common shares outstanding—basic	134,446,158	132,221,970	150,545,148
Effect of dilutive common share equivalents:
Nonvested restricted shares	857,174	940,612	1,044,444
Stock options(1)	2,955,515	5,127,120	5,975,565

Weighted average common shares and common share equivalents outstanding—diluted	138,258,847	138,289,702	157,565,157

Earnings per common share:
Basic	$4.15	$3.10	$5.43

Diluted	$4.03	$2.97	$5.18

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2012, 2011 and 2010, the number of stock options excluded were 839,414, 462,020 and 577,155, respectively.

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

        The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2012	2011	2010
Current expense (benefit):
United States	$8,267	$(214)	$11,300
Non-U.S.	737	8,045	8,034

	9,004	7,831	19,334
Deferred (benefit) expense:
United States	(9,779)	(11,563)	(12,976)
Non-U.S.	(3,235)	(6,061)	1,371

	(13,014)	(17,624)	(11,605)

Income tax (benefit) expense	$(4,010)	$(9,793)	$7,729

        The Company's income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2012	2011	2010
Income (Loss) Before Income Taxes:
Bermuda	$609,710	$454,673	$823,167
United States	9,600	(18,662)	23,142
Other	(29,923)	(9,641)	4,092

Total	$589,387	$426,370	$850,401

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. The statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (35.0%), United Kingdom (24.5%), Ireland (12.5%), Denmark (25.0%) and the Netherlands (23.3%).

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2012	2011	2010
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$(3,426)	$(5,388)	$10,016
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(9,257)	(8,885)	(8,281)
Meals and entertainment	688	633	657
State taxes, net of U.S. federal tax benefit	270	309	402
U.S. operations' foreign taxes, net of U.S. federal tax benefit	544	(402)	(253)
Prior year adjustment	(1,581)	(91)	677
Non deductible foreign exchange gains & losses	(436)	978	1,067
Changes in applicable tax rate	1,193	217	1,469
Dividend withholding taxes	2,511	2,237	718
Change in valuation allowance	4,281	—	—
Other	1,203	599	1,257

Income tax (benefit) expense	$(4,010)	$(9,793)	$7,729

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

        The Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $5.0 million at December 31, 2012. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2018 and 2020.

        The Company also has a foreign tax credit carryforward of $8.2 million, of which $4.2 million relates to the Company's U.S. operations and will expire between 2020 and 2021. The remaining $4.0 million of foreign tax credits relate to the Company's Lloyd's operations and can be carried forward indefinitely. Additionally, the Company has an alternative minimum tax ("AMT") credit carryforward in the amount of $14.4 million which can be carried forward indefinitely.

        The Company also has net operating loss carryforwards in its U.K. and Irish operating subsidiaries of $10.7 million and $5.5 million, respectively. These losses can be carried forward without expiration.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities were as follows:

	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss	$4,925	$1,831
AMT credit carryforward	14,423	13,127
Discounting of net loss reserves	54,860	45,329
Net unearned premium reserve	30,614	26,048
Compensation liabilities	22,713	21,357
Foreign tax credit carryforward	8,229	10,374
Interest expense	3,628	1,506
Other, net	15,237	11,377

Deferred tax assets before valuation allowance	154,629	130,949
Valuation allowance	(4,309)	—

Deferred tax assets net of valuation allowance	150,320	130,949

Deferred income tax liabilities:
Depreciation and amortization	(4,896)	(5,674)
Deferred acquisition costs, net	(5,988)	(232)
Deposit accounting liability	(4,823)	(4,922)
Net unrealized foreign exchange gains	(2,825)	(1,850)
Net unrealized appreciation of investments	(30,662)	(35,117)
Other, net	(2,544)	(2,482)

Total deferred tax liabilities	(51,738)	(50,277)

Net deferred income tax assets	$98,582	$80,672

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

        As of December 31, 2012 and 2011, the Company's total unrecognized tax benefits, including interest and penalties, were nil.

        The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination for years before 2009.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        In addition to unrecognized tax benefits, the Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2012, the Company's valuation allowance was $4.3 million, compared to nil at December 31, 2011.

        During 2012, the Company recovered $1.8 million for income taxes, compared to income taxes paid, net of recoveries, of $1.9 million in 2011 and $7.2 million in 2010. As of December 31, 2012, the Company's current income tax recoverable (included in "Other assets") was $7.9 million.

  Federal Excise Taxes

        The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For 2012, 2011 and 2010, the Company incurred approximately $8.6 million, $9.3 million and $11.5 million, respectively, of federal excise taxes. Such amounts are reflected as acquisition expenses in the Company's consolidated statements of income.

13. Transactions with Related Parties

        The Company made an investment of $50.0 million in Aeolus LP ("Aeolus") in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. The Company's investment in Aeolus, included in "Investments accounted for using the equity method" on the balance sheet, represents an approximate 4% share in Aeolus and is accounted for using the equity method. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus. During 2010, all remaining shares of the Company owned by Warburg Pincus were distributed. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During 2012, 2011 and 2010, the Company received distributions of $19.8 million, $33.2 million and $20.0 million, respectively, from Aeolus.

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

        The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively, "reinsurance recoverables"), investments and cash and cash equivalent balances. The Company's reinsurance recoverables at December 31, 2012 and 2011 amounted to $1.98 billion and $1.98 billion, respectively, and primarily

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

        In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2012, approximately 20.3% and 14.1% of the Company's consolidated gross written premiums were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively, compared to approximately 19.4% and 14.2% for 2011, respectively, and 18.8% and 15.1% for 2010, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2012, 2011 and 2010.

        The Company's available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company's shareholders' equity at December 31, 2012 other than investments issued or guaranteed by the United States government or its agencies.

  Investment Commitments

        The Company's investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $778.8 million at December 31, 2012.

  Letter of Credit and Revolving Credit Facilities

        As of December 31, 2012, the Company had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the "Credit Agreement"). Under the terms of the Credit Agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company's insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company's compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.09 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2011 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company's principal insurance and reinsurance subsidiaries maintain at least a "B++" rating from A.M. Best. In addition, certain of the Company's subsidiaries which are party to the Credit Agreement are required

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

to maintain minimum shareholders' equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2012. The Credit Agreement expires on August 18, 2014.

        In addition, the Company has access to secured letter of credit facilities for up to a total of $98.5 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the "LOC Facilities"). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company's reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd's of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company's business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company's investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2012. At such date, the Company had approximately $439.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $514.3 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

  Leases and Purchase Obligations

        At December 31, 2012, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company's operating leases are as follows:

2013	$17,685
2014	17,191
2015	15,579
2016	15,088
2017	12,836
Thereafter	59,295

Total	$137,674

        All of these leases are for the rental of office space, with expiration terms that range from 2013 to 2024. Rental expense, net of income from subleases, was approximately $17.1 million, $16.4 million and $15.0 million for 2012, 2011 and 2010, respectively.

        The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $21.5 million and $17.0 million at December 31, 2012 and 2011, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

  Employment and Other Arrangements

        At December 31, 2012, the Company has entered into employment agreements with certain of its executive officers for periods extending up to March 2018. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company's employee benefit programs and the reimbursements of expenses.

15. Senior Notes

        On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes ("Senior Notes") due May 1, 2034. The Senior Notes are ACGL's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. The fair value of the Senior Notes at December 31, 2012 and 2011 was $379.1 million and $353.8 million, respectively.

        During 2012, 2011 and 2010, the Company made interest payments of $29.1 million, $30.5 million and $29.9 million, respectively, related to its Senior Notes and other financing arrangements discussed in Note 14.

16. Shareholders' Equity

  Authorized and Issued

        The authorized share capital of the Company consists of 600 million Common Shares, par value of $0.0033 per share, and 50 million Preferred Shares, par value of $0.01 per share.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Shareholders' Equity (Continued)

  Common Shares

        The following table presents a roll-forward of changes in the Company's issued and outstanding Common Shares:

	Year Ended December 31,
	2012	2011	2010
Common Shares:
Shares issued and outstanding, beginning of year	164,636,338	160,073,616	164,285,034
Shares issued(1)	2,066,065	3,592,713	3,711,228
Restricted shares issued, net of cancellations	1,553,169	970,009	1,107,183
Shares repurchased and retired(2)	—	—	(9,029,829)

Shares issued, end of year	168,255,572	164,636,338	160,073,616
Common shares in treasury, end of year	(34,412,959)	(30,277,993)	(20,441,391)

Shares issued and outstanding, end of year	133,842,613	134,358,345	139,632,225

(1)
Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

(2)
Includes shares repurchased and retired from the share repurchase plan.

  Share Repurchases

        The board of directors of ACGL has authorized the investment in ACGL's common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through December 31, 2012, ACGL has repurchased approximately 108.7 million common shares for an aggregate purchase price of $2.73 billion. During 2012, ACGL repurchased 3.9 million common shares for an aggregate purchase price of $172.0 million, compared to 9.6 million common shares for an aggregate purchase price of $288.0 million during 2011 and 29.2 million common shares for an aggregate purchase price of $761.9 million during 2010. Weighted average shares outstanding for 2012 were reduced by 105.0 million shares, compared to 103.2 million shares for 2011 and 81.0 million shares for 2010. At December 31, 2012, approximately $769.9 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

  Treasury Shares

        In May 2010, ACGL's shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL's board of directors. From May 5, 2010 to December 31, 2012, all repurchases of ACGL's common shares in

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Shareholders' Equity (Continued)

connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in 'Common shares held in treasury, at cost.' Prior to May 5, 2010, such acquisitions were reflected as a reduction in additional paid-in capital. At December 31, 2012, the Company held 34.4 million shares for an aggregate cost of $1.03 billion in treasury, at cost.

  Preferred Shares

        On April 2, 2012, the Company completed the underwritten public offering of $325.0 million of its 6.75% Series C non-cumulative preferred shares ("Preferred Shares"). Except in specified circumstances relating to certain tax or corporate events, the Preferred Shares are not redeemable prior to April 2, 2017. The net proceeds from the offering of approximately $316 million and other available funds were used to redeem all of the Company's $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares on May 2, 2012. The Series A preferred shares and Series B preferred shares were redeemed at a redemption price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date.

        Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.75% of the $25.00 liquidation preference per annum. The Company paid dividends of $28.4 million in 2012, compared to $25.8 million in 2011 and 2010 to holders of the Company's preferred shares.

        During the preparation of the 2012 Form 10-K, the Company reviewed the accounting for the issuance costs on the Series A and B preferred shares and determined that, due to the redemption of such shares in the 2012 second quarter, it should have recorded a "loss on repurchase of preferred shares" to remove the issuance costs from additional paid-in capital. The Company has revised the 2012 second quarter data included in its condensed quarterly financial information footnote to reflect the revision. Such revision had no impact on total shareholders' equity or cash flows. Based on the Company's assessment of materiality in accordance with SEC guidance, the Company concluded that both the loss on repurchase of preferred shares and the revision of this item are not material. See Note 21, "Unaudited Condensed Quarterly Financial Information."

17. Share-Based Compensation

  Long Term Incentive and Share Award Plans

        The 2012 Long Term Incentive and Share Award Plan (the "2012 Plan") became effective as of May 9, 2012 (the "Effective Date") following approval by shareholders of the Company. The 2012 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2012 Plan provides for the grant to eligible employees and directors stock options,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share-Based Compensation (Continued)

stock appreciation rights ("SARs"), restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2012 Plan also provides the Company's non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares. The 2012 Plan will terminate as to future awards on February 28, 2022.

        The 2007 Long Term Incentive and Share Award Plan (the "2007 Plan") was merged with and into the 2012 Plan as of the Effective Date. As of the Effective Date, the 3,153,924 remaining shares available for issuance under the 2007 Plan were transferred into the 2012 Plan and as of such date no additional grants may be made under the 2007 Plan. Grants which were outstanding under the 2007 Plan as of the Effective Date will continue in accordance with their original terms (subject to such amendments as the compensation committee determines appropriate, consistent with the terms of the 2007 Plan) and will be issued or transferred under the 2012 Plan.

        The number of common shares reserved for grants of awards under the 2012 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company's capital structure is 7,433,924 which is the sum of (i) 4,280,000 and (ii) 3,153,924 shares remaining available for grants under the 2007 Plan. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or SARs) and no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2012, 4,047,361 shares are available for grant under the 2012 Plan.

        On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the "ESPP"). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an "employee share purchase plan" under Section 423 of the Code. A total of 2,250,000 common shares are reserved for issuance under the ESPP. At December 31, 2012, approximately 1,142,851 shares remain available for issuance. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant's right to purchase stock under the ESPP cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year. The Company recorded $0.9 million of share-based compensation expense, net of a tax benefit of $0.3 million, related to the ESPP for 2012, compared to $0.7 million, net of a tax benefit of $0.3 million, for 2011 and $0.6 million, net of a tax benefit of $0.2 million, for 2010.

        In June 2002, following shareholder approval, the Company adopted the 2002 Long Term Incentive and Share Award Plan (the "2002 Plan"). An aggregate of 9,497,490 Common Shares has been reserved for issuance under the 2002 Plan. The 2002 Plan expired in January 2012.

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

  Stock Option and Stock Appreciation Rights

        The Company generally issues stock options and SARs to eligible employees, with exercise prices equal to the fair market values of the Company's Common Shares on the grant dates. Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In addition, in November 2012 the Company issued off-cycle stock options and SARs to certain employees, which will cliff vest on the fifth anniversary of the grant date. Option awards have a 10 year contractual life. Refer to Note 2(l) for details related to the Company's accounting for stock options.

        The Company recorded after-tax share-based compensation expense of $8.5 million related to stock option awards for 2012, net of a tax benefit of $1.8 million, compared to $5.3 million related to stock option awards for 2011, net of a tax benefit of $1.5 million, and $6.6 million related to stock option awards for 2010, net of a tax benefit of $1.4 million. As of December 31, 2012, there was approximately $16.1 million of unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 3.22 years.

        For purposes of determining estimated market value, the Company has computed the estimated market values of share-based compensation related to stock options using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, stock options generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The expected life assumption (i.e., the estimated period of time between the date an option is granted and the date the option is exercised) was based on an expected term analysis which incorporated the Company's historical share option exercise experience. The Company based its estimate of expected volatility for options granted during 2012 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company's transition as a worldwide insurance and reinsurance company. For options granted during 2011 and 2010, the Company based its volatility estimate under the same method used for 2012, using the period from September 20, 2002 through the last day of the applicable period.

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	24.3%	24.6%	25.5%
Risk free interest rate	1.0%	2.2%	2.7%
Expected option life	6.25 years	6.0 years	5.9 years

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

        A summary of option activity under the Company's Long Term Incentive and Share Award Plans during 2012 is presented below:

	Year Ended December 31, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	8,706,441	$18.90
Granted	2,003,816	$40.34
Exercised	(2,386,217)	$12.24
Forfeited or expired	(102,596)	$33.97

Outstanding, end of year	8,221,444	$25.87

Exercisable, end of year	5,787,477	$20.82

        The weighted average grant-date fair value of options granted during 2012, 2011 and 2010 was $10.61, $9.73 and $7.63, respectively. The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was approximately $64.0 million, $106.0 million, and $61.7 million, respectively and represents the difference between the exercise price of the option and the closing market price of the Company's common shares on the exercise dates. Shares issued upon exercise of stock options were from the Company's authorized but unissued share capital pool.

        The aggregate intrinsic value of the Company's outstanding and exercisable stock options at December 31, 2012 was $149.2 million and $134.3 million, respectively. The weighted average remaining contractual life of the Company's outstanding and exercisable stock options at December 31, 2012 was 5.9 years and 4.5 years, respectively. During 2012, the Company received proceeds of $9.1 million from the exercise of stock options and recognized a tax benefit of $6.0 million from the exercise of such options.

  Restricted Common Shares and Restricted Units

        The Company also issues restricted share and unit awards to eligible employees and directors, for which the fair value is equal to the fair market values of the Company's Common Shares on the grant dates. Restricted share and unit awards generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In addition, in November 2012 the Company issued off-cycle restricted share and unit awards to certain employees, which will cliff vest on the fifth anniversary of the grant date. Refer to Note 2(l) for details related to the Company's accounting for restricted share and unit awards.

        The Company recorded $24.6 million of share-based compensation expense, net of a tax benefit of $6.3 million, related to restricted share and unit awards for 2012, compared to $18.2 million, net of a tax benefit of $5.0 million, for 2011 and $17.3 million, net of a tax benefit of $5.0 million, for 2010. As of December 31, 2012, there were $51.1 million and $10.1 million, respectively, of unrecognized

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share-Based Compensation (Continued)

compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 3.2 years and 3.0 years, respectively.

        A summary of unvested restricted share and unit activity under the Company's Long Term Incentive and Share Award Plans for 2012 is presented below:

	Year Ended December 31, 2012
	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,410,692	298,425
Granted	1,562,646	257,011
Vested	(776,180)	(196,197)
Forfeited	(82,518)	(1,989)

Unvested balance, end of year	2,114,640	357,250

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$27.85	28.79
Granted	$40.74	40.83
Vested	$25.87	26.58
Forfeited	$33.63	31.12
Unvested balance, end of year	$37.88	38.03

        During 2012, 2011 and 2010, the Company granted an aggregate of 1,819,657, 779,541 and 918,207 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $40.75, $33.82 and $25.05, respectively. During 2012, 2011 and 2010, the aggregate fair value of restricted shares and units that vested was $33.2 million, $31.7 million and $25.1 million, respectively. The aggregate intrinsic value of restricted units outstanding and exercisable at December 31, 2012 was $21.1 million and $5.4 million, respectively.

        The issuance of share-based awards and amortization thereon has no effect on the Company's consolidated shareholders' equity.

18. Retirement Plans

        For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants' eligible compensation. For 2012, 2011 and 2010, the Company expensed approximately $19.3 million, $18.2 million and $18.1 million, respectively, related to these retirement plans.

19. Legal Proceedings

        The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2012, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company's results of operations and financial condition and liquidity.

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

        The statutory capital and surplus for the Company's principal operating subsidiaries at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
Statutory capital and surplus(1):
Bermuda	$5,010,386	$4,559,291
Ireland	$539,326	$532,342
United States	$842,841	$822,939
United Kingdom	$231,387	$223,389

(1)
Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.

        The statutory net income (loss) for the Company's principal operating subsidiaries for 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory net income (loss):
Bermuda	$631,483	$447,447	$895,252
Ireland	$(1,940)	$9,123	$11,457
United States	$(21,517)	$(37,252)	$22,235
United Kingdom	$(4,449)	$1,637	$2,791

        Statutory accounting differs from U.S. GAAP in the reporting of certain items such as acquisition costs, deferred income taxes and investments.

  Bermuda

        Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the "Insurance Act"), Arch Re Bermuda, the Company's Bermuda reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the Bermuda Monetary Authority ("BMA"). The Insurance Act also requires Arch Re Bermuda to maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2012 and 2011, all such requirements were met.

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

        The Bermuda Companies Act 1981 (the "Companies Act") limits Arch Re Bermuda's ability to pay dividends and distributions to shareholders if there are reasonable grounds for believing that: (a) Arch Re Bermuda is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of Arch Re Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $1.25 billion to ACGL during 2013 without providing an affidavit to the BMA.

  Ireland

        Arch Re Europe was licensed and authorized by the Central Bank of Ireland ("CBOI") as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009 while Arch Mortgage was authorized as a non-life insurer in Ireland in December 2011. Irish authorized reinsurers, such as Arch Re Europe and Arch Mortgage, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2012. Arch Re Europe and Arch Mortgage must file and submit their annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies ("Registrar") under the Companies Acts 1963-2012 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI. Arch Re Europe and Arch Mortgage are required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006, related guidance and the European Communities Insurance Accounts Regulations, 1996. Assets constituting statutory reserves must comply with certain principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Unaudited Condensed Quarterly Financial Information

        On May 2, 2012, the Company redeemed all of its $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares at a redemption price equal to $25.00 per share. During the preparation of the 2012 Form 10-K, the Company reviewed the accounting for the issuance costs on the Series A and B preferred shares and determined that, due to the redemption of such shares in the 2012 second quarter, it should have recorded a "loss on repurchase of preferred shares" to remove the issuance costs from additional paid-in capital. The Company has revised the 2012 second quarter data included in its condensed quarterly financial information footnote to reflect the revision. Such revision had no impact on total shareholders' equity or cash flows. Based on the Company's assessment of materiality in accordance with SEC guidance, the Company concluded that both the loss on repurchase of preferred shares and the revision of this item are not material.

        The following table summarizes the Company's 2012 and 2011 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012 Income Statement Data:
Net premiums written	$613,142	$755,249	$820,233	$863,611
Net premiums earned	779,481	748,691	726,656	680,312
Net investment income	73,769	73,221	73,608	74,297
Net realized gains	54,849	60,391	34,867	44,121
Net impairment losses recognized in earnings	(6,035)	(2,379)	(1,951)	(1,023)
Underwriting income (loss)	(91,334)	73,452	93,723	67,193
Net income	19,217	189,656	220,268	164,256
Preferred dividends	(5,485)	(5,484)	(7,649)	(6,461)
Loss on repurchase of preferred shares	—	—	(10,612)	—
Net income available to common shareholders	13,732	184,172	202,007	157,795
Net income per common share—basic	$0.10	$1.36	$1.50	$1.18
Net income per common share—diluted	$0.10	$1.33	$1.46	$1.14
2011 Income Statement Data:
Net premiums written	$511,124	$691,381	$706,543	$764,278
Net premiums earned	673,192	682,049	642,879	633,695
Net investment income	80,467	82,753	86,671	88,307
Net realized gains	14,542	30,199	45,210	20,695
Net impairment losses recognized in earnings	(1,959)	(2,739)	(1,684)	(2,680)
Underwriting income (loss)	69,468	38,567	(43)	(63,980)
Net income	145,332	168,755	96,603	25,473
Preferred dividends	(6,461)	(6,461)	(6,461)	(6,461)
Net income available to common shareholders	138,871	162,294	90,142	19,012
Net income per common share—basic	$1.05	$1.23	$0.69	$0.14
Net income per common share—diluted	$1.01	$1.18	$0.65	$0.14

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Subsequent Events

        In February 2013, the Company's U.S.-based subsidiaries entered into a definitive agreement to acquire CMG Mortgage Insurance Company ("CMG MI") from its current owners, PMI Mortgage Insurance Co. ("PMI"), which is in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company. The Company also agreed to acquire PMI's mortgage insurance operating platform and related assets from PMI. It is anticipated that the transaction will close within 12 months, subject to approvals of the Arizona receivership court, applicable regulators and government-sponsored enterprises, and the satisfaction of customary closing conditions. At closing, it is currently estimated that the Company's U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period. In connection with the closing of the transactions, PMI and an affiliate of the Company's U.S.-based subsidiaries will enter into a quota share reinsurance agreement pursuant to which such affiliate, as the reinsurer, will agree to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. Subject to applicable regulatory and GSE approvals, such affiliate also will provide quota share reinsurance to CMG MI through a reinsurance agreement that will become effective prior to the closing. In addition, the Company will enter into a services agreement with PMI to provide for necessary services to administer the run-off of PMI's legacy business at the direction of PMI.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2012, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework.

        Based on our assessment, management determined that, as of December 31, 2012, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 135.

  Changes in Internal Control Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement ("Proxy Statement") for our annual meeting of shareholders to be held in 2013, which we intend to file with the SEC pursuant to Regulation 14A. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL's corporate secretary, Wessex House, 45 Reid Street, Hamilton HM 12, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2013, which Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2013, which Proxy Statement is incorporated by reference.

        The following information is as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options(1), warrants and rights (a)	Weighted-average exercise price of outstanding options(1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	8,701,850	$24.44	4,047,361
Equity compensation plans not approved by security holders	—	—	—

Total	8,701,850	$24.44	4,047,361

(1)
Includes all vested and unvested options outstanding of 8,221,444 and restricted stock units outstanding of 480,406.

(2)
The remaining common shares available for future issuance under our equity compensation plans may be issued in the form of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share based awards. In addition, no more than 49.2% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or stock appreciation rights).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2013, which Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information to be included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2013, which Proxy Statement is incorporated by reference.

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

3.     Exhibits

Exhibit Number	Description
3.1	Memorandum of Association of ACGL(d)
3.2	Bye-Laws of ACGL(ll)
3.3	ACGL Certificate of Deposit(ll)
4.1	Certificate of Designations of Series C Non-Cumulative Preferred Shares(qq)
4.2.1	Specimen Common Share Certificate(e)
4.2.2	Specimen Series C Non-Cumulative Preferred Share Certificate(qq)
4.3	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) ("JPMCB")(l)
10.1	Lease Agreement, dated as of July 22, 2008, between M-C Plaza II & II L.L.C. and Arch Insurance(hh)
10.2.1	ACGL 2002 Long Term Incentive and Share Award Plan ("2002 Plan")(h)†
10.2.2	First Amendment to the 2002 Plan(j)†
10.2.3	Second Amendment to the 2002 Plan(hh)†
10.3	Second Amended and Restated ACGL Incentive Compensation Plan(hh)†
10.4	ACGL 2007 Long Term Incentive and Share Award Plan(z)†
10.5.1	ACGL 2007 Employee Share Purchase Plan ("2007 ESPP")(z)†
10.5.2	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007(bb)†

Exhibit Number	Description
10.6.1	Restricted Share Agreements with ACGL—Marc Grandisson—February 26, 2004 grant(p) September 22, 2004 grant(m) and November 15, 2005 grant(v)†
10.6.2	Restricted Share Agreement with ACGL—W. Preston Hutchings—July 1, 2005 grant(v)†
10.6.3	Restricted Share Agreements with ACGL—Louis T. Petrillo—February 20, 2003 grant(k) and September 22, 2004 grant(m)†
10.6.4	Restricted Share Agreements with ACGL—Constantine Iordanou—February 26, 2004 grant(p) and September 22, 2004 grant(m)†
10.6.5	Restricted Share Agreements with ACGL—John D. Vollaro—February 20, 2003 grant(k) and September 22, 2004 grant(m)†
10.6.6	Restricted Share Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grants(bb)†
10.6.7	Restricted Share Agreement with ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—May 11, 2007 grants(bb)†
10.6.8
Restricted Share Unit Agreement—Constantine Iordanou—February 20, 2003 grant ("February RSU Agreement")(k), First Amendment to February RSU Agreement—December 9, 2008 grant(hh) and Second Amendment to February RSU Agreement—July 9, 2009 grant(ii)†
10.6.9
Restricted Share Unit Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 9, 2008 grants(ff)†
10.6.10	Restricted Share Unit Agreement with ACGL—Mark D. Lyons—May 9, 2008 grant(ff), May 6, 2009 grant, May 5, 2010 grant(kk), May 6, 2011 grant(pp) and May 9, 2012 grant(tt) †
10.6.11	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(k)†
10.6.12
Restricted Share Agreements with ACGL substantially in the form signed by the Non-Employee Directors of ACGL—2003 annual grants(o), 2004 annual grants(n), 2005 annual grants(bb), 2008 annual grants(hh), 2009 grants(kk), 2010 grants(kk), 2011 grants(nn) and 2012 grants(ss)†
10.6.13	Restricted Share Agreements with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006 grants(y)†
10.6.14	Restricted Share Agreements ACGL substantially in the form signed by W. Preston Hutchings and Louis T. Petrillo—February 23, 2006 grants(y)†
10.6.15
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson—May 6, 2009 grants(jj)†
10.6.16
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings, David H. McElroy and Marc Grandisson—May 5, 2010, grants(kk) May 6, 2011 grants(pp) and May 9, 2012 grants(tt)†
10.6.17	Restricted Share Agreements with ACGL substantially in the form signed by each of Brian S. Posner, Yiorgos Lillikas and Eric W. Doppstadt—May 6, 2011 grants(mm)†
10.6.18	Restricted Share Agreement with ACGL—David H. McElroy—June 8, 2009 grant (filed herewith)†

Exhibit Number	Description
10.7.1	Stock Option Agreements with ACGL—Louis T. Petrillo—September 22, 2004 grant(m)(s)†
10.7.2	Stock Option Agreements with ACGL—Marc Grandisson—September 22, 2004 grant(m)(s) and November 15, 2005 grant(v)†
10.7.3	Stock Option Agreement with ACGL—W. Preston Hutchings—July 1, 2005 grant(v)†
10.7.4	Stock Option Agreements with ACGL—Constantine Iordanou—September 22, 2004 grant(m)(t)†
10.7.5	Stock Option Agreements with ACGL—John D. Vollaro—September 22, 2004 grant(m)(t)†
10.7.6	Stock Option Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson—February 23, 2006 grants(y)†
10.7.7	Stock Option Agreements with ACGL and each of W. Preston Hutchings and Louis T. Petrillo—February 23, 2006 grants(y)†
10.8.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings—May 11, 2007 grants(bb)†
10.8.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson—May 11, 2007 grants(g)†
10.8.3
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo—May 9, 2008 grants(hh)†
10.8.4
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, John D. Vollaro and Louis T. Petrillo—May 6, 2009 grants(jj)†
10.8.5
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, David H. McElroy and Louis T. Petrillo—May 5, 2010 grants(kk) May 6, 2011 grants(pp) and May 9, 2012 grants(tt)†
10.8.6	Share Appreciation Right Agreement with ACGL—Constantine Iordanou—February 25, 2010 grant(tt) and February 29, 2012 grant(tt)†
10.8.7	Share Appreciation Right Agreement with ACGL—David H. McElroy—June 8, 2009 grant (filed herewith)†
10.9	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(c) and Amendment to Change in Control Agreement, dated as of December 31, 2008(hh)†
10.10
Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(f), First Amendment to same, dated as of November 16, 2005(v) and Second Amendment to same, dated as of November 24, 2008(hh)†
10.11	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(u) and Amendment to same, dated as of May 21, 2008(dd)†
10.12	Employment Agreement, dated as of November 28, 2007, between ACGL and Constantine Iordanou(aa) and Amendment to same, dated as of December 31, 2008(hh)†

Exhibit Number	Description
10.13	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro(ee)†
10.14	Employment Agreement, dated as of July 25, 2012, between ACGL and Mark D. Lyons(rr)†
10.15	Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy(ss) and Amendment to same, dated as of July 25, 2012(ss)†
10.16	Assumption of Change in Control Agreements(e)†
10.17	Arch Capital Group (U.S.) Inc. ("Arch U.S.") Executive Supplemental Non-Qualified Savings and Retirement Plan(hh)†
10.18	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. ("FHC") and Folksamerica(a)
10.19	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) ("Arch Re U.S.") and Folksamerica(b)
10.20	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(e)
10.21	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(d)
10.22	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(d)
10.23
Asset Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co. (the "Receiver"), Arch U.S. MI Services Inc. and Arch U.S.(uu)
10.24	Stock Purchase Agreement, dated as of February 7, 2013, by and among the Receiver, CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch US MI Holdings Inc. and Arch U.S.(uu)
10.25	Master Reimbursement Agreement, dated as of November 6, 2009, between Citibank Europe PLC and Arch Re Bermuda(jj)
10.26.1
Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. ("Protective"), Arch Capital Holdings Ltd. ("Arch Capital Holdings") and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(p)
10.26.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(q)
10.27.1	Joint Venture Agreement, dated as of January 22, 2008 ("Gulf Joint Venture Agreement"), between Gulf Investment Corporation GSC and Arch Re Bermuda relating to Gulf Holdings Limited(cc)(gg)
10.27.2	Amendment, dated as of May 18, 2011, to the Gulf Joint Venture Agreement(nn)

Exhibit Number	Description
10.28	Credit Agreement, dated as of August 18, 2011, by and among ACGL, Arch Re Bermuda, Arch Re U.S., Arch Reinsurance Europe Underwriting Limited, AIC, ASIC, AESIC and Arch Insurance Europe, Bank of America, N.A., as administrative agent, fronting bank and L/C administrator, JPMorgan Chase Bank, N.A., as fronting bank, L/C administrator and syndication agent, Citibank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers(oo)
12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Power of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(r)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following financial information from ACGL's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements (filed herewith)

(a)
Filed as an exhibit to our Report on Form 8-K as filed with the SEC on January 18, 2000, and incorporated by reference.

(b)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 19, 2000, and incorporated by reference.

(c)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 8, 2000, and incorporated by reference.

(d)
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

(g)
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

(m)
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

(s)
Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(t)
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

(z)
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

(gg)
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

(ll)
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

(ss)
Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2012, as filed with the SEC on August 8, 2012, and incorporated by reference.

(tt)
Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2012, as filed with the SEC on November 9, 2012, and incorporated by reference.

(uu)
Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 8, 2013, and incorporated by reference.

(vv)
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

March 1, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CONSTANTINE IORDANOU Constantine Iordanou	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
/s/ MARK D. LYONS Mark D. Lyons	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 1, 2013
* Wolfe "Bill" H. Bragin	Director	March 1, 2013
* John L. Bunce. Jr.	Director	March 1, 2013
* Eric W. Doppstadt	Director	March 1, 2013
* Kewsong Lee	Director	March 1, 2013

Name	Title	Date

* Yiorgos Lillikas	Director	March 1, 2013
* James J. Meenaghan	Director	March 1, 2013
* John M. Pasquesi	Director	March 1, 2013
* Brian S. Posner	Director	March 1, 2013
* John D. Vollaro	Director	March 1, 2013
* Robert F. Works	Director	March 1, 2013

*
By Mark D. Lyons, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ MARK D. LYONS
Name:	Mark D. Lyons
Attorney-in-Fact

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet
(Parent Company Only)
(U.S. dollars in thousands, except share data)

	December 31,
	2012	2011
Assets
Investments in wholly owned subsidiaries	$5,560,655	$4,997,026
Short-term investments available for sale, at fair value	8,328	3,235
Cash	6,417	4,717
Other assets	6,684	1,205

Total Assets	$5,582,084	$5,006,183

Liabilities
Senior notes	$300,000	$300,000
Revolving credit agreement borrowings	100,000	100,000
Accounts payable and other liabilities	13,206	14,109

Total Liabilities	413,206	414,109

Shareholders' Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 168,255,572 and 164,636,338)	561	549
Additional paid-in capital	227,778	161,419
Retained earnings	5,354,361	4,796,655
Accumulated other comprehensive income, net of deferred income tax	287,017	153,923
Common shares held in treasury, at cost (shares: 34,412,959 and 30,277,993)	(1,025,839)	(845,472)

Total Shareholders' Equity	5,168,878	4,592,074

Total Liabilities and Shareholders' Equity	$5,582,084	$5,006,183

 SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Income
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Revenues
Net investment income	$4	$0	$0
Net realized gains	—	63	97

Total revenues	4	63	97

Expenses
Operating expenses	35,570	31,509	29,367
Interest expense	23,496	23,151	22,887

Total expenses	59,066	54,660	52,254

Loss before income taxes	(59,062)	(54,597)	(52,157)
Income tax benefit	—	—	—

Loss before equity in net income of wholly owned subsidiaries	(59,062)	(54,597)	(52,157)
Equity in net income of wholly owned subsidiaries	652,459	490,760	894,829

Net income	593,397	436,163	842,672
Preferred dividends	(25,079)	(25,844)	(25,844)
Loss on repurchase of preferred shares	(10,612)	—	—

Net income available to common shareholders	$557,706	$410,319	$816,828

Comprehensive income	$726,491	$385,583	$908,649

 SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Statement of Cash Flows
(Parent Company Only)
(U.S. dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$593,397	$436,163	$842,672
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of wholly owned subsidiaries	(652,459)	(490,760)	(894,829)
Net realized gains	—	(63)	(97)
Share-based compensation	12,654	7,197	8,194
Dividends received from subsidiary	258,490	341,510	795,000
Net change in other assets and liabilities	(2,582)	6,717	(2,070)

Net Cash Provided By Operating Activities	209,500	300,764	748,870

Investing Activities:
Net (purchases) sales of short-term investments	(5,094)	4,441	13,504
Purchase of furniture, equipment and other	(65)	(196)	(194)

Net Cash Provided By (Used For) Investing Activities	(5,159)	4,245	13,310

Financing Activities:
Purchases of common shares under share repurchase program	(172,056)	(287,561)	(761,874)
Proceeds from common shares issued, net	7,033	6,332	27,649
Proceeds from preferred shares issued	315,763	—	—
Repurchases of preferred shares	(325,000)	—	—
Proceeds from borrowings	—	—	135,000
Repayments of borrowings	—	—	(135,000)
Preferred dividends paid	(28,381)	(25,844)	(25,844)

Net Cash Used For Financing Activities	(202,641)	(307,073)	(760,069)

Increase (decrease) in cash	1,700	(2,064)	2,111
Cash beginning of year	4,717	6,781	4,670

Cash end of year	$6,417	$4,717	$6,781

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
December 31, 2012
Insurance	$141,962	$6,149,247	$1,077,211	$1,800,343	NM	$1,283,841	$298,983	$307,489	$1,825,334
Reinsurance	120,860	2,784,045	570,767	1,134,797	NM	577,436	209,901	122,546	1,226,901

Total	$262,822	$8,933,292	$1,647,978	$2,935,140	NM	$1,861,277	$508,884	$430,035	$3,052,235

December 31, 2011
Insurance	$161,907	$5,762,533	$1,039,081	$1,679,047	NM	$1,172,742	$278,696	$307,797	$1,721,279
Reinsurance	65,977	2,693,677	372,791	952,768	NM	554,811	184,241	92,945	952,047

Total	$227,884	$8,456,210	$1,411,872	$2,631,815	NM	$1,727,553	$462,937	$400,742	$2,673,326

December 31, 2010
Insurance	$180,216	$5,422,297	$1,088,014	$1,651,106	NM	$1,117,564	$263,201	$312,732	$1,658,963
Reinsurance	47,062	2,676,157	282,061	901,377	NM	400,151	178,001	91,250	852,077

Total	$227,278	$8,098,454	$1,370,075	$2,552,483	NM	$1,517,715	$441,202	$403,982	$2,511,040

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)
Certain other operating expenses relate to the Company's corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed From Other Companies(1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2012
Premiums Written:
Insurance	$2,562,788	$(768,625)	$31,171	$1,825,334	1.7%
Reinsurance	111,076	(55,099)	1,170,924	1,226,901	95.4%

Total	$2,673,864	$(816,926)	$1,195,297	$3,052,235	39.2%

Year Ended December 31, 2011
Premiums Written:
Insurance	$2,402,153	$(723,206)	$42,332	$1,721,279	2.5%
Reinsurance	—	(46,473)	998,520	952,047	104.9%

Total	$2,402,153	$(763,130)	$1,034,303	$2,673,326	38.7%

Year Ended December 31, 2010
Premiums Written:
Insurance	$2,338,428	$(743,239)	$63,774	$1,658,963	3.8%
Reinsurance	—	(22,880)	874,957	852,077	102.7%

Total	$2,338,428	$(755,747)	$928,359	$2,511,040	37.0%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

SCHEDULE VI

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Net Losses and Loss Adjustment Expenses Incurred Related to
		Reserves for Losses and Loss Adjustment Expenses								Net Paid Losses and Loss Adjustment Expenses
	Deferred Acquisition Costs, Net		Discount, if any, deducted in Column C						Amortization of Deferred Acquisition Costs
Affiliation with Registrant				Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	(a) Current Year	(b) Prior Years			Net Premiums Written
Insurance
2012	$141,962	$6,191,705	$10,485	$1,077,211	$1,800,343	NM	$1,315,088	$(31,247)	$298,983	$981,790	$1,825,334
2011	161,907	5,762,533	9,834	1,039,081	1,679,047	NM	1,224,861	(52,119)	278,696	900,398	1,721,279
2010	180,216	5,422,297	8,009	1,088,014	1,651,106	NM	1,136,665	(19,101)	263,201	865,510	1,658,963
Reinsurance
2012	$120,860	$2,741,587	—	$570,767	$1,134,797	NM	$767,717	$(190,281)	$209,901	$483,589	$1,226,901
2011	65,977	2,693,677	—	372,791	952,768	NM	787,707	(232,896)	184,241	552,225	952,047
2010	47,062	2,676,157	—	282,061	901,377	NM	527,746	(127,595)	178,001	441,775	852,077

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.