Form 10-Q
period 2013-03-31
ARCH CAPITAL GROUP LTD.
filed 2013-05-10
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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
Yes ☐   No ☒

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of May 2, 2013 was 133,078,576.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of income for the three-month periods ended March 31, 2013 and March 31, 2012, and the consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2013 and March 31, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, NY
May 10, 2013

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,682,653 and $9,567,290)	$9,890,425	$9,839,988
Short-term investments available for sale, at fair value (amortized cost: $944,691 and $719,848)	943,414	722,121
Investment of funds received under securities lending, at fair value (amortized cost: $83,319 and $42,302)	84,315	42,531
Equity securities available for sale, at fair value (cost: $300,890 and $298,414)	342,091	312,749
Other investments available for sale, at fair value (cost: $551,797 and $519,955)	585,277	549,280
Investments accounted for using the fair value option	902,230	917,466
Investments accounted for using the equity method	219,674	307,105
Total investments	12,967,426	12,691,240

Cash	356,767	371,041
Accrued investment income	65,023	71,748
Investment in joint venture (cost: $100,000)	108,038	107,284
Fixed maturities and short-term investments pledged under securities lending, at fair value	90,801	50,848
Premiums receivable	870,575	688,873
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,846,064	1,870,037
Contractholder receivables	908,034	865,728
Prepaid reinsurance premiums	301,736	298,484
Deferred acquisition costs, net	306,505	262,822
Receivable for securities sold	395,958	19,248
Other assets	540,134	519,409
Total Assets	$18,757,061	$17,816,762

Liabilities
Reserve for losses and loss adjustment expenses	$8,835,710	$8,933,292
Unearned premiums	1,841,870	1,647,978
Reinsurance balances payable	204,233	188,546
Contractholder payables	908,034	865,728
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	93,375	52,356
Payable for securities purchased	594,521	37,788
Other liabilities	543,788	522,196
Total Liabilities	13,421,531	12,647,884

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 168,419,936 and 168,255,572)	561	561
Additional paid-in capital	242,492	227,778
Retained earnings	5,605,353	5,354,361
Accumulated other comprehensive income, net of deferred income tax	229,563	287,017
Common shares held in treasury, at cost (shares: 35,356,711 and 34,412,959)	(1,067,439)	(1,025,839)
Total Shareholders' Equity	5,335,530	5,168,878
Total Liabilities and Shareholders' Equity	$18,757,061	$17,816,762

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Revenues
Net premiums written	$952,776	$863,611
Change in unearned premiums	(200,006)	(183,299)
Net premiums earned	752,770	680,312
Net investment income	65,672	74,297
Net realized gains	58,340	44,121

Other-than-temporary impairment losses	(2,248)	(1,031)
Less investment impairments recognized in other comprehensive income, before taxes	2	8
Net impairment losses recognized in earnings	(2,246)	(1,023)

Fee income	538	543
Equity in net income of investment funds accounted for using the equity method	13,823	24,826
Other income (loss)	1,244	(8,068)
Total revenues	890,141	815,008

Expenses
Losses and loss adjustment expenses	399,403	395,207
Acquisition expenses	127,592	118,962
Other operating expenses	120,183	106,472
Interest expense	5,898	7,521
Net foreign exchange (gains) losses	(24,264)	20,688
Total expenses	628,812	648,850

Income before income taxes	261,329	166,158

Income tax expense	4,853	1,902

Net income	256,476	164,256

Preferred dividends	5,484	6,461

Net income available to common shareholders	$250,992	$157,795

Net income per common share
Basic	$1.92	$1.18
Diluted	$1.85	$1.14

Weighted average common shares and common share equivalents outstanding
Basic	130,907,902	133,954,623
Diluted	135,409,288	137,814,906

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Comprehensive Income
Net income	$256,476	$164,256
Other comprehensive income, net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	9,471	94,863
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(2)	(8)
Reclassification of net realized gains, net of income taxes, included in net income	(38,701)	(27,511)
Foreign currency translation adjustments, net of deferred income tax	(28,222)	13,201
Other comprehensive income (loss)	(57,454)	80,545
Comprehensive Income	$199,022	$244,801

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	561	549
Common shares issued, net	—	3
Balance at end of period	561	552

Additional Paid-in Capital
Balance at beginning of year	227,778	161,419
Common shares issued, net	—	(3)
Exercise of stock options	3,093	1,851
Amortization of share-based compensation	11,543	7,411
Other	78	16
Balance at end of period	242,492	170,694

Retained Earnings
Balance at beginning of year	5,354,361	4,796,655
Net income	256,476	164,256
Dividends declared on preferred shares	(5,484)	(6,461)
Balance at end of period	5,605,353	4,954,450

Accumulated Other Comprehensive Income
Balance at beginning of year	287,017	153,923
Change in unrealized appreciation in value of investments, net of deferred income tax	(29,230)	67,352
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(2)	(8)
Foreign currency translation adjustments, net of deferred income tax	(28,222)	13,201
Balance at end of period	229,563	234,468

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(1,025,839)	(845,472)
Shares repurchased for treasury	(41,600)	(236)
Balance at end of period	(1,067,439)	(845,708)

Total Shareholders’ Equity	$5,335,530	$4,839,456

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income	$256,476	$164,256
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(59,504)	(44,072)
Net impairment losses recognized in earnings	2,246	1,023
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	23,052	(12,030)
Share-based compensation	11,543	7,411
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	(22,182)	39,343
Unearned premiums, net of prepaid reinsurance premiums	200,004	181,735
Premiums receivable	(198,814)	(190,102)
Deferred acquisition costs, net	(45,159)	(32,269)
Reinsurance balances payable	17,365	(3,181)
Other liabilities	23,811	10,134
Other items, net	(3,179)	22,573
Net Cash Provided By Operating Activities	205,659	144,821

Investing Activities
Purchases of:
Fixed maturity investments	(3,970,320)	(3,593,630)
Equity securities	(63,353)	(33,803)
Other investments	(250,442)	(239,167)
Proceeds from the sales of:
Fixed maturity investments	3,796,638	3,628,932
Equity securities	81,513	75,860
Other investments	280,010	111,149
Proceeds from redemptions and maturities of fixed maturity investments	181,727	261,660
Net purchases of short-term investments	(221,444)	(207,444)
Change in investment of securities lending collateral	(41,019)	6,322
Purchases of furniture, equipment and other assets	(3,742)	(6,498)
Net Cash (Used For) Provided By Investing Activities	(210,432)	3,381

Financing Activities
Purchases of common shares under share repurchase program	(40,964)	—
Proceeds from common shares issued, net	1,280	780
Repayments of borrowings	—	(69,863)
Change in securities lending collateral	41,019	(6,322)
Other	1,084	588
Preferred dividends paid	(5,484)	(6,461)
Net Cash Used For Financing Activities	(3,065)	(81,278)

Effects of exchange rate changes on foreign currency cash	(6,436)	4,183

(Decrease) increase in cash	(14,274)	71,107
Cash beginning of year	371,041	351,699
Cash end of period	$356,767	$422,806

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the Company’s audited consolidated financial statements and related notes.

The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

2.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. Since the inception of the share repurchase program, ACGL has repurchased approximately 109.6 million common shares for an aggregate purchase price of $2.77 billion. During the 2013 first quarter, ACGL repurchased 0.9 million common shares for an aggregate purchase price of $41.0 million. At March 31, 2013, $728.9 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

3.                   Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") guidance requiring additional disclosures about reclassification adjustments from accumulated other comprehensive income. As this guidance is disclosure-related only, the adoption of this guidance did not impact the Company’s results of operations, financial condition or liquidity. The additional disclosures are provided in Note 11, "Other Comprehensive Income."

Effective January 1, 2013, the Company adopted FASB guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. The disclosure requirements of this guidance are limited to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing/lending transactions. As this guidance is disclosure-related only and did not amend existing balance sheet offsetting guidance, adoption did not impact the Company’s results of operations, financial condition or liquidity. The additional disclosures are provided in Note 7, "Investment Information," and Note 9, "Derivative Instruments."

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.                   Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of March 31, 2013, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $86.7 million as of March 31, 2013, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At March 31, 2013, the Company had $449.0 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $524.9 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at March 31, 2013.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $807.2 million at March 31, 2013.

Acquisition of CMG Mortgage Insurance Company and Mortgage Platform of PMI

In February 2013, the Company's U.S.-based subsidiaries entered into a definitive agreement to acquire CMG Mortgage Insurance Company (“CMG MI”) from its current owners, PMI Mortgage Insurance Co. (“PMI”), which has been in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company. The Company also agreed to acquire PMI's mortgage insurance operating platform and related assets from PMI. At closing, it is currently estimated that the Company's U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period. In connection with the closing of the transactions, PMI and an affiliate of the Company's U.S.-based subsidiaries will enter into a quota share reinsurance agreement pursuant to which such affiliate, as the reinsurer, will agree to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. Such affiliate also will provide quota share reinsurance to CMG MI through a reinsurance agreement that will become effective prior to the closing. In addition, the Company will enter into a services agreement with PMI to provide for necessary services to administer the run-off of PMI's legacy business at the direction of PMI. The Company is in the process of attempting to obtain the required approvals from various regulators, the Arizona receivership court and the government sponsored enterprises. If the approvals are obtained and the customary closing conditions are satisfied, the Company would not expect the transaction to close until late 2013 at the earliest.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.                   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2013	2012

Numerator:
Net income	$256,476	$164,256
Preferred dividends	(5,484)	(6,461)
Net income available to common shareholders	$250,992	$157,795

Denominator:
Weighted average common shares outstanding — basic	130,907,902	133,954,623
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,290,161	1,012,303
Stock options (1)	3,211,225	2,847,980
Weighted average common shares and common share equivalents outstanding — diluted	135,409,288	137,814,906

Earnings per common share:
Basic	$1.92	$1.18
Diluted	$1.85	$1.14
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2013 first quarter and 2012 first quarter, the number of stock options excluded were 1,016,043 and 451,877, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.                   Segment Information

The following table summarizes the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$688,817	$476,205	$1,163,699	$688,113	$379,976	$1,066,656
Net premiums written	504,550	448,226	952,776	490,680	372,931	863,611

Net premiums earned	$444,965	$307,805	$752,770	$441,740	$238,572	$680,312
Fee income	525	13	538	530	13	543
Losses and loss adjustment expenses	(283,467)	(115,936)	(399,403)	(303,164)	(92,043)	(395,207)
Acquisition expenses, net	(70,758)	(56,834)	(127,592)	(73,870)	(45,092)	(118,962)
Other operating expenses	(76,315)	(33,600)	(109,915)	(73,370)	(26,123)	(99,493)
Underwriting income (loss)	$14,950	$101,448	116,398	$(8,134)	$75,327	67,193

Net investment income			65,672			74,297
Net realized gains			58,340			44,121
Net impairment losses recognized in earnings			(2,246)			(1,023)
Equity in net income of investment funds accounted for using the equity method			13,823			24,826
Other income (loss)			1,244			(8,068)
Other expenses			(10,268)			(6,979)
Interest expense			(5,898)			(7,521)
Net foreign exchange gains (losses)			24,264			(20,688)
Income before income taxes			261,329			166,158
Income tax expense			(4,853)			(1,902)

Net income			256,476			164,256
Preferred dividends			(5,484)			(6,461)
Net income available to common shareholders			$250,992			$157,795

Underwriting Ratios
Loss ratio	63.7%	37.7%	53.1%	68.6%	38.6%	58.1%
Acquisition expense ratio (2)	15.8%	18.5%	16.9%	16.6%	18.9%	17.4%
Other operating expense ratio	17.2%	10.9%	14.6%	16.6%	10.9%	14.6%
Combined ratio	96.7%	67.1%	84.6%	101.8%	68.4%	90.1%
_________________________________________________
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.                   Investment Information

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
March 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,592,744	$77,404	$(6,854)	$2,522,194	$(56)
Mortgage backed securities	1,704,813	23,249	(9,395)	1,690,959	(9,330)
Municipal bonds	1,442,116	54,533	(1,732)	1,389,315	(17)
Commercial mortgage backed securities	867,856	27,757	(2,717)	842,816	(231)
U.S. government and government agencies	1,151,429	21,512	(463)	1,130,380	(19)
Non-U.S. government securities	1,074,797	24,745	(12,817)	1,062,869	—
Asset backed securities	1,146,611	24,706	(9,760)	1,131,665	(3,348)
Total	9,980,366	253,906	(43,738)	9,770,198	(13,001)

Equity securities	342,091	51,325	(10,124)	300,890	—
Other investments	585,277	36,425	(2,945)	551,797	—
Short-term investments	944,274	2,962	(4,227)	945,539	—
Total	$11,852,008	$344,618	$(61,034)	$11,568,424	$(13,001)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,857,513	$105,798	$(6,710)	$2,758,425	$(62)
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411	(9,329)
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685	(17)
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119	(270)
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605	(19)
Non-U.S. government securities	998,901	33,701	(8,860)	974,060	—
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309	(3,346)
Total	9,882,588	309,850	(35,876)	9,608,614	(13,043)

Equity securities	312,749	26,625	(12,290)	298,414	—
Other investments	549,280	32,582	(3,257)	519,955	—
Short-term investments	730,369	3,521	(1,248)	728,096	—
Total	$11,474,986	$372,578	$(52,671)	$11,155,079	$(13,043)
_________________________________________________

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2013, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $5.1 million, compared to a net unrealized gain of $2.0 million at December 31, 2012.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$533,561	$(4,593)	$35,835	$(2,261)	$569,396	$(6,854)
Mortgage backed securities	728,792	(8,613)	24,055	(782)	752,847	(9,395)
Municipal bonds	188,494	(1,292)	10,513	(440)	199,007	(1,732)
Commercial mortgage backed securities	216,698	(2,665)	710	(52)	217,408	(2,717)
U.S. government and government agencies	44,237	(463)	—	—	44,237	(463)
Non-U.S. government securities	384,535	(7,178)	76,346	(5,639)	460,881	(12,817)
Asset backed securities	190,944	(4,425)	54,700	(5,335)	245,644	(9,760)
Total	2,287,261	(29,229)	202,159	(14,509)	2,489,420	(43,738)
Equity securities	114,184	(8,210)	20,725	(1,914)	134,909	(10,124)
Other investments	62,020	(2,043)	33,759	(902)	95,779	(2,945)
Short-term investments	108,123	(4,227)	—	—	108,123	(4,227)
Total	$2,571,588	$(43,709)	$256,643	$(17,325)	$2,828,231	$(61,034)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$490,784	$(3,692)	$52,334	$(3,018)	$543,118	$(6,710)
Mortgage backed securities	537,883	(4,290)	60,574	(3,194)	598,457	(7,484)
Municipal bonds	147,766	(1,120)	7,052	(301)	154,818	(1,421)
Commercial mortgage backed securities	36,649	(2,261)	8,878	(2,207)	45,527	(4,468)
U.S. government and government agencies	146,526	(1,095)	—	—	146,526	(1,095)
Non-U.S. government securities	244,827	(1,070)	135,564	(7,790)	380,391	(8,860)
Asset backed securities	234,584	(1,508)	57,371	(4,330)	291,955	(5,838)
Total	1,839,019	(15,036)	321,773	(20,840)	2,160,792	(35,876)
Equity securities	130,385	(10,200)	16,469	(2,090)	146,854	(12,290)
Other investments	23,849	(2,474)	35,083	(783)	58,932	(3,257)
Short-term investments	57,415	(1,248)	—	—	57,415	(1,248)
Total	$2,050,668	$(28,958)	$373,325	$(23,713)	$2,423,993	$(52,671)
_________________________________________________

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2013, on a lot level basis, approximately 860 security lots out of a total of approximately 4,340 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.2 million. At December 31, 2012, on a lot level basis, approximately 910 security lots out of a total of approximately 4,580 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.5 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
Maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$414,808	$405,063	$446,402	$436,376
Due after one year through five years	3,692,725	3,617,078	3,876,062	3,769,426
Due after five years through 10 years	1,852,459	1,789,372	1,949,297	1,869,698
Due after 10 years	301,094	293,245	179,927	172,275
	6,261,086	6,104,758	6,451,688	6,247,775
Mortgage backed securities	1,704,813	1,690,959	1,532,736	1,515,411
Commercial mortgage backed securities	867,856	842,816	824,165	791,119
Asset backed securities	1,146,611	1,131,665	1,073,999	1,054,309
Total	$9,980,366	$9,770,198	$9,882,588	$9,608,614

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $90.8 million and $88.4 million, respectively, at March 31, 2013, compared to $50.8 million and $49.6 million, respectively, at December 31, 2012. The fair value of the portfolio of collateral backing the Company's securities lending program was $84.3 million at March 31, 2013, compared to $42.5 million at December 31, 2012. Such amounts included approximately $5.4 million fair value of sub-prime securities at March 31, 2013, compared to $5.4 million at December 31, 2012. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table summarizes the Company's other investments, including available for sale and fair value option components:

	March 31, 2013	December 31, 2012
Available for sale:
Asian and emerging markets	$328,652	$316,860
Investment grade fixed income	249,345	220,410
Other	7,280	12,010
Total available for sale	585,277	549,280
Fair value option:
Term loan investments (par value: $323,833 and $307,016)	328,254	308,596
Asian and emerging markets	30,796	24,035
Investment grade fixed income	81,583	67,624
Non-investment grade fixed income	11,107	11,093
Other	86,105	116,623
Total fair value option	$537,845	$527,971
Total	$1,123,122	$1,077,251

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	March 31, 2013	December 31, 2012
Fixed maturities	$364,385	$363,541
Other investments	537,845	527,971
Equity securities	—	25,954
Investments accounted for using the fair value option	902,230	917,466
Securities sold but not yet purchased (1)	—	(6,924)
Net assets accounted for using the fair value option	$902,230	$910,542
_________________________________________________

(1)	Represents the Company’s obligation to deliver equity securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2013	2012
Fixed maturities	$62,006	$73,450
Term loan investments (1)	4,217	2,299
Equity securities	1,423	1,664
Short-term investments	392	372
Other (2)	6,299	3,193
Gross investment income	74,337	80,978
Investment expenses	(8,665)	(6,681)
Net investment income	$65,672	$74,297
_________________________________________________

(1)	Included in “investments accounted for using the fair value option” on the Company’s consolidated balance sheets.

(2)	Amounts include dividends on investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended
	March 31,
	2013	2012
Available for sale securities:
Gross gains on investment sales	$67,020	$48,012
Gross losses on investment sales	(25,056)	(17,936)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	5,058	8,217
Equity securities	699	3,387
Other investments	9,951	3,753
TALF investments	—	1,224
TALF borrowings	—	1,071
Derivative instruments (1)	(378)	(4,669)
Other	1,046	1,062
Net realized gains	$58,340	$44,121
_________________________________________________

(1)	See Note 9 for information on the Company’s derivative instruments.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended
	March 31,
	2013	2012
Fixed maturities:
Mortgage backed securities	$(15)	$(746)
Corporate bonds	—	(196)
Asset backed securities	(20)	—
Total	(35)	(942)
Investment of funds received under securities lending agreements	—	(81)
Equity securities	(2,211)	—
Net impairment losses recognized in earnings	$(2,246)	$(1,023)

A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in the 2013 first quarter is as follows:

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

•
Mortgage backed and asset backed securities — the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. The expected recovery values were reduced on a small number of securities, primarily as a result of increases in expected default expectations and foreclosure costs. The amortized cost basis of the securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process.

The Company believes that the $13.0 million of OTTI included in accumulated other comprehensive income at March 31, 2013 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At March 31, 2013, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2013	2012
Balance at start of period	$62,001	$66,545
Credit loss impairments recognized on securities not previously impaired	33	212
Credit loss impairments recognized on securities previously impaired	2	811
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(80)	(482)
Balance at end of period	$61,956	$67,086

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

	March 31, 2013	December 31, 2012
Assets used for collateral or guarantees:
Affiliated transactions	$4,104,426	$4,062,097
Third party agreements	791,160	771,631
Deposits with U.S. regulatory authorities	308,110	290,441
Deposits with non-U.S. regulatory authorities	6,843	247,321
Trust funds	110,266	96,342
Total restricted assets	$5,320,805	$5,467,832

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicated the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At March 31, 2013, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company's investment portfolio at March 31, 2013.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.75 billion of financial assets and liabilities measured at fair value at March 31, 2013, approximately $1.10 billion, or 8.6%, were priced using non-binding broker-dealer quotes. Of the $12.40 billion of financial

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assets and liabilities measured at fair value at December 31, 2012, approximately $927.9 million, or 7.5%, were priced using non-binding broker-dealer quotes.

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

Other investments. The fair values for certain of the Company's other investments are determined using net asset values (“NAV”) as advised by external fund managers. The NAV is based on the fund manager's valuation of the underlying holdings in accordance with the fund's governing documents. Periodically, the Company performs a number of monitoring procedures in order to assess the quality of the NAVs, including regular review and discussion of each fund's performance, regular evaluation of fund performance against applicable benchmarks and the backtesting of the NAVs against audited and interim financial statements. Other investments with liquidity terms allowing the Company to substantially redeem its holdings in a short time frame at the applicable NAV are reflected in Level 2. Other investments with redemption restrictions that prevent the Company from redeeming in the near term are classified in Level 3 of the valuation hierarchy.

Short-term investments. The Company determined that certain of its short-term investments held in highly liquid money market-type funds would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other short-term investments are classified in Level 2 of the valuation hierarchy.

The Company reviews the classification of its investments each quarter. No transfers were made in the periods presented. In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of the following tables, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2013:

		Fair Value Measurement Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,592,744	$—	$2,495,446	$97,298
Mortgage backed securities	1,704,813	—	1,704,813	—
Municipal bonds	1,442,116	—	1,442,116	—
Commercial mortgage backed securities	867,856	—	867,856	—
U.S. government and government agencies	1,151,429	1,151,429	—	—
Non-U.S. government securities	1,074,797	—	1,074,797	—
Asset backed securities	1,146,611	—	1,146,611	—
Total	9,980,366	1,151,429	8,731,639	97,298

Equity securities	342,091	340,798	1,293	—
Other investments	585,277	—	399,342	185,935
Short-term investments	944,274	896,774	47,500	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	291,922	—	291,922	—
Non-U.S. government bonds	72,463	—	72,463	—
Other investments	537,845	—	358,475	179,370
Equity securities	—	—	—	—
Total	902,230	—	722,860	179,370

Total assets measured at fair value	$12,754,238	$2,389,001	$9,902,634	$462,603

Liabilities measured at fair value:
Fair value option:
Securities sold but not yet purchased (2)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
_________________________________________________

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2012:

		Fair Value Measurement Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,857,513	$—	$2,759,109	$98,404
Mortgage backed securities	1,532,736	—	1,532,736	—
Municipal bonds	1,463,586	—	1,463,586	—
Commercial mortgage backed securities	824,165	—	824,165	—
U.S. government and government agencies	1,131,688	1,131,688	—	—
Non-U.S. government securities	998,901	—	998,901	—
Asset backed securities	1,073,999	—	1,073,999	—
Total	9,882,588	1,131,688	8,652,496	98,404

Equity securities	312,749	312,666	83	—
Other investments	549,280	—	365,078	184,202
Short-term investments	730,369	678,441	51,928	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	275,132	—	275,132	—
Non-U.S. government bonds	88,409	—	88,409	—
Other investments	527,971	—	332,621	195,350
Equity securities	25,954	25,954	—	—
Total	917,466	25,954	696,162	195,350

Total assets measured at fair value	$12,392,452	$2,148,749	$9,765,747	$477,956

Liabilities measured at fair value:
Fair value option:
Securities sold but not yet purchased (2)	$6,924	$6,924	$—	$—
Total liabilities measured at fair value	$6,924	$6,924	$—	$—
_________________________________________________

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the 2013 first quarter and 2012 first quarter:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total
Three Months Ended March 31, 2013
Balance at beginning of period	$98,404	$184,202	$195,350	$477,956
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,492	4,762	373	6,627
Included in other comprehensive income	(1,688)	1,912	—	224
Purchases, issuances, sales and settlements
Purchases	—	5,000	41,654	46,654
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(910)	(9,942)	(58,007)	(68,859)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$97,298	$185,934	$179,370	$462,602

Three Months Ended March 31, 2012
Balance at beginning of period	$92,091	$5,124	$—	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	2,331	81	—	2,412
Included in other comprehensive income	2,273	1,091	—	3,364
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(40)	(81)	—	(121)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$96,655	$6,215	$—	$102,870
_________________________________________________

(1)	Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were recorded in net realized gains (losses) or net investment income.

The amount of total gains for the 2013 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013 was $6.6 million. The amount of total gains for the 2012 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012 was $2.4 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2013, the Company’s senior notes were carried at their cost of $300.0 million and had a fair value of $387.5 million. The fair values of these securities were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2013 or December 31, 2012.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in “fixed maturities available for sale, at fair value” while the fair value of all other derivatives is included in “other investments available for sale, at fair value” in the consolidated balance sheets.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value
March 31, 2013
Futures contracts	$638	$(175)	$463	$311,532
Foreign currency forward contracts	2,598	(4,617)	(2,019)	542,136
TBAs	432,730	(290,526)	142,204	684,500
Other	2,027	(1,047)	980	287,716
Total	$437,993	$(296,365)	$141,628

December 31, 2012
Futures contracts	$52	$(52)	$—	$340,400
Foreign currency forward contracts	2,809	(2,678)	131	396,468
TBAs	23,599	(4,346)	19,253	26,000
Other	448	(676)	(228)	50,341
Total	$26,908	$(7,752)	$19,156

The Company's derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party "in-the-money" regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At March 31, 2013, asset derivatives and liability derivatives of $165.4 million and $72.3 million, respectively, were subject to a master netting agreement, compared to $26.9 million and $7.8 million, respectively, at December 31, 2012. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended
Derivatives not designated as	March 31,
hedging instruments	2013	2012
Futures contracts	$(829)	$(2,021)
Foreign currency forward contracts	(725)	(1,881)
TBAs	541	323
Other	635	(1,090)
Total	$(378)	$(4,669)

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

The Company’s income tax provision on income before income taxes resulted in an expense of 1.9% for the 2013 first quarter, compared to an expense of 1.1% for the 2012 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $112.2 million at March 31, 2013, compared to $98.6 million at December 31, 2012. In addition, the Company paid $1.3 million in income taxes for the 2013 first quarter, while the Company paid $2.8 million for the 2012 first quarter.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $2.0 million of federal excise taxes for the 2013 first quarter, compared to $2.0 million for the 2012 first quarter. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.            Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income ("AOCI"), net of tax, for the 2013 first quarter:

	Unrealized Gains on Available-For-Sale Securities	Foreign Currency Translation Adjustments	Total

Beginning balance	$289,957	$(2,940)	$287,017
Other comprehensive income before reclassifications	9,469	(28,222)	(18,753)
Amounts reclassified from accumulated other comprehensive income	(38,701)	—	(38,701)
Net current period other comprehensive income (loss)	(29,232)	(28,222)	(57,454)
Ending balance	$260,725	$(31,162)	$229,563

The following table presents details about amounts reclassified from accumulated other comprehensive income for the 2013 first quarter:

Details About AOCI Components	Consolidated Statement of Income Line Item That Includes Reclassification	Amounts Reclassed From AOCI

Unrealized Gains on Available-For-Sale Securities
	Net realized gains	$44,365
	Net impairment losses included in earnings	(2,246)
	Total before tax	42,119
	Income tax expense	(3,418)
	Net of tax	$38,701

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$10,347	$876	$9,471
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(2)	—	(2)
Less reclassification of net realized gains included in net income	42,119	3,418	38,701
Foreign currency translation adjustments	(28,222)	—	(28,222)
Other comprehensive income (loss)	$(59,996)	$(2,542)	$(57,454)

Three Months Ended March 31, 2012
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$92,773	$(2,090)	$94,863
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	$(8)	$—	$(8)
Less reclassification of net realized gains included in net income	$30,759	$3,248	$27,511
Foreign currency translation adjustments	$13,869	$668	$13,201
Other comprehensive income (loss)	$75,875	$(4,670)	$80,545

12.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2013, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2012 Form 10-K. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $5.74 billion in capital at March 31, 2013 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continues to show improvement across the board. In our insurance business, weighted rate increases were approximately 3% above loss cost trends in the 2013 first quarter. These improvements, on a line by line basis, ranged from minus 1% to as high as a positive 16%. In addition, the movement of business from the admitted market to the excess and surplus lines market continues. Even with this improvement in the rate environment, on an absolute basis, we believe that longer-tail lines still require significant rate improvement to meet our return objectives. In March 2013, we expanded our insurance underwriting platform in the excess and surplus lines market by starting a binding authority insurance facility that caters to smaller accounts through the wholesale distribution channel. In our reinsurance business, rates on property and property catastrophe business for the upcoming renewal season are expected to be down 5% to 10% in the aggregate, with some increases on accounts impacted by Superstorm Sandy and decreases on other business. In addition, our reinsurance operations benefited from the underlying rate increases in primary lines noted above. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2013, our modeled peak zone catastrophe exposure was a windstorm affecting the

Northeastern U.S., with a net probable maximum pre-tax loss of $886 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $798 million and $582 million, respectively. Based on in-force exposure estimated as of January 1, 2013, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $867 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $838 million and $603 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of April 1, 2013, our modeled peak zone earthquake exposure (New Madrid earthquake) represented less than 45% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. Actual losses may also increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2012 Form 10-K.

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $37.66 at March 31, 2013, compared to $36.19 at December 31, 2012 and $33.33 at March 31, 2012. The 4.1% change for the 2013 first quarter and 13.0% change for the trailing twelve months ended March 31, 2013 were generated through operating results and total return on investments.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders’ equity during the period. After-tax operating income available to common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 12.9% for the 2013 first quarter, compared to 10.4% for the 2012 first quarter. The improved Operating ROAE for the 2013 first quarter primarily resulted from improved underwriting results compared to the 2012 first quarter.

Total Return on Investments

Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses and includes the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods. The benchmark return is a weighted average of the benchmarks assigned to each of our investment managers and vary based on the nature of the portfolios under management.

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

At March 31, 2013, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.44 years and included weightings to the following indices:

Weighting
The Bank of America Merrill Lynch 1-10 Year U.S. Treasury & Agency Index	30.875%
The Bank of America Merrill Lynch 1-10 Year AA U.S. Corporate & Yankees Index	20.875%
The Bank of America Merrill Lynch U.S. Mortgage Backed Securities Index	11.875%
Barclays Capital CMBS, AAA Index	10.000%
The Bank of America Merrill Lynch 1-10 Year U.S. Municipal Securities Index	7.125%
MSCI World Free Index	5.000%
The Bank of America Merrill Lynch 0-3 Month U.S. Treasury Bill Index	4.750%
The Bank of America Merrill Lynch U.S. High Yield Constrained Index	2.375%
Barclays Capital U.S. High-Yield Corporate Loan Index	2.375%
The Bank of America Merrill Lynch 1-10 Year U.K. Gilt Index	2.375%
The Bank of America Merrill Lynch 1-10 Year Euro Government Index	2.375%
Total	100.000%

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
2013 first quarter	0.50%	0.46%
2012 first quarter	1.87%	1.56%
_________________________________________________

(1)	Our investment expenses were approximately 0.29% of average invested assets for the 2013 first quarter, compared to 0.23% for the 2012 first quarter.

Total return for the 2013 first quarter reflected strong returns on equities and alternatives and flat to negative returns on fixed income investments. Excluding foreign exchange, total return was 1.01% for the 2013 first quarter, compared to 1.60% for the 2012 first quarter.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended
	March 31,
	2013	2012
After-tax operating income available to common shareholders	$158,748	$113,660
Net realized gains, net of tax	54,923	40,873
Net impairment losses recognized in earnings, net of tax	(2,246)	(1,023)
Equity in net income of investment funds accounted for using the equity method, net of tax	13,823	24,826
Net foreign exchange gains (losses), net of tax	25,744	(20,541)
Net income available to common shareholders	$250,992	$157,795

The increase in after-tax operating income in the 2013 first quarter compared to the 2012 first quarter primarily resulted from improved underwriting results in both the reinsurance and insurance segments. Results in both periods reflected a relatively light level of catastrophic activity.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2013	2012	% Change
Gross premiums written	$688,817	$688,113	0.1
Net premiums written	504,550	490,680	2.8
Net premiums earned	$444,965	$441,740	0.7
Fee income	525	530
Losses and loss adjustment expenses	(283,467)	(303,164)
Acquisition expenses, net	(70,758)	(73,870)
Other operating expenses	(76,315)	(73,370)
Underwriting income (loss)	$14,950	$(8,134)	n/m

Underwriting Ratios			% Point Change
Loss ratio	63.7%	68.6%	(4.9)
Acquisition expense ratio (1)	15.8%	16.6%	(0.8)
Other operating expense ratio	17.2%	16.6%	0.6
Combined ratio	96.7%	101.8%	(5.1)
_________________________________________________
(1)     The acquisition expense ratio is adjusted to include certain fee income.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Programs	$100,515	20	$81,616	17
Property, energy, marine and aviation	83,611	17	79,819	16
Executive assurance	60,352	12	68,378	14
Professional liability	55,774	11	70,561	14
National accounts	45,116	9	35,438	7
Construction	42,212	8	33,653	7
Casualty	23,795	5	26,973	5
Lenders products	21,673	4	22,415	5
Travel and accident	16,457	3	22,836	5
Surety	15,256	3	12,134	2
Healthcare	9,646	2	10,635	2
Other (1)	30,143	6	26,222	6
Total	$504,550	100	$490,680	100
_________________________________________________

(1)	Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

2013 first quarter versus 2012. Net premiums written were 2.8% higher than in the 2012 first quarter with increases in programs, national accounts, construction and accident and health lines. The increase in program business was primarily due to growth within existing programs and the impact of rate movements while the increase in construction and national accounts primarily resulted from new business, high renewal retention ratios and increased ratable exposures. The higher level of construction business resulted, in part, from mix of rate and exposure increases while growth in accident and health primarily resulted from new business. Such amounts were partially offset by reductions in professional liability and executive assurance business, primarily in the insurance segment's U.K. operations, reflecting lower participation on certain accounts due to the lack of favorable rate movements.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Programs	$89,923	20	$73,998	17
Property, energy, marine and aviation	78,005	18	78,494	18
Executive assurance	58,154	13	58,766	13
Professional liability	58,657	13	63,256	14
National accounts	21,643	5	19,136	4
Construction	35,239	8	31,808	7
Casualty	25,823	6	29,065	7
Lenders products	20,957	5	32,153	7
Travel and accident	12,905	3	16,713	4
Surety	13,183	3	10,560	2
Healthcare	9,007	2	8,898	2
Other (1)	21,469	4	18,893	5
Total	$444,965	100	$441,740	100
_________________________________________________

(1)	Includes excess workers’ compensation, employer’s liability, alternative markets and accident and health business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2013	2012
Current year	64.8%	68.7%
Prior period reserve development	(1.1)%	(0.1)%
Loss ratio	63.7%	68.6%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 3.9 points lower in the 2013 first quarter compared to the 2012 first quarter primarily due to the level of catastrophic activity in each period. The 2013 first quarter loss ratio did not reflect any catastrophic activity, compared to 1.2 points in the 2012 first quarter. The 2013 first quarter current year loss ratio also reflected changes in the mix of business earned when compared to the 2012 first quarter.

Prior Period Reserve Development.

2013 first quarter: The insurance segment’s net favorable development of $5.0 million, or 1.1 points, consisted of $16.1 million of net favorable development in short-tailed lines, partially offset by $11.1 million of net adverse development which was primarily from medium-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2009 to 2011 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was not significant in the quarter. Net adverse development in medium-tailed lines of $11.1 million included a net increase of $5.8 million in professional liability reserves, primarily from a small number of claims in the 2007 accident year, $4.5 million in casualty reserves, primarily related to claims from the two most recent accident years on two Canadian auto liability accounts which have been non-renewed, and $3.7 million in onshore energy reserves, primarily related to a small number of claims.

2012 first quarter: The insurance segment’s net favorable development of $0.5 million, or 0.1 points, consisted of $21.2 million of net favorable development in short-tailed lines, partially offset by $20.7 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2006 to 2011 accident years, primarily due to varying levels of reported claims activity. Net adverse development in medium-tailed and long-tailed lines of $20.7 million included a net increase of $11.5 million in casualty reserves, primarily from the 2004 to 2008 accident years, and $11.0 million in executive assurance reserves, primarily due to a small number of international D&O claims from the 2007 to 2009 accident years.

Underwriting Expenses.

2013 first quarter versus 2012: The insurance segment’s underwriting expense ratio was 33.0% in the 2013 first quarter, compared to 33.2% in the 2012 first quarter. The acquisition expense ratio was 15.8% in the 2013 first quarter, compared to 16.6% in the 2012 first quarter. The comparison of the 2013 first quarter and 2012 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. In addition, the 2013 first quarter acquisition expense ratio included a reduction of 0.1 points of commission expense related to development in prior year loss reserves, compared to an increase of 1.0 point in the 2012 first quarter. The other operating expense ratio was 17.2% for the 2013 first quarter, compared to 16.6% for the 2012 first quarter. The 2013 first quarter operating expense ratio reflected a higher level of aggregate expenses than in the 2012 first quarter due, in part, to selected expansion of the insurance segment's operating platform.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2013	2012	% Change
Gross premiums written	$476,205	$379,976	25.3
Net premiums written	448,226	372,931	20.2
Net premiums earned	$307,805	$238,572	29.0
Fee income	13	13
Losses and loss adjustment expenses	(115,936)	(92,043)
Acquisition expenses, net	(56,834)	(45,092)
Other operating expenses	(33,600)	(26,123)
Underwriting income	$101,448	$75,327	34.7

Underwriting Ratios			% Point Change
Loss ratio	37.7%	38.6%	(0.9)
Acquisition expense ratio (1)	18.5%	18.9%	(0.4)
Other operating expense ratio	10.9%	10.9%	—
Combined ratio	67.1%	68.4%	(1.3)
_________________________________________________
(1)     The acquisition expense ratio is adjusted to include certain fee income.

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Other specialty (1)	$111,314	25	$95,462	26
Casualty (2)	105,545	24	83,960	23
Property excluding property catastrophe (3)	89,060	20	75,493	20
Property catastrophe	77,142	17	86,574	23
Marine and aviation	23,142	5	25,617	7
Other (4)	42,023	9	5,825	1
Total	$448,226	100	$372,931	100

Pro rata	$187,851	42	$124,746	33
Excess of loss	260,375	58	248,185	67
Total	$448,226	100	$372,931	100
_________________________________________________

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes facultative business.

(4)	Includes mortgage, life, casualty clash and other.

2013 first quarter versus 2012. Net premiums written were 20.2% higher than in the 2012 first quarter. The higher level of net premiums written reflected increases to most lines of business, including mortgage business resulting from a reinsurance treaty covering newly originated U.S. residential mortgages that incepted in the 2012 second quarter, casualty and other specialty lines. Growth in casualty business primarily resulted from new accounts while the increase in other specialty primarily resulted from renewals of the credit and surety business acquired from Ariel Reinsurance Company Ltd. ("Ariel") in April 2012. The change in net premiums written in property and marine lines was substantially impacted by a higher amount of retrocessions in the 2013 first quarter.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Other specialty (1)	$83,497	27	$46,148	19
Casualty (2)	57,958	19	45,943	19
Property excluding property catastrophe (3)	64,902	21	61,632	26
Property catastrophe	64,233	21	61,863	26
Marine and aviation	20,104	7	21,449	9
Other (4)	17,111	5	1,537	1
Total	$307,805	100	$238,572	100

Pro rata	$154,181	50	$99,925	42
Excess of loss	153,624	50	138,647	58
Total	$307,805	100	$238,572	100
_________________________________________________

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes facultative business.

(4)	Includes mortgage, life, casualty clash and other.

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned also included $12 million related to the credit and surety business acquired from Ariel with remaining acquired unearned premiums of approximately $24 million at March 31, 2013.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2013	2012
Current year	53.8%	60.7%
Prior period reserve development	(16.1)%	(22.1)%
Loss ratio	37.7%	38.6%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 6.9 points lower in the 2013 first quarter compared to the 2012 first quarter. The 2013 first quarter loss ratio reflected 3.6 points related to current year catastrophic activity, while the 2012 first quarter ratio included 7.4 points of catastrophic activity. The 2013 first quarter current year loss ratio also reflected changes in the mix of business earned when compared to the 2012 first quarter.

Prior Period Reserve Development.

2013 first quarter: The reinsurance segment’s net favorable development of $49.4 million, or 16.1 points, consisted of $35.1 million from short-tailed lines and $14.3 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $45.2 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development from the 2005 to 2012 named catastrophic events of $10.8 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during the 2013 first quarter. Such amounts were partially offset by an increase in estimates for U.S. crop hail losses of $10.1 million. Net favorable development of $14.3 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $5.9 million, spread across the 2002 to 2010 underwriting years, and marine and aviation reserves of $5.7 million, primarily from the 2008 and 2009 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

2012 first quarter: The reinsurance segment’s net favorable development of $52.8 million, or 22.1 points, consisted of $31.3 million from short-tailed lines and $21.5 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $21.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 and 2011 underwriting years. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during the 2012 first quarter. Net favorable development of $21.5 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $20.7 million, primarily from the 2004 to 2007 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

Underwriting Expenses.

2013 first quarter versus 2012: The underwriting expense ratio for the reinsurance segment was 29.4% in the 2013 first quarter, compared to 29.8% in the 2012 first quarter. The acquisition expense ratio for the 2013 first quarter was 18.5%, compared to 18.9% for the 2012 first quarter. The comparison of the 2013 first quarter and 2012 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The operating expense ratio for the 2013 first quarter was 10.9%, compared to 10.9% in the 2012 first quarter. The 2013 first quarter operating expense ratio reflected an increase in aggregate expenses due, in part, to selected expansion of the reinsurance segment’s operating platform, offset by the benefit of the higher level of net premiums earned.

Other Income or Expense Items

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2013	2012
Fixed maturities	$62,006	$73,450
Term loan investments (1)	4,217	2,299
Equity securities	1,423	1,664
Short-term investments	392	372
Other (2)	6,299	3,193
Gross investment income	74,337	80,978
Investment expenses	(8,665)	(6,681)
Net investment income	$65,672	74,297
_________________________________________________

(1)	Included in “investments accounted for using the fair value option” on the consolidated balance sheets.

(2)	Amounts include dividends on investment funds and other items.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.20% for the 2013 first quarter, compared to 2.46% for the 2012 fourth quarter and 2.52% for the 2012 first quarter. The decline in yields in the 2013 first quarter reflects the effects of higher investment expenses and the impact of inflation adjustments on U.S. Treasury Inflation-Protected Securities. In addition, the decline in the 2013 first quarter also reflects the effects of lower reinvestment yields, the use of funds to repurchase shares and our investment strategy which puts a priority on total return. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (joint venture) using the equity method on a three month lag basis based on the availability of their financial statements. We recorded income of $1.2 million on such investments in the 2013 first quarter, compared to a loss of $8.1 million in the 2012 first quarter. The amount recorded for the 2013 first quarter primarily related to Gulf Reinsurance Limited. while the amount recorded in the 2012 first quarter was primarily related to Aeolus LP, which is in runoff. The carrying value of our remaining investment in Aeolus LP at March 31, 2013 was $4.4 million.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $13.8 million of equity in net income related to investment funds accounted for using the equity method in the 2013 first quarter, compared to $24.8 million for the 2012 first quarter. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $219.7 million at March 31, 2013, compared to $307.1 million at December 31, 2012. The reduction in the 2013 first quarter primarily resulted from the sale of one investment fund.

Net Realized Gains or Losses. We recorded net realized gains of $58.3 million for the 2013 first quarter, compared to net realized gains of $44.1 million for the 2012 first quarter. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Total return on our portfolio under management for the 2013 first quarter was 0.50%, compared to 1.87% for the 2012 first quarter. Excluding foreign exchange, total return was 1.01% for the 2013 first quarter, compared to 1.60% for the 2012 first quarter. For the 2013 first quarter, total return on our portfolio reflected strong returns on equities and alternatives and flat to negative returns on fixed income investments. Total return is calculated on a pre-tax basis and before investment expenses.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For the 2013 first quarter, we recorded $2.2 million of credit related impairments in earnings, compared to $1.0 million for the 2012 first quarter. The OTTI recorded in the 2013 first quarter primarily resulted from equity securities following a review of available positive and negative evidence. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $10.3 million for the 2013 first quarter, compared to $7.0 million for the 2012 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. The higher level of expenses in the 2013 first quarter primarily reflected higher incentive compensation costs.

Net Foreign Exchange Gains or Losses. Net foreign exchange gains for the 2013 first quarter were $24.3 million (net unrealized gains of $25.9 million and net realized losses of $1.7 million), compared to net foreign exchange losses for the 2012 first quarter of $20.7 million (net unrealized losses of $20.2 million and net realized losses of $0.5 million). The 2013 first quarter net foreign exchange gains reflected the strengthening of the U.S. Dollar against the British Pound Sterling, Euro and other major currencies during the period. Net unrealized foreign exchange gains or losses result from the effects of revaluing the Company's net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the consolidated statements of income. The Company has not matched a portion of its projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase the Company's exposure to foreign currency fluctuations and increase the volatility of the Company's shareholders' equity.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements.

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

The following table summarizes our invested assets:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Fixed maturities available for sale, at fair value	$9,890,425	75.3	$9,839,988	75.4
Fixed maturities, at fair value (1)	364,385	2.8	363,541	2.8
Fixed maturities pledged under securities lending agreements, at fair value (2)	89,941	0.7	42,600	0.3
Total fixed maturities	10,344,751	78.8	10,246,129	78.5
Short-term investments available for sale, at fair value	943,414	7.2	722,121	5.5
Short-term investments pledged under securities lending agreements, at fair value (2)	860	—	8,248	0.1
Cash	356,767	2.7	371,041	2.8
Equity securities available for sale, at fair value	342,091	2.6	312,749	2.4
Equity securities, at fair value (1)	—	—	25,954	0.2
Other investments available for sale, at fair value	585,277	4.5	549,280	4.2
Other investments, at fair value (1)	537,845	4.1	527,971	4.0
Investments accounted for using the equity method (3)	219,674	1.7	307,105	2.4
Total cash and investments	13,330,679	101.5	13,070,598	100.2
Securities sold but not yet purchased (4)	—	—	(6,924)	(0.1)
Securities transactions entered into but not settled at the balance sheet date	(198,563)	(1.5)	(18,540)	(0.1)
Total investable assets	$13,132,116	100.0	$13,045,134	100.0
_________________________________________________

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

(4)	Represents our obligation to deliver equity securities that we did not own at the time of sale. Such amounts are included in “other liabilities” on our balance sheet.

At March 31, 2013, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA-/Aa2” and an average yield to maturity (imbedded book yield), before investment expenses, of 2.45%. At December 31, 2012, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.60%. Our investment portfolio had an average effective duration of 2.94 years at March 31, 2013, compared to 3.06 years at December 31, 2012. At March 31, 2013, approximately $8.53 billion, or 65.0%, of our total investments and cash was internally managed, compared to $8.35 billion, or 64.0%, at December 31, 2012.

The following table summarizes our fixed maturities by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
March 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,884,666	$77,404	$(6,854)	$2,814,116
Mortgage backed securities	1,704,813	23,249	(9,395)	1,690,959
Municipal bonds	1,442,116	54,533	(1,732)	1,389,315
Commercial mortgage backed securities	867,856	27,757	(2,717)	842,816
U.S. government and government agencies	1,151,429	21,512	(463)	1,130,380
Non-U.S. government securities	1,147,260	24,745	(12,817)	1,135,332
Asset backed securities	1,146,611	24,706	(9,760)	1,131,665
Total	$10,344,751	$253,906	$(43,738)	$10,134,583

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,132,645	$105,798	$(6,710)	$3,033,557
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605
Non-U.S. government securities	1,087,310	33,701	(8,860)	1,062,469
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309
Total	$10,246,129	$309,850	$(35,876)	$9,972,155
_________________________________________________

(1)
In securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, we have excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

The following table provides the credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements:

	March 31, 2013		December 31, 2012
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,738,110	26.5	$2,523,212	24.6
AAA	3,211,404	31.0	3,413,431	33.3
AA	1,747,704	16.9	1,563,846	15.3
A	1,389,885	13.4	1,501,156	14.7
BBB	432,799	4.2	538,140	5.3
BB	243,319	2.4	174,527	1.7
B	200,515	1.9	220,772	2.2
Lower than B	221,488	2.1	175,866	1.7
Not rated	159,527	1.6	135,179	1.2
Total	$10,344,751	100.0	$10,246,129	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At March 31, 2013, below-investment grade securities comprised approximately 8.0% of our fixed maturities and fixed maturities pledged under securities lending agreements, compared to 6.9% at December 31, 2012. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At March 31, 2013, corporate bonds represented 31% of the total below investment grade securities at fair value, mortgage backed securities represented 49% of the total and 20% were in other classes. At December 31, 2012, corporate bonds represented 32% of the total below investment grade securities at fair value, mortgage backed securities represented 49% of the total and 19% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$2,427,315	$(35,863)	82.0	$2,113,835	$(28,439)	79.3
10-20%	61,823	(7,803)	17.8	43,871	(6,363)	17.7
20-30%	282	(72)	0.2	3,086	(1,074)	3.0
30-80%	—	—	—	—	—	—
Total	$2,489,420	$(43,738)	100.0	$2,160,792	$(35,876)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade fixed maturities and fixed maturities pledged under securities lending agreements which were in an unrealized loss position:

	March 31, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$105,747	$(1,656)	3.8	$87,223	$(2,513)	7.0
10-20%	3,507	(413)	0.9	9,107	(1,529)	4.3
20-30%	282	(72)	0.2	—	—	—
30-80%	—	—	—	—	—	—
Total	$109,536	$(2,141)	4.9	$96,330	$(4,042)	11.3

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2013, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
General Electric Co.	$77,998	AA+/A1
SBA Communications Corp.	47,215	NR/A2
Crown Castle Int'l Corp.	38,114	NR/A2
Anheuser-Busch Inbev NV	37,182	A/A3
Caterpillar Inc.	31,311	A/A2
Verizon Communications Inc.	28,610	A-/A2
American Tower Trust I	28,128	NR/Aaa
Total SA	28,080	AA-/Aa1
ConocoPhillips	26,979	A/A1
AT&T Inc.	26,620	A-/A2
Total	$370,237
_________________________________________________

(1)	Ratings as assigned by S&P/Moody’s.

Delinquencies and losses with respect to residential mortgage loans from certain vintage years have increased since 2007 and may continue to increase, particularly in the sub-prime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At March 31, 2013, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $1.70 billion, or 13.0% of total investable assets, compared to $1.53 billion, or 11.7%, at December 31, 2012.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At March 31, 2013, CMBS constituted approximately $867.9 million, or 6.6% of total investable assets, compared to $824.2 million, or 6.3%, at December 31, 2012. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our MBS and CMBS at March 31, 2013, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003	$2,017	AA-	$2,151	106.6%	—%
	2004	9,436	BB-	9,442	100.1%	0.1%
	2005	49,991	CCC+	53,219	106.5%	0.4%
	2006	76,070	CCC+	79,820	104.9%	0.6%
	2007	63,460	C	68,712	108.3%	0.5%
	2008	5,899	CC+	6,373	108.0%	—%
	2009 (6)	11,767	AAA	12,564	106.8%	0.1%
	2010 (6)	22,811	AA+	23,491	103.0%	0.2%
	2012 (6)	75,019	AAA	75,231	100.3%	0.6%
	2013 (6)	71,650	AA+	71,012	99.1%	0.5%
Total non-agency MBS		$388,120	BB+	$402,015	103.6%	3.1%

Non-agency CMBS:	2004	923	AAA	871	94.4%	—%
	2005	30,052	AAA	30,028	99.9%	0.2%
	2006	19,840	AA+	19,893	100.3%	0.2%
	2007	28,682	A	30,956	107.9%	0.2%
	2008	300	AA+	311	103.7%	—%
	2009	227	AAA	227	100.0%	—%
	2010	115,892	AAA	124,960	107.8%	1.0%
	2011	138,263	AAA	147,100	106.4%	1.1%
	2012	179,595	AA+	182,104	101.4%	1.4%
	2013	47,399	AAA	47,523	100.3%	0.4%
Total non-agency CMBS		$561,173	AA+	$583,973	104.1%	4.4%

	Non-Agency MBS		Non-Agency
Additional Statistics:	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	83	69	30
Weighted average life (months) (2)	16	50	48
Weighted average loan-to-value % (3)	70.1%	68.2%	62.0%
Total delinquencies (4)	20.5%	19.9%	1.5%
Current credit support % (5)	54.0%	9.8%	30.6%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at March 31, 2013.  The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 27% to 91% on MBS and 7% to 110% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

(6)	Primarily represents Re-REMICs with an average credit quality of “AAA” from Fitch Ratings.

The following table provides information on our asset backed securities (“ABS”) at March 31, 2013:

			Fair Value
	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards (1)	$244,013	AAA	$245,805	100.7%	1.9%
Equipment (2)	250,212	A	251,656	100.6%	1.9%
Loans (3)	214,180	AA+	215,990	100.8%	1.6%
Autos (4)	176,827	AAA	176,372	99.7%	1.3%
Rate reduction bonds (5)	76,567	AAA	79,641	104.0%	0.6%
U.K. securitized (6)	32,344	AAA	32,967	101.9%	0.3%
Commodities (7)	23,000	AA+	23,737	103.2%	0.2%
Home equity (8)	17,180	B-	21,951	127.8%	0.2%
Other	97,342	AA+	98,492	101.2%	0.8%
Total ABS	$1,131,665	AA	$1,146,611	101.3%	8.7%
_________________________________________________
The effective duration of the total ABS was 1.8 years at March 31, 2013.

(1)	The weighted average credit support % on credit cards is 14%.

(2)	The weighted average credit support % on equipment is 6%.

(3)	The weighted average credit support % on loans is 37%.

(4)	The weighted average credit support % on autos is 30%.

(5)	The weighted average credit support % on rate reduction bonds is 5%.

(6)	The weighted average credit support % on U.K. securitized is 21%

(7)	The weighted average credit support % on commodities is 6%.

(8)	The weighted average credit support % on home equity is 18%.

At March 31, 2013, our fixed income portfolio included $67.7 million par value in sub-prime securities with a fair value of $42.9 million and average credit quality ratings from S&P/Moody’s of “BBB+/B2.” At December 31, 2012, our fixed income portfolio included $66.9 million par value in sub-prime securities with a fair value of $42.1 million and average credit quality ratings from S&P/Moody’s of “A-/B2.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $5.4 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC-/Caa3” at March 31, 2013, compared to $5.4 million and “CCC-/Caa3” at December 31, 2012.

At March 31, 2013, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was $201.2 million, or 1.5% of our total investable assets. These securities had average credit quality ratings from S&P/Moody’s of “AA/Aa2” with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at March 31, 2013. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included Assured Guaranty Ltd. ($71.5 million), National Public Finance Guarantee ($105.2 million) and the Texas Permanent School Fund ($24.5 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at March 31, 2013.

The following table provides information on the fair value of our Eurozone investments at March 31, 2013:

	Sovereign (2)	Financial Corporates	Other Corporates	Covered Bonds (3)	Bank Loans (4)	Equities and Other	Total
Country (1)
Germany	$128,311	$—	$9,498	$10,079	$8,652	$9,459	$165,999
Finland	87,541	—	244	—	—	—	87,785
Netherlands	3,464	7,907	46,889	—	8,760	19,660	86,680
France	—	1,014	29,693	16,164	5,106	16,195	68,172
Supranational (5)	63,105	—	—	—	—	—	63,105
Luxembourg	—	—	10,197	—	6,947	433	17,577
Ireland	1,622	—	3,804	—	—	1,480	6,906
Belgium	—	—	6,814	—	—	—	6,814
Spain	—	—	1,332	—	3,345	—	4,677
Austria	—	3,433	—	—	—	—	3,433
Italy	823	—	—	—	863	374	2,060
Total	$284,866	$12,354	$108,471	$26,243	$33,673	$47,601	$513,208
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Cyprus, Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at March 31, 2013.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)	Included in corporate bonds.

(5)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At March 31, 2013, our equity portfolio included $342.1 million of equity securities, compared to $331.8 million at December 31, 2012, net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	March 31, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$96,980	$(4,622)	45.7	$114,670	$(4,704)	38.3
10-20%	35,088	(4,570)	45.1	22,851	(3,612)	29.4
20-30%	1,528	(366)	3.6	6,205	(1,973)	16.1
30-40%	435	(145)	1.4	1,953	(981)	8.0
40-50%	506	(220)	2.2	1,027	(829)	6.7
50-80%	372	(201)	2.0	148	(191)	1.5
Total	$134,909	$(10,124)	100.0	$146,854	$(12,290)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. A substantial portion of the unrealized losses were related to foreign currency fluctuations on our non-U.S. Dollar equity securities. In addition, a substantial portion of such unrealized losses were on equity securities in a continual unrealized loss position for less than 12 months at March 31, 2013. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at March 31, 2013.

The following table summarizes our other investments:

	March 31, 2013	December 31, 2012
Available for sale:
Asian and emerging markets	$328,652	$316,860
Investment grade fixed income	249,345	220,410
Other	7,280	12,010
Total available for sale	585,277	549,280
Fair value option:
Term loan investments (par value: $323,833 and $307,016)	328,254	308,596
Asian and emerging markets	30,796	24,035
Investment grade fixed income	81,583	67,624
Non-investment grade fixed income	11,107	11,093
Other	86,105	116,623
Total fair value option	$537,845	$527,971
Total	$1,123,122	$1,077,251

Certain of the our other investments are in investment funds for which we have the option to redeem at agreed upon values as described in each investment fund's subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact our ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.

Investment funds accounted for using the equity method totaled $219.7 million at March 31, 2013, compared to $307.1 million at December 31, 2012. Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 by level.

Premiums Receivable and Reinsurance Recoverables

At March 31, 2013, 78.0% of premiums receivable of $870.6 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.6% of the total. At December 31, 2012, 69.6% of premiums receivable of $688.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.7% of the total. Approximately 0.8% of the $47.3 million of paid losses and loss adjustment expenses recoverable at March 31, 2013 were more than 90 days overdue, while 18.9% of the $41.0 million of paid losses and loss adjustment expenses recoverable at December 31, 2012 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $11.6 million at March 31, 2013, compared to $12.0 million at December 31, 2012.

At March 31, 2013, approximately 87.7% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.6% of our total shareholders’ equity. At December 31, 2012, approximately 87.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.7% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2013	2012
Premiums Written
Direct	$715,051	$709,732
Assumed	448,647	356,924
Ceded	(210,922)	(203,045)
Net	$952,776	$863,611

Premiums Earned
Direct	$647,522	$614,011
Assumed	306,924	259,856
Ceded	(201,676)	(193,555)
Net	$752,770	$680,312

Losses and Loss Adjustment Expenses
Direct	$351,767	$353,782
Assumed	108,997	109,417
Ceded	(61,361)	(67,992)
Net	$399,403	$395,207

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

At March 31, 2013 and December 31, 2012, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2013	December 31, 2012
Insurance:
Case reserves	$1,455,066	$1,438,575
IBNR reserves	2,947,624	2,979,344
Total net reserves	$4,402,690	$4,417,919

Reinsurance:
Case reserves	$776,605	$781,894
Additional case reserves	148,295	195,033
IBNR reserves	1,709,374	1,709,376
Total net reserves	$2,634,274	$2,686,303

Total:
Case reserves	$2,231,671	$2,220,469
Additional case reserves	148,295	195,033
IBNR reserves	4,656,998	4,688,720
Total net reserves	$7,036,964	$7,104,222

At March 31, 2013 and December 31, 2012, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2013	December 31, 2012
Executive assurance	$775,596	$772,768
Casualty	689,920	663,703
Professional liability	589,022	598,638
Programs	597,672	592,235
Property, energy, marine and aviation	563,840	613,176
Construction	437,142	430,170
National accounts	215,070	207,551
Healthcare	132,453	135,227
Surety	91,691	95,139
Travel and accident	34,016	36,568
Lenders products	29,822	28,606
Other	246,446	244,138
Total net reserves	$4,402,690	$4,417,919

At March 31, 2013 and December 31, 2012, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2013	December 31, 2012
Casualty	$1,557,100	$1,570,165
Property excluding property catastrophe	286,818	323,727
Other specialty	321,348	288,797
Property catastrophe	249,656	277,817
Marine and aviation	163,782	169,190
Other	55,570	56,607
Total net reserves	$2,634,274	$2,686,303

Shareholders’ Equity

Our shareholders’ equity was $5.34 billion at March 31, 2013, compared to $5.17 billion at December 31, 2012. The increase in 2013 was primarily attributable to positive underwriting and investment returns.

Book Value per Common Share

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	March 31, 2013	December 31, 2012
Calculation of book value per common share:
Total shareholders’ equity	$5,335,530	$5,168,878
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity	$5,010,530	$4,843,878
Common shares outstanding (1)	133,063,225	133,842,613
Book value per common share	$37.66	$36.19
_________________________________________________

(1)	Excludes the effects of 8,324,285 and 8,221,444 stock options and 475,435 and 480,406 restricted stock units outstanding at March 31, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $4.0 million at March 31, 2013, compared to $14.7 million at December 31, 2012. During the 2013 first quarter, ACGL received dividends of $45.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement ("ECR") which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2012, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.32 billion and statutory capital and surplus of $5.01 billion, which amounts were in compliance with Arch Re Bermuda's ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.21 billion to ACGL during the remainder of 2013 without providing an affidavit to the BMA, as discussed above. In addition, under BMA guidelines that became effective on January 1, 2013, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2012.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2013 and December 31, 2012, such amounts approximated $5.32 billion and $5.47 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2013	2012
Total cash provided by (used for):
Operating activities	$205,659	$144,821
Investing activities	(210,432)	3,381
Financing activities	(3,065)	(81,278)
Effects of exchange rate changes on foreign currency cash	(6,436)	4,183
(Decrease) increase in cash	$(14,274)	$71,107

•
Cash provided by operating activities for the 2013 first quarter was higher than in the 2012 period. The increase in operating cash flows primarily reflected a higher level of premium receipts and included an income distribution from an investment fund accounted for using the equity method upon the sale of such investment. Paid losses were higher in the 2013 first quarter, including outflows on named catastrophic events and the maturation of our reserves.

•
Cash used for investing activities for the 2013 first quarter was higher than in the 2012 period. The 2013 first quarter included a higher level of purchases and sales of fixed maturity investments and reflected a higher level of securities on loan through our securities lending program than in the 2012 period.

•
Cash used for financing activities for the 2013 first quarter was lower than in the 2012 period. The 2013 first quarter reflected $41.0 million of share repurchases under our share repurchase program while the 2012 period did not include any repurchase activity. The 2012 period reflected the repayment of $70.0 million of TALF borrowings. In addition, as noted above, the 2013 first quarter cash flows reflected a higher financing inflow for securities on loan through our securities lending program than in the 2012 period.

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

On a consolidated basis, our aggregate investable assets totaled $13.13 billion at March 31, 2013, compared to $13.05 billion at December 31, 2012. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $807.2 million at March 31, 2013.

Various rating agencies have announced the possibility of future downgrades of the United States’ credit rating, depending on spending levels, interest rates, fiscal pressures that result in a higher general government debt trajectory and other factors. In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of March 31, 2013 included $1.15 billion of obligations of the U.S. government and government agencies at fair value and $1.44 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2012 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

In February 2013, our U.S.-based subsidiaries entered into a definitive agreement to acquire CMG Mortgage Insurance Company (“CMG MI”) from its current owners, PMI Mortgage Insurance Co. (“PMI”), which has been in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company. We also agreed to acquire PMI's mortgage insurance operating platform and related assets from PMI. At closing, it is currently estimated that our U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period. In connection with the closing of the transactions, PMI and an affiliate of our U.S.-based subsidiaries will enter into a quota share reinsurance agreement pursuant to which such affiliate, as the reinsurer, will agree to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. Such affiliate also will provide quota share reinsurance to CMG MI through a reinsurance agreement that will become effective prior to the closing. In addition, we will enter into a services agreement with PMI to provide for necessary services to administer the run-off of PMI's legacy business at the direction of PMI. We are in the process of attempting to obtain the required approvals from various regulators, the Arizona receivership court and the government sponsored enterprises. If the approvals are obtained and the customary closing conditions are satisfied, we would not expect the transaction to close until late 2013 at the earliest.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through March 31, 2013, ACGL has repurchased 109.6 million common shares for an aggregate purchase price of $2.77 billion. At March 31, 2013, $728.9 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In August 2011, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company (“Arch Re U.S.”) and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $86.7 million, which are available on a limited basis and for limited purposes. Refer to note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

At March 31, 2013, ACGL’s capital of $5.74 billion consisted of $300.0 million of senior notes, representing 5.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.7% of the total, $325.0 million of preferred shares, representing 5.7% of the total, and common shareholders’ equity of $5.01 billion, representing the balance. At December 31, 2012, ACGL’s capital of $5.57 billion consisted of $300.0 million of senior notes, representing 5.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.8% of the total, $325.0 million of preferred shares, representing 5.8% of the total, and common shareholders’ equity of $4.84 billion, representing the balance. The increase in capital during 2013 was primarily attributable to positive underwriting and investment returns.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2013. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at March 31, 2013 that affect the quantitative and qualitative disclosures presented in our 2012 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
March 31, 2013
Total fair value	$12,507.7	$12,357.3	$12,183.9	$12,002.9	$11,818.1
Change from base	2.66%	1.42%	—	(1.49)%	(3.00)%
Change in unrealized value	$323.8	$173.4	$—	$(181.0)	$(365.8)

December 31, 2012
Total fair value	$12,463.4	$12,303.5	$12,121.9	$11,937.4	$11,751.6
Change from base	2.82%	1.50%	—	(1.52)%	(3.05)%
Change in unrealized value	$341.5	$181.6	$—	$(184.5)	$(370.3)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
March 31, 2013
Total fair value	$12,384.3	$12,298.8	$12,183.9	$12,079.4	$11,974.9
Change from base	1.64%	0.94%	—	(0.86)%	(1.72)%
Change in unrealized value	$200.4	$114.9	$—	$(104.5)	$(209.0)

December 31, 2012
Total fair value	$12,337.5	$12,242.7	$12,121.9	$12,008.8	$11,894.8
Change from base	1.78%	1.00%	—	(0.93)%	(1.87)%
Change in unrealized value	$215.6	$120.8	$—	$(113.1)	$(227.1)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2013, our portfolio’s VaR was estimated to be 2.53%, compared to an estimated 2.75% at December 31, 2012.

Other Investments, Equity Securities and Privately Held Securities. Our investment portfolio includes an allocation to other investments, equity securities and privately held securities. At March 31, 2013 and December 31, 2012, the fair value of such investments totaled $591.9 million and $563.7 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $59.2 million and $56.4 million at March 31, 2013 and December 31, 2012, respectively, and would have decreased book value per common share by approximately $0.44 and $0.42, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $59.2 million and $56.4 million at March 31, 2013 and December 31, 2012, respectively, and would have increased book value per common share by approximately $0.44 and $0.42, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At March 31, 2013, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $599.2 million, compared to $390.7 million at December 31, 2012. A 100 basis point depreciation of the underlying exposure to these derivative instruments at March 31, 2013 and December 31, 2012 would have resulted in a reduction in net income of approximately $6.0 million and $3.9 million, respectively, and would have decreased book value per common share by $0.05 and $0.03, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at March 31, 2013 and December 31, 2012 would have resulted in an increase in net income of approximately $6.0 million and $3.9 million, respectively, and would have increased book value per common share by $0.05 and $0.03, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	March 31, 2013	December 31, 2012
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$188,951	$146,227
Shareholders’ equity denominated in foreign currencies (1)	360,379	290,310
Net foreign currency forward contracts outstanding (2)	(74,313)	(76,517)
Net exposures denominated in foreign currencies	$475,017	$360,020

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(47,502)	$(36,002)
Book value per common share	$(0.36)	$(0.27)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$47,502	$36,002
Book value per common share	$0.36	$0.27
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2013;

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

Other Financial Information

The consolidated financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 10, 2013) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2013, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2013 first quarter:

(U.S. dollars in thousands, except share data)	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
1/1/2013 - 1/31/2013	932,539	$44.01	930,759	$728,947
2/1/2013 - 2/28/2013	4,735	47.65	—	$728,947
3/1/2013 - 3/31/2013	6,478	50.91	—	$728,947
Total	943,752	$44.08	930,759	$728,947
_________________________________________________

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

(2)
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. Since the inception of the share repurchase program, ACGL has repurchased 109.6 million common shares for an aggregate purchase price of $2.77 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2013 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

Item 6.  Exhibits

Exhibit No.	Description

10.1
Asset Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., Arch U.S. MI Services Inc. and Arch Capital Group (U.S.) Inc.*

10.2
Stock Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch U.S. MI Holdings Inc. and Arch Capital Group (U.S.) Inc.*

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.**

_________________________________________________
* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 8, 2013, and incorporated by reference.
** This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 10, 2013	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: May 10, 2013	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Asset Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., Arch U.S. MI Services Inc. and Arch Capital Group (U.S.) Inc.*

10.2
Stock Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch U.S. MI Holdings Inc. and Arch Capital Group (U.S.) Inc.*

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.**

_________________________________________________
* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 8, 2013, and incorporated by reference.
** This exhibit will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) , or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Arch Capital Group Ltd. specifically incorporates it by reference.