Form 10-Q
period 2013-06-30
ARCH CAPITAL GROUP LTD.
filed 2013-08-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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
Yes ☐   No ☒

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of August 2, 2013 was 133,420,370.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2013 and June 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
August 9, 2013

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,619,842 and $9,567,290)	$9,570,583	$9,839,988
Short-term investments available for sale, at fair value (amortized cost: $1,095,497 and $719,848)	1,091,032	722,121
Investment of funds received under securities lending, at fair value (amortized cost: $39,079 and $42,302)	41,062	42,531
Equity securities available for sale, at fair value (cost: $410,219 and $298,414)	438,038	312,749
Other investments available for sale, at fair value (cost: $555,422 and $519,955)	569,407	549,280
Investments accounted for using the fair value option	1,065,684	917,466
Investments accounted for using the equity method	208,796	307,105
Total investments	12,984,602	12,691,240

Cash	375,119	371,041
Accrued investment income	68,413	71,748
Investment in joint venture (cost: $100,000)	108,710	107,284
Fixed maturities and short-term investments pledged under securities lending, at fair value	47,763	50,848
Premiums receivable	876,989	688,873
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,849,891	1,870,037
Contractholder receivables	947,887	865,728
Prepaid reinsurance premiums	330,854	298,484
Deferred acquisition costs, net	313,010	262,822
Receivable for securities sold	447,545	19,248
Other assets	566,900	519,409
Total Assets	$18,917,683	$17,816,762

Liabilities
Reserve for losses and loss adjustment expenses	$8,808,594	$8,933,292
Unearned premiums	1,921,849	1,647,978
Reinsurance balances payable	210,113	188,546
Contractholder payables	947,887	865,728
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	49,135	52,356
Payable for securities purchased	853,156	37,788
Other liabilities	492,631	522,196
Total Liabilities	13,683,365	12,647,884

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 169,245,371 and 168,255,572)	564	561
Additional paid-in capital	272,955	227,778
Retained earnings	5,776,808	5,354,361
Accumulated other comprehensive income (loss), net of deferred income tax	(49,322)	287,017
Common shares held in treasury, at cost (shares: 35,828,952 and 34,412,959)	(1,091,687)	(1,025,839)
Total Shareholders' Equity	5,234,318	5,168,878
Total Liabilities and Shareholders' Equity	$18,917,683	$17,816,762

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Net premiums written	$810,535	$820,233	$1,763,311	$1,683,844
Change in unearned premiums	(51,719)	(93,577)	(251,725)	(276,876)
Net premiums earned	758,816	726,656	1,511,586	1,406,968
Net investment income	68,369	73,608	134,041	147,905
Net realized gains	12,652	34,867	70,992	78,988

Other-than-temporary impairment losses	(724)	(2,454)	(2,972)	(3,485)
Less investment impairments recognized in other comprehensive income, before taxes	—	503	2	511
Net impairment losses recognized in earnings	(724)	(1,951)	(2,970)	(2,974)

Fee income	902	806	1,440	1,349
Equity in net income of investment funds accounted for using the equity method	10,941	7,787	24,764	32,613
Other income (loss)	834	695	2,078	(7,373)
Total revenues	851,790	842,468	1,741,931	1,657,476

Expenses
Losses and loss adjustment expenses	418,653	399,693	818,056	794,900
Acquisition expenses	131,677	128,289	259,269	247,251
Other operating expenses	127,408	117,701	247,591	224,173
Interest expense	5,852	7,439	11,750	14,960
Net foreign exchange gains	(13,811)	(31,689)	(38,075)	(11,001)
Total expenses	669,779	621,433	1,298,591	1,270,283

Income before income taxes	182,011	221,035	443,340	387,193

Income tax expense	5,071	767	9,924	2,669

Net income	176,940	220,268	433,416	384,524

Preferred dividends	5,485	7,649	10,969	14,110
Loss on repurchase of preferred shares	—	10,612	—	10,612

Net income available to common shareholders	$171,455	$202,007	$422,447	$359,802

Net income per common share
Basic	$1.31	$1.50	$3.22	$2.68
Diluted	$1.26	$1.46	$3.11	$2.61

Weighted average common shares and common share equivalents outstanding
Basic	131,377,274	134,529,129	131,143,885	134,241,876
Diluted	135,849,050	138,211,736	135,624,226	138,017,490

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Comprehensive Income (Loss)
Net income	$176,940	$220,268	$433,416	$384,524
Other comprehensive income, net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	(259,562)	18,060	(250,091)	112,923
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(503)	(2)	(511)
Reclassification of net realized gains, net of income taxes, included in net income	(13,916)	(43,792)	(52,617)	(71,303)
Foreign currency translation adjustments, net of deferred income tax	(5,407)	(15,136)	(33,629)	(1,935)
Other comprehensive income (loss)	(278,885)	(41,371)	(336,339)	39,174
Comprehensive Income (Loss)	$(101,945)	$178,897	$97,077	$423,698

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Non-Cumulative Preferred Shares
Balance at beginning of year	$325,000	$325,000
Shares issued - Series C	—	325,000
Shares repurchased - Series A and B	—	(325,000)
Balance at end of period	325,000	325,000

Common Shares
Balance at beginning of year	561	549
Common shares issued, net	3	7
Balance at end of period	564	556

Additional Paid-in Capital
Balance at beginning of year	227,778	161,419
Common shares issued, net	5,362	4,553
Issue costs on Series C preferred shares	—	(9,398)
Reversal of issue costs on repurchase of preferred shares	—	10,612
Exercise of stock options	6,022	4,822
Amortization of share-based compensation	31,466	23,930
Other	2,327	1,687
Balance at end of period	272,955	197,625

Retained Earnings
Balance at beginning of year	5,354,361	4,796,655
Net income	433,416	384,524
Dividends declared on preferred shares	(10,969)	(14,110)
Loss on repurchase of preferred shares	—	(10,612)
Balance at end of period	5,776,808	5,156,457

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	287,017	153,923
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(302,708)	41,620
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(2)	(511)
Foreign currency translation adjustments, net of deferred income tax	(33,629)	(1,935)
Balance at end of period	(49,322)	193,097

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(1,025,839)	(845,472)
Shares repurchased for treasury	(65,848)	(6,947)
Balance at end of period	(1,091,687)	(852,419)

Total Shareholders’ Equity	$5,234,318	$5,020,316

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income	$433,416	$384,524
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(73,611)	(80,753)
Net impairment losses recognized in earnings	2,970	2,974
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	37,493	(18,141)
Share-based compensation	31,466	23,930
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	(33,163)	107,670
Unearned premiums, net of prepaid reinsurance premiums	251,724	276,877
Premiums receivable	(205,044)	(273,735)
Deferred acquisition costs, net	(51,971)	(45,390)
Reinsurance balances payable	24,267	37,129
Other liabilities	(26,981)	(2,526)
Other items, net	(2,212)	(15,291)
Net Cash Provided By Operating Activities	388,354	397,268

Investing Activities
Purchases of:
Fixed maturity investments	(8,599,697)	(7,546,498)
Equity securities	(272,323)	(110,303)
Other investments	(648,915)	(386,243)
Proceeds from the sales of:
Fixed maturity investments	8,468,641	6,887,186
Equity securities	194,212	198,485
Other investments	506,434	216,964
Proceeds from redemptions and maturities of fixed maturity investments	424,953	598,792
Net purchases of short-term investments	(375,146)	(174,607)
Change in investment of securities lending collateral	3,221	(17,837)
Purchase of business, net of cash acquired	—	28,948
Purchases of furniture, equipment and other assets	(7,092)	(10,208)
Net Cash Used For Investing Activities	(305,712)	(315,321)

Financing Activities
Proceeds from issuance of Series C preferred shares, net	—	315,789
Repurchase of Series A and B preferred shares	—	(325,000)
Purchases of common shares under share repurchase program	(56,463)	—
Proceeds from common shares issued, net	(517)	348
Repayments of borrowings	—	(73,773)
Change in securities lending collateral	(3,221)	17,837
Other	5,042	3,464
Preferred dividends paid	(10,969)	(17,412)
Net Cash Used For Financing Activities	(66,128)	(78,747)

Effects of exchange rate changes on foreign currency cash	(12,436)	493

Increase in cash	4,078	3,693
Cash beginning of year	371,041	351,699
Cash end of period	$375,119	$355,392

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

The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

2.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. Since the inception of the share repurchase program, ACGL has repurchased approximately 109.9 million common shares for an aggregate purchase price of $2.79 billion. During the 2013 second quarter and six months ended June 30, 2013, ACGL repurchased 0.3 million and 1.2 million common shares, respectively, for an aggregate purchase price of $15.5 million and $56.5 million, respectively. No share repurchases were made in the comparable 2012 periods. At June 30, 2013, $713.4 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Share-Based Compensation

During the 2013 second quarter, the Company made a stock grant of 516,859 stock appreciation rights and stock options and 544,075 restricted shares and units to certain employees and directors with weighted average grant-date fair values of $13.35 and $53.50 per share, respectively. During the 2012 second quarter, the Company made a stock grant of 782,248 stock appreciation rights and stock options and 728,864 restricted shares and units with weighted average grant-date fair values of $9.91 and $38.59 per share, respectively. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. Such values are being amortized over the respective substantive vesting period. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date.

Loss on Repurchase of Preferred Shares

The Company issued $325.0 million of 6.75% Series C preferred shares in April 2012 and subsequently redeemed all of its $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares at a redemption price equal to $25.00 per share in May 2012. In accordance with GAAP, upon issuance of the Series A and B preferred shares in 2006, costs of $10.6 million were recognized as a reduction of additional paid-in capital in shareholders' equity. Following the redemption of such shares, such issue costs were recorded as a “loss on repurchase of preferred shares” to remove the costs from additional paid-in capital in the second quarter of 2012, as revised and as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (see Note 16 and Note 21).
.

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

4.                   Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of June 30, 2013, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $113.9 million as of June 30, 2013, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At June 30, 2013, the Company had $412.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $481.3 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at June 30, 2013.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $751.0 million at June 30, 2013.

Acquisition of CMG Mortgage Insurance Company and Mortgage Insurance Operating Platform of PMI

In February 2013, certain of the Company's U.S.-based subsidiaries (collectively “Arch U.S. MI”) entered into a definitive agreement to acquire (1) CMG Mortgage Insurance Company (“CMG MI”) from its current owners, PMI Mortgage Insurance Co. in rehabilitation (“PMI”), which has been under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company, and (2) PMI's mortgage insurance operating platform and certain related assets from PMI. In connection with the closing of the transactions, PMI and an affiliate of the Company's U.S.-based subsidiaries will enter into a quota share reinsurance agreement pursuant to which such affiliate, as the reinsurer, will agree to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. At closing, it is currently estimated that the Company's U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million under all transaction documents. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period. In addition, the Company will enter into a services agreement with PMI to provide for necessary services to administer the run-off of PMI's legacy business at the direction of PMI.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 20, 2013, the Arizona receivership court provided the required approval of the acquisition. The transaction is also subject to approvals of the applicable regulators and approvals by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation of Arch U.S. MI as an eligible insurance carrier in the U.S. mortgage insurance marketplace, as well as the satisfaction of customary closing conditions. In connection with obtaining such consents of regulatory authorities and government-sponsored entities, it is anticipated that Arch U.S. MI or its affiliates will be required to make certain financial commitments to CMG MI, the form and amount of which will be determined based upon discussions with such authorities and entities. Arch U.S. MI's obligation to the sellers to accept financial requirements imposed by regulatory authorities and government-sponsored entities will be determined on the basis of, among other things, the appropriateness of such requirements in light of Arch U.S. MI's business plan and the consistency of such requirements with those imposed on other active participants in the U.S. mortgage insurance industry, as described in the purchase agreements. If these approvals are obtained, it is expected the transaction will close during the latter part of 2013.

5.                   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator:
Net income	$176,940	$220,268	$433,416	$384,524
Preferred dividends	(5,485)	(7,649)	(10,969)	(14,110)
Loss on repurchase of preferred shares	—	(10,612)	—	(10,612)
Net income available to common shareholders	$171,455	$202,007	$422,447	$359,802

Denominator:
Weighted average common shares outstanding — basic	131,377,274	134,529,129	131,143,885	134,241,876
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,088,030	800,455	1,181,947	909,524
Stock options (1)	3,383,746	2,882,152	3,298,394	2,866,090
Weighted average common shares and common share equivalents outstanding — diluted	135,849,050	138,211,736	135,624,226	138,017,490

Earnings per common share:
Basic	$1.31	$1.50	$3.22	$2.68
Diluted	$1.26	$1.46	$3.11	$2.61
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2013 second quarter and 2012 second quarter, the number of stock options excluded were 1,428,616 and 912,056, respectively. For the six months ended June 30, 2013 and 2012, the number of stock options excluded were 1,730,313 and 688,634, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.                   Segment Information

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$703,904	$337,642	$1,040,738	$676,090	$376,981	$1,051,813
Net premiums written	501,568	308,967	810,535	464,584	355,649	820,233

Net premiums earned	$458,656	$300,160	$758,816	$446,594	$280,062	$726,656
Fee income	529	373	902	628	178	806
Losses and loss adjustment expenses	(291,192)	(127,461)	(418,653)	(290,416)	(109,277)	(399,693)
Acquisition expenses, net	(74,249)	(57,428)	(131,677)	(76,058)	(52,231)	(128,289)
Other operating expenses	(80,167)	(33,192)	(113,359)	(76,617)	(29,140)	(105,757)
Underwriting income	$13,577	$82,452	96,029	$4,131	$89,592	93,723

Net investment income			68,369			73,608
Net realized gains			12,652			34,867
Net impairment losses recognized in earnings			(724)			(1,951)
Equity in net income of investment funds accounted for using the equity method			10,941			7,787
Other income (loss)			834			695
Other expenses			(14,049)			(11,944)
Interest expense			(5,852)			(7,439)
Net foreign exchange gains			13,811			31,689
Income before income taxes			182,011			221,035
Income tax expense			(5,071)			(767)

Net income			176,940			220,268
Preferred dividends			(5,485)			(7,649)
Loss on repurchase of preferred shares			—			(10,612)
Net income available to common shareholders			$171,455			$202,007

Underwriting Ratios
Loss ratio	63.5%	42.5%	55.2%	65.0%	39.0%	55.0%
Acquisition expense ratio (2)	16.1%	19.1%	17.3%	16.9%	18.6%	17.6%
Other operating expense ratio	17.5%	11.1%	14.9%	17.2%	10.4%	14.6%
Combined ratio	97.1%	72.7%	87.4%	99.1%	68.0%	87.2%
_________________________________________________
(1)     Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)     The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$1,392,721	$813,847	$2,204,437	$1,364,203	$756,957	$2,118,469
Net premiums written	1,006,118	757,193	1,763,311	955,264	728,580	1,683,844

Net premiums earned	$903,621	$607,965	$1,511,586	$888,334	$518,634	$1,406,968
Fee income	1,054	386	1,440	1,158	191	1,349
Losses and loss adjustment expenses	(574,659)	(243,397)	(818,056)	(593,580)	(201,320)	(794,900)
Acquisition expenses, net	(145,007)	(114,262)	(259,269)	(149,928)	(97,323)	(247,251)
Other operating expenses	(156,482)	(66,792)	(223,274)	(149,987)	(55,263)	(205,250)
Underwriting income (loss)	$28,527	$183,900	212,427	$(4,003)	$164,919	160,916

Net investment income			134,041			147,905
Net realized gains			70,992			78,988
Net impairment losses recognized in earnings			(2,970)			(2,974)
Equity in net income of investment funds accounted for using the equity method			24,764			32,613
Other income (loss)			2,078			(7,373)
Other expenses			(24,317)			(18,923)
Interest expense			(11,750)			(14,960)
Net foreign exchange gains			38,075			11,001
Income before income taxes			443,340			387,193
Income tax expense			(9,924)			(2,669)

Net income			433,416			384,524
Preferred dividends			(10,969)			(14,110)
Loss on repurchase of preferred shares			—			(10,612)
Net income available to common shareholders			$422,447			$359,802

Underwriting Ratios
Loss ratio	63.6%	40.0%	54.1%	66.8%	38.8%	56.5%
Acquisition expense ratio (2)	15.9%	18.8%	17.1%	16.7%	18.8%	17.5%
Other operating expense ratio	17.3%	11.0%	14.8%	16.9%	10.7%	14.6%
Combined ratio	96.8%	69.8%	86.0%	100.4%	68.3%	88.6%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.                   Investment Information

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
June 30, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,473,130	$33,423	$(60,264)	$2,499,971	$—
Mortgage backed securities	1,592,207	16,874	(46,562)	1,621,895	(9,330)
Municipal bonds	1,507,924	35,880	(14,222)	1,486,266	(17)
Commercial mortgage backed securities	838,471	15,687	(13,340)	836,124	(231)
U.S. government and government agencies	975,345	8,744	(7,251)	973,852	(19)
Non-U.S. government securities	1,002,989	9,671	(27,927)	1,021,245	—
Asset backed securities	1,225,183	17,677	(17,948)	1,225,454	(3,348)
Total	9,615,249	137,956	(187,514)	9,664,807	(12,945)

Equity securities	438,038	44,653	(16,834)	410,219	—
Other investments	569,407	32,313	(18,328)	555,422	—
Short-term investments	1,094,129	174	(4,650)	1,098,605	—
Total	$11,716,823	$215,096	$(227,326)	$11,729,053	$(12,945)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,857,513	$105,798	$(6,710)	$2,758,425	$(62)
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411	(9,329)
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685	(17)
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119	(270)
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605	(19)
Non-U.S. government securities	998,901	33,701	(8,860)	974,060	—
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309	(3,346)
Total	9,882,588	309,850	(35,876)	9,608,614	(13,043)

Equity securities	312,749	26,625	(12,290)	298,414	—
Other investments	549,280	32,582	(3,257)	519,955	—
Short-term investments	730,369	3,521	(1,248)	728,096	—
Total	$11,474,986	$372,578	$(52,671)	$11,155,079	$(13,043)
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

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2013, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $4.2 million, compared to a net unrealized gain of $2.0 million at December 31, 2012.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,737,631	$(58,235)	$17,492	$(2,029)	$1,755,123	$(60,264)
Mortgage backed securities	1,015,422	(45,242)	22,558	(1,320)	1,037,980	(46,562)
Municipal bonds	578,711	(13,690)	10,380	(532)	589,091	(14,222)
Commercial mortgage backed securities	450,164	(13,132)	2,111	(208)	452,275	(13,340)
U.S. government and government agencies	621,953	(7,251)	—	—	621,953	(7,251)
Non-U.S. government securities	726,472	(25,265)	23,796	(2,662)	750,268	(27,927)
Asset backed securities	815,150	(14,822)	31,177	(3,126)	846,327	(17,948)
Total	5,945,503	(177,637)	107,514	(9,877)	6,053,017	(187,514)
Equity securities	181,248	(16,499)	2,996	(335)	184,244	(16,834)
Other investments	197,537	(15,113)	23,195	(3,215)	220,732	(18,328)
Short-term investments	161,476	(4,650)	—	—	161,476	(4,650)
Total	$6,485,764	$(213,899)	$133,705	$(13,427)	$6,619,469	$(227,326)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$490,784	$(3,692)	$52,334	$(3,018)	$543,118	$(6,710)
Mortgage backed securities	537,883	(4,290)	60,574	(3,194)	598,457	(7,484)
Municipal bonds	147,766	(1,120)	7,052	(301)	154,818	(1,421)
Commercial mortgage backed securities	36,649	(2,261)	8,878	(2,207)	45,527	(4,468)
U.S. government and government agencies	146,526	(1,095)	—	—	146,526	(1,095)
Non-U.S. government securities	244,827	(1,070)	135,564	(7,790)	380,391	(8,860)
Asset backed securities	234,584	(1,508)	57,371	(4,330)	291,955	(5,838)
Total	1,839,019	(15,036)	321,773	(20,840)	2,160,792	(35,876)
Equity securities	130,385	(10,200)	16,469	(2,090)	146,854	(12,290)
Other investments	23,849	(2,474)	35,083	(783)	58,932	(3,257)
Short-term investments	57,415	(1,248)	—	—	57,415	(1,248)
Total	$2,050,668	$(28,958)	$373,325	$(23,713)	$2,423,993	$(52,671)
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2013, on a lot level basis, approximately 2,410 security lots out of a total of approximately 4,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4.0 million. At December 31, 2012, on a lot level basis, approximately 910 security lots out of a total of approximately 4,580 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.5 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
Maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$281,901	$276,338	$446,402	$436,376
Due after one year through five years	3,358,388	3,356,354	3,876,062	3,769,426
Due after five years through 10 years	2,082,358	2,108,760	1,949,297	1,869,698
Due after 10 years	236,741	239,882	179,927	172,275
	5,959,388	5,981,334	6,451,688	6,247,775
Mortgage backed securities	1,592,207	1,621,895	1,532,736	1,515,411
Commercial mortgage backed securities	838,471	836,124	824,165	791,119
Asset backed securities	1,225,183	1,225,454	1,073,999	1,054,309
Total	$9,615,249	$9,664,807	$9,882,588	$9,608,614

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $47.8 million and $48.1 million, respectively, at June 30, 2013, compared to $50.8 million and $49.6 million, respectively, at December 31, 2012. The fair value of the portfolio of collateral backing the Company's securities lending program was $41.1 million at June 30, 2013, compared to $42.5 million at December 31, 2012. Such amounts included approximately $6.3 million of sub-prime securities at June 30, 2013, compared to $5.4 million at December 31, 2012. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table summarizes the Company's other investments, including available for sale and fair value option components:

	June 30, 2013	December 31, 2012
Available for sale:
Asian and emerging markets	$343,535	$316,860
Investment grade fixed income	219,068	220,410
Other	6,804	12,010
Total available for sale	569,407	549,280
Fair value option:
Term loan investments (par value: $475,397 and $307,016)	481,773	308,596
Asian and emerging markets	28,932	24,035
Investment grade fixed income	74,320	67,624
Non-investment grade fixed income	9,331	11,093
Other (1)	118,018	116,623
Total fair value option	$712,374	$527,971
Total	$1,281,781	$1,077,251
_________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	June 30, 2013	December 31, 2012
Fixed maturities	$353,310	$363,541
Other investments	712,374	527,971
Equity securities	—	25,954
Investments accounted for using the fair value option	1,065,684	917,466
Securities sold but not yet purchased (1)	—	(6,924)
Net assets accounted for using the fair value option	$1,065,684	$910,542
_________________________________________________

(1)	Represents the Company’s obligation to deliver equity securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturities	$62,004	$70,290	$124,010	$143,740
Term loan investments (1)	6,026	3,557	10,243	5,856
Equity securities	3,164	2,425	4,587	4,089
Short-term investments	364	760	756	1,132
Other (2)	4,734	2,980	11,033	6,173
Gross investment income	76,292	80,012	150,629	160,990
Investment expenses	(7,923)	(6,404)	(16,588)	(13,085)
Net investment income	$68,369	$73,608	$134,041	$147,905
_________________________________________________

(1)	Included in “investments accounted for using the fair value option” on the Company’s consolidated balance sheets.

(2)	Amounts include dividends on investment funds and other items.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Available for sale securities:
Gross gains on investment sales	$68,853	$67,936	$135,873	$115,948
Gross losses on investment sales	(54,783)	(20,757)	(79,839)	(38,693)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(6,702)	(4,810)	(1,644)	3,407
Equity securities	5	(3,589)	704	(202)
Other investments	(9,502)	(1,744)	449	2,009
TALF investments	—	(1,274)	—	(50)
TALF borrowings	—	(176)	—	895
Derivative instruments (1)	15,646	277	15,268	(4,392)
Other	(865)	(996)	181	66
Net realized gains	$12,652	$34,867	$70,992	$78,988
_________________________________________________

(1)	See Note 9 for information on the Company’s derivative instruments.

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturities:
Mortgage backed securities	$—	$(146)	$(15)	$(892)
Corporate bonds	—	(1,166)	—	(1,362)
Non-U.S. government securities	—	(261)	—	(261)
Asset backed securities	—	(106)	(20)	(106)
U.S. government and government agencies	—	(10)	—	(10)
Total	—	(1,689)	(35)	(2,631)
Investment of funds received under securities lending agreements	—	(6)	—	(87)
Equity securities	(724)	(256)	(2,935)	(256)
Net impairment losses recognized in earnings	$(724)	$(1,951)	$(2,970)	$(2,974)

A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in the 2013 periods is as follows:

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

The Company believes that the $13.0 million of OTTI included in accumulated other comprehensive income at June 30, 2013 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At June 30, 2013, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at start of period	$61,956	$67,086	$62,001	$66,545
Credit loss impairments recognized on securities not previously impaired	—	1,693	33	1,905
Credit loss impairments recognized on securities previously impaired	—	258	2	1,069
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(507)	(6,511)	(587)	(6,993)
Balance at end of period	$61,449	$62,526	$61,449	$62,526

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

	June 30, 2013	December 31, 2012
Assets used for collateral or guarantees:
Affiliated transactions	$4,226,334	$4,062,097
Third party agreements	793,162	771,631
Deposits with U.S. regulatory authorities	302,572	290,441
Deposits with non-U.S. regulatory authorities	6,591	247,321
Trust funds	103,021	96,342
Total restricted assets	$5,431,680	$5,467,832

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicate the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At June 30, 2013, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company's investment portfolio at June 30, 2013.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.78 billion of financial assets and liabilities measured at fair value at June 30, 2013, approximately $1.45 billion, or 11.4%, were priced using non-binding broker-dealer quotes. Of the $12.40 billion of financial

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assets and liabilities measured at fair value at December 31, 2012, approximately $927.9 million, or 7.5%, were priced using non-binding broker-dealer quotes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2013:

		Fair Value Measurement Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,473,130	$—	$2,470,770	$2,360
Mortgage backed securities	1,592,207	—	1,592,207	—
Municipal bonds	1,507,924	—	1,507,924	—
Commercial mortgage backed securities	838,471	—	838,471	—
U.S. government and government agencies	975,345	975,345	—	—
Non-U.S. government securities	1,002,989	—	1,002,989	—
Asset backed securities	1,225,183	—	1,225,183	—
Total	9,615,249	975,345	8,637,544	2,360

Equity securities	438,038	437,278	760	—
Other investments	569,407	—	379,514	189,893
Short-term investments	1,094,129	1,062,472	31,657	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	293,976	—	293,976	—
Non-U.S. government bonds	59,334	—	59,334	—
Other investments	712,374	—	422,185	290,189
Equity securities	—	—	—	—
Total	1,065,684	—	775,495	290,189

Total assets measured at fair value	$12,782,507	$2,475,095	$9,824,970	$482,442

Liabilities measured at fair value:
Fair value option:
Securities sold but not yet purchased (2)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total
Three Months Ended June 30, 2013
Balance at beginning of period	$97,298	$185,934	$179,370	$462,602
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	3,187	—	(2,075)	1,112
Included in other comprehensive income	(1,363)	3,959	—	2,596
Purchases, issuances, sales and settlements
Purchases	—	—	118,916	118,916
Issuances	—	—	—	—
Sales	(96,655)	—	—	(96,655)
Settlements	(107)	—	(6,022)	(6,129)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$2,360	$189,893	$290,189	$482,442

Three Months Ended June 30, 2012
Balance at beginning of period	$96,655	$6,215	$—	$102,870
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(548)	—	—	(548)
Included in other comprehensive income	(4,032)	171	—	(3,861)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(39)	—	—	(39)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$92,036	$6,386	$—	$98,422
_________________________________________________

(1)	Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were recorded in net realized gains (losses) or net investment income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total
Six Months Ended June 30, 2013
Balance at beginning of period	$98,404	$184,202	$195,350	$477,956
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,679	4,762	(1,702)	7,739
Included in other comprehensive income	(3,051)	5,871	—	2,820
Purchases, issuances, sales and settlements
Purchases	—	5,000	160,570	165,570
Issuances	—	—	—	—
Sales	(96,655)	—	—	(96,655)
Settlements	(1,017)	(9,942)	(64,029)	(74,988)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$2,360	$189,893	$290,189	$482,442

Six Months Ended June 30, 2012
Balance at beginning of period	$92,091	$5,124	$—	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,783	81	—	1,864
Included in other comprehensive income	(1,759)	1,262	—	(497)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(79)	(81)	—	(160)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$92,036	$6,386	$—	$98,422
_________________________________________________

(1)	Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were recorded in net realized gains (losses) or net investment income.

The amount of total losses for the 2013 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013 was $2.2 million, while the amount of total gains for the six months ended June 30, 2013 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013 was $4.4 million. The amount of total losses for the 2012 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012 was $0.5 million, while the amount of total gains for the six months ended June 30, 2012 was $1.9 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At June 30, 2013, the Company’s senior notes were carried at their cost of $300.0 million and had a fair value of $368.8 million. The fair values of these securities were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2013 or December 31, 2012.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in “fixed maturities available for sale, at fair value” while the fair value of all other derivatives is included in “other investments available for sale, at fair value” in the consolidated balance sheets.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value
June 30, 2013
Futures contracts	$160	$(54)	$106	$303,286
Foreign currency forward contracts	15,779	(7,605)	8,174	887,815
TBAs	436,215	(270,629)	165,586	687,560
Other	670	(40)	630	203,466
Total	$452,824	$(278,328)	$174,496

December 31, 2012
Futures contracts	$52	$(52)	$—	$340,400
Foreign currency forward contracts	2,809	(2,678)	131	396,468
TBAs	23,599	(4,346)	19,253	26,000
Other	448	(676)	(228)	50,341
Total	$26,908	$(7,752)	$19,156

The Company's derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party "in-the-money" regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At June 30, 2013, asset derivatives and liability derivatives of $223.5 million and $76.8 million, respectively, were subject to a master netting agreement, compared to $26.9 million and $7.8 million, respectively, at December 31, 2012. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Six Months Ended
Derivatives not designated as	June 30,		June 30,
hedging instruments	2013	2012	2013	2012
Futures contracts	$10,623	$(2,322)	$9,794	$(4,343)
Foreign currency forward contracts	7,605	938	6,880	(943)
TBAs	(3,751)	1,419	(3,210)	1,742
Other	1,169	242	1,804	(848)
Total	$15,646	$277	$15,268	$(4,392)

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

The Company’s income tax provision on income before income taxes resulted in an expense of 2.2% for the six months ended June 30, 2013, compared to an expense of 0.7% for the 2012 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $140.7 million at June 30, 2013, compared to $98.6 million at December 31, 2012. In addition, the Company paid $4.8 million in income taxes for the six months ended June 30, 2013, while the Company paid $4.3 million for the 2012 period.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $4.3 million of federal excise taxes for the six months ended June 30, 2013, compared to $4.0 million for the 2012 period. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.            Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income ("AOCI"), net of tax:

	Unrealized Gains on Available-For-Sale Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended June 30, 2013
Beginning balance	$260,725	$(31,162)	$229,563
Other comprehensive income before reclassifications	(259,562)	(5,407)	(264,969)
Amounts reclassified from accumulated other comprehensive income	(13,916)	—	(13,916)
Net current period other comprehensive income (loss)	(273,478)	(5,407)	(278,885)
Ending balance	$(12,753)	$(36,569)	$(49,322)

Six Months Ended June 30, 2013
Beginning balance	$289,957	$(2,940)	$287,017
Other comprehensive income before reclassifications	(250,093)	(33,629)	(283,722)
Amounts reclassified from accumulated other comprehensive income	(52,617)	—	(52,617)
Net current period other comprehensive income (loss)	(302,710)	(33,629)	$(336,339)
Ending balance	$(12,753)	$(36,569)	$(49,322)

The following table presents details about amounts reclassified from accumulated other comprehensive income:

		Amounts Reclassed from AOCI
Details About AOCI Components	Consolidated Statement of Income Line Item That Includes Reclassification	Three Months Ended	Six Months Ended
		June 30, 2013	June 30, 2013

Unrealized Gains on Available-For-Sale Securities
	Net realized gains	$14,634	$58,999
	Net impairment losses included in earnings	(724)	(2,970)
	Total before tax	13,910	56,029
	Income tax benefit (expense)	6	(3,412)
	Net of tax	$13,916	$52,617

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$(281,388)	$(21,826)	$(259,562)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains included in net income	13,910	(6)	13,916
Foreign currency translation adjustments	(5,407)	—	(5,407)
Other comprehensive income (loss)	$(300,705)	$(21,820)	$(278,885)

Three Months Ended June 30, 2012
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$23,524	$5,464	$18,060
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(503)	—	(503)
Less reclassification of net realized gains included in net income	45,384	1,592	43,792
Foreign currency translation adjustments	(16,699)	(1,563)	(15,136)
Other comprehensive income (loss)	$(39,062)	$2,309	$(41,371)

Six Months Ended June 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$(271,043)	$(20,952)	$(250,091)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(2)	—	(2)
Less reclassification of net realized gains included in net income	56,029	3,412	52,617
Foreign currency translation adjustments	(33,627)	2	(33,629)
Other comprehensive income (loss)	$(360,701)	$(24,362)	$(336,339)

Six Months Ended June 30, 2012
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains arising during period	$109,241	$(3,682)	$112,923
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(511)	—	(511)
Less reclassification of net realized gains included in net income	76,143	4,840	71,303
Foreign currency translation adjustments	(2,830)	(895)	(1,935)
Other comprehensive income (loss)	$29,757	$(9,417)	$39,174

12.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2013, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $5.63 billion in capital at June 30, 2013 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continued to show improvement in the 2013 second quarter as rates rose at roughly the same level as in the first quarter. In our U.S. insurance business, weighted rate increases in the quarter provided 1.5% of expected margin improvement (i.e., rates in excess of loss cost trends) in the 2013 second quarter. These improvements, on a line by line basis, ranged from minus 3% to as high as a positive 11%. In addition, the movement of business from the admitted market to the excess and surplus lines market continues. In March 2013, we expanded our insurance underwriting platform in the excess and surplus lines market by starting a binding authority insurance facility that caters to smaller accounts through the wholesale distribution channel. This group contributed to our 2013 second quarter premiums and is gaining traction across Arch's distribution platform. Notwithstanding the improvement in the rate environment in the 2013 second quarter, on an absolute basis, we believe that longer-tail lines still require significant rate improvement to meet our return objectives. In our reinsurance business, terms and conditions were relatively stable in the 2013 second quarter. Our reinsurance business wrote less property catastrophe business relative to the 2012 second quarter due to rate reductions, a decrease in capacity deployed and an increase use of retrocessions. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

Our objective is to achieve an average operating return on average equity of 15% or greater over the insurance cycle, which we believe to be an attractive return to our common shareholders given the risks we assume. We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and continue to write a significant portion of our overall book in catastrophe-exposed business which has the potential to increase the volatility of our operating results.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2013, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern

U.S., with a net probable maximum pre-tax loss of $858 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $746 million and $606 million, respectively. Based on in-force exposure estimated as of April 1, 2013, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $886 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $798 million and $582 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of July 1, 2013, our modeled peak zone earthquake exposure (New Madrid earthquake) represented less than 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $36.80 at June 30, 2013, compared to $37.66 at March 31, 2013 and $34.45 at June 30, 2012. The 2.3% reduction in the 2013 second quarter was primarily driven by the impact of rising interest rates and wider credit spreads on our fixed income portfolio which also depressed the growth for the trailing twelve months ended June 30, 2013 to 6.8%.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders’ equity during the period. After-tax operating income available to common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 10.9% for the 2013 second quarter, compared to 12.3% for the 2012 second quarter. The lower Operating ROAE for the 2013 second quarter primarily resulted from a higher level of catastrophic activity compared to the 2012 second quarter.

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

At June 30, 2013, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.59 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2013 second quarter	(1.59)%	(1.43)%
2012 second quarter	0.63%	0.86%

Six Months Ended June 30, 2013	(1.11)%	(0.97)%
Six Months Ended June 30, 2012	2.53%	2.43%

Total return for the 2013 periods reflected the impact of both higher interest rates and wider credit spreads in the 2013 second quarter, offset somewhat by the positive returns of our equity and alternatives portfolios. Excluding foreign exchange, total return was (1.56)% for the 2013 second quarter, compared to 1.04% for the 2012 second quarter, and (0.57)% for the six months ended June 30, 2013, compared to 2.66% for the 2012 period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
After-tax operating income available to common shareholders	$135,021	$141,400	$293,769	$255,060
Net realized gains, net of tax	13,779	33,275	68,702	74,148
Net impairment losses recognized in earnings, net of tax	(724)	(1,951)	(2,970)	(2,974)
Equity in net income of investment funds accounted for using the equity method, net of tax	10,941	7,787	24,764	32,613
Net foreign exchange gains, net of tax	12,438	32,108	38,182	11,567
Loss on repurchase of preferred shares, net of tax	—	(10,612)	—	(10,612)
Net income available to common shareholders	$171,455	$202,007	$422,447	$359,802

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Gross premiums written	$703,904	$676,090	4.1	$1,392,721	$1,364,203	2.1
Net premiums written	501,568	464,584	8.0	1,006,118	955,264	5.3

Net premiums earned	$458,656	$446,594	2.7	$903,621	$888,334	1.7
Fee income	529	628		1,054	1,158
Losses and loss adjustment expenses	(291,192)	(290,416)		(574,659)	(593,580)
Acquisition expenses, net	(74,249)	(76,058)		(145,007)	(149,928)
Other operating expenses	(80,167)	(76,617)		(156,482)	(149,987)
Underwriting income (loss)	$13,577	$4,131	228.7	$28,527	$(4,003)	n/m

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	63.5%	65.0%	(1.5)	63.6%	66.8%	(3.2)
Acquisition expense ratio (1)	16.1%	16.9%	(0.8)	15.9%	16.7%	(0.8)
Other operating expense ratio	17.5%	17.2%	0.3	17.3%	16.9%	0.4
Combined ratio	97.1%	99.1%	(2.0)	96.8%	100.4%	(3.6)
_________________________________________________
(1)     The acquisition expense ratio is adjusted to include certain fee income.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$122,981	25	$92,998	20	$223,496	22	$174,614	18
Property, energy, marine and aviation	81,675	16	86,390	19	165,286	16	166,209	17
Professional liability	66,148	13	65,198	14	121,922	12	135,759	14
Executive assurance	43,721	9	60,205	13	104,073	10	128,583	13
Construction	55,418	11	49,784	11	97,630	10	83,437	9
National accounts	13,642	3	4,961	1	58,758	6	40,399	4
Casualty	26,237	5	30,638	7	50,032	5	57,611	6
Lenders products	22,840	5	20,477	4	44,513	4	42,892	4
Travel and accident	16,758	3	20,294	4	33,215	3	43,130	5
Surety	17,501	3	12,723	3	32,757	3	24,857	3
Healthcare	10,374	2	7,959	2	20,020	2	18,594	2
Other (1)	24,273	5	12,957	2	54,416	7	39,179	5
Total	$501,568	100	$464,584	100	$1,006,118	100	$955,264	100
_________________________________________________

(1)	Includes alternative markets, contract binding, accident and health and excess workers’ compensation business.

2013 second quarter versus 2012. Net premiums written were 8.0% higher than in the 2012 second quarter with increases in programs, national accounts, contract binding (launched in early 2013) and construction lines, partially offset by a reduction in executive assurance premiums. The increase in program business resulted from a mix of underlying exposure growth within existing programs, new business and rate increases. The increase in national accounts primarily resulted from new business and rate increases, while the growth in construction reflected a higher net retention. The decrease in executive assurance, primarily in the insurance segment's U.K. operations, reflected lower participation on certain accounts due to the lack of favorable rate movements.

Six Months Ended June 30, 2013 versus 2012. Net premiums written were 5.3% higher than in the 2012 period with increases in programs, national accounts, construction, accident and health and contract binding lines, partially offset by reduction in executive assurance and professional liability premiums. The increase in program business resulted from a mix of underlying exposure growth within existing programs, new business and rate increases. The increase in national accounts primarily resulted from new business and rate increases, while the growth in construction reflected a higher net retention. The decrease in executive assurance and professional liability, primarily in the insurance segment's U.K. operations, reflected lower participation on certain accounts due to the lack of favorable rate movements.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$99,721	22	$80,589	18	$189,644	21	$154,587	17
Property, energy, marine and aviation	71,978	16	77,590	17	149,983	17	156,084	18
Professional liability	59,397	13	68,017	15	118,054	13	131,273	15
Executive assurance	55,540	12	60,856	14	113,694	13	119,622	13
Construction	37,251	8	31,692	7	72,490	8	63,500	7
National accounts	23,942	5	18,415	4	45,585	5	37,551	4
Casualty	24,461	5	28,102	6	50,284	6	57,167	6
Lenders products	20,855	5	21,411	5	41,812	5	53,564	6
Travel and accident	17,893	4	20,661	5	30,798	3	37,374	4
Surety	14,306	3	10,798	2	27,489	3	21,358	2
Healthcare	9,442	2	9,077	2	18,449	2	17,975	2
Other (1)	23,870	5	19,386	5	45,339	4	38,279	6
Total	$458,656	100	$446,594	100	$903,621	100	$888,334	100
_________________________________________________

(1)	Includes alternative markets, contract binding, accident and health and excess workers’ compensation business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current year	67.0%	68.9%	65.9%	68.8%
Prior period reserve development	(3.5)%	(3.9)%	(2.3)%	(2.0)%
Loss ratio	63.5%	65.0%	63.6%	66.8%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 1.9 points lower in the 2013 second quarter compared to the 2012 second quarter and 2.9 points lower for the six months ended June 30, 2013 than in the 2012 period. The 2013 second quarter loss ratio reflected 1.5 points of current year catastrophic activity, primarily related to U.S. tornado and hailstorm events, while catastrophic activity for the 2012 second quarter was minimal. The loss ratio for the six months ended June 30, 2013 reflected 0.7 points of catastrophic activity, compared to 0.5 points for the 2012 period. The loss ratios for the 2013 periods reflected a lower level of large attritional loss activity than in the 2012 periods and also reflected changes in the mix of business earned.

Prior Period Reserve Development.

2013 second quarter: The insurance segment’s net favorable development of $16.0 million, or 3.5 points, consisted of $11.7 million of net favorable development in short-tailed lines and $4.3 million of net favorable development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2008 to 2011 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $7.2 million in the quarter. Net favorable development in medium-tailed and long-tailed lines reflected a reduction of $8.2 million in marine reserves, $3.1 million of favorable development in healthcare reserves and $2.0 million in national accounts, all spread across various accident years. Such amounts were partially offset by a net increase of $4.1 million in professional liability and executive assurance reserves, primarily from a small number of claims in the 2006 accident year, and $5.8 million in casualty reserves, primarily from the 2012 accident year on certain Canadian captive business which has been non-renewed.

2012 second quarter: The insurance segment’s net favorable development of $17.2 million, or 3.9 points, consisted of net favorable development of $16.2 million in short-tailed lines and $11.4 million in medium-tailed lines, partially offset by net adverse development of $10.4 million in long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2010 and 2011 accident years, primarily due to varying levels of reported claims activity, while favorable development in medium-tailed lines reflected reductions in professional liability reserves, primarily from the 2009 accident year, in healthcare reserves, across most accident years, and in surety reserves, primarily from the 2007 and 2008 accident years. Net adverse development in long-tailed lines included a net increase of $6.9 million in construction reserves, primarily from the 2007 and 2008 accident years, and $4.8 million in executive assurance reserves in the 2011 accident year, primarily due to an increase in loss picks in reaction to claims development.

Six Months Ended June 30, 2013: The insurance segment’s net favorable development of $21.0 million, or 2.3 points, consisted of $27.8 million of net favorable development in short-tailed lines, partially offset by $6.8 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2009 to 2011 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $8.6 million in the period. Net adverse development in medium-tailed and long-tailed lines included an increase of $10.4 million in casualty reserves, primarily related to claims from the two most recent accident years on certain Canadian accounts which have been non-renewed, a net increase of $7.9 million in professional liability and executive assurance reserves, primarily from a small number of claims in the 2006 accident year. Such amounts were partially offset by favorable development of $7.5 million in healthcare reserves, $4.5 million in marine, and $4.2 million in national accounts, all spread across various accident years.

Six Months Ended June 30, 2012: The insurance segment’s net favorable development of $17.7 million, or 2.0 points, consisted of net favorable development of $37.4 million in short-tailed lines and $13.8 million in medium-tailed lines, partially offset by net adverse development of $33.5 million in long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2007 to 2011 accident years, primarily due to varying levels of reported claims activity, while favorable development in medium-tailed lines reflected reductions in healthcare reserves across most accident years, and in professional liability reserves, primarily from the 2009 accident year. Net adverse development in long-tailed lines included a net increase of $15.8 million in executive assurance reserves, primarily due to a small number of international D&O claims in more recent accident years, $11.3 million in casualty reserves, primarily from the 2004 to 2008 accident years, and $8.2 million in construction reserves, primarily from the 2007 to 2009 accident years.

Underwriting Expenses.

2013 second quarter versus 2012: The insurance segment’s underwriting expense ratio was 33.6% in the 2013 second quarter, compared to 34.1% in the 2012 second quarter. The acquisition expense ratio was 16.1% in the 2013 second quarter, compared to 16.9% in the 2012 second quarter. The comparison of the 2013 second quarter and 2012 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. In addition, the 2013 second quarter acquisition expense ratio included 0.5 points of commission expense related to development in prior year loss reserves, compared to 0.1 point in the 2012 second quarter. The other operating expense ratio was 17.5% for the 2013 second quarter, compared to 17.2% for the 2012 second quarter. The 2013 second quarter operating expense ratio reflected a higher level of aggregate expenses than in the 2012 second quarter due, in part, to selected expansion of the insurance segment's operating platform and increased share based compensation costs.

Six Months Ended June 30, 2013 versus 2012: The insurance segment’s underwriting expense ratio was 33.2% for the 2013 period, compared to 33.6% for the 2012 period. The acquisition expense ratio was 15.9% for the 2013 period, compared to 16.7% for the 2012 period. The acquisition expense ratio for the 2013 period included 0.2 points of commission expense related to development in prior year loss reserves, compared to 0.5 points in the 2012 second quarter. The other operating expense ratio was 17.3% for the 2013 period, compared to 16.9% for the 2012 period. The operating expense ratio for the 2013 period reflected a higher level of aggregate expenses than in the 2012 period due, in part, to selected expansion of the insurance segment's operating platform and increased share based compensation costs.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Gross premiums written	$337,642	$376,981	(10.4)	$813,847	$756,957	7.5
Net premiums written	308,967	355,649	(13.1)	757,193	728,580	3.9

Net premiums earned	$300,160	$280,062	7.2	$607,965	$518,634	17.2
Fee income	373	178		386	191
Losses and loss adjustment expenses	(127,461)	(109,277)		(243,397)	(201,320)
Acquisition expenses, net	(57,428)	(52,231)		(114,262)	(97,323)
Other operating expenses	(33,192)	(29,140)		(66,792)	(55,263)
Underwriting income	$82,452	$89,592	(8.0)	$183,900	$164,919	11.5

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	42.5%	39.0%	3.5	40.0%	38.8%	1.2
Acquisition expense ratio	19.1%	18.6%	0.5	18.8%	18.8%	—
Other operating expense ratio	11.1%	10.4%	0.7	11.0%	10.7%	0.3
Combined ratio	72.7%	68.0%	4.7	69.8%	68.3%	1.5

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty (1)	$61,480	20	$73,590	21	$192,817	25	$168,873	23
Property catastrophe	99,874	32	129,224	36	177,016	23	215,798	30
Property excluding property catastrophe (2)	62,938	20	65,734	19	151,998	20	141,227	19
Casualty (3)	51,502	17	42,373	12	148,747	20	126,512	17
Marine and aviation	14,319	5	18,842	5	37,461	5	44,459	6
Other (4)	18,854	6	25,886	7	49,154	7	31,711	5
Total	$308,967	100	$355,649	100	$757,193	100	$728,580	100

Pro rata	$115,105	37	$144,133	41	$302,956	40	$268,879	37
Excess of loss	193,862	63	211,516	59	454,237	60	459,701	63
Total	$308,967	100	$355,649	100	$757,193	100	$728,580	100
_________________________________________________

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)	Includes facultative business.

(3)	Includes professional liability, executive assurance and healthcare business.

(4)	Includes mortgage, life, casualty clash and other.

2013 second quarter versus 2012. Net premiums written were 13.1% lower than in the 2012 second quarter, reflecting lower contributions from property catastrophe, other specialty and mortgage business, partially offset by growth in casualty business which primarily resulted from new multi-line and professional liability contracts written in the period. The reduction in property catastrophe business was due to rate reductions as well as to a targeted reduction in the utilization of limits in reaction to changing market conditions and an increase in the usage of retrocessional protection. The decline in other specialty lines included a targeted reduction in our participation on the renewal of a U.K. motor proportional treaty, reductions in premium estimates and non-renewals of certain accident and health treaties and a lower level of recorded mortgage premium. The reduction in recorded mortgage business was due to the fact that the 2012 second quarter reflected a $10.1 million incoming portfolio of mortgage business while the 2013 second quarter reflected no comparable activity.

Six Months Ended June 30, 2013 versus 2012. Net premiums written were 3.9% higher than in the 2012 period, reflecting increases in other specialty, casualty and mortgage business, partially offset by reductions in property catastrophe business. The growth in other specialty business resulted from renewals of the credit and surety business acquired from Ariel Reinsurance Company Ltd. ("Ariel") in April 2012 while the growth in casualty business primarily resulted from new multi-line and professional liability contracts written in the period. The reduction in property catastrophe business was due to rate reductions as well as to a targeted reduction in the utilization of limits in reaction to changing market conditions and an increase in the usage of retrocessional protection.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty (1)	$79,508	26	$79,855	29	$169,101	28	$126,052	24
Property catastrophe	63,332	21	68,992	25	127,565	21	130,855	25
Property excluding property catastrophe (2)	66,980	22	58,720	21	131,882	22	120,352	23
Casualty (3)	54,922	18	46,917	17	109,927	18	92,811	18
Marine and aviation	20,392	7	19,200	7	40,496	7	40,649	8
Other (4)	15,026	6	6,378	1	28,994	4	7,915	2
Total	$300,160	100	$280,062	100	$607,965	100	$518,634	100

Pro rata	$141,625	47	$124,941	45	$295,806	49	$224,866	43
Excess of loss	158,535	53	155,121	55	312,159	51	293,768	57
Total	$300,160	100	$280,062	100	$607,965	100	$518,634	100
_________________________________________________

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)	Includes facultative business.

(3)	Includes professional liability, executive assurance and healthcare business.

(4)	Includes mortgage, life, casualty clash and other.

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned also included $5 million for the 2013 second quarter and $17 million for the six months ended June 30, 2013 related to the credit and surety business acquired from Ariel with remaining acquired unearned premiums of approximately $16 million at June 30, 2013.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current year	60.3%	55.6%	56.9%	58.0%
Prior period reserve development	(17.8)%	(16.6)%	(16.9)%	(19.2)%
Loss ratio	42.5%	39.0%	40.0%	38.8%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 4.7 points higher in the 2013 second quarter compared to the 2012 second quarter and 1.1 points lower for the six months ended June 30, 2013 than in the 2012 period. The 2013 second quarter loss ratio reflected 9.9 points related to current year catastrophic activity, primarily related to U.S. tornado and hailstorm events and flooding in Europe and Canada, while the 2012 second quarter ratio included 2.8 points of catastrophic activity. The loss ratio for the six months ended June 30, 2013 reflected 6.7 points of catastrophic activity, compared to 4.9 points for the 2012 period. The current year loss ratio for the 2013 periods also reflect changes in the mix of business earned including a higher contribution from mortgage business when compared to the 2012 periods.

Prior Period Reserve Development.

2013 second quarter: The reinsurance segment’s net favorable development of $53.5 million, or 17.8 points, consisted of $27.7 million from long-tailed lines, $22.9 million from short-tailed lines and $2.9 million from medium-tailed lines. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2006 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period) based on due to varying levels of reported and paid claims activity. Favorable development in short-tailed lines included $23.8 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years. Contained within this release was favorable development from the 2005 to 2012 named catastrophic events of $7.2 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period.

2012 second quarter: The reinsurance segment’s net favorable development of $46.6 million, or 16.6 points, consisted of $28.9 million from short-tailed lines and $17.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $25.7 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2011 underwriting years. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Net favorable development of $17.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $9.9 million, primarily from the 2002 to 2006 underwriting years, and $7.5 million in marine and aviation reserves, spread across various underwriting years.

Six Months Ended June 30, 2013: The reinsurance segment’s net favorable development of $102.9 million, or 16.9 points, consisted of $58.0 million of net favorable development in short-tailed lines, $36.3 million from long-tailed lines and $8.6 million from medium-tailed lines. Favorable development in short-tailed lines included $69.0 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years. Contained within this release was favorable development from the 2005 to 2012 named catastrophic events of $19.2 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Such amounts were partially offset by an increase in estimates for U.S. crop hail losses of $10.1 million. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2006 underwriting years based on varying levels of reported and paid claims activity, while favorable development in medium-tailed lines was across most underwriting years.

Six Months Ended June 30, 2012: The reinsurance segment’s net favorable development of $99.4 million, or 19.2 points, consisted of $60.1 million from short-tailed lines and $39.3 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $47.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2011 underwriting years. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Net favorable development of $39.3 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $30.6 million, primarily from the 2003 to 2006 underwriting years, and $8.5 million in marine and aviation reserves, spread across various underwriting years.

Underwriting Expenses.

2013 second quarter versus 2012: The underwriting expense ratio for the reinsurance segment was 30.2% in the 2013 second quarter, compared to 29.0% in the 2012 second quarter. The acquisition expense ratio for the 2013 second quarter was 19.1%, compared to 18.6% for the 2012 second quarter. The comparison of the 2013 second quarter and 2012 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. In addition, the 2013 second quarter acquisition expense ratio included a reduction of 0.6 points of commission expense related to development in prior year loss reserves, compared to an increase of 0.3 points in the 2012 second quarter. The operating expense ratio for the 2013 second quarter was 11.1%, compared to 10.4% in the 2012 second quarter. The 2013 second quarter operating expense ratio reflected an increase in aggregate expenses due, in part, to selected expansion of the reinsurance segment’s operating platform and increased share based compensation costs.

Six Months Ended June 30, 2013 versus 2012: The reinsurance segment’s underwriting expense ratio was 29.8% for the 2013 period, compared to 29.5% for the 2012 period. The acquisition expense ratio was 18.8% for the 2013 period, compared to 18.8% for the 2012 period. The acquisition expense ratio for the 2013 period included a reduction of 0.1 points of commission expense related to development in prior year loss reserves, compared to an increase of 0.4 points in the 2012 second quarter. The other operating expense ratio was 11.0% for the 2013 period, compared to 10.7% for the 2012 period. The operating expense ratio for the 2013 period reflected a higher level of aggregate expenses than in the 2012 period due, in part, to selected expansion of the reinsurance segment's operating platform and increased share based compensation costs.

Other Income or Expense Items

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturities	$62,004	$70,290	$124,010	$143,740
Term loan investments (1)	6,026	3,557	10,243	5,856
Equity securities	3,164	2,425	4,587	4,089
Short-term investments	364	760	756	1,132
Other (2)	4,734	2,980	11,033	6,173
Gross investment income	76,292	80,012	150,629	160,990
Investment expenses (3)	(7,923)	(6,404)	(16,588)	(13,085)
Net investment income	$68,369	73,608	$134,041	147,905
_________________________________________________

(1)	Included in “investments accounted for using the fair value option” on the consolidated balance sheets.

(2)	Amounts include dividends on investment funds and other items.

(3)
Investment expenses were approximately 0.26% of average invested assets for the 2013 second quarter, compared to 0.21% for the 2012 second quarter, and 0.28% for the six months ended June 30, 2013, compared to 0.22% for the 2012 period.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.20% for the 2013 second quarter, compared to 2.20% for the 2013 first quarter and 2.47% for the 2012 second quarter. The pre-tax investment income yield was 2.20% for the six months ended June 30, 2013, compared to 2.49% for the 2012 period. The lower yields in the 2013 periods compared to the 2012 periods reflect the effects of the effects of lower reinvestment yields, higher investment expenses and the impact of inflation adjustments on U.S. Treasury Inflation-Protected Securities. In addition, the decline in the 2013 periods also reflects our investment strategy which puts a priority on total return and the use of funds to repurchase shares. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (joint venture) using the equity method on a three month lag basis based on the availability of their financial statements. We recorded income of $0.8 million on such investments in the 2013 second quarter, compared to $0.7 million in the 2012 second quarter, and $2.1 million for the six months ended June 30, 2013, compared to a loss of $7.4 million for the 2012 period. The amounts recorded for the 2013 periods primarily related to Gulf Reinsurance Limited. while the amount recorded in the six months ended June 30, 2012 was primarily related to Aeolus LP, which is in runoff. The carrying value of our remaining investment in Aeolus LP at June 30, 2013 was $3.3 million.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $10.9 million of equity in net income related to investment funds accounted for using the equity method in the 2013 second quarter, compared to $7.8 million for the 2012 second quarter, and $24.8 million for the six months ended June 30, 2013, compared to $32.6 million for the 2012 period. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $208.8 million at June 30, 2013, compared to $307.1 million at December 31, 2012. The lower level at June 30, 2013 primarily resulted from the sale of one investment during the period.

Net Realized Gains or Losses. We recorded net realized gains of $12.7 million for the 2013 second quarter, compared to net realized gains of $34.9 million for the 2012 second quarter, and net realized gains of $71.0 million for the six months ended June 30, 2013, compared to net realized gains of $79.0 million for the 2012 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. We recorded $0.7 million of credit related impairments in earnings for the 2013 second quarter, compared to $2.0 million for the 2012 second quarter, and $3.0 million for the six months ended June 30, 2013, compared to $3.0 million for the 2012 period. The OTTI recorded in the 2013 periods primarily resulted from equity securities following a review of available positive and negative evidence. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $14.0 million for the 2013 second quarter, compared to $11.9 million for the 2012 second quarter, and $24.3 million for the six months ended June 30, 2013, compared to $18.9 million for the 2012 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. The higher level of expenses in the 2013 periods primarily reflected increased compensation costs.

Net Foreign Exchange Gains or Losses. Net foreign exchange gains for the 2013 second quarter were $13.8 million (net unrealized gains of $21.6 million and net realized losses of $7.8 million), compared to net foreign exchange gains for the 2012 second quarter of $31.7 million (net unrealized gains of $32.4 million and net realized losses of $0.7 million). Net foreign exchange gains for the six months ended June 30, 2013 were $38.1 million (net unrealized gains of $47.5 million and net realized losses of $9.4 million), compared to net foreign exchange gains for the 2012 period of $11.0 million (net unrealized gains of $12.2 million and net realized losses of $1.2 million). Net unrealized foreign exchange gains or losses result from the effects of revaluing the Company's net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the consolidated statements of income. The Company has not matched a portion of its projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase the Company's exposure to foreign currency fluctuations and increase the volatility of the Company's shareholders' equity.

Loss on Repurchase of Preferred Shares. Following the issuance of $325.0 million of 6.75% Series C preferred shares in April 2012, we redeemed all of our $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares at a redemption price equal to $25.00 per share in May 2012. In accordance with GAAP, upon issuance of the Series A and B preferred shares in 2006, costs of $10.6 million were recognized as a reduction of additional paid-in capital in shareholders' equity. Following the repurchase of such shares, the $10.6 million of costs were recorded as a "loss on repurchase of preferred shares" to remove the costs from additional paid-in capital. Such adjustment had no impact on total shareholders' equity or cash flows.

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

The following table summarizes our invested assets:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Fixed maturities available for sale, at fair value	$9,570,583	73.8	$9,839,988	75.4
Fixed maturities, at fair value (1)	353,310	2.7	363,541	2.8
Fixed maturities pledged under securities lending agreements, at fair value (2)	44,666	0.3	42,600	0.3
Total fixed maturities	9,968,559	76.9	10,246,129	78.5
Short-term investments available for sale, at fair value	1,091,032	8.4	722,121	5.5
Short-term investments pledged under securities lending agreements, at fair value (2)	3,097	—	8,248	0.1
Cash	375,119	2.9	371,041	2.8
Equity securities available for sale, at fair value	438,038	3.4	312,749	2.4
Equity securities, at fair value (1)	—	—	25,954	0.2
Other investments available for sale, at fair value	569,407	4.4	549,280	4.2
Other investments, at fair value (1)	712,374	5.5	527,971	4.0
Investments accounted for using the equity method (3)	208,796	1.6	307,105	2.4
Total cash and investments	13,366,422	103.1	13,070,598	100.2
Securities sold but not yet purchased (4)	—	—	(6,924)	(0.1)
Securities transactions entered into but not settled at the balance sheet date	(405,611)	(3.1)	(18,540)	(0.1)
Total investable assets	$12,960,811	100.0	$13,045,134	100.0
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

At June 30, 2013, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA-/Aa2” and an average yield to maturity (imbedded book yield), before investment expenses, of 2.43%. At December 31, 2012, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.60%. Our investment portfolio had an average effective duration of 3.04 years at June 30, 2013, compared to 3.06 years at December 31, 2012. At June 30, 2013, approximately $8.43 billion, or 65.1%, of our total investments and cash was internally managed, compared to $8.35 billion, or 64.0%, at December 31, 2012.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements ("Fixed Maturities") by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
June 30, 2013
Corporate bonds	$2,767,106	$33,423	$(60,264)	$2,793,947
Mortgage backed securities	1,592,207	16,874	(46,562)	1,621,895
Municipal bonds	1,507,924	35,880	(14,222)	1,486,266
Commercial mortgage backed securities	838,471	15,687	(13,340)	836,124
U.S. government and government agencies	975,345	8,744	(7,251)	973,852
Non-U.S. government securities	1,062,323	9,671	(27,927)	1,080,579
Asset backed securities	1,225,183	17,677	(17,948)	1,225,454
Total	$9,968,559	$137,956	$(187,514)	$10,018,117

December 31, 2012
Corporate bonds	$3,132,645	$105,798	$(6,710)	$3,033,557
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605
Non-U.S. government securities	1,087,310	33,701	(8,860)	1,062,469
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309
Total	$10,246,129	$309,850	$(35,876)	$9,972,155

The following table provides the credit quality distribution of our Fixed Maturities:

	June 30, 2013		December 31, 2012
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,409,950	24.2	$2,523,212	24.6
AAA	3,112,835	31.2	3,413,431	33.3
AA	1,921,194	19.3	1,563,846	15.3
A	1,392,488	14.0	1,501,156	14.7
BBB	414,100	4.2	538,140	5.3
BB	144,527	1.4	174,527	1.7
B	186,477	1.9	220,772	2.2
Lower than B	243,694	2.4	175,866	1.7
Not rated	143,294	1.4	135,179	1.2
Total	$9,968,559	100.0	$10,246,129	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At June 30, 2013, below-investment grade securities comprised approximately 7.2% of our Fixed Maturities, compared to 6.9% at December 31, 2012. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB” or less). At June 30, 2013, corporate bonds represented 59% of the total below investment grade securities at fair value, mortgage backed securities represented 32% of the total and 9% were in other classes. At December 31, 2012, corporate bonds represented 32% of the total below investment grade securities at fair value, mortgage backed securities represented 49% of the total and 19% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	June 30, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$5,912,225	$(164,926)	88.0	$2,113,835	$(28,439)	79.3
10-20%	134,153	(20,917)	11.1	43,871	(6,363)	17.7
20-30%	6,639	(1,671)	0.9	3,086	(1,074)	3.0
Total	$6,053,017	$(187,514)	100.0	$2,160,792	$(35,876)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	June 30, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$226,576	$(8,422)	4.5	$87,223	$(2,513)	7.0
10-20%	6,293	(947)	0.5	9,107	(1,529)	4.3
20-30%	1,134	(295)	0.2	—	—	—
Total	$234,003	$(9,664)	5.2	$96,330	$(4,042)	11.3

We determine estimated recovery values for our Fixed Maturities following a review of the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for each security. For structured securities, we utilize underlying data, where available, for each security provided by asset managers and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis provided by the asset managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and slow down prepayment assumptions.

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2013, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
Apple Inc.	$66,797	AA+/Aa1
General Electric Co.	62,071	AA+/A1
Crown Castle Int'l Corp.	36,905	NR/A2
Caterpillar Inc.	35,719	A/A2
Chevron Corp.	34,827	AA/Aa1
Merck & Co Inc.	33,166	AA/A2
HSBC Holdings PLC	32,246	AA-/Aa3
United Parcel Service Inc.	31,041	A+/Aa3
International Business Machines Corp	30,417	AA-/Aa3
Anheuser-Busch Inbev NV	29,997	A/A3
Total	$393,186
_________________________________________________

(1)	Ratings as assigned by S&P/Moody’s.

At June 30, 2013, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was $192.5 million, or 1.5% of our total investable assets. These securities had average credit quality ratings from S&P/Moody’s of “AA/Aa2” with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at June 30, 2013. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included Assured Guaranty Ltd. ($58.8 million), National Public Finance Guarantee ($103.1 million) and the Texas Permanent School Fund ($30.6 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at June 30, 2013.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At June 30, 2013, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $1.59 billion, or 12.3% of total investable assets, compared to $1.53 billion, or 11.7%, at December 31, 2012.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At June 30, 2013, CMBS constituted approximately $838.5 million, or 6.5% of total investable assets, compared to $824.2 million, or 6.3%, at December 31, 2012. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

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

The following table provides information on our MBS and CMBS at June 30, 2013, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003	$1,882	AA-	$1,978	105.1%	—%
	2004	6,311	BB	6,041	95.7%	—%
	2005	46,699	CCC+	49,021	105.0%	0.4%
	2006	75,712	CCC	78,361	103.5%	0.6%
	2007	70,431	C	73,985	105.0%	0.6%
	2008	5,674	CC+	5,883	103.7%	—%
	2009	1,798	AA-	1,841	102.4%	—%
	2010	22,423	AA	22,679	101.1%	0.2%
	2012	50,600	AA+	50,664	100.1%	0.4%
	2013	116,053	AAA	110,521	95.2%	0.9%
Total non-agency MBS		$397,583	BB+	$400,974	100.9%	3.1%

Non-agency CMBS:	2004	792	AAA	738	93.2%	—%
	2005	30,090	AAA	29,883	99.3%	0.2%
	2006	18,907	AA+	18,840	99.6%	0.1%
	2007	28,233	A-	29,756	105.4%	0.2%
	2008	295	AA+	310	105.1%	—%
	2009	224	AAA	223	99.6%	—%
	2010	114,220	AAA	120,122	105.2%	0.9%
	2011	133,952	AAA	140,248	104.7%	1.1%
	2012	145,731	AA+	143,664	98.6%	1.1%
	2013	115,090	AAA	111,315	96.7%	0.9%
Total non-agency CMBS		$587,534	AA+	$595,099	101.3%	4.6%

	Non-Agency MBS		Non-Agency
Additional Statistics:	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	88	62	31
Weighted average life (months) (2)	23	53	51
Weighted average loan-to-value % (3)	69.3%	68.1%	60.9%
Total delinquencies (4)	20.8%	16.0%	1.3%
Current credit support % (5)	53.0%	7.1%	29.5%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at June 30, 2013. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 26% to 91% on MBS and 7% to 112% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at June 30, 2013:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets
Sector:
Equipment	$343,398	A+	4%	$336,245	97.9%	2.6%
Credit cards	269,105	AAA	16%	267,954	99.6%	2.1%
Loans	213,521	AA+	47%	213,447	100.0%	1.6%
Autos	146,915	AAA	29%	145,780	99.2%	1.1%
Rate reduction bonds	72,794	AAA	5%	74,604	102.5%	0.6%
U.K. securitized	38,589	AAA	20%	39,083	101.3%	0.3%
Commodities	23,000	AA+	7%	23,450	102.0%	0.2%
Home equity	20,298	CCC+	19%	26,832	132.2%	0.2%
Other	97,834	AA+		97,788	100.0%	0.8%
Total ABS (1)	$1,225,454	AA		$1,225,183	100.0%	9.5%
_________________________________________________

(1)	The effective duration of the total ABS was 2.1 years at June 30, 2013.

At June 30, 2013, our fixed income portfolio included $51.1 million par value in sub-prime securities with a fair value of $27.9 million and average credit quality ratings from S&P/Moody’s of “B/Caa1.” At December 31, 2012, our fixed income portfolio included $66.9 million par value in sub-prime securities with a fair value of $42.1 million and average credit quality ratings from S&P/Moody’s of “A-/B2.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $6.3 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC-/Ca” at June 30, 2013, compared to $5.4 million and “CCC-/Caa3” at December 31, 2012.

The following table provides information on the fair value of our Eurozone investments at June 30, 2013:

	Sovereign (2)	Financial Corporates	Other Corporates	Covered Bonds (3)	Bank Loans (4)	Equities and Other	Total
Country (1)
Finland	$132,593	$—	$—	$—	$—	$789	$133,382
Netherlands	10,489	263	36,686	—	5,803	7,741	60,982
Germany	24,477	—	4,196	10,039	8,935	7,263	54,910
France	—	5,524	3,495	—	5,719	12,677	27,415
Supranational (5)	26,475	—	—	—	—	—	26,475
Luxembourg	—	—	15,249	—	5,044	399	20,692
Ireland	1,621	627	8,242	—	—	1,484	11,974
Austria	—	3,467	470	—	—	—	3,937
Spain	—	—	—	534	3,244	—	3,778
Italy	827	—	—	—	594	—	1,421
Belgium	—	—	—	—	—	770	770
Cyprus	$—	$—	$360	$—	$—	$—	$360
Total	$196,482	$9,881	$68,698	$10,573	$29,339	$31,123	$346,096
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at June 30, 2013.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)	Included in "investments accounted for using the fair value option".

(5)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At June 30, 2013, our equity portfolio included $438.0 million of equity securities, compared to $331.8 million at December 31, 2012, net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the consumer staples, real estate and natural resources sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	June 30, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$129,819	$(5,485)	32.6	$114,670	$(4,704)	38.3
10-20%	26,764	(3,801)	22.6	22,851	(3,612)	29.4
20-30%	26,629	(7,035)	41.8	6,205	(1,973)	16.1
30-40%	996	(475)	2.8	1,953	(981)	8.0
40-50%	22	(18)	0.1	1,027	(829)	6.7
50-80%	14	(20)	0.1	148	(191)	1.5
Total	$184,244	$(16,834)	100.0	$146,854	$(12,290)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. Roughly 40% of the unrealized losses of equities were related to foreign currency fluctuations on our non-U.S. Dollar equity securities and substantially all of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at June 30, 2013. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at June 30, 2013.

The following table summarizes our other investments:

	June 30, 2013	December 31, 2012
Available for sale:
Asian and emerging markets	$343,535	$316,860
Investment grade fixed income	219,068	220,410
Other	6,804	12,010
Total available for sale	569,407	549,280
Fair value option:
Term loan investments (par value: $475,397 and $307,016)	481,773	308,596
Asian and emerging markets	28,932	24,035
Investment grade fixed income	74,320	67,624
Non-investment grade fixed income	9,331	11,093
Other (1)	118,018	116,623
Total fair value option	$712,374	$527,971
Total	$1,281,781	$1,077,251
________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Investment funds accounted for using the equity method totaled $208.8 million at June 30, 2013, compared to $307.1 million at December 31, 2012. Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to deleverage by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 by level.

Premiums Receivable and Reinsurance Recoverables

At June 30, 2013, 78.6% of premiums receivable of $877.0 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. At December 31, 2012, 69.6% of premiums receivable of $688.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.7% of the total. Approximately 0.9% of the $43.3 million of paid losses and loss adjustment expenses recoverable at June 30, 2013 were more than 90 days overdue, while 18.9% of the $41.0 million of paid losses and loss adjustment expenses recoverable at December 31, 2012 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $11.5 million at June 30, 2013, compared to $12.0 million at December 31, 2012.

At June 30, 2013, approximately 87.6% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.85 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.8% of our total shareholders’ equity. At December 31, 2012, approximately 87.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.7% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Premiums Written
Direct	$716,725	$695,743	$1,431,776	$1,405,475
Assumed	324,014	356,070	772,661	712,994
Ceded	(230,204)	(231,580)	(441,126)	(434,625)
Net	$810,535	$820,233	$1,763,311	$1,683,844

Premiums Earned
Direct	$656,700	$633,341	$1,304,222	$1,247,352
Assumed	299,415	290,680	606,339	550,536
Ceded	(197,299)	(197,365)	(398,975)	(390,920)
Net	$758,816	$726,656	$1,511,586	$1,406,968

Losses and Loss Adjustment Expenses
Direct	$415,766	$386,050	$767,533	$739,832
Assumed	114,534	103,367	223,531	212,784
Ceded	(111,647)	(89,724)	(173,008)	(157,716)
Net	$418,653	$399,693	$818,056	$794,900

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

At June 30, 2013 and December 31, 2012, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2013	December 31, 2012
Insurance:
Case reserves	$1,420,742	$1,438,575
IBNR reserves	2,986,066	2,979,344
Total net reserves	$4,406,808	$4,417,919

Reinsurance:
Case reserves	$738,363	$781,894
Additional case reserves	143,839	195,033
IBNR reserves	1,712,974	1,709,376
Total net reserves	$2,595,176	$2,686,303

Total:
Case reserves	$2,159,105	$2,220,469
Additional case reserves	143,839	195,033
IBNR reserves	4,699,040	4,688,720
Total net reserves	$7,001,984	$7,104,222

At June 30, 2013 and December 31, 2012, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2013	December 31, 2012
Executive assurance	$791,083	$772,768
Casualty	686,637	663,703
Programs	597,231	592,235
Professional liability	584,551	598,638
Property, energy, marine and aviation	538,871	613,176
Construction	437,772	430,170
National accounts	219,322	207,551
Healthcare	131,845	135,227
Surety	91,475	95,139
Travel and accident	32,295	36,568
Lenders products	30,428	28,606
Other (1)	265,298	244,138
Total net reserves	$4,406,808	$4,417,919
_________________________________________________

(1)	Includes alternative markets, contract binding, accident and health and excess workers' compensation business.

At June 30, 2013 and December 31, 2012, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2013	December 31, 2012
Casualty	$1,549,964	$1,570,165
Other specialty	328,564	288,797
Property excluding property catastrophe	259,743	323,727
Property catastrophe	233,741	277,817
Marine and aviation	163,689	169,190
Other	59,475	56,607
Total net reserves	$2,595,176	$2,686,303

Shareholders’ Equity

Our shareholders’ equity was $5.23 billion at June 30, 2013, compared to $5.17 billion at December 31, 2012. The increase in 2013 was primarily attributable to underwriting returns, partially offset by the impact of unrealized losses on our investment portfolio in the 2013 second quarter.

Book Value per Common Share

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	June 30, 2013	December 31, 2012
Calculation of book value per common share:
Total shareholders’ equity	$5,234,318	$5,168,878
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity	$4,909,318	$4,843,878
Common shares outstanding (1)	133,416,419	133,842,613
Book value per common share	$36.80	$36.19
_________________________________________________

(1)	Excludes the effects of 8,612,453 and 8,221,444 stock options and 481,474 and 480,406 restricted stock units outstanding at June 30, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $15.7 million at June 30, 2013, compared to $14.7 million at December 31, 2012. For the six months ended June 30, 2013, ACGL received dividends of $93.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement ("ECR") which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2012, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.32 billion and statutory capital and surplus of $5.01 billion, which amounts were in compliance with Arch Re Bermuda's ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.16 billion to ACGL during the remainder of 2013 without providing an affidavit to the BMA, as discussed above. In addition, under BMA guidelines that became effective on January 1, 2013, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2012.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2013 and December 31, 2012, such amounts approximated $5.43 billion and $5.47 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2013	2012
Total cash provided by (used for):
Operating activities	$388,354	$397,268
Investing activities	(305,712)	(315,321)
Financing activities	(66,128)	(78,747)
Effects of exchange rate changes on foreign currency cash	(12,436)	493
Increase in cash	$4,078	$3,693

•
Cash provided by operating activities for the six months ended June 30, 2013 was lower than in the 2012 period. The decrease in operating cash flows primarily resulted from higher paid losses for the six months ended June 30, 2013, including outflows on named catastrophic events and the maturation of our reserves, partially offset by an increase in premium receipts. Cash flows for the six months ended June 30, 2013 also included an income distribution from an investment fund accounted for using the equity method upon the sale of such investment.

•
Cash used for investing activities for the six months ended June 30, 2013 was lower than in the 2012 period. Activity for the six months ended June 30, 2013 reflected a higher level of purchases and sales of fixed maturity investments and reflected a higher level of securities on loan through our securities lending program than in the 2012 period.

•
Cash used for financing activities for the six months ended June 30, 2013 was lower than in the 2012 period. Activity for the six months ended June 30, 2013 reflected $56.5 million of share repurchases under our share repurchase program while the 2012 period did not include any repurchase activity. The 2012 period reflected the repayment of $73.8 million of TALF borrowings. In addition, as noted above, cash flows for the six months ended June 30, 2013 reflected a lower financing inflow for securities on loan through our securities lending program than in the 2012 period.

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

On a consolidated basis, our aggregate investable assets totaled $12.96 billion at June 30, 2013, compared to $13.05 billion at December 31, 2012. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $751.0 million at June 30, 2013.

Various rating agencies have announced the possibility of future downgrades of the United States’ credit rating, depending on spending levels, interest rates, fiscal pressures that result in a higher general government debt trajectory and other factors. In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of June 30, 2013 included $975.3 million of obligations of the U.S. government and government agencies at fair value and $1.51 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2012 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

In February 2013, certain of our U.S.-based subsidiaries (collectively “Arch U.S. MI”) entered into a definitive agreement to acquire (1) CMG Mortgage Insurance Company (“CMG MI”) from its current owners, PMI Mortgage Insurance Co. in rehabilitation (“PMI”), which has been under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company, and (2) PMI's mortgage insurance operating platform and certain related assets from PMI. In connection with the closing of the transactions, PMI and an affiliate of our U.S.-based subsidiaries will enter into a quota share reinsurance agreement pursuant to which such affiliate, as the reinsurer, will agree to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. At closing, it is currently estimated that our U.S.-based subsidiaries will pay aggregate consideration of approximately $300 million under all transaction documents. Additional amounts may be paid based on the actual results of CMG MI's pre-closing portfolio over an agreed upon period. In addition, we will enter into a services agreement with PMI to provide for necessary services to administer the run-off of PMI's legacy business at the direction of PMI.

On June 20, 2013, the Arizona receivership court provided the required approval of the acquisition. The transaction is also subject to approvals of the applicable regulators and approvals by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation of Arch U.S. MI as an eligible insurance carrier in the U.S. mortgage insurance marketplace, as well as the satisfaction of customary closing conditions. In connection with obtaining such consents of regulatory authorities and government-sponsored entities, it is anticipated that Arch U.S. MI or its affiliates will be required to make certain financial commitments to CMG MI, the form and amount of which will be determined based upon discussions with such authorities and entities. Arch U.S. MI's obligation to the sellers to accept financial requirements imposed by regulatory authorities and government-sponsored entities will be determined on the basis of, among other things, the appropriateness of such requirements in light of Arch U.S. MI's business plan and the consistency of such requirements with those imposed on other active participants in the U.S. mortgage insurance industry, as described in the purchase agreements. If these approvals are obtained, it is expected the transaction will close during the latter part of 2013.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through June 30, 2013, ACGL has repurchased 109.9 million common shares for an aggregate purchase price of $2.79 billion. At June 30, 2013, $713.4 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In August 2011, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company, our U.S.-based reinsurer, and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $113.9 million, which are available on a limited basis and for limited purposes. Refer to note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

At June 30, 2013, ACGL’s capital of $5.63 billion consisted of $300.0 million of senior notes, representing 5.3% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.8% of the total, $325.0 million of preferred shares, representing 5.8% of the total, and common shareholders’ equity of $4.91 billion, representing the balance. At December 31, 2012, ACGL’s capital of $5.57 billion consisted of $300.0 million of senior notes, representing 5.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.8% of the total, $325.0 million of preferred shares, representing 5.8% of the total, and common shareholders’ equity of $4.84 billion, representing the balance. The increase in capital during 2013 was primarily attributable to positive underwriting and investment returns.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2013. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at June 30, 2013 that affect the quantitative and qualitative disclosures presented in our 2012 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
June 30, 2013
Total fair value	$12,278.2	$12,108.2	$11,928.6	$11,750.0	$11,573.2
Change from base	2.93%	1.51%	—	(1.50)%	(2.98)%
Change in unrealized value	$349.6	$179.6	$—	$(178.6)	$(355.4)

December 31, 2012
Total fair value	$12,463.4	$12,303.5	$12,121.9	$11,937.4	$11,751.6
Change from base	2.82%	1.50%	—	(1.52)%	(3.05)%
Change in unrealized value	$341.5	$181.6	$—	$(184.5)	$(370.3)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
June 30, 2013
Total fair value	$12,145.6	$12,052.2	$11,928.6	$11,816.3	$11,703.1
Change from base	1.82%	1.04%	—	(0.94)%	(1.89)%
Change in unrealized value	$217.0	$123.6	$—	$(112.3)	$(225.5)

December 31, 2012
Total fair value	$12,337.5	$12,242.7	$12,121.9	$12,008.8	$11,894.8
Change from base	1.78%	1.00%	—	(0.93)%	(1.87)%
Change in unrealized value	$215.6	$120.8	$—	$(113.1)	$(227.1)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2013, our portfolio’s VaR was estimated to be 3.86%, compared to an estimated 2.75% at December 31, 2012.

Other Investments, Equity Securities and Privately Held Securities. Our investment portfolio includes an allocation to other investments, equity securities and privately held securities. At June 30, 2013 and December 31, 2012, the fair value of such investments totaled $657.5 million and $563.7 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $65.8 million and $56.4 million at June 30, 2013 and December 31, 2012, respectively, and would have decreased book value per common share by approximately $0.49 and $0.42, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $65.8 million and $56.4 million at June 30, 2013 and December 31, 2012, respectively, and would have increased book value per common share by approximately $0.49 and $0.42, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At June 30, 2013, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $506.8 million, compared to $390.7 million at December 31, 2012. A 100 basis point depreciation of the underlying exposure to these derivative instruments at June 30, 2013 and December 31, 2012 would have resulted in a reduction in net income of approximately $5.1 million and $3.9 million, respectively, and would have decreased book value per common share by $0.04 and $0.03, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at June 30, 2013 and December 31, 2012 would have resulted in an increase in net income of approximately $5.1 million and $3.9 million, respectively, and would have increased book value per common share by $0.04 and $0.03, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2013	December 31, 2012
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$12,957	$146,227
Shareholders’ equity denominated in foreign currencies (1)	355,758	290,310
Net foreign currency forward contracts outstanding (2)	(80,466)	(76,517)
Net exposures denominated in foreign currencies	$288,249	$360,020

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(28,825)	$(36,002)
Book value per common share	$(0.22)	$(0.27)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$28,825	$36,002
Book value per common share	$0.22	$0.27
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2013;

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

Other Financial Information

The consolidated financial statements as of June 30, 2013 and for the three month and six month periods ended June 30, 2013 and 2012 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 9, 2013) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2013, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2013 second quarter:

(U.S. dollars in thousands, except share data)	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
4/1/2013 - 4/30/2013	1,069	$51.85	—	$728,947
5/1/2013 - 5/31/2013	155,661	53.24	—	$728,947
6/1/2013 - 6/30/2013	315,511	50.41	307,659	$713,448
Total	472,241	$51.35	307,659	$713,448
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

(2)
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. Since the inception of the share repurchase program, ACGL has repurchased 109.9 million common shares for an aggregate purchase price of $2.79 billion. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2013 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 9, 2013 grants
10.2
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for November 12, 2012 grants

10.3
Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for November 12, 2012 grants

10.4	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and David McElroy
10.5	Restricted Share Unit Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and David McElroy
10.6	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.7	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.8	Restricted Share Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.9	Restricted Share Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.10	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Constantine Iordanou
10.11
Amendment No. 1, dated as of May 31, 2013, to Asset Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., Arch U.S. MI Services, Inc. and Arch Capital Group (U.S.) Inc.*

10.12
Amendment No. 1, dated as of May 31, 2013, to Stock Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch U.S. MI Services, Inc. and Arch Capital Group (U.S.) Inc.*

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.**

_________________________________________________
* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 5, 2013, and incorporated by reference.
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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 9, 2013	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: August 9, 2013	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 9, 2013 grants
10.2
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for November 12, 2012 grants

10.3
Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for November 12, 2012 grants

10.4	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and David McElroy
10.5	Restricted Share Unit Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and David McElroy
10.6	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.7	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.8	Restricted Share Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.9	Restricted Share Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Mark D. Lyons
10.10	Share Appreciation Right Agreement, dated as of September 6, 2012, between Arch Capital Group Ltd. and Constantine Iordanou
10.11
Amendment No. 1, dated as of May 31, 2013, to Asset Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., Arch U.S. MI Services, Inc. and Arch Capital Group (U.S.) Inc.*

10.12
Amendment No. 1, dated as of May 31, 2013, to Stock Purchase Agreement, dated as of February 7, 2013, by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co., CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch U.S. MI Services, Inc. and Arch Capital Group (U.S.) Inc.*

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.**

_________________________________________________
* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 5, 2013, and incorporated by reference.
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