Form 10-Q
period 2013-09-30
ARCH CAPITAL GROUP LTD.
filed 2013-11-08
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-26456

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)

Not Applicable
(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road
Pembroke HM 08, Bermuda
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
Yes ☐   No ☒

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of October 31, 2013 was 133,543,538.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
November 8, 2013

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,671,665 and $9,567,290)	$9,688,345	$9,839,988
Short-term investments available for sale, at fair value (amortized cost: $992,644 and $719,848)	993,375	722,121
Investment of funds received under securities lending, at fair value (amortized cost: $39,793 and $42,302)	42,135	42,531
Equity securities available for sale, at fair value (cost: $418,319 and $298,414)	452,195	312,749
Other investments available for sale, at fair value (cost: $527,435 and $519,955)	528,938	549,280
Investments accounted for using the fair value option	1,139,725	917,466
Investments accounted for using the equity method	226,644	307,105
Total investments	13,071,357	12,691,240

Cash	436,141	371,041
Accrued investment income	64,428	71,748
Investment in joint venture (cost: $100,000)	106,982	107,284
Fixed maturities and short-term investments pledged under securities lending, at fair value	48,361	50,848
Premiums receivable	850,386	688,873
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,795,888	1,870,037
Contractholder receivables	1,028,772	865,728
Prepaid reinsurance premiums	330,980	298,484
Deferred acquisition costs, net	338,671	262,822
Receivable for securities sold	288,080	19,248
Other assets	570,777	519,409
Total Assets	$18,930,823	$17,816,762

Liabilities
Reserve for losses and loss adjustment expenses	$8,819,419	$8,933,292
Unearned premiums	1,983,408	1,647,978
Reinsurance balances payable	190,721	188,546
Contractholder payables	1,028,772	865,728
Senior notes	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	49,849	52,356
Payable for securities purchased	519,244	37,788
Other liabilities	496,125	522,196
Total Liabilities	13,487,538	12,647,884

Commitments and Contingencies

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 169,350,789 and 168,255,572)	565	561
Additional paid-in capital	283,449	227,778
Retained earnings	5,886,149	5,354,361
Accumulated other comprehensive income, net of deferred income tax	41,955	287,017
Common shares held in treasury, at cost (shares: 35,870,466 and 34,412,959)	(1,093,833)	(1,025,839)
Total Shareholders' Equity	5,443,285	5,168,878
Total Liabilities and Shareholders' Equity	$18,930,823	$17,816,762

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Net premiums written	$839,135	$755,249	$2,602,446	$2,439,093
Change in unearned premiums	(44,135)	(6,558)	(295,860)	(283,434)
Net premiums earned	795,000	748,691	2,306,586	2,155,659
Net investment income	66,083	73,221	200,124	221,126
Net realized gains (losses)	(6,022)	60,391	64,970	139,379

Other-than-temporary impairment losses	(901)	(2,644)	(3,873)	(6,129)
Less investment impairments recognized in other comprehensive income, before taxes	173	265	175	776
Net impairment losses recognized in earnings	(728)	(2,379)	(3,698)	(5,353)

Fee income	526	1,077	1,966	2,426
Equity in net income of investment funds accounted for using the equity method	5,665	24,330	30,429	56,943
Other income (loss)	624	(532)	2,702	(7,905)
Total revenues	861,148	904,799	2,603,079	2,562,275

Expenses
Losses and loss adjustment expenses	427,045	443,871	1,245,101	1,238,771
Acquisition expenses	147,313	128,065	406,582	375,316
Other operating expenses	118,070	113,429	365,661	337,602
Interest expense	5,937	7,378	17,687	22,338
Net foreign exchange losses	40,562	16,959	2,487	5,958
Total expenses	738,927	709,702	2,037,518	1,979,985

Income before income taxes	122,221	195,097	565,561	582,290

Income tax expense	7,396	5,441	17,320	8,110

Net income	114,825	189,656	548,241	574,180

Preferred dividends	5,484	5,484	16,453	19,594
Loss on repurchase of preferred shares	—	—	—	10,612

Net income available to common shareholders	$109,341	$184,172	$531,788	$543,974

Net income per common share
Basic	$0.83	$1.36	$4.05	$4.04
Diluted	$0.80	$1.33	$3.92	$3.93

Weighted average common shares and common share equivalents outstanding
Basic	131,495,296	135,067,360	131,262,309	134,519,046
Diluted	136,034,413	138,696,934	135,680,829	138,235,995

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Comprehensive Income (Loss)
Net income	$114,825	$189,656	$548,241	$574,180
Other comprehensive income, net of deferred income tax
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	41,226	164,733	(208,865)	277,656
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(173)	(265)	(175)	(776)
Reclassification of net realized gains, net of income taxes, included in net income	20,701	(47,411)	(31,916)	(118,714)
Foreign currency translation adjustments, net of deferred income tax	29,523	13,978	(4,106)	12,043
Other comprehensive income (loss)	91,277	131,035	(245,062)	170,209
Comprehensive Income	$206,102	$320,691	$303,179	$744,389

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Non-Cumulative Preferred Shares
Balance at beginning of year	$325,000	$325,000
Shares issued - Series C	—	325,000
Shares repurchased - Series A and B	—	(325,000)
Balance at end of period	325,000	325,000

Common Shares
Balance at beginning of year	561	549
Common shares issued, net	4	7
Balance at end of period	565	556

Additional Paid-in Capital
Balance at beginning of year	227,778	161,419
Common shares issued, net	5,583	4,561
Issue costs on Series C preferred shares	—	(9,398)
Reversal of issue costs on repurchase of preferred shares	—	10,612
Exercise of stock options	7,438	7,619
Amortization of share-based compensation	40,305	34,659
Other	2,345	1,747
Balance at end of period	283,449	211,219

Retained Earnings
Balance at beginning of year	5,354,361	4,796,655
Net income	548,241	574,180
Dividends declared on preferred shares	(16,453)	(19,594)
Loss on repurchase of preferred shares	—	(10,612)
Balance at end of period	5,886,149	5,340,629

Accumulated Other Comprehensive Income
Balance at beginning of year	287,017	153,923
Change in unrealized appreciation (decline) in value of investments, net of deferred income tax	(240,781)	158,942
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(175)	(776)
Foreign currency translation adjustments, net of deferred income tax	(4,106)	12,043
Balance at end of period	41,955	324,132

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(1,025,839)	(845,472)
Shares repurchased for treasury	(67,994)	(7,270)
Balance at end of period	(1,093,833)	(852,742)

Total Shareholders’ Equity	$5,443,285	$5,348,794

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income	$548,241	$574,180
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	(66,957)	(142,703)
Net impairment losses recognized in earnings	3,698	5,353
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	35,634	(37,318)
Share-based compensation	40,305	34,659
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	(24,305)	180,016
Unearned premiums, net of prepaid reinsurance premiums	295,860	283,433
Premiums receivable	(160,091)	(204,854)
Deferred acquisition costs, net	(73,793)	(51,222)
Reinsurance balances payable	2,573	19,171
Other liabilities	(15,893)	21,664
Other items, net	41,776	49,572
Net Cash Provided By Operating Activities	627,048	731,951

Investing Activities
Purchases of:
Fixed maturity investments	(12,436,587)	(12,670,073)
Equity securities	(438,255)	(215,921)
Other investments	(992,935)	(700,308)
Proceeds from the sales of:
Fixed maturity investments	11,877,419	11,522,538
Equity securities	373,000	264,417
Other investments	813,596	329,093
Proceeds from redemptions and maturities of fixed maturity investments	595,503	867,080
Net purchases of short-term investments	(268,968)	72,139
Change in investment of securities lending collateral	2,508	22,840
Purchase of business, net of cash acquired	—	28,948
Purchases of furniture, equipment and other assets	(10,953)	(13,894)
Net Cash Used For Investing Activities	(485,672)	(493,141)

Financing Activities
Proceeds from issuance of Series C preferred shares, net	—	315,763
Repurchase of Series A and B preferred shares	—	(325,000)
Purchases of common shares under share repurchase program	(57,796)	—
Proceeds from common shares issued, net	(425)	1,604
Repayments of borrowings	—	(124,577)
Change in securities lending collateral	(2,508)	(22,840)
Other	5,679	4,479
Preferred dividends paid	(16,453)	(22,897)
Net Cash Used For Financing Activities	(71,503)	(173,468)

Effects of exchange rate changes on foreign currency cash	(4,773)	5,399

Increase in cash	65,100	70,741
Cash beginning of year	371,041	351,699
Cash end of period	$436,141	$422,440

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

2.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. Since the inception of the share repurchase program, ACGL has repurchased approximately 109.9 million common shares for an aggregate purchase price of $2.79 billion. During the 2013 third quarter and nine months ended September 30, 2013, ACGL repurchased 26,300 and 1.3 million common shares, respectively, for an aggregate purchase price of $1.3 million and $57.8 million, respectively. No share repurchases were made in the comparable 2012 periods. At September 30, 2013, $712.1 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

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

4.                   Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of September 30, 2013, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $113.8 million as of September 30, 2013, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At September 30, 2013, the Company had $408.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $480.4 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at September 30, 2013.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $815.3 million at September 30, 2013.

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

On June 20, 2013, the Arizona receivership court provided the required approval of the acquisition. The transaction is also subject to approvals of the applicable regulators and approvals by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation of Arch U.S. MI as an eligible insurance carrier in the U.S. mortgage insurance marketplace, as well as the satisfaction of customary closing conditions. In connection with obtaining such consents of regulatory authorities and government-sponsored entities, it is anticipated that Arch U.S. MI or its affiliates will be required to make certain financial commitments to CMG MI, the form and amount of which will be determined based upon discussions with such authorities and entities. Arch U.S. MI's obligation to the sellers to accept financial requirements imposed by regulatory authorities and government-sponsored entities will be determined on the basis of, among other things, the appropriateness of such requirements in light of Arch U.S. MI's business plan and the consistency of such requirements with those imposed on other active participants in the U.S. mortgage insurance industry, as described in the purchase agreements. If these approvals are obtained, it is expected the transaction will close during the 2013 fourth quarter or early 2014.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.                   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator:
Net income	$114,825	$189,656	$548,241	$574,180
Preferred dividends	(5,484)	(5,484)	(16,453)	(19,594)
Loss on repurchase of preferred shares	—	—	—	(10,612)
Net income available to common shareholders	$109,341	$184,172	$531,788	$543,974

Denominator:
Weighted average common shares outstanding — basic	131,495,296	135,067,360	131,262,309	134,519,046
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,124,644	723,538	1,094,327	847,959
Stock options (1)	3,414,473	2,906,036	3,324,193	2,868,990
Weighted average common shares and common share equivalents outstanding — diluted	136,034,413	138,696,934	135,680,829	138,235,995

Earnings per common share:
Basic	$0.83	$1.36	$4.05	$4.04
Diluted	$0.80	$1.33	$3.92	$3.93
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2013 third quarter and 2012 third quarter, the number of stock options excluded were 387,249 and 621,556, respectively. For the nine months ended September 30, 2013 and 2012, the number of stock options excluded were 1,735,995 and 860,088, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.                   Segment Information

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$682,839	$355,091	$1,036,987	$658,599	$279,751	$936,764
Net premiums written	501,971	337,164	839,135	483,356	271,893	755,249

Net premiums earned	$479,129	$315,871	$795,000	$456,341	$292,350	$748,691
Fee income	545	(19)	526	645	432	1,077
Losses and loss adjustment expenses	(305,921)	(121,124)	(427,045)	(307,155)	(136,716)	(443,871)
Acquisition expenses, net	(82,799)	(64,514)	(147,313)	(73,663)	(54,402)	(128,065)
Other operating expenses	(75,734)	(34,442)	(110,176)	(75,379)	(29,001)	(104,380)
Underwriting income	$15,220	$95,772	110,992	$789	$72,663	73,452

Net investment income			66,083			73,221
Net realized gains (losses)			(6,022)			60,391
Net impairment losses recognized in earnings			(728)			(2,379)
Equity in net income of investment funds accounted for using the equity method			5,665			24,330
Other income (loss)			624			(532)
Other expenses			(7,894)			(9,049)
Interest expense			(5,937)			(7,378)
Net foreign exchange losses			(40,562)			(16,959)
Income before income taxes			122,221			195,097
Income tax expense			(7,396)			(5,441)

Net income			114,825			189,656
Preferred dividends			(5,484)			(5,484)
Net income available to common shareholders			$109,341			$184,172

Underwriting Ratios
Loss ratio	63.8%	38.3%	53.7%	67.3%	46.8%	59.3%
Acquisition expense ratio (2)	17.2%	20.4%	18.5%	16.0%	18.6%	17.0%
Other operating expense ratio	15.8%	10.9%	13.8%	16.5%	9.9%	13.9%
Combined ratio	96.8%	69.6%	86.0%	99.8%	75.3%	90.2%
_________________________________________________
(1)     Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)     The acquisition expense ratio is adjusted to include policy-related fee income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written (1)	$2,075,560	$1,168,938	$3,241,424	$2,022,802	$1,036,708	$3,055,233
Net premiums written	1,508,089	1,094,357	2,602,446	1,438,620	1,000,473	2,439,093

Net premiums earned	$1,382,750	$923,836	$2,306,586	$1,344,675	$810,984	$2,155,659
Fee income	1,599	367	1,966	1,803	623	2,426
Losses and loss adjustment expenses	(880,580)	(364,521)	(1,245,101)	(900,735)	(338,036)	(1,238,771)
Acquisition expenses, net	(227,806)	(178,776)	(406,582)	(223,591)	(151,725)	(375,316)
Other operating expenses	(232,216)	(101,234)	(333,450)	(225,366)	(84,264)	(309,630)
Underwriting income (loss)	$43,747	$279,672	323,419	$(3,214)	$237,582	234,368

Net investment income			200,124			221,126
Net realized gains			64,970			139,379
Net impairment losses recognized in earnings			(3,698)			(5,353)
Equity in net income of investment funds accounted for using the equity method			30,429			56,943
Other income (loss)			2,702			(7,905)
Other expenses			(32,211)			(27,972)
Interest expense			(17,687)			(22,338)
Net foreign exchange losses			(2,487)			(5,958)
Income before income taxes			565,561			582,290
Income tax expense			(17,320)			(8,110)

Net income			548,241			574,180
Preferred dividends			(16,453)			(19,594)
Loss on repurchase of preferred shares			—			(10,612)
Net income available to common shareholders			$531,788			$543,974

Underwriting Ratios
Loss ratio	63.7%	39.5%	54.0%	67.0%	41.7%	57.5%
Acquisition expense ratio (2)	16.4%	19.4%	17.5%	16.5%	18.7%	17.3%
Other operating expense ratio	16.8%	11.0%	14.5%	16.8%	10.4%	14.4%
Combined ratio	96.9%	69.9%	86.0%	100.3%	70.8%	89.2%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.                   Investment Information

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
September 30, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,428,219	$37,646	$(46,263)	$2,436,836	$(21)
Mortgage backed securities	1,499,403	17,831	(36,567)	1,518,139	(9,335)
Municipal bonds	1,531,324	36,907	(9,079)	1,503,496	(17)
Commercial mortgage backed securities	783,718	13,690	(11,322)	781,350	(199)
U.S. government and government agencies	1,121,898	11,336	(4,299)	1,114,861	(19)
Non-U.S. government securities	1,172,057	16,401	(15,789)	1,171,445	—
Asset backed securities	1,199,241	19,442	(12,221)	1,192,020	(3,494)
Total	9,735,860	153,253	(135,540)	9,718,147	(13,085)

Equity securities	452,195	41,295	(7,419)	418,319	—
Other investments	528,938	26,860	(25,357)	527,435	—
Short-term investments	994,221	1,172	(449)	993,498	—
Total	$11,711,214	$222,580	$(168,765)	$11,657,399	$(13,085)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,857,513	$105,798	$(6,710)	$2,758,425	$(62)
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411	(9,329)
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685	(17)
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119	(270)
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605	(19)
Non-U.S. government securities	998,901	33,701	(8,860)	974,060	—
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309	(3,346)
Total	9,882,588	309,850	(35,876)	9,608,614	(13,043)

Equity securities	312,749	26,625	(12,290)	298,414	—
Other investments	549,280	32,582	(3,257)	519,955	—
Short-term investments	730,369	3,521	(1,248)	728,096	—
Total	$11,474,986	$372,578	$(52,671)	$11,155,079	$(13,043)
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

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2013, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $5.1 million, compared to a net unrealized gain of $2.0 million at December 31, 2012.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,351,619	$(44,843)	$18,507	$(1,420)	$1,370,126	$(46,263)
Mortgage backed securities	750,898	(32,059)	51,227	(4,508)	802,125	(36,567)
Municipal bonds	444,603	(8,886)	3,817	(193)	448,420	(9,079)
Commercial mortgage backed securities	381,215	(11,157)	1,660	(165)	382,875	(11,322)
U.S. government and government agencies	266,379	(4,299)	—	—	266,379	(4,299)
Non-U.S. government securities	615,731	(13,890)	10,138	(1,899)	625,869	(15,789)
Asset backed securities	588,492	(9,962)	38,279	(2,259)	626,771	(12,221)
Total	4,398,937	(125,096)	123,628	(10,444)	4,522,565	(135,540)
Equity securities	151,580	(7,419)	—	—	151,580	(7,419)
Other investments	183,501	(20,934)	46,988	(4,423)	230,489	(25,357)
Short-term investments	9,500	(449)	—	—	9,500	(449)
Total	$4,743,518	$(153,898)	$170,616	$(14,867)	$4,914,134	$(168,765)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$490,784	$(3,692)	$52,334	$(3,018)	$543,118	$(6,710)
Mortgage backed securities	537,883	(4,290)	60,574	(3,194)	598,457	(7,484)
Municipal bonds	147,766	(1,120)	7,052	(301)	154,818	(1,421)
Commercial mortgage backed securities	36,649	(2,261)	8,878	(2,207)	45,527	(4,468)
U.S. government and government agencies	146,526	(1,095)	—	—	146,526	(1,095)
Non-U.S. government securities	244,827	(1,070)	135,564	(7,790)	380,391	(8,860)
Asset backed securities	234,584	(1,508)	57,371	(4,330)	291,955	(5,838)
Total	1,839,019	(15,036)	321,773	(20,840)	2,160,792	(35,876)
Equity securities	130,385	(10,200)	16,469	(2,090)	146,854	(12,290)
Other investments	23,849	(2,474)	35,083	(783)	58,932	(3,257)
Short-term investments	57,415	(1,248)	—	—	57,415	(1,248)
Total	$2,050,668	$(28,958)	$373,325	$(23,713)	$2,423,993	$(52,671)
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2013, on a lot level basis, approximately 1,840 security lots out of a total of approximately 4,560 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.0 million. At December 31, 2012, on a lot level basis, approximately 910 security lots out of a total of approximately 4,580 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.5 million.

The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
Maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$247,663	$243,987	$446,402	$436,376
Due after one year through five years	3,743,302	3,703,446	3,876,062	3,769,426
Due after five years through 10 years	2,009,579	2,023,258	1,949,297	1,869,698
Due after 10 years	252,954	255,947	179,927	172,275
	6,253,498	6,226,638	6,451,688	6,247,775
Mortgage backed securities	1,499,403	1,518,139	1,532,736	1,515,411
Commercial mortgage backed securities	783,718	781,350	824,165	791,119
Asset backed securities	1,199,241	1,192,020	1,073,999	1,054,309
Total	$9,735,860	$9,718,147	$9,882,588	$9,608,614

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $48.4 million and $47.3 million, respectively, at September 30, 2013, compared to $50.8 million and $49.6 million, respectively, at December 31, 2012. The fair value of the portfolio of collateral backing the Company's securities lending program was $42.1 million at September 30, 2013, compared to $42.5 million at December 31, 2012. Such amounts included approximately $6.4 million of sub-prime securities at September 30, 2013, compared to $5.4 million at December 31, 2012. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table summarizes the Company's other investments, including available for sale and fair value option components:

	September 30, 2013	December 31, 2012
Available for sale:
Asian and emerging markets	$357,069	$316,860
Investment grade fixed income	164,768	220,410
Other	7,101	12,010
Total available for sale	528,938	549,280
Fair value option:
Term loan investments (par value: $487,083 and $307,016)	496,477	308,596
Asian and emerging markets	19,705	24,035
Investment grade fixed income	75,328	67,624
Non-investment grade fixed income	9,408	11,093
Other (1)	171,655	116,623
Total fair value option	772,573	527,971
Total	$1,301,511	$1,077,251
_________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Option

The Company elected to carry certain fixed maturity securities, equity securities and other investments (primarily term loans) at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in net realized gains or losses while interest income, dividends received and distributions from fund investments which are not a return of capital are reflected in net investment income, where practicable. The primary reasons for electing the fair value option were to reflect economic events in earnings on a timely basis and to address practicality and cost-benefit considerations.

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	September 30, 2013	December 31, 2012
Fixed maturities	$367,152	$363,541
Other investments	772,573	527,971
Equity securities	—	25,954
Investments accounted for using the fair value option	1,139,725	917,466
Securities sold but not yet purchased (1)	—	(6,924)
Net assets accounted for using the fair value option	$1,139,725	$910,542
_________________________________________________

(1)	Represents the Company’s obligation to deliver equity securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturities	$62,447	$68,202	$186,457	$211,942
Term loan investments (1)	5,296	4,876	15,539	10,732
Equity securities	2,241	2,009	6,828	6,098
Short-term investments	417	485	1,173	1,617
Other (2)	3,753	3,795	14,786	9,968
Gross investment income	74,154	79,367	224,783	240,357
Investment expenses	(8,071)	(6,146)	(24,659)	(19,231)
Net investment income	$66,083	$73,221	$200,124	$221,126
_________________________________________________

(1)	Included in “investments accounted for using the fair value option” on the Company’s consolidated balance sheets.

(2)	Amounts include dividends on investment funds and other items.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Available for sale securities:
Gross gains on investment sales	$47,433	$70,510	$183,306	$186,458
Gross losses on investment sales	(69,256)	(20,672)	(149,095)	(59,365)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	5,599	5,322	3,955	8,729
Equity securities	—	1,466	704	1,264
Other investments	8,221	3,810	8,670	5,819
TALF investments	—	(21)	—	(71)
TALF borrowings	—	(209)	—	686
Derivative instruments (1)	1,574	297	16,842	(4,095)
Other	407	(112)	588	(46)
Net realized gains (losses)	$(6,022)	$60,391	$64,970	$139,379
_________________________________________________

(1)	See Note 9 for information on the Company’s derivative instruments.

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturities:
Mortgage backed securities	$(280)	$(1,511)	$(295)	$(2,403)
Corporate bonds	(88)	(150)	(88)	(1,512)
Non-U.S. government securities	—	—	—	(261)
Commercial mortgage backed securities	—	(211)	—	(211)
Asset backed securities	(20)	—	(40)	(106)
U.S. government and government agencies	—	—	—	(10)
Total	(388)	(1,872)	(423)	(4,503)
Investment of funds received under securities lending agreements	—	—	—	(87)
Equity securities	(340)	(507)	(3,275)	(763)
Net impairment losses recognized in earnings	$(728)	$(2,379)	$(3,698)	$(5,353)

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

•
Mortgage backed and asset backed securities — the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. The expected recovery values were reduced on a small number of securities, primarily as a result of increases in expected default expectations and foreclosure costs. The amortized cost basis of the securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•
Corporate bonds — the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process.

The Company believes that the $13.1 million of OTTI included in accumulated other comprehensive income at September 30, 2013 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At September 30, 2013, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at start of period	$61,449	$62,526	$62,001	$66,545
Credit loss impairments recognized on securities not previously impaired	369	747	402	2,652
Credit loss impairments recognized on securities previously impaired	19	1,632	21	2,701
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	—	(1,709)	(587)	(8,702)
Balance at end of period	$61,837	$63,196	$61,837	$63,196

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

	September 30, 2013	December 31, 2012
Assets used for collateral or guarantees:
Affiliated transactions	$4,146,190	$4,062,097
Third party agreements	784,567	771,631
Deposits with U.S. regulatory authorities	303,634	290,441
Deposits with non-U.S. regulatory authorities	6,765	247,321
Trust funds	75,531	96,342
Total restricted assets	$5,316,687	$5,467,832

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicate the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the pricing services at September 30, 2013.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $12.85 billion of financial assets and liabilities measured at fair value at September 30, 2013, approximately $874.1 million, or 6.8%, were priced using non-binding broker-dealer quotes. Of the $12.40 billion of financial

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assets and liabilities measured at fair value at December 31, 2012, approximately $927.9 million, or 7.5%, were priced using non-binding broker-dealer quotes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2013:

		Fair Value Measurement Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,428,219	$—	$2,426,130	$2,089
Mortgage backed securities	1,499,403	—	1,499,403	—
Municipal bonds	1,531,324	—	1,531,324	—
Commercial mortgage backed securities	783,718	—	783,718	—
U.S. government and government agencies	1,121,898	1,121,898	—	—
Non-U.S. government securities	1,172,057	—	1,172,057	—
Asset backed securities	1,199,241	—	1,199,241	—
Total	9,735,860	1,121,898	8,611,873	2,089

Equity securities	452,195	452,020	175	—
Other investments	528,938	—	324,284	204,654
Short-term investments	994,221	978,604	15,617	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	314,109	—	314,109	—
Non-U.S. government bonds	53,043	—	53,043	—
Other investments	772,573	—	413,729	358,844
Equity securities	—	—	—	—
Total	1,139,725	—	780,881	358,844

Total assets measured at fair value	$12,850,939	$2,552,522	$9,732,830	$565,587

Liabilities measured at fair value:
Fair value option:
Securities sold but not yet purchased (2)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total
Three Months Ended September 30, 2013
Balance at beginning of period	$2,360	$189,893	$290,189	$482,442
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	8,731	8,731
Included in other comprehensive income	—	(5,239)	—	(5,239)
Purchases, issuances, sales and settlements
Purchases	—	20,000	63,348	83,348
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(271)	—	(3,424)	(3,695)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$2,089	$204,654	$358,844	$565,587

Three Months Ended September 30, 2012
Balance at beginning of period	$92,036	$6,386	$—	$98,422
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,402	1,627	—	3,029
Included in other comprehensive income	1,229	(1,590)	—	(361)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(38)	(1,627)	—	(1,665)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$94,629	$4,796	$—	$99,425
_________________________________________________

(1)	Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were recorded in net realized gains (losses) or net investment income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total
Nine Months Ended September 30, 2013
Balance at beginning of period	$98,404	$184,202	$195,350	$477,956
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,679	4,762	7,029	16,470
Included in other comprehensive income	(3,051)	632	—	(2,419)
Purchases, issuances, sales and settlements
Purchases	—	25,000	223,918	248,918
Issuances	—	—	—	—
Sales	(96,655)	—	—	(96,655)
Settlements	(1,288)	(9,942)	(67,453)	(78,683)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$2,089	$204,654	$358,844	$565,587

Nine Months Ended September 30, 2012
Balance at beginning of period	$92,091	$5,124	$—	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	3,185	1,708	—	4,893
Included in other comprehensive income	(530)	(328)	—	(858)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(117)	(1,708)	—	(1,825)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$94,629	$4,796	$—	$99,425
_________________________________________________

(1)	Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were recorded in net realized gains (losses) or net investment income.

The amount of total gains for the 2013 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013 was $8.7 million, while the amount of total gains for the nine months ended September 30, 2013 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013 was $13.2 million. The amount of total gains for the 2012 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012 was $3.0 million, while the amount of total gains for the nine months ended September 30, 2012 was $4.9 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At September 30, 2013, the Company’s senior notes were carried at their cost of $300.0 million and had a fair value of $379.4 million. The fair value of the Company's senior notes was obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2013 or December 31, 2012.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in “fixed maturities available for sale, at fair value” while the fair value of all other derivatives is included in “other investments available for sale, at fair value” in the consolidated balance sheets.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value
September 30, 2013
Futures contracts	$82	$(207)	$(125)	$412,884
Foreign currency forward contracts	6,183	(4,912)	1,271	566,070
TBAs	381,739	(192,563)	189,176	551,990
Other	1,384	(1,203)	181	409,996
Total	$389,388	$(198,885)	$190,503

December 31, 2012
Futures contracts	$52	$(52)	$—	$340,400
Foreign currency forward contracts	2,809	(2,678)	131	396,468
TBAs	23,599	(4,346)	19,253	26,000
Other	448	(676)	(228)	50,341
Total	$26,908	$(7,752)	$19,156

The Company's derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party "in-the-money" regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At September 30, 2013, asset derivatives and liability derivatives of $251.2 million and $81.4 million, respectively, were subject to a master netting agreement, compared to $26.9 million and $7.8 million, respectively, at December 31, 2012. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
Derivatives not designated as	September 30,		September 30,
hedging instruments	2013	2012	2013	2012
Futures contracts	$(2,804)	$(245)	$6,990	$(4,588)
Foreign currency forward contracts	1,344	737	8,224	(206)
TBAs	2,511	1,140	(699)	2,882
Other	523	(1,335)	2,327	(2,183)
Total	$1,574	$297	$16,842	$(4,095)

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

The Company’s income tax provision on income before income taxes resulted in an expense of 3.1% for the nine months ended September 30, 2013, compared to an expense of 1.4% for the 2012 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $143.8 million at September 30, 2013, compared to $98.6 million at December 31, 2012. In addition, the Company paid $7.6 million in income taxes for the nine months ended September 30, 2013, while the Company paid $4.1 million for the 2012 period.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. The Company incurred $6.8 million of federal excise taxes for the nine months ended September 30, 2013, compared to $6.2 million for the 2012 period. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.            Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income ("AOCI"), net of tax:

	Unrealized Gains on Available-For-Sale Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended September 30, 2013
Beginning balance	$(12,753)	$(36,569)	$(49,322)
Other comprehensive income before reclassifications	41,053	29,523	70,576
Amounts reclassified from accumulated other comprehensive income	20,701	—	20,701
Net current period other comprehensive income	61,754	29,523	91,277
Ending balance	$49,001	$(7,046)	$41,955

Nine Months Ended September 30, 2013
Beginning balance	$289,957	$(2,940)	$287,017
Other comprehensive income before reclassifications	(209,040)	(4,106)	(213,146)
Amounts reclassified from accumulated other comprehensive income	(31,916)	—	(31,916)
Net current period other comprehensive income (loss)	(240,956)	(4,106)	$(245,062)
Ending balance	$49,001	$(7,046)	$41,955

The following table presents details about amounts reclassified from accumulated other comprehensive income:

		Amounts Reclassed from AOCI
Details About AOCI Components	Consolidated Statement of Income Line Item That Includes Reclassification	Three Months Ended	Nine Months Ended
		September 30, 2013	September 30, 2013

Unrealized Gains on Available-For-Sale Securities
	Net realized gains (losses)	$(21,825)	$37,176
	Net impairment losses included in earnings	(901)	(3,873)
	Total before tax	(22,726)	33,303
	Income tax benefit (expense)	2,025	(1,387)
	Net of tax	$(20,701)	$31,916

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$41,122	$(104)	$41,226
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(173)	—	(173)
Less reclassification of net realized gains included in net income	(22,726)	(2,025)	(20,701)
Foreign currency translation adjustments	29,523	—	29,523
Other comprehensive income (loss)	$93,198	$1,921	$91,277

Three Months Ended September 30, 2012
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$170,287	$5,554	$164,733
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(265)	—	(265)
Less reclassification of net realized gains included in net income	48,898	1,487	47,411
Foreign currency translation adjustments	16,420	2,442	13,978
Other comprehensive income (loss)	$137,544	$6,509	$131,035

Nine Months Ended September 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(229,921)	$(21,056)	$(208,865)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(175)	—	(175)
Less reclassification of net realized gains included in net income	33,303	1,387	31,916
Foreign currency translation adjustments	(4,104)	2	(4,106)
Other comprehensive income (loss)	$(267,503)	$(22,441)	$(245,062)

Nine Months Ended September 30, 2012
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$272,487	$(5,169)	$277,656
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(776)	—	(776)
Less reclassification of net realized gains included in net income	125,041	6,327	118,714
Foreign currency translation adjustments	13,590	1,547	12,043
Other comprehensive income (loss)	$160,260	$(9,949)	$170,209

12.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2013, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $5.84 billion in capital at September 30, 2013 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.

Current Outlook

The broad market environment continued to show improvement in the 2013 third quarter, although rate increases moderated somewhat relative to earlier in 2013. In our U.S. insurance business, weighted rate increases provided 1.7% of expected margin improvement (i.e., rates in excess of loss cost trends) in the 2013 third quarter. We expanded our insurance underwriting platform in the excess and surplus lines market in March 2013 by starting a binding authority insurance facility that caters to smaller accounts through the wholesale distribution channel. This group immediately began contributing to our premiums and continues to gain traction across Arch's distribution platform. On an absolute basis, we believe that most longer-tail casualty business still requires rate improvement to meet our return objectives but some segments are approaching rate adequacy. In our reinsurance business, we see pressure on terms and conditions in property catastrophe business, where alternative capacity is putting pressure on rates. In addition, cedents have pressed for additional ceding commissions (generally one to two points) and are moving to excess of loss instead of pro rata coverage. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2013, our modeled peak zone catastrophe exposure was a windstorm affecting the

Northeastern U.S., with a net probable maximum pre-tax loss of $868 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $736 million and $615 million, respectively. Based on in-force exposure estimated as of July 1, 2013, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $858 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $746 million and $606 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of October 1, 2013, our modeled peak zone earthquake exposure (New Madrid earthquake) represented less than 45% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $38.34 at September 30, 2013, compared to $36.80 at June 30, 2013 and $36.79 at September 30, 2012. The 4.2% increase in the 2013 third quarter and trailing twelve months was primarily driven by strong underwriting results.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders’ equity during the period. After-tax operating income available to common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 11.9% for the 2013 third quarter, compared to 9.9% for the 2012 third quarter, and 11.9% for the nine months ended September 30, 2013, compared to 10.8% for the 2012 period. The higher level of Operating ROAE for the 2013 periods primarily resulted from better underwriting results in our reinsurance and insurance segments.

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

At September 30, 2013, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.56 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2013 third quarter	1.43%	1.36%
2012 third quarter	2.45%	1.86%

Nine Months Ended September 30, 2013	0.31%	0.38%
Nine Months Ended September 30, 2012	5.04%	4.34%

Total return for the 2013 periods reflected positive returns of our equity and alternatives portfolios, partially offset by the impact of both higher interest rates and wider credit spreads compared to the 2012 periods. Excluding foreign exchange, total return was 0.84% for the 2013 third quarter, compared to 2.17% for the 2012 third quarter, and 0.27% for the nine months ended September 30, 2013, compared to 4.89% for the 2012 period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
After-tax operating income available to common shareholders	$149,205	$120,247	$442,974	$375,307
Net realized gains (losses), net of tax	(3,442)	58,904	65,260	133,052
Net impairment losses recognized in earnings, net of tax	(728)	(2,379)	(3,698)	(5,353)
Equity in net income of investment funds accounted for using the equity method, net of tax	5,665	24,330	30,429	56,943
Net foreign exchange losses, net of tax	(41,359)	(16,930)	(3,177)	(5,363)
Loss on repurchase of preferred shares, net of tax	—	—	—	(10,612)
Net income available to common shareholders	$109,341	$184,172	$531,788	$543,974

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Gross premiums written	$682,839	$658,599	3.7	$2,075,560	$2,022,802	2.6
Net premiums written	501,971	483,356	3.9	1,508,089	1,438,620	4.8

Net premiums earned	$479,129	$456,341	5.0	$1,382,750	$1,344,675	2.8
Fee income	545	645		1,599	1,803
Losses and loss adjustment expenses	(305,921)	(307,155)		(880,580)	(900,735)
Acquisition expenses, net	(82,799)	(73,663)		(227,806)	(223,591)
Other operating expenses	(75,734)	(75,379)		(232,216)	(225,366)
Underwriting income (loss)	$15,220	$789	n/m	$43,747	$(3,214)	n/m

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	63.8%	67.3%	(3.5)	63.7%	67.0%	(3.3)
Acquisition expense ratio (1)	17.2%	16.0%	1.2	16.4%	16.5%	(0.1)
Other operating expense ratio	15.8%	16.5%	(0.7)	16.8%	16.8%	—
Combined ratio	96.8%	99.8%	(3.0)	96.9%	100.3%	(3.4)
_________________________________________________
(1)     The acquisition expense ratio is adjusted to include certain fee income.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$116,399	23	$98,052	20	$339,895	23	$272,666	19
Property, energy, marine and aviation	77,201	15	92,266	19	242,487	16	258,475	18
Professional liability	57,367	11	68,923	14	179,289	12	204,682	14
Executive assurance	56,410	11	63,059	13	160,483	11	191,642	13
Construction	29,927	6	23,481	5	127,557	8	106,918	7
Casualty	29,311	6	23,662	5	79,343	5	81,273	6
National accounts	18,618	4	22,483	5	77,376	5	62,882	4
Lenders products	16,848	3	20,257	4	61,361	4	63,149	4
Surety	17,324	3	14,958	3	50,081	3	39,815	3
Travel and accident	14,068	3	22,017	5	47,283	3	65,147	5
Healthcare	10,227	2	8,722	2	30,247	2	27,316	2
Other (1)	58,271	13	25,476	5	112,687	8	64,655	5
Total	$501,971	100	$483,356	100	$1,508,089	100	$1,438,620	100
_________________________________________________

(1)	Includes alternative markets, contract binding, accident and health and excess workers’ compensation business.

2013 third quarter versus 2012. Net premiums written were 3.9% higher than in the 2012 third quarter with increases in programs, contract binding (launched in March 2013), excess workers' compensation, construction and accident and health lines, partially offset by a reduction in property lines, professional liability, executive assurance and travel premiums. The increase in program business resulted from a mix of new business, underlying exposure growth within existing programs and rate increases. Growth in excess workers' compensation and accident and health primarily resulted from new business while the higher level of construction business resulted from expanded product lines, new business and rate increases. The decrease in property lines reflected reductions in offshore and onshore energy, property and marine business in response to current market conditions while the lower level of professional liability and executive assurance business resulted from a continued strategic reduction in exposure to international business. The decline in travel premiums was due in part to a change in distribution strategy at the end of 2012.

Nine Months Ended September 30, 2013 versus 2012. Net premiums written were 4.8% higher than in the 2012 period with increases in programs, contract binding, construction and accident and health lines, partially offset by reduction in executive assurance, professional liability, travel and property premiums. The increase in program business resulted from a mix of new business, underlying exposure growth within existing programs and rate increases. The increase in construction business resulted from expanded product lines, new business and rate increases while growth in accident and health primarily resulted from new business. The lower level of executive assurance and professional liability business resulted from a continued strategic reduction in exposure to international business, while the decline in travel premiums was due in part to a change in distribution strategy at the end of 2012. The decrease in property lines reflected reductions in offshore and onshore energy, property and marine business in response to current market conditions.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$103,603	22	$83,978	18	$293,247	21	$238,565	18
Property, energy, marine and aviation	77,437	16	77,862	17	227,420	16	233,946	17
Professional liability	58,948	12	66,299	15	177,002	13	197,572	15
Executive assurance	54,628	11	61,599	13	168,322	12	181,221	13
Construction	37,378	8	32,409	7	109,868	8	95,909	7
Casualty	26,146	5	27,175	6	76,430	6	84,342	6
National accounts	27,957	6	21,919	5	73,542	5	59,470	4
Lenders products	20,220	4	20,271	4	62,032	4	73,835	5
Surety	15,023	3	12,643	3	42,512	3	34,001	3
Travel and accident	12,953	3	21,826	5	43,751	3	59,200	4
Healthcare	10,445	2	9,565	2	28,894	2	27,540	2
Other (1)	34,391	8	20,795	5	79,730	7	59,074	6
Total	$479,129	100	$456,341	100	$1,382,750	100	$1,344,675	100
_________________________________________________

(1)	Includes alternative markets, contract binding, accident and health and excess workers’ compensation business.

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current year	67.5%	69.6%	66.5%	69.1%
Prior period reserve development	(3.7)%	(2.3)%	(2.8)%	(2.1)%
Loss ratio	63.8%	67.3%	63.7%	67.0%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 2.1 points lower in the 2013 third quarter compared to the 2012 third quarter and 2.6 points lower for the nine months ended September 30, 2013 than in the 2012 period. The 2013 third quarter loss ratio reflected 2.6 points of current year catastrophic activity, compared to 3.1 points for the 2012 third quarter. The loss ratio for the nine months ended September 30, 2013 reflected 1.4 points of catastrophic activity, compared to 1.4 points for the 2012 period. The loss ratios for the 2013 periods reflected continued margin expansion and changes in the mix of business earned.

Prior Period Reserve Development.

2013 third quarter: The insurance segment’s net favorable development of $17.5 million, or 3.7 points, consisted of $24.9 million of net favorable development in short-tailed lines and $7.4 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2007 to 2012 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $6.9 million in the quarter. Net adverse development in medium-tailed and long-tailed lines reflected increases of $16.3 million in program reserves, primarily due to a small number of programs, $4.5 million in casualty reserves, primarily from the 2006 and 2008 accident years, and $5.2 million in construction reserves, spread between the 2007 to 2010 accident years. Such amounts were partially offset by reductions of $7.4 million in healthcare reserves, $4.7 million in executive assurance reserves and $4.6 million in excess workers' compensation reserves, all spread across various accident years.

2012 third quarter: The insurance segment’s net favorable development of $10.3 million, or 2.3 points, consisted of net favorable development of $9.9 million in short-tailed lines and $0.4 million in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2007 to 2010 accident years, primarily due to varying levels of reported claims activity. Favorable development in medium-tailed and long-tailed lines reflected a reduction of $15.6 million in professional liability reserves, primarily from the 2006 to 2010 accident years, partially offset by increases of $6.3 million in casualty reserves, primarily from the 2003 to 2005 accident years, $5.3 million in executive assurance reserves in the 2007 to 2011 accident years, and $2.7 million in programs, spread across a number of years.

Nine Months Ended September 30, 2013: The insurance segment’s net favorable development of $38.5 million, or 2.8 points, consisted of $52.7 million of net favorable development in short-tailed lines, partially offset by $14.2 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2008 to 2011 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $15.5 million in the period. Net adverse development in medium-tailed and long-tailed lines included increases of $19.1 million in program reserves, primarily due to a small number of programs, $14.9 million in casualty reserves, primarily related to claims from the two most recent accident years on certain Canadian accounts which have been non-renewed, and $10.5 million in construction reserves, spread between the 2007 to 2010 accident years, partially offset by reductions of $14.9 million in healthcare reserves, $4.6 million in national accounts, $4.5 million in marine, and $4.2 million in excess workers' compensation, all spread across various accident years.

Nine Months Ended September 30, 2012: The insurance segment’s net favorable development of $28.0 million, or 2.1 points, consisted of net favorable development of $47.3 million in short-tailed lines, partially offset by $19.3 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2007 to 2011 accident years, primarily due to varying levels of reported claims activity. Adverse development in medium-tailed and long-tailed lines included increases of $21.1 million in executive assurance reserves, primarily from the 2007 to 2011 accident years, $17.5 million in casualty reserves, primarily from the 2004 to 2008 accident years, and $8.5 million in construction reserves, primarily from the 2007 to 2009 accident years. Such amounts were partially offset by favorable development of $19.3 million in professional liability reserves, primarily from the 2009 accident year, and $9.9 million in healthcare reserves across most accident years.

Underwriting Expenses.

2013 third quarter versus 2012: The insurance segment’s underwriting expense ratio was 33.0% in the 2013 third quarter, compared to 32.5% in the 2012 third quarter. The acquisition expense ratio was 17.2% in the 2013 third quarter, compared to 16.0% in the 2012 third quarter. The comparison of the 2013 third quarter and 2012 third quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. In addition, the acquisition expense ratio was impacted by changes in development of prior year ceded loss reserves which increased the 2013 third quarter commission expense ratio by 0.9 points, compared to a 0.6 point reduction in the 2012 third quarter. The other operating expense ratio was 15.8% for the 2013 third quarter, compared to 16.5% for the 2012 third quarter. The 2013 third quarter operating expense ratio benefited from the higher level of net premiums earned as aggregate expenses were in line with the 2012 third quarter.

Nine Months Ended September 30, 2013 versus 2012: The insurance segment’s underwriting expense ratio was 33.2% for the 2013 period, compared to 33.3% for the 2012 period. The acquisition expense ratio was 16.4% for the 2013 period, compared to 16.5% for the 2012 period. The acquisition expense ratio for the 2013 period included 0.4 points of commission expense related to development in prior year loss reserves, compared to 0.1 point in the 2012 period. The other operating expense ratio was 16.8% for the 2013 period, compared to 16.8% for the 2012 period.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Gross premiums written	$355,091	$279,751	26.9	$1,168,938	$1,036,708	12.8
Net premiums written	337,164	271,893	24.0	1,094,357	1,000,473	9.4

Net premiums earned	$315,871	$292,350	8.0	$923,836	$810,984	13.9
Fee income	(19)	432		367	623
Losses and loss adjustment expenses	(121,124)	(136,716)		(364,521)	(338,036)
Acquisition expenses, net	(64,514)	(54,402)		(178,776)	(151,725)
Other operating expenses	(34,442)	(29,001)		(101,234)	(84,264)
Underwriting income	$95,772	$72,663	31.8	$279,672	$237,582	17.7

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	38.3%	46.8%	(8.5)	39.5%	41.7%	(2.2)
Acquisition expense ratio	20.4%	18.6%	1.8	19.4%	18.7%	0.7
Other operating expense ratio	10.9%	9.9%	1.0	11.0%	10.4%	0.6
Combined ratio	69.6%	75.3%	(5.7)	69.9%	70.8%	(0.9)

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty (1)	$125,666	37	$71,854	26	$318,483	29	$240,727	24
Property excluding property catastrophe (2)	78,085	23	68,627	25	230,083	21	209,854	21
Property catastrophe	33,810	10	50,196	18	210,826	19	265,994	27
Casualty (3)	58,893	17	36,831	14	207,640	19	163,343	16
Marine and aviation	13,283	4	19,152	7	50,744	5	63,611	6
Other (4)	27,427	9	25,233	10	76,581	7	56,944	6
Total	$337,164	100	$271,893	100	$1,094,357	100	$1,000,473	100

Pro rata	$233,334	69	$170,556	63	$536,290	49	$439,435	44
Excess of loss	103,830	31	101,337	37	558,067	51	561,038	56
Total	$337,164	100	$271,893	100	$1,094,357	100	$1,000,473	100
_________________________________________________

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)	Includes facultative business.

(3)	Includes professional liability, executive assurance and healthcare business.

(4)	Includes mortgage, life, casualty clash and other.

2013 third quarter versus 2012. Net premiums written were 24.0% higher than in the 2012 third quarter, reflecting increases in other specialty, and new business written in casualty multi-line and property facultative lines, partially offset by reductions in property catastrophe. Growth in other specialty premiums primarily resulted from the impact of a multi-line quota share reinsurance agreement entered into during the 2013 third quarter, covering certain brokerage commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and other liability business. Such agreement resulted in $55.2 million of premiums written, including a $39.7 million unearned premium transfer from policies in-force at June 30, 2013, and is not expected to recur in 2014. In addition, other specialty premiums reflected growth in trade credit and crop hail business, partially offset by a continued reduction in U.K. motor business. The reduction in property catastrophe business reflected market conditions, selected non-renewals and a higher usage of retrocessional coverage.

Nine Months Ended September 30, 2013 versus 2012. Net premiums written were 9.4% higher than in the 2012 period, reflecting increases in other specialty, casualty and mortgage business, partially offset by reductions in property catastrophe business. The growth in other specialty business primarily resulted from the other specialty reinsurance transaction noted above along with renewals of the credit and surety business acquired from Ariel Reinsurance Company Ltd. ("Ariel") in April 2012, partially offset by a lower level of U.K. motor business. The increase in casualty business primarily resulted from new multi-line and professional liability contracts written in the period. The reduction in property catastrophe business was due to rate reductions as well as to a targeted reduction in the utilization of limits in reaction to changing market conditions and an increase in the usage of retrocessional protection.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty (1)	$103,565	33	$88,570	30	$272,666	30	$214,622	26
Property excluding property catastrophe (2)	69,975	22	63,572	22	201,857	22	183,924	23
Property catastrophe	48,595	15	69,059	24	176,160	19	199,914	25
Casualty (3)	59,324	19	47,429	16	169,251	18	140,240	17
Marine and aviation	18,566	6	16,853	6	59,062	6	57,502	7
Other (4)	15,846	5	6,867	2	44,840	5	14,782	2
Total	$315,871	100	$292,350	100	$923,836	100	$810,984	100

Pro rata	$172,703	55	$140,111	48	$468,509	51	$364,977	45
Excess of loss	143,168	45	152,239	52	455,327	49	446,007	55
Total	$315,871	100	$292,350	100	$923,836	100	$810,984	100
_________________________________________________

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)	Includes facultative business.

(3)	Includes professional liability, executive assurance and healthcare business.

(4)	Includes mortgage, life, casualty clash and other.

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned reflect changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned in the 2013 periods included $15.2 million related to the other specialty reinsurance transaction noted above.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current year	54.6%	60.6%	56.2%	58.9%
Prior period reserve development	(16.3)%	(13.8)%	(16.7)%	(17.2)%
Loss ratio	38.3%	46.8%	39.5%	41.7%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 6.0 points lower in the 2013 third quarter compared to the 2012 third quarter and 2.7 points lower for the nine months ended September 30, 2013 than in the 2012 period. The 2013 third quarter loss ratio reflected 2.2 points related to current year catastrophic activity, compared to 4.6 points of catastrophic activity in the 2012 third quarter. The loss ratio for the nine months ended September 30, 2013 reflected 5.2 points of catastrophic activity, compared to 4.8 points for the 2012 period. The current year loss ratio for the 2013 periods also reflect changes in the mix of business earned including a higher contribution from mortgage business when compared to the 2012 periods.

Prior Period Reserve Development.

2013 third quarter: The reinsurance segment’s net favorable development of $51.4 million, or 16.3 points, consisted of $29.0 million from short-tailed lines, $21.5 million from long-tailed lines and $0.9 million from medium-tailed lines. Favorable development in short-tailed lines included $23.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this amount was favorable development from the 2005 to 2012 named catastrophic events of $8.4 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2008 underwriting years based on varying levels of reported and paid claims activity.

2012 third quarter: The reinsurance segment’s net favorable development of $40.2 million, or 13.8 points, consisted of $23.8 million from short-tailed lines and $16.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $16.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Net favorable development of $16.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $11.5 million, primarily from the 2003 to 2006 underwriting years, and $4.5 million in marine and aviation reserves, spread across various underwriting years.

Nine Months Ended September 30, 2013: The reinsurance segment’s net favorable development of $154.3 million, or 16.7 points, consisted of $87.0 million of net favorable development in short-tailed lines, $57.8 million from long-tailed lines and $9.5 million from medium-tailed lines. Favorable development in short-tailed lines included $92.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2012 underwriting years. Contained within this amount was favorable development from the 2005 to 2012 named catastrophic events of $27.6 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Such amounts were partially offset by an increase in estimates for U.S. crop hail losses of $8.6 million. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2008 underwriting years based on varying levels of reported and paid claims activity, while favorable development in medium-tailed lines was across most underwriting years.

Nine Months Ended September 30, 2012: The reinsurance segment’s net favorable development of $139.6 million, or 17.2 points, consisted of $83.9 million from short-tailed lines and $55.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $63.7 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Net favorable development of $55.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $42.1 million, primarily from the 2003 to 2006 underwriting years, and $13.0 million in marine and aviation reserves, spread across various underwriting years.

Underwriting Expenses.

2013 third quarter versus 2012: The underwriting expense ratio for the reinsurance segment was 31.3% in the 2013 third quarter, compared to 28.5% in the 2012 third quarter. The acquisition expense ratio for the 2013 third quarter was 20.4%, compared to 18.6% for the 2012 third quarter. The comparison of the 2013 third quarter and 2012 third quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The operating expense ratio for the 2013 third quarter was 10.9%, compared to 9.9% in the 2012 third quarter. The 2013 third quarter operating expense ratio reflected an increase in aggregate expenses due, in part, to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefit of a higher level of net premiums earned.

Nine Months Ended September 30, 2013 versus 2012: The reinsurance segment’s underwriting expense ratio was 30.4% for the 2013 period, compared to 29.1% for the 2012 period. The acquisition expense ratio was 19.4% for the 2013 period, compared to 18.7% for the 2012 period. The other operating expense ratio was 11.0% for the 2013 period, compared to 10.4% for the 2012 period. The operating expense ratio for the 2013 period reflected a higher level of aggregate expenses than in the 2012 period due, in part, to selected expansion of the reinsurance segment's operating platform and increased share based compensation costs, partially offset by the benefit of a higher level of net premiums earned.

Other Income or Expense Items

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturities	$62,447	$68,202	$186,457	$211,942
Term loan investments (1)	5,296	4,876	15,539	10,732
Equity securities	2,241	2,009	6,828	6,098
Short-term investments	417	485	1,173	1,617
Other (2)	3,753	3,795	14,786	9,968
Gross investment income	74,154	79,367	224,783	240,357
Investment expenses (3)	(8,071)	(6,146)	(24,659)	(19,231)
Net investment income	$66,083	73,221	$200,124	221,126
_________________________________________________

(1)	Included in “investments accounted for using the fair value option” on the consolidated balance sheets.

(2)	Amounts include dividends on investment funds and other items.

(3)
Investment expenses were approximately 0.25% of average invested assets for the 2013 third quarter, compared to 0.21% for the 2012 third quarter, and 0.27% for the nine months ended September 30, 2013, compared to 0.22% for the 2012 period.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.08% for the 2013 third quarter, compared to 2.20% for the 2013 first quarter and 2.45% for the 2012 third quarter. The pre-tax investment income yield was 2.16% for the nine months ended September 30, 2013, compared to 2.51% for the 2012 period. The lower yields in the 2013 periods compared to the 2012 periods reflect the effects of lower reinvestment yields, higher investment expenses and the impact of inflation adjustments on U.S. Treasury Inflation-Protected Securities. In addition, the decline in the 2013 periods also reflects our investment strategy which puts a priority on total return. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Aeolus LP and Gulf Reinsurance Limited (joint venture) using the equity method on a three month lag basis based on the availability of their financial statements. We recorded income of $0.6 million on such investments in the 2013 third quarter, compared to a loss of $0.5 million in the 2012 third quarter, and income of $2.7 million for the nine months ended September 30, 2013, compared to a loss of $7.9 million for the 2012 period. The amounts recorded for the 2013 periods primarily related to Gulf Reinsurance Limited. while the amount recorded in the nine months ended September 30, 2012 was primarily related to Aeolus LP, which is in runoff. The carrying value of our investment in Aeolus LP at September 30, 2013 was $2.3 million.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $5.7 million of equity in net income related to investment funds accounted for using the equity method in the 2013 third quarter, compared to $24.3 million for the 2012 third quarter, and $30.4 million for the nine months ended September 30, 2013, compared to $56.9 million for the 2012 period. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $226.6 million at September 30, 2013, compared to $307.1 million at December 31, 2012. The lower level of investment funds accounted for using the equity method at September 30, 2013 and related income for the 2013 periods primarily resulted from the redemption of one investment during the period.

Net Realized Gains or Losses. We recorded net realized losses of $6.0 million for the 2013 third quarter, compared to net realized gains of $60.4 million for the 2012 third quarter, and net realized gains of $65.0 million for the nine months ended September 30, 2013, compared to net realized gains of $139.4 million for the 2012 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. We recorded $0.7 million of credit related impairments in earnings for the 2013 third quarter, compared to $2.4 million for the 2012 third quarter, and $3.7 million for the nine months ended September 30, 2013, compared to $5.4 million for the 2012 period. The OTTI recorded for the nine months ended September 30, 2013 were primarily on equity securities following a review of available positive and negative evidence. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $7.9 million for the 2013 third quarter, compared to $9.0 million for the 2012 third quarter, and $32.2 million for the nine months ended September 30, 2013, compared to $28.0 million for the 2012 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses for the nine months ended September 30, 2013 reflected a higher level of compensation and acquisition-related costs than in the 2012 period.

Net Foreign Exchange Gains or Losses. Net foreign exchange losses for the 2013 third quarter were $40.6 million (net unrealized losses of $39.4 million and net realized losses of $1.1 million), compared to net foreign exchange losses for the 2012 third quarter of $17.0 million (net unrealized losses of $17.1 million and net realized gains of $0.2 million). Net foreign exchange losses for the nine months ended September 30, 2013 were $2.5 million (net unrealized gains of $8.1 million and net realized losses of $10.6 million), compared to net foreign exchange losses for the 2012 period of $6.0 million (net unrealized losses of $4.9 million and net realized losses of $1.0 million). Net unrealized foreign exchange gains or losses result from the effects of revaluing the Company's net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the consolidated statements of income. The Company has not matched a portion of its projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase the Company's exposure to foreign currency fluctuations and increase the volatility of the Company's shareholders' equity.

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

The following table summarizes our invested assets:

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Fixed maturities available for sale, at fair value	$9,688,345	72.9	$9,839,988	75.4
Fixed maturities, at fair value (1)	367,152	2.8	363,541	2.8
Fixed maturities pledged under securities lending agreements, at fair value (2)	47,515	0.4	42,600	0.3
Total fixed maturities	10,103,012	76.1	10,246,129	78.5
Short-term investments available for sale, at fair value	993,375	7.5	722,121	5.5
Short-term investments pledged under securities lending agreements, at fair value (2)	846	—	8,248	0.1
Cash	436,141	3.3	371,041	2.8
Equity securities available for sale, at fair value	452,195	3.4	312,749	2.4
Equity securities, at fair value (1)	—	—	25,954	0.2
Other investments available for sale, at fair value	528,938	4.0	549,280	4.2
Other investments, at fair value (1)	772,573	5.8	527,971	4.0
Investments accounted for using the equity method (3)	226,644	1.7	307,105	2.4
Total cash and investments	13,513,724	101.7	13,070,598	100.2
Securities sold but not yet purchased (4)	—	—	(6,924)	(0.1)
Securities transactions entered into but not settled at the balance sheet date	(231,164)	(1.7)	(18,540)	(0.1)
Total investable assets	$13,282,560	100.0	$13,045,134	100.0
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

At September 30, 2013, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA-/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.41%. At December 31, 2012, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.60%. Our investment portfolio had an average effective duration of 2.83 years at September 30, 2013, compared to 3.06 years at

December 31, 2012. At September 30, 2013, approximately $8.43 billion, or 63.4%, of our total investments and cash was internally managed, compared to $8.35 billion, or 64.0%, at December 31, 2012.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements ("Fixed Maturities") by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
September 30, 2013
Corporate bonds	$2,742,328	$37,646	$(46,263)	$2,750,945
Mortgage backed securities	1,499,403	17,831	(36,567)	1,518,139
Municipal bonds	1,531,324	36,907	(9,079)	1,503,496
Commercial mortgage backed securities	783,718	13,690	(11,322)	781,350
U.S. government and government agencies	1,121,898	11,336	(4,299)	1,114,861
Non-U.S. government securities	1,225,100	16,401	(15,789)	1,224,488
Asset backed securities	1,199,241	19,442	(12,221)	1,192,020
Total	$10,103,012	$153,253	$(135,540)	$10,085,299

December 31, 2012
Corporate bonds	$3,132,645	$105,798	$(6,710)	$3,033,557
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605
Non-U.S. government securities	1,087,310	33,701	(8,860)	1,062,469
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309
Total	$10,246,129	$309,850	$(35,876)	$9,972,155

The following table provides the credit quality distribution of our Fixed Maturities:

	September 30, 2013		December 31, 2012
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,418,555	23.9	$2,523,212	24.6
AAA	3,137,464	31.1	3,413,431	33.3
AA	2,071,761	20.5	1,563,846	15.3
A	1,341,236	13.3	1,501,156	14.7
BBB	387,243	3.8	538,140	5.3
BB	162,520	1.6	174,527	1.7
B	189,379	1.9	220,772	2.2
Lower than B	245,777	2.4	175,866	1.7
Not rated	149,077	1.5	135,179	1.2
Total	$10,103,012	100.0	$10,246,129	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At September 30, 2013, below-investment grade securities comprised approximately 7.4% of our Fixed Maturities, compared to 6.9% at December 31, 2012. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At September 30, 2013, corporate bonds represented 61% of the total below investment grade securities at fair value, mortgage backed securities represented 33% of the total and 6% were in other classes. At December 31, 2012, corporate bonds represented 32% of the total below investment grade securities at fair value, mortgage backed securities represented 49% of the total and 19% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	September 30, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$4,399,920	$(112,355)	82.9	$2,113,835	$(28,439)	79.3
10-20%	106,514	(17,635)	13.0	43,871	(6,363)	17.7
20-30%	10,823	(3,128)	2.3	3,086	(1,074)	3.0
30-40%	5,308	(2,422)	1.8	—	—	—
Total	$4,522,565	$(135,540)	100.0	$2,160,792	$(35,876)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	September 30, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$190,067	$(6,877)	5.1	$87,223	$(2,513)	7.0
10-20%	7,944	(1,152)	0.8	9,107	(1,529)	4.3
20-30%	3,245	(1,011)	0.7	—	—	—
30-80%	674	(372)	0.3	—	—	—
Total	$201,930	$(9,412)	6.9	$96,330	$(4,042)	11.3

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2013, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
General Electric Co.	$62,884	AA+/Aa1
Apple Inc.	57,023	AA+/A1
Royal Dutch Shell PLC	53,768	AA/Aa1
Crown Castle Int'l Corp.	35,092	NR/A2
Caterpillar Inc.	35,040	A/A2
Merck & Co Inc.	33,668	AA/A2
Wal-Mart Stores Inc.	31,363	AA/Aa2
United Parcel Service Inc.	31,267	A+/Aa3
Bank of New York Mellon Corp.	31,133	A+/Aa3
Anheuser-Busch Inbev NV	30,186	A/A3
Total	$401,424
_________________________________________________

(1)	Ratings as assigned by S&P/Moody’s.

At September 30, 2013, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was $185.0 million, or 1.4% of our total investable assets. These securities had average credit quality ratings from S&P/Moody’s of “AA+/Aa2” with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. The average ratings with and without the insurance enhancement are substantially the same at September 30, 2013. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee ($98.3 million), Assured Guaranty Ltd. ($65.6 million) and the Texas Permanent School Fund ($21.2 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at September 30, 2013.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At September 30, 2013, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $1.50 billion, or 11.3% of total investable assets, compared to $1.53 billion, or 11.7%, at December 31, 2012.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At September 30, 2013, CMBS constituted approximately $783.7 million, or 5.9% of total investable assets, compared to $824.2 million, or 6.3%, at December 31, 2012. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

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

The following table provides information on our MBS and CMBS at September 30, 2013, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003	$1,738	AA-	$1,842	106.0%	0.0%
	2004	6,029	BB	5,739	95.2%	0.0%
	2005	47,397	CCC+	49,306	104.0%	0.4%
	2006	70,772	CCC+	73,255	103.5%	0.6%
	2007	72,458	C+	76,823	106.0%	0.6%
	2008	5,368	CC+	5,621	104.7%	0.0%
	2009	1,608	AA-	1,646	102.4%	0.0%
	2010	12,986	AA-	12,996	100.1%	0.1%
	2012	45,748	AA+	45,549	99.6%	0.3%
	2013	111,904	AAA	106,279	95.0%	0.8%
Total non-agency MBS		$376,008	BB+	$379,056	100.8%	2.9%

Non-agency CMBS:	2004	677	AAA	627	92.6%	0.0%
	2005	29,844	AAA	29,636	99.3%	0.2%
	2006	18,148	AA+	18,116	99.8%	0.1%
	2007	26,310	A-	27,689	105.2%	0.2%
	2008	279	AA+	274	98.2%	0.0%
	2009	237	AAA	221	93.2%	0.0%
	2010	112,592	AAA	116,885	103.8%	0.9%
	2011	128,417	AAA	134,245	104.5%	1.0%
	2012	130,033	AA+	128,399	98.7%	1.0%
	2013	154,595	AAA	151,316	97.9%	1.1%
Total non-agency CMBS		$601,132	AA+	$607,408	101.0%	4.6%

	Non-Agency MBS		Non-Agency
Additional Statistics:	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	89	65	32
Weighted average life (months) (2)	19	53	48
Weighted average loan-to-value % (3)	69.6%	67.1%	59.9%
Total delinquencies (4)	21.0%	15.3%	1.2%
Current credit support % (5)	54.9%	7.6%	31.4%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at September 30, 2013. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 25% to 117% on MBS and 7% to 103% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at September 30, 2013:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets
Sector:
Equipment	$308,909	AA-	7%	$303,771	98.3%	2.3%
Credit cards	325,870	AAA	18%	328,941	100.9%	2.5%
Loans	209,007	AA+	48%	209,550	100.3%	1.6%
Autos	145,854	AAA	29%	144,986	99.4%	1.1%
Rate reduction bonds	71,525	AAA	5%	73,209	102.4%	0.6%
Home equity	43,797	BBB	22%	50,853	116.1%	0.4%
Commodities	23,000	AA+	6%	23,310	101.3%	0.2%
U.K. securitized	16,743	AAA	19%	17,192	102.7%	0.1%
Other	47,315	AA		47,429	100.2%	0.4%
Total ABS (1)	$1,192,020	AA+		$1,199,241	100.6%	9.0%
_________________________________________________

(1)	The effective duration of the total ABS was 1.9 years at September 30, 2013.

At September 30, 2013, our fixed income portfolio included $49.3 million par value in sub-prime securities with a fair value of $27.2 million and average credit quality ratings from S&P/Moody’s of “B/Caa1.” At December 31, 2012, our fixed income portfolio included $66.9 million par value in sub-prime securities with a fair value of $42.1 million and average credit quality ratings from S&P/Moody’s of “A-/B2.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $6.4 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CC/Caa3” at September 30, 2013, compared to $5.4 million and “CCC-/Caa3” at December 31, 2012.

The following table provides information on the fair value of our Eurozone investments at September 30, 2013:

	Sovereign (2)	Financial Corporates	Other Corporates	Covered Bonds (3)	Bank Loans (4)	Equities and Other	Total
Country (1)
Germany	$83,090	$—	$4,295	$10,075	$4,864	$7,973	$110,297
Finland	101,733	—	—	—	—	—	101,733
Netherlands	1,884	463	81,026	—	5,533	6,750	95,656
Belgium	34,291	—	203	—	—	—	34,494
Supranational (5)	27,023	—	—	—	—	—	27,023
Luxembourg	—	—	17,702	—	6,240	372	24,314
France	—	4,973	7,261	—	4,494	4,538	21,266
Austria	10,464	3,450	440	—	—	—	14,354
Ireland	1,625	657	5,601	—	—	1,290	9,173
Spain	—	—	—	559	1,934	—	2,493
Italy	—	—	—	—	1,850	—	1,850
Cyprus	$—	$—	$339	$—	$—	$—	$339
Total	$260,110	$9,543	$116,867	$10,634	$24,915	$20,923	$442,992
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at September 30, 2013.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)	Included in "investments accounted for using the fair value option".

(5)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At September 30, 2013, our equity portfolio included $452.2 million of equity securities, compared to $331.8 million at December 31, 2012, net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the consumer staples, real estate and natural resources sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	September 30, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$137,640	$(4,808)	64.8	$114,670	$(4,704)	38.3
10-20%	12,828	(2,131)	28.7	22,851	(3,612)	29.4
20-30%	622	(206)	2.8	6,205	(1,973)	16.1
30-40%	490	(274)	3.7	1,953	(981)	8.0
40-50%	—	—	—	1,027	(829)	6.7
50-80%	—	—	—	148	(191)	1.5
Total	$151,580	$(7,419)	100.0	$146,854	$(12,290)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. Substantially all of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at September 30, 2013. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at September 30, 2013.

The following table summarizes our other investments:

	September 30, 2013	December 31, 2012
Available for sale:
Asian and emerging markets	$357,069	$316,860
Investment grade fixed income	164,768	220,410
Other	7,101	12,010
Total available for sale	528,938	549,280
Fair value option:
Term loan investments (par value: $487,083 and $307,016)	496,477	308,596
Asian and emerging markets	19,705	24,035
Investment grade fixed income	75,328	67,624
Non-investment grade fixed income	9,408	11,093
Other (1)	171,655	116,623
Total fair value option	$772,573	$527,971
Total	$1,301,511	$1,077,251
________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

Certain of our other investments are in investment funds for which we have the option to redeem at agreed upon values as described in each investment fund's subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact our ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If our investment is eligible to be redeemed, the time to redeem such investment can take weeks or months following the notification.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 segregated by level in the fair value hierarchy.

Premiums Receivable and Reinsurance Recoverables

At September 30, 2013, 81.0% of premiums receivable of $850.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 4.0% of the total. At December 31, 2012, 69.6% of premiums receivable of $688.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.7% of the total. Approximately 28.1% of the $49.3 million of paid losses and loss adjustment expenses recoverable at September 30, 2013 were more than 90 days overdue, while 18.9% of the $41.0 million of paid losses and loss adjustment expenses recoverable at December 31, 2012 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $11.9 million at September 30, 2013, compared to $12.0 million at December 31, 2012.

At September 30, 2013, approximately 86.6% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.3% of our total shareholders’ equity. At December 31, 2012, approximately 87.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.7% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Premiums Written
Direct	$681,772	$677,516	$2,113,548	$2,082,991
Assumed	355,214	259,248	1,127,875	972,242
Ceded	(197,851)	(181,515)	(638,977)	(616,140)
Net	$839,135	$755,249	$2,602,446	$2,439,093

Premiums Earned
Direct	$673,199	$658,256	$1,977,421	$1,905,608
Assumed	328,720	294,089	935,059	844,625
Ceded	(206,919)	(203,654)	(605,894)	(594,574)
Net	$795,000	$748,691	$2,306,586	$2,155,659

Losses and Loss Adjustment Expenses
Direct	$409,623	$383,436	$1,177,156	$1,123,268
Assumed	106,620	126,558	330,151	339,342
Ceded	(89,198)	(66,123)	(262,206)	(223,839)
Net	$427,045	$443,871	$1,245,101	$1,238,771

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

At September 30, 2013 and December 31, 2012, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2013	December 31, 2012
Insurance:
Case reserves	$1,447,816	$1,438,575
IBNR reserves	3,007,721	2,979,344
Total net reserves	$4,455,537	$4,417,919

Reinsurance:
Case reserves	$732,952	$781,894
Additional case reserves	131,049	195,033
IBNR reserves	1,753,264	1,709,376
Total net reserves	$2,617,265	$2,686,303

Total:
Case reserves	$2,180,768	$2,220,469
Additional case reserves	131,049	195,033
IBNR reserves	4,760,985	4,688,720
Total net reserves	$7,072,802	$7,104,222

At September 30, 2013 and December 31, 2012, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2013	December 31, 2012
Executive assurance	$790,847	$772,768
Casualty	673,702	663,703
Programs	630,826	592,235
Professional liability	591,906	598,638
Property, energy, marine and aviation	529,511	613,176
Construction	445,540	430,170
National accounts	231,747	207,551
Healthcare	128,587	135,227
Surety	91,042	95,139
Travel and accident	34,542	36,568
Lenders products	32,685	28,606
Other (1)	274,602	244,138
Total net reserves	$4,455,537	$4,417,919
_________________________________________________

(1)	Includes alternative markets, contract binding, accident and health and excess workers' compensation business.

At September 30, 2013 and December 31, 2012, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2013	December 31, 2012
Casualty	$1,543,500	$1,570,165
Other specialty	377,496	288,797
Property excluding property catastrophe	262,937	323,727
Property catastrophe	201,011	277,817
Marine and aviation	168,056	169,190
Other	64,265	56,607
Total net reserves	$2,617,265	$2,686,303

Shareholders’ Equity

Our shareholders’ equity was $5.44 billion at September 30, 2013, compared to $5.17 billion at December 31, 2012. The increase in 2013 was primarily attributable to underwriting returns, partially offset by the impact of unrealized losses on our investment portfolio during 2013.

Book Value per Common Share

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	September 30, 2013	December 31, 2012
Calculation of book value per common share:
Total shareholders’ equity	$5,443,285	$5,168,878
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity	$5,118,285	$4,843,878
Common shares outstanding (1)	133,480,323	133,842,613
Book value per common share	$38.34	$36.19
_________________________________________________

(1)	Excludes the effects of 8,493,395 and 8,221,444 stock options and 459,009 and 480,406 restricted stock units outstanding at September 30, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $1.9 million at September 30, 2013, compared to $14.7 million at December 31, 2012. For the nine months ended September 30, 2013, ACGL received dividends of $94.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its prev ious year's statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement ("ECR") which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2012, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.32 billion and statutory capital and surplus of $5.01 billion, which amounts were in compliance with Arch Re Bermuda's ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.16 billion to ACGL during the remainder of 2013 without providing an affidavit to the BMA, as discussed above. In addition, under BMA guidelines that became effective on January 1, 2013, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2012.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2013 and December 31, 2012, such amounts approximated $5.32 billion and $5.47 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2013	2012
Total cash provided by (used for):
Operating activities	$627,048	$731,951
Investing activities	(485,672)	(493,141)
Financing activities	(71,503)	(173,468)
Effects of exchange rate changes on foreign currency cash	(4,773)	5,399
Increase in cash	$65,100	$70,741

•
Cash provided by operating activities for the nine months ended September 30, 2013 was lower than in the 2012 period. The decrease in operating cash flows primarily resulted from higher paid losses for the nine months ended September 30, 2013, including outflows on named catastrophic events and the maturation of our reserves, partially offset by an increase in premium receipts. Cash flows for the nine months ended September 30, 2013 also included an income distribution from an investment fund accounted for using the equity method upon the redemption of such investment.

•
Cash used for investing activities for the nine months ended September 30, 2013 was lower than in the 2012 period. Activity for the nine months ended September 30, 2013 reflected a lower level of net purchases of fixed maturity investments, partially offset by a higher level of net purchases of equity securities and other investments than in the 2012 period.

•
Cash used for financing activities for the nine months ended September 30, 2013 was lower than in the 2012 period. The 2012 period reflected the repayment of $124.6 million of TALF borrowings. Activity for the nine months ended September 30, 2013 reflected $57.8 million of share repurchases under our share repurchase program while the 2012 period did not include any repurchase activity. In addition, the 2012 period reflected the issuance and repurchase of preferred shares.

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

On a consolidated basis, our aggregate investable assets totaled $13.28 billion at September 30, 2013, compared to $13.05 billion at December 31, 2012. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $815.3 million at September 30, 2013.

Various rating agencies have announced the possibility of future downgrades of the United States’ credit rating, depending on spending levels, interest rates, fiscal pressures that result in a higher general government debt trajectory and other factors. In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of September 30, 2013 included $1.12 billion of obligations of the U.S. government and government agencies at fair value and $1.53 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2012 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

On June 20, 2013, the Arizona receivership court provided the required approval of the acquisition. The transaction is also subject to approvals of the applicable regulators and approvals by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation of Arch U.S. MI as an eligible insurance carrier in the U.S. mortgage insurance marketplace, as well as the satisfaction of customary closing conditions. In connection with obtaining such consents of regulatory authorities and government-sponsored entities, it is anticipated that Arch U.S. MI or its affiliates will be required to make certain financial commitments to CMG MI, the form and amount of which will be determined based upon discussions with such authorities and entities. Arch U.S. MI's obligation to the sellers to accept financial requirements imposed by regulatory authorities and government-sponsored entities will be determined on the basis of, among other things, the appropriateness of such requirements in light of Arch U.S. MI's business plan and the consistency of such requirements with those imposed on other active participants in the U.S. mortgage insurance industry, as described in the purchase agreements. If these approvals are obtained, it is expected the transaction will close during the 2013 fourth quarter or early 2014.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through September 30, 2013, ACGL has repurchased 109.9 million common shares for an aggregate purchase price of $2.79 billion. At September 30, 2013, $712.1 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In August 2011, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company, our U.S.-based reinsurer, and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $113.8 million, which are available on a limited basis and for limited purposes. Refer to note 4, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

At September 30, 2013, ACGL’s capital of $5.84 billion consisted of $300.0 million of senior notes, representing 5.1% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.7% of the total, $325.0 million of preferred shares, representing 5.6% of the total, and common shareholders’ equity of $5.12 billion, representing the balance. At December 31, 2012, ACGL’s capital of $5.57 billion consisted of $300.0 million of senior notes, representing 5.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.8% of the total, $325.0 million of preferred shares, representing 5.8% of the total, and common shareholders’ equity of $4.84 billion, representing the balance. The increase in capital during 2013 was primarily attributable to positive underwriting and investment returns.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2013. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at September 30, 2013 that affect the quantitative and qualitative disclosures presented in our 2012 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
September 30, 2013
Total fair value	$12,563.7	$12,400.9	$12,229.5	$12,057.8	$11,887.5
Change from base	2.73%	1.40%	—	(1.40)%	(2.80)%
Change in unrealized value	$334.2	$171.4	$—	$(171.7)	$(342.0)

December 31, 2012
Total fair value	$12,463.4	$12,303.5	$12,121.9	$11,937.4	$11,751.6
Change from base	2.82%	1.50%	—	(1.52)%	(3.05)%
Change in unrealized value	$341.5	$181.6	$—	$(184.5)	$(370.3)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
September 30, 2013
Total fair value	$12,441.0	$12,349.0	$12,229.5	$12,119.5	$12,009.5
Change from base	1.73%	0.98%	—	(0.90)%	(1.80)%
Change in unrealized value	$211.5	$119.5	$—	$(110.0)	$(220.0)

December 31, 2012
Total fair value	$12,337.5	$12,242.7	$12,121.9	$12,008.8	$11,894.8
Change from base	1.78%	1.00%	—	(0.93)%	(1.87)%
Change in unrealized value	$215.6	$120.8	$—	$(113.1)	$(227.1)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2013, our portfolio’s VaR was estimated to be 3.90%, compared to an estimated 2.75% at December 31, 2012.

Certain Other Investments and Equity Securities. Our investment portfolio includes certain other investments which do not invest in fixed income securities along with equity holdings. At September 30, 2013 and December 31, 2012, the fair value of such investments totaled $617.4 million and $563.7 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $61.7 million and $56.4 million at September 30, 2013 and December 31, 2012, respectively, and would have decreased book value per common share by approximately $0.46 and $0.42, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $61.7 million and $56.4 million at September 30, 2013 and December 31, 2012, respectively, and would have increased book value per common share by approximately $0.46 and $0.42, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At September 30, 2013, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $822.9 million, compared to $390.7 million at December 31, 2012. A 100 basis point depreciation of the underlying exposure to these derivative instruments at September 30, 2013 and December 31, 2012 would have resulted in a reduction in net income of approximately $8.2 million and $3.9 million, respectively, and would have decreased book value per common share by $0.06 and $0.03, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at September 30, 2013 and December 31, 2012 would have resulted in an increase in net income of approximately $8.2 million and $3.9 million, respectively, and would have increased book value per common share by $0.06 and $0.03, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2013	December 31, 2012
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$74,133	$146,227
Shareholders’ equity denominated in foreign currencies (1)	375,166	290,310
Net foreign currency forward contracts outstanding (2)	(65,962)	(76,517)
Net exposures denominated in foreign currencies	$383,337	$360,020

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(38,334)	$(36,002)
Book value per common share	$(0.29)	$(0.27)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$38,334	$36,002
Book value per common share	$0.29	$0.27
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2013;

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

Other Financial Information

The consolidated financial statements as of September 30, 2013 and for the three month and nine month periods ended September 30, 2013 and 2012 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 8, 2013) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2013, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2013 third quarter:

(U.S. dollars in thousands, except share data)	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
7/1/2013 - 7/31/2013	34,428	$51.24	26,300	$712,115
8/1/2013 - 8/31/2013	5,098	53.82	—	$712,115
9/1/2013 - 9/30/2013	1,988	53.84	—	$712,115
Total	41,514	$51.68	26,300	$712,115
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

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2013 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

Item 6.  Exhibits

Exhibit No.	Description

10.1
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo for May 9, 2013 grants

10.2
Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, David McElroy and Louis T. Petrillo for May 9, 2013 grants

10.3	Restricted Share Unit Agreement, dated as of May 9, 2013, between Arch Capital Group Ltd. and David McElroy
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.**

_________________________________________________
* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 5, 2013, and incorporated by reference.
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

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 8, 2013	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: November 8, 2013	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo for May 9, 2013 grants

10.2
Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, David McElroy and Louis T. Petrillo for May 9, 2013 grants

10.3	Restricted Share Unit Agreement, dated as of May 9, 2013, between Arch Capital Group Ltd. and David McElroy
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.**

_________________________________________________
* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 5, 2013, and incorporated by reference.
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