Form 10-K
period 2013-12-31
ARCH CAPITAL GROUP LTD.
filed 2014-03-03
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File No. 0-26456

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road
Pembroke HM 08, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0033 par value per share 6.75% Non-Cumulative Preferred Shares, Series C, $0.01 par value per share	NASDAQ Stock Market (Common Shares) New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6.62 billion.

As of February 24, 2014, there were 133,805,667 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2014.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2013;

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

•
statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and

•
the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in Arch Capital Group Ltd.’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

PART I
ITEM 1. BUSINESS
As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of Arch Capital Group Ltd. (“ACGL”) and its subsidiaries. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted. We refer you to Item 1A “Risk Factors” for a discussion of risk factors relating to our business.
OUR COMPANY
General
Arch Capital Group Ltd. is a Bermuda public limited liability company with $6.55 billion in capital at December 31, 2013 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2013, we wrote $3.35 billion of net premiums and reported net income available to common shareholders of $687.8 million. Book value per common share was $39.82 at December 31, 2013, compared to $36.19 per share at December 31, 2012.
ACGL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Waterloo House, Ground Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda (telephone number: (441) 278-9250). ACGL makes available free of charge through its website, located at www.archcapgroup.bm, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy any materials ACGL files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as ACGL) and the address of that site is www.sec.gov.
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
Prior to the 2001 underwriting initiative, our insurance underwriting platform consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”) and Arch Specialty Insurance Company (“Arch Specialty”). We established Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”), our United Kingdom-based subsidiary, in 2004, and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In January 2013, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company, commenced operations and replaced the Canada branch of Arch Insurance. In 2009, we established a managing agent and syndicate at Lloyd’s of London (“Lloyd’s”). Our Lloyd’s syndicate 2012 (“Arch Syndicate 2012”) commenced underwriting in 2009. See “Operations—Insurance Operations” for further details on our insurance operations.
Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in November 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. We formed Arch Reinsurance Europe Underwriting Limited (“Arch Re Europe”), our Ireland-based reinsurance company, in 2008. In 2011, we formed Arch Mortgage Insurance Limited (“Arch MI Europe”), which is authorized to underwrite mortgage insurance from its base in Ireland, and launched treaty operations in Canada. We completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. (“Ariel Re”) based in Zurich, Switzerland in April 2012. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
On January 30, 2014, our U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company from its current owners, PMI Mortgage Insurance Co. (“PMI”), which has been in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company (“CUNA Mutual”). We also acquired PMI’s mortgage insurance platform and related assets from PMI. In connection with the closing of the transactions, PMI and Arch Re Bermuda entered into a quota share reinsurance agreement pursuant to which Arch Re Bermuda agreed to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that are not in default as of an agreed upon effective date. Other than this quota share, no PMI legacy exposures were assumed in the transaction. At closing, we paid aggregate consideration of $253.0 million. Additional amounts may be paid based on the actual results of CMG Mortgage Insurance Company's pre-closing portfolio over an agreed upon period. In addition, we entered into a services agreement with PMI to provide certain necessary operational services to administer the run-off of PMI's legacy business at the direction of PMI.
CMG Mortgage Insurance Company has been renamed “Arch Mortgage Insurance Company” (“Arch MI U.S.”) subject to receipt of applicable state approvals. As part of the transaction, Arch MI U.S. has been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac (each a “GSE”), subject to maintaining certain ongoing requirements. Prior to the acquisition, CMG Mortgage Insurance Company had been a GSE-approved mortgage insurance company limited only to credit union customers. The completion of the transaction enables us to enter the U.S. mortgage insurance marketplace immediately and allows us to serve all lenders nationwide, including Arch MI U.S.’s existing credit union customers. The acquisition provides us with mortgage insurance licenses across the United States and a comprehensive mortgage insurance operating platform. Arch MI U.S. is rated “BBB+” with a stable outlook by Standard & Poor’s Rating Services (“S&P”). In addition, we entered into a distribution agreement with CUNA Mutual and a reinsurance agreement with an affiliate of CUNA Mutual. These arrangements with CUNA Mutual will provide Arch MI U.S.’s existing customer base with a seamless transition and also will enable us to provide uninterrupted access and services to the credit union marketplace.
The growth of our insurance and reinsurance platforms was supported through the net proceeds of: (1) an equity capital infusion of $763 million led by funds affiliated with Warburg Pincus LLC and Hellman & Friedman LLC in late 2001; (2) a public offering of 7.5 million of our common shares with net proceeds of $179 million in April 2002; (3) the exercise of class A warrants by our principal shareholders and other investors in September 2002, which provided net proceeds of $74 million; (4) a March 2004 public offering of 4.7 million of our common shares with net proceeds of $179 million; (5) a May 2004 public offering of $300 million principal amount of our 7.35% senior notes due May 2034; (6) a February 2006 public offering of $200 million of our 8.00% series A non-cumulative preferred shares; (7) a May 2006 public offering of $125 million of our 7.875% series B non-cumulative preferred shares; (8) an April 2012 public offering of $325 million of our 6.75% series C non-cumulative preferred shares which was used to redeem all series A and series B preferred shares; and (9) a December 2013 public offering of $500 million principal amount of 5.144% senior notes due November 1, 2043 by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly owned subsidiary of ACGL, and fully and unconditionally guaranteed by ACGL.
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions. Since the inception of the share repurchase program in February 2007 through December 31, 2013, ACGL has repurchased 109.9 million common shares for an aggregate purchase price of $2.79 billion. At December 31, 2013, the total remaining authorization under the share repurchase program was $712.1 million.
Operations
For the periods presented, we classified our businesses into two underwriting segments, insurance and reinsurance. For an analysis of our underwriting results by segment, see note 3, “Segment Information,” of the notes accompanying our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Our Insurance Operations
Our insurance operations are conducted in Bermuda, the United States, Europe, Canada, Australia and South Africa. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda. In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity Insurance Company (“Arch Indemnity”). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Insurance operated a branch office in Canada through January 1, 2013, at which point its operations were assumed by Arch Insurance Canada. Arch Insurance Canada is a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state. Arch Indemnity is an admitted insurer in 49 states and the District of Columbia. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an admitted insurer in one state. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) is in Jersey City, New Jersey. The insurance group has additional offices throughout the U.S., including four regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York and San Francisco, California. Arch Insurance Canada is headquartered in Toronto, Ontario with other regional offices in Canada.
Our insurance group’s European operations are conducted on two platforms: Arch Insurance Company Europe and Arch Syndicate 2012 (the U.K. insurance operations are collectively referred to as “Arch Insurance Europe”). Arch Insurance Europe conducts its operations from London. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 27 states and the District of Columbia and also has branches in Denmark, Germany, Italy and Spain. Arch Underwriting at Lloyd’s Ltd (“AUAL”) is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate 2012. Arch Syndicate 2012 has enhanced our underwriting platform by providing us with access to Lloyd’s extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, and Arch Underwriting Managers at Lloyd’s (South Africa) (Pty) Limited, based in Johannesburg, South Africa, are Lloyd’s services companies which underwrite exclusively for Arch Syndicate 2012.
As of February 24, 2014, our insurance group had approximately 1,200 employees.
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

•
Centralize Responsibility for Underwriting. Our insurance group consists of a range of product lines. The underwriting executive in charge of each product line oversees all aspects of the underwriting product development process within such product line. Our insurance group believes that centralizing the control of such product line with the respective underwriting executive allows for close management of underwriting and creates clear accountability for results. Our U.S. insurance group has four regional offices, and the executive in charge of each region is primarily responsible for all aspects of the marketing and distribution of our insurance group’s products, including the management of broker and other producer relationships in such executive’s respective region. In our non-U.S. offices, a similar philosophy is observed, with responsibility for the management of each product line residing with the senior underwriting executive in charge of such product line.

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

Our insurance group writes business on both an admitted and non-admitted basis. Our insurance group focuses on the following areas:

•	Casualty. Our insurance group’s casualty unit writes primary and excess casualty insurance coverages, including railroad and middle market energy business.

•	Construction. Our insurance group’s construction unit provides primary and excess casualty coverages to middle and large accounts in the construction industry.

•
Executive Assurance. Our insurance group’s executive assurance unit focuses on directors’ and officers’ liability insurance coverages for corporate, private equity, venture capital, real estate investment trust, limited partnership, financial institution and not-for-profit clients of all sizes. This unit also writes employment practices liability insurance, pension trust errors and omissions/fiduciary liability insurance, fidelity bonds, kidnap and ransom extortion insurance, representations and warranties insurance and various financial institution professional liability coverages.

•
Healthcare. Our insurance group’s healthcare unit provides medical professional and general liability insurance coverages for the healthcare industry, including excess professional liability programs for large, integrated hospital systems, outpatient facilities, clinics and long-term care facilities.

•
Lenders products. Our insurance group’s lenders products unit provides collateral protection, debt cancellation and service contract reimbursement products to banks, credit unions, automotive dealerships and original equipment manufacturers. The unit also underwrites other specialty programs that pertain to automotive lending and leasing.

•
National Accounts. Our insurance group’s national accounts unit provides a wide range of products for middle and large accounts and specializes in loss sensitive primary casualty insurance programs, including large deductible, self-insured retention and retrospectively rated programs.

•
Professional Liability. Our insurance group’s professional liability unit insures large law firms and accounting firms and professional programs, as well as miscellaneous professional liability, including coverages for consultants, network security, securities broker-dealers, wholesalers, captive agents and managing general agents. The professional liability unit also provides coverage for environmental and design professionals, including coverages for architectural and engineering firms and construction projects and pollution legal liability coverage for fixed sites.

•
Programs. Our insurance group’s programs unit targets program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and property business with minimal catastrophe exposure. This unit offers primarily package policies, underwriting workers’ compensation and umbrella liability business in support of desirable package programs.

•
Property, Energy, Marine and Aviation. Our insurance group’s property unit provides primary and excess general property insurance coverages, including catastrophe-exposed property coverage, for commercial clients. The property unit also provides contractors all risk, erection all risk, aviation and stand alone terrorism insurance coverage for commercial clients.

•
Surety. Our insurance group’s surety unit provides contract and commercial surety coverages, including contract bonds (payment and performance bonds) primarily for medium and large contractors and commercial surety bonds for Fortune 1,000 companies and smaller transaction business programs. The surety unit also provides specialty contract bonds for homebuilders and developers.

•
Travel and Accident. Our insurance group’s travel and accident unit provides specialty travel and accident and related insurance products for individual and group travelers, as well as travel agents and suppliers.

•
Other. Our insurance group also includes the following units: (i) alternative market risks, including captive insurance programs; (ii) contract binding, which provides property and casualty coverage through a network of appointed agents to small and medium risks where it is cost effective to use technology to access this niche market; (iii) accident and health, which provides accident, disability and medical plan insurance coverages for employer groups, medical plan members, students and other participant groups; and (iv) excess workers’ compensation, which provides excess workers’ compensation and employer’s liability insurance coverages for qualified self-insured groups, associations and trusts in a wide range of businesses.

Underwriting Philosophy. Our insurance group’s underwriting philosophy is to generate an underwriting profit (on both a gross and net basis) through prudent risk selection and proper pricing across all types of business. One key to this philosophy is the adherence to uniform underwriting standards across each product line that focuses on the following:

•	risk selection;

•	desired attachment point;

•	limits and retention management;

•	due diligence, including financial condition, claims history, management, and product, class and territorial exposure;

•	underwriting authority and appropriate approvals; and

•	collaborative decision making.
Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our insurance group:

	Year Ended December 31,
INSURANCE SEGMENT	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Programs	$419,673	22	$340,130	19	$290,378	17
Property, energy, marine and aviation	280,551	14	294,690	16	335,589	19
Professional liability	222,351	11	260,705	14	237,860	14
Executive assurance	213,727	11	250,904	14	231,405	13
Construction	161,877	8	130,201	7	120,405	7
Casualty	112,094	6	112,307	6	114,235	7
National accounts	109,233	6	80,929	4	80,973	5
Lenders products	101,576	5	99,724	5	94,301	5
Surety	64,911	3	53,271	3	42,475	2
Travel and accident	63,209	3	80,489	4	71,940	4
Healthcare	40,115	2	36,814	2	35,652	2
Other (1)	159,479	9	85,170	6	66,066	5
Total	$1,948,796	100	$1,825,334	100	$1,721,279	100

Net premiums written by client location
United States	$1,526,156	78	$1,314,577	72	$1,208,007	70
Europe	226,254	12	271,278	15	273,578	16
Asia and Pacific	95,970	5	120,492	7	119,523	7
Other	100,416	5	118,987	6	120,171	7
Total	$1,948,796	100	$1,825,334	100	$1,721,279	100

Net premiums written by underwriting location
United States	$1,478,930	76	$1,254,623	69	$1,153,834	67
Europe	389,763	20	472,132	26	463,855	27
Other	80,103	4	98,579	5	103,590	6
Total	$1,948,796	100	$1,825,334	100	$1,721,279	100
(1)    Includes alternative markets, contract binding, accident and health and excess workers’ compensation business.

Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provide for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.” For information on major brokers, see note 14, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.
Risk Management and Reinsurance. In the normal course of business, our insurance group may cede a portion of its premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its primary obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our principal insurance subsidiaries, with oversight by a group-wide reinsurance steering committee (“RSC”), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. The RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies’ reports and also monitors reinsurance recoverables and collateral with unauthorized reinsurers. The financial analysis includes ongoing qualitative and quantitative assessments of reinsurers, including a review of the financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy of each reinsurer. Our insurance group will continue to evaluate its reinsurance requirements. See note 4, “Reinsurance,” of the notes accompanying our consolidated financial statements.
For catastrophe-exposed insurance business, our insurance group seeks to limit the amount of exposure to catastrophic losses it assumes through a combination of managing aggregate limits, underwriting guidelines and reinsurance. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Claims Management. Our insurance group’s claims management function is performed by claims professionals, as well as experienced external claims managers (third party administrators), where appropriate. In addition to investigating, evaluating and resolving claims, members of our insurance group’s claims departments work with underwriting professionals as functional teams in order to develop products and services desired by the group’s clients.
Our Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S. and Arch Re Europe. Arch Re Bermuda is a registered Class 4 insurer and long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and operates out of its office in Morristown, New Jersey. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. The property facultative reinsurance operations have offices throughout the U.S., Canada and in Europe. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices in Zurich and London. In 2011, we formed Arch MI Europe, which was authorized as a non-life insurer in Ireland in December 2011. Treaty operations in Canada were commenced in 2011 through the Canadian branch of Arch Insurance, but, from January 1, 2013, are conducted through Arch Insurance Canada. Mortgage insurance and reinsurance is underwritten in Europe through Arch MI Europe. Arch Risk

Partners Ltd. (“Arch Risk Partners”), a U.K. based insurance intermediary authorized by the FSA in February 2012, acts on behalf of Arch MI Europe and Arch Re Bermuda in the arrangement of mortgage insurance and reinsurance. Our reinsurance operations acquired the credit and surety reinsurance operations of Ariel Re based in Zurich, Switzerland in April 2012. In the transaction, which was accounted for as a business combination under GAAP, we acquired approximately $84.1 million of net unearned premiums along with other insurance balances.
As of February 24, 2014, our reinsurance group had approximately 240 employees.
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
The reinsurance group’s treaty operations generally seek to write significant lines on less commoditized classes of coverage, such as specialty property and casualty reinsurance treaties. However, with respect to other classes of coverage, such as property catastrophe and casualty clash, the reinsurance group’s treaty operations participate in a relatively large number of treaties where they believe that they can underwrite and process the business efficiently. The reinsurance group’s property facultative operations write reinsurance on a facultative basis whereby they assume part of the risk under primarily single insurance contracts. Facultative reinsurance is typically purchased by ceding companies for individual risks not covered by their reinsurance treaties, for unusual risks or for amounts in excess of the limits on their reinsurance treaties.
Our reinsurance group focuses on the following areas:

•
Casualty. Our reinsurance group reinsures third party liability and workers’ compensation exposures from ceding company clients primarily on a treaty basis. The exposures that it reinsures include, among others, executive assurance, professional liability, workers’ compensation, excess and umbrella liability and healthcare business. Our reinsurance group writes this business on a proportional and non-proportional basis. On proportional and non-proportional “working casualty business,” which is treated separately from casualty clash business, our reinsurance group prefers to write treaties where there is a meaningful amount of actuarial data and where loss activity is more predictable.

•
Marine and Aviation. Our reinsurance group writes marine business, which includes coverages for energy, hull, cargo, specie, liability and transit, and aviation business, which includes coverages for airline and general aviation risks. Business written may also include space business, which includes coverages for satellite assembly, launch and operation for commercial space programs.

•
Other Specialty. Our reinsurance group writes other specialty lines, including U.K. motor primarily emanating from one significant client, surety, accident and health, private passenger auto, workers’ compensation catastrophe, agriculture, trade credit and political risk.

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

•
Property Excluding Property Catastrophe. Our reinsurance group’s treaty reinsurance operations reinsure individual property risks of a ceding company. Property per risk treaty and pro rata reinsurance contracts written by our treaty reinsurance group cover claims from individual insurance policies issued by reinsureds and include both personal lines and commercial property exposures (principally covering buildings, structures, equipment and contents). The primary perils in this business include fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. Our reinsurance group’s property facultative operations focus on commercial property risks on an excess of loss basis.

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

•	historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages;

•	projections of future loss frequency and severity; and

•	the perceived financial strength of the cedent.

Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our reinsurance group:

	Year Ended December 31,
REINSURANCE SEGMENT	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Other specialty (1)	$417,865	30	$308,104	25	$219,632	23
Casualty (2)	306,304	22	205,925	17	173,344	18
Property excluding property catastrophe (3)	292,536	21	265,783	22	226,013	24
Property catastrophe	220,749	16	283,677	23	246,793	26
Marine and aviation	64,380	5	84,649	7	77,309	8
Other (4)	100,737	6	78,763	6	8,956	1
Total	$1,402,571	100	$1,226,901	100	$952,047	100

Net premiums written by client location
United States	$770,080	55	$629,614	51	$512,319	54
Europe	327,172	23	341,674	28	250,809	26
Asia and Pacific	120,017	9	104,398	8	75,590	8
Bermuda	87,047	6	72,864	6	60,246	6
Other	98,255	7	78,351	7	53,083	6
Total	$1,402,571	100	$1,226,901	100	$952,047	100

Net premiums written by underwriting location
Bermuda	$548,924	39	$595,999	49	$531,254	56
United States	507,183	36	379,239	31	323,731	34
Europe	309,242	22	225,491	18	84,919	9
Other	37,222	3	26,172	2	12,143	1
Total	$1,402,571	100	$1,226,901	100	$952,047	100

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health, private passenger auto and other.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes facultative business.

(4)	Includes mortgage, life, casualty clash and other.

Marketing. Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 14, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.
Risk Management and Retrocession. Our reinsurance group currently purchases a combination of per event excess of loss, per risk excess of loss and proportional retrocessional agreements. Such arrangements reduce the effect of individual or aggregate losses, and in certain cases may also increase the underwriting capacity of, our reinsurance group. Our reinsurance group will continue to evaluate its retrocessional requirements based on its net appetite for risk. See note 4, “Reinsurance,” of the notes accompanying our consolidated financial statements.
For catastrophe exposed reinsurance business, our reinsurance group seeks to limit the amount of exposure it assumes from any one reinsured and the amount of the aggregate exposure to catastrophe losses from a single event in any one geographic zone. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
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
Employees
As of February 24, 2014, ACGL and its subsidiaries employed approximately 1,820 full-time employees, including approximately 300 employees in our U.S. mortgage operations following the closing of the Arch MI U.S. acquisition on January 30, 2014.
Reserves
Reserve estimates are derived after extensive consultation with individual underwriters, actuarial analysis of the loss reserve development and comparison with industry benchmarks. Our reserves are established and reviewed by experienced internal actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently discount our loss reserves except for excess workers’ compensation and employers’ liability loss reserves in our insurance operations.
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

The table below represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America (“GAAP”) for 2003 through 2013:

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

(U.S. dollars in millions)	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104	$7,076

Cumulative net paid losses as of:
One year later	278	449	745	843	954	1,167	1,106	1,127	1,169	1,351
Two years later	437	811	1,332	1,486	1,817	2,114	1,943	1,938	2,096
Three years later	596	1,110	1,688	2,040	2,308	2,768	2,561	2,613
Four years later	706	1,300	1,993	2,375	2,755	3,222	3,070
Five years later	787	1,478	2,249	2,680	3,023	3,596
Six years later	853	1,629	2,447	2,867	3,254
Seven years later	930	1,740	2,603	3,005
Eight years later	967	1,797	2,684
Nine years later	993	1,829
Ten years later	1,009

Net re-estimated reserve as of:
One year later	1,444	2,756	3,986	4,726	5,173	5,749	6,067	6,110	6,416	6,840
Two years later	1,353	2,614	3,809	4,387	4,959	5,620	5,826	5,927	6,160
Three years later	1,259	2,487	3,541	4,164	4,849	5,466	5,711	5,748
Four years later	1,237	2,353	3,381	4,107	4,740	5,403	5,570
Five years later	1,187	2,305	3,359	4,026	4,680	5,308
Six years later	1,183	2,291	3,301	3,989	4,604
Seven years later	1,191	2,255	3,327	3,944
Eight years later	1,177	2,271	3,280
Nine years later	1,201	2,247
Ten years later	1,198

Cumulative net redundancy	$345	$628	$783	$967	$879	$630	$644	$647	$478	$264

Cumulative net redundancy as a percentage of net reserves	22.4%	21.8%	19.3%	19.7%	16.0%	10.6%	10.4%	10.1%	7.2%	3.7%
Gross reserve for losses and loss adjustment expenses	$1,912	$3,493	$5,453	$6,463	$7,092	$7,667	$7,873	$8,098	$8,456	$8,933	$8,824
Reinsurance recoverable	(369)	(618)	(1,390)	(1,552)	(1,609)	(1,729)	(1,659)	(1,703)	(1,818)	(1,829)	(1,748)
Net reserve for losses and loss adjustment expenses	$1,543	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104	$7,076

Gross re-estimated reserve	$1,453	$2,704	$4,568	$5,242	$5,977	$6,754	$6,999	$7,193	$7,739	$8,633
Re-estimated reinsurance recoverable	(255)	(457)	(1,288)	(1,298)	(1,373)	(1,446)	(1,429)	(1,445)	(1,579)	(1,793)
Net re-estimated reserve	1,198	2,247	3,280	3,944	4,604	5,308	5,570	5,748	6,160	6,840
Gross re-estimated redundancy	$459	$789	$885	$1,221	$1,115	$913	$874	$905	$717	$300
The preceding table does not present accident or policy year development data and, instead, presents an analysis of the claim development of gross and net balance sheet reserves existing at each calendar year-end in subsequent calendar years. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for ending reserves at December 31, 2003 through December 31, 2012.
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses. The reserves of acquired business relate to our purchase of the credit and surety reinsurance operations of Ariel Re in April 2012.

	Year Ended December 31,
	2013	2012	2011
Reserve for losses and loss adjustment expenses at beginning of year	$8,933,292	$8,456,210	$8,098,454
Unpaid losses and loss adjustment expenses recoverable	1,829,070	1,818,047	1,703,201
Net reserve for losses and loss adjustment expenses at beginning of year	7,104,222	6,638,163	6,395,253

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,943,466	2,082,805	2,012,569
Prior years	(264,042)	(221,528)	(285,016)
Total net incurred losses and loss adjustment expenses	1,679,424	1,861,277	1,727,553

Net losses and loss adjustment expense reserves of acquired business	—	31,977	—

Foreign exchange losses (gains)	1,617	38,184	(32,020)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(288,114)	(295,984)	(325,273)
Prior years	(1,420,703)	(1,169,395)	(1,127,350)
Total net paid losses and loss adjustment expenses	(1,708,817)	(1,465,379)	(1,452,623)

Net reserve for losses and loss adjustment expenses at end of year	7,076,446	7,104,222	6,638,163
Unpaid losses and loss adjustment expenses recoverable	1,748,250	1,829,070	1,818,047
Reserve for losses and loss adjustment expenses at end of year	$8,824,696	$8,933,292	$8,456,210
Our initial reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2013. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience. For additional information regarding the key underlying movements in our losses and loss adjustment expenses by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $1.75 billion at December 31, 2013. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

Investments
At December 31, 2013, consolidated cash and invested assets totaled approximately $14.05 billion, as summarized in the table below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets” and note 6, “Investment Information,” of the notes accompanying our financial statements.
The following table summarizes our invested assets:

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Fixed maturities available for sale, at fair value	$9,571,776	68.1	$9,839,988	75.4
Fixed maturities, at fair value (1)	448,254	3.2	363,541	2.8
Fixed maturities pledged under securities lending agreements, at fair value (2)	105,081	0.7	42,600	0.3
Total fixed maturities	10,125,111	72.1	10,246,129	78.5
Short-term investments available for sale, at fair value	1,478,367	10.5	722,121	5.5
Short-term investments pledged under securities lending agreements, at fair value (2)	—	—	8,248	0.1
Cash	434,057	3.1	371,041	2.8
Equity securities available for sale, at fair value	496,824	3.5	312,749	2.4
Equity securities, at fair value (1)	—	—	25,954	0.2
Other investments available for sale, at fair value	498,310	3.5	549,280	4.2
Other investments, at fair value (1)	773,280	5.5	527,971	4.0
Investments accounted for using the equity method (3)	244,339	1.7	307,105	2.4
Total cash and investments	14,050,288	100.0	13,070,598	100.2
Securities sold but not yet purchased (4)	—	—	(6,924)	(0.1)
Securities transactions entered into but not settled at the balance sheet date	(763)	—	(18,540)	(0.1)
Total investable assets	$14,049,525	100.0	$13,045,134	100.0

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

Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. At December 31, 2013, 92.6% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade, compared to 93.2% at December 31, 2012. Our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of “AA-” from S&P and “Aa2” from Moody’s Investors Service (“Moody’s”) at December 31, 2013, compared to “AA-” from S&P and “Aa2” from Moody’s at December 31, 2012. Our investment portfolio had an average effective duration of approximately 2.62 years and 3.06 years at December 31, 2013 and 2012, respectively.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	December 31, 2013		December 31, 2012
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,284,053	22.6	$2,523,212	24.6
AAA	3,709,872	36.6	3,413,431	33.3
AA	1,720,605	17.0	1,563,846	15.3
A	1,359,193	13.4	1,501,156	14.7
BBB	304,543	3.0	538,140	5.3
BB	180,125	1.8	174,527	1.7
B	188,119	1.9	220,772	2.2
Lower than B	241,463	2.4	175,866	1.7
Not rated	137,138	1.3	135,179	1.2
Total	$10,125,111	100.0	$10,246,129	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
For 2013, 2012 and 2011, set forth below is the pre-tax total return (before investment expenses) of our investment portfolio (including fixed maturities, short-term investments and fixed maturities and short-term investments pledged under securities lending agreements) compared to the benchmark return against which we measured our portfolio during the year. The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Financial Measures—Total Return on Investments”).

	Arch	Benchmark
	Portfolio (1)	Return
Pre-tax total return (before investment expenses):
Year ended December 31, 2013	1.28%	0.85%
Year ended December 31, 2012	5.88%	4.90%
Year ended December 31, 2011	3.81%	4.80%
(1)  Our investment expenses were approximately 0.26%, 0.22% and 0.22%, respectively, of average invested assets in 2013, 2012 and 2011.

Ratings
Our ability to underwrite business is dependent upon the quality of our claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. We believe that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These ratings are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company (“A.M. Best”) maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). Moody’s maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). Fitch Ratings (“Fitch”) maintains a letter scale rating system ranging from “AAA” (Exceptionally Strong) to “C” (Distressed).
Our reinsurance subsidiaries, Arch Re U.S., Arch Re Bermuda, Arch Re Europe (S&P and Fitch only) and Arch MI Europe (S&P only), and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty, Arch Insurance

Company Europe and Arch Insurance Canada (S&P and A.M. Best only), each currently has a financial strength rating of “A+” (the second highest out of fifteen rating levels) with a stable outlook from A.M. Best, “A1” (the fifth highest out of 21 rating levels) with a stable outlook from Moody’s, “A+” (the fifth highest out of 21 rating levels) with a stable outlook from S&P, and “A+” (the fifth highest out of 24 rating levels) with a stable outlook from Fitch. A.M. Best has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Arch Indemnity, which is not writing business currently. Lloyd’s has financial strength ratings of “A” (the third highest out of fifteen rating levels) with a stable outlook from A.M. Best, “A+” with a stable outlook from S&P and “A+” with a stable outlook from Fitch. Our U.S. mortgage insurance subsidiary, Arch MI U.S., is rated “BBB+” (the eighth highest out of 21 rating levels) with a stable outlook by S&P.
ACGL has received counterparty (issuer) credit ratings of “A-” (seventh highest out of 21 rating levels) with a stable outlook from S&P, “A3” (seventh highest out of 21 rating levels) with a stable outlook from Moody’s and “A” long term issuer rating (sixth highest out of 23 rating levels) with a stable outlook from Fitch. A counterparty credit rating provides an opinion on an issuer’s overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation.
The financial strength ratings assigned by rating agencies to insurance and reinsurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors, nor are they recommendations to buy, hold or sell any securities. We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with agents, brokers, wholesalers and other distributors of our existing products and services and new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. In the event of a ratings downgrade or other triggering event, the exercise of such contract rights by our clients could have a material adverse effect on our financial condition and results of operations, as well as our ongoing business and operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources.”
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
In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including: ACE Limited, Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alleghany Corporation, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd., Validus Holdings Ltd and XL Group plc. We do not believe that we have a significant market share in any of our markets.

Enterprise Risk Management
Enterprise Risk Management (“ERM”) is a key element in our philosophy, strategy and culture. We employ an ERM framework that includes underwriting, reserving, investment, credit and operational risks. Risk appetite and exposure limits are set by our executive management team, reviewed with our board of directors and board level committees and routinely discussed with business unit management. These limits are integrated into our operating guidelines and the exposures are aggregated and monitored periodically by our corporate risk management team. The reporting, review and approval of risk management information is integrated into our annual planning process, capital modeling and allocation, reinsurance purchasing strategy and reviewed at insurance business reviews, reinsurance underwriting meetings and board level committees. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Regulation
Bermuda Insurance Regulation
The Insurance Act 1978 of Bermuda and Related Regulations (“Insurance Act”). Arch Re Bermuda is subject to the Insurance Act, which provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. We believe that we are in compliance with all applicable regulations under the Insurance Act.
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
Furthermore, where a notification has been made to the BMA regarding a material change to an insurer’s business or structure (including a merger or amalgamation), the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period if so requested by the BMA, together with a general business solvency certificate in respect of those statements.
Approved Independent Auditor. All insurers must appoint an independent auditor who annually audits and reports on the insurer’s financial statements prepared under generally accepted accounting principles (“GAAP”) or international financial reporting standards (“IFRS”) and statutory financial statements and the statutory financial return of the insurer, all of which, in the case of Arch Re Bermuda, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.
Approved Actuary. As a Class C insurer, Arch Re Bermuda is required to submit an annual actuary’s certificate when filing its statutory financial returns. The actuary, who is normally a qualified life actuary, must be approved by the BMA.
Approved Loss Reserve Specialist. As a Class 4 insurer, Arch Re Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. Arch Re Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to both its general business and its long-term business. The statutory financial statements are distinct from the annual GAAP basis financial statements referred to below. The statutory financial return for a Class 4 insurer shall include a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial return for a Class C insurer shall include a report of the approved independent auditor on the statutory financial statements of such insurer, the statutory financial statements related to the long-term business, a declaration of the statutory ratios, the long-term business solvency certificate and a certificate from the approved actuary. Arch Re Bermuda is also required to file audited GAAP basis annual financial statements, which must be available to the public. In addition, Arch Re Bermuda is required to file a capital and solvency return in respect of its general business and long-term business. The capital and solvency return includes its relevant regulatory risk-based capital model, a schedule of fixed income investments by ratings categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities, a schedule of commercial insurer’s solvency self assessment, a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.
Minimum Solvency Margins. Arch Re Bermuda, as a Class 4 insurer, must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin ( and enhanced capital requirement pertaining to its general business. Accordingly, Arch Re Bermuda is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (i) $100 million, (ii) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), (iii) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves and (iv) 25% of its enhanced capital requirement. As a long-term insurer, Arch Re Bermuda is also required, with respect to its long-term business, to maintain a minimum solvency margin equal to the greater of $500,000 or 1.5% of its assets. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account.
Enhanced Capital Requirement. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level for each Class 4 insurer equal to 120% of its enhanced capital requirement. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement which is established by reference to either the Class C BSCR model or an approved internal capital model. The long-term enhanced capital requirement is being phased in and shall be 50%, 75% and 100% of the calculated amount determined by the long-term BSCR model for financial years 2013, 2014 and 2015, respectively.
Eligible Capital. To enable the BMA to better assess the quality of the insurer’s capital resources, as a Class 4 insurer, Arch Re Bermuda is required to disclose the makeup of its capital in accordance with a 3-tiered capital system. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. A minimum threshold of Tier 1 and maximum thresholds of Tier 2 and Tier 3 Capital used to support Arch Re Bermuda’s minimum solvency margin and enhanced capital requirement are specified under the rules. Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the enhanced capital requirement. Where the BMA approved the use of certain instruments for capital purposes prior to the implementation of the eligible capital rules, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum solvency margin pertaining to its general business and its enhanced capital requirement.
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
Restrictions on Dividends and Distributions. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its enhanced capital requirement or its general business or long-term solvency margins or its minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum solvency margins or minimum liquidity ratio on the last day of any financial year, Arch Re Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.
Reduction of Capital. Without the approval of the BMA, Arch Re Bermuda is prohibited from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins.
Long-Term Business Fund. An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business. All receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer’s long-term business fund for any purpose other than a purpose related to the insurer’s long-term business, unless such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders. Arch Re Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds the extent (as so certified) of the liabilities of the insurer’s long-term business. In addition, the amount of such dividend shall not exceed the aggregate of that excess and any other funds properly available for payment of dividends, being funds arising out of business of the insurer other than its long-term business.
Restrictions on Transfer of Business and Winding-Up. As a long-term insurer, Arch Re Bermuda may only transfer long-term business, other than long-term business that is reinsurance business, with the sanction of the applicable Bermuda court. A long-term insurer may only be wound-up or liquidated by order of the applicable Bermuda court.
Fit and Proper Controllers. The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes: (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. The definition of shareholder controller is set out in the Insurance Act, but generally refers to (i) a shareholder who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, or (ii) a shareholder who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (iii) a shareholder who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting. A shareholder controller that owns 10% or more but less than 20% of the shares as described above is defined as a 10% shareholder controller; a shareholder controller that owns 20% or more but less than 33% of the shares as described above is defined as a 20% shareholder controller; a shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller; and a shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.
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
Notification of Material Changes. All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business.
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
Insurance Code of Conduct. Arch Re Bermuda is subject to the Insurance Code of Conduct (the “Insurance Code”), which establishes duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. Failure to comply with the requirements under the Insurance Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Failure to comply with the requirements of the Insurance Code could result in the BMA exercising its powers of intervention and will be a factor in calculating the operational risk charge applicable in accordance with that insurer’s risk based capital model.

Cancellation of Insurer’s Registration. An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.
Group Supervision. The BMA acts as group supervisor of our group of insurance and reinsurance companies (“Group”) and has designated Arch Re Bermuda as the designated insurer (“Designated Insurer”). Pursuant to its powers under the Insurance Act, the BMA maintains a register of particulars for the Group detailing, among other things, the names and addresses of the Designated Insurer; each member company of the Group falling within the scope of supervision; the principal representative of the Group in Bermuda; other competent authorities supervising other member companies of the Group; and the Group auditors. The Designated Insurer must notify the BMA of any changes to the above details entered on the register of the Group.
As Group supervisor, the BMA performs a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the Group; (iii) carrying out an assessment of the Group’s compliance with the rules on solvency, risk concentration, intra-Group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the Group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the Group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
In carrying out its functions, the BMA makes rules for (i) assessing the financial situation and the solvency position of the Group and/or its members and (ii) regulating intra-Group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.
Group Solvency and Group Supervision. The current supervision and solvency rules (together, “Group Rules”) apply to our Group so long as the BMA remains our group supervisor. The BMA has implemented and imposed many of the additional requirements described in this section as part of its efforts to gain equivalence under Solvency II. Due to the delays in the implementation of Solvency II in Europe, it is not expected that the European Commission will take a final decision on whether or not it will recognize the regime in Bermuda to be equivalent to that laid down in Solvency II until the latter part of 2014, at the earliest. If the European Commission does not recognize the regime in Bermuda, this could mean that Arch Re Bermuda and its European Union-regulated affiliates may be subject to group supervision in Bermuda and the European Union, respectively. In addition, through the Group Rules, the BMA may take action which affects ACGL. A summary of the Group Rules is set forth below.
Annual Group Financial Statements. The Group is required to prepare and submit, on an annual basis, financial statements prepared in accordance with either IFRS or GAAP, together with statutory financial statements. The financial statements must be audited annually by the Group’s approved auditor who is required to prepare an auditor’s report thereon in accordance with generally accepted auditing standards. In addition, the Group must prepare statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus, and notes thereto). The Designated Insurer is required to file with the BMA the statutory financial statements and the audited GAAP financial statements for the Group with the BMA within five months from the end of the relevant financial year (unless specifically extended).
Annual Group Statutory Financial Return and Annual Capital and Solvency Return. The Group is required to prepare an annual statutory financial return which shall include, among other things, a report of the approved auditor (for the GAAP financial statements only), a business solvency certificate, the opinion of an actuary (exempt for 2013 filing), a capital and solvency certificate (and a declaration signed by two directors of the parent company, one of which may be the chief executive) and either the chief risk or chief financial officer of the parent company declaring that the return fairly represents the financial condition of the Group in all material respects). Both the annual statutory financial return and the capital and solvency return must be submitted to the BMA by the Designated Insurer within five months after its financial year end (unless specifically extended).
Quarterly Group Financial Statements. The Designated Insurer is required to file quarterly financial returns for the Group with the BMA on or before the last day of the months May, August and November of each year. The quarterly Group financial returns consist of (i) quarterly unaudited (consolidated) financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-Group transactions and risk concentrations, details surrounding all intra-Group reinsurance and retrocession arrangements and details of the top ten counterparties and any other counterparty exposures exceeding 10% of Group’s statutory capital and surplus.
Group Solvency Self Assessment (“GSSA”). The Group Rules require the board of directors of the parent company of the insurance group (the “Parent Board”) to establish solvency self assessment procedures for the group that factors in all the foreseeable reasonably material risks. Such procedures should be carried out at least annually and assess the quality and quantity of the capital required to adequately cover the risks to which the insurance group is exposed. Such procedures must also be an integral part of the group’s risk management framework and be reviewed and evaluated on a regular basis by the Parent Board. In particular, the GSSA should, among other things, demonstrate consideration of the relationship between risk management, the quality and quantity of capital resources, the impact of risk mitigation techniques and diversification and correlation effects between material risks; a description of the group’s risk appetite; be forward-looking; include appropriate stress and scenario testing and appropriately reflect all assets and liabilities, material off-balance sheet arrangements, material intra group transactions, relevant managerial practices, systems and controls and a valuation basis that is aligned with the risk characteristics and business model of the group.
Group Minimum Solvency Margin (“Group MSM”) and Group Enhanced Capital Requirement (“Group ECR”). Effective January 1, 2013, the Designated Insurer must ensure that the value of the Group’s assets exceeds the amount of the Group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the Group. A member is a qualifying member of the Group if it is subject to solvency requirements in the jurisdiction in which it is registered. Where the parent company exercises control in relation to any member of the group, the minimum margin of solvency of such member shall be its individual minimum solvency margin. Where the parent company exercises significant influence on any member of the Group, the minimum margin of solvency applicable to that member for purposes of calculating the Group MSM shall be an amount equal to the parent company’s percentage shareholding in the member multiplied by that member’s minimum margin of solvency. “Control” and “significant influence” shall be determined in accordance with either the IFRS or GAAP used to prepare the Group’s IFRS or GAAP financial statements. The Group is required to maintain available group capital and surplus at a level equal to 50% of the Group ECR and this requirement will increase by increments of 10% in each of the following five years until 100% is required in 2018. This phasing in schedule is conditioned upon the BMA making further adjustments that would be either needed or appropriate once the effective date of Solvency II capital requirements is finalized.
Group Eligible Capital. To enable the BMA to better assess the quality of the group’s capital resources, the Designated Insurer is required to disclose the makeup of the Group’s capital in accordance with a 3-tiered capital system. Under the eligible capital requirements, all of the Group’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. A minimum threshold of Tier 1 and maximum thresholds of Tier 2 and Tier 3 Capital used to satisfy the Group MSM and Group ECR requirements are specified under the rules. Tier 1, Tier 2 and Tier 3 Capital may, until January 1 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if redemption would cause a breach, of the Group ECR.
Group Governance. The Group Rules require the Parent Board to establish and effectively implement corporate governance policies and procedures, which it must be periodically review to ensure they continue to support the overall organizational strategy of the group. In particular, the Parent Board must:

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

Designated Insurer Notification Obligations. The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the Group or any member of the Group becoming insolvent or that a reportable “event” has, to the Designated Insurer’s knowledge, occurred or is believed to have occurred. Examples of a reportable “event” include a failure by the Group or any member of the Group to comply substantially with a requirement imposed upon it under the Group Rules relating to its solvency position, governance and risk management or supervisory reporting and disclosures; failure by the Designated Insurer to comply with a direction given to it under the Insurance Act in respect of the group or any of its members; a criminal conviction imposed upon any member of the Group whether in Bermuda or abroad; material breaches of any statutory requirements by any member of the Group located outside of Bermuda that could lead to supervisory or enforcement action by a competent authority; or a significant loss that is reasonably likely to cause the Group to be unable to comply with its Group ECR. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days it must furnish a Group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof. The Designated Insurer must also notify the BMA in writing within 14 days of becoming aware that a requirement of the Group Rules conflicts with the laws of another jurisdiction where a member of the Group operates.
The following events constitute material changes that must be notified to the BMA: (i) the amalgamation with or acquisition of another firm, (ii) engaging in unrelated business that is retail business, (iii) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates, (iv) outsourcing all or substantially all of the actuarial, risk management and internal audit functions, (v) outsourcing all or a material part of underwriting activities, (vi) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (vii) the expansion into a material new line of business.
The Designated Insurer is required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the parent company of the Group within 45 days of becoming aware of such fact. An officer in relation to the parent company of the Group means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
If it appears to the BMA that the Designated Insurer is in breach of any provision of the Insurance Act or the Group Rules, the BMA may give the Designated Insurer such directions as appear to the BMA to be desirable for safeguarding the interests of policyholders and potential policyholders of the Group.
BMA’s Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities. The BMA may, by notice in writing served on a registered person or a Designated Insurer, require the registered person or a Designated Insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person’s auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not or may not be or may not have been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of a registered person or relevant insurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the registered person or designated insurer.
If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer’s or the insurance group’s business, or any aspect thereof, or the ownership or control of the insurer or insurance group. If the person so appointed thinks it necessary for the purposes of his investigation, he may also investigate the business of any person who is or has been at any relevant time, a member of the insurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to produce to the person appointed such documentation as he may reasonably require for purposes of his investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.

Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if it believes a person has failed to comply with a notice served on him or there are reasonable grounds for suspecting the completeness of any information or documentation produced in response to such notice or that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.
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
ACGL and Arch Re Bermuda also need to comply with the provisions of The Bermuda Companies Act 1981, as amended (the “Companies Act”) regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than its liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 20, “Statutory Information,” of the notes accompanying our financial statements.
Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident’s certificate, holders of a working resident’s certificate or persons who are exempt pursuant to the Incentives for Job Makers Act 2011, as amended (“exempted persons”) may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part upon the continued services of key employees in Bermuda. Certain of our current key employees are not exempted persons and, as such, require specific approval to work for us in Bermuda. A work permit may be granted or extended upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer.
U.S. Insurance Regulation
General. In common with other insurers, our U.S. based subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third party transactions, require prior regulatory approval from, or prior notice to and no disapproval by, the applicable regulator under certain circumstances. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations. Arch Insurance Company Europe is also subject to certain governmental regulation and supervision in the states where it writes excess and surplus lines insurance.
In addition to regulation applicable generally to U.S. insurance and reinsurance companies, our U.S. mortgage insurance operations are affected by federal and state regulation relating to mortgage insurers, mortgage lenders, and the origination, purchase and sale of residential mortgages. The private mortgage insurance industry is, and likely will continue to be, subject to substantial federal and state regulation, which has increased in recent years as a result of the deterioration of the housing and mortgage markets in the U.S. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations, new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.
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
Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which became effective on July 21, 2011, provide that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer; other states will no longer be able to impose their own credit for reinsurance laws on primary insurers that are only licensed in such other states.
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

Some states have adopted provisions of the National Association of Insurance Commissioners (“NAIC”) adopted amendments to its Credit for Reinsurance Model Law and Regulation (the “NAIC Credit for Reinsurance Model Act”) that allow full credit to U.S. ceding insurers for reinsurance ceded to qualified non-U.S. reinsurers (called “certified reinsurers”) based upon less than 100% collateralization. Under those provisions, collateral requirements may be reduced for international reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in countries that are found to have strong systems of domestic insurance regulation. Applicants for “certified reinsurer” designation must agree to certain financial reporting, consent to jurisdiction and consent to provide collateral for the full amount of their assumed liabilities in specified circumstances. Arch Re Bermuda is approved in Florida and New York to post reduced collateral and may apply to be designated as a “certified reinsurer” in other U.S. states.
As a result of the requirements relating to the provision of credit for reinsurance, Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are domiciled.
Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia. Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and

Guam with a branch office in Canada (authorized to underwrite until December 31, 2012). Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 47 states and the District of Columbia. Arch Indemnity is licensed as an insurer in 49 states and the District of Columbia. Arch Insurance Company Europe is eligible to write excess and surplus lines insurance in 50 states, the District of Columbia, the U.S. Virgin Islands, Guam, the Northern Mariana Islands and American Samoa by virtue of its listing on the NAIC International Insurers Department's Quarterly Listing of Alien Insurers pursuant to the Nonadmitted and Reinsurance Reform Act of 2010. Neither Arch Re Bermuda nor Arch Re Europe expects to become licensed, accredited or so approved in any U.S. jurisdiction.
Certain state regulatory agencies as well are conducting investigations of insurance and reinsurance companies’ compliance with various federal and state laws. On June 25, 2013, the New York Department of Financial Services sent a letter to non-U.S. reinsurers approved to post reduced collateral (see “Regulation-U.S. Insurance Regulation- Credit for Reinsurance”), including Arch Re Bermuda, seeking information concerning such reinsurers’ compliance with the Iran Freedom and Counter-Proliferation Act of 2012. We cannot predict the effect or outcome of these investigations on the insurance or reinsurance industry, the regulatory framework, or our business, financial condition and results of operations.
Holding Company Acts. All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes, including Missouri and Nebraska, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of ACGL without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner. In 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, only 24 states, including states in which our U.S.-based insurance subsidiaries are domiciled or licensed, have enacted legislation adopting the amended Insurance Holding Company System Regulatory Act in some form.
Enterprise Risk. The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, the NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers.
Regulation of Dividends and Other Payments from Insurance Subsidiaries. The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 20, “Statutory Information,” of the notes accompanying our financial statements.
Insurance Regulatory Information System Ratios. The NAIC Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as “IRIS ratios”) and specifies “usual values” for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Certain of our U.S.-based subsidiaries generate IRIS ratios that are outside of the usual values. To date, none of these subsidiaries has received any notice of regulatory review regarding the IRIS ratios but there is no assurance that we may not be notified in the future.
Accreditation. The NAIC has instituted its Financial Regulation Accreditation Standards Program (“FRASP”) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an “accredited” state. If a state is not accredited, other states may not accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The respective states in which our insurance and reinsurance subsidiaries are domiciled are accredited states.
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
An insurer will be subject to varying degrees of regulatory action depending on how its statutory surplus compares to its risk-based capital calculation. For equity investments in an insurance company affiliate, the risk-based capital requirements for the equity securities of such affiliate would generally be our U.S.-based subsidiaries’ proportionate share of the affiliate’s risk-based capital requirement.
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
Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government in recent years has shown some concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. based subsidiaries’ capital and operations, and such laws or regulations could materially adversely affect their business. In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
Certain federal laws, such as the Real Estate Settlement Procedures Act of 1974 (“RESPA”) and the Homeowners Protection Act of 1998 (“HOPA”), directly impact mortgage insurers. Other federal law and regulation relating to mortgage lenders and servicers, the GSEs, the Federal Housing Admistration (“FHA”) and the U.S. Department of Veterans Affairs (“VA”) may also affect mortgage insurers and the demand for private mortgage insurance. Such laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act (“TILA”), the Fair Credit Reporting Act of 1970 (“FCRA”), and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and require disclosures of the cost of credit and provide for other consumer protections.
The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. In 2013, the FIO issued two reports relating to the insurance industry, one on modernization of the insurance regulatory system and one on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010. In its December 2013 report on modernization of the insurance regulatory system, the FIO recommended that federal standards and oversight for mortgage insurers be developed and implemented. The FIO has sought comment from the insurance industry in connection with a further report on the global reinsurance market and the regulation of reinsurance, which has not yet been released. The impact that these reports will have on the regulation of insurance, if any, is yet to be determined. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance as discussed above.
The Dodd-Frank Act established the Consumer Finance Protection Bureau (“CFPB”) to regulate the offering and provision of consumer financial products and services under federal law, including residential mortgages. Pursuant to the Dodd-Frank Act, the CFPB is charged with rulemaking and enforcement with respect to enumerated consumer laws, including RESPA, TILA, HOPA, the SAFE Act and FCRA. The Dodd-Frank Act also granted to the CFPB certain supervisory powers with respect to “covered persons” and “service providers,” as defined by the Act. The CFPB recently published residential mortgage servicing rules pursuant to TILA and RESPA. The CFPB has issued Civil Investigative

Demands to several other mortgage insurers and in 2013 the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other mortgage insurers relating to captive reinsurers.
Under the Dodd-Frank Act, the CFPB is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (“ATR”). The CFPB issued final ATR regulations in 2013 containing detailed requirements on how lenders must verify a borrower's ability to repay a covered mortgage loan. The ATR rule became effective in January 2014. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the definition of “qualified mortgage,” or QM, as contained in the CFPB’s ATR regulations. Creditors who violate the ATR rule can be liable for interest and fees paid by the borrower as well as actual and statutory damages. A borrower may assert such a violation as a defense by recoupment or set off in a foreclosure action.
Under the CFPB’s ATR rule, a loan is deemed to be a QM if it meets certain requirements, including:

•	the term of the mortgage is 30 years or less;

•	there is no negative amortization, interest only or balloon features;

•	the lender documents the loan in accordance with requirements;

•	the total "points and fees" do not exceed certain thresholds, generally 3%; and

•	the total debt-to-income ratio does not exceed 43%.
The QM definition provides a "safe harbor" for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate and a "rebuttable presumption" of compliance with ATR requirements for QM loans with an APR above that threshold.
The ATR rule also provides for a second, temporary category that allows for more flexible underwriting requirements. To qualify under the temporary QM definition, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by the GSEs while they remain under conservatorship, FHA, VA, the Department of Agriculture or the Rural Housing Service. This temporary QM category expires on January 10, 2021, or earlier to the extent that the conservatorship of the Federal Housing Finance Agency (“FHFA”) ends or federal agencies issue their own qualified mortgage rules. In May 2013, the FHFA directed the GSEs to limit purchases after January 10, 2014 to loans that meet certain QM criteria. On September 30, 2013, HUD proposed a separate definition of a qualified mortgage for loans insured by the FHA. To the extent that government agencies adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders than those applicable to the market in which private mortgage insurers participate, our business may be adversely affected.
Under the QM Rule, mortgage insurance premiums that are payable by the consumer at or prior to consummation of the loan are includible in the calculation of points and fees unless, and to the extent that, they are less than or equal to those charged by FHA and are automatically refundable on a pro rata basis upon satisfaction of the loan. Borrower-paid single premium products, both refundable and non-refundable, may be included within the points and fees calculation under the QM Rule. Because inclusion of mortgage insurance premiums in the calculation of points and fees will reduce the capacity for other points and fees in order for lenders to comply with the QM Rule, mortgage originators may be less likely to use those mortgage insurance products. The treatment of mortgage insurance premiums as a component of the points and fees calculation, or the potential indirect impact of mortgage insurance premiums on the total points and fees, may be factors as to whether a loan is in the safe harbor, receives a rebuttable presumption of ability to repay, or receives no presumption.
Because of the QM evidentiary standard that gives presumption of compliance, we anticipate that most newly-originated mortgages will be QMs. As a result, we believe that the QM regulations will have an impact on the size of the residential mortgage market. Our operating results could be adversely impacted if the QM regulations reduce the size of the origination market, reduce the willingness of lenders to extend low down payment credit, favor alternatives to private mortgage insurance such as government mortgage insurance programs, or change the mix of mortgage insurance business in ways that may be unfavorable to us.
The Dodd-Frank Act generally requires an issuer of an asset-backed security or initiator of an asset-backed transaction (a "securitizer") to retain at least 5% of the risk associated with securitized mortgage loans, although in some cases the retained risk may be allocated between the securitizer and the mortgage originator. This risk-retention requirement does not apply to a mortgage loan that is a "qualified residential mortgage," or "QRM," or that is insured or guaranteed by FHA or certain other federal agencies. In March 2011, federal regulators issued a proposed risk-retention rule that included a definition of QRM and an alternative definition. In August 2013, federal regulators made public a revised proposed risk retention rule and QRM definition (the "Revised Proposal"). The Revised Proposal generally defines QRM as a mortgage meeting the requirements of a QM. In addition, an alternative QRM definition, "QM-plus," that was considered but ultimately not selected as the preferred approach, was also proposed for comment. In addition to adopting certain QM criteria, QM-plus incorporates a maximum LTV standard of 70% and other restrictions to reduce the risk of default. Under the QM-plus alternative, significantly fewer loans likely would qualify as a QRM and, therefore, be exempt from risk retention.
Under the original and the Revised Proposal, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans. Changes in the conservatorship status of the GSEs or capital support provided to the GSEs by the U.S. government could impact the manner in which the credit risk retention rules apply to the GSEs.
If the final rules treat all QM loans as QRMs, low down payment loans with private mortgage insurance that do not meet the requirements of the QM rule can only be securitized with a risk retention requirement, which may further deter their origination and adversely affect our business. If the final definition includes a substantial down payment requirement, as in QM-plus, without recognition of private mortgage insurance to meet the definition, loans with LTVs in excess of the final requirement that are not guaranteed by the GSEs cannot be securitized without risk retention, which may deter their origination and adversely affect our business. Neither definition of QRM in the Revised Proposal incorporates the use of private mortgage insurance. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain.
The Dodd-Frank Act amended and expanded mortgage servicing requirements under TILA and RESPA. The CFPB published final regulations implementing these mortgage servicing requirements which became effective in January 2014. New loss mitigation procedures include the prohibition of commencement of foreclosure by the loan holder or servicer until 120 days after the borrower's delinquency. This and other loss mitigation requirements could cause delays in default servicing, cause the servicing of mortgage loans to become more costly, and could have an adverse impact on the timely resolution of mortgage insurance claims.
The Homeowners Protection Act of 1998. HOPA provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of mortgage insurance. These provisions apply to borrower-paid mortgage insurance for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance generally occurs when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of mortgage insurance when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value.
Real Estate Settlement Procedures Act of 1974. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. Mortgage insurance generally has been considered to be a "settlement service" for purposes of RESPA. RESPA authorizes the CFPB, the Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, in April 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against four other private mortgage insurers relating to captive reinsurance. Under the settlements, the mortgage insurers will end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders.
Home Mortgage Disclosure Act of 1975. The Home Mortgage Disclosure Act of 1975 (“HMDA”) requires most mortgage originators to collect and report to the CFPB data relating to a mortgage loan applicant's race, nationality, gender, marital status, and census tract. Mortgage insurers are not required pursuant to law or regulation to report HMDA data, although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through an industry trade group, voluntarily reported the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.
Secure and Fair Enforcement for Mortgage Licensing Act. The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) requires mortgage loan originators to be licensed or registered with the Nationwide Mortgage Licensing System and Registry, a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. We do not believe that the SAFE Act applies to Arch MI U.S. employees or contractors who review loan files in connection with underwriting mortgage insurance applications for the purpose of making mortgage insurance decisions. If the SAFE Act is interpreted to apply to our underwriters or other employees or contractors, we would take steps to comply with the Act, which could increase our costs.
Fair Credit Reporting Act. The Fair Credit Reporting Act (“FCRA”) imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff and federal courts to require mortgage insurance companies to provide "adverse action" notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for on the basis of a review of the consumer's credit. Arch MI U.S. provides notices as required. Although Arch MI U.S. has not been involved, there has been class action litigation over FCRA adverse action notices involving the mortgage industry, including court-approved settlements.
Terrorism Risk Insurance Program Reauthorization Act of 2007. The Terrorism Risk Insurance Act of 2002 was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by TRIPRA through December 31, 2014. TRIPRA provides a federal backstop for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S. based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. An insurer’s deductible for each year is based on the insurer’s direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by a specified percentage. The specified percentages for prior periods were 15% for 2005, 17.5% for 2006 and 20% for 2007 through 2013 and will be 20% for 2014.
Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our insurance group’s deductible for 2013 was approximately $239 million (i.e., 20.0% of direct earned premiums). Based on 2013 direct commercial earned premiums, our insurance group’s deductible for 2014 will be approximately $258 million (i.e., 20.0% of such direct earned premiums). It is possible that TRIPRA, which is currently scheduled to expire on December 31, 2014, will not be removed, or that coverage currently provided under TRIPRA will be significantly different after 2014.
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
The GLBA also imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued Interagency Guidelines Establishing Information Security Standards, or "Security Guidelines," and interagency regulations regarding financial privacy, or "Privacy Rule," implementing sections of GLBA. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution's disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or "opt out" of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions' policies and practices to protect the confidentiality and security of the information. With respect to mortgage insurers, GLBA is enforced by the U.S. Federal Trade Commission, or FTC, and state insurance regulators. Many states have enacted legislation implementing GLBA and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.
GSE Qualified Mortgage Insurer Requirements. Pursuant to their charters, the GSEs purchase low down payment loans insured by MIs that they determine to be qualified. Fannie Mae and Freddie Mac have each published comprehensive requirements to become and remain a qualified mortgage insurer (the “Eligibility Requirements”). Both Fannie Mae and Freddie Mac are in the process of revising their Eligibility Requirements and issued new draft eligibility requirements in 2010. Freddie Mac issued further draft requirements in 2011. FHFA, regulator and conservator of the GSEs, has announced its intention to complete the revision process. We expect new requirements to include a substantially revised capital adequacy framework with minimum capital requirements.
Arch MI U.S. is currently approved by the GSEs as an eligible mortgage insurer. In addition to the Eligibility Requirements, the GSEs imposed conditions in connection with their approvals of Arch MI U.S. as a qualified mortgage insurer. These conditions require, among other things, that Arch MI U.S.:

•
maintain, through December 31, 2016, minimum capital funding of $400 million which may consist of statutory capital (policyholders’ surplus plus contingency reserves) of no less than $200 million, dedicated reinsurance trust assets for any primary business reinsured and the value of purchased technology assets;

•	maintain minimum statutory capital (defined as policyholders’ surplus plus contingency reserves) of no less than $260 million;

•	maintain a risk-to-capital ratio of no greater than 18 to 1;

•	refrain from paying dividends to affiliates for three years commencing February 2014;

•
insure only (i) GSE-eligible loans, (ii) loans that are GSE-eligible, other than as related to loan amount, (iii) loans originated under a state housing finance agency program, (iv) loans that meet the requirements of a “Qualified Mortgage” under federal regulation, or (v) other loans not included in (i) through (iv) provided that such loans in aggregate not constitute more than 2% of Arch MI U.S.’s total outstanding risk in force with a coverage effective date on or after December 31, 2003;

•	obtain prior written approval to enter into transactions involving the issuance of insurance on other than an individual loan “flow” basis;

•	not enter into reinsurance or other risk share arrangements without prior written approval; and

•	re-domicile from Wisconsin to another state if requested by Fannie Mae.
Arch MI U.S.’s GSE approvals include additional conditions with respect to affiliate expense sharing arrangements, requirements to obtain a financial strength rating, provision of ancillary services (i.e., non-insurance) to customers, changes of ownership, and provisions regarding underwriting policies and claims processing.
In 2013, the GSEs also mandated minimum standards for mortgage insurer master policies, including standards relating to limitations of a mortgage insurer's rescission rights. We have developed a new master policy that conforms to these minimum standards and expect that policy to be implemented in 2014, subject to approval by state insurance regulators.
State Insurance Regulation of Mortgage Insurers. Arch MI U.S. is subject to detailed regulation both by its domiciliary and primary regulator, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) and by state insurance departments in each state in which it is licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies restricted to writing a single type of insurance business, such as mortgage insurance business. Arch MI U.S. is subject to Wisconsin statutory requirements as to payment of dividends. The maximum amount of dividends that Arch MI U.S. may pay in any 12-month period without regulatory approval by the Wisconsin OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of:

•	net income for the calendar year preceding the date of the dividend, minus realized capital gains for that calendar year; or

•
aggregate net income for the 3 calendar years preceding the date of the dividend, less realized capital gains for those calendar years and less dividends paid or credited and distributions made within the first 2 of the preceding 3 calendar years.

Generally, Wisconsin law precludes any dividend before giving at least 30 days' notice to the Wisconsin OCI and prohibits paying any dividend unless it is fair and reasonable to do so. In addition to Wisconsin, the GSEs and other states limit or restrict Arch MI U.S.’s ability to pay stockholder dividends.
Mortgage insurance companies licensed in Wisconsin are required to establish contingency loss reserves for purposes of statutory accounting in an amount equal to at least 50% of net earned premiums. These amounts generally cannot be withdrawn for a period of 10 years. However, with prior regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.
Under Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its risk in force in order for the mortgage insurer to continue to write new business. While formulations of minimum capital vary in certain jurisdictions, the most common measure applied allows for a maximum risk-to-capital ratio of 25 to 1. Wisconsin requires a mortgage insurer to maintain a "minimum policyholder position" calculated in accordance with regulations. Policyholders' position consists primarily of statutory policyholders' surplus plus the statutory contingency reserve. While the statutory contingency reserve is reported as a liability on the statutory balance sheet, for risk-to-capital ratio calculations, it is included as capital for purposes of statutory capital.
The NAIC has established a Mortgage Guaranty Insurance Working Group (“Working Group”) to make recommendations to the NAIC's Financial Condition Committee regarding changes to the NAIC’s Mortgage Guaranty Insurance Model Act. The Working Group has released a draft Model Act which includes proposed changes to minimum statutory capital requirements and changes to the extent to which, and period for which, mortgage insurers must establish and hold contingency reserves. If the NAIC revises the Model Act, some state legislatures are likely to enact and implement part or all of the revised provisions.
Mortgage insurance premium rates are also subject to review and approval by state regulators. Any increase in premium rates must be justified, generally on the basis of the insurer's loss and default experience, expenses and future trend analysis. Arch MI U.S. has approved premium rates for credit union originated mortgage loans in all 50 states and approved premium rates for mortgage banking originated mortgage loans in 48 states.
Legislative and Regulatory Proposals. From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and the NAIC. In addition, there are a variety of proposals being considered by various state legislatures. Two ongoing areas of work at the NAIC are model rules relating to corporate governance and consideration of enhanced methods of group supervision.
Since the GSEs were placed into the conservatorship of FHFA in 2008, there has been debate regarding the roles of the GSEs, the federal government and private capital in the U.S. housing finance system. The federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return a larger role for private capital and reduce the role of government. The size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the economy make the transition to any new housing finance system difficult.
GSE and secondary market reform proposals put forward since 2008 include the nearly complete privatization and elimination of the role of the GSEs, recapitalization of the GSEs, and a number of alternatives that combine a federal role with private capital, some of which eliminate the GSEs and others of which envision an on-going role for the GSES. In February 2011, the U.S. Department of the Treasury released a proposal to reform the U.S. housing finance market. While Treasury's proposal did not provide a particular timeline for GSE reform, it included the substantial reduction of government's footprint in housing finance. With respect to long-term reform, Treasury's proposal outlined three options for a future housing finance system, each of which differs in both the structure and scale of the federal government's future role:
Option 1: Privatized system of housing finance with the federal government's role limited to providing assistance for narrowly targeted groups of borrowers, leaving the vast majority of the mortgage market to the private sector;
Option 2: Similar to Option 1, but with the ability for the federal government to scale up to a larger share of the market if private capital withdraws in times of financial stress; and
Option 3: Similar to Option 2, but with assistance to low- and moderate-income borrowers and with the federal government providing catastrophic reinsurance behind private capital for securities of a targeted range of mortgages.
In August 2013, President Obama issued a set of core principles for housing finance reform which endorsed Option 3 and intended to ensure widespread and consistent access to 30-year fixed rate mortgages while phasing out the role of the GSEs in the housing finance system. The Obama Administration also endorsed intermediate steps to transition to a new housing finance system, including reducing the government's credit risk exposure at the GSEs through: (i) a capital markets approach in which private investors take on the risk of the portfolio's first losses, and (ii) an insurance approach in which well capitalized and regulated private institutions insure a portfolio of mortgages against default and collect insurance premiums.
Several reform proposals have been and are currently being considered by Congress. On July 24, 2012, the House Financial Services Committee passed H.R. 2767, "The Protecting American Taxpayers and Homeowners Act of 2013" (the "PATH Act"), a comprehensive secondary market reform plan similar to Option 1 including a very limited risk-bearing role for government and winding down of the GSEs, as well as extensive reforms to the FHA. Legislation in the Senate is likely to be influenced by, among other things, proposed bipartisan legislation co-authored by Senators Bob Corker (R-TN) and Mark Warner (D-VA), titled S. 1217, "The Housing Finance Reform and Taxpayer Protection Act" (the "Corker-Warner Bill"). The Corker-Warner Bill sets a framework for GSE and secondary market reform that includes winding down the GSEs over a five year period and the creation of a new entity, the Federal Mortgage Insurance Corporation, or FMIC, as a successor to FHFA with responsibility for running a catastrophic government insurance fund for certain mortgage-backed securities and regulating the operation of the secondary market. Among its provisions, properly underwritten mortgages meeting certain conditions, including private mortgage insurance on loans with LTVs in excess of 80%, will be eligible to be securitized with the catastrophic government guarantee provided by FMIC. The prospects for passage of housing finance and GSE reform legislation remain uncertain in both the House and Senate.
New federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, eliminate the GSE charter requirement altogether or otherwise alter or eliminate the role of the GSEs, and thereby materially affect Arch MI U.S.’s ability to compete and the demand for its products.
As the regulator and conservator of the GSEs, FHFA has the authority to establish the priorities of the GSEs and to control and direct their operations. FHFA has made changes to the business and operations of the GSEs, in part under the direction of an FHFA-developed strategic plan for the conservatorship of the GSEs. This strategic plan called for the contraction of the role of the GSEs and expansion of the role of private capital through a number of actions, including shrinking the portfolios of the GSEs, raising guaranty fees and consideration of expanded use of credit risk sharing with private market participants, including private mortgage insurance and capital markets. On January 6, 2014, U.S. Representative Melvin Watt was sworn in as Director of FHFA. It is unknown how or to what extent FHFA’s strategic plan for the GSEs will change under its new director.
Arch MI U.S. competes with the single-family mortgage insurance programs of FHA, which is part of HUD. Congress is considering legislation to reform FHA. In 2012, an FHA reform bill, H.R. 4264 "The FHA Emergency Fiscal

Solvency Act of 2012," passed the House of Representatives. In July 2013, the House Financial Services Committee passed the PATH Act, which contains among its provisions extensive reforms to FHA. Also in July 2013, the Senate Banking Committee passed the S. 1376 "The FHA Solvency Act of 2013." Despite areas of similarity, there are significant differences between the PATH Act and the FHA Solvency Act of 2013. The prospects for passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, are uncertain. If FHA reform were to raise FHA premiums, tighten FHA credit guidelines, make other changes which make lender use of the FHA less attractive, or implement credit risk sharing between the FHA and private mortgage insurers, these changes may be beneficial to Arch MI U.S. However, there can be no assurance that any FHA reform legislation will be enacted into law, and what provisions may be contained in any final legislation, if any.
We are unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See “—U.S. Insurance Regulation—General.”
Basel III. In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (“Basel I”), which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I (“Basel II”), which, among other things, governs the capital treatment of mortgage insurance purchased by domestic and international banks in respect of their origination and securitization activities. In November 2010, the U.S. agreed to a new capital framework known as Basel III. This new capital framework is replacing the Basel II capital rules, which have not yet been implemented for U.S. depository institutions or holding companies. The Basel III framework applies to the 10 to 12 largest U.S. banking organizations, as well as to banking companies. It may also be imposed on non-banking financial companies that are determined by the relevant regulators to present systemic risks to the U.S. financial system. The Basel III framework refines the Basel II risk-based structure by requiring the use of highly stressed scenarios in determining the appropriate levels of risk undertaken by banks, and it also increases the required minimum capital ratios. The Basel III framework restricts the instruments that can count toward meeting the capital requirements, placing greater emphasis on common equity and retained earnings. Finally, Basel III will impose a new minimum liquidity standard on banking organizations.
The phase in period for the Basel III regime for larger banking organizations began on January 1, 2014 and for community banks will begin on January 1, 2015. The final regulations increase the amount of capital and the quality of the capital required to be held by banks. In addition, the capital rules continue to risk-weight assets based on internal models that use inputs such as the probability of default and the bank's expected loss given a default. The final regulations continue the current risk weighting of residential mortgage assets and the treatment of mortgage insurance as reducing the risk weighting on mortgages where the borrower has made a down payment of less than 10% of the value of the residential property. Draft Basel III regulations proposed by the regulators in 2012 would have increased the risk weightings of residential mortgage assets and did not require that mortgage insurance be factored into the calculation of the risk weightings. In addition, the final regulations increase the risk weighting for mortgage servicing assets held by banks and require the mortgage servicing assets above certain levels be deducted from the calculation of Tier I equity. Since most low down payment mortgages originated today are either sold to the GSEs or insured by the FHA or guaranteed by the VA, we cannot predict what, if any, impact to the mortgage insurance industry the Basel III regulations will have. Since a significant percentage of the mortgages insured by the mortgage insurance industry are serviced by banks or bank-owned mortgage companies, the changes in risk weighting for mortgage servicing assets and the deductions from Tier I equity capital for mortgage servicing assets above certain levels could cause shifts in the amounts of mortgages serviced by banks and bank affiliates or subsidiaries relative to non-banking organizations. It is difficult to predict the impact these shifts may have on the quality of the servicing of insured mortgages or the ultimate impact on the mortgage insurance industry.
United Kingdom Insurance Regulation
General. The Financial Services Authority (the “FSA”), which on April 1, 2013 was replaced by the Prudential Regulatory Authority (“PRA”) and the Financial Conduct Authority (“FCA”), regulated insurance and reinsurance companies and firms carrying on insurance mediation activities operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance Company Europe was licensed and authorized by the FSA. It holds the relevant permissions for the classes of insurance business which it underwrites in the U.K. In 2009, AUAL was licensed and authorized by the FSA and the Lloyd’s Franchise Board. AUAL holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. Arch Risk Partners was licensed and authorized by the FSA in February 2012 to conduct insurance mediation activities. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the “U.K. Companies Acts”).
The primary statutory goals of the FSA were to maintain and promote confidence in the U.K. financial system, secure the appropriate degree of protection for consumers and reduce financial crime. The FSA regulatory regime imposed risk management, solvency and capital requirements on U.K. insurance companies. The FSA had broad authority to supervise and regulate insurance companies and firms carrying on insurance mediation which extended to enforcement of the provisions of the FSMA and intervention in the operations of an insurance company. The FSA regime was based on principles from which all of its rules and guidance derived. Among these principles, the FSA increasingly emphasized a “culture of compliance” in those firms it regulated. The FSA carried out regular Advanced Risk Responsive Operating Framework (“ARROW”) assessments of regulated firms to ensure compliance with its rules and guidance. The FSA conducted risk assessments of Arch Insurance Company Europe in 2006 and 2008 and of Arch Insurance Company Europe and AUAL in 2011. The assessments provided the FSA’s views on Arch Insurance Company Europe’s and AUAL’s risk profile and regulatory capital requirements. In some cases, the FSA could have required remedial action or adjustments to a company’s management, operations, capital requirements, claims management or business plan.
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information and which compete effectively and have the interests of their customers and the integrity of the market at the heart of how they run their business. The responsibilities of the FSA were split so that the PRA assumed responsibility for prudential regulation of banks and insurers, while the FCA assumed responsibility for the conduct of business regulation in the wholesale and retail markets. The ARROW assessment has been replaced, and the PRA and FCA adopted separate methods of assessing regulated firms. Arch Insurance Company Europe and AUAL are subject to regulation by both the PRA and FCA. Arch Risk Partners is subject to regulation by the FCA only.
Lloyd’s Supervision. The operations of AUAL and related Arch Syndicate 2012 and its corporate member, Arch Syndicate Investments Ltd (“ASIL”), are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd’s, and requirements made under those byelaws. The Council of Lloyd’s, established in 1982 by Lloyd’s Act 1982, has overall responsibility and control of Lloyd’s. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd’s market, including specifying conditions in relation to underwriting and claims operations of Lloyd’s participants. Lloyd’s is also subject to the provisions of the FSMA and was itself authorized and regulated as an insurer by the FSA. As of April 1, 2013, Lloyd's is authorized by the PRA and regulated by the PRA and FCA. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or FCA's rules, although the PRA has delegated certain of its powers, including some of those relating to prudential requirements, to Lloyd’s. ASIL, as a member of Lloyd’s, is required to contribute 0.5% of Arch Syndicate 2012’s premium income limit for each year of account to the Lloyd’s central fund. The Lloyd’s central fund is available if members of Lloyd’s assets are not sufficient to meet claims for which the member is liable. As a member of Lloyd’s, ASIL may also be required to contribute to the central fund by way of a supplement to a callable layer of up to 3% of Arch Syndicate 2012’s premium income limit for the relevant year of account. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd’s licenses. Such activities must be in compliance with the Lloyd’s requirements.
Financial Resources. Arch Insurance Company Europe, AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) and Arch Risk Partners were each required to demonstrate to the FSA that each had adequate financial assets to meet the financial resources requirement for its category. However, since the FSA split into the PRA and FCA, Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) are now each be required to demonstrate the adequacy of its financial assets to the PRA, while Arch Risk Partners is required to demonstrate the adequacy of its financial assets to the FCA. On a periodic basis, Arch Insurance Europe was required to provide the FSA and Lloyd’s with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enabled the FSA and Lloyd’s to provide individual capital guidance and requirements to Arch Insurance Europe. Following the split of the FSA into the PRA and FCA, similar requirements from the PRA have taken effect. Arch Insurance Europe’s surplus is above the risk-based capital threshold allowed by the FSA’s (now PRA's) individual capital assessment of Arch Insurance Europe. The FSA required, and now the PRA requires, that Arch Insurance Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.

Reporting Requirements. Like all U.K. companies, Arch Insurance Europe and Arch Risk Partners must file and submit their annual audited financial statements in accordance with IFRS and related reports to the Registrar of Companies under the U.K. Companies Acts together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA (now the PRA or the FCA, as applicable) for Arch Insurance Company Europe, AUAL and Arch Risk Partners and, in the case of AUAL and ASIL, Lloyd’s.
Financial Services Compensation Scheme. The Financial Services Compensation Scheme (“FSCS”) is a scheme established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. FSCS is funded by levies it has the power to impose on all insurers. Arch Insurance Europe and/or Arch Risk Partners could be required to pay levies to FSCS.
Restrictions on Acquisition of Control. Under FSMA, the prior consent of the FSA was required, and now the PRA or FCA, as applicable, is required, before any person can become a controller or increase its control over any regulated company, including Arch Insurance Company Europe, AUAL and Arch Risk Partners, or over the parent undertaking of any regulated company. Therefore, the FSA’s prior consent was required, and now the PRA's or FCA's prior consent, as applicable, is required before any person can become a controller of ACGL. Prior consent is also required from Lloyd’s before any person can become a controller or increase its control over a corporate member or a managing agent or a parent undertaking of a corporate member or managing agent. A controller is defined for these purposes as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking.
Restrictions on Payment of Dividends. Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA required, and now the PRA or FCA, as applicable, requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Company Europe, AUAL, ASIL or Arch Risk Partners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources— Liquidity and Capital Resources” and note 20, “Statutory Information,” of the notes accompanying our financial statements.
European Union Considerations. Through their respective authorizations in the U.K., a Member State of the European Union (“EU”), Arch Insurance Company Europe’s, AUAL’s and Arch Risk Partners’ authorizations are recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe, AUAL and Arch Risk Partners to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the FSA. The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives adopted by the European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch Insurance Company Europe currently has branches in Denmark, Germany, Italy, Spain and Sweden and may establish branches in other Member States of the EU in the future. Further, through its authorizations in an EU Member State, Arch Risk Partners, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the FSA (now the PRA or FCA, as applicable).
On November 25, 2009, the EU adopted a new directive directed at insurance and reinsurance companies known as Solvency II. Solvency II is a new regulatory regime which will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I—quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II—qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III—market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Secondary legislation under Solvency II is currently being discussed by the European Parliament and Council and by the European Commission, and the directive will then have to be implemented in the U.K. by the U.K. Government, the PRA and the FCA (and in all other EU jurisdictions by their respective governments and insurance supervisors). The Solvency II directive is currently due to be transposed into national law by EU Member States on March 31, 2015 and due to apply to firms as of January 1, 2016. In the meantime, and as a result of the delays in enacting the so-called Omnibus II Directive (a directive intended to amend in part the existing solvency regime), the European Insurance and Occupational Pensions Authority (“EIOPA”) has published guidelines (“EIOPA Guidelines”) on the interim measures national supervisors should be taking before Solvency II comes into force, with such measures to be implemented through phasing-in provisions as of January 1, 2014. Arch Insurance Company Europe, AUAL and Syndicate 2012 will be required to comply with Solvency II requirements.
Canada Insurance Regulation
Arch Insurance Canada, which commenced underwriting on January 1, 2013, is subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. Arch Insurance Canada is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory.
Under the Insurance Companies Act (Canada), Arch Insurance Canada is required to maintain an adequate amount of capital in Canada, calculated in accordance with a test promulgated by OSFI called the Minimum Capital Test (“MCT”). Arch Insurance Canada is required to file financial information with OSFI on an ongoing basis, including annual audited financial statements in accordance with IFRS. The appointed actuary of our Canadian operations must report annually on the adequacy of their reserves. OSFI’s continuing supervision includes analysis of this information and periodic examinations of Arch Insurance Canada. OSFI has implemented a risk-based methodology for assessing insurance companies operating in Canada known as its “Supervisory Framework.” In applying the Supervisory Framework, OSFI considers the inherent risks of the business and the quality of risk management for each significant activity of operating entity.
Ireland Insurance and Reinsurance Regulation
General. The Central Bank of Ireland (“CBOI”) regulates insurance and reinsurance companies authorized in Ireland. We have two Irish operating subsidiaries: Arch Re Europe and Arch MI Europe. Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch MI Europe was licensed and authorized by the CBOI as a non-life insurer in December 2011.
Both Arch Re Europe and Arch MI Europe are subject to the regulation and supervision of the CBOI. Arch Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006, rules made thereunder and, insofar as relevant to reinsurance, the Irish Insurance Acts 1909 to 2009, regulations promulgated there under, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2013 as amended, regulations promulgated there under and directions, guidelines and codes of conduct issued by the CBOI, including from January 1, 2014, the CBOI Guidelines of Preparing for Solvency II issued by EIOPA on September 27, 2013. Irish authorized reinsurers, such as Arch Re Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2013. Arch MI Europe must comply with the Irish Insurance Acts 1909 to 2009, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2013, as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by the CBOI, including from January 1, 2014, the CBOI Guidelines of Preparing for Solvency II.
Financial Resources. Both Arch Re Europe and Arch MI Europe are required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish insurance acts and regulations mentioned above. Arch Re Europe must maintain assets constituting statutory reserves which must comply with principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. An appointed actuary must opine on the adequacy of the statutory reserves of both Arch Re Europe and Arch MI Europe annually.
Reporting Requirements. Like most Irish companies, Arch Re Europe and Arch MI Europe must file and submit their annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies (“Registrar”) under the Companies Acts 1963-2013 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI.
Restrictions on Payment of Dividends. Under Irish company law, Arch Re Europe and Arch MI Europe are permitted to make distributions only out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 20, “Statutory Information,” of the notes accompanying our financial statements.
European Union Considerations. As a reinsurance company authorized in Ireland, a Member State of the EU, Arch Re Europe’s authorization is recognized throughout the EEA, subject only to any notification requirements imposed by other EU Member States. This authorization enables Arch Re Europe to provide reinsurance services, or to establish a branch, in any other Member State of the EEA. Although, in doing so, it may be subject to the laws of such Member States with respect to the conduct of its business in such Member State, company law registrations and other matters, it will remain subject to financial and operational supervision by the CBOI only. Arch Re Europe has a branch in Denmark, Arch Re Accident & Health ApS (“Arch Re Denmark”), which is an underwriting agency underwriting accident and health business for Arch Re Europe. Arch Re Europe also has a branch in the U.K., which underwrites non-life reinsurance risk for Arch Re Europe. Finally, Arch Re Europe also has a branch outside the EEA, Arch Reinsurance Europe Underwriting Limited, Dublin (Ireland), Zurich Branch (“Arch Re Europe Swiss Branch”).
As an insurance company authorized in Ireland, a Member State of the EU, Arch MI Europe’s authorization is recognized throughout the EEA, subject to certain notifications requirements imposed under the European Directives and there being no objection from the CBOI and the Member States concerned, and it may establish branches and provide insurance services in all EEA Member States.
Switzerland Reinsurance Regulation
In November 2006, Arch Re Bermuda opened Arch Reinsurance Ltd., Hamilton (Bermuda), European Branch Zurich (“Arch Re Bermuda Swiss Branch”). In December 2008, Arch Re Europe opened Arch Re Europe Swiss Branch as a branch office. Upon the opening of this branch in the fourth quarter of 2008, the operations of Arch Re Bermuda Swiss Branch were transferred to Arch Re Europe Swiss Branch. Arch Re Bermuda Swiss Branch was formally de-registered from the commercial register of the Canton of Zurich in early 2009. As both Arch Re Europe and Arch Re Bermuda are domiciled outside of Switzerland and their activities were and are limited to reinsurance, their respective branches in Switzerland were and are not required to be licensed by the Swiss insurance regulatory authorities.
European Union Insurance and Reinsurance Regulation
The single system established in the EU for regulation and supervision of the general insurance sector and its single passport regime had until 2007 applied only to direct insurance, and there was no common regulation of reinsurance in the EU. However, direct insurers established in a Member State of the EEA who were also authorized by their domestic regulatory authorities to transact reinsurance have had freedom to establish branches in and provide insurance services to all EEA states and that freedom has in practice been extended to their reinsurance activities. In December 2005, the EU published the Reinsurance Directive (the “Directive”) as a first step in harmonization of reinsurance regulation in the single market. Member States of the EU and the EEA were required to implement the Directive by December 2007. Pure reinsurers established in a Member State of the EU now have freedom to establish branches in and provide services to all EEA states under a regime comparable to that enjoyed by direct insurers, and they will be subject to similar rules in relation to licensing and financial supervision.
Arch Insurance Company Europe, AUAL and Arch Risk Partners, being established in the U.K. and authorized by the FSA (now the PRA and FCA), are able, subject to regulatory notifications and there being no objection from the relevant U.K. regulator, and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States. Arch Re Europe, being established in Ireland and authorized by the CBOI to write reinsurance, is able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services in those EEA states which have implemented the

Directive. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in particular Member States, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda based reinsurers with market access on the basis of the equivalent nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States, and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA. The Directive is scheduled to be repealed and replaced by new provisions under Solvency II on January 1, 2016. However, this may change depending on whether the implementation date for Solvency II is extended again from January 1, 2016.
Article 172 of Solvency II will, when it comes into force, provide that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. The European Commission is considering whether the solvency regime in Bermuda is equivalent to that laid down in Solvency II. In October 2011, EIOPA, which is established under European Law as an independent advisory body to the European Parliament, the European Council and the European Commission and specifically to assist in preparing equivalence decisions, advised that Bermuda meets the criteria set out in EIOPA’s methodology for equivalence assessments under Solvency II subject to certain caveats set out in EIOPA’s report. EIOPA will revisit its assessment of the equivalence of the solvency regime in Bermuda when implementation measures for Solvency II have been agreed.
On September 27, 2013, EIOPA published the EIOPA Guidelines, which are intended to ensure that national EEA supervisors, insurance and reinsurance companies and groups take active steps towards implementing key areas of Solvency II in a consistent and convergent way. The EIOPA Guidelines, which are addressed to national EEA supervisors and require local implementation, are applicable on a phased basis from January 1, 2014 and cover the Solvency II areas of systems of governance, forward-looking assessment of “own risks,” submission of information to national supervisors and pre-application of internal models.
TAX MATTERS
The following summary of the taxation of ACGL and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.
The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under “—Taxation of ACGL—Bermuda” and “—Taxation of Shareholders—Bermuda Taxation” is based upon the advice of Conyers Dill & Pearman Limited, Hamilton, Bermuda and (b) under “—Taxation of ACGL—United States,” “—Taxation of Shareholders—United States Taxation,” “—Taxation of Our U.S. Shareholders” and “—United States Taxation of Non-U.S. Shareholders” is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of ACGL). The summary is based upon current law and is for general information only. The tax treatment of a holder of our shares (common shares or series C non-cumulative preferred shares), or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder’s particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.
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

United Kingdom
Our U.K. subsidiaries are companies incorporated and have their central management and control in the U.K., and are therefore resident in the U.K. for corporation tax purposes. As a result, they will be subject to U.K. corporate tax on their respective worldwide profits. The main rate of U.K. corporation tax for the financial year starting April 1, 2013 is 23% on profits, but progressive decreases in the rate have been announced to take effect on April 1, 2014 through 2015 from 21% to 20%.
Canada
In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. Effective January 1, 2013, the branch operation was domesticated into Arch Insurance Canada, a Canadian federal insurance company subsidiary of Arch Insurance. Arch Insurance Canada is taxed on its worldwide income. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 10% and 16%.
Ireland
Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch MI Europe was licensed and authorized by the CBOI as a non-life insurer in 2011. Each of Arch Re Europe and Arch MI Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of Arch Re Europe Swiss Branch and its U.K. branch. Any creditable foreign tax (i.e., Swiss or U.K.) payable will be creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s Swiss and U.K. branches. The current rate of Irish corporation tax applicable to such profits is 12.5%.
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
Denmark
Arch Re Denmark, established as a subsidiary of Arch Re Bermuda, is subject to Danish corporation taxes on its profits at a rate of 25% for 2013 and the preceding years. For 2014, the corporate tax rate has been reduced to 24.5%, for 2015 to 23.5% and for 2016 and onwards to 22%.
Taxation of Shareholders
The following summary sets forth certain United States federal income tax considerations related to the purchase, ownership and disposition of our common shares and our series C non-cumulative preferred shares (“preferred shares”). Unless otherwise stated, this summary deals only with shareholders (“U.S. Holders”) that are United States Persons (as defined below) who hold their common shares and preferred shares as capital assets and as beneficial owners. The following discussion is only a general summary of the United States federal income tax matters described herein and does not purport to address all of the United States federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. In addition, the following summary does not describe the United States federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt organizations, expatriates or persons who hold the common shares or preferred shares as part of a hedging or conversion transaction or as part of a straddle, who may be subject to special rules or treatment under the Code. This discussion is based upon the Code, the Treasury regulations promulgated there under and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States, or of any foreign government, that may be applicable to our common shares or preferred shares or the shareholders. Persons considering making an investment in the common shares or preferred shares should consult their own tax advisors concerning the application of the United States federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.
If a partnership holds our common shares or preferred shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding our common shares or preferred shares, you should consult your tax advisor.
For purposes of this discussion, the term “United States Person” means:

•	a citizen or resident of the United States,

•	a corporation or entity treated as a corporation created or organized in or under the laws of the United States, any state thereof, or the District of Columbia,

•	an estate the income of which is subject to United States federal income taxation regardless of its source,

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
United States Taxation
Taxation of Dividends. The preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the CFC, “related person insurance income” (“RPII”) and PFIC rules, as defined below, cash distributions, if any, made with respect to our common shares or preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S. Holder of our common shares or our preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder that constitute qualified dividend income will be taxable at the rate applicable for long-term capital gains (generally up to 20%), provided that such person meets a holding period requirement. Generally in order to meet the holding period requirement, the United States Person must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or preferred shares generally will be qualified dividend income, provided the common shares or preferred shares are readily tradable on an established securities market in the U.S. in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ Stock Market or the New York Stock Exchange) and ACGL is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the preferred shares will be considered readily tradable on an established securities market in the United States. See “—Taxation of Our U.S. Shareholders” below.
A U.S. Holder that is an individual, estate or a trust that does not fall into a special class of trusts that is exempt from such tax, will be subject to a 3.8% tax on the lesser of (1) the U.S. Holder’s “net investment income” for the relevant taxable year and (2) the excess of the U.S. Holder’s modified adjusted gross income for the taxable year over a certain threshold (which in the case of individual will be between $125,000 and $250,000, depending on the individual’s circumstances). A U.S. Holder’s net investment income will generally include its dividend income and its net gains from the disposition of our common shares and preferred shares, unless such dividend income or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities).
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
Taxation of Our U.S. Shareholders
Controlled Foreign Corporation Rules
Under our bye-laws, the 9.9% voting restriction applicable to the Controlled Shares of a U.S. Person (as defined in our bye-laws) generally does not apply to certain of our investors. Depending upon the ownership of these investors and as a result of certain attribution rules, we and our foreign subsidiaries could be controlled foreign corporations (“CFCs”). That status as a CFC would not cause us or any of our subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. Holder that is considered to own less than 10% of the total combined voting power of our shares or those of our foreign subsidiaries. Only U.S. Holders that are considered to own 10% or more of the total combined voting power of our shares or those of our foreign subsidiaries (taking into account shares actually owned by such U.S. Holder as well as shares attributed to such U.S. Holder under the Code or the regulations there under) (a “10% U.S. Voting Shareholder”) would be affected by our status as a CFC. The preferred shares generally should not be considered voting stock for purposes of determining whether a United States Person would be a "10% U.S. Voting Shareholder." The shares may, however, become entitled to vote (as a class along with any other class of preferred shares of ACGL then outstanding) for the election of two additional members of the board of directors of ACGL if ACGL does not declare and pay dividends for the equivalent of six or more dividend periods. In such case, the preferred shares should be treated as voting stock for as long as such voting rights continue. Our bye-laws are intended to prevent any U.S. Holder from being considered a 10% U.S. Voting Shareholder by limiting the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote. However, because under our bye-laws certain funds associated with Warburg Pincus LLC and Hellman & Friedman LLC generally are entitled to vote their directly owned common shares in full, a U.S. Holder that is attributed (under the Code or the regulations there under) common shares owned by such funds may be considered a 10% U.S. Voting Shareholder. If we are a CFC, a U.S. Holder that is considered a 10% U.S. Voting Shareholder would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of ACGL and our subsidiaries attributable to “subpart F income” (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of our shares to the extent of the current and accumulated earnings and profits attributable to such shares.
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

The PFIC statutory provisions contain an express exception for income “derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business…” This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we are not a PFIC, and we will use reasonable best efforts to cause us and each of our majority owned non-U.S. insurance subsidiaries not to constitute a PFIC.
No regulations interpreting the substantive PFIC provisions have yet been issued. Each U.S. Holder should consult his tax advisor as to the effects of these rules.
Proposed Legislation
On November 19, 2013, Senate Finance Committee then-Chairman Max Baucus (D-MT) released a tax reform discussion draft on international tax issues. A provision in the discussion draft would change the definition of a U.S. shareholder for CFC purposes and overhaul the PFIC rules, including eliminating the PFIC exception for certain insurance companies. On February 26, 2014, the House Ways and Means Committee Chairman Dave Camp published a tax reform proposal titled “Tax Reform Act of 2014.” The tax form proposal contains a provision that would significantly modify the PFIC exception for certain insurance companies.
Prospective investors should consult their own tax advisor regarding the likelihood that the provisions in these discussion drafts and tax reform proposal are enacted and any effect of such provisions.
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
Sections 1471 through 1474 to the Code, known as the Foreign Account Tax Compliance Act (“FATCA”), impose a withholding tax of 30% on (i) U.S.-source interest, dividends and certain other types of income, and (ii) the gross proceeds from the sale or disposition of assets which produce such types of income, which are received by a foreign financial institution (“FFI”), unless such FFI enters into an agreement with the IRS to obtain certain information as to the identity of the direct and indirect owners of accounts in such institution. In addition, a 30% withholding tax may be imposed on the above payments to certain non-financial foreign entities which do not (i) certify to each respective withholding agent that they have no “substantial U.S. owners” (i.e., a U.S. 10% direct or indirect shareholder), or (ii) provide such withholding agent with the certain information as to the identity of such substantial U.S. owners. The United States is in the process of negotiating intergovernmental agreements to implement FATCA (“IGAs”) with a number of jurisdictions. Bermuda has signed an IGA with the United States. Different rules than those described above may apply under such an IGA.

Withholding on U.S.-source interest, dividends and certain other types of income will apply beginning on July 1, 2014, and withholding on gross proceeds will apply beginning on January 1, 2017.  Prospective investors are urged to consult their own tax advisors as to the filing and information requirements that may be imposed on them in respect of their ownership of our common share or preferred shares.
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
Insurance and Reinsurance
The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, continued consolidation within the insurance and reinsurance industry will further enhance the already competitive underwriting environment. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alleghany Corporation, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd., Validus Holdings Ltd and XL Group plc. We do not believe that we have a significant market share in any of our markets.
Financial institutions and other capital markets participants also offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years, capital market participants have been increasingly active in the reinsurance market and markets for related risks. Certain of the new companies entering the insurance and reinsurance markets are pursuing more aggressive investment strategies than do we and other traditional reinsurers, which may result in further downward pressure on premium rates. In this regard, we are co-sponsoring, along with Highbridge Principal Strategies, L.L.C. (a JP MorganChase company) (“Highbridge”), Watford Re Ltd. (“Watford”), a new property and casualty reinsurer for which we will perform underwriting services and Highbridge will manage the investments, seeking higher yields and potentially assuming more risk than in our investment portfolio. If the investment and/or insurance underwriting strategy are not successful, we may be exposed to a risk of loss on our investment and in respect of the reinsurance cessions. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate.
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
Mortgage Insurance
The private mortgage insurance industry is highly competitive. The principal sources of our U.S. competition are other private mortgage insurers, the Federal Housing Administration (“FHA”) and other alternatives to private mortgage insurance. We compete with other private mortgage insurers on the basis of pricing, terms and conditions, underwriting guidelines, loss mitigation practices, financial strength, reputation, customer relationships, technology, service and other factors. One or more private mortgage insurers may seek increased market share by reducing pricing, or loosening their underwriting guidelines or practices, which could adversely affect our mortgage insurance operations. Competition within the private mortgage insurance industry could result in the loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses.
The mortgage insurance industry’s business has been limited as a result of competition with FHA, which substantially increased its market share beginning in 2008. Factors that could cause FHA to maintain or increase its share of the mortgage insurance market include:

•	a reduction in the premiums charged for government mortgage insurance or a loosening of underwriting guidelines;

•	imposition of additional loan level fees by the government sponsored entities (“GSEs”), Fannie Mae and Freddie Mac, on loans that require mortgage insurance;

•	increases in GSE guaranty fees and the difference in the spread between Fannie Mae mortgage-backed securities (“MBS”) and Ginnie Mae MBS; and

•	the implementation of new regulations under the Dodd-Frank Act and the Basel III Rules.
If the FHA or other government-sponsored mortgage insurance programs maintain or increase their share of the mortgage insurance market, our mortgage insurance business could be adversely affected.
In addition to FHA and other federal mortgage insurance programs, lenders and investors may select other alternatives to private mortgage insurance, including:

•	state-supported mortgage insurance funds in several states;

•	lenders and other investors holding mortgages in portfolio and self-insuring;

•
investors using credit enhancements other than mortgage insurance, using other credit enhancements in conjunction with reduced levels of mortgage insurance coverage, or accepting credit risk without credit enhancement; and

•
lenders originating mortgages using “piggy-back” structures to avoid mortgage insurance, such as a first mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% LTV that has mortgage insurance.

Any alternatives to private mortgage insurance that develop could adversely affect our operations. Any failure by us to effectively compete within and outside the mortgage insurance industry could adversely affect our financial condition and results of operations.
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
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury, our U.S. insurance operations may be covered under TRIPRA for up to 85% of its losses for 2013 and future years, in each case subject to a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages for 2013 through 2014. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. In addition, TRIPRA expires on December 31, 2014, and there can be no assurance that Congress will extend TRIPRA or will not make significant changes to the law. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, or TRIPRA is not extended, our financial condition and results of operations could be materially adversely affected.
The insurance and reinsurance industry is subject to regulatory and legislative initiatives or proposals from time to time which could adversely affect our business.
From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that are at present being considered are the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group.
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
Solvency II, the EU regulatory regime which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. Although Solvency II was originally supposed to have become effective by November 1, 2012, a proposed Omnibus II directive was to set revised dates for transposition and implementation of Solvency II by the EU Member States. However, there have been a series of delays in the European Parliament vote to approve the Omnibus II directive. To avoid legal uncertainty, the EU Commission successively enacted two short directives which amend Solvency II with regard to the dates of its transposition and implementation by EU Member States. The current proposed date for transposition of Solvency II by EU Member States, as set out in the most recent amending directive, is March 31, 2015 with the implementation of Solvency II by January 1, 2016. Further delay in the implementation of Solvency II is possible, but the extent and nature of the delay is uncertain.
The detail of the Solvency II project will be set out in “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. The European Commission plans to publish drafts for any of these measures in the Spring of 2014. Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort. Regulators in Bermuda and other jurisdictions in which we operate are also considering various proposals for financial and regulatory reform. The BMA has implemented and imposed additional requirements on the companies it regulates, such as Arch Re Bermuda, as part of its efforts to achieve equivalence under Solvency II. While the BMA regulates Arch Re Bermuda as a long-term and general business insurer under the Insurance Act in Bermuda, the impact of the Group Rules may have an adverse effect on ACGL and our operations. The future impact of such initiatives, if any, on our results of operations or our financial condition cannot be determined at this time. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition, including the capital we are required to hold. In light of the delays in implementation of Solvency II, it is unclear when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. If the European Commission does not recognize the regime in Bermuda to be equivalent, this could have an adverse effect on our operations.
The U.S. mortgage insurance industry is subject to substantial federal and state regulation, which has increased in recent years. The U.S. mortgage insurance industry is also subject to increased federal and state regulatory scrutiny (including by state insurance regulatory authorities), which could generate new regulations, regulatory actions or investigations. Failure to comply with federal and state regulations promulgated by federal consumer protection authorities and state insurance regulatory authorities could lead to enforcement or disciplinary action, including the imposition of penalties and the revocation of our authorization to operate.

Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.
Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure. We establish reserves for losses and loss adjustment expenses which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. Changes in the assumptions used by these models or by management could lead to an increase in our estimate of ultimate losses in the future. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Unfavorable development in any of these factors could cause the level of reserves to be inadequate. In addition, the estimation of loss reserves is also more difficult during times of adverse economic and market conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
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
As of December 31, 2013, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $7.1 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2013.
In accordance with mortgage insurance industry practice, we only establish loss reserves for loans in our existing default inventory. Because our mortgage insurance reserving process does not take account of the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not intended to be an estimate of total future losses. Our expectation of total future losses under our mortgage insurance policies in force at any period end is not reflected in our financial statements. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. There can be no assurance that premium deficiency reserves will not be required in future periods. If this were to occur, our results of operations and financial condition could be adversely affected.

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
For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we seek to limit our 1-in-250 year return period net probable maximum loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones. Our loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. Catastrophe modeling is a relatively new discipline that utilizes a mix of historical data, scientific theory and mathematical methods. We believe that there is considerable uncertainty in the data and parameter inputs for insurance industry catastrophe models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophic event. This potential difference could be even greater for perils with less modeled annual frequency, such as U.S. earthquake, or less modeled annual severity, such as European windstorm. We are also reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following a catastrophic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events.” Depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.
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
Unexpected political legislative or judicial developments related to coverage may adverse affect us.
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
The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. The NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the ORSA Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, applicable to the insurer and/or the insurance group of which it is a member. We operate within an ERM framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework. There can be no assurance that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments.
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
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices that can be stolen, lost or damaged.
We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems, and we periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a comprehensive business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plan is routinely tested and evaluated for adequacy. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.
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
The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2013.
The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2013. Instead, our current loss reserves are primarily based on estimates of exposures on reported claims and estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves. Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
The price of our common shares may be volatile.
There has been significant volatility in the market for equity securities. During 2013 and 2012, the price of our common shares fluctuated from a low of $44.00 to a high of $59.78 and from a low of $35.49 to a high of $45.16, respectively. On February 24, 2014, our common shares closed at a price of $55.23. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

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
We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2013, approximately 16.0% and 17.0% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2013. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or loss of all or a substantial portion of the business provided by these brokers could have a material adverse impact on our business, financial condition and results of operations.
We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.
For certain business conducted by our insurance group, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. In addition, Arch MI U.S. delegates the underwriting of a significant percentage of its primary new insurance written to certain mortgage lenders. Under this delegated underwriting program, the approved customer may determine whether mortgage loans meet our mortgage insurance program guidelines and commit us to issue mortgage insurance. We rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor such business on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, our insureds or other third parties may commit fraud or otherwise breach their obligations to us. To the extent that our agents, our insureds or other third parties exceed their underwriting authorities, commit fraud or otherwise breach obligations owed to us in the future, our financial condition and results of operations could be materially adversely affected.
We are exposed to credit risk in certain of our business operations.
In addition to exposure to credit risk related to our investment portfolio, reinsurance recoverables and reliance on brokers and other agents (each discussed elsewhere in this section), we are exposed to credit risk in other areas of our business related to policyholders. We are exposed to credit risk in our insurance group’s surety unit where we guarantee to a third party that our policyholder will satisfy certain performance or financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder. We are exposed to credit risk in our insurance group’s construction and national accounts units where we write large deductible insurance policies. Under these policies, we are typically obligated to pay the claimant the full amount of the claim (shown as “contractholder payables” on our consolidated balance sheets). We are subsequently reimbursed by the policyholder for the deductible amount (shown as “contractholder receivables” on our consolidated balance sheets), which can be a set amount per claim and/or an aggregate amount for all covered claims. As such, we are exposed to credit risk from the policyholder. Additionally, we write retrospectively rated policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). In this instance, we are exposed to credit risk to the extent the adjusted premium is greater than the original premium. While we generally seek to mitigate this risk through collateral agreements that require the posting of collateral in such forms as cash and letters of credit from banks, our efforts to mitigate the credit risk that we have to our policyholders may not be successful. Although we have not experienced any material credit losses to date, an increased inability of our policyholders to meet their obligations to us could have a material adverse effect on our financial condition and results of operations.
Our investment performance may affect our financial results and ability to conduct business.
Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (72.1% as of December 31, 2013). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. Changing market conditions could materially affect the future valuation of securities in our investment portfolio, which could cause us to impair some portion of those securities. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
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
In addition, our investment portfolio includes residential MBS. As of December 31, 2013, MBS constituted approximately 8.4% of our cash and invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.
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

The residential mortgage market in the U.S has experienced a variety of difficulties in certain underwriting periods and is only recently recovering from a period of severe home price depreciation. It is uncertain whether this recovery will continue. Delinquencies and losses with respect to residential mortgage loans generally increased for such periods and may continue to increase, particularly in the subprime sector. In addition, residential property values in many states have declined or remained stable after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At December 31, 2013, CMBS constituted approximately 7.6% of our cash and invested assets. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.
Mortgage insurance losses result when a borrower becomes unable to continue to make mortgage payments and the home of such borrower cannot be sold for an amount that covers unpaid principal and interest and the expenses of the sale. Deteriorating economic conditions increase the likelihood that borrowers will have insufficient income to pay their mortgages and can adversely affect housing values. In addition, natural disasters or other catastrophic events could result in increased claims if such events adversely affected the employment and income of borrowers and the value of homes. Any of these events or deteriorating economic conditions could cause our mortgage insurance losses to increase and adversely affect our results of operations and financial condition.
Also, in each year, a significant portion of our mortgage insurance premiums will be from mortgage insurance written in prior years. Accordingly, the length of time insurance remains in force, referred to as persistency, is a significant driver of mortgage insurance revenues. Factors affecting persistency include:

•	current mortgage interest rates compared to those rates on our insurance in force, which affects the likelihood of the insurance in force to be subject to borrower refinance;

•	the amount of home equity, as homeowners with more equity in their homes can generally more readily move to a new residence or refinance their existing mortgage; and

•
Mortgage insurance cancellation policies of mortgage investors and the cancellation of borrower-paid mortgage insurance, either upon request of the borrower or as required by law based upon the amortization schedule of the loan.

If these or other factors cause the length of time our mortgage insurance policies remain in force to decline, our mortgage insurance revenues could be adversely affected.
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
The global recession and disruption of the financial markets has led to concerns over access to capital markets and the solvency of EU Member States, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, these countries. As of December 31, 2013, our investment portfolio does not contain significant investments in government bonds issued by Portugal, Ireland, Italy, Greece and Spain and in financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, those countries (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets”). The continued uncertainty over the outcome of international financial support programs and the possibility that EU Member

States may experience similar financial troubles could further disrupt global markets. Recent rating agency downgrades on certain European sovereign debt, as well as downgrades on certain European financial institutions, and growing concern of the potential default of government issuers or of a possible withdrawal by one or more EU Member States from the Eurozone and/or a break-up of the EU has further contributed to this uncertainty. The negative impact of these events on economic conditions and global markets could have an adverse effect on our business, financial condition and liquidity. For example, this crisis may cause the value of the European currencies, including the Euro, to further depreciate against the U.S. Dollar, which in turn could materially adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, the applicable legal framework and the terms of our Euro-denominated insurance policies and reinsurance agreements generally do not address withdrawal by a member state from the Eurozone or a break-up of the EU, which could create uncertainty in our payment obligations and rights under those policies and agreements in the event that such a withdrawal or break-up does occur. Additionally, a contagion effect of a possible default of one or more EU Member States and/or their withdrawal from the Eurozone, or the failure of financial institutions, on the global economy, including other EU Member States and our counterparties located in those countries, or a break-up of the EU could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including regulatory requirements, our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to access the capital necessary to develop our business and replace, in a timely manner, our letters of credit facilities upon maturity. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources— Liquidity and Capital Resources.”
If we are unable to timely implement our U.S. mortgage insurance strategy, our financial results could be adversely affected.
On January 30, 2014, our U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company (renamed “Arch MI U.S.” subject to receipt of applicable state approvals). Prior to the acquisition, CMG Mortgage Insurance Company had been a GSE-approved mortgage insurance company limited to only credit union customers. Our strategy is to broaden Arch MI U.S.’s customer base to national and regional mortgage banks and originators, while maintaining and increasing Arch MI U.S.’s share of the mortgage insurance credit union market. Our success will depend upon, among other factors, our ability to:

•	develop business relationships with national and regional mortgage banks and originators and obtain their approvals as an authorized mortgage insurance provider;

•	develop and implement necessary e-commerce connectivity with new customers’ mortgage origination systems;

•	maintain and expand business relationships with existing credit union customers;

•	integrate various technology systems of Arch MI U.S. into our existing operating and technology systems; and

•	retain and attract talent at Arch MI U.S. necessary to implement our U.S. mortgage insurance strategy.
Because of these factors, economic conditions and competitive dynamics, the extent to which we will be successful implementing our U.S. mortgage insurance strategy, and the timing of implementation, are uncertain. If we are unable to timely attract new, and retain existing, customers and process business efficiently and reliably, our results of operations and financial condition could be adversely affected.
Our acquisition of CMG Mortgage Insurance Company may expose us to unknown liabilities.
In the acquisition, we purchased all of the outstanding equity interests of CMG Mortgage Insurance Company and three other mortgage insurers as well as certain information technology and other assets of PMI (the “Acquired Mortgage Operations”). We will generally be subject to all liabilities associated with the Acquired Mortgage Operations, other than certain excluded liabilities as set forth in the purchase agreements. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about the Acquired Mortgage Operations that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.
We may fail to realize the growth prospects and other benefits anticipated from the Acquired Mortgage Operations.
The success of the acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from acquiring the Acquired Mortgage Operations. We may never realize these business opportunities and growth prospects. Integrating the Acquired Mortgage Operations will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the acquired operations or take write offs or impairment charges and may be subject to unanticipated or unknown liabilities relating to the Acquired Mortgage Operations. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities. If any of these factors limit our ability to integrate the Acquired Mortgage Operations successfully or on a timely basis, the expectations of future results of operations following the acquisition might not be met.
We will incur significant transaction and acquisition-related integration costs in connection with the Acquired Mortgage Operations.
We are currently integrating the Acquired Mortgage Operations into our operations. Although we anticipate achieving synergies in connection with the acquisition, we also expect to incur costs to implement such cost savings measures. We cannot at this time identify the timing, nature and amount of all such charges. The significant acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the Acquired Mortgage Operations, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or time frame or at all. Investors should not place undue reliance on the anticipated benefits of the acquisition in making their investment decision.
The ultimate performance of the mortgage insurance portfolio we acquired in connection with our acquisition of the Acquired Mortgage Operations remains uncertain.
CMG Mortgage Insurance Company incurred significant losses during the period 2008 to 2012. At the closing of the acquisition, CMG Mortgage Insurance Company had insurance in force of approximately $21.5 billion. The ultimate performance of the portfolio we acquired remains uncertain and subject to factors outside of our control, including, among others, changes in unemployment, home prices and interest rates in the U.S. Deteriorating economic conditions in the U.S. would adversely affect the performance of our acquired U.S. mortgage insurance portfolio and could adversely affect our results of operations and financial condition. Pursuant to the Purchase Agreement, we may pay additional consideration to the former owners of CMG Mortgage Insurance Company based on the actual results of CMG Mortgage Insurance Company’s pre-closing portfolio over an agreed upon period.
The costs savings we expect to realize from our services agreement with PMI may fail to materialize and the provision of services to PMI could hinder our ability to execute our U.S. mortgage insurance business plan and strategy.
We have entered into a multi-year services agreement with PMI (the “Services Agreement”) pursuant to which we will perform or assist with many of PMI's run-off operations. We will provide run-off services to PMI “at cost” as determined by reference to operational metrics specified in the Services Agreement. We believe that this arrangement with PMI will allow us to leverage our own operations and reduce certain of our fixed costs associated with our information technology systems and other mortgage insurance operations. The services that we are required to provide PMI cover many aspects of PMI’s run-off operations, including policy reporting and servicing, and financial, actuarial, HR and legal services. If the time and resources necessary to provide the services are greater than anticipated, and we are therefore unable to provide such services with existing personnel, we may not fully achieve the expense reductions anticipated. If the level of services required is less than anticipated or the Services Agreement is terminated earlier than we expect, we may charge PMI a lower than anticipated portion of our own fixed costs and we may not achieve the expense reductions anticipated. In addition, the performance of its obligations under the Services Agreement could distract our management from the execution of our U.S. mortgage insurance business plan and strategy. If we fail to perform required services or perform services in a manner that does not meet specified performance standards, PMI may terminate the Services Agreement and could exercise other remedies against us, including, under certain circumstances, seeking damages and the release to PMI of source code relating to our technology systems. If any of these events were to occur, our financial condition and results of operations could be adversely affected.
The information technology systems from the Acquired Mortgage Operations may not perform as expected, may be unable to meet the demands of customers, may become outmoded, or may be temporarily interrupted or fail.
In connection with the Acquired Mortgage Operations, we acquired the technology and operating systems of PMI. We will use these systems to service our U.S. mortgage insurance portfolios. Accordingly, our U.S. mortgage insurance business is highly dependent on the effective operation of these newly acquired systems. While we believe that the acquired systems are adequate to service our U.S. mortgage insurance portfolios, there can be no assurance that they will operate in all manners in which we intend or exhibit the functionality and performance we expected or possess all of the functionality required by customers currently or in the future.
Mortgage insurance customers require that we conduct our business in a secure manner, electronically via the Internet or via electronic data transmission. We must continually invest significant resources in establishing and maintaining electronic connectivity with customers. In order to integrate electronically with new customers, we require electronic connections between our systems and those of the industry's largest mortgage servicing systems and leading loan origination systems. Arch MI U.S. currently possesses connectivity with certain of these external systems, but there is no assurance that such connectivity is sufficient and we are undertaking new electronic integration efforts with third-party loan servicing and origination systems. Such efforts could significantly delay entry into certain markets or customers as the electronic integration process requires time and effort to complete. Our business, financial condition and operating results may be adversely affected if we do not possess or timely acquire the requisite set of electronic integrations necessary to keep pace with the technological demands of customers.
Our mortgage insurance systems are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events and errors in usage. Although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion. Because we rely on our technology systems for many critical functions, including connecting with our customers, if such systems were to fail or become outmoded, we may experience a significant disruption in our operations and in the business we receive and process, which could adversely affect our results of operations and financial condition.
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
If the volume of low down payment mortgage originations declines, the amount of mortgage insurance we write in the U.S. could decline, which would reduce our mortgage insurance revenues.
The size of the U.S. mortgage insurance market depends in large part upon the volume of low down payment home mortgage originations. Factors affecting the volume of low down payment mortgage originations include, among others:

•	restrictions on mortgage credit due to stringent underwriting standards and liquidity issues affecting lenders;

•	changes in mortgage interest rates and home prices, and other economic conditions in the U.S. and regional economies;

•	population trends, including the rate of household formation; and

•	U.S. government housing policy.
A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our new insurance written and reduce mortgage insurance revenues.

If the role of the GSEs in the U.S. housing market changes, or if the GSEs change other policies or practices, the amount of insurance that we write could decrease.
The GSEs are the beneficiaries of a significant portion of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. Accordingly, changes in the following or other GSE policies could significantly affect our U.S. mortgage insurance operations:

•	the amount of loans purchased by the GSEs that require mortgage insurance;

•	the level of private mortgage insurance coverage lenders select when private mortgage insurance is used as the required credit enhancement on low down payment mortgages;

•	GSE pricing, including the amount of loan level fees that the GSEs assess on loans that require mortgage insurance, which could reduce the demand for our products;

•	loan eligibility standards for loans purchased by the GSEs, which impact the conforming mortgage loan origination market, including loan quality and availability;

•	terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds required by law;

•	purchases by the GSEs of credit enhancements other than mortgage insurance;

•	whether the GSEs influence mortgage lenders’ selection of mortgage insurers providing coverage; and

•	the size of loans that are eligible for purchase or guaranty by the GSEs.
The charters of the GSEs require credit enhancement for low down payment mortgages in order for such loans to be eligible for purchase or guarantee by the GSEs. Lenders have typically used mortgage insurance to satisfy GSE charter credit enhancement requirements. If the charters of the GSEs were amended to change or eliminate the acceptability of private mortgage insurance, our new mortgage insurance business could decline significantly.
The GSEs are operating under the conservatorship of the Federal Housing Finance Agency. In conservatorship, the GSEs could change their practices with respect to mortgage insurance or individual mortgage insurers, which could affect mortgage insurance coverage required by the GSEs on mortgage loans or Arch MI U.S.’s status as an eligible mortgage insurer. The GSEs practices also may be impacted by legislative or regulatory changes. The U.S. Congress is examining the role of the GSEs in the U.S. housing market and may implement structural and other changes to the GSEs. Since 2011, a number of legislative proposals have been introduced with regard to the future role of the GSEs, the structure of the secondary market and the role of the Federal government within the mortgage market. We cannot predict whether any of these proposals will become law or the impact any future legislation will have on our U.S. mortgage insurance operations.
As a result of the foregoing issues, it is uncertain what role the GSEs and the mortgage insurance industry will play in the housing finance system in the future or the impact of any such changes on Arch MI U.S. Changes in the GSEs’ roles or practices could have a material adverse effect on our U.S. mortgage insurance business.
The premiums we charge for mortgage insurance on insured loans and the associated investment income may not be adequate to compensate for future losses from these loans.
We set premiums at the time a policy is issued based upon our expectations regarding likely performance over the life of insurance coverage. We generally cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, losses from higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by non-renewal or cancellation of insurance coverage. The premiums we charge on our insurance in force and the associated investment income may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers.
Our mortgage insurance portfolio includes loans with loan to value (“LTV”) ratios exceeding 95%, adjustable rate mortgages, or ARMs, reduced documentation loans and less than A-quality loans. We expect higher default and claim rates for high-LTV loans, ARMs, reduced documentation loans, less-than-A quality loans. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will adequately compensate us for future losses from these loans.

Geographic concentration of our U.S. mortgage insurance insurance in force could increase losses and harm our financial performance.
We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. mortgage insurance business is concentrated. As of December 31, 2013, 5.1% of CMG Mortgage Insurance Company’s primary risk-in-force was located in Florida and 8.8% was located in California. Historically, CMG Mortgage Insurance Company has experienced higher levels of losses in those states. Continued elevated loss experience with respect to risk-in-force in these states could adversely affect our results of operations.
Existing or new GSE requirements under eligibility requirements for mortgage insurers could reduce our operating flexibility or require us to contribute additional capital to Arch MI U.S.
Fannie Mae and Freddie Mac have each established approval requirements for eligible mortgage insurers relating to most areas of Arch MI U.S.’s operations. The GSEs may revise their eligibility requirements at any time. The GSEs are currently developing revisions to their eligibility guidelines that we believe will include greater limitations and restrictions on mortgage insurers. Although the GSEs have not publicly disclosed the substance of the revisions, we expect the revised rules will include new minimum capital requirements. The revisions could adversely affect our ability to write mortgage insurance, to generate the returns we anticipate from our mortgage insurance operations, or to compete with providers of alternatives to mortgage insurance.
The GSEs could revise existing eligibility requirements to require mortgage insurers to acquire additional capital or further limit certain activities and practices in order to remain an eligible mortgage insurer with them. Such limitations could include, among other things, maximum risk-to-capital ratios and limitations on our ability to pay dividends or make other payments, which could limit our operating flexibility. In order to become an eligible mortgage insurer, Arch MI U.S. agreed to certain requirements and conditions in addition to the GSEs’ established approval requirements.
As a condition to its approval from Freddie Mac, Arch MI U.S. is required to maintain statutory capital (policyholders’ surplus plus contingency reserves) of no less than $200 million and a risk-to-capital ratio of no greater than 18 to 1. As a condition of its approval from Fannie Mae, Arch MI U.S. is required to maintain statutory capital (defined as policyholders' surplus plus contingency reserves) of no less than $260 million and a risk-to-capital ratio of no greater than 18 to 1. If Arch MI U.S. were to fail to meet GSE or state regulatory capital requirements, it could be required to suspend writing business in some or all states.
While we intend to adhere to these requirements, there can be no assurance that the GSEs will continue to treat Arch MI U.S. as an eligible mortgage insurer. The GSEs, as major purchasers of conventional mortgage loans in the United States, are the primary beneficiaries of Arch MI U.S.’s mortgage insurance coverage. If either or both of the GSEs were to cease to consider Arch MI U.S. an eligible mortgage insurer and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
State regulation of mortgage insurers could in the future cause Arch MI U.S. to need additional capital to fund its operations or expand its business and, if we are unable or unwilling to provide it with such capital, it may be unable to operate or expand, which could adversely affect our financial condition or results of operations.
Arch MI U.S. may require additional capital to support its growth and comply with regulatory and GSE requirements. Arch MI U.S.’s principal regulator is the Wisconsin OCI. Under Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain minimum statutory capital relative to its risk-in-force in order for the mortgage insurer to continue to write new business. While formulations of minimum capital vary by jurisdiction, the most common measure applied allows for a maximum permitted risk to capital ratio of 25 to 1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders position.
Potential changes to state mortgage insurance regulations could reduce Arch MI U.S.’s profitability and its ability to compete with credit enhancement alternatives to mortgage insurance.
The NAIC, which reviews state insurance laws and regulations, has established a Mortgage Guaranty Insurance Working Group (“Working Group”) to make recommendations to the NAIC's Financial Condition Committee regarding changes to the NAIC’s Mortgage Guaranty Insurance Model Act. The Working Group has released a draft Model Act which includes proposed changes to minimum statutory capital requirements and changes to the extent to which, and period for which, mortgage insurers must establish and hold contingency reserves.

If the NAIC revises the Model Act, some state legislatures are likely to enact and implement part or all of the revised provisions. While we cannot predict the effect that any NAIC recommendations or future legislation may have on Arch MI U.S., such changes could reduce Arch MI U.S.’s profitability and its ability to compete with credit enhancement alternatives to mortgage insurance, which could harm our financial condition or results of operations.
Our mortgage insurance business is dependent on maintaining and expanding our customer base.
The success of our U.S. mortgage insurance operations is highly dependent on our ability to attract and retain non-credit union customers and, particularly, the large lenders that originate a significant majority of low down payment mortgages in the U.S. To insure loans originated by these originators, we must obtain their respective approvals as an authorized mortgage insurer and establish connectivity with their mortgage origination systems. The process of obtaining lender approvals and integrating our systems can be time-consuming and requires the coordination of significant lender resources. There is no assurance we will receive approvals from these lenders or establish system connectivity with them in a timely manner or at all. If we cannot timely obtain such approvals, or fail to obtain and retain approvals, Arch MI U.S.’s business, financial condition and operating results could be adversely affected. The loss of a significant customer could reduce our mortgage insurance revenue and, if not replaced, adversely affect our financial condition and results of operations.
Increasing consolidation among mortgage lenders, including recent mergers in the U.S. banking indsutry, will continue to result in significant customer concentration for U.S. mortgage insurers. As a result of this significant concentration, Fannie Mae, Freddie Mac and the largest mortgage lenders possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. A deterioration in any of these relationships, or the loss of business from our key customers, could have an adverse effect on our financial condition and results of operations.
If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our mortgage insurance operations could be adversely affected.
Our mortgage insurance policies require our customers and their servicers to timely submit premium and reports and utilize commercially reasonable efforts to limit and mitigate loss when a loan is in default. If one or more servicers failed to adhere to these requirements, our financial results could be adversely affected. Without reliable servicing, we may be unable to process new mortgage insurance business or service existing insured loans.
Arch MI U.S. could be adversely affected if, and to the extent that, the Consumer Financial Protection Bureau's (“CFPB”) final rule defining a qualified mortgage reduces the size of the origination market or private mortgage insurance market.
The Dodd-Frank Act authorized the CFPB to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (“ATR”). The CFPB’s ATR regulations became effective for residential mortgage loan applications received on January 10, 2014. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan meets the definition of “qualified mortgage,” (“QM”), contained in the CFPB ATR regulations. Because the statutory presumption may allow lenders to mitigate liability risk under the Truth in Lending Act, lenders may be reluctant to make loans that do not qualify as QMs. Under the ATR regulations, if the lender requires the borrower to purchase mortgage insurance, the mortgage insurance premiums are included in monthly mortgage costs in determining the borrower's ability to repay the loan. The demand for mortgage insurance may decrease if monthly mortgage insurance premiums make it less likely that a loan will qualify for QM status. In addition, under the ATR regulations, mortgage insurance premiums payable at or prior to consummation of the loan are under certain circumstances included in points and fees. The QM rule includes a limitation on points and fees in excess of 3% of the total loan amount. Mortgage originators may be less likely to purchase single premium mortgage insurance products to the extent that the associated premiums are deemed to be points and fees. We cannot predict how origination practices will change as a result of the ATR regulations. To the extent changes reduce the size of the origination market or the private mortgage insurance market, Arch MI U.S.’s business could be adversely affected.
Federal regulation relating to minimum credit risk-retention requirements in residential mortgage loan securitizations could reduce the number of low down payment loans available to be insured.
The Dodd-Frank Act requires certain federal regulators to promulgate regulations providing for minimum credit risk-retention requirements in securitizations of residential mortgage loans that do not meet the definition of “qualified residential mortgages” (“QRM”). In 2011, federal regulators issued a proposed credit risk retention rule, which the regulators re-proposed with revisions on in 2013. The initial proposed rule suggested maximum LTV ratios and did not give consideration to mortgage insurance in computing LTVs. The re-proposed rule did not include the maximum LTV requirements. Instead, the federal regulators proposed that if a mortgage loan meets the CFPB’s definition of a “qualified mortgage,” the loan would be considered a QRM loan. The re-proposal also presented an alternative approach to defining QRM, referred to as “QM plus.” Under this alternative, to be eligible for QRM status, the loan’s LTV could not exceed 70% (exclusive of any credit insurance). If the federal regulators adopt a final QRM rule that is similar to the QM plus proposal and such final rule does not give consideration to mortgage insurance in computing LTV, Arch MI U.S.’s business could be adversely affected. The impact of the re-proposed QRM rule on the mortgage insurance industry is uncertain and depends on, among other things, the final definition of QRM and whether the final definition will affect the size of the high-LTV mortgage market. If the final QRM rule adopted by the federal regulators materially reduces the size of the high-LTV mortgage market, Arch MI U.S.’s business could be adversely affected.
While the GSEs are not now subject to the Dodd-Frank Act credit risk retention requirements, changes in their conservatorship status or the capital support provided to the GSEs by the U.S. government could impact the manner in which the credit risk retention rules apply to them. If the GSEs become subject to the credit risk retention requirements, or if the portion of the mortgage market that the GSEs either purchase or securitize diminishes, Arch MI U.S.’s business could be adversely affected.
The implementation of the Basel III Capital Accord may adversely affect the use of mortgage insurance by certain banks.
In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord, “Basel I,” which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued “Basel II” which, among other things, governs the capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. In July 2013, federal agencies approved publication of final regulatory capital rules, called the “Basel III Rules.” With certain exceptions, the Basel III Rules became effective on January 1, 2014. If implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure or does not provide sufficiently favorable treatment for the use of mortgage insurance, it could adversely affect the demand for mortgage insurance.
We sold our prior reinsurance operations in May 2000 and may have liability to the purchaser and continuing liability from those reinsurance operations if the purchaser should fail to make payments on the reinsurance liabilities it assumed.
On May 5, 2000, we sold our prior reinsurance operations to Sirius America Reinsurance Company (“Sirius America”), formerly known as White Mountains Reinsurance Company of America. The Sirius America transaction was structured as a transfer and assumption agreement (and not reinsurance), and, accordingly, the loss reserves (and any related reinsurance recoverables) relating to the transferred business are not included as assets or liabilities on our balance sheet. In addition, in connection with that asset sale, we made extensive representations and warranties about us and our reinsurance operations, some of which survived the closing of the asset sale. Breach of these representations and warranties could result in liability for us. In the event that Sirius America refuses or is unable to make payment for reserved losses transferred to it by us in the May 2000 sale and the notice given to reinsureds is found not to be an effective release by such reinsureds, we would be liable for such claims. A.M. Best has assigned an “A” (Excellent) financial strength rating to Sirius America. Sirius America reported $528 million of regulatory capital at December 31, 2012.
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

•	that our board has the right to fill vacancies, including vacancies created by an expansion of the board; and

•	for limitations on shareholders' right to raise proposals or nominate directors at general meetings.
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
The bye-laws also provide that the affirmative vote of at least 66 2/3% of the outstanding voting power of our shares (excluding shares owned by any person (and such person’s affiliates and associates) that is the owner of 15% or more (a “15% Holder”) of our outstanding voting shares) shall be required for various corporate actions, including:

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
Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. However, Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such insurers; such “certified reinsurers” are subject to certain insurance laws in the U.S. states where they are certified. Recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. insurance and reinsurance subsidiaries write insurance and reinsurance in the U.S. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors. Arch Insurance Canada writes insurance and reinsurance in Canada and is subject to federal, as well as provincial and territorial, regulation in Canada.
Arch Insurance Europe conducts its business from London and branch offices in certain EU countries and is subject to the insurance regulations of the U.K. Arch Risk Partners is also based in the U.K. and subject to U.K. regulations. Arch Re Europe and Arch MI Europe, our subsidiaries in Ireland, conduct their business from Ireland and are subject to the regulations in Ireland. Arch Re Europe also conducts business from branch offices in Switzerland and U.K., as well as in Denmark. Arch Insurance Europe, Arch Re Europe, Arch Risk Partners and Arch MI Europe are also subject to the EU regulations and regulations of the respective EU Member States where they have established branches or in which they conduct business with respect to the conduct of their business in such EU Member State, but each company remains subject only to the financial and operational supervision by the PRA or FCA (as applicable), in the case of Arch Insurance Europe and Arch Risk Partners, and the CBOI, in the case of Arch Re Europe. Arch Insurance Europe, Arch MI Europe, Arch Risk Partners and Arch Re Europe have the freedom to provide their respective insurance and reinsurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the PRA or FCA (as applicable) and the CBOI, respectively. Arch Insurance Company Europe is eligible to write excess and surplus lines insurance in all 50 states, the District of Columbia, the U.S. Virgin Islands, Guam the Northern Mariana Islands and American Samoa by virtue of its listing on the NAIC International Insurers Department’s Quarterly listing of Alien Insurers pursuant to the Nonadmitted and Reinsurance Reform Act of 2010. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd’s licenses.
Our U.S., Bermuda, Canada, U.K. and Ireland subsidiaries are required to maintain minimum capital and surplus as mandated by their respective jurisdictions of incorporation and, in some cases, by the jurisdictions in which those subsidiaries write business. Arch Insurance Company Europe is required to maintain minimum capital surplus as mandated by the NAIC and where it is eligible to write excess and surplus lines insurance. All of our subsidiaries are currently in compliance with these capital and surplus requirements.
In addition, virtually all U.S. states require insurers licensed to do business therein to bear a portion of contingent and incurred claim handling expenses and the unfunded amount of “covered” claim and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy's limit, the applicable guaranty fund covered claim obligation cap, or 100% of statutorily defined workers' compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or prefunded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct written premium”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the total amount of assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or loss based insurance-related assessments, including mandatory (a/k/a “involuntary”) insurance pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds and other state insurance facilities. Although we may be entitled to take premium tax credit (or offsets), recover policy surcharges or include assessments in future premium rate structures for payments we make under these facilities, the effect of these assessments and insurance-related arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.
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
Multi-party or class action claims may present additional exposure to substantial economic, non−economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.
Mortgage insurers have been involved in litigation alleging violations of the Real Estate Settlement Procedures Act of 1974 (“RESPA”) and the Fair Credit Reporting Act (“FCRA”). RESPA generally precludes Arch MI U.S. from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. Violations of the referral fee limitations of RESPA may be enforced by the federal agencies, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. A number of lawsuits have challenged the actions of mortgage insurers other than Arch MI U.S., alleging that the insurers violated RESPA by entering into captive reinsurance arrangements or providing products or services, including contract underwriting, to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance. Other mortgage insurance companies have received Civil Investigative Demands from the CFPB as part of its investigation to determine whether mortgage lenders’ and mortgage insurance providers’ captive mortgage insurance arrangements violated federal law. We cannot predict whether additional actions of these types, or other actions, will be brought against us or other mortgage insurers. Any such proceedings could adversely affect our financial condition and results of operations.

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
These statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy. We do not presently intend for Arch Re Bermuda to be admitted to do business in the U.S., U.K. or any jurisdiction other than Bermuda, although Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such reinsurers. We cannot assure you that insurance regulators in the U.S., U.K. or elsewhere will not review the activities or Arch Re Bermuda or its subsidiaries or agents and assert that Arch Re Bermuda is subject to such jurisdiction’s licensing requirements, or impose restrictions on Arch Re Bermuda as a condition for its being approved as a “certified reinsurer.”
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
ACGL is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares, and to fund the share repurchase program. The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends to ACGL and to intermediate parent companies owned by ACGL could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that ACGL has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources— Liquidity and Capital Resources.”
If our Bermuda reinsurance subsidiary is unable to provide collateral to ceding companies, its ability to conduct business could be significantly and negatively affected.
Arch Re Bermuda is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the U.S., although Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. state that allow reduced collateral for reinsurance ceded to such reinsurers. Insurance regulations in the U.S. do not uniformly permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, and Arch Re Bermuda's contracts generally require it to post a letter of credit or provide other security, even in U.S. states where it has been approved for reduced collateral. Although, to date, Arch Re Bermuda has not experienced any difficulties in providing collateral when required, if we are unable to post security in the form of letters of credit or trust funds when required, the operations of Arch Re Bermuda could be significantly and negatively affected.
Foreign currency exchange rate fluctuation may adversely affect our financial results.
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange losses, recorded in the statement of income, were $12.3 million for 2013, compared to losses of $29.0 million for 2012 and gains of $17.4 million for 2011. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to certain subsidiaries, including to Arch Insurance Europe held in British Pounds Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.
Certain employees of our Bermuda operations are required to obtain work permits before engaging in a gainful occupation in Bermuda. Required work permits may not be granted or may not remain in effect.
Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident's certificate, holders of a working resident's certificate or  persons who are exempt pursuant to the Incentives for Job Makers Act 2011, as amended ("exempted persons") may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. Save for the CEO and other ‘chief’ officer positions (where the advertising requirement is automatically waived), a work permit will only be granted or renewed upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term (although, based on current policy, it is unlikely that renewal applications in respect of persons holding ‘chief’ officer positions will be denied). We consider our key officers in Bermuda who require work permits to be Constantine Iordanou, our Chairman, President and Chief Executive Officer (work permit expires November 2014), Mark D. Lyons, our Executive Vice President and Chief Financial Officer (work permit expires March 2018), Marc Grandisson, Chairman and Chief Executive Officer of Arch Worldwide Reinsurance Group (work permit expires May 2015), and Nicolas Papadopoulo, President and Chief Executive Officer of Arch Re Bermuda (work permit expires March 2015). We also have other key positions in Bermuda held by persons who hold work permits subject to renewal. If work permits are not obtained or renewed for our principal employees, we could lose their services, which could materially affect our business.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.
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
Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2013, our total consolidated long-term debt was $900.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described under "Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares," we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.
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
ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the U.S. and, thus, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the U.S., there can be no assurances that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders' equity and earnings could be adversely affected.
Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the “Jobs Act”) permits the IRS to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2008 as passed by the Senate Finance Committee would have made the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that if reintroduced in the current Congress the final bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. A recently reintroduced legislative proposal would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the U.S. While we believe ACGL is not primarily managed and controlled within the U.S., there is no assurance that the proposal would not apply to ACGL. Another legislative proposal would treat a foreign corporation as a U.S. corporation if it is determined that the foreign corporation was formed or organized principally for the purpose of avoiding being treated as a U.S. corporation. It is uncertain whether this proposal would apply to ACGL, but it would adversely affect us if enacted and found to apply. Another legislative proposal has been introduced that would treat certain “tax haven CFCs” as U.S. corporations for federal income tax purposes. The term “tax haven CFC” would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A legislative proposal in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration’s Fiscal Year 2014 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Two legislative proposals (i.e., H.R. 3157 and S. 1963) introduced during the 112th Congress appeared to adopt the provision contained in the Administration’s Fiscal Year 2014 Revenue Proposals. Enactment of such legislation or proposal as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.
In November of 2013, the Senate Committee on Finance published two alternative Chairman’s Staff Discussion Drafts on reforming international business taxation. The drafts contain legislative proposals that, if enacted, could adversely affect us. The drafts include a provision to limit deductions for premium ceded to affiliated non-U.S. reinsurers, which is similar to the provision in the Administration’s Fiscal Year 2014 Revenue Proposals as described above. The drafts would repeal the portfolio interest exemption on U.S. corporate debt, which could significantly increase tax liabilities on our investment portfolio or cause us to increase investment in non-U.S. corporate debt. On February 26, 2014, the House Ways and Means Committee Chairman Dave Camp published a tax reform proposal titled “Tax Reform Act of 2014.” The proposal contains several provisions that, if enacted, could adversely affect us. One provision is similar to the reinsurance premium disallowance provision contained in the Administration’s Fiscal Year 2014 Revenue Proposals as described above. Other provisions in the proposal would modify certain tax rules applicable to U.S. and non-U.S. insurance companies, which could adversely affect our U.S. federal income tax liabilities.
Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.
We intend to operate in such a manner so that none of our companies, other than our U.K. subsidiaries and branch operations (the “U.K. Group”), should be resident in the U.K. for tax purposes or carry on a trade, whether or not through a permanent establishment, in the U.K. Accordingly, we do not expect that of our other subsidiaries, other than the U.K. Group, should be subject to U.K. tax. Case law has held that whether or not a trade is being carried on in the U.K. is a matter of fact and emphasis is placed on where the operations take place from which the profits in substance arise. HM Revenue and Customs might contend successfully that one or more of our subsidiaries, in addition to the U.K. Group, is carrying on a trade in the U.K. For U.K. tax purposes, a non-U.K. tax resident company will be subject to U.K. corporation tax only if it carries on a trade through a permanent establishment in the U.K. However, that subsidiary may still be subject to U.K. income tax if it carries on a trade in the U.K., without a permanent establishment, unless it is entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which that company is resident. If any of our subsidiaries is treated as resident, or carrying on a trade, in the U.K., whether or not through a permanent establishment, and, therefore, subject to U.K. tax, our results of operations could be materially adversely affected.
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

The impact of Bermuda's letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
The Organization for Economic Cooperation and Development ("OECD") has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
We may become subject to taxation on profits generated in Bermuda as a result of the OECD's plan on "Base erosion and profit shifting"
In 2013, the OECD published an “Action Plan on Base Erosion and Profit Shifting.” The plan proposes the development of rules to prevent Base Erosion and Profit Shifting which may drive fundamental changes in the perception of tax structuring and transfer pricing by tax authorities. The action plan includes adopting transfer pricing rules or special measures to ensure that returns will not accrue to an entity solely because it has contractually assumed risks or has provided capital. The action plan will likely put a much greater emphasis on the location of individuals and their contributions towards profit generation. This may result in a significant change to the existing transfer pricing rules and would potentially have a significant impact on the allocation of taxable profits throughout our subsidiaries. As a consequence, profits currently generated in Bermuda may become subject to taxation outside Bermuda.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease a total of approximately 7,000 square feet in Bermuda for the operations of ACGL and our internal investment management group. Our reinsurance group leases approximately 102,000 square feet for offices in the U.S., Bermuda, Europe and Canada. The principal U.S. office of our insurance group support operations (excluding underwriting units) is in Jersey City, New Jersey where we lease approximately 107,000 square feet. Such lease expires in 2024. We lease approximately 71,000 square feet in New York City for the headquarters of the U.S. insurance group’s underwriting product lines and Northeast regional underwriting operations. Our insurance group also leases a total of approximately 246,000 square feet for its other primary U.S. offices and offices in Canada, Bermuda, Europe, South Africa and Australia.
Our rental expense, net of income from subleases, was approximately $18.7 million, $17.1 million and $16.4 million for 2013, 2012 and 2011, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $140.4 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2014.
ITEM 3. LEGAL PROCEEDINGS
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2013, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
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
MARKET INFORMATION
Our common shares are traded on the NASDAQ Stock Market under the symbol “ACGL.” For the periods presented below, the high and low sales prices and closing prices for our common shares as reported on the NASDAQ Stock Market were as follows:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
High	$59.78	$55.87	$54.64	$52.59
Low	$53.85	$51.00	$49.46	$44.00
Close	$59.69	$54.13	$51.41	$52.57

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
High	$45.16	$41.71	$40.42	$38.60
Low	$41.71	$38.07	$36.80	$35.49
Close	$44.02	$41.64	$39.69	$37.24
On February 24, 2014, the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $56.00, $55.23 and $55.23, respectively.
HOLDERS
As of February 24, 2014, and based on information provided to us by our transfer agent and proxy solicitor, there were 1,027 holders of record of our common shares and approximately 19,000 beneficial holders of our common shares.
DIVIDENDS
Any determination to pay dividends on ACGL’s Series C non-cumulative preferred shares (“Series C preferred shares”) or common shares will be at the discretion of ACGL’s board of directors (or a duly authorized committee of the board of directors) and will be dependent upon its results of operations, financial condition and other factors deemed relevant by ACGL’s board of directors. As a holding company, ACGL will depend on future dividends and other permitted payments from its subsidiaries to pay dividends to its shareholders. ACGL’s subsidiaries’ ability to pay dividends, as well as its ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. So long as any Series C preferred shares remain outstanding for any dividend period, unless the full dividends for the latest completed dividend period on all outstanding Series C preferred shares and parity shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), (a) no dividend may be paid or declared on ACGL’s common shares or any of its other securities ranking junior to the Series C preferred shares (other than a dividend payable solely in common shares or in such other junior securities) and (b) no common shares or other junior shares may be purchased, redeemed or otherwise acquired for consideration by ACGL, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or the exchange or conversion of one junior share for or into another junior share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares and (iii) as permitted by the bye-laws of ACGL in effect on the date of issuance of the Series C preferred shares).

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common shares for the 2013 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
10/1/2013-10/31/2013	6,767	$55.62	—	$712,115
11/1/2013-11/30/2013	4,357	$58.34	—	$712,115
12/1/2013-12/31/2013	4,117	$58.11	—	$712,115
Total	15,241	$57.07	—	$712,115

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

(2)
Remaining amount available at December 31, 2013 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 2014.

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2013 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
●	Arch Capital Group Ltd.	$100.00	$102.07	$125.61	$159.33	$188.39	$255.45
■	S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$112.35	$122.38	$122.08	$146.63	$202.78

(1)	Stock price appreciation plus dividends.

(2)	The above graph assumes that the value of the investment was $100 on December 31, 2008.

(3)
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth summary historical consolidated financial and operating data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes.

(U.S. dollars in thousands except share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data:
Revenues:
Net premiums written	$3,351,367	$3,052,235	$2,673,326	$2,511,040	$2,763,112
Net premiums earned	3,145,952	2,935,140	2,631,815	2,552,483	2,842,745
Net investment income	267,219	294,895	338,198	364,878	390,131
Equity in net income (loss) of investment funds accounted for using the equity method	35,701	73,510	(9,605)	61,400	167,819
Net realized gains (losses)	74,018	194,228	110,646	252,751	143,582
Total revenues	3,526,157	3,482,381	3,063,307	3,244,067	3,501,622
Income before income taxes	742,505	589,387	426,370	850,401	890,802
Net Income	$709,731	$593,397	$436,163	$842,672	$872,006
Preferred dividends	(21,938)	(25,079)	(25,844)	(25,844)	(25,844)
Loss on repurchase of preferred shares	—	(10,612)	—	—	—
Net income available to common shareholders	$687,793	$557,706	$410,319	$816,828	$846,162
Diluted net income per share	$5.07	$4.03	$2.97	$5.18	$4.55
Cash dividends per share	—	—	—	—	—
After-tax operating income available to common shareholders (1)	$595,715	$350,640	$303,382	$491,158	$646,866
After-tax operating income available to common shareholders per share — diluted (1)	$4.39	$2.54	$2.19	$3.12	$3.48
After-tax operating return on average common equity (2)	11.7%	7.7%	7.2%	12.1%	18.4%
Weighted average common shares and common share equivalents outstanding — diluted	135,777,183	138,258,847	138,289,702	157,565,157	185,781,396

(1)
After-tax operating income available to common shareholders is defined as net income available to common shareholders, excluding net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. The presentation of after-tax operating income available to common shareholders is a “non-GAAP financial measure” as defined in Regulation G. See “Management’s Discussion and Analysis—General—Comment on Non-GAAP Financial Measures” for further details.

(2)	Equals after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders’ equity for each period presented.

(U.S. dollars in thousands except share data)	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total investable assets (1)	$14,049,525	$13,045,134	$12,316,205	$11,842,513	$11,375,902
Premiums receivable	753,924	688,873	501,563	503,434	595,030
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	1,804,330	1,870,037	1,851,584	1,763,985	1,720,270
Total assets	19,566,094	17,816,762	17,105,357	16,243,011	15,761,123
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	8,824,696	8,933,292	8,456,210	8,098,454	7,873,412
Net of unpaid losses and loss adjustment expenses recoverable	7,076,446	7,104,222	6,638,163	6,395,253	6,213,912
Unearned premiums:
Before prepaid reinsurance premiums	1,896,365	1,647,978	1,411,872	1,370,075	1,433,331
Net of prepaid reinsurance premiums	1,568,022	1,349,494	1,146,176	1,106,627	1,155,346
Senior notes	800,000	300,000	300,000	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000	100,000	100,000	100,000
Total liabilities	13,918,598	12,647,884	12,513,283	11,766,225	11,474,075
Common shareholders' equity	5,322,496	4,843,878	4,267,074	4,151,786	3,962,048
Preferred shareholders' equity	325,000	325,000	325,000	325,000	325,000
Total shareholders' equity	$5,647,496	$5,168,878	$4,592,074	$4,476,786	$4,287,048
Book value per common share (2)	$39.82	$36.19	$31.76	$29.73	$24.12
Common shares outstanding, net of treasury shares (3)	133,674.884	133,842.613	134,358.345	139,632.225	164,285.034

(1)
In our securities lending transactions, we receive collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of this table, we have excluded collateral received and reinvested and included “fixed maturities and short-term investments pledged under securities lending agreements, at fair value.”

(2)	Excludes the effects of stock options and restricted stock units.

(3)	Reflects the impact of our share repurchase program.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
GENERAL
Overview
Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $6.55 billion in capital at December 31, 2013 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.
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
Current Outlook
The broad market environment continues to be competitive with softening in terms and conditions in our reinsurance business, reflecting the increased capacity that has entered the market. In our insurance business, the best opportunities are in some sectors of the excess and surplus market and in the contract binding and program lines. In these areas, our insurance business is experiencing improved pricing and has increased exposure units. With the continued low interest rate environment, additional increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and by focusing more on short-tail business. In addition, our reinsurance business entered into a number of large transactions during 2013 while our insurance operations continues to diversify into various lines of business such as contract binding and travel insurance.
On January 30, 2014, our U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company and the mortgage insurance operating platform of PMI Mortgage Insurance Co. (“PMI”). CMG Mortgage Insurance Company has been renamed “Arch Mortgage Insurance Company” (“Arch MI U.S.”) subject to receipt of applicable state approvals. As part of the transaction, Arch MI U.S. has obtained approval as an eligible mortgage insurer from Fannie Mae and Freddie Mac, subject to maintaining certain ongoing requirements. The completion of the transaction enables us to enter the U.S. mortgage insurance marketplace immediately and allows us to serve all lenders nationwide, including CMG Mortgage Insurance Company’s existing credit union customers. The acquisition provides us with mortgage insurance licenses across the U.S. and a comprehensive mortgage insurance operating platform. Arch MI U.S. is rated “BBB+” with a stable outlook by S&P. In addition, we entered into a distribution agreement with CMFG Life Insurance Company (CUNA Mutual) and a reinsurance agreement with an affiliate of CUNA Mutual. In addition to traditional mortgage insurance, affiliates of ACGL provide various risk sharing products to mortgage lenders as well as Fannie Mae and Freddie Mac.
Our objective is to achieve an average operating return on average equity of 15% or greater over the insurance cycle, which we believe to be an attractive return to our common shareholders given the risks we assume. We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline. We expect that catastrophe-exposed business will continue to represent a significant proportion of our overall book, which could increase the volatility of our operating results.
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
Natural Catastrophe Risk
We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2014, our modeled peak zone catastrophe exposure is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $801 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $670 million and $566 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of January 1, 2014, our modeled peak zone earthquake exposure (New Madrid area earthquake) represented approximately 46% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.
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

Financial Measures
Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:
Book Value per Common Share
Book value per common share represents total common shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s common share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price.
Book value per common share was $39.82 at December 31, 2013, a 10.0% increase from $36.19 at December 31, 2012. The growth in 2013 was primarily generated through underwriting returns.
After-Tax Operating Return on Average Common Equity
After-tax operating return on average common equity (“Operating ROAE”) represents after-tax operating income available to common shareholders divided by the average of beginning and ending common shareholders’ equity during the period. After-tax operating income available to common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.”
Our Operating ROAE was 11.7% for 2013, compared to 7.7% for 2012 and 7.2% for 2011. The Operating ROAE for 2013 reflects a lower amount of losses from catastrophic events than the comparable periods, somewhat offset by the impact of lower interest yields on the investment portfolio.
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

At December 31, 2013, the benchmark return index had an average Moody’s credit quality of “Aa1”, an estimated duration of 3.66 years and included weightings to the following indices:

Weighting
The Bank of America Merrill Lynch 1-10 Year AA U.S. Corporate & Yankees Index	21.250%
The Bank of America Merrill Lynch 5-10 Year U.S. Treasury Index	12.500
The Bank of America Merrill Lynch U.S. Mortgage Backed Securities Index	11.875
Barclays Capital CMBS, AAA Index	10.000
The Bank of America Merrill Lynch 1-5 Year U.S. Treasury Index	7.500
The Bank of America Merrill Lynch 1-10 Year U.S. Municipal Securities Index	7.125
The Bank of America Merrill Lynch US Bullet Agency Securities 1-10 Years Index	5.000
MSCI World Free Index	5.000
The Bank of America Merrill Lynch 0-3 Month U.S. Treasury Bill Index	5.000
The Bank of America Merrill Lynch 1-10 Year EMU Governments Index	4.000
The Bank of America Merrill Lynch U.S. High Yield Constrained Index	2.750
Barclays Capital U.S. High-Yield Corporate Loan Index	2.750
The Bank of America Merrill Lynch 1-10 Year U.K. Gilt Index	2.750
The Bank of America Merrill Lynch 1-5 Year CAD Governments Index	2.500
Total	100.000%
The following table summarizes the pre-tax total return (before investment expenses) of our investment portfolio compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2013	1.28%	0.85%
Year Ended December 31, 2012	5.88%	4.90%
Year Ended December 31, 2011	3.81%	4.80%
(1)  Our investment expenses were approximately 0.26%, 0.22% and 0.22%, respectively, of average invested assets in 2013, 2012 and 2011.

Total return for our investment portfolio outperformed that of the benchmark return index in 2013 and reflected strong returns on high-yield corporate bonds and bank loan investments, which augmented the return on our investment grade fixed income portfolio. Excluding foreign exchange, total return was 1.13% for 2013, compared to 5.59% for 2012 and 4.10% for 2011.
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
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. The loss on repurchase of preferred shares related to the redemption of the Series A and B preferred shares in April 2012 and had no impact on total shareholders’ equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares from the calculation of after-tax operating income available to common shareholders.
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
RESULTS OF OPERATIONS
The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to common shareholders to net income available to common shareholders:

	Year Ended December 31,
	2013	2012	2011
After-tax operating income available to common shareholders	$595,715	$350,640	$303,382
Net realized gains, net of tax	73,844	184,083	108,306
Net impairment losses recognized in earnings, net of tax	(3,786)	(11,388)	(9,062)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	35,738	73,510	(9,605)
Net foreign exchange (losses) gains, net of tax	(13,718)	(28,527)	17,298
Loss on repurchase of preferred shares, net of tax	—	(10,612)	—
Net income available to common shareholders	$687,793	$557,706	$410,319
The higher level of after-tax operating income in 2013 than in 2012 and 2011 was primarily due to a lower amount of losses from catastrophic events and also reflected the impact of current insurance and reinsurance market conditions and the impact of lower interest yields on the investment portfolio.
Segment Information
For the periods presented, we classified our businesses into two underwriting segments — insurance and reinsurance — and corporate and other (non-underwriting). Accounting guidance regarding disclosures about segments of an enterprise and related information requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. For a description of our underwriting segments, refer to Note 3, “Segment Information,” of the notes accompanying our consolidated financial statements. Management measures segment performance based on underwriting income or loss.

Insurance Segment
The following table sets forth our insurance segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Gross premiums written	$2,712,509	$2,593,959	4.6	$2,593,959	$2,444,485	6.1
Net premiums written	1,948,796	1,825,334	6.8	1,825,334	1,721,279	6.0

Net premiums earned	$1,876,014	$1,800,343	4.2	$1,800,343	$1,679,047	7.2
Other underwriting income	2,122	2,335		2,335	2,870
Losses and loss adjustment expenses	(1,188,445)	(1,283,841)		(1,283,841)	(1,172,742)
Acquisition expenses, net	(311,904)	(298,983)		(298,983)	(278,696)
Other operating expenses	(315,387)	(307,489)		(307,489)	(307,797)
Underwriting income (loss)	$62,400	$(87,635)	n/m	$(87,635)	$(77,318)	n/m

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	63.3%	71.3%	(8.0)	71.3%	69.8%	1.5
Acquisition expense ratio (1)	16.5%	16.5%	—	16.5%	16.4%	0.1
Other operating expense ratio	16.8%	17.1%	(0.3)	17.1%	18.3%	(1.2)
Combined ratio	96.6%	104.9%	(8.3)	104.9%	104.5%	0.4
(1)     The acquisition expense ratio is adjusted to include certain other underwriting income.
The components of the insurance segment’s underwriting results are discussed below.
Premiums Written.
The following table sets forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Programs	$419,673	22	$340,130	19	$290,378	17
Property, energy, marine and aviation	280,551	14	294,690	16	335,589	19
Professional liability	222,351	11	260,705	14	237,860	14
Executive assurance	213,727	11	250,904	14	231,405	13
Construction	161,877	8	130,201	7	120,405	7
Casualty	112,094	6	112,307	6	114,235	7
National accounts	109,233	6	80,929	4	80,973	5
Lenders products	101,576	5	99,724	5	94,301	5
Surety	64,911	3	53,271	3	42,475	2
Travel and accident	63,209	3	80,489	4	71,940	4
Healthcare	40,115	2	36,814	2	35,652	2
Other (1)	159,479	9	85,170	6	66,066	5
Total	$1,948,796	100	$1,825,334	100	$1,721,279	100
(1)     Includes alternative markets, contract binding, accident and health and excess workers' compensation business.
2013 versus 2012: Net premiums written by the insurance segment were 6.8% higher in 2013 than in 2012. Increases in programs, contract binding, construction and national accounts were partially offset by reductions in professional liability, executive assurance and travel and accident business. The increase in program business was due to a combination of new business, underlying exposure growth and the impact of rate increases while the growth in construction and national accounts primarily resulted from new business and strong renewal retention. Contract binding, launched in early 2013, is an insurance facility that caters to smaller accounts written through the wholesale distribution channel. The reductions in professional liability and executive assurance business resulted from a continued strategic reduction in exposure to international business while the lower level of travel and accident business was due in part to a change in distribution strategy at the end of 2012.

2012 versus 2011: Net premiums written by the insurance segment were 6.0% higher in 2012 than in 2012. Increases in programs, professional liability, executive assurance and accident and health business were partially offset by a reduction in onshore energy business. The increase in program business was primarily due to growth within existing programs and the impact of rate movements. Growth in professional liability primarily reflected new business written in small and medium sized accounts while the growth in executive assurance business primarily resulted from small and medium sized accounts in the U.K. and the U.S. The increase in accident and health business primarily resulted from new business. The reduction in onshore energy premiums reflected a strategic shift towards writing more on an excess basis and utilizing smaller capacity per account as well as an increased use of reinsurance.
Net Premiums Earned.
The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Programs	$386,840	21	$318,740	18	$283,367	17
Property, energy, marine and aviation	304,294	16	313,081	17	322,510	19
Professional liability	231,014	12	258,401	14	252,037	15
Executive assurance	221,925	12	241,791	13	228,623	14
Construction	149,864	8	129,446	7	112,764	7
Casualty	103,152	5	113,597	6	111,654	7
National accounts	100,865	5	79,771	4	79,542	5
Lenders products	99,847	5	103,478	6	79,522	5
Surety	57,719	3	47,302	3	41,119	2
Travel and accident	59,987	3	78,050	4	69,945	4
Healthcare	38,852	2	36,779	2	35,906	2
Other (1)	121,655	8	79,907	6	62,058	3
Total	$1,876,014	100	$1,800,343	100	$1,679,047	100
(1)     Includes alternative markets, contract binding, accident and health and excess workers' compensation business.
Net premiums earned by the insurance segment were 4.2% higher in 2013 than in 2012, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment were 7.2% higher in 2012 than in 2011.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2013	2012	2011
Current year	65.7%	73.0%	72.9%
Prior period reserve development	(2.4)%	(1.7)%	(3.1)%
Loss ratio	63.3%	71.3%	69.8%
Current Year Loss Ratio.
2013 versus 2012: The insurance segment’s current year loss ratio was 7.3 points lower in 2013 than in 2012. The 2013 loss ratio included 1.2 points of current year catastrophic event activity, compared to 5.9 points in 2012. The 2013 loss ratio reflected estimated margin expansion along with a lower level of non-catastrophic large loss activity than in 2012.
2012 versus 2011: The insurance segment’s current year loss ratio was 0.1 points higher in 2012 than in 2011. The 2012 loss ratio included 5.9 points of current year catastrophic event activity, compared to 6.3 points in 2011. Specific 2012 catastrophic events included Superstorm Sandy in the 2012 fourth quarter, Hurricane Isaac in the 2012 third quarter and various U.S. wind/rain events in the 2012 first quarter.

Prior Period Reserve Development.
2013 prior period reserve development: The insurance segment’s net favorable development of $45.1 million, or 2.4 points of net earned premium, consisted of $67.0 million of net favorable development from short-tailed lines, partially offset by $21.9 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $62.4 million of net favorable development in property lines from the 2008 to 2011 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from lenders products, primarily from the 2011 and 2012 accident years, and travel and accident, primarily from the 2009 and 2010 accident years. Contained within this short tail release was favorable development of $15.9 million from 2005 to 2012 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $21.9 million included a net increase of $28.0 million in specialty casualty reserves. Such development primarily stemmed from losses in two captive programs written by the insurance segment's Canadian operation, which was partially offset by favorable development in non-captive business, and from three large excess casualty claims in the insurance segment's U.S. operation, all of the above in the more recent accident years. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, with nearly 90% of this development emanating from a single canceled program whose last inception year was 2011. Such amounts were partially offset by net favorable development spread across various lines and accident years.
2012 prior period reserve development: The insurance segment’s net favorable development of $31.2 million, or 1.7 points of net earned premium, consisted of $79.3 million of net favorable development from short-tailed lines, partially offset by $48.1 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $69.0 million of net favorable development in property lines from the 2007 to 2011 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from travel and accident and lender’s products, both primarily from the 2009 to 2011 accident years. Contained within this short tail release was favorable development of $19.1 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $48.1 million included a net increase of $38.9 million from the insurance segment’s U.K. underwriting operations for the 2007 to 2010 accident years, primarily due to an increase in Australian executive assurance reserves. In addition, U.S. primary specialty casualty reserves reflected a net increase of $23.0 million, primarily from the 2003 to 2005 accident years, and $19.8 million from U.S. professional liability in the two most recent accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.
2011 prior period reserve development: The insurance segment’s net favorable development of $52.1 million, or 3.1 points of net earned premium, consisted of $75.7 million of net favorable development from short-tailed lines, partially offset by $23.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $68.5 million of net favorable development in property lines from the 2008 to 2010 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from surety and lender’s products, both primarily from the 2008 to 2010 accident years. Contained within this short tail release was favorable development of $23.0 million from 2005 to 2010 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $23.6 million included a net increase of $32.3 million in casualty reserves which consisted of $14.3 million of adverse development, primarily from the 2005 and 2007 accident years, on New York residential contractors business, $8.5 million of adverse development on a 2010 accident year energy casualty claim, and $9.5 million from other commercial claims. In addition, there was a net increase of $9.8 million in program business, primarily from the 2003 and 2004 accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.
Underwriting Expenses.
2013 versus 2012: The insurance segment’s underwriting expense ratio was 33.3% in 2013, compared to 33.6% in 2012. The acquisition expense ratio was 16.5% for 2013, compared to 16.5% for 2012. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The 2013 acquisition expense ratio reflected changes in the form of reinsurance ceded and mix of business. The insurance segment’s other operating expense ratio was 16.8% for 2013, compared to 17.1% for 2012, reflecting the benefits of continued expense management and a higher level of net premiums earned.
2012 versus 2011: The insurance segment’s underwriting expense ratio was 33.6% in 2012, compared to 34.7% in 2011. The acquisition expense ratio was 16.5% for 2012, compared to 16.4% for 2011. The 2012 acquisition expense ratio also reflected changes in the form of reinsurance ceded and mix of business while the 2011 acquisition expense ratio included 0.5 points related to favorable reserve development in prior accident years on certain contracts with variable commission structures. The insurance segment’s other operating expense ratio was 17.1% for 2012, compared to 18.3% for 2011, reflecting the benefits of continued expense management and a higher level of net premiums earned.
Reinsurance Segment
The following table sets forth our reinsurance segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Gross premiums written	$1,489,191	$1,282,000	16.2	$1,282,000	$998,520	28.4
Net premiums written	1,402,571	1,226,901	14.3	1,226,901	952,047	28.9

Net premiums earned	$1,269,938	$1,134,797	11.9	$1,134,797	$952,768	19.1
Other underwriting income	5,517	5,755		5,755	559
Losses and loss adjustment expenses	(490,979)	(577,436)		(577,436)	(554,811)
Acquisition expenses, net	(252,199)	(209,901)		(209,901)	(184,241)
Other operating expense	(142,940)	(122,546)		(122,546)	(92,945)
Underwriting income	$389,337	$230,669	68.8	$230,669	$121,330	90.1

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	38.7%	50.9%	(12.2)	50.9%	58.2%	(7.3)
Acquisition expense ratio	19.9%	18.5%	1.4	18.5%	19.3%	(0.8)
Other operating expense ratio	11.3%	10.8%	0.5	10.8%	9.8%	1.0
Combined ratio	69.9%	80.2%	(10.3)	80.2%	87.3%	(7.1)
The components of the reinsurance segment’s underwriting results are discussed below.
Premiums Written.
The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Other specialty (1)	$417,865	30	$308,104	25	$219,632	23
Casualty (2)	306,304	22	205,925	17	173,344	18
Property excluding property catastrophe (3)	292,536	21	265,783	22	226,013	24
Property catastrophe	220,749	16	283,677	23	246,793	26
Marine and aviation	64,380	5	84,649	7	77,309	8
Other (4)	100,737	6	78,763	6	8,956	1
Total	$1,402,571	100	$1,226,901	100	$952,047	100

Pro rata	$781,594	56	$598,874	49	$416,321	44
Excess of loss	620,977	44	628,027	51	535,726	56
Total	$1,402,571	100	$1,226,901	100	$952,047	100
(1)     Includes U.K. motor, trade credit, surety, workers' compensation catastrophe, accident and health and other.
(2)     Includes professional liability, executive assurance and healthcare business.
(3)     Includes facultative business.
(4)     Includes mortgage, life, casualty clash and other.

2013 versus 2012: Net premiums written in 2013 were 14.3% higher than in 2012. The growth in net premiums written primarily reflected increases in other specialty and casualty lines, partially offset by reductions in property catastrophe and marine business. The increase in other specialty business was primarily due to a multi-line quota share reinsurance agreement entered into in the 2013 third quarter which resulted in approximately $66 million of premiums written in 2013, including a $40 million unearned premium transfer. In addition, other specialty premiums reflected growth in trade credit and crop hail business, partially offset by a continued reduction in U.K. motor business. Growth in casualty business was due, in part, to a professional liability quota share contract entered into in the 2013 fourth quarter which contributed $59 million of premiums written in 2013, including a $44 million unearned premium transfer, along with new casualty multi-line treaties written during 2013. The reduction in property catastrophe and marine business reflected market conditions, selected non-renewals and a higher usage of retrocessional coverage.
2012 versus 2011: Net premiums written in 2012 were 28.9% higher than in 2011. The growth in net premiums written reflected increases in all lines of business, primarily in U.K. motor and mortgage business. The reinsurance segment’s U.K. motor business was primarily due to new business written emanating from one significant client while the mortgage business primarily resulted from a reinsurance treaty written in the 2012 second quarter covering newly originated residential mortgages beginning in October 2011. Growth in property lines primarily resulted from new business written by the reinsurance segment’s treaty and facultative operations and also reflected $10.1 million of reinstatement premiums as a result of the 2012 fourth quarter catastrophic activity while the higher level of casualty business reflects a mix of new business and the impact of improving market conditions.
Net Premiums Earned.
The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Other specialty (1)	$387,630	31	$309,101	27	$195,855	21
Casualty (2)	241,774	19	188,963	17	189,608	20
Property excluding property catastrophe (3)	274,719	22	254,338	22	243,702	26
Property catastrophe	232,423	18	280,185	25	238,748	25
Marine and aviation	70,105	6	76,145	7	77,819	8
Other (4)	63,287	4	26,065	2	7,036	0
Total	$1,269,938	100	$1,134,797	100	$952,768	100

Pro rata	$659,852	52	$515,764	45	$435,311	46
Excess of loss	610,086	48	619,033	55	517,457	54
Total	$1,269,938	100	$1,134,797	100	$952,768	100
(1)     Includes U.K. motor, trade credit, surety, workers' compensation catastrophe, accident and health and other.
(2)     Includes professional liability, executive assurance and healthcare business.
(3)     Includes facultative business.
(4)     Includes mortgage, life, casualty clash and other.

Net premiums earned in 2013 were 11.9% higher than in 2012, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned in 2012 were 19.1% higher than in 2011. We completed the acquisition of the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. based in Zurich, Switzerland in April 2012. In the transaction, which was accounted for as a business combination under GAAP, we acquired approximately $84 million of net unearned premiums along with other insurance balances. Under applicable accounting rules for business combinations, the recording of such unearned premiums was not reflected as net premiums written but results in net premiums earned. The reinsurance segment’s net premiums earned in 2013 and 2012 included approximately $26 million and $50 million, respectively, related to the acquired net unearned premiums with a remaining unearned premium balance of $8 million at December 31, 2013. Such amount is expected to be substantially earned by the end of 2014.

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2013	2012	2011
Current year	55.9%	67.7%	82.6%
Prior period reserve development	(17.2)%	(16.8)%	(24.4)%
Loss ratio	38.7%	50.9%	58.2%
Current Year Loss Ratio.
2013 versus 2012: The reinsurance segment’s current year loss ratio was 11.8 points lower in 2013 than in 2012. The 2013 loss ratio included 5.2 points for current year catastrophic event activity, compared to 14.7 points in 2012. The 2013 loss ratio also reflected changes in the mix of business.
2012 versus 2011: The reinsurance segment’s current year loss ratio was 14.9 points lower in 2012 than in 2011. The 2012 loss ratio included 14.7 points for current year catastrophic event activity, compared to 32.5 points in 2011. Specific 2012 catastrophic events included Superstorm Sandy in the 2012 fourth quarter, Hurricane Isaac in the 2012 third quarter and various U.S. wind/rain events in the 2012 first quarter.
Prior Period Reserve Development.
2013 prior period reserve development: The reinsurance segment’s net favorable development of $218.9 million, or 17.2 points of net earned premium, consisted of $112.1 million from short-tailed lines and $106.8 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $110.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2012 underwriting years. Contained within this release was favorable development of $28.6 million from the 2005 to 2012 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2013. Net favorable development of $106.8 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $98.8 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $8.1 million, primarily from the 2007 and 2009 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
2012 prior period reserve development: The reinsurance segment’s net favorable development of $190.3 million, or 16.8 points of net earned premium, consisted of $117.6 million from short-tailed lines and $72.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $92.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. Contained within this release was favorable development of $16.8 million from the 2005 to 2011 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2012. Net favorable development of $72.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $55.9 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $16.8 million, primarily from the 2008 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
2011 prior period reserve development: The reinsurance segment’s net favorable development of $232.9 million, or 24.4 points of net earned premium, consisted of $118.5 million from short-tailed lines and $114.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $97.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2007 to 2010 underwriting years. Contained within this release was favorable development of $19.4 million from the 2005 to 2010 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2011. Net favorable development of $114.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $99.0 million, primarily from the 2002 to 2007 underwriting years, and marine and aviation reserves of $15.4 million, primarily from the 2006 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
Underwriting Expenses.
2013 versus 2012: The underwriting expense ratio for the reinsurance segment was 31.2% in 2013, compared to 29.3% in 2012. The acquisition expense ratio for 2013 was 19.9%, compared to 18.5% for 2012. The comparison of the 2013 and 2012 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2013 of 11.3% was higher than the 2012 ratio of 10.8% primarily due to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefits of a higher level of net premiums earned.
2012 versus 2011: The underwriting expense ratio for the reinsurance segment was 29.3% in 2012, compared to 29.1% in 2011. The acquisition expense ratio for 2012 was 18.5%, compared to 19.3% for 2011. The comparison of the 2012 and 2011 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2012 of 10.8% was higher than the 2011 ratio primarily due to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefits of a higher level of net premiums earned.
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities	$249,833	$281,140	$331,469
Term loan investments	20,608	15,283	2,854
Equity securities	8,919	7,963	7,332
Short-term investments	1,259	1,980	2,174
Other (1)	19,710	14,196	19,152
Gross investment income	300,329	320,562	362,981
Investment expenses	(33,110)	(25,667)	(24,783)
Net investment income	$267,219	$294,895	$338,198
(1)     Includes dividends on investment funds and other items.
The pre-tax investment income yield was 2.12% for 2013, compared to 2.51% for 2012 and 2.89% for 2011. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the decrease in the pre-tax investment income yield, due in part to the prevailing interest rate environment. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
We recorded $35.7 million of equity in net income for 2013, compared to $73.5 million of equity in net income for 2012 and $9.6 million of equity in net losses for 2011. Such amounts resulted, in part, from investments in U.S. and Euro-denominated bank loan funds which use leverage to achieve a higher rate of return. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying securities held by such investments would be magnified to the extent leverage is used and our potential losses from such investments would be magnified.
Net Realized Gains (Losses)
We recorded net realized gains of $74.0 million, $194.2 million and $110.6 million, respectively, for 2013, 2012 and 2011. Currently, our portfolio is managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. See note 6, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.
Total return on our portfolio under management for 2013 was 1.28%, compared to 5.88% for 2012 and 3.81% for 2011. Excluding foreign exchange, total return was 1.13% for 2013, compared to 5.59% for 2012 and 4.10% for 2011. Total return is calculated on a pre-tax basis and before investment expenses.
Net Impairment Losses Recognized in Earnings
On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For 2013, we recorded $3.8 million of credit related impairments in earnings, compared to $11.4 million in 2012 and $9.1 million in 2011. The other-than-temporary impairments (“OTTI”) recorded in 2013, 2012 and 2011 primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities and on equity securities following a review of available positive and negative evidence. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.
Other Expenses
Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $42.4 million for 2013, compared to $35.3 million for 2012 and $31.4 million for 2011. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.
Net Foreign Exchange Gains or Losses
Net foreign exchange losses for 2013 of $12.3 million consisted of net unrealized gains of $0.7 million and net realized losses of $13.0 million, compared to net foreign exchange losses for 2012 of $29.0 million which consisted of net unrealized losses of $27.3 million and net realized losses of $1.6 million and net foreign exchange gains for 2011 of $17.4 million which consisted of net unrealized gains of $23.5 million and net realized losses of $6.1 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. At times, we have chosen not to match portions of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders' equity.
Loss on Repurchase of Preferred Shares
Following the issuance of $325.0 million of 6.75% Series C preferred shares in April 2012, we redeemed all of our $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares at a redemption price equal to $25.00 per share in May 2012. In accordance with GAAP, upon issuance of the Series A and B preferred shares in 2006, costs of $10.6 million were recognized as a reduction of additional paid-in capital in shareholders’ equity. Following the redemption of such shares, such issue costs were recorded as a “loss on repurchase of preferred shares” to remove the costs from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.

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
ACGL will be subject to U.S. federal income tax only to the extent that it derives U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty. ACGL will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. taxpayers. ACGL does not consider itself to be engaged in a trade or business within the U.S. and, consequently, does not expect to be subject to direct U.S. income taxation. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL’s subsidiaries and branches are subject to tax include the United States, United Kingdom, Canada, Ireland, Switzerland and Denmark. See “Risk Factors—Risks Relating to Taxation” and “Business—Tax Matters.”
The income tax provision on income before income taxes resulted in an expense of 4.4% for 2013, compared to a benefit of 0.7% for 2012 and a benefit of 2.3% for 2011. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. See note 12, “Income Taxes,” of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2013, 2012 and 2011.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2013. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.
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

At December 31, 2013 and 2012, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2013	2012
Insurance:
Case reserves	$1,446,029	$1,438,575
IBNR reserves	3,037,755	2,979,344
Total net reserves	$4,483,784	$4,417,919

Reinsurance:
Case reserves	$751,249	$781,894
Additional case reserves	113,331	195,033
IBNR reserves	1,728,082	1,709,376
Total net reserves	$2,592,662	$2,686,303

Total:
Case reserves	$2,197,278	$2,220,469
Additional case reserves	113,331	195,033
IBNR reserves	4,765,837	4,688,720
Total net reserves	$7,076,446	$7,104,222
Insurance Operations
Loss Reserves for our insurance operations are comprised of (1) estimated amounts for claims reported (“case reserves”) and (2) incurred but not reported (“IBNR”) losses. For our insurance operations, generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. Our insurance operations also contract with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Loss Reserves are also established to provide for loss adjustment expenses and represent the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made. IBNR reserves are established to provide for incurred claims which have not yet been reported at the balance sheet date as well as to adjust for any projected variance in case reserving. Actuaries estimate ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
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
At December 31, 2013 and 2012, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2013	2012
Executive assurance	$803,021	$772,768
Casualty	669,078	663,703
Programs	644,689	592,235
Professional liability	597,612	598,638
Property, energy, marine and aviation	503,208	613,176
Construction	452,861	430,170
National accounts	241,860	207,551
Healthcare	124,727	135,227
Surety	82,999	95,139
Travel and accident	35,197	36,568
Lenders products	31,076	28,606
Other	297,456	244,138
Total net reserves	$4,483,784	$4,417,919
The initial reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Our insurance operations employ a number of different reserving methods depending on the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, such techniques have been given more weight in the reserving process due to the continuing maturation of their Loss Reserves and the increased availability and credibility of the historical experience. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our insurance operations through December 31, 2013 in some lines of business. See below for a discussion of the key assumptions in our insurance operations’ reserving process.
Although Loss Reserves are initially determined based on underwriting and pricing analyses, our insurance operations apply several generally accepted actuarial methods, as discussed below, on a quarterly basis to evaluate their Loss Reserves, in addition to the expected loss method, in particular for Loss Reserves from more mature accident years (the year in which a loss occurred). As noted below, our insurance operations give some weight to their own experience following reviews of open claims on lines of business written on a claims-made basis for which they developed a reasonable level of credible data. Each quarter, as part of the reserving process, actuaries at our insurance operations reaffirm that the assumptions used in the reserving process continue to form a sound basis for the projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be supported. Loss Reserves for more mature accident years are now based more on historical loss activity and patterns than on the initial assumptions based on pricing indications. More recent accident years rely more heavily on internal pricing assumptions. Our insurance operations place more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of Loss Reserves are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

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

•
Bornhuetter-Ferguson (“B-F”) paid and incurred loss methods – these methods utilize actual paid and incurred losses and expected patterns of paid and incurred losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. The B-F paid and incurred loss methods are useful when there are few reported claims and a relatively less stable pattern of reported losses.

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

In the initial reserving process for casualty business, primarily consisting of primary and excess exposures written on an occurrence basis, our insurance operations primarily rely on the expected loss method. The development of our insurance operations’ casualty business may be unstable due to its long-tail nature and the occurrence of high severity events, as a portion of our insurance operations’ casualty business is in high excess layers. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in reserving for casualty business, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the policy is entered into, that our insurance operations’ loss development patterns, which are based on a combination of company and industry loss development patterns and adjusted to reflect differences in our insurance operations’ mix of business, are reasonable and that our insurance operations’ claims personnel and underwriters analyses of our exposure to major events are assumed to be our best estimate of our exposure to the known claims on those events. As noted earlier, due to the long claims reporting and settlement period for casualty business, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, our insurance operations may be required to adjust their casualty reserves. The expected loss ratios used in the initial reserving process for our insurance operations’ casualty business for recent accident years have varied, in some cases significantly, from earlier accident years. As the credibility of historical experience for earlier accident years increases, the experience from these accident years will be given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.
In the initial reserving process for property, energy, marine and aviation business, which are primarily short-tail exposures, our insurance operations rely on a combination of the reserving methods discussed above. For catastrophe-exposed business, our insurance operations’ reserving process also includes the usage of catastrophe models for known events and a heavy reliance on analysis of individual catastrophic events and management judgment. The development of property losses can be unstable, especially for policies characterized by high severity, low frequency losses. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. Our insurance operations make a number of key assumptions in their reserving process, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters’ judgment as to potential loss exposures can be relied on. The expected loss ratios used in the initial reserving process for our insurance operations’ property business have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, policy changes (such as attachment points, class and limits) and geographical distribution. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current accident year based upon actual attritional loss ratios for earlier accident years, adjusted for rate changes, inflation, changes in reinsurance programs and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a reasonably short period of time.
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

In the initial reserving process for construction and surety business, consisting of primary and excess casualty and contract surety coverages written on an occurrence and claims-made basis, our insurance operations primarily rely on a combination of the reserving methods discussed above. Such business is subject to the assumptions and development characteristics noted above for casualty business. As time passes, for a given accident year, additional weight has been given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. In general, the expected loss ratios used in the initial reserving process for our insurance operations’ construction and surety business for recent accident years vary, in some cases materially, from earlier accident years. As the credibility of historical experience for earlier accident years has increased, the experience from these accident years has been given a greater weighting in the actuarial analysis to determine future accident year expected loss ratios, adjusted for anticipated changes in the regulatory environment, pricing, loss trends, terms and conditions and reinsurance structure.
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, our reinsurance operations assume that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that our reinsurance operations must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2013, there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

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
At December 31, 2013 and 2012, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2013	2012
Casualty	$1,513,205	$1,570,165
Other specialty	397,776	288,797
Property excluding property catastrophe	260,968	323,727
Property catastrophe	190,027	277,817
Marine and aviation	163,293	169,190
Other	67,393	56,607
Total net reserves	$2,592,662	$2,686,303
Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our reinsurance operations through December 31, 2013 in some lines of business. See below for a discussion of the key assumptions in our reinsurance operations’ reserving process.
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
Potential Variability in Loss Reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2013 by operating segment. The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2013, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2013, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months	(5) points	(3) months
Third party occurrence business (1)	10	6	(10)	(6)
Third party claims-made business (2)	10	6	(10)	(6)
All other (3)	10	6	(10)	(6)

Increase (decrease) in Loss Reserves, net:
Property, energy, marine and aviation	$36,854	$49,078	$(36,854)	$(19,998)
Third party occurrence business (1)	155,911	97,078	(155,911)	(89,570)
Third party claims-made business (2)	128,866	172,612	(128,866)	(130,762)
All other (3)	98,472	88,952	(98,472)	(67,983)

(1)	Third party occurrence business includes casualty, construction, national accounts and excess workers’ compensation business.

(2)	Third party claims-made business includes executive assurance, healthcare and professional liability business.

(3)	All other includes programs, surety, lenders products, travel and accident and other business.

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months	(10) points	(6) months
Other specialty	5	3	(5)	(3)
Property excluding property catastrophe	5	3	(5)	(3)
Property catastrophe	5	3	(5)	(3)
Marine and aviation	5	3	(5)	(3)
Other	5	3	(5)	(3)

Increase (decrease) in Loss Reserves, net:
Casualty	$125,814	$137,320	$(125,814)	$(110,770)
Other specialty	37,249	22,120	(37,249)	(33,680)
Property excluding property catastrophe	11,918	27,750	(11,918)	(26,071)
Property catastrophe	15,314	24,412	(15,314)	(16,652)
Marine and aviation	7,480	11,353	(7,480)	(11,303)
Other	3,751	1,943	(3,751)	(1,844)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2013 and are not meant to be a “best case” or “worst case” series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.
Simulation Results
In order to illustrate the potential volatility in our Loss Reserves, we used a Monte Carlo simulation approach to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions. At December 31, 2013, our recorded Loss Reserves by operating segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	December 31, 2013
	Insurance	Reinsurance	Total
Total net reserves	$4,483,784	$2,592,662	$7,076,446

Simulation results:
90th percentile (1)	$5,376,428	$3,280,986	$8,347,382
10th percentile (2)	$3,660,948	$1,992,682	$5,910,902

(1)	Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(2)	Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.27 billion, or $9.36 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.17 billion, or $8.58 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2013.
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
Our insurance operations had in effect during 2013 a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $200 million in excess of a $150 million retention per occurrence. Such amounts compare to 27% of the first layer of $50 million in excess of a $100 million retention per occurrence and 100% of the next three layers which total $200 million in excess of $150 million for 2012 and a maximum of 84% of the first $250 million in excess of a $100 million retention per occurrence for certain property catastrophe-related losses occurring during 2011. In the 2014 first quarter, our insurance operations renewed its reinsurance program which provides coverage for certain property-catastrophe related losses occurring during 2014 equal to $200 million in excess of a $150 million retention per occurrence.
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. Ceded premiums written represented approximately 20% of gross premiums written for 2013, compared to 21% for 2012 and 22% for 2011. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding the collectability of amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See “Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables” for further details.
Premium Revenues and Related Expenses
Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in our insurance operations’ programs, specialty lines, collateral protection business and for participation in involuntary pools. The amount of such insurance premium estimates, included in premiums receivable and other assets, was $53.5 million at December 31, 2013, compared to $44.0 million at December 31, 2012. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by our own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of our experience with the ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each line of business, and management’s judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to us. On an ongoing basis, our underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account our historical experience with the brokers or ceding companies. In addition, reinsurance contracts under which we assume business generally contain specific provisions which allow us to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information. Based on a review of all available information, management establishes premium estimates where reports have not been received. Premium estimates are updated when new information is received and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined. Premiums written are recorded based on the type of contracts we write. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, premiums are recorded as written based on the terms of the contract. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.
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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount

Other specialty (1)	$112,235	$(31,196)	$81,039	$95,946	$(29,635)	$66,311
Casualty	72,130	(16,660)	55,470	65,212	(12,389)	52,823
Marine and aviation	48,603	(13,262)	35,341	46,522	(14,851)	31,671
Property excluding property catastrophe	41,573	(11,296)	30,277	35,027	(8,157)	26,870
Property catastrophe	1,349	(71)	1,278	3,264	(173)	3,091
Other (2)	16,382	(5,010)	11,372	17,495	(5,061)	12,434
Total	$292,272	$(77,495)	$214,777	$263,466	$(70,266)	$193,200

(1)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health and other.

(2)	Includes mortgage, life, casualty clash and other.

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
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2013.

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
Acquisition expenses and other expenses that vary with, and are directly related to, the acquisition of business in our underwriting operations are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist primarily of commissions and premium taxes paid to obtain our business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by us during 2013, 2012 and 2011.
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
The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $13.4 billion of financial assets and liabilities measured at fair value at December 31, 2013, approximately $1.33 billion, or 9.9%, were priced using non-binding broker-dealer quotes. Of the $12.4 billion of financial assets and liabilities measured at fair value at December 31, 2012, approximately $927.9 million, or 7.5%, were priced using non-binding broker-dealer quotes.
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 8, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2013 by valuation hierarchy.
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
For 2013, we recorded $3.8 million of credit related impairments in earnings, compared to $11.4 million in 2012 and $9.1 million in 2011. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Reclassifications
We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders’ equity or cash flows.
Recent Accounting Pronouncements
See note 2(p), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.
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
The following table summarizes our invested assets:

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Fixed maturities available for sale, at fair value	$9,571,776	68.1	$9,839,988	75.4
Fixed maturities, at fair value (1)	448,254	3.2	363,541	2.8
Fixed maturities pledged under securities lending agreements, at fair value (2)	105,081	0.7	42,600	0.3
Total fixed maturities	10,125,111	72.1	10,246,129	78.5
Short-term investments available for sale, at fair value	1,478,367	10.5	722,121	5.5
Short-term investments pledged under securities lending agreements, at fair value (2)	—	—	8,248	0.1
Cash	434,057	3.1	371,041	2.8
Equity securities available for sale, at fair value	496,824	3.5	312,749	2.4
Equity securities, at fair value (1)	—	—	25,954	0.2
Other investments available for sale, at fair value	498,310	3.5	549,280	4.2
Other investments, at fair value (1)	773,280	5.5	527,971	4.0
Investments accounted for using the equity method (3)	244,339	1.7	307,105	2.4
Total cash and investments	14,050,288	100.0	13,070,598	100.2
Securities sold but not yet purchased (4)	—	—	(6,924)	(0.1)
Securities transactions entered into but not settled at the balance sheet date	(763)	—	(18,540)	(0.1)
Total investable assets	$14,049,525	100.0	$13,045,134	100.0

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

At December 31, 2013, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity (imbedded book yield), before investment expenses, of 2.38%. At December 31, 2012, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity (imbedded book yield), before investment expenses, of 2.60%. Our investment portfolio had an average effective duration of 2.62 years at December 31, 2013, compared to 3.06 years at December 31, 2012. At December 31, 2013, approximately $9.07 billion, or 65%, of our total investments and cash was internally managed, compared to $8.35 billion, or 64%, at December 31, 2012.
The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements ("Fixed Maturities") by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
December 31, 2013
Corporate bonds	$2,601,328	$35,289	$(35,537)	$2,601,576
Mortgage backed securities	1,174,128	16,270	(22,209)	1,180,067
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272
Non-U.S. government securities	1,159,017	14,729	(19,363)	1,163,651
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356
Total	$10,125,111	$133,450	$(127,100)	$10,118,761

December 31, 2012
Corporate bonds	$3,132,645	$105,798	$(6,710)	$3,033,557
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605
Non-U.S. government securities	1,087,310	33,701	(8,860)	1,062,469
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309
Total	$10,246,129	$309,850	$(35,876)	$9,972,155

The following table provides the credit quality distribution of our Fixed Maturities:

	December 31, 2013		December 31, 2012
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,284,053	22.6	$2,523,212	24.6
AAA	3,709,872	36.6	3,413,431	33.3
AA	1,720,605	17.0	1,563,846	15.3
A	1,359,193	13.4	1,501,156	14.7
BBB	304,543	3.0	538,140	5.3
BB	180,125	1.8	174,527	1.7
B	188,119	1.9	220,772	2.2
Lower than B	241,463	2.4	175,866	1.7
Not rated	137,138	1.3	135,179	1.2
Total	$10,125,111	100.0	$10,246,129	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At December 31, 2013, below-investment grade securities comprised approximately 7.4% of our Fixed Maturities, compared to 6.8% at December 31, 2012. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At December 31, 2013, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. At December 31, 2012, corporate bonds represented 32% of the total below investment grade securities at fair value, mortgage backed securities represented 49% of the total and 19% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	December 31, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$6,006,316	$(110,954)	87.3	$2,113,835	$(28,439)	79.3
10-20%	78,250	(11,465)	9.0	43,871	(6,363)	17.7
20-30%	13,955	(4,621)	3.6	3,086	(1,074)	3.0
30-60%	74	(60)	0.1	—	—	—
Total	$6,098,595	$(127,100)	100.0	$2,160,792	$(35,876)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	December 31, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$133,354	$(3,882)	3.1	$87,223	$(2,513)	7.0
10-20%	444	(64)	0.1	9,107	(1,529)	4.3
20-30%	1,292	(350)	0.3	—	—	—
30-80%	28	(35)	—	—	—	—
Total	$135,118	$(4,331)	3.5	$96,330	$(4,042)	11.3

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2013, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
General Electric Co.	$67,202	AA+/Aa1
Royal Dutch Shell PLC	53,659	AA/Aa1
The Coca-Cola Company	51,393	AA-/Aa3
Caterpillar Inc.	40,649	A/A2
Crown Castle Int'l Corp.	34,161	NR/A2
Bank of New York Mellon Corp.	31,026	A+/A1
United Parcel Service Inc.	30,726	A+/Aa3
Anheuser-Busch Inbev NV	30,244	A/A3
Toyota Motor Corporation	26,970	AA-/Aa3
Wal-Mart Stores Inc.	26,540	AA/Aa2
Total	$392,570

(1)	Ratings as assigned by S&P/Moody’s.

At December 31, 2013, we held insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, the fair value of which was $165.5 million, or 1.2% of our total investable assets. These securities had average credit quality ratings from S&P/Moody’s of “AA/Aa2” with and without the insurance enhancement. This is due to the fact that, in cases where the claims paying ratings of the guarantors are below investment grade, those ratings have been withdrawn from the bonds by the relevant rating agencies, and the insured ratings have been equated to the underlying ratings. The ratings were obtained from the individual rating agencies and were assigned a numerical amount with 1 being the highest rating. The average ratings were calculated using the weighted average fair values of the individual bonds. Guarantors of our insurance enhanced municipal bonds, net of prerefunded bonds that are escrowed in U.S. government obligations, included National Public Finance Guarantee ($94.2 million), Assured Guaranty Ltd. ($50.2 million) and the Texas Permanent School Fund ($21.2 million). We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at December 31, 2013.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2013, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $1.17 billion, or 8.4% of total investable assets, compared to $1.53 billion, or 11.7%, at December 31, 2012.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At December 31, 2013, CMBS constituted approximately $1.07 billion, or 7.6% of total investable assets, compared to $824.2 million, or 6.3%, at December 31, 2012. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

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

The following table provides information on our mortgage backed securities (“MBS”) and CMBS at December 31, 2013, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003	$1,583	AA-	$1,677	105.9%	0.0%
	2004	5,804	BB	5,610	96.7%	0.0%
	2005	45,810	CCC+	48,210	105.2%	0.3%
	2006	66,689	CCC	70,066	105.1%	0.5%
	2007	66,638	C+	71,613	107.5%	0.5%
	2008	5,168	CC+	5,390	104.3%	0.0%
	2009	1,413	AA	1,446	102.3%	0.0%
	2010	10,350	AA-	10,657	103.0%	0.1%
	2012	41,795	AA+	41,540	99.4%	0.3%
	2013	110,310	AAA	107,687	97.6%	0.8%
Total non-agency MBS		$355,560	BB+	$363,896	102.3%	2.6%

Non-agency CMBS:	2004	649	AAA	607	93.5%	0.0%
	2005	29,365	AAA	29,258	99.6%	0.2%
	2006	17,784	AA+	17,871	100.5%	0.1%
	2007	37,645	A-	39,002	103.6%	0.3%
	2008	260	AA+	249	95.8%	0.0%
	2009	238	AAA	217	91.2%	0.0%
	2010	109,055	AAA	114,186	104.7%	0.8%
	2011	140,129	AAA	145,726	104.0%	1.0%
	2012	108,664	AA+	107,290	98.7%	0.8%
	2013	454,311	AAA	448,079	98.6%	3.2%
Total non-agency CMBS		$898,100	AA+	$902,485	100.5%	6.4%

	Non-Agency MBS		Non-Agency
Additional Statistics:	Re-REMICs	All Other	CMBS (1)
Weighted average loan age (months)	92	67	92
Weighted average life (months) (2)	23	59	51
Weighted average loan-to-value % (3)	69.2%	67.0%	59.9%
Total delinquencies (4)	20.5%	15.2%	0.9%
Current credit support % (5)	54.0%	8.2%	32.4%

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at December 31, 2013. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 24% to 85% on MBS and 2% to 104% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at December 31, 2013:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards	$409,952	AAA	16%	$414,127	101.0%	2.9%
Equipment	278,688	AA-	11%	272,832	97.9%	1.9%
Loans	232,654	AA+	35%	230,454	99.1%	1.6%
Autos	153,622	AAA	27%	152,930	99.5%	1.1%
Rate reduction bonds	65,527	AAA	7%	66,749	101.9%	0.5%
Home equity	18,315	CCC+	8%	26,924	147.0%	0.2%
Commodities	23,000	AA+	6%	23,388	101.7%	0.2%
U.K. securitized	16,276	AAA	23%	16,738	102.8%	0.1%
Other	128,322	AA		128,452	100.1%	0.9%
Total ABS (1)	$1,326,356	AA+		$1,332,594	100.5%	9.5%

(1)	The effective duration of the total ABS was 1.6 years at December 31, 2013.

At December 31, 2013, our fixed income portfolio included $48.5 million par value in sub-prime securities with an estimated fair value of $27.9 million and an average credit quality of “B/Caa1” from S&P/ Moody’s. At December 31, 2012, our fixed income portfolio included $66.9 million par value in sub-prime securities with an estimated fair value of $42.1 million and an average credit quality of “A-/B2” from S&P/Moody’s. Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $6.3 million estimated fair value of sub-prime securities with an average credit quality of “CCC/Caa3” from S&P/Moody’s at December 31, 2013, compared to approximately $5.4 million estimated fair value with an average credit quality of “CCC-/Caa3” from S&P/Moody’s at December 31, 2012.

The following table provides information on the fair value of our Eurozone investments at December 31, 2013:

	Sovereign (2)	Financial Corporates	Other Corporates	Covered Bonds (3)	Bank Loans (4)	Equities and Other	Total
Country (1)
Netherlands	$75,453	$267	$76,441	$0	$13,246	$14,400	$179,807
Finland	139,085	—	—	—	—	—	139,085
Germany	71,095	—	2,590	—	12,643	9,029	95,357
France	—	5,043	8,268	—	5,995	7,692	26,998
Luxembourg	—	—	8,569	—	13,420	329	22,318
Supranational (5)	14,440	—	—	—	—	—	14,440
Austria	10,709	3,521	—	—	—	—	14,230
Italy	—	—	349	—	4,996	—	5,345
Ireland	—	—	1,924	—	1,124	1,278	4,326
Spain	—	—	—	717	1,657	—	2,374
Belgium	—	—	482	—	—	—	482
Total	$310,782	$8,831	$98,623	$717	$53,081	$32,728	$504,762

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone fixed maturities from Cyprus, Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at December 31, 2013.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)	Included in corporate bonds.

(5)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At December 31, 2013, our equity portfolio consisted of $496.8 million of equity securities, compared to $331.8 million at December 31, 2012. Such amounts are shown net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	December 31, 2013			December 31, 2012
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$52,964	$(1,924)	32.4	$114,670	$(4,704)	38.3
10-20%	20,312	(2,792)	47.0	22,851	(3,612)	29.4
20-30%	3,103	(1,140)	19.2	6,205	(1,973)	16.1
30-40%	184	(82)	1.4	1,953	(981)	8.0
40-50%	—	—	—	1,027	(829)	6.7
50-70%	—	—	—	148	(191)	1.5
Total	$76,563	$(5,938)	100.0	$146,854	$(12,290)	100.0
On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover its cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at December 31, 2013. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at December 31, 2013.
The following table summarizes our other investments:

	December 31, 2013	December 31, 2012
Available for sale:
Asian and emerging markets	$331,984	$316,860
Investment grade fixed income	159,115	220,410
Other	7,211	12,010
Total available for sale	498,310	549,280
Fair value option:
Term loan investments (par value: $494,502 and $307,016)	512,076	308,596
Asian and emerging markets	14,054	24,035
Investment grade fixed income	75,062	67,624
Non-investment grade fixed income	—	11,093
Other (1)	172,088	116,623
Total fair value option	$773,280	$527,971
Total	$1,271,590	$1,077,251

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2013 and 2012 by level.
Premiums Receivable and Reinsurance Recoverables
At December 31, 2013, 80.0% of premiums receivable of $753.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. At December 31, 2012, 69.6% of premiums receivable of $688.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.7% of the total. Approximately 27.6% of the $56.1 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2013, compared to 18.9% of the $41.0 million of paid losses and loss adjustment expenses recoverable at December 31, 2012. No collection issues were indicated on the amount in excess of 90 days overdue at December 31, 2013. At December 31, 2013 and 2012, our reserves for doubtful accounts were approximately $12.3 million and $12.0 million, respectively.
At December 31, 2013, approximately 86.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.2% of our total shareholders’ equity. At December 31, 2012, approximately 87.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.7% of our total shareholders’ equity.

The following table details our reinsurance recoverables at December 31, 2013:

	% of Total	A.M. Best Rating (1)
Everest Reinsurance Company	13.1%	A+
Munich Reinsurance America, Inc.	9.5%	A+
Lloyd’s syndicates (2)	6.8%	A
Partner Reinsurance Company of the U.S.	5.8%	A+
Odyssey America Reinsurance Corporation (3)	5.3%	A
Transatlantic Reinsurance Company	5.1%	A
Allied World Assurance Company Ltd.	4.6%	A
Hannover Rückversicherung AG	4.0%	A+
Swiss Reinsurance America Corporation	3.6%	A+
Berkley Insurance Company	3.3%	A+
Platinum Underwriters Reinsurance Inc.	2.8%	A
XL Reinsurance America	2.6%	A
ACE Property & Casualty Insurance Company	2.3%	A+
Endurance Reinsurance Corporation of America	2.0%	A
Alterra Reinsurance Ltd.	2.0%	A
AXIS Reinsurance Company	1.8%	A+
Liberty Mutual Insurance Company	1.7%	A
All other (4)	23.7%
Total	100.0%

(1)
The financial strength ratings are as of February 20, 2014 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.” Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)	The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.

(3)	A significant portion of amounts due from Odyssey America Reinsurance Corporation is collateralized through reinsurance trusts.

(4)
Such amount included 10.2% due from companies rated “A-” or better and 13.5% from companies not rated. For items not rated, a substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

Reserves for Losses and Loss Adjustment Expenses
We establish reserves for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we are a relatively new company with relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses” and “Business—Reserves” for further details.
Shareholders’ Equity
Our shareholders’ equity was $5.65 billion at December 31, 2013, compared to $5.17 billion at December 31, 2012. The increase in 2013 of $478.6 million was primarily attributable to underwriting returns, which more than offset a reduction in unrealized gains on investments during the period.

Book Value per Common Share
The following table presents the calculation of book value per common share at December 31, 2013 and 2012:

(U.S. dollars in thousands, except share data)	December 31,
	2013	2012
Calculation of book value per common share:
Total shareholders’ equity	$5,647,496	$5,168,878
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity	$5,322,496	$4,843,878
Common shares outstanding (1)	133,674,884	133,842,613
Book value per common share	$39.82	$36.19

(1)	Excludes the effects of 8,338,480 and 8,221,444 stock options and 443,710 and 480,406 restricted stock units outstanding at December 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the Series C non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $5.8 million at December 31, 2013, compared to $14.7 million at December 31, 2012. During 2013, ACGL received dividends of $119.5 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.
The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement ("ECR") which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2013, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.36 billion ($2.32 billion at December 31, 2012) and statutory capital and surplus of $5.42 billion ($5.01 billion at December 31, 2012), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.35 billion to ACGL during 2014 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2013.
Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly-owned subsidiary of ACGL. Arch Re U.S. can declare a maximum of approximately $101.3 million of dividends during 2014 subject to the authority of the Nebraska Director of Insurance to disapprove the payment of such dividend. Nebraska insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. In addition, Nebraska insurance laws require that each insurer give notice to the Nebraska Director of Insurance of all dividends and other distributions within five business days following declaration thereof and that any such dividend or other distribution may not be paid within ten business days of such notice, unless for good cause shown and the Nebraska Director of Insurance has approved such payment within the ten business days of such notice.
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
Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2013 and 2012, such amounts approximated $5.30 billion and $5.47 billion, respectively.
Our non-U.S. operations account for a significant percentage of our net premiums written. In general, the business written by our non-U.S. operations, which is heavily weighted towards reinsurance business, has been more profitable than the business written in our U.S. operations, which is weighted more towards insurance business. In general, our reinsurance segment has operated at a higher margin than our insurance segment, which is due to prevailing market conditions and the mix and type of business written. The most profitable line of business in the current environment continues to be catastrophe-exposed property reinsurance, which is written primarily in our non-U.S. operations. Additionally, a significant component of our pre-tax income is generated through our investment performance. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2013 calendar year, the U.S. groups ceded business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 55% (compared to 46% for 2012). All of the above factors have resulted in the non-U.S. group providing a higher contribution to our overall pre-tax income in the current period than the percentage of net premiums written would indicate.
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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended
	December 31,
	2013	2012	2011
Total cash provided by (used for):
Operating activities	$850,868	$921,603	$866,112
Investing activities	(1,307,513)	(395,968)	(538,420)
Financing activities	524,018	(513,035)	(337,135)
Effects of exchange rate changes on foreign currency cash	(4,357)	6,742	(1,598)
Increase (decrease) in cash	$63,016	$19,342	$(11,041)

•
Cash provided by operating activities for 2013 was lower than in 2012, primarily due to a higher level of paid losses, reflecting outflows on catastrophic events from and the maturation of our reserves. Such amount was partially offset by a higher amount of premium receipts in 2013, reflecting the growth in premiums in both our reinsurance and insurance operations.

•
Cash used for investing activities for 2013 was higher than in 2012. Investing activities in 2013 reflected increases in both purchases and sales of fixed maturity investments compared to 2012, continued funding of other investments (both existing and new investments) along with the short-term investment of proceeds from our senior note offering in December 2013.

•
Cash provided by financing activities for 2013 was higher than in 2012. Financing activities in 2013 reflected $494.2 million of proceeds from our senior note offering in December 2013 and a lower level of share repurchases under our share repurchase program compared to 2012.

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
On a consolidated basis, our aggregate investable assets totaled $14.05 billion at December 31, 2013, compared to $13.05 billion at December 31, 2012. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $807.6 million at December 31, 2013.
In August 2011, S&P downgraded the U.S. credit rating from “AAA” to “AA+” with a negative outlook and warned it could lower the credit rating to “AA” within the next two years if it sees less reduction in spending than agreed to, higher interest rates, or new fiscal pressures during the period result in a higher general government debt trajectory. In addition, both Moody’s and Fitch have announced the possibility of a downgrade to the U.S. credit rating. The impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of December 31, 2013 included $1.30 billion of obligations of the U.S. government and government agencies at fair value and $1.48 billion of municipal bonds at fair value. Please refer to Item 1A "Risk Factors" for a discussion of other risks relating to our business and investment portfolio.
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
In December 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500.0 million principal amount of 5.144% senior notes issued at par and due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and ACGL, respectively. A portion of the proceeds from the offering were used to fund the acquisition of the mortgage operations noted below. In addition, the proceeds are available for other corporate purposes.
On January 30, 2014, our U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company and the mortgage insurance operating platform of PMI. At closing, we paid aggregate consideration of $253.0 million. Additional amounts may be paid based on the actual results of CMG Mortgage Insurance Company's pre-closing portfolio over an agreed upon period.
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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. ince the inception of the share repurchase program through December 31, 2013, ACGL has repurchased approximately 109.9 million common shares for an aggregate purchase price of $2.79 billion. At December 31, 2013, approximately $712.1 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
In August 2011, we entered into a three-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility. Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to letter of credit facilities for up to a total of $197.6 million, which are available on a limited basis and for limited purposes. Refer to note 14, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.
In March 2012, ACGL and Arch-U.S. filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

At December 31, 2013, ACGL’s capital of $6.55 billion consisted of $800.0 million of senior notes, representing 12.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.5% of the total, $325.0 million of preferred shares, representing 5.0% of the total, and common shareholders’ equity of $5.32 billion, representing 81.3% of the total. At December 31, 2012, ACGL’s capital of $5.57 billion consisted of $300.0 million of senior notes, representing 5.4% of the total, $100.0 million of revolving credit agreement borrowings, representing 1.8% of the total, $325.0 million of preferred shares, representing 5.8% of the total, and common shareholders’ equity of $4.84 billion, representing 87.0% of the total. The increase in 2013 was primarily attributable to operating returns and the issuance of $500.0 million of senior notes in December 2013, which more than offset a reduction in unrealized gains on investments during the period.
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
For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we seek to limit our 1-in-250 year return period net probable maximum loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones. Our loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry.” Depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business. See “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” for a discussion of our catastrophe reinsurance programs.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Letter of Credit and Revolving Credit Facilities

As of December 31, 2013, we had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.09 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2011 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2013. The Credit Agreement expires on August 18, 2014.

We have access to other letter of credit facilities for up to a total of $197.6 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2013. At such date, we had approximately $459.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $537.7 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

Senior Notes

On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes due May 1, 2034 (“ACGL Senior Notes”). The ACGL Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the ACGL Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the ACGL Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the ACGL Senior Notes at December 31, 2013 and 2012 was $381.0 million and $379.1 million, respectively.
On December 13, 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500.0 million principal amount of 5.144% senior notes due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and ACGL, respectively. Interest payments on the Arch-U.S. Senior Notes are due on May 1st and November 1st of each year. Arch-U.S. may redeem the Arch-U.S. Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the Arch-U.S. Senior Notes at December 31, 2013 was $514.1 million.
During 2013, 2012 and 2011, the Company made interest payments of $23.7 million, $29.1 million and $30.5 million, respectively, related to its senior notes and other financing arrangements.
Investment in Joint Venture

In May 2008, we provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, Arch Re Bermuda and GIC each own 50% of Gulf Re, which commenced underwriting activities in June 2008. Gulf Re targets the six member states of the Gulf Cooperation Council (“GCC”), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. Gulf Re provides property and casualty reinsurance primarily in the member states of the GCC. The initial capital of the joint venture consisted of $200.0 million with an additional $200.0 million commitment to be funded equally by us and GIC depending on the joint venture’s business needs. We account for our investment in Gulf Re, shown as “Investment in joint venture,” using the equity method and record our equity in the operating results of Gulf Re in “Other income (loss)” on a quarter lag basis.

Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2013:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt obligations	$900,000	$100,000	$—	$—	$800,000
Interest expense on long-term debt obligations	1,221,516	45,661	95,540	95,540	984,775
Operating lease obligations	140,385	19,009	36,240	30,730	54,406
Purchase obligations	35,888	16,829	16,606	2,453	—
Reserve for losses and loss adjustment expenses, gross (1)	8,824,696	2,380,993	2,782,235	1,390,981	2,270,487
Deposit accounting liabilities (2)	421,297	84,796	110,497	67,905	158,099
Contractholder payables (3)	1,064,246	374,639	380,473	139,782	169,352
Securities lending collateral (4)	107,999	107,999	—	—	—
Investment in Joint Venture (5)	100,000	—	—	—	100,000
Unfunded investment commitments (6)	811,673	811,673	—	—	—
Total	$13,627,700	$3,941,599	$3,421,591	$1,727,391	$4,537,119

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 66% of our reserves for losses and loss adjustment expenses were incurred but not reported at December 31, 2013.

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

(4)
As part of our securities lending program, we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as “Investment of funds received under securities lending agreements, at fair value” or “Securities purchased under agreements to resell using funds received under securities lending agreements.” Such collateral is due back to the third parties at the close of the securities lending transaction.

(5)
We have committed an additional $100.0 million to our investment in Gulf Re depending on the joint venture’s business needs. We do not anticipate that additional funding will be required in the next five years.

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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2013. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.

The sensitivity analysis performed as of December 31, 2013 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2013 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2013 and 2012:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100
December 31, 2013
Total fair value	$13,338.9	$13,178.2	$13,009.5	$12,839.6	$12,671.3
Change from base	2.53%	1.30%	-	(1.31)%	(2.60)%
Change in unrealized value	$329.4	$168.7	-	$(169.9)	$(338.2)
December 31, 2012
Total fair value	$12,463.4	$12,303.5	$12,121.9	$11,937.4	$11,751.6
Change from base	2.82%	1.50%	-	(1.52)%	(3.05)%
Change in unrealized value	$341.5	$181.6	-	$(184.5)	$(370.3)
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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2013 and 2012:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	50	100
December 31, 2013
Total fair value	$13,228.3	$13,137.9	$13,009.5	$12,896.3	$12,783.0
Change from base	1.68%	0.99%	-	(0.87)%	(1.74)%
Change in unrealized value	$218.8	$128.4	-	$(113.2)	$(226.5)
December 31, 2012
Total fair value	$12,337.5	$12,242.7	$12,121.9	$12,008.8	$11,894.8
Change from base	1.78%	1.00%	-	(0.93)%	(1.87)%
Change in unrealized value	$215.6	$120.8	-	$(113.1)	$(227.1)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2013, our portfolio’s VaR was estimated to be 3.43%, compared to an estimated 2.75% at December 31, 2012.
Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2013 and 2012, the fair value of our investments in equity securities, privately held securities (excluding our investment in Aeolus LP which is accounted for using the equity method) and certain other investments totaled $606.4 million and $563.7 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $60.6 million and $56.4 million at December 31, 2013 and 2012, respectively, and would have decreased book value per common share by approximately $0.45 and $0.42, respectively.
Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At December 31, 2013, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $812.1 million, compared to $390.7 million at December 31, 2012. A 100 basis point depreciation of the underlying exposure to these derivative instruments at December 31, 2013 and 2012 would have resulted in a reduction in net income of approximately $8.1 million and $3.9 million, respectively, and would have decreased book value per common share by $0.06 and $0.03, respectively.
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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at December 31, 2013 and 2012:

(U.S. dollars in thousands, except per share data)	December 31,
	2013	2012
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$168,352	$146,227
Shareholders’ equity denominated in foreign currencies (1)	396,106	290,310
Net foreign currency forward contracts outstanding (2)	(87,399)	(76,517)
Net assets denominated in foreign currencies	$477,059	$360,020
Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(47,706)	$(36,002)
Book value per common share	$(0.36)	$(0.27)
Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$47,706	$36,002
Book value per common share	$0.36	$0.27
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page No.

Report of Independent Registered Public Accounting Firm	133

Consolidated Balance Sheets
At December 31, 2013 and December 31, 2012	134

Consolidated Statements of Income
For the years ended December 31, 2013, 2012 and 2011	135

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013, 2012 and 2011	136

Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2013, 2012 and 2011	137

Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011	137

Notes to Consolidated Financial Statements	139

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the "Company") at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 3, 2014

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2013	2012
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,564,634 and $9,567,290)	$9,571,776	$9,839,988
Short-term investments available for sale, at fair value (amortized cost: $1,477,584 and $719,848)	1,478,367	722,121
Investment of funds received under securities lending, at fair value (amortized cost: $97,943 and $42,302)	100,584	42,531
Equity securities available for sale, at fair value (cost: $433,275 and $298,414)	496,824	312,749
Other investments available for sale, at fair value (cost: $488,687 and $519,955)	498,310	549,280
Investments accounted for using the fair value option	1,221,534	917,466
Investments accounted for using the equity method	244,339	307,105
Total investments	13,611,734	12,691,240
Cash	434,057	371,041
Accrued investment income	66,848	71,748
Investment in joint venture (cost: $100,000)	104,856	107,284
Fixed maturities and short-term investments pledged under securities lending, at fair value	105,081	50,848
Premiums receivable	753,924	688,873
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,804,330	1,870,037
Contractholder receivables	1,064,246	865,728
Prepaid reinsurance premiums	328,343	298,484
Deferred acquisition costs, net	342,314	262,822
Receivable for securities sold	50,555	19,248
Other assets	899,806	519,409
Total Assets	$19,566,094	$17,816,762
Liabilities
Reserve for losses and loss adjustment expenses	$8,824,696	$8,933,292
Unearned premiums	1,896,365	1,647,978
Reinsurance balances payable	196,167	188,546
Contractholder payables	1,064,246	865,728
Deposit accounting liabilities	421,297	27,594
Senior notes	800,000	300,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	107,999	52,356
Payable for securities purchased	51,318	37,788
Other liabilities	456,510	494,602
Total Liabilities	13,918,598	12,647,884
Commitments and Contingencies
Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 169,560,591 and 168,255,572)	565	561
Additional paid-in capital	299,517	227,778
Retained earnings	6,042,154	5,354,361
Accumulated other comprehensive income, net of deferred income tax	74,964	287,017
Common shares held in treasury, at cost (shares: 35,885,707 and 34,412,959)	(1,094,704)	(1,025,839)
Total Shareholders' Equity	5,647,496	5,168,878
Total Liabilities and Shareholders' Equity	$19,566,094	$17,816,762

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2013	2012	2011
Revenues
Net premiums written	$3,351,367	$3,052,235	$2,673,326
Change in unearned premiums	(205,415)	(117,095)	(41,511)
Net premiums earned	3,145,952	2,935,140	2,631,815
Net investment income	267,219	294,895	338,198
Net realized gains	74,018	194,228	110,646
Other-than-temporary impairment losses	(3,961)	(12,175)	(13,850)
Less investment impairments recognized in other comprehensive income, before taxes	175	787	4,788
Net impairment losses recognized in earnings	(3,786)	(11,388)	(9,062)

Other underwriting income	7,639	8,090	3,429
Equity in net income (loss) of investment funds accounted for using the equity method	35,701	73,510	(9,605)
Other income (loss)	(586)	(12,094)	(2,114)
Total revenues	3,526,157	3,482,381	3,063,307

Expenses
Losses and loss adjustment expenses	1,679,424	1,861,277	1,727,553
Acquisition expenses	564,103	508,884	462,937
Other operating expenses	500,730	465,353	432,122
Interest expense	27,060	28,525	31,691
Net foreign exchange losses (gains)	12,335	28,955	(17,366)
Total expenses	2,783,652	2,892,994	2,636,937

Income before income taxes	742,505	589,387	426,370

Income taxes:
Current tax expense	32,696	9,004	7,831
Deferred tax expense (benefit)	78	(13,014)	(17,624)
Income tax expense (benefit)	32,774	(4,010)	(9,793)

Net income	709,731	593,397	436,163

Preferred dividends	21,938	25,079	25,844
Loss on repurchase of preferred shares	—	10,612	—

Net income available to common shareholders	$687,793	$557,706	$410,319

Net income per common share
Basic	$5.24	$4.15	$3.10
Diluted	$5.07	$4.03	$2.97

Weighted average common shares and common share equivalents outstanding
Basic	131,355,392	134,446,158	132,221,970
Diluted	135,777,183	138,258,847	138,289,702

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2013	2012	2011
Comprehensive Income
Net income	$709,731	$593,397	$436,163
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding (losses) gains arising during period	(176,403)	273,931	89,059
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(175)	(787)	(4,788)
Reclassification of net realized gains, net of income taxes, included in net income	(32,686)	(157,824)	(123,562)
Foreign currency translation adjustments	(2,789)	17,774	(11,289)
Other comprehensive income (loss)	(212,053)	133,094	(50,580)
Comprehensive Income	$497,678	$726,491	$385,583

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2013	2012	2011
Non-Cumulative Preferred Shares
Balance at beginning of year	$325,000	$325,000	$325,000
Shares issued - Series C	—	325,000	—
Shares repurchased - Series A and B	—	(325,000)	—
Balance at end of period	325,000	325,000	325,000

Common Shares
Balance at beginning of year	561	549	534
Common shares issued, net	4	12	15
Balance at end of year	565	561	549

Additional Paid-in Capital
Balance at beginning of year	227,778	161,419	110,325
Common shares issued, net	8,237	6,823	5,767
Issue costs on Series C preferred shares	—	(9,398)	—
Reversal of issue costs on repurchase of preferred shares	—	10,612	—
Exercise of stock options	10,561	14,218	12,305
Amortization of share-based compensation	49,237	42,303	30,986
Other	3,704	1,801	2,036
Balance at end of year	299,517	227,778	161,419

Retained Earnings
Balance at beginning of year	5,354,361	4,796,655	4,386,336
Net income	709,731	593,397	436,163
Preferred share dividends	(21,938)	(25,079)	(25,844)
Loss on repurchase of preferred shares	—	(10,612)	—
Balance at end of year	6,042,154	5,354,361	4,796,655

Accumulated Other Comprehensive Income
Balance at beginning of year	287,017	153,923	204,503
Change in unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax	(209,089)	116,107	(34,503)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(175)	(787)	(4,788)
Foreign currency translation adjustments, net of deferred income tax	(2,789)	17,774	(11,289)
Balance at end of year	74,964	287,017	153,923

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(1,025,839)	(845,472)	(549,912)
Shares repurchased for treasury	(68,865)	(180,367)	(295,560)
Balance at end of year	(1,094,704)	(1,025,839)	(845,472)
Total Shareholders’ Equity	$5,647,496	$5,168,878	$4,592,074

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$709,731	$593,397	$436,163
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(78,084)	(199,547)	(113,922)
Net impairment losses recognized in earnings	3,786	11,388	9,062
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	52,824	(43,633)	71,100
Share-based compensation	49,237	42,303	30,986
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	(29,393)	395,901	274,622
Unearned premiums, net of prepaid reinsurance premiums	205,415	117,095	41,552
Premiums receivable	(60,224)	(120,380)	(7,226)
Deferred acquisition costs, net	(75,948)	(34,371)	(1,259)
Reinsurance balances payable	6,830	42,740	5,515
Other liabilities	(29,989)	41,049	43,298
Other items	96,683	75,661	76,221
Net Cash Provided By Operating Activities	850,868	921,603	866,112

Investing Activities
Purchases of:
Fixed maturity investments	(18,174,988)	(17,568,592)	(13,875,635)
Equity securities	(535,857)	(268,999)	(413,024)
Other investments	(1,326,729)	(1,000,049)	(593,862)
Proceeds from the sales of:
Fixed maturity investments	17,196,614	16,366,306	12,398,253
Equity securities	462,787	313,617	369,503
Other investments	1,162,707	443,630	543,757
Proceeds from redemptions and maturities of fixed maturity investments	731,708	1,115,594	1,034,489
Net (purchases) sales of short-term investments	(750,613)	185,919	(2,389)
Change in investment of securities lending collateral	(55,643)	6,190	19,475
Purchase of business, net of cash acquired	—	28,948	—
Purchases of furniture, equipment and other assets	(17,499)	(18,532)	(18,987)
Net Cash Provided By (Used For) Investing Activities	(1,307,513)	(395,968)	(538,420)

Financing Activities
Proceeds from issuance of Series C preferred shares, net	—	315,763	—
Repurchase of Series A and B preferred shares	—	(325,000)	—
Purchases of common shares under share repurchase program	(57,796)	(172,056)	(287,561)
Proceeds from common shares issued, net	3,051	7,033	6,332
Proceeds from borrowings	494,228	—	—
Repayments of borrowings	—	(310,868)	(15,352)
Change in securities lending collateral	55,643	(6,190)	(19,475)
Other	50,830	6,664	4,765
Preferred dividends paid	(21,938)	(28,381)	(25,844)
Net Cash Provided By (Used For) Financing Activities	524,018	(513,035)	(337,135)

Effects of exchange rate changes on foreign currency cash	(4,357)	6,742	(1,598)

Increase (decrease) in cash	63,016	19,342	(11,041)
Cash beginning of year	371,041	351,699	362,740
Cash end of year	$434,057	$371,041	$351,699

See Notes to Consolidated Financial Statements

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General
Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. ACGL was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) pursuant to an internal reorganization transaction completed in November 2000. In October 2001, the Company launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million.
As used herein, the “Company” means ACGL and its subsidiaries. Similarly, “Common Shares” means the common shares, par value $0.0033, of ACGL. The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2.    Significant Accounting Policies
(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL and its subsidiaries, including Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Re U.S., Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company, Arch Insurance Canada Ltd. ("Arch Insurance Canada"), Arch Risk Transfer Services Ltd., Arch Reinsurance Europe Underwriting Limited (“Arch Re Europe”), Arch Mortgage Insurance Limited (“Arch MI Europe”), Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”) and Lloyd’s of London syndicate 2012 and related companies (“Arch Syndicate 2012”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
(b) Premium Revenues and Related Expenses
Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in the Company’s programs, specialty lines, lenders products business and for participation in involuntary pools. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.
Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company’s experience with the ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each line of business, and management’s judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company’s underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company’s historical experience with the brokers or ceding companies. In addition, reinsurance contracts under which the Company assumes business generally contain specific provisions which allow the Company to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information. Based on a review of all available information, management establishes premium estimates where reports have not been received. Premium estimates are updated when new information is received and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.
Reinsurance premiums written are recorded based on the type of contracts the Company writes. Premiums on the Company’s excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, premiums are recorded as written based on the terms of the contract. Estimates of premiums written under

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Acquisition expenses and other expenses related to the Company’s underwriting operations that vary with, and are directly related to, the successful acquisition or renewal of business are deferred and amortized over the period in which the related premiums are earned. Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain the Company’s business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed unearned premiums and anticipated investment income. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No significant premium deficiency charges were recorded by the Company during 2013, 2012 or 2011.
(c) Deposit Accounting
Certain assumed reinsurance contracts, which pursuant to Financial Accounting Standards Board (“FASB”) guidance regarding the accounting and reporting for reinsurance and short-duration and long-duration contracts, that are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in the FASB guidance. However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts or deposit contracts. Under the FASB guidance, for those contracts that contain only significant underwriting risk,

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as other underwriting income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. Additional judgments are required when applying the accounting guidance with respect to the revenue recognition criteria for contracts deemed to transfer only significant underwriting risk. For those contracts that contain only significant timing risk, an accretion rate is established at inception of the contract based on actuarial estimates whereby the deposit accounting liability is increased to the estimated amount payable over the contract term. The accretion on the deposit is based on the expected rate of return required to fund the expected future payment obligations. Periodically the Company reassesses the estimated ultimate liability and the related expected rate of return. The accretion of the deposit accounting liability as well as changes to the estimated ultimate liability and the accretion rate are reflected as part of interest expense in the Company’s results of operations.

Deposit accounting liabilities totaled $421.3 million and $27.6 million, respectively, at December 31, 2013 and 2012. Under some of these contracts, the ceding company retains the related assets on a funds-held basis. In those instances, the Company records the asset as a deposit accounting asset. Deposit accounting assets of $370.5 million and $6.5 million, respectively, at December 31, 2013 and 2012 are included in “Other assets” on the Company’s balance sheet. Interest income produced by those assets are recorded as part of net investment income in the Company's results of operations.

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
(e) Reinsurance Ceded
In the normal course of business, the Company purchases reinsurance to increase capacity and to limit the impact of individual losses and events on its underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses pro rata, excess of loss and facultative reinsurance contracts. Reinsurance ceding commissions are recognized as a reduction to acquisition costs on a pro rata basis over the period of risk while the portion of such commissions that will be earned in the future is deferred. The accompanying consolidated statement of income reflects premiums and losses and loss adjustment expenses and acquisition costs, net of reinsurance ceded. See Note 4 for information on the Company's reinsurance usage. Ceded unearned premiums are reported as prepaid reinsurance premiums and estimated amounts of reinsurance recoverable on unpaid losses are reported as unpaid losses and loss adjustment expenses recoverable. Reinsurance premiums ceded and unpaid losses and loss adjustment expenses recoverable are estimated in a manner consistent with that of the original policies issued and the terms of the reinsurance contracts. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
(f) Cash
Cash includes cash equivalents, which are investments with original maturities of three months or less that are not managed by external or internal investment advisors.
(g) Investments
The Company currently classifies substantially all of its fixed maturity investments, equity securities and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value (also known as fair value) with the changes in fair value recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. The fair value of fixed maturity securities and equity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external and internal investment managers.
The Company participates in a securities lending program as a mechanism for generating additional interest income on its fixed income portfolio. Under the security lending agreements, certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received, primarily in the form of cash, is required at a rate of 102% of the fair value of the loaned securities including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reinvested and is reflected as “Investment of funds received under securities lending agreements, at fair value.”
The Company’s investment portfolio includes certain funds that, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported for on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method.” As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations.
Other investments include funds and separately managed accounts with holdings in Asian and emerging markets, fixed maturities, term loans and other investment strategies. The fair value for certain of the Company’s other investments are determined using net asset values (“NAVs”) as advised by external fund managers. The NAV is based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. Certain of the funds are accounted for as available for sale equity securities, regardless of the nature of the investments held within the fund.
The Company elected to carry certain fixed maturity securities, equity securities and other investments at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in "Net realized gains (losses)." The primary reasons for electing the fair value option were to address simplification and cost-benefit considerations.
The Company invests in limited partner equity interests issued by third party variable interest entities (“VIE”). Such amounts are included in investments accounted for using the equity method, other investments available for sale and investments accounted for using the fair value option. A VIE refers to entities that have characteristics such as (i) insufficient equity at risk to allow the entity to finance its activities without additional financial support or (ii) instances where the equity investors, as a group, do not have the characteristic of a controlling financial interest. If the Company is determined to be the primary beneficiary, it is required to consolidate the VIE. The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. At inception of the VIE as well as on an ongoing basis, the Company determines whether it is the primary beneficiary based on an analysis of the Company’s level of involvement in the VIE, the contractual terms, and the overall structure of the VIE. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet and any unfunded commitment.
The Company performs quarterly reviews of its investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments (“OTTI”). The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline and (iv) the analysis of specific credit events. The Company evaluates the unrealized losses of its equity securities by issuer and forecasts a reasonable period of time by

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the fair value of the securities would increase and the Company would recover its cost. If the Company is unable to forecast a reasonable period of time in which to recover the cost of its equity securities, a net impairment loss in earnings equivalent to the entire unrealized loss is recognized.
When there are credit-related losses associated with debt securities for which the Company does not have an intent to sell and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, the amount of the OTTI related to a credit loss is recognized in earnings and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. See Note 6, “Investment Information—Other-Than-Temporary Impairments” for additional information.
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
Investment gains or losses realized on the sale of investments, except for certain fund investments, are determined on a first-in, first-out basis and are reflected in net income. Investments gains or losses realized on the sale of certain fund investments are determined on an average cost basis. Unrealized appreciation or decline in the value of securities, which are carried at fair value, is excluded from net income and recorded as a separate component of accumulated other comprehensive income, net of applicable deferred income tax.
(h) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in the Consolidated Balance Sheets. The Company employs the use of derivative instruments within its operations in two primary ways: (i) through its investment activities to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains” in the Consolidated Statements of Income; and (ii) through its underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the Consolidated Statements of Income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2013, 2012, and 2011, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See Note 9 for information on the Company’s derivative instruments.
(i) Reserves for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, excludes estimates of amounts due from insureds related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management’s estimates of reserves for losses incurred for which reports or claims have not been received. The Company’s reserves are based on a combination of reserving methods, incorporating both Company and industry loss development patterns. The Company selects the initial expected loss and loss adjustment expense ratios based

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques have been given further weight in its reserving process based on the continuing maturation of the Company’s reserves. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis, except for excess workers’ compensation and employers’ liability business written by the Company’s insurance operations.
(j) Contractholder Receivables and Payables
Certain insurance policies written by the Company’s insurance operations feature large deductibles, primarily in its construction and national accounts lines of business. Under such contracts, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively. In the event that the Company is unable to collect from the policyholder, the Company would record an increase to losses and loss adjustment expenses related to such policy.
(k) Foreign Exchange
Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income, net of applicable deferred income tax. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued. In the case of foreign currency denominated fixed maturity securities which are classified as “available for sale,” the change in exchange rates between the local currency in which the investments are denominated and the Company’s functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of accumulated other comprehensive income, net of applicable deferred income tax.
(l) Income Taxes
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
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes.
(m) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. The Company’s share-based payment arrangements generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The share-based compensation expense associated with such awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. In November 2012, the Company issued off-cycle share-based awards, which will cliff vest on the fifth anniversary of the grant date. The expense for such grant will be amortized on a straight- line basis over the five-year requisite service period. The off-cycle awards have similar terms as the annual award agreements, however with respect to retirement eligible employees service is required for the employee to retain the award. Retirement-eligible employees retiring prior to the fifth anniversary of the grant date will vest in a pro-rated portion of the award commensurate with the service performed. Such employees will receive the vested portion at the end of the five-year cliff period. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See Note 17 for information relating to the Company’s share-based payment awards.
(n) Guaranty Fund and Other Related Assessments
Liabilities for guaranty fund and other related assessments in the Company’s insurance and reinsurance operations are accrued when the Company receives notice that an amount is payable, or earlier if a reasonable estimate of the assessment can be made.
(o) Treasury Shares
Treasury shares are common shares purchased by the Company and not subsequently canceled. These shares are recorded at cost and result in a reduction of the Company’s shareholders’ equity in its Consolidated Balance Sheets.
(p) Recent Accounting Pronouncements
Effective January 1, 2013, the Company adopted FASB guidance requiring additional disclosures about reclassification adjustments from accumulated other comprehensive income. As this guidance is disclosure-related only, the adoption of this guidance did not impact the Company’s results of operations, financial condition or liquidity. The additional disclosures are provided in Note 10, "Other Comprehensive Income (Loss)."
 Effective January 1, 2013, the Company adopted FASB guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. The disclosure requirements of this guidance are limited to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing/lending transactions. As this guidance is disclosure-related only and did not amend existing balance sheet offsetting guidance, adoption did not impact the Company’s results of operations, financial condition or liquidity. The additional disclosures are provided in Note 6, "Investment Information," and Note 9, "Derivative Instruments."
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

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The insurance segment consists of the Company’s insurance underwriting subsidiaries which primarily write on both an admitted and non-admitted basis. Specialty product lines include: casualty; construction; executive assurance; healthcare; lenders products; national accounts; professional liability; programs; property, energy, marine and aviation; surety; travel and accident; and other (consisting of alternative markets, contract binding, accident and health and excess workers' compensation business).
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
Corporate and other (non-underwriting) includes net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net impairment losses recognized in earnings, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses, income taxes and items related to the Company’s non-cumulative preferred shares.
The following tables set forth an analysis of the Company’s underwriting income by segment, together with a reconciliation of underwriting income to net income available to common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2013
	Insurance	Reinsurance	Total
Gross premiums written (1)	$2,712,509	$1,489,191	$4,196,623
Net premiums written	1,948,796	1,402,571	3,351,367

Net premiums earned	$1,876,014	$1,269,938	$3,145,952
Other underwriting income	2,122	5,517	7,639
Losses and loss adjustment expenses	(1,188,445)	(490,979)	(1,679,424)
Acquisition expenses, net	(311,904)	(252,199)	(564,103)
Other operating expenses	(315,387)	(142,940)	(458,327)
Underwriting income	$62,400	$389,337	451,737
Net investment income			267,219
Net realized gains			74,018
Net impairment losses recognized in earnings			(3,786)
Equity in net income (loss) of investment funds accounted for using the equity method			35,701
Other income (loss)			(586)
Other expenses			(42,403)
Interest expense			(27,060)
Net foreign exchange losses			(12,335)
Income before income taxes			742,505
Income tax expense			(32,774)
Net income			709,731
Preferred dividends			(21,938)
Net income available to common shareholders			$687,793

Underwriting Ratios
Loss ratio	63.3%	38.7%	53.4%
Acquisition expense ratio (2)	16.5%	19.9%	17.9%
Other operating expense ratio	16.8%	11.3%	14.6%
Combined ratio	96.6%	69.9%	85.9%

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	The acquisition expense ratio is adjusted to include certain other underwriting income.

	Year Ended December 31, 2012
	Insurance	Reinsurance	Total
Gross premiums written (1)	$2,593,959	$1,282,000	$3,869,161
Net premiums written	1,825,334	1,226,901	3,052,235

Net premiums earned	$1,800,343	$1,134,797	$2,935,140
Other underwriting income	2,335	5,755	8,090
Losses and loss adjustment expenses	(1,283,841)	(577,436)	(1,861,277)
Acquisition expenses, net	(298,983)	(209,901)	(508,884)
Other operating expenses	(307,489)	(122,546)	(430,035)
Underwriting income (loss)	$(87,635)	$230,669	143,034
Net investment income			294,895
Net realized gains			194,228
Net impairment losses recognized in earnings			(11,388)
Equity in net income (loss) of investment funds accounted for using the equity method			73,510
Other income (loss)			(12,094)
Other expenses			(35,318)
Interest expense			(28,525)
Net foreign exchange losses			(28,955)
Income before income taxes			589,387
Income tax benefit			4,010
Net income			593,397
Preferred dividends			(25,079)
Loss on repurchase of preferred shares			$(10,612)
Net income available to common shareholders			$557,706

Underwriting Ratios
Loss ratio	71.3%	50.9%	63.4%
Acquisition expense ratio (2)	16.5%	18.5%	17.3%
Other operating expense ratio	17.1%	10.8%	14.7%
Combined ratio	104.9%	80.2%	95.4%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	The acquisition expense ratio is adjusted to include certain other underwriting income.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
	Insurance	Reinsurance	Total
Gross premiums written (1)	$2,444,485	$998,520	$3,436,456
Net premiums written	1,721,279	952,047	2,673,326

Net premiums earned	$1,679,047	$952,768	$2,631,815
Other underwriting income	2,870	559	3,429
Losses and loss adjustment expenses	(1,172,742)	(554,811)	(1,727,553)
Acquisition expenses, net	(278,696)	(184,241)	(462,937)
Other operating expenses	(307,797)	(92,945)	(400,742)
Underwriting income (loss)	$(77,318)	$121,330	44,012
Net investment income			338,198
Net realized gains			110,646
Net impairment losses recognized in earnings			(9,062)
Equity in net income (loss) of investment funds accounted for using the equity method			(9,605)
Other income			(2,114)
Other expenses			(31,380)
Interest expense			(31,691)
Net foreign exchange gains			17,366
Income before income taxes			426,370
Income tax benefit			9,793
Net income			436,163
Preferred dividends			(25,844)
Net income available to common shareholders			$410,319

Underwriting Ratios
Loss ratio	69.8%	58.2%	65.6%
Acquisition expense ratio (2)	16.4%	19.3%	17.5%
Other operating expense ratio	18.3%	9.8%	15.2%
Combined ratio	104.5%	87.3%	98.3%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	The acquisition expense ratio is adjusted to include certain other underwriting income.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INSURANCE SEGMENT	Year Ended December 31,
	2013	2012	2011
Net premiums written (1)
Programs	$419,673	$340,130	$290,378
Property, energy, marine and aviation	280,551	294,690	335,589
Professional liability	222,351	260,705	237,860
Executive assurance	213,727	250,904	231,405
Construction	161,877	130,201	120,405
Casualty	112,094	112,307	114,235
National accounts	109,233	80,929	80,973
Lenders products	101,576	99,724	94,301
Surety	64,911	53,271	42,475
Travel and accident	63,209	80,489	71,940
Healthcare	40,115	36,814	35,652
Other (2)	159,479	85,170	66,066
Total	$1,948,796	$1,825,334	$1,721,279

Net premiums earned (1)
Programs	$386,840	$318,740	$283,367
Property, energy, marine and aviation	304,294	313,081	322,510
Professional liability	231,014	258,401	252,037
Executive assurance	221,925	241,791	228,623
Construction	149,864	129,446	112,764
Casualty	103,152	113,597	111,654
National accounts	100,865	79,771	79,542
Lenders products	99,847	103,478	79,522
Surety	57,719	47,302	41,119
Travel and accident	59,987	78,050	69,945
Healthcare	38,852	36,779	35,906
Other (2)	121,655	79,907	62,058
Total	$1,876,014	$1,800,343	$1,679,047

Net premiums written by client location (1)
United States	$1,526,156	$1,314,577	$1,208,007
Europe	226,254	271,278	273,578
Asia and Pacific	95,970	120,492	119,523
Other	100,416	118,987	120,171
Total	$1,948,796	$1,825,334	$1,721,279

Net premiums written by underwriting location (1)
United States	$1,478,930	$1,254,623	$1,153,834
Europe	389,763	472,132	463,855
Other	80,103	98,579	103,590
Total	$1,948,796	$1,825,334	$1,721,279

(1)	Insurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes alternative markets, contract binding, accident and health and excess workers' compensation business.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REINSURANCE SEGMENT	Year Ended December 31,
	2013	2012	2011
Net premiums written (1)
Other specialty (2)	$417,865	$308,104	$219,632
Casualty (3)	306,304	205,925	173,344
Property excluding property catastrophe (4)	292,536	265,783	226,013
Property catastrophe	220,749	283,677	246,793
Marine and aviation	64,380	84,649	77,309
Other (5)	100,737	78,763	8,956
Total	$1,402,571	$1,226,901	$952,047

Net premiums earned (1)
Other specialty (2)	$387,630	$309,101	$195,855
Casualty (3)	241,774	188,963	189,608
Property excluding property catastrophe (4)	274,719	254,338	243,702
Property catastrophe	232,423	280,185	238,748
Marine and aviation	70,105	76,145	77,819
Other (5)	63,287	26,065	7,036
Total	$1,269,938	$1,134,797	$952,768

Net premiums written (1)
Pro rata	$781,594	$598,874	$416,321
Excess of loss	620,977	628,027	535,726
Total	$1,402,571	$1,226,901	$952,047

Net premiums earned (1)
Pro rata	$659,852	$515,764	$435,311
Excess of loss	610,086	619,033	517,457
Total	$1,269,938	$1,134,797	$952,768

Net premiums written by client location (1)
United States	$770,080	$629,614	$512,319
Europe	327,172	341,674	250,809
Asia and Pacific	120,017	104,398	75,590
Bermuda	87,047	72,864	60,246
Other	98,255	78,351	53,083
Total	$1,402,571	$1,226,901	$952,047

Net premiums written by underwriting location (1)
Bermuda	$548,924	$595,999	$531,254
United States	507,183	379,239	323,731
Europe	309,242	225,491	84,919
Other	37,222	26,172	12,143
Total	$1,402,571	$1,226,901	$952,047

(1)	Reinsurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes U.K. motor, trade credit, surety, workers’ compensation catastrophe, accident and health, private passenger auto and other.

(3)	Includes professional liability, executive assurance and healthcare business.

(4)	Includes facultative business.

(5)	Includes mortgage, life, casualty clash and other.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2013	2012	2011
Premiums Written
Direct	$2,754,582	$2,673,864	$2,402,153
Assumed	1,442,041	1,195,297	1,034,303
Ceded	(845,256)	(816,926)	(763,130)
Net	$3,351,367	$3,052,235	$2,673,326

Premiums Earned
Direct	$2,666,104	$2,572,078	$2,357,656
Assumed	1,296,048	1,165,371	1,034,939
Ceded	(816,200)	(802,309)	(760,780)
Net	$3,145,952	$2,935,140	$2,631,815

Losses and Loss Adjustment Expenses
Direct	$1,603,369	$1,725,707	$1,584,815
Assumed	450,618	578,081	630,466
Ceded	(374,563)	(442,511)	(487,728)
Net	$1,679,424	$1,861,277	$1,727,553
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2013, approximately 86.5% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.2% of the Company’s total shareholders’ equity. At December 31, 2012, approximately 87.5% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.7% of the Company’s total shareholders’ equity. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers or retrocessionaires to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Reserve for Losses and Loss Adjustment Expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2013	2012	2011
Reserve for losses and loss adjustment expenses at beginning of year	$8,933,292	$8,456,210	$8,098,454
Unpaid losses and loss adjustment expenses recoverable	1,829,070	1,818,047	1,703,201
Net reserve for losses and loss adjustment expenses at beginning of year	7,104,222	6,638,163	6,395,253

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,943,466	2,082,805	2,012,569
Prior years	(264,042)	(221,528)	(285,016)
Total net incurred losses and loss adjustment expenses	1,679,424	1,861,277	1,727,553

Net losses and loss adjustment expense reserves of acquired business	—	31,977	—

Foreign exchange losses (gains)	1,617	38,184	(32,020)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(288,114)	(295,984)	(325,273)
Prior years	(1,420,703)	(1,169,395)	(1,127,350)
Total net paid losses and loss adjustment expenses	(1,708,817)	(1,465,379)	(1,452,623)

Net reserve for losses and loss adjustment expenses at end of year	7,076,446	7,104,222	6,638,163
Unpaid losses and loss adjustment expenses recoverable	1,748,250	1,829,070	1,818,047
Reserve for losses and loss adjustment expenses at end of year	$8,824,696	$8,933,292	$8,456,210
2013 Prior Year Reserve Development
During 2013, the Company recorded estimated net favorable development on prior year loss reserves of $264.0 million, which consisted of $218.9 million from the reinsurance segment and $45.1 million from the insurance segment.
The reinsurance segment’s net favorable development of $218.9 million, or 17.2 points of net earned premium, consisted of $112.1 million from short-tailed lines and $106.8 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $110.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2012 underwriting years. Contained within this release was favorable development of $28.6 million from the 2005 to 2012 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2013. Net favorable development of $106.8 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $98.8 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $8.1 million, primarily from the 2007 and 2009 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
The insurance segment’s net favorable development of $45.1 million, or 2.4 points of net earned premium, consisted of $67.0 million of net favorable development from short-tailed lines, partially offset by $21.9 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $62.4 million of net favorable development in property lines from the 2008 to 2011 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from lenders products, primarily from the 2011 and 2012 accident years, and travel and accident, primarily from the 2009 and 2010 accident years. Contained within this short tail release was favorable development of $15.9 million from 2005 to 2012 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $21.9 million included a net increase of $28.0 million in specialty casualty reserves. Such development primarily stemmed from losses in two captive programs written by the insurance segment's Canadian operation, which was partially offset by favorable development in non-captive business, and from three large excess casualty claims in the insurance segment's U.S. operation, all of the above in the more recent

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accident years. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, with nearly 90% of this development emanating from a single canceled program whose last inception year was 2011. Such amounts were partially offset by net favorable development spread across various lines and accident years.
2012 Prior Year Reserve Development
During 2012, the Company recorded estimated net favorable development on prior year loss reserves of $221.5 million, which consisted of $190.3 million from the reinsurance segment and $31.2 million from the insurance segment.
The reinsurance segment’s net favorable development of $190.3 million, or 16.8 points of net earned premium, consisted of $117.6 million from short-tailed lines and $72.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $92.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. Contained within this release was favorable development of $16.8 million from the 2005 to 2011 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2012. Net favorable development of $72.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $55.9 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $16.8 million, primarily from the 2008 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
The insurance segment’s net favorable development of $31.2 million, or 1.7 points of net earned premium, consisted of $79.3 million of net favorable development from short-tailed lines, partially offset by $48.1 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $69.0 million of net favorable development in property lines from the 2007 to 2011 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from travel and accident and lender’s products, both primarily from the 2009 to 2011 accident years. Contained within this short tail release was favorable development of $19.1 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $48.1 million included a net increase of $38.9 million from the insurance segment’s U.K. underwriting operations for the 2007 to 2010 accident years, primarily due to an increase in Australian executive assurance reserves. In addition, U.S. primary specialty casualty reserves reflected a net increase of $23.0 million, primarily from the 2003 to 2005 accident years, and $19.8 million from U.S. professional liability in the two most recent accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.
2011 Prior Year Reserve Development
During 2011, the Company recorded estimated net favorable development on prior year loss reserves of $285.0 million, which consisted of $232.9 million from the reinsurance segment and $52.1 million from the insurance segment.
The reinsurance segment’s net favorable development of $232.9 million, or 24.4 points of net earned premium, consisted of $118.5 million from short-tailed lines and $114.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $97.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2007 to 2010 underwriting years. Contained within this release was favorable development of $19.4 million from the 2005 to 2010 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2011. Net favorable development of $114.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $99.0 million, primarily from the 2002 to 2007 underwriting years, and marine and aviation reserves of $15.4 million, primarily from the 2006 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
The insurance segment’s net favorable development of $52.1 million, or 3.1 points of net earned premium, consisted of $75.7 million of net favorable development from short-tailed lines, partially offset by $23.6 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $68.5 million of net favorable development in property lines from the 2008 to 2010 accident years, primarily due to varying levels of reported claims activity, with the balance emanating from surety and lender’s products, both primarily from the 2008 to 2010 accident years. Contained within this short tail release was favorable development of $23.0

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million from 2005 to 2010 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $23.6 million included a net increase of $32.3 million in casualty reserves which consisted of $14.3 million of adverse development, primarily from the 2005 and 2007 accident years, on New York residential contractors business, $8.5 million of adverse development on a 2010 accident year energy casualty claim, and $9.5 million from other commercial claims. In addition, there was a net increase of $9.8 million in program business, primarily from the 2003 and 2004 accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.
6.    Investment Information
Available For Sale Securities
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)
December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,267,263	$35,289	$(35,537)	$2,267,511	$(16)
Mortgage backed securities	1,133,095	16,270	(22,209)	1,139,034	(9,269)
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090	(17)
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749	(199)
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272	(19)
Non-U.S. government securities	1,085,861	14,729	(19,363)	1,090,495	—
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356	(3,422)
Total	9,676,857	133,450	(127,100)	9,670,507	(12,942)
Equity securities	496,824	69,487	(5,938)	433,275	—
Other investments	498,310	28,082	(18,459)	488,687	—
Short-term investments	1,478,367	1,654	(871)	1,477,584	—
Total	$12,150,358	$232,673	$(152,368)	$12,070,053	$(12,942)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,857,513	$105,798	$(6,710)	$2,758,425	$(62)
Mortgage backed securities	1,532,736	24,809	(7,484)	1,515,411	(9,329)
Municipal bonds	1,463,586	62,322	(1,421)	1,402,685	(17)
Commercial mortgage backed securities	824,165	37,514	(4,468)	791,119	(270)
U.S. government and government agencies	1,131,688	20,178	(1,095)	1,112,605	(19)
Non-U.S. government securities	998,901	33,701	(8,860)	974,060	—
Asset backed securities	1,073,999	25,528	(5,838)	1,054,309	(3,346)
Total	9,882,588	309,850	(35,876)	9,608,614	(13,043)
Equity securities	312,749	26,625	(12,290)	298,414	—
Other investments	549,280	32,582	(3,257)	519,955	—
Short-term investments	730,369	3,521	(1,248)	728,096	—
Total	$11,474,986	$372,578	$(52,671)	$11,155,079	$(13,043)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2013, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $6.0 million, compared to a net unrealized gain of $2.0 million at December 31, 2012.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,183,625	$(32,837)	$46,673	$(2,700)	$1,230,298	$(35,537)
Mortgage backed securities	778,693	(20,253)	43,634	(1,956)	822,327	(22,209)
Municipal bonds	589,009	(9,422)	6,092	(308)	595,101	(9,730)
Commercial mortgage backed securities	677,617	(15,110)	1,612	(114)	679,229	(15,224)
U.S. government and government agencies	1,144,809	(11,242)	—	—	1,144,809	(11,242)
Non-U.S. government securities	821,506	(15,776)	24,334	(3,587)	845,840	(19,363)
Asset backed securities	692,362	(10,431)	88,629	(3,364)	780,991	(13,795)
Total	5,887,621	(115,071)	210,974	(12,029)	6,098,595	(127,100)
Equity securities	76,563	(5,938)	0	0	76,563	(5,938)
Other investments	165,891	(15,775)	47,316	(2,684)	213,207	(18,459)
Short-term investments	28,170	(871)	—	—	28,170	(871)
Total	$6,158,245	$(137,655)	$258,290	$(14,713)	$6,416,535	$(152,368)

December 31, 2012
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$490,784	$(3,692)	$52,334	$(3,018)	$543,118	$(6,710)
Mortgage backed securities	537,883	(4,290)	60,574	(3,194)	598,457	(7,484)
Municipal bonds	147,766	(1,120)	7,052	(301)	154,818	(1,421)
Commercial mortgage backed securities	36,649	(2,261)	8,878	(2,207)	45,527	(4,468)
U.S. government and government agencies	146,526	(1,095)	—	—	146,526	(1,095)
Non-U.S. government securities	244,827	(1,070)	135,564	(7,790)	380,391	(8,860)
Asset backed securities	234,584	(1,508)	57,371	(4,330)	291,955	(5,838)
Total	1,839,019	(15,036)	321,773	(20,840)	2,160,792	(35,876)
Equity securities	130,385	(10,200)	16,469	(2,090)	146,854	(12,290)
Other investments	23,849	(2,474)	35,083	(783)	58,932	(3,257)
Short-term investments	57,415	(1,248)	—	—	57,415	(1,248)
Total	$2,050,668	$(28,958)	$373,325	$(23,713)	$2,423,993	$(52,671)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

At December 31, 2013, on a lot level basis, approximately 2,080 security lots out of a total of approximately 4,400 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.5 million. At December 31, 2012, on a lot level basis, approximately 910 security lots out of a total of approximately 4,580 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.5 million.
The contractual maturities of the Company’s fixed maturities and fixed maturities pledged under securities lending agreements are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013		December 31, 2012
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$235,330	$232,652	$446,402	$436,376
Due after one year through five years	3,738,500	3,718,920	3,876,062	3,769,426
Due after five years through 10 years	1,966,536	1,979,510	1,949,297	1,869,698
Due after 10 years	196,305	198,286	179,927	172,275
	6,136,671	6,129,368	6,451,688	6,247,775
Mortgage backed securities	1,133,095	1,139,034	1,532,736	1,515,411
Commercial mortgage backed securities	1,074,497	1,075,749	824,165	791,119
Asset backed securities	1,332,594	1,326,356	1,073,999	1,054,309
Total	$9,676,857	$9,670,507	$9,882,588	$9,608,614
Securities Lending Agreements
The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. At December 31, 2013, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $105.1 million and $105.9 million, respectively, compared to $50.8 million and $49.6 million at December 31, 2012, respectively. At December 31, 2013, the portfolio of collateral backing the Company’s securities lending program included sub-prime securities with a fair value of $6.3 million with an average credit quality of “CCC/Caa3” from Standard & Poor’s Rating Services (“S&P”)/ Moody’s Investors Service (“Moody’s”), compared to a fair value of $5.4 million with an average credit quality of “CCC/Caa2” from S&P/Moody’s at December 31, 2012.
Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	December 31,
	2013	2012
Available for sale securities:
Asian and emerging markets	$331,984	$316,860
Investment grade fixed income	159,115	220,410
Other	7,211	12,010
Total available for sale	498,310	549,280
Fair value option:
Term loan investments (par value: $494,502 and $307,016)	512,076	308,596
Asian and emerging markets	14,054	24,035
Investment grade fixed income	75,062	67,624
Non-investment grade fixed income	—	11,093
Other	172,088	116,623
Total fair value option	773,280	527,971
Total	$1,271,590	$1,077,251
Certain of the Company’s other investments are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact the Company’s ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	December 31,
	2013	2012
Fixed maturities	$448,254	$363,541
Other investments	773,280	527,971
Equity securities	—	25,954
Investments accounted for using the fair value option	1,221,534	917,466
Securities sold but not yet purchased (1)	—	(6,924)
Net assets accounted for using the fair value option	$1,221,534	$910,542

(1)	Represents the Company's obligations to deliver securities that it did not own at the time of sale. Such amounts are included in "other liabilities" on the Company's consolidated balance sheets.
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities	$249,833	$281,140	$331,469
Term loan investments	20,608	15,283	2,854
Equity securities	8,919	7,963	7,332
Short-term investments	1,259	1,980	2,174
Other (1)	19,710	14,196	19,152
Gross investment income	300,329	320,562	362,981
Investment expenses	(33,110)	(25,667)	(24,783)
Net investment income	$267,219	$294,895	$338,198

(1)	Includes dividends on investment funds and other items.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions discussed above:

	Year Ended December 31,
	2013	2012	2011
Available for sale securities:
Gross gains on investment sales	$239,421	$247,291	$271,818
Gross losses on investment sales	(203,077)	(71,722)	(132,166)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	54	13,195	(12,164)
Equity securities	704	(73)	(31,519)
Other investments	17,503	7,383	(3,272)
Derivative instruments (1)	20,912	(1,326)	19,851
Other	(1,499)	(520)	(1,902)
Net realized gains	$74,018	$194,228	$110,646

(1)	See Note 9 for information on the Company’s derivative instruments.

Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities:
Mortgage backed securities	$(295)	$(2,491)	$(5,023)
Corporate bonds	(88)	(1,512)	(931)
Non-U.S. government securities	—	(261)	—
Commercial mortgage backed securities	—	(211)	—
Asset backed securities	(128)	(127)	(10)
U.S. government and government agencies	—	(10)	—
Total	(511)	(4,612)	(5,964)
Investment of funds received under securities lending agreements	—	(87)	(1,623)
Equity securities	(3,275)	(6,689)	(1,475)
Net impairment losses recognized in earnings	$(3,786)	$(11,388)	$(9,062)
A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in 2013 is as follows:

•
Equity securities – the Company utilized information received from asset managers on common stocks, including the business prospects, recent events, industry and market data and other factors. For certain equities which were in an unrealized loss position and where the Company determined that it did not have the intent or ability to hold such securities for a reasonable period of time by which the fair value of the securities would increase and the Company would recover its cost, the cost basis of such securities was adjusted down accordingly;

•
Mortgage backed securities – the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. The expected recovery values were reduced on a number of mortgage backed securities, primarily as a result of increases in expected default expectations and foreclosure costs. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Corporate bonds – the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds was adjusted down, if required, to the expected recovery value calculated in the OTTI review process.

The Company believes that the $12.9 million of OTTI included in accumulated other comprehensive income at December 31, 2013 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2013, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.
The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2013	2012	2011
Balance at start of year	$62,001	$66,545	$86,040
Credit loss impairments recognized on securities not previously impaired	423	1,962	3,736
Credit loss impairments recognized on securities previously impaired	88	2,735	3,850
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(2,450)	(9,241)	(27,081)
Balance at end of year	$60,062	$62,001	$66,545
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 14, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” for further details. The following table details the value of the Company’s restricted assets:

	December 31,
	2013	2012
Assets used for collateral or guarantees:
Affiliated transactions	$4,060,533	$4,062,097
Third party agreements	856,890	771,631
Deposits with U.S. regulatory authorities	302,809	290,441
Deposits with non-U.S. regulatory authorities	6,546	247,321
Trust funds	75,264	96,342
Total restricted assets	$5,302,042	$5,467,832
Investment Funds Accounted For Using the Equity Method
The Company recorded equity in net income related to investment funds accounted for using the equity method of $35.7 million for 2013, compared to equity in net income of $73.5 million for 2012 and equity in net loss of $9.6 million for 2011, respectively. Due to the ownership structure of these investment funds (e.g., limited partnership), the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method.” As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method (excluding the Company’s investment in Aeolus LP) totaled $242.3 million at December 31, 2013, compared to $302.5 million at December 31, 2012.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicate the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At December 31, 2013, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company’s investment portfolio at December 31, 2013.
The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $13.4 billion of financial assets and liabilities measured at fair value at December 31, 2013, approximately $1.33 billion, or 9.9%, were priced using non-binding broker-dealer quotes. Of the $12.4 billion of financial assets and liabilities measured at fair value at December 31, 2012, approximately $927.9 million, or 7.5%, were priced using non-binding broker-dealer quotes.
The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. A discussion of the general classification of the Company’s financial instruments follows:
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

The Company reviews the classification of its investments each quarter. No transfers were made between Level 1 and Level 2 in 2011, 2012 or 2013. In the 2012 fourth quarter, the Company determined that certain other investments priced using a NAV would be included in Level 3 due to a review of the redemption restrictions discussed above. This resulted in a transfer of $257.8 million from Level 2 into Level 3 in the 2012 fourth quarter. In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged under securities lending agreements. For purposes of the following tables, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2013:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,267,263	$—	$2,265,218	$2,045
Mortgage backed securities	1,133,095	—	1,133,095	—
Municipal bonds	1,481,738	—	1,481,738	—
Commercial mortgage backed securities	1,074,497	—	1,074,497	—
U.S. government and government agencies	1,301,809	1,301,809	—	—
Non-U.S. government securities	1,085,861	—	1,085,861	—
Asset backed securities	1,332,594	—	1,332,594	—
Total	9,676,857	1,301,809	8,373,003	2,045
Equity securities	496,824	496,738	86	—
Other investments	498,310	—	327,890	170,420
Short-term investments	1,478,367	1,427,744	50,623	—
Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	334,065	—	334,065	—
Non-U.S. government bonds	73,156	—	73,156	—
Mortgage backed securities	41,033	—	41,033	—
Other investments	773,280	—	395,755	377,525
Total	1,221,534	—	844,009	377,525
Total assets measured at fair value	$13,371,892	$3,226,291	$9,595,611	$549,990

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2012:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,857,513	$—	$2,759,109	$98,404
Mortgage backed securities	1,532,736	—	1,532,736	—
Municipal bonds	1,463,586	—	1,463,586	—
Commercial mortgage backed securities	824,165	—	824,165	—
U.S. government and government agencies	1,131,688	1,131,688	—	—
Non-U.S. government securities	998,901	—	998,901	—
Asset backed securities	1,073,999	—	1,073,999	—
Total	9,882,588	1,131,688	8,652,496	98,404
Equity securities	312,749	312,666	83	—
Other investments	549,280	—	365,078	184,202
Short-term investments	730,369	678,441	51,928	—
Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	275,132	—	275,132	—
Non-U.S. government bonds	88,409	—	88,409	—
Equity securities	25,954	25,954	—	—
Other investments	527,971	—	332,621	195,350
Total	917,466	25,954	696,162	195,350
Total assets measured at fair value	$12,392,452	$2,148,749	$9,765,747	$477,956

Liabilities measured at fair value:
Fair value option:
Securities sold but not yet purchased (2)	6,924	6,924	—	—
Total liabilities measured at fair value	$6,924	$6,924	$—	$—

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

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for 2013, 2012 and 2011:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
	Available for sale		Fair value option
	Corporate Bonds	Other Investments	Other Investments	Total
Year Ended December 31, 2013
Balance at beginning of year	$98,404	$184,202	$195,350	$477,956
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,679	8,915	11,743	25,337
Included in other comprehensive income	(3,051)	473	—	(2,578)
Purchases, issuances and settlements
Purchases	—	25,000	275,067	300,067
Issuances	—	—	—	—
Sales	(96,655)	0	(20,156)	(116,811)
Settlements	(1,332)	(48,170)	(84,479)	(133,981)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of year	$2,045	$170,420	$377,525	$549,990

Year Ended December 31, 2012
Balance at beginning of year	$92,091	$5,124	$—	$97,215
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,419	1,829	(611)	5,637
Included in other comprehensive income	2,049	1,026	—	3,075
Purchases, issuances and settlements
Purchases	—	25,000	91,232	116,232
Issuances	—	—	—	—
Sales	0	0	—	0
Settlements	(155)	(1,830)	—	(1,985)
Transfers in and/or out of Level 3	—	153,053	104,729	257,782
Balance at end of year	$98,404	$184,202	$195,350	$477,956

Year Ended December 31, 2011
Balance at beginning of year	$153,509	$7,858	$—	$161,367
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	2,276	1,709	—	3,985
Included in other comprehensive income	(4,515)	(3,777)	—	(8,292)
Purchases, issuances and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(49,947)	(666)	—	(50,613)
Settlements	(9,232)	—	—	(9,232)
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of year	$92,091	$5,124	$—	$97,215

(1)	Gains or losses on corporate bonds and other investments were recorded in net realized gains (losses).
The amount of total gains for 2013 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013 was $22.0 million. The amount of total gains for 2012 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012 was $5.6 million. The amount of total gains for 2011 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011 was $0.6 million.
Fair Value Measurements on a Non-Recurring Basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets include investment funds accounted for using the equity method, investment in joint venture, certain other investments, goodwill and intangible assets, and long-lived assets. The Company uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:
Investments accounted for using the equity method and Investment in joint venture. When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using the techniques discussed above in “—Fair Value Measurements on a Recurring Basis.”
Goodwill and Intangible Assets.  The goodwill and intangible assets of acquired businesses, which totaled $27.3 million and $38.3 million, respectively, at December 31, 2013 and 2012, is included in “Other assets” in the Company’s balance sheet and represents the difference between the purchase price and the fair value of the net tangible assets of the acquired businesses. The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, but at least annually for goodwill. When the Company determines goodwill and intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value.
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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in “fixed maturities available for sale, at fair value.”

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value
December 31, 2013
Futures contracts	$461	$(110)	$351	$475,967
Foreign currency forward contracts	5,023	(3,090)	1,933	330,746
TBAs	33,455	(21,731)	11,724	56,160
Other	920	(1,541)	(621)	347,916
Total	$39,859	$(26,472)	$13,387

December 31, 2012
Futures contracts	$52	$(52)	$—	$340,400
Foreign currency forward contracts	2,809	(2,678)	131	396,468
TBAs	23,599	(4,346)	19,253	26,000
Other	448	(676)	(228)	50,341
Total	$26,908	$(7,752)	$19,156

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's derivative instruments are generally traded under master netting agreements or similar arrangements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party "in-the-money" regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At December 31, 2013, asset derivatives and liability derivatives of $28.0 million and $14.6 million, respectively, were subject to a master netting agreement or similar arrangement, compared to $26.9 million and $7.8 million, respectively, at December 31, 2012. The remaining derivatives included in the table above were not subject to a master netting agreement.

The following table summarizes derivative instrument activity, which is reflected as net realized gains or losses in the consolidated statements of operations:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2013	2012	2011
Futures contracts	$10,742	$(3,307)	$2,293
Foreign currency forward contracts	9,762	(214)	895
TBAs	(1,623)	4,413	12,329
Other	2,031	(2,218)	4,334
Total	$20,912	$(1,326)	$19,851
10.     Other Comprehensive Income (Loss)
The following table presents the changes in each component of accumulated other comprehensive income ("AOCI"), net of tax:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2013
Beginning balance	$289,956	$(2,939)	$287,017
Other comprehensive income (loss) before reclassifications	(176,578)	(2,789)	(179,367)
Amounts reclassified from accumulated other comprehensive income	(32,686)	—	(32,686)
Net current period other comprehensive income (loss)	(209,264)	(2,789)	(212,053)
Ending balance	$80,692	$(5,728)	$74,964

Year Ended December 31, 2012
Beginning balance	$174,636	$(20,713)	$153,923
Other comprehensive income (loss) before reclassifications	273,144	17,774	290,918
Amounts reclassified from accumulated other comprehensive income	(157,824)	—	(157,824)
Net current period other comprehensive income (loss)	115,320	17,774	133,094
Ending balance	$289,956	$(2,939)	$287,017

Year Ended December 31, 2011
Beginning balance	$213,927	$(9,424)	$204,503
Other comprehensive income (loss) before reclassifications	84,271	(11,289)	72,982
Amounts reclassified from accumulated other comprehensive income	(123,562)	—	(123,562)
Net current period other comprehensive income (loss)	(39,291)	(11,289)	(50,580)
Ending balance	$174,636	$(20,713)	$153,923

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details about amounts reclassified from accumulated other comprehensive income:

	Consolidated Statement of Income	Amounts Reclassed from AOCI
	Line Item That Includes	Year Ended December 31,
Details About AOCI Components	Reclassification	2013	2012	2011

Unrealized appreciation on available-for-sale investments
	Net realized gains	$39,308	$180,144	$139,752
	Other-than-temporary impairment losses	(3,961)	(12,175)	(13,850)
	Total before tax	35,347	167,969	125,902
	Income tax expense	(2,661)	(10,145)	(2,340)
	Net of tax	$32,686	$157,824	$123,562

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before	Tax	Net
	Tax	Expense	of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2013
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding losses arising during period	$(201,386)	$(24,983)	$(176,403)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(175)	—	(175)
Less reclassification of net realized gains included in net income	35,347	2,661	32,686
Foreign currency translation adjustments	(2,789)	—	(2,789)
Other comprehensive income (loss)	$(239,697)	$(27,644)	$(212,053)
Year Ended December 31, 2012
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains arising during period	$278,917	$4,986	$273,931
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(787)	—	(787)
Less reclassification of net realized gains included in net income	167,969	10,145	157,824
Foreign currency translation adjustments	18,748	974	17,774
Other comprehensive income (loss)	$128,909	$(4,185)	$133,094
Year Ended December 31, 2011
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains arising during period	$108,046	$18,987	$89,059
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(4,788)	—	(4,788)
Less reclassification of net realized gains included in net income	125,902	2,340	123,562
Foreign currency translation adjustments	(12,461)	(1,172)	(11,289)
Other comprehensive income	$(35,105)	$15,475	$(50,580)

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Earnings Per Common Share
The calculation of basic earnings per common share excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of Common Shares, including vested restricted shares, outstanding for the periods. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$709,731	$593,397	$436,163
Preferred dividends	(21,938)	(25,079)	(25,844)
Loss on repurchase of preferred shares	—	(10,612)	—
Net income available to common shareholders	$687,793	$557,706	$410,319

Denominator:
Weighted average common shares outstanding – basic	131,355,392	134,446,158	132,221,970
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,090,100	857,174	940,612
Stock options (1)	3,331,691	2,955,515	5,127,120
Weighted average common shares and common share equivalents outstanding – diluted	135,777,183	138,258,847	138,289,702

Earnings per common share:
Basic	$5.24	$4.15	$3.10
Diluted	$5.07	$4.03	$2.97

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2013, 2012 and 2011, the number of stock options excluded were 892,439, 839,414 and 462,020, respectively.

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
ACGL and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. ACGL and its non-U.S. subsidiaries will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors (subject to reduction by any applicable income tax treaty). ACGL and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, ACGL’s shareholders’ equity and earnings could be materially adversely affected. ACGL has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which ACGL’s subsidiaries and branches are subject to tax include the United States, United Kingdom, Ireland, Canada, Switzerland and Denmark.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2013	2012	2011
Current expense (benefit):
United States	$27,537	$8,267	$(214)
Non-U.S.	5,159	737	8,045
	32,696	9,004	7,831
Deferred expense (benefit):
United States	1,937	(9,779)	(11,563)
Non-U.S.	(1,859)	(3,235)	(6,061)
	78	(13,014)	(17,624)
Income tax expense (benefit)	$32,774	$(4,010)	$(9,793)
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2013	2012	2011
Income (Loss) Before Income Taxes:
Bermuda	$717,661	$609,710	$454,673
United States	87,032	9,600	(18,662)
Other	(62,188)	(29,923)	(9,641)
Total	$742,505	$589,387	$426,370
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (35.0%), United Kingdom (23.25%), Ireland (12.5%), Denmark (25.0%), Canada (24.0%), Gibraltar (10.0%) and the Netherlands (22.6%).
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2013	2012	2011
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$17,506	$(3,426)	$(5,388)
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(8,255)	(9,257)	(8,885)
Meals and entertainment	599	688	633
State taxes, net of U.S. federal tax benefit	431	270	309
U.S. operations’ foreign taxes, net of U.S. federal tax benefit	703	544	(402)
Prior year adjustment	2,810	(1,581)	(91)
Non deductible foreign exchange gains & losses	(1,254)	(436)	978
Changes in applicable tax rate	2,007	1,193	217
Dividend withholding taxes	4,619	2,511	2,237
Change in valuation allowance	11,795	4,281	—
Other	1,813	1,203	599
Income tax expense (benefit)	$32,774	$(4,010)	$(9,793)
The Company has a foreign tax credit carryforward of $4.3 million, which relates to the Company’s U.K. operations and can be carried forward indefinitely. Additionally, the Company has an alternative minimum tax (“AMT”) credit carryforward in the amount of $14.5 million which can be carried forward indefinitely.
The Company has net operating loss carryforwards in its U.K. and Irish operating subsidiaries of $24.0 million and $15.5 million, respectively. These losses can be carried forward without expiration. Additionally, the Company has net operating loss carryforwards in its Canadian operating subsidiary of $32.2 million. These losses can be carried forward for a period of 20 years and will expire in 2033.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss	$15,294	$4,925
AMT credit carryforward	14,456	14,423
Discounting of net loss reserves	53,293	54,860
Net unearned premium reserve	30,698	30,614
Compensation liabilities	26,481	22,713
Foreign tax credit carryforward	4,343	8,229
Interest expense	6,049	3,628
Other, net	13,347	15,237
Deferred tax assets before valuation allowance	163,961	154,629
Valuation allowance	(15,548)	(4,309)
Deferred tax assets net of valuation allowance	148,413	150,320
Deferred income tax liabilities:
Depreciation and amortization	(3,810)	(4,896)
Deferred acquisition costs, net	(3,369)	(5,988)
Deposit accounting liability	(4,581)	(4,823)
Net unrealized foreign exchange gains	0	(2,825)
Net unrealized appreciation of investments	(6,354)	(30,662)
Other, net	(1,738)	(2,544)
Total deferred tax liabilities	(19,852)	(51,738)
Net deferred income tax assets	$128,561	$98,582
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2013, the Company’s valuation allowance was $15.5 million, compared to $4.3 million at December 31, 2012. The increase in the valuation allowance during 2013 was primarily attributable to the Company’s Canadian operations.
Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of the Company's U.S. and Canadian subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the jurisdiction of the paying entity. No withholding taxes have been accrued with respect to the earnings of the Company's U.S. and Canadian subsidiaries, as it is the intention that all such earnings will be permanently reinvested. Additionally, determining the amount of the deferred income tax liability is not practicable.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013, the Company’s total unrecognized tax benefits, including interest and penalties, were nil.
The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examination for years before 2009.
During 2013, the Company paid $15.3 million in income taxes, net of recoveries, compared to income taxes recovered of $1.8 million in 2012 and income taxes paid of $1.9 million in 2011. As of December 31, 2013, the Company’s current income tax payable (included in “Other liabilities”) was $4.2 million.
Federal Excise Taxes
The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. For 2013, 2012 and 2011, the Company incurred approximately $9.5 million, $8.6 million and $9.3 million, respectively, of federal excise taxes. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Transactions with Related Parties
The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. The Company’s investment in Aeolus, included in “Investments accounted for using the equity method” on the balance sheet, represents an approximate 4% share in Aeolus and is accounted for using the equity method. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus LLC. During 2010, all remaining shares of the Company owned by funds affiliated with Warburg Pincus LLC were distributed. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During 2013, 2012 and 2011, the Company received distributions of $2.1 million, $19.8 million and $33.2 million, respectively, from Aeolus.
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
The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively, “reinsurance recoverables”), investments and cash and cash equivalent balances. The Company’s reinsurance recoverables at December 31, 2013 and 2012 amounted to $1.94 billion and $1.98 billion, respectively, and primarily resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.
In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2013, approximately 16.0% and 17.0% of the Company’s consolidated gross written premiums were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively, compared to approximately 20.3% and 14.1% for 2012, respectively, and 19.4% and 14.2% for 2011, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2013, 2012 and 2011.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2013 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $807.6 million at December 31, 2013.
Letter of Credit and Revolving Credit Facilities
As of December 31, 2013, the Company had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the “Credit Agreement”). Under the terms of the Credit Agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. The Credit Agreement and related documents

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.09 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after June 30, 2011 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2013. The Credit Agreement expires on August 18, 2014.
In addition, the Company has access to secured letter of credit facilities for up to a total of $197.6 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2013. At such date, the Company had approximately $459.7 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $537.7 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.
Leases and Purchase Obligations
At December 31, 2013, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases are as follows:

2014	$19,009
2015	18,390
2016	17,850
2017	15,464
2018	15,266
Thereafter	54,406
Total	$140,385
All of these leases are for the rental of office space, with expiration terms that range from 2014 to 2024. Rental expense, net of income from subleases, was approximately $18.7 million, $17.1 million and $16.4 million for 2013, 2012 and 2011, respectively.
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $35.9 million and $21.5 million at December 31, 2013 and 2012, respectively.
Employment and Other Arrangements
At December 31, 2013, the Company has entered into employment agreements with certain of its executive officers for periods extending up to March 2018. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Senior Notes
On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes due May 1, 2034 (“ACGL Senior Notes”). The ACGL Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the ACGL Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the ACGL Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the ACGL Senior Notes at December 31, 2013 and 2012 was $381.0 million and $379.1 million, respectively.
On December 13, 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500.0 million principal amount of 5.144% senior notes due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtnedness of Arch-U.S. and ACGL, respectively. Interest payments on the Arch-U.S. Senior Notes are due on May 1st and November 1st of each year. Arch-U.S. may redeem the Arch-U.S. Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the Arch-U.S. Senior Notes at December 31, 2013 was $514.1 million.
During 2013, 2012 and 2011, the Company made interest payments of $23.7 million, $29.1 million and $30.5 million, respectively, related to its senior notes and other financing arrangements discussed in Note 14.
16.    Shareholders’ Equity
Authorized and Issued
The authorized share capital of the Company consists of 600 million Common Shares, par value of $0.0033 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in the Company’s issued and outstanding Common Shares:

	Year Ended December 31,
	2013	2012	2011
Common Shares:
Shares issued and outstanding, beginning of year	168,255,572	164,636,338	160,073,616
Shares issued (1)	811,732	2,066,065	3,592,713
Restricted shares issued, net of cancellations	493,287	1,553,169	970,009
Shares issued, end of year	169,560,591	168,255,572	164,636,338
Common shares in treasury, end of year	(35,885,707)	(34,412,959)	(30,277,993)
Shares issued and outstanding, end of year	133,674,884	133,842,613	134,358,345

(1)	Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

Share Repurchases
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through December 31, 2013, ACGL has repurchased approximately 109.9 million common shares for an aggregate purchase price of $2.79 billion. During 2013, ACGL repurchased 1.3 million common shares for an aggregate purchase price of $57.8 million, compared to 3.9 million common shares for an aggregate purchase price of $172.1 million during 2012 and 9.6 million common shares for an aggregate purchase price of $287.6 million during 2011. Weighted average shares outstanding for 2013 were reduced by 109.6 million shares, compared to 105.0 million shares for 2012 and 103.2 million shares for 2011. At December 31, 2013, approximately $712.1 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Treasury Shares
In May 2010, ACGL’s shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL’s board of directors. From May 5, 2010 to December 31, 2013, all repurchases of ACGL’s common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2013, the Company held 35.9 million shares for an aggregate cost of $1.09 billion in treasury, at cost.
Preferred Shares
On April 2, 2012, the Company completed the underwritten public offering of $325.0 million of its 6.75% Series C non-cumulative preferred shares (“Preferred Shares”). Except in specified circumstances relating to certain tax or corporate events, the Preferred Shares are not redeemable prior to April 2, 2017. The net proceeds from the offering of $315.8 million and other available funds were used to redeem all of the Company’s $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares on May 2, 2012. The Series A preferred shares and Series B preferred shares were redeemed at a redemption price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date.
Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.75% of the $25.00 liquidation preference per annum. The Company paid dividends of $21.9 million in 2013, compared to $28.4 million in 2012 and $25.8 million in 2011 to holders of the Company’s preferred shares.
17.    Share-Based Compensation
Long Term Incentive and Share Award Plans
The 2012 Long Term Incentive and Share Award Plan (the “2012 Plan”) became effective as of May 9, 2012 (the “Effective Date”) following approval by shareholders of the Company. The 2012 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2012 Plan provides for the grant to eligible employees and directors stock options, stock appreciation rights (“SARs”), restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2012 Plan also provides the Company’s non-employee directors with the opportunity to receive the annual retainer fee for Board service in common shares. The 2012 Plan will terminate as to future awards on February 28, 2022.
The 2007 Long Term Incentive and Share Award Plan (the “2007 Plan”) was merged with and into the 2012 Plan as of the Effective Date. As of the Effective Date, the 3,153,924 remaining shares available for issuance under the 2007 Plan were transferred into the 2012 Plan and as of such date no additional grants may be made under the 2007 Plan. Grants which were outstanding under the 2007 Plan as of the Effective Date will continue in accordance with their original terms (subject to such amendments as the compensation committee determines appropriate, consistent with the terms of the 2007 Plan) and will be issued or transferred under the 2012 Plan.
The number of common shares reserved for grants of awards under the 2012 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure is 7,433,924 which is the sum of (i) 4,280,000 and (ii) 3,153,924 shares remaining available for grants under the 2007 Plan. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or SARs) and no more than

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2013, 2,692,267 shares are available for grant under the 2012 Plan.
On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the "ESPP"). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Code. A total of 2,250,000 common shares are reserved for issuance under the ESPP. At December 31, 2013, approximately 944,766 shares remain available for issuance. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant’s right to purchase stock under the ESPP cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year. The Company recorded $1.1 million of share-based compensation expense, net of a tax benefit of $0.4 million, related to the ESPP for 2013, compared to $0.9 million, net of a tax benefit of $0.3 million, for 2012 and $0.7 million, net of a tax benefit of $0.3 million, for 2011.
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
Stock Options and Stock Appreciation Rights
The Company generally issues stock options and SARs to eligible employees, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates. Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In addition, in November 2012 the Company issued off-cycle stock options and SARs to certain employees, which will cliff vest on the fifth anniversary of the grant date. Option awards and SARs have a 10 year contractual life. Refer to Note 2(m) for details related to the Company’s accounting for stock options and SARs.
The Company recorded after-tax share-based compensation expense of $10.6 million related to stock options and SARs for 2013, net of a tax benefit of $2.0 million, compared to $8.5 million for 2012, net of a tax benefit of $1.8 million, and $5.3 million for 2011, net of a tax benefit of $1.5 million. As of December 31, 2013, there was approximately $14.1 million of unrecognized compensation cost related to nonvested stock options and SARs. Such cost is expected to be recognized over a weighted average period of 2.09 years.
For purposes of determining estimated market value, the Company has computed the estimated market values of share-based compensation related to stock options and SARs using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, stock options and SARs generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The expected life assumption (i.e., the estimated period of time between the date an option or SAR is granted and the date the option or SAR is exercised) was based on an expected term analysis which incorporated the Company’s historical exercise experience. The Company based its estimate of expected volatility for stock options and SARs granted during 2013 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company’s transition as a worldwide insurance and reinsurance company. For stock options and SARs granted during 2012 and 2011, the Company based its volatility estimate under the same method used for 2013, using the period from September 20, 2002 through the last day of the applicable period.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	23.6%	24.3%	24.6%
Risk free interest rate	1.0%	1.0%	2.2%
Expected option life	6.0 years	6.25 years	6.0 years
The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options and SARs have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options and SARs. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact the Company’s fair value determination.
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2013 is presented below:

	Year Ended December 31, 2013
	Number of Options / SARs	Weighted Average Exercise Price
Outstanding, beginning of year	8,221,444	$25.87
Granted	860,881	$51.76
Exercised	(695,756)	$21.62
Forfeited or expired	(48,089)	$40.54
Outstanding, end of year	8,338,480	$28.82
Exercisable, end of year	6,119,335	$23.51
The weighted average grant-date fair value of stock options and SARs granted during 2013, 2012 and 2011 was $12.96, $10.61 and $9.73, respectively. The aggregate intrinsic value of stock options and SARs exercised during 2013, 2012 and 2011 was approximately $21.7 million, $64.0 million, and $106.0 million, respectively and represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. Shares issued upon exercise of stock options and SARs were from the Company’s authorized but unissued share capital pool.
The aggregate intrinsic value of the Company’s outstanding and exercisable stock options and SARs at December 31, 2013 was $257.4 million and $221.4 million, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable stock options and SARs at December 31, 2013 was 5.4 years and 4.3 years, respectively. During 2013, the Company received proceeds of $6.4 million from the exercise of stock options and recognized a tax benefit of $5.0 million from the exercise of stock options and SARs.
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
The Company recorded $27.4 million of share-based compensation expense, net of a tax benefit of $7.8 million, related to restricted share and unit awards for 2013, compared to $24.6 million, net of a tax benefit of $6.3 million, for 2012 and $18.2 million, net of a tax benefit of $5.0 million, for 2011. As of December 31, 2013 , there were $46.3 million and $8.3 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 2.1 years and 2.2 years, respectively.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of unvested restricted share and unit activity under the Company’s Long Term Incentive and Share Award Plans for 2013 is presented below:

	Year Ended December 31, 2013
	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	2,114,640	357,250
Granted	513,832	76,286
Vested	(664,802)	(97,943)
Forfeited	(20,545)	(27,271)
Unvested balance, end of year	1,943,125	308,322

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$37.88	$38.03
Granted	$53.21	$53.26
Vested	$33.04	$32.95
Forfeited	$42.21	$39.06
Unvested balance, end of year	$43.55	$43.32
During 2013, 2012 and 2011, the Company granted an aggregate of 590,118, 1,819,657 and 779,541 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $53.21, $40.75 and $33.82, respectively. During 2013, 2012 and 2011, the aggregate fair value of restricted shares and units that vested was $41.0 million, $33.2 million and $31.7 million, respectively. The aggregate intrinsic value of restricted units outstanding at December 31, 2013 was $26.5 million, and the aggregate intrinsic value of restricted units vested and deferred was $8.1 million.
The issuance of share-based awards and amortization thereon has no effect on the Company’s consolidated shareholders’ equity.
18.    Retirement Plans
For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2013, 2012 and 2011, the Company expensed approximately $21.5 million, $19.3 million and $18.2 million, respectively, related to these retirement plans.
19.    Legal Proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2013, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Statutory Information
The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2013 and 2012 was as follows:

	December 31, 2013		December 31, 2012
	Actual (1)	Required (1)	Actual (1)	Required (1)
Statutory capital and surplus (1):
Bermuda	$5,416,948	$2,096,428	$5,010,386	$2,175,191
Ireland	$533,283	$458,666	$539,326	$377,340
United States	$1,013,228	$335,442	$822,615	$319,129
United Kingdom	$250,688	$237,555	$231,387	$206,764
Canada	$77,877	$74,951	—	—

(1)	Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory net income (loss):
Bermuda	$719,267	$631,483	$447,447
Ireland	$24,410	$(1,940)	$9,123
United States	$62,605	$(21,517)	$(37,252)
United Kingdom	$(11,353)	$(4,449)	$1,637
Canada	$(36,203)	—	—
Statutory accounting differs from U.S. GAAP in the reporting of certain items such as acquisition costs, deferred income taxes and investments.
Bermuda
Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), Arch Re Bermuda, the Company’s Bermuda reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the Bermuda Monetary Authority (“BMA”). The Insurance Act also requires Arch Re Bermuda to maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2013, all such requirements were met.
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
The Bermuda Companies Act 1981 (the “Companies Act”) limits Arch Re Bermuda’s ability to pay dividends and distributions to shareholders if there are reasonable grounds for believing that: (a) Arch Re Bermuda is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of Arch Re Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $1.35 billion to ACGL during 2014 without providing an affidavit to the BMA.
Ireland
Arch Re Europe was licensed and authorized by the Central Bank of Ireland (“CBOI”) as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009 while Arch MI Europe was authorized as a non-life insurer in Ireland in December 2011. Irish authorized reinsurers and insurers, such as Arch Re Europe and Arch MI Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Acts 1963-2013. Arch Re Europe and Arch MI Europe must file and submit their annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies (“Registrar”) under the Companies Acts 1963-2013 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI. Arch Re Europe and Arch MI Europe are required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006, related guidance and the European Communities Insurance Accounts Regulations, 1996. Assets constituting statutory reserves must comply with certain principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.
Under Irish company law, Arch Re Europe and Arch MI Europe are permitted to make distributions only out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements.
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
The Company’s U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company’s regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $101.3 million of dividends during 2014 subject to the authority of the Nebraska Director of Insurance to disapprove the payment of such dividend. Nebraska insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. In addition, Nebraska insurance laws require that each insurer give notice to the Nebraska Director of Insurance of all dividends and other distributions within five business days following declaration thereof and that any such dividend or other distribution may not be paid within ten business days of such notice, unless for good cause shown and the Nebraska Director of Insurance has approved such payment within the ten business days of such notice.
United Kingdom
The Company’s European insurance operations are conducted on two platforms: Arch Insurance Company Europe and Arch Syndicate 2012 (collectively, the insurance operations are referred to as “Arch Insurance Europe”). The Financial Services Authority (the “FSA”), which on April 1, 2013 was replaced by the Prudential Regulatory Authority (“PRA”) and

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Financial Conduct Authority (“FCA”), regulated insurance and reinsurance companies and firms carrying on insurance mediation activities operating in the U.K. Arch Insurance Company Europe was licensed and authorized by the FSA to underwrite all classes of general insurance in the U.K. in May 2004. In 2009, AUAL was licensed and authorized by the FSA and the Lloyd’s Franchise Board. AUAL holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. Arch Risk Partners was licensed and authorized by the FSA in February 2012 to conduct insurance mediation activities. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the “U.K. Companies Acts”).
Like all U.K. companies, Arch Insurance Europe must file and submit their annual audited financial statements in accordance with International Financial Reporting Standards and related reports to the Registrar of Companies under the U.K. Companies Acts together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the FSA (now the PRA or the FCA, as applicable) for Arch Insurance Company Europe, AUAL and Arch Risk Partners and, in the case of AUAL and ASIL, Lloyd’s.
Arch Insurance Company Europe, AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) and Arch Risk Partners were each required to demonstrate to the FSA that each had adequate financial assets to meet the financial resources requirement for its category. However, since the FSA split into the PRA and FCA, Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) are now each required to demonstrate the adequacy of its financial assets to the PRA, while Arch Risk Partners is required to demonstrate the adequacy of its financial assets to the FCA. On a periodic basis, Arch Insurance Europe was required to provide the FSA and Lloyd’s with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enabled the FSA and Lloyd’s to provide individual capital guidance and requirements to Arch Insurance Europe. Following the split of the FSA into the PRA and FCA, similar requirements from the PRA have taken effect. Arch Insurance Europe’s surplus is above the risk-based capital threshold allowed by the FSA’s (now PRA's) individual capital assessment of Arch Insurance Europe. The FSA required, and now the PRA requires, that Arch Insurance Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.
Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA required, and now the PRA or FCA, as applicable, requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Company Europe, AUAL, ASIL or Arch Risk Partners. Dividends or distributions, if any, made by Arch Insurance Europe would result in an increase in available capital at Arch Re Europe, a subsidiary of Arch Re Bermuda.
Canada
Arch Insurance Canada, which commenced underwriting on January 1, 2013, is subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. Arch Insurance Canada is subject to regulation in the provinces and territories in which it underwrites insurance, and the primary goal of insurance regulation at the provincial and territorial levels is to govern the market conduct of insurance companies. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory.
Under the Insurance Companies Act (Canada), Arch Insurance Canada is required to maintain an adequate amount of capital in Canada, calculated in accordance with a test promulgated by OSFI called the Minimum Capital Test (“MCT”). Arch Insurance Canada is required to file financial information with OSFI on an ongoing basis, including annual audited financial statements in accordance with Canadian generally accepted accounting principles and other returns and quarterly unaudited financial statements. Dividends or distributions, if any, made by Arch Insurance Canada would result in an increase in available capital at Arch Insurance Company (see "—United States" section).

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Unaudited Condensed Quarterly Financial Information
The following table summarizes the Company’s 2013 and 2012 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2013
Net premiums written	$748,921	$839,135	$810,535	$952,776
Net premiums earned	839,366	795,000	758,816	752,770
Net investment income	67,095	66,083	68,369	65,672
Net realized gains (losses)	9,048	(6,022)	12,652	58,340
Net impairment losses recognized in earnings	(88)	(728)	(724)	(2,246)
Underwriting income	128,318	110,992	96,029	116,398
Net income	161,490	114,825	176,940	256,476
Preferred dividends	(5,485)	(5,484)	(5,485)	(5,484)
Net income available to common shareholders	156,005	109,341	171,455	250,992
Net income per common share -- basic	$1.19	$0.83	$1.31	$1.92
Net income per common share -- diluted	$1.14	$0.80	$1.26	$1.85

Year Ended December 31, 2012
Net premiums written	$613,142	$755,249	$820,233	$863,611
Net premiums earned	779,481	748,691	726,656	680,312
Net investment income	73,769	73,221	73,608	74,297
Net realized gains	54,849	60,391	34,867	44,121
Net impairment losses recognized in earnings	(6,035)	(2,379)	(1,951)	(1,023)
Underwriting income (loss)	(91,334)	73,452	93,723	67,193
Net income	19,217	189,656	220,268	164,256
Preferred dividends	(5,485)	(5,484)	(7,649)	(6,461)
Loss on repurchase of preferred shares	—	—	(10,612)	—
Net income available to common shareholders	13,732	184,172	202,007	157,795
Net income per common share -- basic	$0.10	$1.36	$1.50	$1.18
Net income per common share -- diluted	$0.10	$1.33	$1.46	$1.14

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Guarantor Financial Information
The following tables present condensed consolidating balance sheets at December 31, 2013 and 2012 and condensed consolidating statements of income, comprehensive income and cash flows for the years ended December 31, 2013, 2012 and 2011 for ACGL, Arch-U.S., a 100% owned subsidiary of ACGL, and ACGL's other subsidiaries.

	December 31, 2013
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$2,530	$408,957	$13,200,247	$—	$13,611,734
Cash	3,223	509	430,325	—	434,057
Investments in subsidiaries	6,046,060	1,258,889	—	(7,304,949)	—
Due from subsidiaries and affiliates	2,251	—	405,110	(407,361)	—
Premiums receivable	—	—	1,085,369	(331,445)	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,645,156	(3,840,826)	1,804,330
Contractholder receivables	—	—	1,064,246	—	1,064,246
Prepaid reinsurance premiums	—	—	1,109,312	(780,969)	328,343
Deferred acquisition costs, net	—	—	342,314	—	342,314
Other assets	6,598	60,342	1,714,651	(554,445)	1,227,146
Total Assets	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,625,766	$(3,801,070)	$8,824,696
Unearned premiums	—	—	2,677,334	(780,969)	1,896,365
Reinsurance balances payable	—	—	662,394	(466,227)	196,167
Contractholder payables	—	—	1,064,246	—	1,064,246
Deposit accounting liabilities	—	—	758,490	(337,193)	421,297
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	18	10,250	397,093	(407,361)	—
Other liabilities	13,148	33,206	691,699	(122,226)	615,827
Total Liabilities	413,166	543,456	18,877,022	(5,915,046)	13,918,598

Shareholders' Equity
Total Shareholders' Equity	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496

Total Liabilities and Shareholders' Equity	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$8,328	$8,798	$12,674,114	$—	$12,691,240
Cash	6,417	612	364,012	—	371,041
Investments in subsidiaries	5,560,655	1,155,839	—	(6,716,494)	—
Due from subsidiaries and affiliates	254	—	352,063	(352,317)	—
Premiums receivable	—	—	877,210	(188,337)	688,873
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,849,750	(3,979,713)	1,870,037
Contractholder receivables	—	—	865,728	—	865,728
Prepaid reinsurance premiums	—	—	914,367	(615,883)	298,484
Deferred acquisition costs, net	—	—	262,822	—	262,822
Other assets	6,430	48,571	662,186	51,350	768,537
Total Assets	$5,582,084	$1,213,820	$22,822,252	$(11,801,394)	$17,816,762

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,857,514	$(3,924,222)	$8,933,292
Unearned premiums	—	—	2,263,861	(615,883)	1,647,978
Reinsurance balances payable	—	—	529,562	(341,016)	188,546
Contractholder payables	—	—	865,728	—	865,728
Deposit accounting liabilities	—	—	27,594	—	27,594
Senior notes	300,000	—	—	—	300,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	2,397	—	349,920	(352,317)	—
Other liabilities	10,809	31,193	394,206	148,538	584,746
Total Liabilities	413,206	31,193	17,288,385	(5,084,900)	12,647,884

Shareholders' Equity
Total Shareholders' Equity	5,168,878	1,182,627	5,533,867	(6,716,494)	5,168,878

Total Liabilities and Shareholders' Equity	$5,582,084	$1,213,820	$22,822,252	$(11,801,394)	$17,816,762

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$3,145,952	$—	$3,145,952
Net investment income	(5)	31	307,449	(40,256)	267,219
Net realized gains	—	—	74,018	—	74,018
Net impairment losses recognized in earnings	—	—	(3,786)	—	(3,786)
Other underwriting income	—	—	7,639	—	7,639
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	35,701	—	35,701
Other income (loss)	—	—	(586)	—	(586)
Total revenues	(5)	31	3,566,387	(40,256)	3,526,157

Expenses
Losses and loss adjustment expenses	—	—	1,679,424	—	1,679,424
Acquisition expenses	—	—	564,103	—	564,103
Other operating expenses	38,702	2,691	459,337	—	500,730
Interest expense	23,267	1,316	42,733	(40,256)	27,060
Net foreign exchange losses	—	—	2,145	10,190	12,335
Total expenses	61,969	4,007	2,747,742	(30,066)	2,783,652

Income (loss) before income taxes	(61,974)	(3,976)	818,645	(10,190)	742,505
Income tax benefit (expense)	—	1,383	(34,157)	—	(32,774)

Income (loss) before equity in net income of subsidiaries	(61,974)	(2,593)	784,488	(10,190)	709,731

Equity in net income (loss) of subsidiaries	771,705	25,644	—	(797,349)	—

Net income	709,731	23,051	784,488	(807,539)	709,731
Preferred dividends	(21,938)	—	—	—	(21,938)

Net income available to common shareholders	$687,793	$23,051	$784,488	$(807,539)	$687,793

Comprehensive income (loss)	$497,678	$(28,330)	$562,245	$(533,915)	$497,678

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$2,935,140	$—	$2,935,140
Net investment income	4	8	321,805	(26,922)	294,895
Net realized gains	—	—	194,228	—	194,228
Net impairment losses recognized in earnings	—	—	(11,388)	—	(11,388)
Other underwriting income	—	—	8,090	—	8,090
Equity in net income of investment funds accounted for using the equity method	—	—	73,510	—	73,510
Other income (loss)	—	—	(12,094)	—	(12,094)
Total revenues	4	8	3,509,291	(26,922)	3,482,381

Expenses
Losses and loss adjustment expenses	—	—	1,861,277	—	1,861,277
Acquisition expenses	—	—	508,884	—	508,884
Other operating expenses	35,570	1,218	428,565	—	465,353
Interest expense	23,496	—	31,951	(26,922)	28,525
Net foreign exchange losses	—	—	21,787	7,168	28,955
Total expenses	59,066	1,218	2,852,464	(19,754)	2,892,994

Income before income taxes	(59,062)	(1,210)	656,827	(7,168)	589,387
Income tax benefit	—	424	3,586	—	4,010

Income (loss) before equity in net income of subsidiaries	(59,062)	(786)	660,413	(7,168)	593,397

Equity in net income (loss) of subsidiaries	652,459	9,738	—	(662,197)	—

Net income	593,397	8,952	660,413	(669,365)	593,397
Preferred dividends	(25,079)	—	—	—	(25,079)
Loss on repurchase of preferred shares	(10,612)	—	—	—	(10,612)

Net income available to common shareholders	$557,706	$8,952	$660,413	$(669,365)	$557,706

Comprehensive income (loss)	$726,491	$2,796	$786,338	$(789,134)	$726,491

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$2,631,815	$—	$2,631,815
Net investment income	—	3	350,412	(12,217)	338,198
Net realized gains	63	—	107,021	3,562	110,646
Net impairment losses recognized in earnings	—	—	(9,062)	—	(9,062)
Other underwriting income	—	—	3,429	—	3,429
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	(9,605)	—	(9,605)
Other income (loss)	—	—	(2,114)	—	(2,114)
Total revenues	63	3	3,071,896	(8,655)	3,063,307

Expenses
Losses and loss adjustment expenses	—	—	1,727,553	—	1,727,553
Acquisition expenses	—	—	462,937	—	462,937
Other operating expenses	31,509	887	399,726	—	432,122
Interest expense	23,151	—	20,757	(12,217)	31,691
Net foreign exchange gains	—	—	(9,024)	(8,342)	(17,366)
Total expenses	54,660	887	2,601,949	(20,559)	2,636,937

Income before income taxes	(54,597)	(884)	469,947	11,904	426,370
Income tax benefit	—	321	9,472	—	9,793

Income (loss) before equity in net income of subsidiaries	(54,597)	(563)	479,419	11,904	436,163

Equity in net income (loss) of subsidiaries	490,760	(134)	—	(490,626)	—

Net income	436,163	(697)	479,419	(478,722)	436,163
Preferred dividends	(25,844)	—	—	—	(25,844)

Net income available to common shareholders	$410,319	$(697)	$479,419	$(478,722)	$410,319

Comprehensive income (loss)	$385,583	$23,155	$440,745	$(463,900)	$385,583

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$68,562	$(6,569)	$908,375	$(119,500)	$850,868
Investing Activities
Purchases of fixed maturity investments	—	—	(18,174,988)	—	(18,174,988)
Purchases of equity securities	—	—	(535,857)	—	(535,857)
Purchases of other investments	—	—	(1,326,729)	—	(1,326,729)
Proceeds from the sales of fixed maturity investments	—	—	17,196,614	—	17,196,614
Proceeds from the sales of equity securities	—	—	462,787	—	462,787
Proceeds from the sales of other investments	—	—	1,162,707	—	1,162,707
Proceeds from redemptions and maturities of fixed maturity investments	—	—	731,708	—	731,708
Net (purchases) sales of short-term investments	5,799	(400,162)	(356,250)	—	(750,613)
Change in investment of securities lending collateral	—	—	(55,643)	—	(55,643)
Contributions to subsidiaries	(160)	(97,850)	(20,250)	118,260	—
Intercompany loans issued	—	—	(10,250)	10,250	—
Purchase of business, net of cash acquired	—	—	—	—	—
Purchases of furniture, equipment and other assets	(712)	—	(16,787)	—	(17,499)
Net Cash Provided By (Used For) Investing Activities	4,927	(498,012)	(942,938)	128,510	(1,307,513)
Financing Activities
Purchases of common shares under share repurchase program	(57,796)	—	—	—	(57,796)
Proceeds from common shares issued, net	3,051	—	118,260	(118,260)	3,051
Proceeds from intercompany borrowings	—	10,250	—	(10,250)	—
Proceeds from borrowings	—	494,228	—	—	494,228
Repayments of intercompany borrowings	—	—	—	—	—
Repayments of borrowings	—	—	—	—	—
Change in securities lending collateral	—	—	55,643	—	55,643
Dividends paid to parent (1)	—	—	(119,500)	119,500	—
Other	—	—	50,830	—	50,830
Preferred dividends paid	(21,938)	—	—	—	(21,938)
Net Cash Provided By (Used For) Financing Activities	(76,683)	504,478	105,233	(9,010)	524,018
Effects of exchange rates changes on foreign currency cash	—	—	(4,357)	—	(4,357)

Increase (decrease) in cash	(3,194)	(103)	66,313	—	63,016
Cash beginning of year	6,417	612	364,012	—	371,041
Cash end of year	$3,223	$509	$430,325	$—	$434,057

(1)	Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$209,500	$(8,086)	$978,679	$(258,490)	$921,603
Investing Activities
Purchases of fixed maturity investments	—	—	(17,568,592)	—	(17,568,592)
Purchases of equity securities	—	—	(268,999)	—	(268,999)
Purchases of other investments	—	—	(1,000,049)	—	(1,000,049)
Proceeds from the sales of fixed maturity investments	—	—	16,366,306	—	16,366,306
Proceeds from the sales of equity securities	—	—	313,617	—	313,617
Proceeds from the sales of other investments	—	—	443,630	—	443,630
Proceeds from redemptions and maturities of fixed maturity investments	—	—	1,115,594	—	1,115,594
Net (purchases) sales of short-term investments	(5,094)	1,986	189,027	—	185,919
Change in investment of securities lending collateral	—	—	6,190	—	6,190
Contributions to subsidiaries	—	—	(38,576)	38,576	—
Purchase of business, net of cash acquired	—	—	28,948	—	28,948
Purchases of furniture, equipment and other assets	(65)	—	(18,467)	—	(18,532)
Net Cash Provided By (Used For) Investing Activities	(5,159)	1,986	(431,371)	38,576	(395,968)
Financing Activities
Proceeds from issuance of Series C preferred shares, net	315,763	—	—	—	315,763
Repurchase of Series A and B preferred shares	(325,000)	—	—	—	(325,000)
Purchases of common shares under share repurchase program	(172,056)	—	—	—	(172,056)
Proceeds from common shares issued, net	7,033	—	38,576	(38,576)	7,033
Repayments of borrowings	—	—	(310,868)	—	(310,868)
Change in securities lending collateral	—	—	(6,190)	—	(6,190)
Dividends paid to parent (1)	—	—	(258,490)	258,490	—
Other	—	—	6,664	—	6,664
Preferred dividends paid	(28,381)	—	—	—	(28,381)
Net Cash Provided By (Used For) Financing Activities	(202,641)	—	(530,308)	219,914	(513,035)
Effects of exchange rates changes on foreign currency cash	—	—	6,742	—	6,742

Increase (decrease) in cash	1,700	(6,100)	23,742	—	19,342
Cash beginning of year	4,717	6,712	340,270	—	351,699
Cash end of year	$6,417	$612	$364,012	$—	$371,041

(1)	Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$300,764	$5,606	$901,252	$(341,510)	$866,112
Investing Activities
Purchases of fixed maturity investments	—	—	(13,875,635)	—	(13,875,635)
Purchases of equity securities	—	—	(413,024)	—	(413,024)
Purchases of other investments	—	—	(593,862)	—	(593,862)
Proceeds from the sales of fixed maturity investments	—	—	12,398,253	—	12,398,253
Proceeds from the sales of equity securities	—	—	369,503	—	369,503
Proceeds from the sales of other investments	—	—	543,757	—	543,757
Proceeds from redemptions and maturities of fixed maturity investments	—	—	1,034,489	—	1,034,489
Net (purchases) sales of short-term investments	4,441	487	(7,317)	—	(2,389)
Change in investment of securities lending collateral	—	—	19,475	—	19,475
Contributions to subsidiaries	—	—	(59,844)	59,844	—
Intercompany loans issued	—	—	(185,289)	185,289	—
Purchases of furniture, equipment and other assets	(196)	—	(18,791)	—	(18,987)
Net Cash Provided By (Used For) Investing Activities	4,245	487	(788,285)	245,133	(538,420)
Financing Activities
Purchases of common shares under share repurchase program	(287,561)	—	—	—	(287,561)
Proceeds from common shares issued, net	6,332	—	59,844	(59,844)	6,332
Proceeds from intercompany borrowings	—	—	185,289	(185,289)	—
Repayments of borrowings	—	—	(15,352)	—	(15,352)
Change in securities lending collateral	—	—	(19,475)	—	(19,475)
Dividends paid to parent (1)	—	—	(341,510)	341,510	—
Other	—	—	4,765	—	4,765
Preferred dividends paid	(25,844)	—	—	—	(25,844)
Net Cash Provided By (Used For) Financing Activities	(307,073)	—	(126,439)	96,377	(337,135)
Effects of exchange rates changes on foreign currency cash	—	—	(1,598)	—	(1,598)

Increase (decrease) in cash	(2,064)	6,093	(15,070)	—	(11,041)
Cash beginning of year	6,781	619	355,340	—	362,740
Cash end of year	$4,717	$6,712	$340,270	$—	$351,699

(1)	Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

Table of ContentsARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Subsequent Events
On January 30, 2014, the Company’s U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company and the mortgage insurance operating platform of PMI Mortgage Insurance Co. (“PMI”). CMG Mortgage Insurance Company has been renamed “Arch Mortgage Insurance Company” (“Arch MI U.S.”) subject to receipt of applicable state approvals. As part of the transaction, Arch MI U.S. has obtained approval as an eligible mortgage insurer from Fannie Mae and Freddie Mac, subject to maintaining certain ongoing requirements. In addition, the Company entered into a distribution agreement with CMFG Life Insurance Company (“CUNA Mutual”) and a reinsurance agreement with an affiliate of CUNA Mutual. At closing, the Company paid aggregate consideration of $253.0 million. Additional amounts may be paid based on the actual results of CMG Mortgage Insurance Company’s pre-closing portfolio over an agreed upon period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2013, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on our assessment, management determined that, as of December 31, 2013, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2014, which we intend to file with the SEC pursuant to Regulation 14A. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2014, which Proxy Statement is incorporated by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2014, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options (1), warrants and rights (a)	Weighted-average exercise price of outstanding options (1), warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	8,782,190	$27.36	2,692,267
Equity compensation plans not approved by security holders	—	—	—
Total	8,782,190	$27.36	2,692,267

(1)	Includes all vested and unvested options outstanding of 8,338,480 and restricted stock units outstanding of 443,710.

(2)
The remaining common shares available for future issuance under our equity compensation plans may be issued in the form of stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share based awards. In addition, no more than 53.9% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or stock appreciation rights).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR     INDEPENDENCE
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2014, which Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information to be included in our Proxy Statement to be filed pursuant to Regulation 14A with the SEC before April 30, 2014, which Proxy Statement is incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements
Included in Part II – see Item 8 of this report.

2.	Financial Statement Schedules

Page No.

III. Supplementary Insurance Information
For the years ended December 31, 2013, 2012 and 2011	200

IV. Reinsurance
For the years ended December 31, 2013, 2012 and 2011	201

VI. Supplementary Information for Property and Casualty Insurance Underwriters
For the years ended December 31, 2013, 2012 and 2011	202
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

3.	Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of ACGL(d)
3.2	Bye-Laws of ACGL(hh)
3.3	ACGL Certificate of Deposit(hh)
4.1	Certificate of Designations of Series C Non-Cumulative Preferred Shares(ll)
4.2.1	Specimen Common Share Certificate(e)
4.2.2	Specimen Series C Non-Cumulative Preferred Share Certificate(ll)
4.3	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”)(l)
4.3	Indenture and First Supplemental Indenture, dated as of December 13, 2013, between Arch Capital Group (U.S.) Inc. (“Arch U.S.”), ACGL and The Bank of New York Mellon, as trustee (ww)
10.1	Lease Agreement, dated as of July 22, 2008, between M-C Plaza II & II L.L.C. and Arch Insurance(dd)
10.2.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)(h)†
10.2.2	First Amendment to the 2002 Plan(j)†
10.2.3	Second Amendment to the 2002 Plan(dd)†
10.3	Second Amended and Restated ACGL Incentive Compensation Plan(dd)†
10.4	ACGL 2007 Long Term Incentive and Share Award Plan(v)†
10.5.1	ACGL 2007 Employee Share Purchase Plan (“2007 ESPP”)(v)†
10.5.2	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007(x)†

10.6.1
Restricted Share Unit Agreement-Constantine Iordanou-February 20, 2003 grant (“February RSU Agreement”)(k), First Amendment to February RSU Agreement-December 9, 2008 grant(hh) and Second Amendment to February RSU Agreement-July 9, 2009 grant(ee)†

10.6.2	Restricted Share Unit Agreement with ACGL-Mark D. Lyons-May 9, 2008 grant(bb), May 6, 2009 grant, May 5, 2010 grant(gg), May 6, 2011 grant(kk) and May 9, 2012 grant (oo)†
10.6.3	Restricted Share Unit Agreement with ACGL - David McElroy - September 6, 2012 grant(ss) and May 9, 2013 grant(tt)†
10.6.4	Agreement, dated as of September 17, 2003, between ACGL and John D. Vollaro(k)†
10.6.5	Restricted Share Agreements with ACGL substantially in the form signed by the Non-Employee Directors of ACGL-2013 grants(ss)†
10.6.6	Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson-November 12, 2012 grants(ss)†
10.6.7	Restricted Share Agreement with ACGL-Mark D. Lyons-September 6, 2012 grant(ss)†
10.6.8
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings, David H. McElroy and Marc Grandisson-May 6, 2011 grants (kk) and May 9, 2012 grants(ss)†

10.6.9
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings, Mark D. Lyons and Marc Grandisson-May 9, 2013 grants (tt)†

10.7.1	Stock Option Agreements with ACGL-Louis T. Petrillo-September 22, 2004 grant(m)(q)†
10.7.2	Stock Option Agreements with ACGL-Marc Grandisson-September 22, 2004 grant(m)(q) and November 15, 2005 grant(t)†
10.7.3	Stock Option Agreement with ACGL-W. Preston Hutchings-July 1, 2005 grant(t)†
10.7.4	Stock Option Agreements with ACGL-Constantine Iordanou-September 22, 2004 grant(m)(r)†
10.7.5	Stock Option Agreements with ACGL-John D. Vollaro-September 22, 2004 grant(m)(r)†
10.7.6	Stock Option Agreements with Constantine Iordanou, John D. Vollaro and Marc Grandisson-February 23, 2006 grants(u)†
10.7.7	Stock Option Agreements with ACGL and each of W. Preston Hutchings and Louis T. Petrillo-February 23, 2006 grants(u)†
10.8.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings-May 11, 2007 grants(x)†
10.8.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson-May 11, 2007 grants(g)†
10.8.3
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo-May 9, 2008 grants(dd)†

10.8.4
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, John D. Vollaro and Louis T. Petrillo-May 6, 2009 grants(ff)†

10.8.5
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, David H. McElroy and Louis T. Petrillo-May 5, 2010 grants(gg) May 6, 2011 grants(kk), May 9, 2012 grants(pp) and May 9, 2013 grants (tt)†

10.8.6	Share Appreciation Right Agreement with ACGL-Constantine Iordanou-February 25, 2010 grant(oo),February 29, 2012 grant (oo) and September 6, 2012 grants (ss)†
10.8.7	Share Appreciation Right Agreement with ACGL-David H. McElroy-June 8, 2009 grant (qq) and November 12, 2012 grants (ss)†
10.8.8	Share Appreciation Right Agreement with ACGL-Mark D. Lyons-September 6, 2012 grant(ss)†
10.8.9
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo-November 12, 2012 grants (ss)†

10.9	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(c) and Amendment to Change in Control Agreement, dated as of December 31, 2008(dd)†
10.10
Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(f), First Amendment to same, dated as of November 16, 2005(t) and Second Amendment to same, dated as of November 24, 2008(dd)†

10.11	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(s) and Amendment to same, dated as of May 21, 2008(z)†
10.12	Employment Agreement, dated as of November 28, 2007, between ACGL and Constantine Iordanou(w) and Amendment to same, dated as of December 31, 2008(dd)†
10.13	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro(aa)†
10.14	Employment Agreement, dated as of July 25, 2012, between ACGL and Mark D. Lyons(mm)†

10.15	Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy(nn) and Amendment to same, dated as of July 25, 2012(nn)†
10.16	Assumption of Change in Control Agreements(e)†
10.17	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan(dd)†
10.18	Asset Purchase Agreement, dated as of January 10, 2000, by and among Arch U.S., Folksamerica Holding Company, Inc. (“FHC”) and Folksamerica(a)
10.19	Transfer and Assumption Agreement, dated May 5, 2000, between Arch Reinsurance Company (formerly Risk Capital Reinsurance Company) (“Arch Re U.S.”) and Folksamerica(b)
10.20	Escrow Agreement, dated December 28, 2000, by and among ACGL, FHC, Folksamerica and the Escrow Agent(e)
10.21	Agreement, dated May 5, 2000, by and among Arch U.S., Arch Re U.S., FHC and Folksamerica regarding Aviation Business(d)
10.22	Agreement and Plan of Merger, dated as of September 25, 2000, by and among Arch U.S., ACGL, The Arch Purpose Trust and Arch Merger Corp.(d)
10.23
Asset Purchase Agreement, dated as of February 7, 2013 (“PMI Asset Purchase Agreement”), by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co. (the “Receiver”), Arch U.S. MI Services Inc. and Arch U.S.(uu) and the Amendment No.1, dated as of May 31, 2013, to the PMI Asset Purchase Agreement (rr)

10.24
Stock Purchase Agreement, dated as of February 7, 2013 (“CMG Stock Purchase Agreement”), by and among the Receiver, CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch U.S. MI Holdings Inc. and Arch U.S.(uu) and Amendment No. 1, dated as of May 31, 2013, to the CMG Stock Purchase Agreement (rr)

10.25	Master Reimbursement Agreement, dated as of November 6, 2009, between Citibank Europe PLC and Arch Re Bermuda(ff)
10.26.1
Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. (“Protective”), Arch Capital Holdings Ltd. (“Arch Capital Holdings”) and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(n)

10.26.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(o)
10.27.1	Joint Venture Agreement, dated as of January 22, 2008 (“Gulf Joint Venture Agreement”), between Gulf Investment Corporation GSC and Arch Re Bermuda relating to Gulf Holdings Limited(y)(cc)
10.27.2	Amendment, dated as of May 18, 2011, to the Gulf Joint Venture Agreement(ii)
10.28
Credit Agreement, dated as of August 18, 2011 (the “BA Credit Agreement”), by and among ACGL, Arch Re Bermuda, Arch Re U.S., Arch Reinsurance Europe Underwriting Limited, AIC, ASIC, AESIC and Arch Insurance Europe, Bank of America, N.A., as administrative agent, fronting bank and L/C administrator, JPMorgan Chase Bank, N.A., as fronting bank, L/C administrator and syndication agent, Citibank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, the other lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers(jj), and the Amendment to the BA Credit Agreement, dated as of December 9, 2013, to the BA Credit Agreement (uu)

12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Power of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(r)(ww)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements (filed herewith)

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

(e)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001, and incorporated by reference.

(f)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on January 4, 2002, and incorporated by reference.

(g)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-72182), as filed with the SEC on January 8, 2002, and incorporated by reference.

(h)	Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2002, as filed with the SEC on August 14, 2002, and incorporated by reference.

(i)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003, and incorporated by reference.

(j)	Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2003, as filed with the SEC on November 12, 2003, and incorporated by reference.

(k)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 10, 2004, and incorporated by reference.

(l)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 7, 2004, and incorporated by reference.

(m)	Form of agreement filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(n)	Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2004, as filed with the SEC on August 9, 2004, and incorporated by reference.

(o)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 8, 2004, and incorporated by reference.

(p)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 3, 2004, and incorporated by reference.

(q)	Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(r)	Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(s)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 9, 2005, and incorporated by reference.

(t)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 13, 2006, and incorporated by reference.

(u)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2006, as filed with the SEC on November 9, 2006, and incorporated by reference.

(v)	Filed as an appendix to our Definitive Proxy Statement, as filed with the SEC on April 3, 2007, and incorporated by reference.

(w)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 3, 2007, and incorporated by reference.

(x)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, and incorporated by reference.

(y)	Filed as an exhibit to our Report on Form 10-Q for the period ending March 31, 2008, as filed with the SEC on May 8, 2008, and incorporated by reference.

(z)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2008, as filed with the SEC on August 8, 2008, and incorporated by reference.

(aa)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 28, 2008, and incorporated by reference.

(bb)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2008, as filed with the SEC on November 10, 2008, and incorporated by reference.

(cc)	Pursuant to 17 CFR 240.24 b-2, confidential information has been omitted and filed separately with the SEC.

(dd)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009, and incorporated by reference.

(ee)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2009, as filed with the SEC on November 9, 2009, and incorporated by reference.

(ff)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, and incorporated by reference.

(gg)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2010, as filed with the SEC on November 8, 2010, and incorporated by reference.

(hh)	Filed as an exhibit to our Annual Report on Form 10-K for the period ending December 31, 2010, as filed with the SEC on February 28, 2011, and incorporated by reference.

(ii)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2011, as filed with the SEC on August 5, 2011, and incorporated by reference.

(jj)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on August 22, 2011, and incorporated by reference.

(kk)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2011, as filed with the SEC on November 8, 2011, and incorporated by reference.

(ll)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 2, 2012, and incorporated by reference.

(mm)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 30, 2012, and incorporated by reference.

(nn)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2012, as filed with the SEC on August 8, 2012, and incorporated by reference.

(oo)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2012, as filed with the SEC on November 9, 2012, and incorporated by reference.

(pp)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 8, 2013, and incorporated by reference.

(qq)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013, and incorporated by reference.

(rr)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 5, 2013, and incorporated by reference.

(ss)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2013, as filed with the SEC on August 9, 2013, and incorporated by reference.

(tt)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2013, as filed with the SEC on November 8, 2013, and incorporated by reference.

(uu)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 10, 2013, and incorporated by reference.

(vv)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 12, 2013, and incorporated by reference.

(ww)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 13, 2013, and incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Constantine Iordanou
	Name:	Constantine Iordanou
	Title:	Chairman of the Board of Directors, President & Chief Executive Officer
March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Constantine Iordanou
Constantine Iordanou	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ Mark D. Lyons
Mark D. Lyons	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 3, 2014

*
John L. Bunce. Jr.	Director	March 3, 2014

*
Eric W. Doppstadt	Director	March 3, 2014

*
Kewsong Lee	Director	March 3, 2014

*
Yiorgos Lillikas	Director	March 3, 2014

Name	Title	Date

*
James J. Meenaghan	Director	March 3, 2014

*
Deanna M. Mullighan	Director	March 3, 2014

*
John M. Pasquesi	Director	March 3, 2014

*
Brian S. Posner	Director	March 3, 2014

*
John D. Vollaro	Director	March 3, 2014

*
Robert F. Works	Director	March 3, 2014
___________________

*	By Mark D. Lyons, as attorney‑in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ Mark D. Lyons
Name:	Mark D. Lyons Attorney-in-Fact

SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2013
Insurance	$158,121	$6,137,121	$1,192,188	$1,876,014	NM	$1,188,445	$311,904	$315,387	$1,948,796
Reinsurance	184,193	2,687,575	704,177	1,269,938	NM	490,979	252,199	142,940	1,402,571
Total	$342,314	$8,824,696	$1,896,365	$3,145,952	NM	$1,679,424	$564,103	$458,327	$3,351,367
December 31, 2012
Insurance	$141,962	$6,149,247	$1,077,211	$1,800,343	NM	$1,283,841	$298,983	$307,489	$1,825,334
Reinsurance	120,860	2,784,045	570,767	1,134,797	NM	577,436	209,901	122,546	1,226,901
Total	$262,822	$8,933,292	$1,647,978	$2,935,140	NM	$1,861,277	$508,884	$430,035	$3,052,235
December 31, 2011
Insurance	$161,907	$5,762,533	$1,039,081	$1,679,047	NM	$1,172,742	$278,696	$307,797	$1,721,279
Reinsurance	65,977	2,693,677	372,791	952,768	NM	554,811	184,241	92,945	952,047
Total	$227,884	$8,456,210	$1,411,872	$2,631,815	NM	$1,727,553	$462,937	$400,742	$2,673,326

(1)	The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.

(2)	Certain other operating expenses relate to the Company’s corporate and other segment (non-underwriting). Such amounts are not reflected in the table above. See Note 3.

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2013
Premiums Written:
Insurance	$2,682,446	$(763,713)	$30,063	$1,948,796	1.5%
Reinsurance	72,136	(86,620)	1,417,055	1,402,571	101.0%
Total	$2,754,582	$(845,256)	$1,442,041	$3,351,367	43.0%
Year Ended December 31, 2012
Premiums Written:
Insurance	$2,562,788	$(768,625)	$31,171	$1,825,334	1.7%
Reinsurance	111,076	(55,099)	1,170,924	1,226,901	95.4%
Total	$2,673,864	$(816,926)	$1,195,297	$3,052,235	39.2%
Year Ended December 31, 2011
Premiums Written:
Insurance	$2,402,153	$(723,206)	$42,332	$1,721,279	2.5%
Reinsurance	—	(46,473)	998,520	952,047	104.9%
Total	$2,402,153	$(763,130)	$1,034,303	$2,673,326	38.7%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Insurance
2013	$158,121	$6,137,121	$12,539	$1,192,188	$1,876,014	NM	$1,233,593	$(45,148)	$311,904	$1,068,699	$1,948,796
2012	141,962	6,191,705	10,485	1,077,211	1,800,343	NM	1,315,088	(31,247)	298,983	981,790	1,825,334
2011	161,907	5,762,533	9,834	1,039,081	1,679,047	NM	1,224,861	(52,119)	278,696	900,398	1,721,279

Reinsurance
2013	$184,193	$2,687,575	$—	$704,177	$1,269,938	NM	$709,873	$(218,894)	$252,199	$640,118	$1,402,571
2012	120,860	2,741,587	—	570,767	1,134,797	NM	767,717	(190,281)	209,901	483,589	1,226,901
2011	65,977	2,693,677	—	372,791	952,768	NM	787,707	(232,896)	184,241	552,225	952,047

(1)	The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 3.