Form 10-Q
period 2014-03-31
ARCH CAPITAL GROUP LTD.
filed 2014-05-12
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

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
Yes ☐   No ☒

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of May 1, 2014 was 134,099,536.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2014 and March 31, 2013, and the condensed consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2014 and March 31, 2013. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, NY
May 12, 2014

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,722,364 and $9,564,634)	$9,775,730	$9,571,776
Short-term investments available for sale, at fair value (amortized cost: $1,485,378 and $1,477,584)	1,484,280	1,478,367
Investment of funds received under securities lending, at fair value (amortized cost: $93,274 and $97,943)	96,264	100,584
Equity securities available for sale, at fair value (cost: $475,868 and $433,275)	548,168	496,824
Other investments available for sale, at fair value (cost: $417,762 and $488,687)	426,917	498,310
Investments accounted for using the fair value option	1,256,650	1,221,534
Investments accounted for using the equity method	255,488	244,339
Total investments	13,843,497	13,611,734
Cash	1,569,605	434,057
Accrued investment income	59,701	66,848
Investment in joint venture (cost: $100,000)	102,803	104,856
Fixed maturities and short-term investments pledged under securities lending, at fair value	100,590	105,081
Premiums receivable	1,008,375	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,790,025	1,804,330
Contractholder receivables	1,118,991	1,064,246
Prepaid reinsurance premiums	349,077	328,343
Deferred acquisition costs, net	384,294	342,314
Receivable for securities sold	426,431	50,555
Goodwill and intangible assets	120,875	27,319
Other assets	926,094	872,487
Total assets	$21,800,358	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$8,938,958	$8,824,696
Unearned premiums	2,148,475	1,896,365
Reinsurance balances payable	201,794	196,167
Contractholder payables	1,118,991	1,064,246
Deposit accounting liabilities	409,080	421,297
Senior notes	800,000	800,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	103,330	107,999
Payable for securities purchased	499,473	51,318
Other liabilities	575,394	456,510
Total liabilities	14,895,495	13,918,598

Commitments and Contingencies
Redeemable noncontrolling interests (1)	219,234	—

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 170,006,958 and 169,560,591)	567	565
Additional paid-in capital	320,503	299,517
Retained earnings	6,219,170	6,042,154
Accumulated other comprehensive income, net of deferred income tax	123,719	74,964
Common shares held in treasury, at cost (shares: 35,922,820 and 35,885,707)	(1,096,826)	(1,094,704)
Total shareholders' equity available to Arch	5,892,133	5,647,496
Non-redeemable noncontrolling interests (1)	793,496	—
Total shareholders’ equity	6,685,629	5,647,496
Total liabilities, noncontrolling interests and shareholders’ equity	$21,800,358	$19,566,094

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Revenues
Net premiums written	$1,064,990	$952,776
Change in unearned premiums	(205,210)	(200,006)
Net premiums earned	859,780	752,770
Net investment income	66,994	65,672
Net realized gains	19,697	58,340
Other-than-temporary impairment losses	(2,971)	(2,248)
Less investment impairments recognized in other comprehensive income, before taxes	—	2
Net impairment losses recognized in earnings	(2,971)	(2,246)

Other underwriting income	1,582	538
Equity in net income of investment funds accounted for using the equity method	3,253	13,823
Other income (loss)	(2,104)	1,244
Total revenues	946,231	890,141

Expenses
Losses and loss adjustment expenses	436,240	399,403
Acquisition expenses	160,342	127,592
Other operating expenses	145,799	120,183
Interest expense	14,404	5,898
Net foreign exchange losses (gains)	6,563	(24,264)
Total expenses	763,348	628,812

Income before income taxes	182,883	261,329
Income tax expense	3,738	4,853
Net income	$179,145	$256,476
Net (income) loss attributable to noncontrolling interests (1)	3,355	—
Net income available to Arch	182,500	256,476
Preferred dividends	5,484	5,484
Net income available to common shareholders	$177,016	$250,992

Net income per common share
Basic	$1.34	$1.92
Diluted	$1.30	$1.85

Weighted average common shares and common share equivalents outstanding
Basic	131,857,910	130,907,902
Diluted	136,562,717	135,409,288

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Comprehensive Income
Net income	$179,145	$256,476
Other comprehensive income, net of deferred income tax
Unrealized appreciation in value of available-for-sale investments:
Unrealized holding gains arising during period	71,353	9,471
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(2)
Reclassification of net realized gains, net of income taxes, included in net income	(21,249)	(38,701)
Foreign currency translation adjustments	(1,349)	(28,222)
Comprehensive income	227,900	199,022

Net (income) loss attributable to noncontrolling interests (1)	3,355	—
Other comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive (income) loss attributable to noncontrolling interests	3,355	—

Comprehensive income available to Arch	$231,255	$199,022

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	565	561
Common shares issued, net	2	—
Balance at end of period	567	561

Additional Paid-in Capital
Balance at beginning of year	299,517	227,778
Exercise of stock options	8,054	3,093
Amortization of share-based compensation	14,175	11,543
Other	(1,243)	78
Balance at end of period	320,503	242,492

Retained Earnings
Balance at beginning of year	6,042,154	5,354,361
Net income	179,145	256,476
Net (income) loss attributable to noncontrolling interests (1)	3,355	—
Preferred share dividends	(5,484)	(5,484)
Balance at end of period	6,219,170	5,605,353

Accumulated Other Comprehensive Income
Balance at beginning of year	74,964	287,017
Unrealized appreciation in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	80,692	289,956
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	50,104	(29,230)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(2)
Balance at end of period	130,796	260,724
Foreign currency translation adjustments:
Balance at beginning of year	(5,728)	(2,939)
Foreign currency translation adjustments	(1,349)	(28,222)
Balance at end of period	(7,077)	(31,161)
Balance at end of period	123,719	229,563

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(1,094,704)	(1,025,839)
Shares repurchased for treasury	(2,122)	(41,600)
Balance at end of period	(1,096,826)	(1,067,439)

Total shareholders’ equity available to Arch	5,892,133	5,335,530
Noncontrolling interests (1)	793,496	—
Total shareholders’ equity	$6,685,629	$5,335,530

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income	$179,145	$256,476
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(22,367)	(59,504)
Net impairment losses recognized in earnings	2,971	2,246
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	9,559	23,052
Share-based compensation	14,175	11,543
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	10,326	(22,182)
Unearned premiums, net of prepaid reinsurance premiums	205,210	200,006
Premiums receivable	(242,616)	(198,814)
Deferred acquisition costs, net	(41,988)	(45,159)
Reinsurance balances payable	5,428	17,365
Other liabilities	59,285	23,811
Other items	19,041	(3,181)
Net Cash Provided By Operating Activities	198,169	205,659

Investing Activities
Purchases of:
Fixed maturity investments	(7,131,071)	(3,970,320)
Equity securities	(89,227)	(63,353)
Other investments	(304,454)	(250,442)
Proceeds from the sales of:
Fixed maturity investments	7,014,281	3,796,638
Equity securities	49,614	81,513
Other investments	331,176	280,010
Proceeds from redemptions and maturities of fixed maturity investments	168,484	181,727
Net (purchases) sales of short-term investments	156,262	(221,444)
Change in investment of securities lending collateral	4,669	(41,019)
Purchase of business, net of cash acquired (1)	(235,578)	—
Purchases of furniture, equipment and other assets	(5,382)	(3,742)
Net Cash Used For Investing Activities	(41,226)	(210,432)

Financing Activities
Purchases of common shares under share repurchase program	—	(40,964)
Proceeds from common shares issued, net	3,021	1,280
Change in securities lending collateral	(4,669)	41,019
Third party investment in non-redeemable noncontrolling interests (2)	796,903	—
Third party investment in redeemable noncontrolling interests (2)	186,893	—
Other	1,700	1,084
Preferred dividends paid	(5,484)	(5,484)
Net Cash Provided By (Used For) Financing Activities	978,364	(3,065)

Effects of exchange rate changes on foreign currency cash	241	(6,436)

Increase (decrease) in cash	1,135,548	(14,274)
Cash beginning of year	434,057	371,041
Cash end of period	$1,569,605	$356,767

(1)     See Note 2.
(2)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its subsidiaries (together with ACGL, the “Company”).

On January 30, 2014, the Company acquired CMG Mortgage Insurance Company and its affiliated mortgage insurance companies (together, “CMG Entities”) and the mortgage insurance platform and related assets from PMI Mortgage Insurance Co. (“PMI”) (see Note 2).

On March 20, 2014, the Company acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity for $100 million. Watford Holdings Ltd. is the parent of Watford Re Ltd., a newly-formed multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford”). Watford is considered a variable interest entity (“VIE”) and the Company concluded that it is the primary beneficiary of Watford. As such, the results of Watford are included in the Company’s consolidated financial statements (see Note 4).

The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and Watford. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.

The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

2.    Business Acquired

On January 30, 2014, the Company’s U.S.-based subsidiaries completed the acquisition of the CMG Entities through a stock purchase agreement (“SPA”) from its previous owners, PMI, which has been in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company (“CUNA Mutual”). In addition, the Company entered into a distribution agreement with CUNA Mutual and a reinsurance agreement with an affiliate of CUNA Mutual. CMG Mortgage Insurance Company has been renamed “Arch Mortgage Insurance Company” (“Arch MI U.S.”). As part of the transaction, Arch MI U.S. obtained approval as an eligible mortgage insurer from Fannie Mae and Freddie Mac (each a government sponsored enterprise or “GSE”), subject to maintaining certain ongoing requirements.

In addition, through an asset purchase agreement (“APA”) with PMI, the Company acquired the mortgage insurance operating platform of PMI, 100% of the capital stock of PMI Mortgage Assurance Co., a mortgage insurance company licensed in all 50 states (renamed Arch Mortgage Guaranty Company), and entered into a quota share reinsurance agreement pursuant to which Arch Reinsurance Ltd. agreed to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that were not in default as of an agreed upon effective date. Other than this quota share, no PMI legacy exposures were assumed in the transaction. As part of the transaction, the Company entered into a services agreement with PMI to provide certain necessary operational services to administer the run-off of PMI’s legacy business at the direction of PMI. Arch MI U.S. also entered into a quota share reinsurance agreement whereby it will cede 20% of all new primary flow mortgage insurance business post-closing (both credit union and non-credit union business) on the first $25 billion in original loan amounts to PMI, on a funds-withheld basis.

The completion of the SPA and APA transactions enabled the Company to enter the U.S. mortgage insurance marketplace and serve all lenders nationwide. The arrangements with CUNA Mutual also provided a seamless transition and enabled the Company to provide uninterrupted access and services to the credit union marketplace.

At closing, the Company paid aggregate consideration of $160.6 million (80% of the actual closing date book value of the CMG Entities) under the SPA and $84.6 million under the APA. Additionally, the SPA contains provisions for additional contingent consideration payments, subject to an overall maximum payment of 150% of closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.3 million. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by the Company, no additional payments would be due. To determine the fair value of the contingent consideration liability, the Company estimated future payments using a weighted average cost of capital approach at a rate of return of 15% which reflects the industry-weighted average rate of return on debt and equity as required by market participants. The fair value of the contingent consideration liability was $41.8 million at closing. The contingent consideration liability, which is included in ‘other liabilities’ in the consolidated balance sheets, is remeasured at fair value at each balance sheet date ($43.2 million at March 31, 2014) until the contingency is resolved with changes in fair value recognized in ‘net realized gains (losses).’

The following table summarizes the fair value of net assets acquired and allocation of purchase price:

	Total	Useful Life
Purchase price
Cash paid	$245,157
Contingent consideration liability	41,762
Total purchase price (a)	$286,919

Assets acquired
Cash	$9,579
Investments, at fair value	312,093
Intangible asset -- acquired insurance contracts	46,473	5 years
Intangible asset -- operating platform	29,900	5 years
Intangible asset -- favorable lease contract	1,056	5 years
Intangible asset -- insurance licenses	16,858	Indefinite
Other assets acquired	21,691
Total assets acquired	437,650

Liabilities acquired
Reserves for losses and loss adjustment expenses	$121,572
Unearned premiums	26,261
Intangible liability -- unfavorable service contract	9,533	9 years
Other liabilities acquired	7,217
Total liabilities acquired	164,583
Net assets acquired (b)	$273,067
Goodwill (a)-(b)	$13,852

The Company recognized goodwill of $13.9 million that is primarily attributed to PMI’s assembled workforce, access to the mortgage insurance market through an existing operating platform, and additional synergies to be realized in the future. Under U.S. tax principles, which differentiate between taxable and non-taxable business combinations, the Company estimates that $48.0 million of goodwill is expected to be deductible for tax purposes.

The Company includes the operations of Arch MI U.S. in its mortgage segment (see Note 6).

3.    Significant Accounting Policies

As discussed in Note 2, the Company completed its acquisition of the CMG Entities on January 30, 2014. As such, the Company has added relevant sections pertaining to mortgage insurance to its significant accounting policies as described in Note 2, “Significant Accounting Policies,” of its audited consolidated financial statements and related notes of the 2013 Form 10-K.

(b) Premium Revenues and Related Expenses

Insurance. Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in the Company’s programs, specialty lines, lenders products business and for participation in involuntary pools. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.

Reinsurance. Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company’s experience with the ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each line of business, and management’s judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company’s underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company’s historical experience with the brokers or ceding companies. In addition, reinsurance contracts under which the Company assumes business generally contain specific provisions which allow the Company to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information. Based on a review of all available information, management establishes premium estimates where reports have not been received. Premium estimates are updated when new information is received and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

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

The Company also writes certain reinsurance business that is intended to provide insurers with risk management solutions that complement traditional reinsurance. Under these contracts, the Company assumes a measured amount of insurance risk in exchange for an anticipated margin, which is typically lower than on traditional reinsurance contracts. The terms and conditions of these contracts may include additional or return premiums based on loss experience, loss corridors, sublimits and caps. Examples of such business include aggregate stop-loss coverages, financial quota share coverages and multi- year retrospectively rated excess of loss coverages. If these contracts are deemed to transfer risk, they are accounted for as reinsurance.

Mortgage. Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are canceled due to repayment by the borrower, and the premium is non-refundable, the remaining unearned premium related to each canceled policy is recognized as earned premium upon notification of the cancellation.

Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation, or the value of the property has increased sufficiently in accordance with the terms of the contract. Premium refunds reduce premiums earned in the consolidated statements of operations.

Acquisition Costs. Acquisition expenses and other expenses related to the Company’s underwriting operations that vary with, and are directly related to, the successful acquisition or renewal of business are deferred and amortized based on the type of contract. For property and casualty insurance and reinsurance contracts, deferred acquisition costs are amortized over the period in which the related premiums are earned. Consistent with mortgage insurance industry accounting practice, amortization of acquisition costs related to the mortgage insurance contracts for each underwriting year’s book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are comprised of earned premiums, interest income, losses and loss adjustment expenses. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development.

Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain the Company’s business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed unearned premiums and anticipated investment income. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

(i) Reserves for Losses and Loss Adjustment Expenses

Insurance and Reinsurance. The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, excludes estimates of amounts due from insureds related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management’s estimates of reserves for losses incurred for which reports or claims have not been received. The Company’s reserves are based on a combination of reserving methods, incorporating both Company and industry loss development patterns. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques have been given further weight in its reserving process based on the continuing maturation of the Company’s reserves. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis, except for excess workers’ compensation and employers’ liability business written by the Company’s insurance operations.

Mortgage. The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. Consistent with industry accounting practice, the Company does not establish loss reserves for future claims on insured loans that are not currently in default (defined as two consecutive missed payments). The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim sizes for each report year, net of any salvage recoverable. The Company also reserves for defaults that have occurred but have not yet been reported to the Company prior to the close of an accounting period. To determine this reserve, the Company estimates the number of defaults not yet reported using historical information regarding late reported delinquencies and applies estimated claim rates and claim sizes for the estimated defaults not yet reported.

The establishment of reserves across the Company’s segments is an inherently uncertain process, are necessarily based on estimates, and the ultimate net cost may vary from such estimates. The methods for making such estimates and for establishing the resulting liability are reviewed and updated using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations

(q) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired and is assigned to the applicable reporting unit at acquisition. Goodwill is not amortized and is evaluated for impairment on an annual basis. Impairment tests may be performed more frequently if the facts and circumstances indicate a possible impairment. In performing impairment tests, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, more than a 50% probability) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the accounting guidance.

Indefinite-lived intangible assets, such as insurance licenses, are not amortized and are evaluated for impairment similar to goodwill. Finite-lived intangible assets and liabilities include the value of insurance and reinsurance contracts, which are estimated based on the present value of future expected cash flows and amortized in ‘acquisition expenses’ in proportion to the estimated profits expected to be realized. Other finite-lived intangible assets or liabilities, including favorable or unfavorable contracts, are amortized in ‘other operating expenses’ over their useful lives. Finite-lived intangible assets and liabilities are periodically reviewed for indicators of impairment. An impairment is recognized when the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.

If goodwill or intangible assets are impaired, such assets are written down to their realizable values with the related expense recorded in the Company’s results of operations.

4.     Variable Interest Entity and Noncontrolling Interests

Variable interest entity

A VIE refers to an entity that has characteristics such as (i) insufficient equity at risk to allow the entity to finance its activities without additional financial support or (ii) instances where the equity investors, as a group, do not have characteristics of a controlling financial interest. The primary beneficiary of a VIE is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. If a company is determined to be the primary beneficiary, it is required to consolidate the VIE in its financial statements.

In March 2014, Watford raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Arch Underwriters Ltd. (“AUL”), a subsidiary of the Company, acts as Watford’s reinsurance manager, and Highbridge Principal Strategies, LLC (“Highbridge”), a subsidiary of JPMorgan Chase & Co., manages Watford’s investment assets, each under separate long term services agreements. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford. In addition, Marc Grandisson, Chairman and CEO of Arch Worldwide Reinsurance and Mortgage Groups, and Nicolas Papadopoulo, Chairman and CEO of Arch Reinsurance Ltd., were appointed to the board of directors of Watford.

The Company concluded that Watford is a VIE due to both the reinsurance management services agreement with AUL and the investment management agreement with Highbridge. Both of these agreements provide for services for an extended period of time with limited termination rights by Watford. In addition, these agreements allow for both AUL and Highbridge to participate in the favorable results of Watford in the form of performance fees. To determine if the Company is the primary beneficiary of Watford, the Company concluded that the most significant activity of Watford pertains to the insurance activities arising from the reinsurance management services agreement, as these activities will ultimately generate the investable assets required by Highbridge to execute the investment strategy. In addition, the Company factored into its analysis qualitative aspects of the relationship with Watford that are indicative of power to direct the insurance activities. These aspects coupled with the Company’s board seats and a former executive of the Company serving as Watford’s CEO resulted in the Company concluding that it is the primary beneficiary of Watford. As such, the results of Watford are included in the Company’s consolidated financial statements.

The Company concluded that Watford represents a separate operating segment and provides the income statement and total investable assets, total assets and total liabilities of Watford within Note 6. Because Watford is an independent company, the assets of Watford can be used only to settle obligations of Watford and Watford is solely responsible for its own liabilities and commitments. The Company’s financial exposure to Watford is limited to its investment in Watford’s common shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.

Non-redeemable noncontrolling interests

The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 89% at March 31, 2014. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income as ‘net (income) loss attributable to noncontrolling interests.’ The following table sets forth activity in the non-redeemable noncontrolling interests:

Three Months Ended March 31, 2014
Balance, beginning of year	$—
Sale of shares to noncontrolling interests	796,903
Net (loss) income attributable to noncontrolling interests	(3,407)
Balance, end of period	$793,496

Redeemable noncontrolling interests

The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests represent the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Due to the timing of the issuance, not all amounts subscribed were collected by Watford by March 31, 2014. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford’s board, quarterly cash dividends on the last day of March, June, September, and December commencing June 30, 2014. Dividends will accrue from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate as set out on the IRSB18. The Watford Preference Shares may be redeemed by Watford on or after June 30, 2019 or at the option of the preferred shareholders at any time on or after June 30, 2034. Because the redemption features are not solely within the control of Watford, the Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets. Third party investors own 100% of the Watford Preference Shares at March 31, 2014. Preferred dividends, including the accretion of the discount and issuance costs, are included as ‘net (income) loss attributable to noncontrolling interests’ in the Company’s consolidated statements of income.

5.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2014	2013

Numerator:
Net income	$179,145	$256,476
Net (income) loss attributable to noncontrolling interests	3,355	—
Net income available to Arch	182,500	256,476
Preferred dividends	(5,484)	(5,484)
Net income available to Arch common shareholders	$177,016	$250,992

Denominator:
Weighted average common shares outstanding — basic	131,857,910	130,907,902
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,346,401	1,290,161
Stock options (1)	3,358,406	3,211,225
Weighted average common shares and common share equivalents outstanding — diluted	136,562,717	135,409,288

Earnings per common share:
Basic	$1.34	$1.92
Diluted	$1.30	$1.85
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2014 first quarter and 2013 first quarter, the number of stock options excluded were 759,172 and 1,016,043, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Segment Information

During the 2014 first quarter, to reflect activity during the period as described below, the Company changed its segment structure and added two new segments (mortgage and ‘other’). The Company now classifies its businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). The Company determined its reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.

The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chairman, President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment and, accordingly, investment income is not allocated to each underwriting segment.

The corporate (non-underwriting) segment results include net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net impairment losses included in earnings, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses, income taxes and items related to the Company’s non-cumulative preferred shares. Such amounts exclude the results of the ‘other’ segment.

The ‘other’ segment includes the results of Watford (see Note 4). Watford has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended
	March 31, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$730,646	$517,053	$47,907	$1,295,136	$32,194	$1,295,136
Premiums ceded	(185,044)	(73,127)	(4,639)	(262,340)	—	(230,146)
Net premiums written	545,602	443,926	43,268	1,032,796	32,194	1,064,990
Change in unearned premiums	(68,101)	(102,578)	(4,503)	(175,182)	(30,028)	(205,210)
Net premiums earned	477,501	341,348	38,765	857,614	2,166	859,780
Other underwriting income	500	316	766	1,582	—	1,582
Losses and loss adjustment expenses	(286,770)	(139,636)	(8,478)	(434,884)	(1,356)	(436,240)
Acquisition expenses, net	(76,932)	(73,433)	(9,154)	(159,519)	(823)	(160,342)
Other operating expenses	(81,144)	(36,195)	(13,876)	(131,215)	(1,109)	(132,324)
Underwriting income (loss)	$33,155	$92,400	$8,023	133,578	(1,122)	132,456

Net investment income				66,993	1	66,994
Net realized gains				19,697	—	19,697
Net impairment losses recognized in earnings				(2,971)	—	(2,971)
Equity in net income of investment funds accounted for using the equity method				3,253	—	3,253
Other income (loss)				(2,104)	—	(2,104)
Other expenses				(10,799)	(2,676)	(13,475)
Interest expense				(14,404)	—	(14,404)
Net foreign exchange gains (losses)				(6,656)	93	(6,563)
Income before income taxes				186,587	(3,704)	182,883
Income tax expense				(3,738)	—	(3,738)
Net income (loss)				182,849	(3,704)	179,145
Net (income) loss attributable to noncontrolling interests				—	3,355	3,355
Net income available to Arch				182,849	(349)	182,500
Preferred dividends				(5,484)	—	(5,484)
Net income available to Arch common shareholders				$177,365	$(349)	$177,016

Underwriting Ratios
Loss ratio	60.1%	40.9%	21.9%	50.7%	62.6%	50.7%
Acquisition expense ratio (2)	16.0%	21.5%	23.6%	18.5%	38.0%	18.6%
Other operating expense ratio	17.0%	10.6%	35.8%	15.3%	51.2%	15.4%
Combined ratio	93.1%	73.0%	81.3%	84.5%	151.8%	84.7%

Total investable assets				$14,261,106	$1,083,280	$15,344,386
Total assets				20,653,897	1,146,461	21,800,358
Total liabilities				14,860,124	35,371	14,895,495
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2013
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$688,817	$450,447	$25,758	$1,163,699	$—	$1,163,699
Premiums ceded	(184,267)	(27,979)	—	(210,923)	—	(210,923)
Net premiums written	504,550	422,468	25,758	952,776	—	952,776
Change in unearned premiums	(59,585)	(126,315)	(14,106)	(200,006)	—	(200,006)
Net premiums earned	444,965	296,153	11,652	752,770	—	752,770
Other underwriting income	525	13	—	538	—	538
Losses and loss adjustment expenses	(283,467)	(113,857)	(2,079)	(399,403)	—	(399,403)
Acquisition expenses, net	(70,758)	(53,143)	(3,691)	(127,592)	—	(127,592)
Other operating expenses	(76,315)	(32,197)	(1,403)	(109,915)	—	(109,915)
Underwriting income	$14,950	$96,969	$4,479	116,398	—	116,398

Net investment income				65,672	—	65,672
Net realized gains				58,340	—	58,340
Net impairment losses recognized in earnings				(2,246)	—	(2,246)
Equity in net income of investment funds accounted for using the equity method				13,823	—	13,823
Other income (loss)				1,244	—	1,244
Other expenses				(10,268)	—	(10,268)
Interest expense				(5,898)	—	(5,898)
Net foreign exchange gains				24,264	—	24,264
Income before income taxes				261,329	—	261,329
Income tax expense				(4,853)	—	(4,853)
Net income				256,476	—	256,476
Net (income) loss attributable to noncontrolling interests				—	—	—
Net income available to Arch				256,476	—	256,476
Preferred dividends				(5,484)	—	(5,484)
Net income available to Arch common shareholders				$250,992	$—	$250,992

Underwriting Ratios
Loss ratio	63.7%	38.4%	17.8%	53.1%	—%	53.1%
Acquisition expense ratio (2)	15.8%	17.9%	31.7%	16.9%	—%	16.9%
Other operating expense ratio	17.2%	10.9%	12.0%	14.6%	—%	14.6%
Combined ratio	96.7%	67.2%	61.5%	84.6%	—%	84.6%

Total investable assets				$13,132,116	$—	$13,132,116
Total assets				18,757,061	—	18,757,061
Total liabilities				13,421,531	—	13,421,531
_________________________________________________

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	The acquisition expense ratio is adjusted to include other underwriting income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    Investment Information

At March 31, 2014, total investable assets of $15.34 billion included $14.26 billion managed by the Company and $1.08 billion attributable to Watford. Due to the timing of Watford’s launch, the cash proceeds received from Watford’s capital raising activities was not invested at March 31, 2014 and, as such, Watford’s investable assets were included in the Company’s cash balance at such date. As such, the tables in this footnote do not reflect any Watford balances except for the net investment income table. See Note 4 for further details on Watford.

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
March 31, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,514,129	$39,704	$(20,047)	$2,494,472	$(16)
Mortgage backed securities	1,087,840	21,700	(14,253)	1,080,393	(8,217)
Municipal bonds	1,410,043	28,494	(3,742)	1,385,291	(17)
Commercial mortgage backed securities	1,023,055	11,769	(9,031)	1,020,317	—
U.S. government and government agencies	1,153,120	4,048	(5,932)	1,155,004	(19)
Non-U.S. government securities	1,114,382	14,538	(12,978)	1,112,822	—
Asset backed securities	1,573,751	11,143	(12,385)	1,574,993	(2,902)
Total	9,876,320	131,396	(78,368)	9,823,292	(11,171)

Equity securities	548,168	78,896	(6,596)	475,868	—
Other investments	426,917	24,398	(15,243)	417,762	—
Short-term investments	1,484,280	955	(2,053)	1,485,378	—
Total	$12,335,685	$235,645	$(102,260)	$12,202,300	$(11,171)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,267,263	$35,289	$(35,537)	$2,267,511	$(16)
Mortgage backed securities	1,133,095	16,270	(22,209)	1,139,034	(9,269)
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090	(17)
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749	(199)
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272	(19)
Non-U.S. government securities	1,085,861	14,729	(19,363)	1,090,495	—
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356	(3,422)
Total	9,676,857	133,450	(127,100)	9,670,507	(12,942)

Equity securities	496,824	69,487	(5,938)	433,275	—
Other investments	498,310	28,082	(18,459)	488,687	—
Short-term investments	1,478,367	1,654	(871)	1,477,584	—
Total	$12,150,358	$232,673	$(152,368)	$12,070,053	$(12,942)
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

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2014, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $4.8 million, compared to a net unrealized gain of $6.0 million at December 31, 2013.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,012,076	$(17,780)	$40,352	$(2,267)	$1,052,428	$(20,047)
Mortgage backed securities	434,286	(11,841)	23,033	(2,412)	457,319	(14,253)
Municipal bonds	340,349	(3,484)	3,741	(258)	344,090	(3,742)
Commercial mortgage backed securities	398,428	(8,977)	581	(54)	399,009	(9,031)
U.S. government and government agencies	764,802	(5,932)	—	—	764,802	(5,932)
Non-U.S. government securities	541,534	(10,940)	36,298	(2,038)	577,832	(12,978)
Asset backed securities	904,539	(8,424)	99,179	(3,961)	1,003,718	(12,385)
Total	4,396,014	(67,378)	203,184	(10,990)	4,599,198	(78,368)
Equity securities	102,589	(6,596)	—	—	102,589	(6,596)
Other investments	156,468	(15,243)	—	—	156,468	(15,243)
Short-term investments	180,233	(2,053)	—	—	180,233	(2,053)
Total	$4,835,304	$(91,270)	$203,184	$(10,990)	$5,038,488	$(102,260)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,183,625	$(32,837)	$46,673	$(2,700)	$1,230,298	$(35,537)
Mortgage backed securities	778,693	(20,253)	43,634	(1,956)	822,327	(22,209)
Municipal bonds	589,009	(9,422)	6,092	(308)	595,101	(9,730)
Commercial mortgage backed securities	677,617	(15,110)	1,612	(114)	679,229	(15,224)
U.S. government and government agencies	1,144,809	(11,242)	—	—	1,144,809	(11,242)
Non-U.S. government securities	821,506	(15,776)	24,334	(3,587)	845,840	(19,363)
Asset backed securities	692,362	(10,431)	88,629	(3,364)	780,991	(13,795)
Total	5,887,621	(115,071)	210,974	(12,029)	6,098,595	(127,100)
Equity securities	76,563	(5,938)	—	—	76,563	(5,938)
Other investments	165,891	(15,775)	47,316	(2,684)	213,207	(18,459)
Short-term investments	28,170	(871)	—	—	28,170	(871)
Total	$6,158,245	$(137,655)	$258,290	$(14,713)	$6,416,535	$(152,368)
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

At March 31, 2014, on a lot level basis, approximately 1,580 security lots out of a total of approximately 4,310 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.6 million. At December 31, 2013, on a lot level basis, approximately 2,080 security lots out of a total of approximately 4,400 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.5 million.

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

	March 31, 2014		December 31, 2013
Maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$286,950	$282,281	$235,330	$232,652
Due after one year through five years	3,757,966	3,731,777	3,738,500	3,718,920
Due after five years through 10 years	1,883,374	1,872,047	1,966,536	1,979,510
Due after 10 years	263,384	261,484	196,305	198,286
	6,191,674	6,147,589	6,136,671	6,129,368
Mortgage backed securities	1,087,840	1,080,393	1,133,095	1,139,034
Commercial mortgage backed securities	1,023,055	1,020,317	1,074,497	1,075,749
Asset backed securities	1,573,751	1,574,993	1,332,594	1,326,356
Total	$9,876,320	$9,823,292	$9,676,857	$9,670,507

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $100.6 million and $100.9 million, respectively, at March 31, 2014, compared to $105.1 million and $105.9 million, respectively, at December 31, 2013. The fair value of the portfolio of collateral backing the Company’s securities lending program was $96.3 million at March 31, 2014, compared to $100.6 million at December 31, 2013. Such amounts included approximately $6.3 million of sub-prime securities at March 31, 2014, compared to $6.3 million at December 31, 2013. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

Other Investments

The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	March 31, 2014	December 31, 2013
Available for sale:
Asian and emerging markets	$266,023	$331,984
Investment grade fixed income	160,894	159,115
Other	—	7,211
Total available for sale	426,917	498,310
Fair value option:
Term loan investments (par value: $403,383 and $494,502)	410,430	512,076
Asian and emerging markets	14,817	14,054
Investment grade fixed income	91,907	75,062
Other (1)	282,670	172,088
Total fair value option	799,824	773,280
Total	$1,226,741	$1,271,590
_________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

Certain of the Company’s other investments are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact the Company’s ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.

Fair Value Option

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	March 31, 2014	December 31, 2013
Fixed maturities	$456,826	$448,254
Other investments	799,824	773,280
Investments accounted for using the fair value option	$1,256,650	$1,221,534

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2014	2013
Fixed maturities	$62,449	$62,006
Term loan investments	5,669	4,217
Equity securities (dividends)	2,921	1,423
Short-term investments	406	392
Other (1)	4,718	6,299
Gross investment income	76,163	74,337
Investment expenses	(9,169)	(8,665)
Net investment income	$66,994	$65,672
_________________________________________________

(1)	Includes dividends on investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended
	March 31,
	2014	2013
Available for sale securities:
Gross gains on investment sales	$66,051	$67,020
Gross losses on investment sales	(40,013)	(25,056)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(1,643)	5,058
Other investments	10,776	9,951
Equity securities	—	699
Derivative instruments (1)	(12,768)	(378)
Other (2)	(2,706)	1,046
Net realized gains (losses)	$19,697	$58,340
_________________________________________________

(1)	See Note 9 for information on the Company’s derivative instruments.

(2)	Includes accretion of contingent liability amounts related to the acquisition of the CMG Entities (see Note 2 for further details).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended
	March 31,
	2014	2013
Fixed maturities:
Mortgage backed securities	$—	$(15)
Asset backed securities	(6)	(20)
Total	(6)	(35)
Equity securities	—	(2,211)
Other investments	(2,965)	—
Net impairment losses recognized in earnings	$(2,971)	$(2,246)

The Company’s net impairment losses recognized in earnings in the 2014 first quarter primarily related to one investment fund. The Company analyzed available positive and negative evidence on the fund, including the business prospects, recent events, industry and market data and other factors. Following such review, the Company determined that it did not have the intent or ability to hold such securities for a reasonable period of time by which the fair value of the securities would increase and the Company would recover its cost and, as such, the cost basis of such securities was adjusted down accordingly.

The Company believes that the $11.2 million of OTTI included in accumulated other comprehensive income at March 31, 2014 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At March 31, 2014, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2014	2013
Balance at start of period	$60,062	$62,001
Credit loss impairments recognized on securities not previously impaired	—	33
Credit loss impairments recognized on securities previously impaired	6	2
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(12,812)	(80)
Balance at end of period	$47,256	$61,956

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 10 for further details. The following table details the value of the Company’s restricted assets:

	March 31, 2014	December 31, 2013
Assets used for collateral or guarantees:
Affiliated transactions	$4,346,385	$4,060,533
Third party agreements	951,609	856,890
Deposits with U.S. regulatory authorities	350,284	302,809
Deposits with non-U.S. regulatory authorities	2	6,546
Trust funds	92,108	75,264
Total restricted assets	$5,740,388	$5,302,042

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicate the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the pricing services at March 31, 2014.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $13.64 billion of financial assets and liabilities measured at fair value at March 31, 2014, approximately $544.4 million, or 4.0%, were priced using non-binding broker-dealer quotes. Of the $13.37 billion of financial assets and liabilities measured at fair value at December 31, 2013, approximately $601.9 million, or 4.5%, were priced using non-binding broker-dealer quotes.

The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisers and others. No transfers were made in the periods presented. A discussion of the general classification of the Company’s financial instruments follows:

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

Other investments. The fair values for certain of the Company’s other investments are determined using net asset values (“NAV”) as advised by external fund managers. The NAV is based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. Periodically, the Company performs a number of monitoring procedures in order to assess the quality of the NAVs, including regular review and discussion of each fund’s performance, regular evaluation of fund performance against applicable benchmarks and the backtesting of the NAVs against audited and interim financial statements. Other investments with liquidity terms allowing the Company to substantially redeem its holdings in a short time frame at the applicable NAV are reflected in Level 2. Other investments with redemption restrictions that prevent the Company from redeeming in the near term are classified in Level 3 of the valuation hierarchy.

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

Contingent consideration liability. The contingent consideration liability (included in ‘other liabilities’ in the consolidated balance sheets) resulted from the acquisition of the CMG Entities and is remeasured at fair value at each balance sheet date. Changes in fair value are recognized in ‘net realized gains (losses).’ To determine the fair value of the contingent consideration liability, the Company estimates future payments using an income approach based on modeled inputs which include a weighted

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

average cost of capital. The Company determined that the contingent consideration liability would be included in Level 3 of the valuation hierarchy.

The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2014:

		Fair Value Measurement Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,514,129	$—	$2,514,129	$—
Mortgage backed securities	1,087,840	—	1,087,840	—
Municipal bonds	1,410,043	—	1,410,043	—
Commercial mortgage backed securities	1,023,055	—	1,023,055	—
U.S. government and government agencies	1,153,120	1,153,120	—	—
Non-U.S. government securities	1,114,382	—	1,114,382	—
Asset backed securities	1,573,751	—	1,573,751	—
Total	9,876,320	1,153,120	8,723,200	—

Equity securities	548,168	548,099	69	—
Other investments	426,917	—	322,582	104,335
Short-term investments	1,484,280	1,457,349	26,931	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	353,644	—	353,644	—
Non-U.S. government bonds	63,538	—	63,538	—
Mortgage backed securities	39,644	—	39,644	—
Other investments	799,824	—	380,678	419,146
Total	1,256,650	—	837,504	419,146
Total assets measured at fair value	$13,592,335	$3,158,568	$9,910,286	$523,481

Liabilities measured at fair value:
Contingent consideration liability	$43,156	$—	$—	$43,156
Total liabilities measured at fair value	$43,156	$—	$—	$43,156
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Assets				Liabilities
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Three Months Ended March 31, 2014
Balance at beginning of period	$2,045	$170,420	$377,525	$549,990	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	2,275	6,310	8,585	(1,394)
Included in other comprehensive income	—	(2,196)	—	(2,196)	—
Purchases, issuances, sales and settlements
Purchases	—	—	40,110	40,110	—
Issuances	—	—	—	—	(41,762)
Sales	(2,045)	(66,164)	—	(68,209)	—
Settlements	—	—	(4,799)	(4,799)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$—	$104,335	$419,146	$523,481	$(43,156)

Three Months Ended March 31, 2013
Balance at beginning of period	$98,404	$184,202	$195,350	$477,956	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	1,492	4,762	373	6,627	—
Included in other comprehensive income	(1,688)	1,912	—	224	—
Purchases, issuances, sales and settlements
Purchases	—	5,000	41,654	46,654	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(910)	(9,942)	(58,007)	(68,859)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$97,298	$185,934	$179,370	$462,602	$—
_________________________________________________

(1)
Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Gains or losses on the contingent consideration liability were included in net realized gains (losses).

The amount of total gains for the 2014 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014 was $3.3 million, while the amount of total gains for the 2013 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013 was $6.6 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2014, the senior notes of ACGL were carried at their cost of $300.0 million and had a fair value of $394.7 million while the senior notes of Arch-U.S. were carried at their cost of $500.0 million and had a fair value of $530.3 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2014 or December 31, 2013.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in ‘fixed maturities available for sale, at fair value.’

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value (1)
March 31, 2014
Futures contracts	$469	$(769)	$(300)	$1,056,045
Foreign currency forward contracts	693	(1,565)	(872)	244,614
TBAs	216,548	(211,763)	4,785	412,800
Other	1,349	(844)	505	690,029
Total	$219,059	$(214,941)	$4,118

December 31, 2013
Futures contracts	$461	$(110)	$351	$475,967
Foreign currency forward contracts	5,023	(3,090)	1,933	330,746
TBAs	33,455	(21,731)	11,724	56,160
Other	920	(1,541)	(621)	347,916
Total	$39,859	$(26,472)	$13,387
_________________________________________________

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company’s derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At March 31, 2014, asset derivatives and liability derivatives of $147.7 million and $143.0 million, respectively, were subject to a master netting agreement, compared to $28.0 million and $14.6 million, respectively, at December 31, 2013. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended
Derivatives not designated as	March 31,
hedging instruments	2014	2013
Futures contracts	$(9,862)	$(829)
Foreign currency forward contracts	(2,257)	(725)
TBAs	(37)	541
Other	(612)	635
Total	$(12,768)	$(378)

10.           Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of March 31, 2014, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on August 18, 2014. In addition, the Company had access to secured letter of credit facilities of approximately $192.0 million as of March 31, 2014, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At March 31, 2014, the Company had $430.0 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $493.1 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at March 31, 2014.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $966.1 million at March 31, 2014.

11.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. Since the inception of the share repurchase program, ACGL has repurchased approximately 109.9 million common shares for an aggregate purchase price of $2.79 billion. During the 2014 first quarter, ACGL did not repurchase any common shares, compared to 930,759 common shares for an aggregate purchase price of $41.0 million for the 2013 period. At March 31, 2014, $712.1 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

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

The Company’s income tax provision on income before income taxes resulted in an expense of 2.0% for the three months ended March 31, 2014, compared to an expense of 1.9% for the 2013 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $151.2 million at March 31, 2014, compared to $128.6 million at December 31, 2013. In addition, the Company paid $1.6 million in income taxes for the three months ended March 31, 2014, while the Company paid $1.3 million for the 2013 period.

13.            Other Comprehensive Income (Loss)

The following table presents details about amounts reclassified from accumulated other comprehensive income:

		Amounts Reclassed from AOCI
	Consolidated Statement of Income	Three Months Ended
	Line Item That Includes	March 31,
Details About AOCI Components	Reclassification	2014	2013

Unrealized appreciation on available-for-sale investments
	Net realized gains	$26,038	$44,367
	Other-than-temporary impairment losses	(2,971)	(2,248)
	Total before tax	23,067	42,119
	Income tax expense	(1,818)	(3,418)
	Net of tax	$21,249	$38,701

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$75,400	$4,047	$71,353
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains included in net income	23,067	1,818	21,249
Foreign currency translation adjustments	(1,349)	—	(1,349)
Other comprehensive income (loss)	$50,984	$2,229	$48,755

Three Months Ended March 31, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$10,347	$876	$9,471
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(2)	—	(2)
Less reclassification of net realized gains included in net income	42,119	3,418	38,701
Foreign currency translation adjustments	(28,222)	—	(28,222)
Other comprehensive income (loss)	$(59,996)	$(2,542)	$(57,454)

14.            Guarantor Financial Information

The following tables present condensed financial information for ACGL, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a 100% owned subsidiary of ACGL, and ACGL’s other subsidiaries.

	March 31, 2014
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$2,546	$48,689	$13,792,262	$—	$13,843,497
Cash	12,353	45,472	1,511,780	—	1,569,605
Investments in subsidiaries	6,288,035	1,598,732	—	(7,886,767)	—
Due from subsidiaries and affiliates	503	—	401,987	(402,490)	—
Premiums receivable	—	—	1,399,825	(391,450)	1,008,375
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,617,877	(3,827,852)	1,790,025
Contractholder receivables	—	—	1,118,991	—	1,118,991
Prepaid reinsurance premiums	—	—	1,293,460	(944,383)	349,077
Deferred acquisition costs, net	—	—	384,294	—	384,294
Other assets	6,309	62,500	2,211,353	(543,668)	1,736,494
Total assets	$6,309,746	$1,755,393	$27,731,829	$(13,996,610)	$21,800,358

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,749,908	$(3,810,950)	$8,938,958
Unearned premiums	—	—	3,092,858	(944,383)	2,148,475
Reinsurance balances payable	—	—	742,630	(540,836)	201,794
Contractholder payables	—	—	1,118,991	—	1,118,991
Deposit accounting liabilities	—	—	735,993	(326,913)	409,080
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	2,091	1,167	399,232	(402,490)	—
Other liabilities	15,522	46,040	1,200,906	(84,271)	1,178,197
Total liabilities	417,613	547,207	20,040,518	(6,109,843)	14,895,495

Redeemable noncontrolling interests (1)	—	—	219,234	—	219,234

Shareholders’ Equity
Total shareholders’ equity available to Arch	5,892,133	1,208,186	6,678,581	(7,886,767)	5,892,133
Non-redeemable noncontrolling interests (1)	—	—	793,496	—	793,496
Total shareholders’ equity	5,892,133	1,208,186	7,472,077	(7,886,767)	6,685,629

Total liabilities, noncontrolling interests and shareholders’ equity	$6,309,746	$1,755,393	$27,731,829	$(13,996,610)	$21,800,358

(1)     See Note 4.

	December 31, 2013
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$2,530	$408,957	$13,200,247	$—	$13,611,734
Cash	3,223	509	430,325	—	434,057
Investments in subsidiaries	6,046,060	1,258,889	—	(7,304,949)	—
Due from subsidiaries and affiliates	2,251	—	405,110	(407,361)	—
Premiums receivable	—	—	1,085,369	(331,445)	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,645,156	(3,840,826)	1,804,330
Contractholder receivables	—	—	1,064,246	—	1,064,246
Prepaid reinsurance premiums	—	—	1,109,312	(780,969)	328,343
Deferred acquisition costs, net	—	—	342,314	—	342,314
Other assets	6,598	60,342	1,714,651	(554,445)	1,227,146
Total assets	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,625,766	$(3,801,070)	$8,824,696
Unearned premiums	—	—	2,677,334	(780,969)	1,896,365
Reinsurance balances payable	—	—	662,394	(466,227)	196,167
Contractholder payables	—	—	1,064,246	—	1,064,246
Deposit accounting liabilities	—	—	758,490	(337,193)	421,297
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	18	10,250	397,093	(407,361)	—
Other liabilities	13,148	33,206	691,699	(122,226)	615,827
Total liabilities	413,166	543,456	18,877,022	(5,915,046)	13,918,598

Redeemable noncontrolling interests	—	—	—	—	—

Shareholders’ Equity
Total shareholders’ equity available to Arch	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496
Non-redeemable noncontrolling interests	—	—	—	—	—
Total shareholders’ equity	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496

Total liabilities, noncontrolling interests and shareholders’ equity	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

	Three Months Ended March 31, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$859,780	$—	$859,780
Net investment income	—	—	77,001	(10,007)	66,994
Net realized gains	—	—	19,697	—	19,697
Net impairment losses recognized in earnings	—	—	(2,971)	—	(2,971)
Other underwriting income	—	—	1,582	—	1,582
Equity in net income of investment funds accounted for using the equity method	—	—	3,253	—	3,253
Other income (loss)	—	—	(2,104)	—	(2,104)
Total revenues	—	—	956,238	(10,007)	946,231

Expenses
Losses and loss adjustment expenses	—	—	436,240	—	436,240
Acquisition expenses	—	—	160,342	—	160,342
Other operating expenses	10,307	977	134,515	—	145,799
Interest expense	5,853	6,514	12,044	(10,007)	14,404
Net foreign exchange losses	—	—	5,741	822	6,563
Total expenses	16,160	7,491	748,882	(9,185)	763,348

Income (loss) before income taxes	(16,160)	(7,491)	207,356	(822)	182,883
Income tax benefit (expense)	—	2,788	(6,526)	—	(3,738)
Income (loss) before equity in net income of subsidiaries	(16,160)	(4,703)	200,830	(822)	179,145
Equity in net income of subsidiaries	198,660	22,152	—	(220,812)	—
Net income	182,500	17,449	200,830	(221,634)	179,145
Net (income) loss attributable to noncontrolling interests (1)	—	—	3,355	—	3,355
Net income available to Arch	182,500	17,449	204,185	(221,634)	182,500
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$177,016	$17,449	$204,185	$(221,634)	$177,016

Comprehensive income available to Arch	$231,255	$17,220	$252,119	$(269,339)	$231,255

(1)     See Note 4.

	Three Months Ended March 31, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$752,770	$—	$752,770
Net investment income	—	—	72,322	(6,650)	65,672
Net realized gains	—	—	58,340	—	58,340
Net impairment losses recognized in earnings	—	—	(2,246)	—	(2,246)
Other underwriting income	—	—	538	—	538
Equity in net income of investment funds accounted for using the equity method	—	—	13,823	—	13,823
Other income	—	—	1,244	—	1,244
Total revenues	—	—	896,791	(6,650)	890,141

Expenses
Losses and loss adjustment expenses	—	—	399,403	—	399,403
Acquisition expenses	—	—	127,592	—	127,592
Other operating expenses	9,942	777	109,464	—	120,183
Interest expense	5,820	3	6,725	(6,650)	5,898
Net foreign exchange (gains) losses	—	—	(12,772)	(11,492)	(24,264)
Total expenses	15,762	780	630,412	(18,142)	628,812

Income (loss) before income taxes	(15,762)	(780)	266,379	11,492	261,329
Income tax benefit (expense)	—	235	(5,088)	—	(4,853)
Income (loss) before equity in net income of subsidiaries	(15,762)	(545)	261,291	11,492	256,476
Equity in net income (loss) of subsidiaries	272,238	18,482	—	(290,720)	—
Net income	256,476	17,937	261,291	(279,228)	256,476
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	256,476	17,937	261,291	(279,228)	256,476
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$250,992	$17,937	$261,291	$(279,228)	$250,992

Comprehensive income available to Arch	$199,022	$6,152	$215,329	$(221,481)	$199,022

	Three Months Ended March 31, 2014
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By Operating Activities	$11,685	$7,151	$194,833	$(15,500)	$198,169
Investing Activities
Purchases of fixed maturity investments	—	—	(7,131,071)	—	(7,131,071)
Purchases of equity securities	—	—	(89,227)	—	(89,227)
Purchases of other investments	—	—	(304,454)	—	(304,454)
Proceeds from the sales of fixed maturity investments	—	—	7,014,281	—	7,014,281
Proceeds from the sales of equity securities	—	—	49,614	—	49,614
Proceeds from the sales of other investments	—	—	331,176	—	331,176
Proceeds from redemptions and maturities of fixed maturity investments	—	—	168,484	—	168,484
Net (purchases) sales of short-term investments	(16)	360,269	(203,991)	—	156,262
Change in investment of securities lending collateral	—	—	4,669	—	4,669
Contributions to subsidiaries	—	(312,207)	(100,000)	412,207	—
Intercompany loans issued	—	—	10,250	(10,250)	—
Purchase of business, net of cash acquired	—	—	(235,578)	—	(235,578)
Purchases of furniture, equipment and other assets	(76)	—	(5,306)	—	(5,382)
Net Cash Provided By (Used For) Investing Activities	(92)	48,062	(491,153)	401,957	(41,226)
Financing Activities
Proceeds from common shares issued, net	3,021	—	412,207	(412,207)	3,021
Repayments of intercompany borrowings	—	(10,250)	—	10,250	—
Change in securities lending collateral	—	—	(4,669)	—	(4,669)
Third party investment in non-redeemable noncontrolling interests (1)	—	—	796,903	—	796,903
Third party investment in redeemable noncontrolling interests (1	—	—	186,893	—	186,893
Dividends paid to parent	—	—	(15,500)	15,500	—
Other	—	—	1,700	—	1,700
Preferred dividends paid	(5,484)	—	—	—	(5,484)
Net Cash Provided By (Used For) Financing Activities	(2,463)	(10,250)	1,377,534	(386,457)	978,364
Effects of exchange rates changes on foreign currency cash	—	—	241	—	241
Increase in cash	9,130	44,963	1,081,455	—	1,135,548
Cash beginning of year	3,223	509	430,325	—	434,057
Cash end of period	$12,353	$45,472	$1,511,780	$—	$1,569,605

(1)     See Note 4.

	Three Months Ended March 31, 2013
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$34,432	$(254)	$216,481	$(45,000)	$205,659
Investing Activities
Purchases of fixed maturity investments	—	—	(3,970,320)	—	(3,970,320)
Purchases of equity securities	—	—	(63,353)	—	(63,353)
Purchases of other investments	—	—	(250,442)	—	(250,442)
Proceeds from the sales of fixed maturity investments	—	—	3,796,638	—	3,796,638
Proceeds from the sales of equity securities	—	—	81,513	—	81,513
Proceeds from the sales of other investments	—	—	280,010	—	280,010
Proceeds from redemptions and maturities of fixed maturity investments	—	—	181,727	—	181,727
Net (purchases) sales of short-term investments	7,964	(2)	(229,406)	—	(221,444)
Change in investment of securities lending collateral	—	—	(41,019)	—	(41,019)
Contributions to subsidiaries	—	(10,250)	(250)	10,500	—
Intercompany loans issued	—	—	(10,250)	10,250	—
Purchases of furniture, equipment and other assets	(31)	—	(3,711)	—	(3,742)
Net Cash Provided By (Used For) Investing Activities	7,933	(10,252)	(228,863)	20,750	(210,432)
Financing Activities
Purchases of common shares under share repurchase program	(40,964)	—	—	—	(40,964)
Proceeds from common shares issued, net	1,280	—	10,500	(10,500)	1,280
Proceeds from intercompany borrowings	—	10,250	—	(10,250)	—
Change in securities lending collateral	—	—	41,019	—	41,019
Dividends paid to parent	—	—	(45,000)	45,000	—
Other	—	—	1,084	—	1,084
Preferred dividends paid	(5,484)	—	—	—	(5,484)
Net Cash Provided By (Used For) Financing Activities	(45,168)	10,250	7,603	24,250	(3,065)
Effects of exchange rates changes on foreign currency cash	—	—	(6,436)	—	(6,436)
Increase (decrease) in cash	(2,803)	(256)	(11,215)	—	(14,274)
Cash beginning of year	6,417	612	364,012	—	371,041
Cash end of period	$3,614	$356	$352,797	$—	$356,767

15.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2014, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2013 Form 10-K. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $6.79 billion in capital at March 31, 2014 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis.

Current Outlook

In the primary insurance markets, our insurance group continued to obtain rate increases above loss cost trends in the 2014 first quarter. In our U.S. insurance business, weighted average rate increases provided 120 basis points of expected margin improvement (i.e., rates in excess of loss cost trends) in the 2014 first quarter with continued margin expansion observed in excess and surplus casualty, construction, and program business. Certain lines, such as property and lenders products, experienced more pressure during the 2014 first quarter. In our reinsurance business, we see a continued softening of terms and conditions with property catastrophe business remaining under pressure due to the alternative capacity in the market. For the first quarter, we experienced approximately a 15% reduction in property cat rates on a gross basis. Also, cedents continue to request additional ceding commissions on quota share contracts of between 2% and 4% and reinsurance buyers continue to shift business to excess of loss treaties. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

On January 30, 2014, we completed the acquisition of CMG Mortgage Insurance Company (subsequently renamed Arch Mortgage Insurance Company), the leading provider of mortgage insurance products and services to credit unions in the U.S., and the mortgage insurance operating platform and related assets of PMI Mortgage Insurance Co. (“PMI”). Prior to the acquisition, CMG Mortgage Insurance Company had been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac (each a “GSE”) solely for credit union customers. As part of the transaction, Arch Mortgage Insurance Company (“Arch MI U.S.”) has been approved as an eligible mortgage insurer by the GSEs. Arch MI U.S. will continue to serve its existing credit union customers and, at the same time, has made substantial progress in building out its sales force to serve banks and other mortgage originators.

In late March 2014, Watford Re Ltd., a newly-formed multi-line Bermuda reinsurance company, was launched with over $1.1 billion of initial capital. We invested $100.0 million in Watford Holdings Ltd., Watford Re Ltd.’s parent (combined with Watford Re Ltd., “Watford”) and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Arch Underwriters Ltd., our subsidiary, acts as Watford’s reinsurance manager, and Highbridge Principal Strategies, LLC, a subsidiary of JPMorgan Chase & Co., manages Watford’s investment assets, each under a long term services agreement. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford. In addition, Marc Grandisson, Chairman and CEO of Arch Worldwide Reinsurance and Mortgage Groups, and Nicolas Papadopoulo, Chairman and CEO of Arch Reinsurance Ltd., were appointed to the board of directors of Watford. Despite a late start in the quarter, we ceded $32.2 million of premium to Watford.

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

In addition, the impact of weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value of securities in our investment portfolio.

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2014, and using an updated version of vendor software used to model North Atlantic hurricane exposures, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $705 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $624 million and $488 million, respectively. Based on in-force exposure estimated as of January 1, 2014, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $801 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $670 million and $566 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of April 1, 2014, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 41% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of our total shareholders’ equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. Actual losses may also increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2013 Form 10-K.

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $41.52 at March 31, 2014, compared to $39.82 at December 31, 2013 and $37.66 at March 31, 2013. The 4.3% increase in the 2014 first quarter and 10.2% increase for the trailing twelve months were driven by underwriting and investment returns.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 12.1% for the 2014 first quarter, compared to 12.9% for the 2013 first quarter. The lower level of Operating ROAE for the 2014 first quarter primarily resulted from a higher amount of average equity outstanding. Our Operating ROAE also reflects the impact of new initiatives, such as our U.S. mortgage business, which required an upfront capital commitment but will take time to contribute significantly to our returns.

Total Return on Investments

Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses and includes the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.

The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate the currency mix as noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices.

At March 31, 2014, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.31 years and included weightings to the following indices:

Weighting
The Bank of America Merrill Lynch 1-10 Year AA U.S. Corporate & Yankees Index	21.250%
The Bank of America Merrill Lynch 1-5 Year U.S. Treasury Index	13.000
The Bank of America Merrill Lynch U.S. Mortgage Backed Securities Index	11.875
Barclays Capital CMBS, AAA Index	10.000
The Bank of America Merrill Lynch 1-10 Year U.S. Municipal Securities Index	7.125
The Bank of America Merrill Lynch 1-10 Year Euro Government Bond Index	5.500
The Bank of America Merrill Lynch US Bullet Agency Securities 1-10 Years Index	5.000
The Bank of America Merrill Lynch 0-3 Month U.S. Treasury Bill Index	5.000
MSCI World Free Index	5.000
The Bank of America Merrill Lynch 5-10 Year U.S. Treasury Index	3.250
The Bank of America Merrill Lynch 1-10 Year U.K. Gilt Index	3.000
The Bank of America Merrill Lynch U.S. High Yield Constrained Index	2.750
Barclays Capital U.S. High-Yield Corporate Loan Index	2.750
The Bank of America Merrill Lynch 1-10 Year Australia Government Bond Index	2.500
The Bank of America Merrill Lynch 1-5 Year Canada Government Bond Index	2.000
Total	100.000%

The following table summarizes the pre-tax total return (before investment expenses) of investments managed by Arch compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2014 first quarter	1.00%	1.19%
2013 first quarter	0.50%	0.46%

Total return for the 2014 first quarter reflected positive returns of our non-investment grade fixed income, equity and alternatives portfolios augmenting returns on our core investment grade income portfolio. Excluding foreign exchange, total return was 1.02% for the 2014 first quarter, compared to 1.01% for the 2013 first quarter.

Comment on Non-GAAP Financial Measures

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. The presentation of after-tax operating income available to Arch common shareholders is a “non-GAAP financial measure” as defined in Regulation G. The reconciliation of such measure to net income available to Arch common shareholders (the most directly comparable GAAP financial measure) in accordance with Regulation G is included under “Results of Operations” below.

We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses from the calculation of after-tax operating income available to Arch common shareholders.

We believe that showing net income available to Arch common shareholders exclusive of the items referred to above reflects the underlying fundamentals of our business since we evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income available to Arch common shareholders, we believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this measure follows industry practice and, therefore, allows the users of financial information to compare our performance with our industry peer group. We believe that the equity analysts and certain rating agencies which follow us and the insurance industry as a whole generally exclude these items from their analyses for the same reasons.

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to Arch common shareholders to net income available to Arch common shareholders:

	Three Months Ended
	March 31,
	2014	2013
After-tax operating income available to Arch common shareholders	$164,404	$158,748
Net realized gains, net of tax	18,273	54,923
Net impairment losses recognized in earnings, net of tax	(2,971)	(2,246)
Equity in net income of investment funds accounted for using the equity method, net of tax	3,164	13,823
Net foreign exchange (losses) gains, net of tax	(5,854)	25,744
Net income available to Arch common shareholders	$177,016	$250,992

Segment Information

During the 2014 first quarter, to reflect activity during the period as described below, we changed our segment structure and added two new segments (mortgage and ‘other’). We now classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chairman, President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment and, accordingly, investment income is not allocated to each underwriting segment.

We determined our reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of our consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results. The corporate (non-underwriting) segment results include net investment income, other income (loss), other expenses incurred by us, interest expense, net realized gains or losses, net impairment losses included in earnings, equity in net income (loss) of investment funds accounted for using the equity method, net foreign exchange gains or losses, income taxes and items related to our non-cumulative preferred shares. Such amounts exclude the results of the ‘other’ segment.

The mortgage segment was formed in the 2014 first quarter and consists of our mortgage insurance and reinsurance business, including Arch MI U.S. The mortgage segment also provides reinsurance on both a proportional and non-proportional basis on a global basis, direct mortgage insurance in Europe and various risk-sharing products to government agencies and mortgage lenders.

The ‘other’ segment includes the results of Watford, which is a newly-formed multi-line Bermuda reinsurance company launched in late March 2014. Watford has its own management and board of directors that is responsible for the overall profitability of its results. We are required to consolidate the results of Watford in our financial statements. The portion of Watford’s earnings attributable to third party investors is recorded in the consolidated statements of income as ‘net (income) loss attributable to noncontrolling interests.’ For the ‘other’ segment, performance is measured based on net income or loss.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2014	2013	% Change
Gross premiums written	$730,646	$688,817	6.1
Premiums ceded	(185,044)	(184,267)
Net premiums written	545,602	504,550	8.1
Change in unearned premiums	(68,101)	(59,585)
Net premiums earned	477,501	444,965	7.3
Other underwriting income	500	525
Losses and loss adjustment expenses	(286,770)	(283,467)
Acquisition expenses, net	(76,932)	(70,758)
Other operating expenses	(81,144)	(76,315)
Underwriting income	$33,155	$14,950	121.8

Underwriting Ratios			% Point Change
Loss ratio	60.1%	63.7%	(3.6)
Acquisition expense ratio (1)	16.0%	15.8%	0.2
Other operating expense ratio	17.0%	17.2%	(0.2)
Combined ratio	93.1%	96.7%	(3.6)
_________________________________________________
(1)     The acquisition expense ratio is adjusted to include certain fee income.

The insurance segment consists of our insurance underwriting units which offer specialty product lines on a worldwide basis. Product lines include:

•
Construction and national accounts: primary and excess casualty coverages to middle and large accounts in the construction industry and a wide range of products for middle and large national accounts, specializing in loss sensitive primary casualty insurance programs (including large deductible, self-insured retention and retrospectively rated programs).

•
Excess and surplus casualty: primary and excess casualty insurance coverages, including middle market energy business, and contract binding, which primarily provides casualty coverage through a network of appointed agents to small and medium risks.

•
Lenders products: collateral protection, debt cancellation and service contract reimbursement products to banks, credit unions, automotive dealerships and original equipment manufacturers and other specialty programs that pertain to automotive lending and leasing.

•
Professional lines: directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity and other financial related coverages for corporate, private equity, venture capital, real estate investment trust, limited partnership, financial institution and not-for-profit clients of all sizes and medical professional and general liability insurance coverages for the healthcare industry. The business is predominately written on a claims-made basis.

•
Programs: primarily package policies, underwriting workers’ compensation and umbrella liability business in support of desirable package programs, targeting program managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and property business with minimal catastrophe exposure.

•
Property, energy, marine and aviation: primary and excess general property insurance coverages, including catastrophe-exposed property coverage, for commercial clients. Coverages for marine include hull, war, specie and liability. Aviation and stand alone terrorism are also offered.

•
Travel, accident and health: specialty travel and accident and related insurance products for individual, group travelers, travel agents and suppliers, as well as accident and health, which provides accident, disability and medical plan insurance coverages for employer groups, medical plan members, students and other participant groups.

•
Other: includes alternative market risks (including captive insurance programs), excess workers’ compensation and employer’s liability insurance coverages for qualified self-insured groups, associations and trusts, and contract and commercial surety coverages, including contract bonds (payment and performance bonds) primarily for medium and large contractors and commercial surety bonds for Fortune 1,000 companies and smaller transaction business programs.

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Professional lines	$122,908	23	$125,772	25
Programs	122,240	22	95,802	19
Construction and national accounts	95,497	18	87,328	17
Property, energy, marine and aviation	62,756	12	83,611	17
Excess and surplus casualty	43,940	8	23,795	5
Travel, accident and health	40,838	7	27,977	5
Lenders products	22,006	4	26,386	5
Other	35,417	6	33,879	7
Total	$545,602	100	$504,550	100

2014 first quarter versus 2013. Gross premiums written by the insurance segment in the 2014 first quarter were 6.1% higher than in the 2013 first quarter, while net premiums written were 8.1% higher than in the 2013 first quarter. The differential in net versus gross premiums written reflects increases in lines such as programs and contract binding (which was launched in early 2013), both of which are retained at a high level. The growth in net premiums written primarily resulted from increases in programs; excess and surplus casualty; travel, accident and health; and construction and national accounts. Such amounts were partially offset by a reduction in property, energy, marine and aviation business. The increase in program business resulted from new business, underlying exposure growth and rate strengthening within existing programs. The growth in excess and surplus casualty primarily resulted from contract binding business while the increase in travel, accident and health primarily resulted from growth in existing and new distribution lines. The increase in construction and national accounts primarily resulted from new business while the decrease in property lines reflected reductions in property and marine business in response to current market conditions.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Professional lines	$112,744	24	$125,818	28
Programs	109,181	23	86,080	19
Construction and national accounts	68,989	14	56,882	13
Property, energy, marine and aviation	61,589	13	78,005	17
Excess and surplus casualty	39,107	8	25,823	6
Travel, accident and health	28,065	6	20,235	5
Lenders products	23,832	5	24,800	6
Other	33,994	7	27,322	6
Total	$477,501	100	$444,965	100

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned were 7.3% higher and reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2014	2013
Current year	63.4%	64.8%
Prior period reserve development	(3.3)%	(1.1)%
Loss ratio	60.1%	63.7%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio was 1.4 points lower in the 2014 first quarter compared to the 2013 first quarter. The 2014 first quarter loss ratio reflected 0.5 points of current year catastrophic activity, compared to no activity in the 2013 first quarter. The loss ratios for the 2014 first quarter reflected continued margin expansion and changes in the mix of business earned.

Prior Period Reserve Development.

2014 first quarter: The insurance segment’s net favorable development of $15.6 million, or 3.3 points, consisted of $14.4 million of net favorable development in short-tailed lines and $1.2 million of net favorable development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2010 and 2012 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2013 named catastrophic events was favorable by $1.8 million in the quarter. Net favorable development in medium-tailed and long-tailed lines reflected reductions in professional lines of $14.5 million, spread across most accident years, partially offset by an increase of $11.0 million in program reserves and $2.6 million in casualty reserves.

2013 first quarter: The insurance segment’s net favorable development of $5.0 million, or 1.1 points, consisted of $16.1 million of net favorable development in short-tailed lines, partially offset by $11.1 million of net adverse development which was primarily from medium-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2009 to 2011 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was not significant in the quarter. Net adverse development in medium-tailed lines of $11.1 million included a net increase of $5.8 million in professional liability reserves, primarily from a small number of claims in the 2007 accident year, $4.5 million in casualty reserves, primarily related to claims from the two most recent accident years on two Canadian auto liability accounts which were non-renewed, and $3.7 million in onshore energy reserves, primarily related to a small number of claims.

Underwriting Expenses.

2014 first quarter versus 2013: The insurance segment’s underwriting expense ratio was 33.0% in the 2014 first quarter, compared to 33.0% in the 2013 first quarter. The acquisition expense ratio was 16.0% in the 2014 first quarter, compared to 15.8% in the 2013 first quarter. The comparison of the 2014 first quarter and 2013 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. In addition, the acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the 2014 first quarter commission expense ratio by 1.1 points, compared to a 0.1 point reduction in the 2013 first quarter. The other operating expense ratio was 17.0% for the 2014 first quarter, compared to 17.2% for the 2013 first quarter, mainly due to the higher level of net premiums earned.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2014	2013	% Change
Gross premiums written	$517,053	$450,447	14.8
Premiums ceded	(73,127)	(27,979)
Net premiums written	443,926	422,468	5.1
Change in unearned premiums	(102,578)	(126,315)
Net premiums earned	341,348	296,153	15.3
Other underwriting income	316	13
Losses and loss adjustment expenses	(139,636)	(113,857)
Acquisition expenses, net	(73,433)	(53,143)
Other operating expenses	(36,195)	(32,197)
Underwriting income	$92,400	$96,969	(4.7)

Underwriting Ratios			% Point Change
Loss ratio	40.9%	38.4%	2.5
Acquisition expense ratio	21.5%	17.9%	3.6
Other operating expense ratio	10.6%	10.9%	(0.3)
Combined ratio	73.0%	67.2%	5.8

The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis. Product lines include:

•
Casualty: provides coverage to ceding company clients on third party liability and workers’ compensation exposures from ceding company clients, primarily on a treaty basis. Exposures include, among others, executive assurance, professional liability, workers’ compensation, excess and umbrella liability, excess motor and healthcare business.

•
Marine and aviation: provides coverage for energy, hull, cargo, specie, liability and transit, and aviation business, including airline and general aviation risks. Business written may also include space business, which includes coverages for satellite assembly, launch and operation for commercial space programs.

•
Other specialty: provides coverage to ceding company clients for non-excess motor, including U.K. business primarily emanating from one client, and other lines including surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and political risk.

•
Property catastrophe: provides protection for most catastrophic losses that are covered in the underlying policies written by reinsureds, including hurricane, earthquake, flood, tornado, hail and fire, and coverage for other perils on a case-by-case basis. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence of a covered peril exceed the retention specified in the contract.

•
Property excluding property catastrophe: provides coverage for both personal lines and commercial property exposures and principally covers buildings, structures, equipment and contents. The primary perils in this business include fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. Business is assumed on both a proportional and excess of loss basis. In addition, facultative business is written which focuses on commercial property risks on an excess of loss basis.

•
Other. includes life reinsurance business on both a proportional and non-proportional basis, casualty clash business and, in limited instances, non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Other specialty	$147,609	33	$131,337	31
Casualty	126,713	29	97,245	23
Property excluding property catastrophe	95,127	21	89,060	21
Property catastrophe	52,512	12	77,142	18
Marine and aviation	16,911	4	23,142	5
Other	5,054	1	4,542	2
Total	$443,926	100	$422,468	100

Pro rata	$174,197	39	$162,093	38
Excess of loss	269,729	61	260,375	62
Total	$443,926	100	$422,468	100

2014 first quarter versus 2013. Gross premiums written by the reinsurance segment in the 2014 first quarter were 14.8% higher than in the 2013 first quarter, while net premiums written were 5.1% higher than in the 2013 first quarter. The differential in gross versus net premiums written reflects the cession of premiums to the ‘other’ segment (Watford) in the 2014 first quarter and a higher amount of retrocessional usage than in the 2013 first quarter. The growth in net premiums written reflected increases in casualty and other specialty lines, partially offset by reductions in property catastrophe and marine lines. Growth in casualty premiums (which includes professional liability business) reflected new international excess motor business and quota shares of U.S. professional liability business while the increase in other specialty premiums reflected growth in multi-line, crop hail, workers’ compensation catastrophe, personal auto and other business, partially offset by a continued reduction in quota share U.K. motor business. The reduction in property catastrophe business reflected market conditions, selected non-renewals and a higher usage of retrocessional coverage.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Other specialty	$114,938	34	$89,593	30
Casualty	78,746	23	55,005	19
Property excluding property catastrophe	75,374	22	64,902	22
Property catastrophe	49,794	15	64,233	22
Marine and aviation	18,895	6	20,104	7
Other	3,601	—	2,316	—
Total	$341,348	100	$296,153	100

Pro rata	$187,437	55	$142,529	48
Excess of loss	153,911	45	153,624	52
Total	$341,348	100	$296,153	100

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned for the 2014 first quarter were 15.3% higher than in the 2013 first quarter, and primarily reflect changes in net premiums written over the previous five quarters, including the mix and type of business written.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2014	2013
Current year	61.5%	55.1%
Prior period reserve development	(20.6)%	(16.7)%
Loss ratio	40.9%	38.4%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio was 6.4 points higher in the 2014 first quarter compared to the 2013 first quarter. The 2014 first quarter loss ratio reflected 1.0 point related to current year catastrophic activity, compared to 3.8 points of catastrophic activity in the 2013 first quarter. The current year loss ratio for the 2014 first quarter also reflects changes in the mix of business earned due, in part, to a lower contribution from property catastrophe business.

Prior Period Reserve Development.

2014 first quarter: The reinsurance segment’s net favorable development of $70.4 million, or 20.6 points, consisted of $51.1 million from short-tailed lines, $19.3 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $38.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2013 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $15.4 million, primarily from the 2003 to 2005 underwriting years based on varying levels of reported and paid claims activity, and a reduction of $4.3 million in marine and aviation reserves, across all underwriting years.

2013 first quarter: The reinsurance segment’s net favorable development of $49.4 million, or 16.7 points, consisted of $35.1 million from short-tailed lines and $14.3 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $45.2 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years. Contained within this release was favorable development from the 2005 to 2012 named catastrophic events of $10.8 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases or increases in certain loss ratio selections during the 2013 first quarter. Such amounts were partially offset by an increase in estimates for U.S. crop hail losses of $10.1 million. Net favorable development of $14.3 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $5.9 million, spread across the 2002 to 2010 underwriting years, and marine and aviation reserves of $5.7 million, primarily from the 2008 and 2009 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

Underwriting Expenses.

2014 first quarter versus 2013: The underwriting expense ratio for the reinsurance segment was 32.1% in the 2014 first quarter, compared to 28.8% in the 2013 first quarter. The acquisition expense ratio for the 2014 first quarter was 21.5%, compared to 17.9% for the 2013 first quarter. The comparison of the 2014 first quarter and 2013 first quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The 2014 first quarter reflected a higher level of premiums earned on a pro rata basis, including two large contracts entered into in the second half of 2013, which resulted in a higher level of ceding commissions. The operating expense ratio for the 2014 first quarter was 10.6%, compared to 10.9% in the 2013 first quarter. The operating expense ratio was consistent in both the 2014 first quarter and 2013 first quarter.

Mortgage Segment

The following table sets forth our mortgage segment’s underwriting results:

	Three Months Ended March 31,
	2014	2013	% Change
Gross premiums written	$47,907	$25,758	86.0
Premiums ceded	(4,639)	—
Net premiums written	43,268	25,758	68.0
Change in unearned premiums	(4,503)	(14,106)
Net premiums earned	38,765	11,652	232.7
Other underwriting income	766	—
Losses and loss adjustment expenses	(8,478)	(2,079)
Acquisition expenses, net	(9,154)	(3,691)
Other operating expenses	(13,876)	(1,403)
Underwriting income	$8,023	$4,479	79.1

Underwriting Ratios			% Point Change
Loss ratio	21.9%	17.8%	4.1
Acquisition expense ratio	23.6%	31.7%	(8.1)
Other operating expense ratio	35.8%	12.0%	23.8
Combined ratio	81.3%	61.5%	19.8

Premiums Written.

The following table sets forth our mortgage segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Net premiums written by client location:
United States	$36,556	85	$23,964	93
Other	6,712	15	1,794	7
Total	$43,268	100	$25,758	100

Net premiums written by underwriting location:
United States	$16,731	39	$—	—
Other	26,537	61	25,758	100
Total	$43,268	100	$25,758	100

2014 first quarter versus 2013. Net premiums written in the 2014 first quarter included $16.7 million of business underwritten by Arch MI U.S., representing February and March (post-closing) activity and substantially all of which was to credit union customers. Monthly paid policies accounted for substantially all of gross premiums written from Arch MI U.S. in the 2014 first quarter. In addition, net premiums written included $6.7 million from a 100% quota share indemnity reinsurance agreement with PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that were not in default as of an agreed upon effective date. The mortgage segment’s net premiums written also included other reinsurance treaties covering U.S. and international mortgages. The change on such business was minimal, with a decrease in U.S. premiums written offset by growth in international business.

At March 31, 2014, the mortgage segment’s risk-in-force (i.e., the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued) consisted of $5.3 billion from Arch MI U.S. (substantially all of which relates to credit union customers) and an additional $4.7 billion through the mortgage segment’s reinsurance and risk-sharing operations. The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of the period, of the Arch MI U.S. portfolio of mortgage loans was 79.1% at March 31, 2014.

Arch MI U.S. generated $424.3 million of new insurance written (“NIW”) during February and March, substantially all of which was to credit union clients, resulting in $105.7 million of new risk-in-force written (“NRW”). Approximately 17% of the NRW represented refinance activity. Monthly paid policies accounted for 94% of NRW with the remainder primarily in single premium policies. Of the NRW, 58% was from borrowers with FICO scores higher than 740, 35% with FICO scores between

680 and 739 and the remainder between 620 and 679. Roughly 60% of the NRW was at a loan to value (LTV) of 90% to 95% and 32% with a LTV between 80% to 90%.

Net Premiums Earned.

Net premiums earned for the 2014 first quarter were substantially higher than in the 2013 first quarter, reflecting both the high earned to written ratio on newly acquired Arch MI U.S. business (substantially all of which are monthly paid policies which are recognized as written and earned premium each month) and a higher earned contribution from the mortgage segment’s quota share reinsurance business.

Losses and Loss Adjustment Expenses.

The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2014	2013
Current year	24.8%	17.8%
Prior period reserve development	(2.9)%	—%
Loss ratio	21.9%	17.8%

In accordance with mortgage insurance industry practice, we only establish loss reserves for loans in our existing default inventory. Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business can only be recorded at the time a borrower is delinquent on their mortgage. Because our mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established in the 2014 first quarter.

The mortgage segment’s current year loss ratio was 7.0 points higher in the 2014 first quarter compared to the 2013 first quarter. The current year loss ratio for the 2014 periods reflect changes in the mix of business earned, resulting in part from our acquisition of Arch MI U.S., when compared to the 2013 periods. The mortgage segment’s net favorable development of $1.1 million, or 2.9 points, was spread across a number of underwriting years.

Underwriting Expenses.

2014 first quarter versus 2013: The underwriting expense ratio for the mortgage segment was 59.4% in the 2014 first quarter, compared to 43.7% in the 2013 first quarter. The acquisition expense ratio for the 2014 first quarter was 23.6%, compared to 31.7% for the 2013 first quarter. The operating expense ratio for the 2014 first quarter was 35.8%, compared to 12.0% in the 2013 first quarter. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business, the underwriting expense ratio is expected to increase until the Arch MI U.S. premium volume from bank customers becomes a more significant portion of total premiums earned.

Other Segment

The following table sets forth our ‘other’ segment’s results:

Three Months Ended March 31, 2014
Gross premiums written	$32,194
Premiums ceded	—
Net premiums written	32,194
Change in unearned premiums	(30,028)
Net premiums earned	2,166
Losses and loss adjustment expenses	(1,356)
Acquisition expenses, net	(823)
Other operating expenses	(1,109)
Underwriting income (loss)	(1,122)

Net investment income	$1
Other expenses	(2,676)
Net foreign exchange gains	93
Income (loss) before income taxes	(3,704)
Income tax expense	—
Net income (loss)	(3,704)
Net (income) loss attributable to noncontrolling interests	3,355
Net income (loss) available to Arch	$(349)
Underwriting Ratios
Loss ratio	62.6%
Acquisition expense ratio	38.0%
Other operating expense ratio	51.2%
Combined ratio	151.8%

Total investable assets	$1,083,280
Total assets	1,146,461
Total liabilities	35,371

As noted earlier, the ‘other’ segment includes the results of Watford. Watford has its own management and board of directors and is responsible for the overall profitability of its results. We act as Watford’s reinsurance manager and Highbridge Principal Strategies, a subsidiary of JPMorgan Chase & Co., manages Watford’s investment assets, each under a long term services agreement. We invested $100.0 million and acquired approximately 11% of Watford’s common equity and a warrant to purchase additional common equity. We performed an analysis of Watford and concluded that Watford is a variable interest entity (“VIE”) and that the consolidated financial statements of Watford would be included in our consolidated financial statements. We record the portion of Watford’s earnings attributable to third party investors in the consolidated statements of income as ‘net (income) loss attributable to noncontrolling interests.’ Management measures segment performance for the ‘other’ segment based on net income or loss. See note 4, “Variable Interest Entity and Noncontrolling Interests” of the notes accompanying our consolidated financial statements for additional information.

Due to the timing of Watford’s launch, the cash proceeds received from Watford’s capital raising activities was not invested at March 31, 2014 and, as such, Watford’s investable assets were included in our cash balance at such date. For the 2014 first quarter, Watford assumed $32.2 million of premiums from us, primarily from our reinsurance segment. In addition, Watford’s operating expenses included $2.7 million of non-recurring initial costs (shown in the table above as ‘other expenses’).

Other Income or Expense Items

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2014	2013
Fixed maturities	$62,449	$62,006
Term loan investments	5,669	4,217
Equity securities (dividends)	2,921	1,423
Short-term investments	406	392
Other (1)	4,718	6,299
Gross investment income	76,163	74,337
Investment expenses (2)	(9,169)	(8,665)
Net investment income	$66,994	$65,672
_________________________________________________

(1)	Amounts include dividends on investment funds and other items.

(2)	Investment expenses were approximately 0.29% of average invested assets for the 2014 first quarter, compared to 0.29% for the 2013 first quarter.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.08% for the 2014 first quarter, compared to 2.08% for the 2013 fourth quarter and 2.20% for the 2013 first quarter. Such yields reflect the effects of low prevailing interest rates available in the market and our investment strategy which puts an emphasis on total return. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Gulf Reinsurance Limited (joint venture) and certain other investments using the equity method on a three month lag basis based on the availability of their financial statements. We recorded a loss on $2.1 million on such investments in the 2014 first quarter, compared to income of $1.2 million in the 2013 first quarter. The amounts recorded primarily related to Gulf Reinsurance Limited.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $3.3 million of equity in net income related to investment funds accounted for using the equity method in the 2014 first quarter, compared to $13.8 million for the 2013 first quarter. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $255.5 million at March 31, 2014, compared to $244.3 million at December 31, 2013.

Net Realized Gains or Losses. We recorded net realized gains of $19.7 million for the 2014 first quarter, compared to net realized gains of $58.3 million for the 2013 first quarter. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. In addition, net realized gains or losses include changes in the fair value of assets and liabilities accounted for using the fair value option. See note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. We recorded $3.0 million of credit related impairments in earnings for the 2014 first quarter, compared to $2.2 million for the 2013 first quarter. The OTTI recorded for the 2014 first quarter was primarily on one investment fund following a review of available positive and negative evidence. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $10.8 million for the 2014 first quarter, compared to $10.3 million for the 2013 first quarter. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses for the 2014 first quarter reflected a higher level of compensation costs than in the 2013 period.

Interest expense. Interest expense was $14.4 million for the 2014 first quarter, compared to $5.9 million for the 2013 period. The higher level of interest expense primarily resulted from interest related to the $500.0 million of 5.144% senior notes issued by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) in December 2013. In addition, interest expense for the 2014 first quarter includes accretion on certain deposit accounting liabilities.

Net Foreign Exchange Gains or Losses. Net foreign exchange losses for the 2014 first quarter were $6.6 million (net unrealized losses of $6.5 million and net realized losses of $0.1 million), compared to net foreign exchange gains for the 2013 first quarter of $24.3 million (net unrealized gains of $25.9 million and net realized losses of $1.6 million). Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. We have not matched a portion of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity.

Income tax expense. Our income tax provision on income before income taxes resulted in an expense of 2.0% for the 2014 first quarter, compared to an expense of 1.9% for the 2013 period. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements.

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

At March 31, 2014, our total investable assets of $15.34 billion included $14.26 billion managed by Arch and $1.08 billion attributable to Watford. Due to the timing of Watford’s launch, the cash proceeds received from Watford’s capital raising activities was not invested at March 31, 2014 and, as such, Watford’s investable assets were included in our cash balance at such date. All information in this section relates to the investments managed by Arch.

The following table summarizes total investable assets managed by Arch:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Fixed maturities available for sale, at fair value	$9,775,730	63.7	$9,571,776	68.1
Fixed maturities, at fair value (1)	456,826	3.0	448,254	3.2
Fixed maturities pledged under securities lending agreements, at fair value (2)	100,590	0.7	105,081	0.7
Total fixed maturities	10,333,146	67.3	10,125,111	72.1
Short-term investments available for sale, at fair value	1,484,280	9.7	1,478,367	10.5
Short-term investments pledged under securities lending agreements, at fair value (2)	—	—	—	—
Cash	1,569,605	10.2	434,057	3.1
Equity securities available for sale, at fair value	548,168	3.6	496,824	3.5
Other investments available for sale, at fair value	426,917	2.8	498,310	3.5
Other investments, at fair value (1)	799,824	5.2	773,280	5.5
Investments accounted for using the equity method (3)	255,488	1.7	244,339	1.7
Securities transactions entered into but not settled at the balance sheet date	(73,042)	(0.5)	(763)	—
Total investable assets	15,344,386	100.0	14,049,525	100.0
Less: amounts in ‘other’ segment (4)	(1,083,280)	(7.1)	—	—
Total investable assets managed by Arch	$14,261,106	92.9	$14,049,525	100.0
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

(4)	Represents investable assets of Watford which are not managed by us. Such amounts are included in the ‘other’ segment (all cash at March 31, 2014).

At March 31, 2014, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.27%. At December 31, 2013, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.38%. Our investment portfolio had an average effective duration of 3.24 years at March 31, 2014, compared to 2.62 years at December 31, 2013. At March 31, 2014, approximately $9.11 billion, or 64%, of total investable assets managed by Arch were internally managed, compared to $9.07 billion, or 65%, at December 31, 2013.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
March 31, 2014
Corporate bonds	$2,867,773	$39,704	$(20,047)	$2,848,116
Mortgage backed securities	1,127,484	21,700	(14,253)	1,120,037
Municipal bonds	1,410,043	28,494	(3,742)	1,385,291
Commercial mortgage backed securities	1,023,055	11,769	(9,031)	1,020,317
U.S. government and government agencies	1,153,120	4,048	(5,932)	1,155,004
Non-U.S. government securities	1,177,920	14,538	(12,978)	1,176,360
Asset backed securities	1,573,751	11,143	(12,385)	1,574,993
Total	$10,333,146	$131,396	$(78,368)	$10,280,118

December 31, 2013
Corporate bonds	$2,601,328	$35,289	$(35,537)	$2,601,576
Mortgage backed securities	1,174,128	16,270	(22,209)	1,180,067
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272
Non-U.S. government securities	1,159,017	14,729	(19,363)	1,163,651
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356
Total	$10,125,111	$133,450	$(127,100)	$10,118,761

The following table provides the credit quality distribution of our Fixed Maturities:

	March 31, 2014		December 31, 2013
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,070,766	20.0	$2,284,053	22.6
AAA	3,833,070	37.1	3,709,872	36.6
AA	2,015,706	19.5	1,720,605	17.0
A	1,373,213	13.3	1,359,193	13.4
BBB	279,207	2.7	304,543	3.0
BB	167,484	1.6	180,125	1.8
B	193,581	1.9	188,119	1.9
Lower than B	215,875	2.1	241,463	2.4
Not rated	184,244	1.8	137,138	1.3
Total	$10,333,146	100.0	$10,125,111	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At March 31, 2014, below-investment grade securities comprised approximately 7% of our Fixed Maturities, compared to 7% at December 31, 2013. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At March 31, 2014, corporate bonds represented 45% of the total below investment grade securities at fair value, mortgage backed securities represented 43% of the total and 12% were in other classes. At December 31, 2013, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	March 31, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$4,551,297	$(70,136)	89.5	$6,006,316	$(110,954)	87.3
10-20%	35,973	(4,716)	6.0	78,250	(11,465)	9.0
20-30%	11,875	(3,466)	4.4	13,955	(4,621)	3.6
30-40%	53	(50)	0.1	74	(60)	0.1
Total	$4,599,198	$(78,368)	100.0	$6,098,595	$(127,100)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	March 31, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$94,508	$(2,048)	2.6	$133,354	$(3,882)	3.1
10-20%	2,804	(391)	0.5	444	(64)	0.1
20-30%	—	—	—	1,292	(350)	0.3
30-80%	13	(32)	—	28	(35)	—
Total	$97,325	$(2,471)	3.1	$135,118	$(4,331)	3.5

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2014, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
General Electric Co.	$72,158	AA+/Aa1
Exxon Mobil Corp.	55,004	AAA/Aaa
Toyota Motor Corporation	54,802	AA-/Aa3
Anheuser-Busch Inbev NV	50,881	A/A2
Daimler AG	50,033	A-/A3
Royal Bank of Canada	49,804	AA-/Aa3
Caterpillar Inc.	44,328	A/A2
Royal Dutch Shell PLC	43,910	AA/Aa1
AT&T Inc.	36,570	A-/A3
Crown Castle Int'l Corp.	34,687	NR/A2
Total	$492,177
_________________________________________________

(1)	Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At March 31, 2014, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $1.13 billion, or 7.9% of total investable assets managed by Arch, compared to $1.17 billion, or 8.4%, at December 31, 2013.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At March 31, 2014, CMBS constituted approximately $1.02 billion, or 7.2% of total investable assets managed by Arch, compared to $1.07 billion, or 7.6%, at December 31, 2013. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages. We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at March 31, 2014.

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

The following table provides information on our MBS and CMBS at March 31, 2014, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Non-agency MBS:	2003-2008	$169,008	CC+	$181,411	107.3%	1.3%
	2010	41,244	AA+	41,261	100.0%	0.3%
	2012	37,508	AAA	37,304	99.5%	0.3%
	2013	107,119	AAA	106,245	99.2%	0.7%
	2014	427	NR	452	105.9%	0.0%
Total non-agency MBS		$355,306	BBB-	$366,673	103.2%	2.6%

Non-agency CMBS:	2004-2009	79,657	A+	81,110	101.8%	0.6%
	2010	80,031	AAA	81,891	102.3%	0.6%
	2011	161,841	AAA	166,386	102.8%	1.2%
	2012	99,669	AA+	98,954	99.3%	0.7%
	2013	361,853	AAA	362,687	100.2%	2.5%
	2014	75,849	AAA	75,192	99.1%	0.5%
Total non-agency CMBS		$858,900	AA+	$866,220	100.9%	6.1%

	Non-Agency	Non-Agency
Additional Statistics:	MBS	CMBS (1)
Weighted average loan age (months)	72	28
Weighted average life (months) (2)	64	51
Weighted average loan-to-value % (3)	66.5%	60.2%
Total delinquencies (4)	13.3%	0.7%
Current credit support % (5)	17.0%	31.3%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at March 31, 2014. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 23% to 90% on MBS and 2% to 116% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at March 31, 2014:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Sector:
Credit cards	$546,256	AAA	17%	$545,686	99.9%	3.8%
Autos	279,477	AAA	28%	278,825	99.8%	2.0%
Equipment	242,152	AA-	7%	237,426	98.0%	1.7%
Loans	234,990	AA+	30%	233,311	99.3%	1.6%
Other	272,118	AA+	10%	278,503	102.3%	2.0%
Total ABS (1)	$1,574,993	AA+		$1,573,751	99.9%	11.0%
_________________________________________________

(1)	The effective duration of the total ABS was 1.9 years at March 31, 2014.

At March 31, 2014, our fixed income portfolio included $28.0 million par value in sub-prime securities with a fair value of $15.1 million and average credit quality ratings from S&P/Moody’s of “CCC+/Caa3.” At December 31, 2013, our fixed income portfolio included $48.5 million par value in sub-prime securities with a fair value of $27.9 million and average credit quality ratings from S&P/Moody’s of “B/Caa1.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $6.3 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CC/Ca” at March 31, 2014, compared to $6.3 million and “CCC/Caa3” at December 31, 2013.

The following table provides information on the fair value of our Eurozone investments at March 31, 2014:

	Sovereign (2)	Financial Corporates	Other Corporates	Covered Bonds (3)	Bank Loans (4)	Equities and Other	Total
Country (1)
Netherlands	$130,855	$1,347	$68,309	$—	$17,249	$12,306	$230,066
Germany	139,270	—	2,164	—	16,324	10,277	168,035
Finland	70,568	—	—	6,930	—	—	77,498
France	—	1,340	26,535	—	4,031	8,316	40,222
Luxembourg	—	3,225	7,320	—	12,714	—	23,259
Supranational (5)	9,504	—	—	—	—	—	9,504
Ireland	—	—	5,508	—	1,603	75	7,186
Italy	—	—	1,709	—	3,615	—	5,324
Spain	—	—	—	—	1,624	—	1,624
Total	$350,197	$5,912	$111,545	$6,930	$57,160	$30,974	$562,718
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Austria, Belgium, Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at March 31, 2014.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)	Included in “investments accounted for using the fair value option.”

(5)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At March 31, 2014, our equity portfolio included $548.2 million of equity securities, compared to $496.8 million at December 31, 2013. Our equity portfolio primarily consists of publicly traded common stocks in the consumer staples, real estate and natural resources sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	March 31, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$77,885	$(2,786)	42.2	$52,964	$(1,924)	32.4
10-20%	24,252	(3,645)	55.3	20,312	(2,792)	47.0
20-30%	297	(94)	1.4	3,103	(1,140)	19.2
30-50%	155	(71)	1.1	184	(82)	1.4
Total	$102,589	$(6,596)	100.0	$76,563	$(5,938)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at March 31, 2014. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at March 31, 2014.

The following table summarizes our other investments:

	March 31, 2014	December 31, 2013
Available for sale:
Asian and emerging markets	$266,023	$331,984
Investment grade fixed income	160,894	159,115
Other	—	7,211
Total available for sale	426,917	498,310
Fair value option:
Term loan investments (par value: $403,383 and $494,502)	410,430	512,076
Asian and emerging markets	14,817	14,054
Investment grade fixed income	91,907	75,062
Other (1)	282,670	172,088
Total fair value option	$799,824	$773,280
Total	$1,226,741	$1,271,590
________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

Certain of our other investments are in investment funds for which we have the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact our ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If our investment is eligible to be redeemed, the time to redeem such investment can take weeks or months following the notification.

Certain of our investment managers may use leverage to achieve a higher rate of return on their assets under management, primarily those included in “other investments available for sale, at fair value,” “investments accounted for using the fair value option” and “investments accounted for using the equity method” on our balance sheet. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Accordingly, any event that adversely affects the value of the underlying holdings would be magnified to the extent leverage is used and our potential losses would be magnified. In addition, the structures used to generate leverage may lead to such investments being required to meet covenants based on market valuations and asset coverage. Market valuation declines could force the sale of investments into a depressed market, which may result in significant additional losses. Alternatively, the levered investments may attempt to delever by raising additional equity or potentially changing the terms of the established financing arrangements. We may choose to participate in the additional funding of such investments.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 segregated by level in the fair value hierarchy.

Premiums Receivable and Reinsurance Recoverables

At March 31, 2014, 81.4% of premiums receivable of $1.01 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 2.5% of the total. At December 31, 2013, 80.0% of premiums receivable of $753.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. Approximately 6.3% of the $62.0 million of paid losses and loss adjustment expenses recoverable at March 31, 2014 were more than 90 days overdue, while 27.6% of the $56.1 million of paid losses and loss adjustment expenses recoverable at December 31, 2013 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $12.7 million at March 31, 2014, compared to $12.3 million at December 31, 2013.

At March 31, 2014, approximately 85.2% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.0% of our total shareholders’ equity. At December 31, 2013, approximately 86.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.2% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2014	2013
Premiums Written
Direct	$745,989	$715,052
Assumed	549,147	448,647
Ceded	(230,146)	(210,923)
Net	$1,064,990	$952,776

Premiums Earned
Direct	$681,888	$647,522
Assumed	382,298	306,924
Ceded	(204,406)	(201,676)
Net	$859,780	$752,770

Losses and Loss Adjustment Expenses
Direct	$385,715	$351,767
Assumed	144,021	108,997
Ceded	(93,496)	(61,361)
Net	$436,240	$399,403

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we have relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

At March 31, 2014 and December 31, 2013, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2014	December 31, 2013
Insurance:
Case reserves	$1,427,639	$1,446,029
IBNR reserves	3,061,102	3,037,755
Total net reserves	4,488,741	4,483,784
Reinsurance:
Case reserves	739,002	749,830
Additional case reserves	104,951	113,331
IBNR reserves	1,751,777	1,722,214
Total net reserves	2,595,730	2,585,375
Mortgage:
Case reserves	107,120	1,419
IBNR reserves	17,936	5,868
Total net reserves	125,056	7,287
Other:
IBNR reserves	1,356	—
Total net reserves	1,356	—
Total:
Case reserves	2,273,761	2,197,278
Additional case reserves	104,951	113,331
IBNR reserves	4,832,171	4,765,837
Total net reserves	$7,210,883	$7,076,446

At March 31, 2014 and December 31, 2013, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2014	December 31, 2013
Professional lines (1)	$1,534,145	$1,525,360
Construction and national accounts	706,642	694,721
Excess and surplus casualty (2)	669,090	678,893
Programs	654,650	644,689
Property, energy, marine and aviation	471,497	503,208
Travel, accident and health	53,922	49,934
Lenders products	36,827	31,076
Other (3)	361,968	355,903
Total net reserves	$4,488,741	$4,483,784
_________________________________________________

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

At March 31, 2014 and December 31, 2013, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2014	December 31, 2013
Casualty (1)	$1,518,624	$1,513,205
Other specialty (2)	422,913	397,776
Property excluding property catastrophe (3)	258,478	260,968
Property catastrophe	180,025	190,027
Marine and aviation	154,713	163,293
Other (4)	60,977	60,106
Total net reserves	$2,595,730	$2,585,375
 _________________________________________________

(1)	Includes professional liability, executive assurance, healthcare and excess motor business.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and political risk.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.

Shareholders’ Equity and Book Value per Common Share

Total shareholders’ equity available to Arch was $5.89 billion at March 31, 2014, compared to $5.65 billion at December 31, 2013. The increase in the 2014 first quarter was primarily attributable to net income, reflecting contributions from both underwriting and investing activities. There were no share repurchases during the 2014 first quarter.

On May 1, 2014, we issued an earnings release and financial supplement for the 2014 first quarter. The consolidated statements in this Quarterly Report on Form 10-Q differ from those included in our earnings release and financial supplement primarily reflecting the effect of an immaterial change to the allocation of issuance costs related to Watford’s issuance of common shares. As a result, our additional paid-in capital and total shareholders’ equity available to Arch decreased by $1.3 million while the non-redeemable noncontrolling interest increased by the same amount. This had no effect on total shareholders’ equity. As a result, book value per common share decreased to $41.52 from the $41.53 as reported in our earnings release and financial supplement.

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	March 31, 2014	December 31, 2013
Calculation of book value per common share:
Total shareholders’ equity available to Arch	$5,892,133	$5,647,496
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity available to Arch	$5,567,133	$5,322,496
Common shares outstanding, net of treasury shares (1)	134,084,138	133,674,884
Book value per common share	$41.52	$39.82
_________________________________________________

(1)	Excludes the effects of 8,314,310 and 8,338,480 stock options and 443,756 and 443,710 restricted stock units outstanding at March 31, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $14.9 million at March 31, 2014, compared to $5.8 million at December 31, 2013. During the 2014 first quarter, ACGL received dividends of $15.5 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1)

$100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2013, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.36 billion ($2.32 billion at December 31, 2012) and statutory capital and surplus of $5.42 billion ($5.01 billion at December 31, 2012), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.34 billion to ACGL during the remainder of 2014 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2013.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2014 and December 31, 2013, such amounts approximated $5.74 billion and $5.30 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2014	2013
Total cash provided by (used for):
Operating activities	$198,169	$205,659
Investing activities	(41,226)	(210,432)
Financing activities	978,364	(3,065)
Effects of exchange rate changes on foreign currency cash	241	(6,436)
Increase in cash	$1,135,548	$(14,274)

•
Cash provided by operating activities for the 2014 first quarter was lower than in the 2013 period. The decrease in operating cash flows reflected a lower level of distributions on certain fund investments and a higher level of operating expenses paid, partially offset by an increase in premiums collected.

•
Cash used for investing activities for the 2014 first quarter was lower than in the 2013 period. Activity for the 2014 first quarter reflected a lower level of net purchases of fixed maturity investments, while the gross purchases and sales of such investments was higher than in the 2013 period.

•
Cash provided by financing activities for the 2014 first quarter was higher than in the 2013 period, primarily due to the consolidation of Watford in our results, and the capital raising activities of Watford during the period. There were no share repurchases under our share repurchase program in the 2014 first quarter, compared to $41.0 million in the 2013 period.

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

As part of Arch’s investment strategy, we seek to establish a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed by us to be adequate to meet our foreseeable payment obligations. However, due to the nature of our operations, cash flows are affected by claim payments that may comprise large payments on a limited number of claims and which can fluctuate from year to year. We believe that our liquid investments and cash flow will provide us with sufficient liquidity in order to meet our claim payment obligations. However, the timing and amounts of actual claim payments related to recorded Loss Reserves vary based on many factors, including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. The foregoing may result in significant variability in loss payment patterns. The impact of this variability can be exacerbated by the fact that the timing of the receipt of reinsurance recoverables owed to us may be slower than anticipated by us. Therefore, the irregular timing of claim payments can create significant variations in cash flows from operations between periods and may require us to utilize other sources of liquidity to make these payments, which may include the sale of investments or utilization of existing or new credit facilities or capital market transactions. If the source of liquidity is the sale of investments, we may be forced to sell such investments at a loss, which may be material.

Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other investments and our investments in Gulf Reinsurance Limited (joint venture) and Watford may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values.

On a consolidated basis, total investable assets managed by Arch totaled $14.26 billion at March 31, 2014, compared to $14.05 billion at December 31, 2013. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $966.1 million at March 31, 2014.

Various rating agencies have announced the possibility of future downgrades of the United States’ credit rating, depending on spending levels, interest rates, fiscal pressures that result in a higher general government debt trajectory and other factors. In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of March 31, 2014 included $1.15 billion of obligations of the U.S. government and government agencies at fair value and $1.41 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2013 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through March 31, 2014, ACGL has repurchased 109.9 million common shares for an aggregate purchase price of $2.79 billion. At March 31, 2014, $712.1 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In August 2011, we entered into a three-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company, our U.S.-based reinsurer, and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $192.0 million, which are available on a limited basis and for limited purposes. Refer to note 10, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

At March 31, 2014, total capital available to Arch of $6.79 billion consisted of $800.0 million of senior notes, representing 11.8% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.5% of the total, $325.0 million of preferred shares, representing 4.8% of the total, and common shareholders’ equity of $5.57 billion, representing 82.0% of the total. At December 31, 2013, total capital available to Arch of $6.55 billion consisted of $800.0 million of senior notes, representing 12.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.5% of the total, $325.0 million of preferred shares, representing 5.0% of the total, and common shareholders’ equity of $5.32 billion, representing 81.3% of the total. The increase in capital during the 2014 first quarter was primarily attributable to net income, reflecting contributions from both underwriting and investing activities.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2014. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at March 31, 2014 that affect the quantitative and qualitative disclosures presented in our 2013 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
March 31, 2014
Total fair value	$13,540.9	$13,328.5	$13,116.7	$12,909.1	$12,707.5
Change from base	3.23%	1.61%	—	(1.58)%	(3.12)%
Change in unrealized value	$424.2	$211.8	$—	$(207.6)	$(409.2)

December 31, 2013
Total fair value	$13,338.9	$13,178.2	$13,009.5	$12,839.6	$12,671.3
Change from base	2.53%	1.30%	—	(1.31)%	(2.60)%
Change in unrealized value	$329.4	$168.7	$—	$(169.9)	$(338.2)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
March 31, 2014
Total fair value	$13,336.8	$13,243.8	$13,116.7	$13,003.8	$12,889.9
Change from base	1.68%	0.97%	—	(0.86)%	(1.73)%
Change in unrealized value	$220.1	$127.1	$—	$(112.9)	$(226.8)

December 31, 2013
Total fair value	$13,228.3	$13,137.9	$13,009.5	$12,896.3	$12,783.0
Change from base	1.68%	0.99%	—	(0.87)%	(1.74)%
Change in unrealized value	$218.8	$128.4	$—	$(113.2)	$(226.5)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2014, our portfolio’s VaR was estimated to be 3.34%, compared to an estimated 3.43% at December 31, 2013.

Certain Other Investments and Equity Securities. Our investment portfolio includes certain other investments which do not invest in fixed income securities along with equity holdings. At March 31, 2014 and December 31, 2013, the fair value of such investments totaled $658.1 million and $606.4 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $65.8 million and $60.6 million at March 31, 2014 and December 31, 2013, respectively, and would have decreased book value per common share by approximately $0.49 and $0.45, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $65.8 million and $60.6 million at March 31, 2014 and December 31, 2013, respectively, and would have increased book value per common share by approximately $0.49 and $0.45, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At March 31, 2014, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $1.75 billion, compared to $812.1 million at December 31, 2013. A 100 basis point depreciation of the underlying exposure to these derivative instruments at March 31, 2014 and December 31, 2013 would have resulted in a reduction in net income of approximately $17.5 million and $8.1 million, respectively, and would have decreased book value per common share by $0.13 and $0.06, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at March 31, 2014 and December 31, 2013 would have resulted in an increase in net income of approximately $17.5 million and $8.1 million, respectively, and would have increased book value per common share by $0.13 and $0.06, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	March 31, 2014	December 31, 2013
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(32,628)	$168,352
Shareholders’ equity denominated in foreign currencies (1)	392,950	396,106
Net foreign currency forward contracts outstanding (2)	(52,380)	(87,399)
Net exposures denominated in foreign currencies	$307,942	$477,059

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(30,794)	$(47,706)
Book value per common share	$(0.23)	$(0.36)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$30,794	$47,706
Book value per common share	$0.23	$0.36
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2014;

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

Other Financial Information

The consolidated financial statements as of March 31, 2014 and for the three month period ended March 31, 2014 and 2013 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 12, 2014) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2014, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2014 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
1/1/2014 - 1/31/2014	3,172	$55.86	—	$712,115
2/1/2014 - 2/28/2014	2,546	54.97	—	$712,115
3/1/2014 - 3/31/2014	31,395	57.47	—	$712,115
Total	37,113	$57.16	—	$712,115
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

(2)
Remaining amount available at March 31, 2014 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 2014.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2014 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 12, 2014	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: May 12, 2014	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.