Form 10-Q
period 2014-06-30
ARCH CAPITAL GROUP LTD.
filed 2014-08-08
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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
Yes ☐   No ☒

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of July 31, 2014 was 135,112,921.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and June 30, 2013, and the condensed consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2014 and June 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
August 8, 2014

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $10,599,911 and $9,564,634)	$10,714,532	$9,571,776
Short-term investments available for sale, at fair value (amortized cost: $977,347 and $1,477,584)	977,058	1,478,367
Investment of funds received under securities lending, at fair value (amortized cost: $79,242 and $97,943)	82,603	100,584
Equity securities available for sale, at fair value (cost: $513,094 and $433,275)	608,820	496,824
Other investments available for sale, at fair value (cost: $428,958 and $488,687)	457,567	498,310
Investments accounted for using the fair value option	2,041,091	1,221,534
Investments accounted for using the equity method	281,464	244,339
Total investments	15,163,135	13,611,734

Cash	926,443	434,057
Accrued investment income	64,869	66,848
Investment in joint venture (cost: $100,000)	103,934	104,856
Fixed maturities and short-term investments pledged under securities lending, at fair value	87,031	105,081
Premiums receivable	1,098,692	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,796,403	1,804,330
Contractholder receivables	1,234,392	1,064,246
Prepaid reinsurance premiums	430,214	328,343
Deferred acquisition costs, net	399,385	342,314
Receivable for securities sold	261,669	50,555
Goodwill and intangible assets	118,721	27,319
Other assets	888,627	872,487
Total assets	$22,573,515	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$9,018,989	$8,824,696
Unearned premiums	2,299,692	1,896,365
Reinsurance balances payable	263,347	196,167
Contractholder payables	1,234,392	1,064,246
Deposit accounting liabilities	397,337	421,297
Senior notes	800,000	800,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	89,298	107,999
Payable for securities purchased	552,075	51,318
Other liabilities	577,320	456,510
Total liabilities	15,332,450	13,918,598

Commitments and Contingencies
Redeemable noncontrolling interests	219,326	—

Shareholders' Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 171,096,771 and 169,560,591)	570	565
Additional paid-in capital	353,208	299,517
Retained earnings	6,421,701	6,042,154
Accumulated other comprehensive income, net of deferred income tax	233,883	74,964
Common shares held in treasury, at cost (shares: 36,065,885 and 35,885,707)	(1,104,963)	(1,094,704)
Total shareholders' equity available to Arch	6,229,399	5,647,496
Non-redeemable noncontrolling interests (1)	792,340	—
Total shareholders' equity	7,021,739	5,647,496
Total liabilities, noncontrolling interests and shareholders' equity	$22,573,515	$19,566,094

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Net premiums written	$971,928	$810,535	$2,036,918	$1,763,311
Change in unearned premiums	(64,776)	(51,719)	(269,986)	(251,725)
Net premiums earned	907,152	758,816	1,766,932	1,511,586
Net investment income	72,990	68,369	139,984	134,041
Net realized gains	54,144	12,652	73,841	70,992
Other-than-temporary impairment losses	(14,749)	(724)	(17,720)	(2,972)
Less investment impairments recognized in other comprehensive income, before taxes	—	—	—	2
Net impairment losses recognized in earnings	(14,749)	(724)	(17,720)	(2,970)

Other underwriting income	2,033	902	3,615	1,440
Equity in net income of investment funds accounted for using the equity method	9,240	10,941	12,493	24,764
Other income (loss)	4,850	834	2,746	2,078
Total revenues	1,035,660	851,790	1,981,891	1,741,931

Expenses
Losses and loss adjustment expenses	485,518	418,653	921,758	818,056
Acquisition expenses	158,158	131,677	318,500	259,269
Other operating expenses	156,350	127,408	302,149	247,591
Interest expense	14,334	5,852	28,738	11,750
Net foreign exchange losses (gains)	2,294	(13,811)	8,857	(38,075)
Total expenses	816,654	669,779	1,580,002	1,298,591

Income before income taxes	219,006	182,011	401,889	443,340
Income tax expense	(7,289)	(5,071)	(11,027)	(9,924)
Net income	$211,717	$176,940	$390,862	$433,416
Amounts attributable to noncontrolling interests (1)	(3,701)	—	(346)	—
Net income available to Arch	208,016	176,940	390,516	433,416
Preferred dividends	(5,485)	(5,485)	(10,969)	(10,969)
Net income available to common shareholders	$202,531	$171,455	$379,547	$422,447

Net income per common share
Basic	$1.53	$1.31	$2.87	$3.22
Diluted	$1.48	$1.26	$2.78	$3.11

Weighted average common shares and common share equivalents outstanding
Basic	132,650,634	131,377,274	132,256,462	131,143,885
Diluted	136,889,944	135,849,050	136,716,889	135,624,226

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Comprehensive Income (Loss)
Net income	$211,717	$176,940	$390,862	$433,416
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	108,428	(259,562)	179,781	(250,091)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	—	(2)
Reclassification of net realized gains, net of income taxes, included in net income	(8,285)	(13,916)	(29,534)	(52,617)
Foreign currency translation adjustments	10,021	(5,407)	8,672	(33,629)
Comprehensive income (loss)	321,881	(101,945)	549,781	97,077
Amounts attributable to noncontrolling interests (1)	(3,701)	—	(346)	—
Comprehensive income (loss) available to Arch	$318,180	$(101,945)	$549,435	$97,077

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Non-Cumulative Preferred Shares
Balance at beginning and end of period	$325,000	$325,000

Common Shares
Balance at beginning of year	565	561
Common shares issued, net	5	3
Balance at end of period	570	564

Additional Paid-in Capital
Balance at beginning of year	299,517	227,778
Common shares issued, net	6,360	5,362
Exercise of stock options	11,233	6,022
Amortization of share-based compensation	35,627	31,466
Other	471	2,327
Balance at end of period	353,208	272,955

Retained Earnings
Balance at beginning of year	6,042,154	5,354,361
Net income	390,862	433,416
Amounts attributable to noncontrolling interests (1)	(346)	—
Preferred share dividends	(10,969)	(10,969)
Balance at end of period	6,421,701	5,776,808

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	74,964	287,017
Unrealized appreciation in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	80,692	289,956
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	150,247	(302,708)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(2)
Balance at end of period	230,939	(12,754)
Foreign currency translation adjustments:
Balance at beginning of year	(5,728)	(2,939)
Foreign currency translation adjustments	8,672	(33,629)
Balance at end of period	2,944	(36,568)
Balance at end of period	233,883	(49,322)

Common Shares Held in Treasury, at Cost
Balance at beginning of year	(1,094,704)	(1,025,839)
Shares repurchased for treasury	(10,259)	(65,848)
Balance at end of period	(1,104,963)	(1,091,687)

Total shareholders’ equity available to Arch	6,229,399	5,234,318
Non-redeemable noncontrolling interests (1)	792,340	—
Total shareholders’ equity	$7,021,739	$5,234,318

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income	$390,862	$433,416
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(87,520)	(73,611)
Net impairment losses recognized in earnings	17,720	2,970
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(135)	37,493
Share-based compensation	35,627	31,466
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	60,474	(33,163)
Unearned premiums, net of prepaid reinsurance premiums	269,986	251,725
Premiums receivable	(325,953)	(205,044)
Deferred acquisition costs, net	(55,822)	(51,971)
Reinsurance balances payable	65,803	24,267
Other liabilities	43,133	(26,981)
Other items	38,888	(2,213)
Net Cash Provided By Operating Activities	453,063	388,354

Investing Activities
Purchases of:
Fixed maturity investments	(14,311,748)	(8,599,697)
Equity securities	(174,687)	(272,323)
Other investments	(1,022,987)	(648,915)
Proceeds from the sales of:
Fixed maturity investments	13,204,854	8,468,641
Equity securities	98,687	194,212
Other investments	618,707	506,434
Proceeds from redemptions and maturities of fixed maturity investments	432,040	424,953
Net sales (purchases) of short-term investments	430,304	(375,146)
Change in investment of securities lending collateral	18,701	3,221
Purchase of business, net of cash acquired (1)	(235,578)	—
Purchases of furniture, equipment and other assets	(10,360)	(7,092)
Net Cash Used For Investing Activities	(952,067)	(305,712)

Financing Activities
Purchases of common shares under share repurchase program	—	(56,463)
Proceeds from common shares issued, net	2,521	(517)
Change in securities lending collateral	(18,701)	(3,221)
Third party investment in non-redeemable noncontrolling interests (2)	796,903	—
Third party investment in redeemable noncontrolling interests (2)	219,233	—
Dividends paid to redeemable noncontrolling interests (2)	(4,816)	—
Other	4,706	5,042
Preferred dividends paid	(10,969)	(10,969)
Net Cash Provided By (Used For) Financing Activities	988,877	(66,128)

Effects of exchange rate changes on foreign currency cash	2,513	(12,436)

Increase in cash	492,386	4,078
Cash beginning of year	434,057	371,041
Cash end of period	$926,443	$375,119

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

At closing, the Company paid aggregate consideration of $160.6 million (80% of the actual closing date book value of the CMG Entities) under the SPA and $84.6 million under the APA. Additionally, the SPA contains provisions for contingent consideration payments, subject to an overall maximum payment of 150% of closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by the Company, no additional payments would be due. To determine the fair value of the contingent consideration liability, the Company estimated future payments using a weighted average cost of capital approach at a rate of return of 15% which reflects the industry-weighted average rate of return on debt and equity as required by market participants. The fair value of the contingent consideration liability was $41.8 million at closing. The contingent consideration liability, which is included in ‘other liabilities’ in the consolidated balance sheets, is remeasured at fair value at each balance sheet date ($53.1 million at June 30, 2014) until the contingency is resolved with changes in fair value recognized in ‘net realized gains (losses).’

The following table summarizes the fair value of net assets acquired and allocation of purchase price, measured as of the acquisition date:

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

From the acquisition date to June 30, 2014, the Company recorded amortization expense of $9.3 million related to net intangible assets acquired. The Company recognized goodwill of $13.9 million that is primarily attributed to PMI’s assembled workforce, access to the mortgage insurance market and additional synergies to be realized in the future. Under U.S. tax principles, which differentiate between taxable and non-taxable business combinations, the Company estimates that $48.0 million of goodwill is expected to be deductible for tax purposes.

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

Mortgage. Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy. If single premium policies related to insured loans are canceled due to repayment by the borrower and the policy is a non-refundable product, the remaining unearned premium related to each canceled policy is recognized as earned premium upon notification of the cancellation.

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

Acquisition Costs. Acquisition expenses and other expenses related to the Company’s underwriting operations that vary with, and are directly related to, the successful acquisition or renewal of business are deferred and amortized based on the type of contract. For property and casualty insurance and reinsurance contracts, deferred acquisition costs are amortized over the period in which the related premiums are earned. Consistent with mortgage insurance industry accounting practice, amortization of acquisition costs related to the mortgage insurance contracts for each underwriting year’s book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are comprised of earned premiums and losses and loss adjustment expenses. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development.

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

The establishment of reserves across the Company’s segments is an inherently uncertain process, are necessarily based on estimates, and the ultimate net cost may vary from such estimates. The methods for making such estimates and for establishing the resulting liability are reviewed and updated using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations

(p) Recent Accounting Pronouncements

A new accounting standard issued in the 2014 second quarter will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration or payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or investment income. The new standard also requires enhanced disclosures about revenue. This accounting guidance is effective in the 2017 first quarter and may be applied on a full retrospective or modified retrospective approach. The Company is currently assessing the impact the implementation of this standard will have on its consolidated financial statements.

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

In March 2014, Watford raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Arch Underwriters Ltd. (“AUL”), a subsidiary of the Company, acts as Watford’s reinsurance manager, and Highbridge Principal Strategies, LLC (“Highbridge”), a subsidiary of JPMorgan Chase & Co., manages Watford’s investment assets, each under separate long term services agreements. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford. In addition, Marc Grandisson, Chairman and CEO of Arch Worldwide Reinsurance and Mortgage Groups, and Nicolas Papadopoulo, CEO Reinsurance Group, were appointed to the board of directors of Watford.

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

Non-redeemable noncontrolling interests

The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 89% at June 30, 2014. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘amounts attributable to noncontrolling interests.’ The following table sets forth activity in the non-redeemable noncontrolling interests:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Balance, beginning of period	$793,496	$—
Sale of shares to noncontrolling interests	—	796,903
Amounts attributable to noncontrolling interests	(1,156)	(4,563)
Balance, end of period	$792,340	$792,340

Redeemable noncontrolling interests

The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests represent the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford’s board, quarterly cash dividends on the last day of March, June, September, and December. Dividends will accrue from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate as set out on the IRSB18. The Watford Preference Shares may be redeemed by Watford on or after June 30, 2019 or at the option of the preferred shareholders at any time on or after June 30, 2034. Because the redemption features are not solely within the control of Watford, the Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets. Third party investors own 100% of the Watford Preference Shares at June 30, 2014. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘amounts attributable to noncontrolling interests’ in the Company’s consolidated statements of income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator:
Net income	$211,717	$176,940	$390,862	$433,416
Amounts attributable to noncontrolling interests	(3,701)	—	(346)	—
Net income available to Arch	208,016	176,940	390,516	433,416
Preferred dividends	(5,485)	(5,485)	(10,969)	(10,969)
Net income available to Arch common shareholders	$202,531	$171,455	$379,547	$422,447

Denominator:
Weighted average common shares outstanding — basic	132,650,634	131,377,274	132,256,462	131,143,885
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,144,621	1,088,030	1,236,408	1,181,947
Stock options (1)	3,094,689	3,383,746	3,224,019	3,298,394
Weighted average common shares and common share equivalents outstanding — diluted	136,889,944	135,849,050	136,716,889	135,624,226

Earnings per common share:
Basic	$1.53	$1.31	$2.87	$3.22
Diluted	$1.48	$1.26	$2.78	$3.11
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2014 second quarter and 2013 second quarter, the number of stock options excluded were 978,237 and 1,428,616, respectively. For the six months ended June 30, 2014 and 2013, the number of stock options excluded were 1,318,662 and 1,730,313, respectively.

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

The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chairman, President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended
	June 30, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$852,231	$349,841	$55,476	$1,256,934	$54,562	$1,271,761
Premiums ceded	(273,349)	(58,994)	(5,079)	(336,808)	(2,760)	(299,833)
Net premiums written	578,882	290,847	50,397	920,126	51,802	971,928
Change in unearned premiums	(71,170)	44,780	436	(25,954)	(38,822)	(64,776)
Net premiums earned	507,712	335,627	50,833	894,172	12,980	907,152
Other underwriting income	514	303	1,216	2,033	—	2,033
Losses and loss adjustment expenses	(311,526)	(150,325)	(15,473)	(477,324)	(8,194)	(485,518)
Acquisition expenses, net	(76,449)	(66,035)	(11,481)	(153,965)	(4,193)	(158,158)
Other operating expenses	(85,829)	(37,666)	(16,288)	(139,783)	(1,635)	(141,418)
Underwriting income (loss)	$34,422	$81,904	$8,807	125,133	(1,042)	124,091

Net investment income				72,458	532	72,990
Net realized gains				50,966	3,178	54,144
Net impairment losses recognized in earnings				(14,749)	—	(14,749)
Equity in net income of investment funds accounted for using the equity method				9,240	—	9,240
Other income (loss)				4,850	—	4,850
Other expenses				(15,279)	347	(14,932)
Interest expense				(14,334)	—	(14,334)
Net foreign exchange gains (losses)				(2,764)	470	(2,294)
Income before income taxes				215,521	3,485	219,006
Income tax expense				(7,289)	—	(7,289)
Net income				208,232	3,485	211,717
Dividends attributable to redeemable noncontrolling interests				—	(4,857)	(4,857)
Amounts attributable to noncontrolling interests				—	1,156	1,156
Net income available to Arch				208,232	(216)	208,016
Preferred dividends				(5,485)	—	(5,485)
Net income available to Arch common shareholders				$202,747	$(216)	$202,531

Underwriting Ratios
Loss ratio	61.4%	44.8%	30.4%	53.4%	63.1%	53.5%
Acquisition expense ratio (2)	15.0%	19.7%	22.6%	17.2%	32.3%	17.4%
Other operating expense ratio	16.9%	11.2%	32.0%	15.6%	12.6%	15.6%
Combined ratio	93.3%	75.7%	85.0%	86.2%	108.0%	86.5%

Goodwill and intangible assets	$24,498	$4,942	$89,281	$118,721	$—	$118,721

Total investable assets				$14,688,881	$1,114,719	$15,803,600
Total assets				21,210,197	1,363,318	22,573,515
Total liabilities				15,078,943	253,507	15,332,450
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2013
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$703,904	$318,898	$18,744	$1,040,738	$—	$1,040,738
Premiums ceded	(202,336)	(28,675)	—	(230,203)	—	(230,203)
Net premiums written	501,568	290,223	18,744	810,535	—	810,535
Change in unearned premiums	(42,912)	(2,731)	(6,076)	(51,719)	—	(51,719)
Net premiums earned	458,656	287,492	12,668	758,816	—	758,816
Other underwriting income	529	373	—	902	—	902
Losses and loss adjustment expenses	(291,192)	(125,283)	(2,178)	(418,653)	—	(418,653)
Acquisition expenses, net	(74,249)	(53,291)	(4,137)	(131,677)	—	(131,677)
Other operating expenses	(80,167)	(31,902)	(1,290)	(113,359)	—	(113,359)
Underwriting income	$13,577	$77,389	$5,063	96,029	—	96,029

Net investment income				68,369	—	68,369
Net realized gains				12,652	—	12,652
Net impairment losses recognized in earnings				(724)	—	(724)
Equity in net income of investment funds accounted for using the equity method				10,941	—	10,941
Other income (loss)				834	—	834
Other expenses				(14,049)	—	(14,049)
Interest expense				(5,852)	—	(5,852)
Net foreign exchange gains				13,811	—	13,811
Income before income taxes				182,011	—	182,011
Income tax expense				(5,071)	—	(5,071)
Net income				176,940	—	176,940
Dividends attributable to redeemable noncontrolling interests				—	—	—
Amounts attributable to noncontrolling interests				—	—	—
Net income available to Arch				176,940	—	176,940
Preferred dividends				(5,485)	—	(5,485)
Net income available to Arch common shareholders				$171,455	$—	$171,455

Underwriting Ratios
Loss ratio	63.5%	43.6%	17.2%	55.2%	—%	55.2%
Acquisition expense ratio (2)	16.1%	18.5%	32.7%	17.3%	—%	17.3%
Other operating expense ratio	17.5%	11.1%	10.2%	14.9%	—%	14.9%
Combined ratio	97.1%	73.2%	60.1%	87.4%	—%	87.4%

Goodwill and intangible assets	$20,888	$10,072	$—	$30,960	$—	$30,960

Total investable assets				$12,960,811	$—	$12,960,811
Total assets				18,917,683	—	18,917,683
Total liabilities				13,683,365	—	13,683,365
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,582,877	$866,894	$103,383	$2,552,070	$86,756	$2,566,897
Premiums ceded	(458,393)	(132,121)	(9,718)	(599,148)	(2,760)	(529,979)
Net premiums written	1,124,484	734,773	93,665	1,952,922	83,996	2,036,918
Change in unearned premiums	(139,271)	(57,798)	(4,067)	(201,136)	(68,850)	(269,986)
Net premiums earned	985,213	676,975	89,598	1,751,786	15,146	1,766,932
Other underwriting income	1,014	619	1,982	3,615	—	3,615
Losses and loss adjustment expenses	(598,296)	(289,961)	(23,951)	(912,208)	(9,550)	(921,758)
Acquisition expenses, net	(153,381)	(139,468)	(20,635)	(313,484)	(5,016)	(318,500)
Other operating expenses	(166,973)	(73,861)	(30,164)	(270,998)	(2,744)	(273,742)
Underwriting income (loss)	$67,577	$174,304	$16,830	258,711	(2,164)	256,547

Net investment income				139,451	533	139,984
Net realized gains				70,663	3,178	73,841
Net impairment losses recognized in earnings				(17,720)	—	(17,720)
Equity in net income of investment funds accounted for using the equity method				12,493	—	12,493
Other income (loss)				2,746	—	2,746
Other expenses				(26,078)	(2,329)	(28,407)
Interest expense				(28,738)	—	(28,738)
Net foreign exchange gains (losses)				(9,420)	563	(8,857)
Income before income taxes				402,108	(219)	401,889
Income tax expense				(11,027)	—	(11,027)
Net income (loss)				391,081	(219)	390,862
Dividends attributable to redeemable noncontrolling interests				—	(4,909)	(4,909)
Amounts attributable to noncontrolling interests				—	4,563	4,563
Net income available to Arch				391,081	(565)	390,516
Preferred dividends				(10,969)	—	(10,969)
Net income available to Arch common shareholders				$380,112	$(565)	$379,547

Underwriting Ratios
Loss ratio	60.7%	42.8%	26.7%	52.1%	63.1%	52.2%
Acquisition expense ratio (2)	15.5%	20.6%	23.0%	17.8%	33.1%	18.0%
Other operating expense ratio	16.9%	10.9%	33.7%	15.5%	18.1%	15.5%
Combined ratio	93.1%	74.3%	83.4%	85.4%	114.3%	85.7%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2013
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,392,721	$769,345	$44,502	$2,204,437	$—	$2,204,437
Premiums ceded	(386,603)	(56,654)	—	(441,126)	—	(441,126)
Net premiums written	1,006,118	712,691	44,502	1,763,311	—	1,763,311
Change in unearned premiums	(102,497)	(129,046)	(20,182)	(251,725)	—	(251,725)
Net premiums earned	903,621	583,645	24,320	1,511,586	—	1,511,586
Other underwriting income	1,054	386	—	1,440	—	1,440
Losses and loss adjustment expenses	(574,659)	(239,140)	(4,257)	(818,056)	—	(818,056)
Acquisition expenses, net	(145,007)	(106,434)	(7,828)	(259,269)	—	(259,269)
Other operating expenses	(156,482)	(64,099)	(2,693)	(223,274)	—	(223,274)
Underwriting income	$28,527	$174,358	$9,542	212,427	—	212,427

Net investment income				134,041	—	134,041
Net realized gains				70,992	—	70,992
Net impairment losses recognized in earnings				(2,970)	—	(2,970)
Equity in net income of investment funds accounted for using the equity method				24,764	—	24,764
Other income (loss)				2,078	—	2,078
Other expenses				(24,317)	—	(24,317)
Interest expense				(11,750)	—	(11,750)
Net foreign exchange gains				38,075	—	38,075
Income before income taxes				443,340	—	443,340
Income tax expense				(9,924)	—	(9,924)
Net income				433,416	—	433,416
Dividends attributable to redeemable noncontrolling interests				—	—	—
Amounts attributable to noncontrolling interests				—	—	—
Net income available to Arch				433,416	—	433,416
Preferred dividends				(10,969)	—	(10,969)
Net income available to Arch common shareholders				$422,447	$—	$422,447

Underwriting Ratios
Loss ratio	63.6%	41.0%	17.5%	54.1%	—%	54.1%
Acquisition expense ratio (2)	15.9%	18.2%	32.2%	17.1%	—%	17.1%
Other operating expense ratio	17.3%	11.0%	11.1%	14.8%	—%	14.8%
Combined ratio	96.8%	70.2%	60.8%	86.0%	—%	86.0%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    Investment Information

At June 30, 2014, total investable assets of $15.80 billion included $14.69 billion managed by the Company and $1.11 billion attributable to Watford.

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
June 30, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,906,484	$48,736	$(10,472)	$2,868,220	$(16)
Mortgage backed securities	1,138,385	25,925	(8,572)	1,121,032	(3,602)
Municipal bonds	1,413,131	33,549	(1,095)	1,380,677	—
Commercial mortgage backed securities	1,119,401	18,238	(6,051)	1,107,214	—
U.S. government and government agencies	1,435,974	5,137	(2,162)	1,432,999	(19)
Non-U.S. government securities	1,073,256	14,936	(5,399)	1,063,719	—
Asset backed securities	1,710,631	8,988	(6,740)	1,708,383	(47)
Total	10,797,262	155,509	(40,491)	10,682,244	(3,684)
Equity securities	608,820	100,476	(4,750)	513,094	—
Other investments	457,567	28,609	—	428,958	—
Short-term investments	981,359	902	(1,191)	981,648	—
Total	$12,845,008	$285,496	$(46,432)	$12,605,944	$(3,684)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,267,263	$35,289	$(35,537)	$2,267,511	$(16)
Mortgage backed securities	1,133,095	16,270	(22,209)	1,139,034	(9,269)
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090	(17)
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749	(199)
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272	(19)
Non-U.S. government securities	1,085,861	14,729	(19,363)	1,090,495	—
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356	(3,422)
Total	9,676,857	133,450	(127,100)	9,670,507	(12,942)
Equity securities	496,824	69,487	(5,938)	433,275	—
Other investments	498,310	28,082	(18,459)	488,687	—
Short-term investments	1,478,367	1,654	(871)	1,477,584	—
Total	$12,150,358	$232,673	$(152,368)	$12,070,053	$(12,942)
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

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2014, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $2.0 million, compared to a net unrealized gain of $6.0 million at December 31, 2013.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$546,004	$(3,596)	$238,526	$(6,876)	$784,530	$(10,472)
Mortgage backed securities	176,720	(1,893)	142,523	(6,679)	319,243	(8,572)
Municipal bonds	99,417	(290)	59,847	(805)	159,264	(1,095)
Commercial mortgage backed securities	163,092	(2,219)	95,877	(3,832)	258,969	(6,051)
U.S. government and government agencies	338,288	(1,783)	13,616	(379)	351,904	(2,162)
Non-U.S. government securities	361,383	(2,571)	69,218	(2,828)	430,601	(5,399)
Asset backed securities	362,407	(2,135)	215,752	(4,605)	578,159	(6,740)
Total	2,047,311	(14,487)	835,359	(26,004)	2,882,670	(40,491)
Equity securities	81,731	(4,750)	—	—	81,731	(4,750)
Other investments	—	—	—	—	—	—
Short-term investments	95,699	(1,191)	—	—	95,699	(1,191)
Total	$2,224,741	$(20,428)	$835,359	$(26,004)	$3,060,100	$(46,432)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,183,625	$(32,837)	$46,673	$(2,700)	$1,230,298	$(35,537)
Mortgage backed securities	778,693	(20,253)	43,634	(1,956)	822,327	(22,209)
Municipal bonds	589,009	(9,422)	6,092	(308)	595,101	(9,730)
Commercial mortgage backed securities	677,617	(15,110)	1,612	(114)	679,229	(15,224)
U.S. government and government agencies	1,144,809	(11,242)	—	—	1,144,809	(11,242)
Non-U.S. government securities	821,506	(15,776)	24,334	(3,587)	845,840	(19,363)
Asset backed securities	692,362	(10,431)	88,629	(3,364)	780,991	(13,795)
Total	5,887,621	(115,071)	210,974	(12,029)	6,098,595	(127,100)
Equity securities	76,563	(5,938)	—	—	76,563	(5,938)
Other investments	165,891	(15,775)	47,316	(2,684)	213,207	(18,459)
Short-term investments	28,170	(871)	—	—	28,170	(871)
Total	$6,158,245	$(137,655)	$258,290	$(14,713)	$6,416,535	$(152,368)
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

At June 30, 2014, on a lot level basis, approximately 1,070 security lots out of a total of approximately 4,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.0 million. At December 31, 2013, on a lot level basis, approximately 2,080 security lots out of a total of approximately 4,400 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.5 million.

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

	June 30, 2014		December 31, 2013
Maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$209,116	$203,646	$235,330	$232,652
Due after one year through five years	4,408,427	4,369,079	3,738,500	3,718,920
Due after five years through 10 years	1,958,624	1,924,301	1,966,536	1,979,510
Due after 10 years	252,678	248,589	196,305	198,286
	6,828,845	6,745,615	6,136,671	6,129,368
Mortgage backed securities	1,138,385	1,121,032	1,133,095	1,139,034
Commercial mortgage backed securities	1,119,401	1,107,214	1,074,497	1,075,749
Asset backed securities	1,710,631	1,708,383	1,332,594	1,326,356
Total	$10,797,262	$10,682,244	$9,676,857	$9,670,507

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $87.0 million and $86.6 million, respectively, at June 30, 2014, compared to $105.1 million and $105.9 million, respectively, at December 31, 2013. The fair value of the portfolio of collateral backing the Company’s securities lending program was $82.6 million at June 30, 2014, compared to $100.6 million at December 31, 2013. Such amounts included approximately $6.2 million of sub-prime securities at June 30, 2014, compared to $6.3 million at December 31, 2013. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

Other Investments

The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	June 30, 2014	December 31, 2013
Available for sale:
Asian and emerging markets	$292,772	$331,984
Investment grade fixed income	164,795	159,115
Other	—	7,211
Total available for sale	457,567	498,310
Fair value option:
Term loan investments (par value: $909,538 and $494,502)	953,649	512,076
Asian and emerging markets	25,321	14,054
Investment grade fixed income	81,737	75,062
Other (1)	310,829	172,088
Total fair value option	1,371,536	773,280
Total	$1,829,103	$1,271,590
_________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Fair Value Option

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	June 30, 2014	December 31, 2013
Fixed maturities	$438,048	$448,254
Other investments	1,371,536	773,280
Short-term investments	231,507	—
Investments accounted for using the fair value option	$2,041,091	$1,221,534

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturities	$65,869	$62,004	$128,318	$124,010
Term loan investments	6,908	6,026	12,577	10,243
Equity securities (dividends)	3,271	3,164	6,192	4,587
Short-term investments	107	364	512	756
Other (1)	9,099	4,734	13,819	11,033
Gross investment income	85,254	76,292	161,418	150,629
Investment expenses	(12,264)	(7,923)	(21,434)	(16,588)
Net investment income	$72,990	$68,369	$139,984	$134,041
_________________________________________________

(1)	Includes dividends on investment funds and other items.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Available for sale securities:
Gross gains on investment sales	$56,763	$68,853	$122,814	$135,873
Gross losses on investment sales	(33,028)	(54,783)	(73,041)	(79,839)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	10,984	(6,702)	9,341	(1,644)
Other investments	17,985	(9,502)	28,761	449
Equity securities	—	5	—	704
Derivative instruments (1)	12,402	15,646	(366)	15,268
Other (2)	(10,962)	(865)	(13,668)	181
Net realized gains (losses)	$54,144	$12,652	$73,841	$70,992
_________________________________________________

(1)	See Note 9 for information on the Company’s derivative instruments.

(2)	Includes accretion of contingent consideration liability amounts related to the acquisition of the CMG Entities (see Note 2 for further details).

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturities:
Mortgage backed securities	$—	$—	$—	$(15)
Corporate bonds	(664)	—	(664)	—
Asset backed securities	(5)	—	(11)	(20)
Total	(669)	—	(675)	(35)
Equity securities	(278)	(724)	(278)	(2,935)
Other investments	(13,802)	—	(16,767)	—
Net impairment losses recognized in earnings	$(14,749)	$(724)	$(17,720)	$(2,970)

A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in the 2014 periods is as follows:

•
Other investments — the Company utilized information received from fund managers and positive and negative evidence on the fund investment, including the business prospects, recent events, industry and market data and other factors. Net impairment losses for the 2014 second quarter primarily related to one fund investment which was in an unrealized loss position and where the Company determined that it did not intend to hold such investment for a reasonable period of time by which the fair value of the fund would increase and the Company would recover its cost. The cost basis of such fund was adjusted down accordingly. The remainder of the net impairment losses for the 2014 periods related to a fund investment which, due to its convex investment strategy, operates at a loss in absence of certain market stress events. The Company determined that the fair value of the fund investment was unlikely to increase based on the underlying strategy and the cost basis was adjusted down accordingly;

•
Corporate bonds — the Company reviewed the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for certain corporate bonds. The

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

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

The Company believes that the $3.7 million of OTTI included in accumulated other comprehensive income at June 30, 2014 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At June 30, 2014, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at start of period	$47,256	$61,956	$60,062	$62,001
Credit loss impairments recognized on securities not previously impaired	—	—	—	33
Credit loss impairments recognized on securities previously impaired	5	—	11	2
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(25,820)	(507)	(38,632)	(587)
Balance at end of period	$21,441	$61,449	$21,441	$61,449

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

	June 30, 2014	December 31, 2013
Assets used for collateral or guarantees:
Affiliated transactions	$4,352,540	$4,060,533
Third party agreements	943,551	856,890
Deposits with U.S. regulatory authorities	344,087	302,809
Deposits with non-U.S. regulatory authorities	—	6,546
Trust funds	81,942	75,264
Total restricted assets	$5,722,120	$5,302,042

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicate the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the pricing services at June 30, 2014.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $14.94 billion of financial assets and liabilities measured at fair value at June 30, 2014, approximately $635.5 million, or 4.3%, were priced using non-binding broker-dealer quotes. Of the $13.37 billion of financial assets and liabilities measured at fair value at December 31, 2013, approximately $601.9 million, or 4.5%, were priced using non-binding broker-dealer quotes.

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

Other investments. The fair values for certain of the Company’s other investments are determined using net asset values (“NAV”) as advised by external fund managers. The NAV is based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. Periodically, the Company performs a number of monitoring procedures in order to assess the quality of the NAVs, including regular review and discussion of each fund’s performance, regular evaluation of fund performance against applicable benchmarks and the backtesting of the NAVs against audited and interim financial statements. Other investments with liquidity terms allowing the Company to substantially redeem its holdings in a short time frame at the applicable NAV are reflected in Level 2. Other investments with redemption restrictions that prevent the Company from redeeming in the near term are classified in Level 3 of the valuation hierarchy. Other investments also include term loan investments for which fair values are estimated by using quoted prices of term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified as Level 2 securities.

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

Contingent consideration liability. The contingent consideration liability (included in ‘other liabilities’ in the consolidated balance sheets) resulted from the acquisition of the CMG Entities and is remeasured at fair value at each balance sheet date. Changes in fair value are recognized in ‘net realized gains (losses).’ To determine the fair value of the contingent consideration liability, the Company estimates future payments using an income approach based on modeled inputs which include a weighted average cost of capital. The Company determined that the contingent consideration liability would be included in Level 3 of the valuation hierarchy.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2014:

		Fair Value Measurement Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,906,484	$—	$2,906,484	$—
Mortgage backed securities	1,138,385	—	1,138,385	—
Municipal bonds	1,413,131	—	1,413,131	—
Commercial mortgage backed securities	1,119,401	—	1,119,401	—
U.S. government and government agencies	1,435,974	1,435,974	—	—
Non-U.S. government securities	1,073,256	—	1,073,256	—
Asset backed securities	1,710,631	—	1,710,631	—
Total	10,797,262	1,435,974	9,361,288	—

Equity securities	608,820	608,820	—	—
Other investments	457,567	—	354,354	103,213
Short-term investments	981,359	948,468	32,891	—

Fair value option:
Corporate bonds	343,607	—	343,607	—
Non-U.S. government bonds	60,268	—	60,268	—
Mortgage backed securities	16,807	—	16,807	—
Asset backed securities	17,366	—	17,366	—
Other investments	1,371,536	—	920,500	451,036
Short-term investments	231,507	231,507	—	—
Total	2,041,091	231,507	1,358,548	451,036
Total assets measured at fair value	$14,886,099	$3,224,769	$11,107,081	$554,249

Liabilities measured at fair value:
Contingent consideration liability	$53,099	$—	$—	$53,099
Total liabilities measured at fair value	$53,099	$—	$—	$53,099
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Assets				Liabilities
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Three Months Ended June 30, 2014
Balance at beginning of period	$—	$104,335	$419,146	$523,481	$43,156
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	(1,722)	16,136	14,414	9,943
Included in other comprehensive income	—	600	932	1,532	—
Purchases, issuances, sales and settlements
Purchases	—	—	66,615	66,615	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	(51,793)	(51,793)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$—	$103,213	$451,036	$554,249	$53,099

Three Months Ended June 30, 2013
Balance at beginning of period	$97,298	$185,934	$179,370	$462,602	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	3,187	—	(2,075)	1,112	—
Included in other comprehensive income	(1,363)	3,959	—	2,596	—
Purchases, issuances, sales and settlements
Purchases	—	—	118,916	118,916	—
Issuances	—	—	—	—	—
Sales	(96,655)	—	—	(96,655)	—
Settlements	(107)	—	(6,022)	(6,129)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$2,360	$189,893	$290,189	$482,442	$—
_________________________________________________

(1)
Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Gains or losses on the contingent consideration liability were included in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Assets				Liabilities
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Six Months Ended June 30, 2014
Balance at beginning of period	$2,045	$170,420	$377,525	$549,990	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	553	22,446	22,999	11,337
Included in other comprehensive income	—	(1,596)	932	(664)	—
Purchases, issuances, sales and settlements
Purchases	—	—	106,725	106,725	—
Issuances	—	—	—	—	41,762
Sales	(2,045)	(66,164)	—	(68,209)	—
Settlements	—	—	(56,592)	(56,592)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$—	$103,213	$451,036	$554,249	$53,099

Six Months Ended June 30, 2013
Balance at beginning of period	$98,404	$184,202	$195,350	$477,956	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,679	4,762	(1,702)	7,739	—
Included in other comprehensive income	(3,051)	5,871	—	2,820	—
Purchases, issuances, sales and settlements
Purchases	—	5,000	160,570	165,570	—
Issuances	—	—	—	—	—
Sales	(96,655)	—	—	(96,655)	—
Settlements	(1,017)	(9,942)	(64,029)	(74,988)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$2,360	$189,893	$290,189	$482,442	$—
_________________________________________________

(1)
Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Gains or losses on the contingent consideration liability were included in net realized gains (losses).

The amount of total gains for the 2014 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014 was $14.4 million, while the amount of total gains for the six months ended June 30, 2014 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014 was $17.8 million. The amount of total losses for the 2013 second quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013 was $2.2 million, while the amount of total gains for the six months ended June 30, 2013 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013 was $4.4 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At June 30, 2014, the senior notes of ACGL were carried at their cost of $300.0 million and had a fair value of $412.6 million while the senior notes of Arch-U.S. were carried at their cost of $500.0 million and had a fair value of $540.1 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2014 or December 31, 2013.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in ‘fixed maturities available for sale, at fair value.’

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value (1)
June 30, 2014
Futures contracts	$986	$(198)	$788	$783,914
Foreign currency forward contracts	856	(1,949)	(1,093)	279,559
TBAs	160,074	(149,782)	10,292	296,380
Other	1,100	(722)	378	504,709
Total	$163,016	$(152,651)	$10,365

December 31, 2013
Futures contracts	$461	$(110)	$351	$475,967
Foreign currency forward contracts	5,023	(3,090)	1,933	330,746
TBAs	33,455	(21,731)	11,724	56,160
Other	920	(1,541)	(621)	347,916
Total	$39,859	$(26,472)	$13,387
_________________________________________________

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company’s derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At June 30, 2014, asset derivatives and liability derivatives of $77.8 million and $36.5 million, respectively, were subject to a master netting agreement, compared to $28.0 million and $14.6 million, respectively, at December 31, 2013. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Six Months Ended
Derivatives not designated as	June 30,		June 30,
hedging instruments	2014	2013	2014	2013
Futures contracts	$15,185	$10,623	$5,323	$9,794
Foreign currency forward contracts	(1,811)	7,605	(4,068)	6,880
TBAs	(270)	(3,751)	(307)	(3,210)
Other	(702)	1,169	(1,314)	1,804
Total	$12,402	$15,646	$(366)	$15,268

10.           Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of June 30, 2014, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on June 30, 2019. In addition, the Company had access to secured letter of credit facilities of approximately $194.8 million as of June 30, 2014, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At June 30, 2014, the Company had $424.2 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $484.1 million, and had $100.0 million of borrowings outstanding under the Credit Agreement which are due on June 30, 2019. The Company was in compliance with all covenants contained in the LOC Facilities at June 30, 2014. As of June 30, 2014, Watford had a $200 million line of credit facility that expires on May 19, 2015. At June 30, 2014, Watford had $1.4 million in outstanding letters of credit under that credit facility. Watford was in compliance with all covenants contained in its credit facility at June 30, 2014.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $966.1 million at June 30, 2014.

11.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 2014. Since the inception of the share repurchase program, ACGL has repurchased approximately 109.9 million common shares for an aggregate purchase price of $2.79 billion. During the 2014 second quarter and six months ended June 30, 2014, ACGL did not repurchase any common shares. During the 2013 second quarter and six months ended June 30, 2013, ACGL repurchased 307,659 and 1,238,418 common shares, respectively, for an aggregate purchase price of $15.5 million and $56.5 million, respectively. At June 30, 2014, $712.1 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Share-Based Compensation

During the 2014 second quarter, the Company made a stock grant of 551,836 stock appreciation rights and stock options and 571,108 restricted shares and units to certain employees and directors with weighted average grant-date fair values of $15.23 and $57.25, respectively. During the 2013 second quarter, the Company made a stock grant of 516,859 stock appreciation rights and stock options and 544,075 restricted shares and units to certain employees and directors with weighted average grant-date fair values of $13.35 and $53.50, respectively. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. Such values are being amortized over the respective substantive vesting period. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date.
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

The Company’s income tax provision on income before income taxes resulted in an expense of 2.7% for the six months ended June 30, 2014, compared to an expense of 2.2% for the 2013 period. These rates include the tax effect of unusual or infrequent items representing 0.1% and 0.3% of the Company’s effective tax rate for the six months ended June 30, 2014 and the 2013 period, respectively. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $151.5 million at June 30, 2014, compared to $128.6 million at December 31, 2013. In addition, the Company paid $8.3 million in income taxes for the six months ended June 30, 2014, while the Company paid $4.8 million for the 2013 period.

13.            Other Comprehensive Income (Loss)

The following table presents details about amounts reclassified from accumulated other comprehensive income:

		Amounts Reclassed from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2014	2013	2014	2013

Unrealized appreciation on available-for-sale investments
	Net realized gains	$23,735	$14,634	$49,773	$59,001
	Other-than-temporary impairment losses	(14,749)	(724)	(17,720)	(2,972)
	Total before tax	8,986	13,910	32,053	56,029
	Income tax (expense) benefit	(701)	6	(2,519)	(3,412)
	Net of tax	$8,285	$13,916	$29,534	$52,617

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$115,150	$6,722	$108,428
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains included in net income	8,986	701	8,285
Foreign currency translation adjustments	10,021	—	10,021
Other comprehensive income (loss)	$116,185	$6,021	$110,164

Three Months Ended June 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(281,388)	$(21,826)	$(259,562)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains included in net income	13,910	(6)	13,916
Foreign currency translation adjustments	(5,407)	—	(5,407)
Other comprehensive income (loss)	$(300,705)	$(21,820)	$(278,885)

Six Months Ended June 30, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$190,550	$10,769	$179,781
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains included in net income	32,053	2,519	29,534
Foreign currency translation adjustments	8,672	—	8,672
Other comprehensive income (loss)	$167,169	$8,250	$158,919

Six Months Ended June 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(271,041)	$(20,950)	$(250,091)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(2)	—	(2)
Less reclassification of net realized gains included in net income	56,029	3,412	52,617
Foreign currency translation adjustments	(33,629)	—	(33,629)
Other comprehensive income (loss)	$(360,701)	$(24,362)	$(336,339)

14.            Guarantor Financial Information

The following tables present condensed financial information for ACGL, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a 100% owned subsidiary of ACGL, and ACGL’s other subsidiaries.

	June 30, 2014
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$2,561	$78,702	$15,081,872	$—	$15,163,135
Cash	4,715	7,746	913,982	—	926,443
Investments in subsidiaries	6,629,043	1,639,914	—	(8,268,957)	—
Due from subsidiaries and affiliates	636	—	411,687	(412,323)	—
Premiums receivable	—	—	1,477,354	(378,662)	1,098,692
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,634,614	(3,838,211)	1,796,403
Contractholder receivables	—	—	1,234,392	—	1,234,392
Prepaid reinsurance premiums	—	—	1,407,938	(977,724)	430,214
Deferred acquisition costs, net	—	—	399,385	—	399,385
Other assets	8,025	64,629	2,022,687	(570,490)	1,524,851
Total assets	$6,644,980	$1,790,991	$28,583,911	$(14,446,367)	$22,573,515

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,848,119	$(3,829,130)	$9,018,989
Unearned premiums	—	—	3,277,416	(977,724)	2,299,692
Reinsurance balances payable	—	—	804,239	(540,892)	263,347
Contractholder payables	—	—	1,234,392	—	1,234,392
Deposit accounting liabilities	—	—	715,369	(318,032)	397,337
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	4,954	1,189	406,180	(412,323)	—
Other liabilities	10,627	45,057	1,262,318	(99,309)	1,218,693
Total liabilities	415,581	546,246	20,548,033	(6,177,410)	15,332,450

Redeemable noncontrolling interests (1)	—	—	219,326	—	219,326

Shareholders’ Equity
Total shareholders’ equity available to Arch	6,229,399	1,244,745	7,024,212	(8,268,957)	6,229,399
Non-redeemable noncontrolling interests (1)	—	—	792,340	—	792,340
Total shareholders’ equity	6,229,399	1,244,745	7,816,552	(8,268,957)	7,021,739

Total liabilities, noncontrolling interests and shareholders’ equity	$6,644,980	$1,790,991	$28,583,911	$(14,446,367)	$22,573,515

(1)     See Note 4.

	December 31, 2013
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$2,530	$408,957	$13,200,247	$—	$13,611,734
Cash	3,223	509	430,325	—	434,057
Investments in subsidiaries	6,046,060	1,258,889	—	(7,304,949)	—
Due from subsidiaries and affiliates	2,251	—	405,110	(407,361)	—
Premiums receivable	—	—	1,085,369	(331,445)	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,645,156	(3,840,826)	1,804,330
Contractholder receivables	—	—	1,064,246	—	1,064,246
Prepaid reinsurance premiums	—	—	1,109,312	(780,969)	328,343
Deferred acquisition costs, net	—	—	342,314	—	342,314
Other assets	6,598	60,342	1,714,651	(554,445)	1,227,146
Total assets	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,625,766	$(3,801,070)	$8,824,696
Unearned premiums	—	—	2,677,334	(780,969)	1,896,365
Reinsurance balances payable	—	—	662,394	(466,227)	196,167
Contractholder payables	—	—	1,064,246	—	1,064,246
Deposit accounting liabilities	—	—	758,490	(337,193)	421,297
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	18	10,250	397,093	(407,361)	—
Other liabilities	13,148	33,206	691,699	(122,226)	615,827
Total liabilities	413,166	543,456	18,877,022	(5,915,046)	13,918,598

Redeemable noncontrolling interests	—	—	—	—	—

Shareholders’ Equity
Total shareholders’ equity available to Arch	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496
Non-redeemable noncontrolling interests	—	—	—	—	—
Total shareholders’ equity	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496

Total liabilities, noncontrolling interests and shareholders’ equity	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

	Three Months Ended June 30, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$907,152	$—	$907,152
Net investment income	—	—	80,380	(7,390)	72,990
Net realized gains	—	—	54,144	—	54,144
Net impairment losses recognized in earnings	—	—	(14,749)	—	(14,749)
Other underwriting income	—	—	2,033	—	2,033
Equity in net income of investment funds accounted for using the equity method	—	—	9,240	—	9,240
Other income (loss)	—	—	4,850	—	4,850
Total revenues	—	—	1,043,050	(7,390)	1,035,660

Expenses
Losses and loss adjustment expenses	—	—	485,518	—	485,518
Acquisition expenses	—	—	158,158	—	158,158
Other operating expenses	15,250	494	140,606	—	156,350
Interest expense	5,854	6,448	9,422	(7,390)	14,334
Net foreign exchange losses	—	—	1,054	1,240	2,294
Total expenses	21,104	6,942	794,758	(6,150)	816,654

Income (loss) before income taxes	(21,104)	(6,942)	248,292	(1,240)	219,006
Income tax benefit (expense)	—	3,294	(10,583)	—	(7,289)
Income (loss) before equity in net income of subsidiaries	(21,104)	(3,648)	237,709	(1,240)	211,717
Equity in net income of subsidiaries	229,120	9,334	—	(238,454)	—
Net income	208,016	5,686	237,709	(239,694)	211,717
Amounts attributable to noncontrolling interests (1)	—	—	(3,701)	—	(3,701)
Net income available to Arch	208,016	5,686	234,008	(239,694)	208,016
Preferred dividends	(5,485)	—	—	—	(5,485)
Net income available to Arch common shareholders	$202,531	$5,686	$234,008	$(239,694)	$202,531

Comprehensive income available to Arch	$318,180	$23,186	$335,348	$(358,534)	$318,180
(1)     See Note 4.

	Three Months Ended June 30, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$758,816	$—	$758,816
Net investment income	—	—	74,980	(6,611)	68,369
Net realized gains	—	—	12,652	—	12,652
Net impairment losses recognized in earnings	—	—	(724)	—	(724)
Other underwriting income	—	—	902	—	902
Equity in net income of investment funds accounted for using the equity method	—	—	10,941	—	10,941
Other income	—	—	834	—	834
Total revenues	—	—	858,401	(6,611)	851,790

Expenses
Losses and loss adjustment expenses	—	—	418,653	—	418,653
Acquisition expenses	—	—	131,677	—	131,677
Other operating expenses	13,691	773	112,944	—	127,408
Interest expense	5,843	5	6,615	(6,611)	5,852
Net foreign exchange (gains) losses	—	—	(15,882)	2,071	(13,811)
Total expenses	19,534	778	654,007	(4,540)	669,779

Income (loss) before income taxes	(19,534)	(778)	204,394	(2,071)	182,011
Income tax benefit (expense)	—	2,750	(7,821)	—	(5,071)
Income (loss) before equity in net income of subsidiaries	(19,534)	1,972	196,573	(2,071)	176,940
Equity in net income of subsidiaries	196,474	10,703	—	(207,177)	—
Net income	176,940	12,675	196,573	(209,248)	176,940
Amounts attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	176,940	12,675	196,573	(209,248)	176,940
Preferred dividends	(5,485)	—	—	—	(5,485)
Net income available to Arch common shareholders	$171,455	$12,675	$196,573	$(209,248)	$171,455

Comprehensive income available to Arch	$(101,945)	$(28,981)	$(84,383)	$113,364	$(101,945)

	Six Months Ended June 30, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$1,766,932	$—	$1,766,932
Net investment income	—	—	157,381	(17,397)	139,984
Net realized gains	—	—	73,841	—	73,841
Net impairment losses recognized in earnings	—	—	(17,720)	—	(17,720)
Other underwriting income	—	—	3,615	—	3,615
Equity in net income of investment funds accounted for using the equity method	—	—	12,493	—	12,493
Other income (loss)	—	—	2,746	—	2,746
Total revenues	—	—	1,999,288	(17,397)	1,981,891

Expenses
Losses and loss adjustment expenses	—	—	921,758	—	921,758
Acquisition expenses	—	—	318,500	—	318,500
Other operating expenses	25,557	1,471	275,121	—	302,149
Interest expense	11,707	12,962	21,466	(17,397)	28,738
Net foreign exchange losses	—	—	6,795	2,062	8,857
Total expenses	37,264	14,433	1,543,640	(15,335)	1,580,002

Income (loss) before income taxes	(37,264)	(14,433)	455,648	(2,062)	401,889
Income tax benefit (expense)	—	6,082	(17,109)	—	(11,027)
Income (loss) before equity in net income of subsidiaries	(37,264)	(8,351)	438,539	(2,062)	390,862
Equity in net income of subsidiaries	427,780	31,486	—	(459,266)	—
Net income	390,516	23,135	438,539	(461,328)	390,862
Amounts attributable to noncontrolling interests (1)	—	—	(346)	—	(346)
Net income available to Arch	390,516	23,135	438,193	(461,328)	390,516
Preferred dividends	(10,969)	—	—	—	(10,969)
Net income available to Arch common shareholders	$379,547	$23,135	$438,193	$(461,328)	$379,547

Comprehensive income available to Arch	$549,435	$40,406	$587,467	$(627,873)	$549,435

(1)     See Note 4.

	Six Months Ended June 30, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$1,511,586	$—	$1,511,586
Net investment income	—	—	147,302	(13,261)	134,041
Net realized gains	—	—	70,992	—	70,992
Net impairment losses recognized in earnings	—	—	(2,970)	—	(2,970)
Other underwriting income	—	—	1,440	—	1,440
Equity in net income of investment funds accounted for using the equity method	—	—	24,764	—	24,764
Other income	—	—	2,078	—	2,078
Total revenues	—	—	1,755,192	(13,261)	1,741,931

Expenses
Losses and loss adjustment expenses	—	—	818,056	—	818,056
Acquisition expenses	—	—	259,269	—	259,269
Other operating expenses	23,633	1,550	222,408	—	247,591
Interest expense	11,663	8	13,340	(13,261)	11,750
Net foreign exchange (gains) losses	—	—	(28,654)	(9,421)	(38,075)
Total expenses	35,296	1,558	1,284,419	(22,682)	1,298,591

Income (loss) before income taxes	(35,296)	(1,558)	470,773	9,421	443,340
Income tax benefit (expense)	—	2,985	(12,909)	—	(9,924)
Income (loss) before equity in net income of subsidiaries	(35,296)	1,427	457,864	9,421	433,416
Equity in net income of subsidiaries	468,712	29,185	—	(497,897)	—
Net income	433,416	30,612	457,864	(488,476)	433,416
Amounts attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	433,416	30,612	457,864	(488,476)	433,416
Preferred dividends	(10,969)	—	—	—	(10,969)
Net income available to Arch common shareholders	$422,447	$30,612	$457,864	$(488,476)	$422,447

Comprehensive income available to Arch	$97,077	$(22,829)	$130,946	$(108,117)	$97,077

	Six Months Ended June 30, 2014
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By Operating Activities	$10,099	$424	$474,565	$(32,025)	$453,063
Investing Activities
Purchases of fixed maturity investments	—	(78,509)	(14,233,239)	—	(14,311,748)
Purchases of equity securities	—	—	(174,687)	—	(174,687)
Purchases of other investments	—	—	(1,022,987)	—	(1,022,987)
Proceeds from the sales of fixed maturity investments	—	—	13,204,854	—	13,204,854
Proceeds from the sales of equity securities	—	—	98,687	—	98,687
Proceeds from the sales of other investments	—	—	618,707	—	618,707
Proceeds from redemptions and maturities of fixed maturity investments	—	—	432,040	—	432,040
Net (purchases) sales of short-term investments	(31)	408,779	21,556	—	430,304
Change in investment of securities lending collateral	—	—	18,701	—	18,701
Contributions to subsidiaries	—	(313,207)	(100,000)	413,207	—
Intercompany loans issued	—	—	10,250	(10,250)	—
Purchase of business, net of cash acquired	—	—	(235,578)	—	(235,578)
Purchases of furniture, equipment and other assets	(128)	—	(10,232)	—	(10,360)
Net Cash Provided By (Used For) Investing Activities	(159)	17,063	(1,371,928)	402,957	(952,067)
Financing Activities
Purchases of common shares under share repurchase program	—	—	—	—	—
Proceeds from common shares issued, net	2,521	—	413,207	(413,207)	2,521
Repayments of intercompany borrowings	—	(10,250)	—	10,250	—
Change in securities lending collateral	—	—	(18,701)	—	(18,701)
Third party investment in non-redeemable noncontrolling interests (1)	—	—	796,903	—	796,903
Third party investment in redeemable noncontrolling interests (1)	—	—	219,233	—	219,233
Dividends paid to redeemable noncontrolling interests (1)	—	—	(4,816)	—	(4,816)
Dividends paid to parent	—	—	(32,025)	32,025	—
Other	—	—	4,706	—	4,706
Preferred dividends paid	(10,969)	—	—	—	(10,969)
Net Cash Provided By (Used For) Financing Activities	(8,448)	(10,250)	1,378,507	(370,932)	988,877
Effects of exchange rates changes on foreign currency cash	—	—	2,513	—	2,513
Increase in cash	1,492	7,237	483,657	—	492,386
Cash beginning of year	3,223	509	430,325	—	434,057
Cash end of period	$4,715	$7,746	$913,982	$—	$926,443

(1)     See Note 4.

	Six Months Ended June 30, 2013
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$69,021	$(534)	$412,867	$(93,000)	$388,354
Investing Activities
Purchases of fixed maturity investments	—	—	(8,599,697)	—	(8,599,697)
Purchases of equity securities	—	—	(272,323)	—	(272,323)
Purchases of other investments	—	—	(648,915)	—	(648,915)
Proceeds from the sales of fixed maturity investments	—	—	8,468,641	—	8,468,641
Proceeds from the sales of equity securities	—	—	194,212	—	194,212
Proceeds from the sales of other investments	—	—	506,434	—	506,434
Proceeds from redemptions and maturities of fixed maturity investments	—	—	424,953	—	424,953
Net (purchases) sales of short-term investments	(3,028)	996	(373,114)	—	(375,146)
Change in investment of securities lending collateral	—	—	3,221	—	3,221
Contributions to subsidiaries	—	(10,250)	(250)	10,500	—
Intercompany loans issued	—	—	(10,250)	10,250	—
Purchases of furniture, equipment and other assets	(131)	—	(6,961)	—	(7,092)
Net Cash Provided By (Used For) Investing Activities	(3,159)	(9,254)	(314,049)	20,750	(305,712)
Financing Activities
Purchases of common shares under share repurchase program	(56,463)	—	—	—	(56,463)
Proceeds from common shares issued, net	(517)	—	10,500	(10,500)	(517)
Proceeds from intercompany borrowings	—	10,250	—	(10,250)	—
Change in securities lending collateral	—	—	(3,221)	—	(3,221)
Dividends paid to parent	—	—	(93,000)	93,000	—
Other	—	—	5,042	—	5,042
Preferred dividends paid	(10,969)	—	—	—	(10,969)
Net Cash Provided By (Used For) Financing Activities	(67,949)	10,250	(80,679)	72,250	(66,128)
Effects of exchange rates changes on foreign currency cash	—	—	(12,436)	—	(12,436)
Increase (decrease) in cash	(2,087)	462	5,703	—	4,078
Cash beginning of year	6,417	612	364,012	—	371,041
Cash end of period	$4,330	$1,074	$369,715	$—	$375,119

15.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2014, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $7.13 billion in capital at June 30, 2014 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis.

Current Outlook

Our insurance group continued to obtain rate increases above loss cost trends in the primary insurance markets during the 2014 second quarter, although slightly below the levels observed in the 2014 first quarter. Our insurance group continues to see its best opportunities in some sectors of the excess and surplus market and in its binding authority and program businesses. In our reinsurance business, we see a continued softening of terms and conditions with property catastrophe business remaining under pressure due to the alternative capacity in the market. Also, cedents continue to request additional ceding commissions on quota share contracts and reinsurance buyers continue to shift business to excess of loss treaties. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and focusing more on short-tail business.

On January 30, 2014, the Company acquired CMG Mortgage Insurance Company and its affiliated mortgage insurance companies (together, “CMG Entities”) and the mortgage insurance platform and related assets from PMI Mortgage Insurance Co. (“PMI”). CMG Mortgage Insurance Company (subsequently renamed Arch Mortgage Insurance Company), is the leading provider of mortgage insurance products and services to credit unions in the U.S. Prior to the acquisition, CMG Mortgage Insurance Company had been approved as an eligible mortgage insurer by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (each a government sponsored enterprise or “GSE”) solely for credit union customers. As part of the transaction, Arch Mortgage Insurance Company (“Arch MI U.S.”) has been approved as an eligible mortgage insurer by the GSEs. Arch MI U.S. will continue to serve its existing credit union customers and, at the same time, has made substantial progress in building out its sales force to serve banks and other mortgage originators.

In late March 2014, Watford Re Ltd., a newly-formed multi-line Bermuda reinsurance company, was launched with over $1.1 billion of initial capital. We invested $100.0 million in Watford Holdings Ltd., Watford Re Ltd.’s parent (combined with Watford Re Ltd., “Watford”) to acquire approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Arch Underwriters Ltd., our subsidiary, acts as Watford’s reinsurance manager, and Highbridge Principal Strategies, LLC, a subsidiary of JPMorgan Chase & Co., manages Watford’s investment assets, each under a long term services agreement. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford. In addition, Marc Grandisson, Chairman and CEO of Arch Worldwide Reinsurance and Mortgage Groups, and Nicolas Papadopoulo, CEO Reinsurance Group, were appointed to the board of directors of Watford.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2014, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $674 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $623 million and $426 million, respectively. Based on in-force exposure estimated as of April 1, 2014, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $705 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $624 million and $488 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of July 1, 2014, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 50% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

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

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $43.73 at June 30, 2014, compared to $41.52 at March 31, 2014 and $36.80 at June 30, 2013. The 5.3% increase in the 2014 second quarter and 18.8% increase for the trailing twelve months were driven by underwriting and investment returns.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 11.2% for the 2014 second quarter, compared to 10.9% for the 2013 second quarter, and 11.6% for the six months ended June 30, 2014, compared to 12.0% for the 2013 period. The higher level of Operating ROAE for the 2014 second quarter primarily resulted from a higher level of underwriting income, reflecting a lower level of catastrophic activity and improved margins in our insurance group. Operating ROAE for the 2014 periods also reflected a higher level of average common shareholders’ equity compared to the 2013 periods. Our Operating ROAE also reflects the impact of new initiatives, such as our U.S. mortgage business, which required an upfront capital commitment but will take time to contribute significantly to our returns.

Total Return on Investments

Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, excluding amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.

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

At June 30, 2014, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.36 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of investments managed by Arch compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2014 second quarter	1.80%	1.73%
2013 second quarter	(1.59)%	(1.43)%

Six Months Ended June 30, 2014	2.84%	3.08%
Six Months Ended June 30, 2013	(1.11)%	(0.97)%

Total return for the 2014 periods primarily resulted from our fixed income portfolio, which makes up over three quarters of our portfolio, augmented by higher returns from our equity and alternative strategies. Excluding foreign exchange, total return was 1.63% for the 2014 second quarter, compared to (1.56)% for the 2013 second quarter, and 2.67% for the six months ended June 30, 2014, compared to (0.57)% for the 2013 period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to Arch common shareholders to net income available to Arch common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
After-tax operating income available to Arch common shareholders	$160,669	$135,021	$325,073	$293,769
Net realized gains, net of tax	50,267	13,779	68,540	68,702
Net impairment losses recognized in earnings, net of tax	(14,749)	(724)	(17,720)	(2,970)
Equity in net income of investment funds accounted for using the equity method, net of tax	9,054	10,941	12,218	24,764
Net foreign exchange (losses) gains, net of tax	(2,710)	12,438	(8,564)	38,182
Net income available to Arch common shareholders	$202,531	$171,455	$379,547	$422,447

Segment Information

During the 2014 first quarter, to reflect activity during the period as described below, we changed our segment structure and added two new segments (mortgage and ‘other’). We now classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chairman, President and Chief Executive Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.

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

The mortgage segment was formed in the 2014 first quarter and consists of our mortgage insurance and reinsurance business, including Arch MI U.S. The mortgage segment also provides reinsurance on both a proportional and non-proportional basis globally, direct mortgage insurance in Europe and various risk-sharing products to government sponsored entities and mortgage lenders.

The ‘other’ segment includes the results of Watford, which is a multi-line Bermuda reinsurance company launched in late March 2014. Watford has its own management and board of directors that is responsible for the overall profitability of its results. We are required to consolidate the results of Watford in our financial statements. The portion of Watford’s earnings attributable to third party investors is recorded in the consolidated statements of income as ‘amounts attributable to noncontrolling interests.’ For the ‘other’ segment, performance is measured based on net income or loss.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Gross premiums written	$852,231	$703,904	21.1	$1,582,877	$1,392,721	13.7
Premiums ceded	(273,349)	(202,336)		(458,393)	(386,603)
Net premiums written	578,882	501,568	15.4	1,124,484	1,006,118	11.8
Change in unearned premiums	(71,170)	(42,912)		(139,271)	(102,497)
Net premiums earned	507,712	458,656	10.7	985,213	903,621	9.0
Other underwriting income	514	529		1,014	1,054
Losses and loss adjustment expenses	(311,526)	(291,192)		(598,296)	(574,659)
Acquisition expenses, net	(76,449)	(74,249)		(153,381)	(145,007)
Other operating expenses	(85,829)	(80,167)		(166,973)	(156,482)
Underwriting income	$34,422	$13,577	153.5	$67,577	$28,527	136.9

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	61.4%	63.5%	(2.1)	60.7%	63.6%	(2.9)
Acquisition expense ratio (1)	15.0%	16.1%	(1.1)	15.5%	15.9%	(0.4)
Other operating expense ratio	16.9%	17.5%	(0.6)	16.9%	17.3%	(0.4)
Combined ratio	93.3%	97.1%	(3.8)	93.1%	96.8%	(3.7)
_________________________________________________
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

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$126,722	22	$116,453	23	$248,962	22	$212,255	21
Professional lines	114,411	20	120,243	24	237,319	21	246,015	24
Construction and national accounts	79,171	14	69,060	14	174,668	16	156,388	16
Property, energy, marine and aviation	84,530	14	81,675	16	147,286	13	165,286	16
Excess and surplus casualty	58,789	10	32,467	7	102,729	9	56,262	6
Travel, accident and health	34,393	6	21,933	4	75,231	7	49,910	5
Lenders products	24,909	4	29,368	6	46,915	4	55,754	6
Other	55,957	10	30,369	6	91,374	8	64,248	6
Total	$578,882	100	$501,568	100	$1,124,484	100	$1,006,118	100

2014 Second Quarter versus 2013 Second Quarter. Gross premiums written by the insurance segment in the 2014 second quarter were 21.1% higher than in the 2013 second quarter, while net premiums written were 15.4% higher than in the 2013 second quarter. The differential in gross versus net premiums written primarily resulted from growth in alternative markets business which is subject to a high level of cessions, primarily to captives. The growth in net premiums written primarily resulted from increases in: alternative markets; excess and surplus casualty; travel, accident and health; and construction and national accounts. Such amounts were partially offset by a reduction in professional lines. The increase in alternative markets reflected new accounts written in the quarter resulting from a renewal rights agreement, while the growth in excess and surplus casualty primarily resulted from contract binding business along with rate increases. Growth in travel, accident and health primarily resulted from expansion in existing and new distribution channels while the increase in construction and national accounts primarily resulted from growth in existing accounts and rate increases. The decrease in professional lines was primarily due to a continued strategic reduction in exposure to international business.

Six Months Ended June 30, 2014 versus 2013. Gross premiums written by the insurance segment for the six months ended June 30, 2014 were 13.7% higher than in the 2013 period, while net premiums written were 11.8% higher than in the 2013 period. The differential in gross versus net premiums written primarily resulted from growth in alternative markets business which is subject to a high level of cessions, primarily to captives, and reflects increases in lines such as programs and contract binding (which was launched in early 2013), both of which are retained at a high level. The growth in net premiums written primarily resulted from increases in: excess and surplus casualty; programs; alternative markets; travel, accident and health; and construction and national accounts. Such amounts were partially offset by reductions in professional lines, property and marine lines. The growth in excess and surplus casualty primarily resulted from contract binding business along with rate increases. The increase in program business resulted from new business, underlying exposure growth and rate strengthening within existing programs while the increase in alternative markets reflected new accounts written in the quarter resulting from a renewal rights agreement. Growth in travel, accident and health primarily resulted from expansion in existing and new distribution channels while the increase in construction and national accounts primarily resulted from growth in existing accounts and rate increases. The decrease in professional lines was primarily due to a continued strategic reduction in exposure to international business while the reduction in property lines reflected reductions in U.S. property and marine business in response to current market conditions.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$114,043	22	$95,472	21	$223,224	23	$181,552	20
Professional lines	116,031	23	124,379	27	228,775	23	250,197	28
Construction and national accounts	72,064	14	61,193	13	141,053	14	118,075	13
Property, energy, marine and aviation	66,221	13	71,978	16	127,810	13	149,983	17
Excess and surplus casualty	43,600	9	25,585	6	82,707	8	51,408	6
Travel, accident and health	30,645	6	25,850	6	58,710	6	46,085	5
Lenders products	22,763	5	25,104	5	46,595	5	49,904	5
Other	42,345	8	29,095	6	76,339	8	56,417	6
Total	$507,712	100	$458,656	100	$985,213	100	$903,621	100

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2014 second quarter were 10.7% higher than in the 2013 second quarter and 9.0% higher for the six months ended June 30, 2014 than in the 2013 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current year	65.2%	67.0%	64.2%	65.9%
Prior period reserve development	(3.8)%	(3.5)%	(3.5)%	(2.3)%
Loss ratio	61.4%	63.5%	60.7%	63.6%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio in the 2014 second quarter was 1.8 points lower than in the 2013 second quarter and 1.7 points lower for the six months ended June 30, 2014 than in the 2013 period. The 2014 second quarter loss ratio reflected 0.7 points of current year catastrophic activity, compared to 1.5 points in the 2013 second quarter. The loss ratio for the six months ended June 30, 2014 reflected 0.6 points of current year catastrophic activity, compared to 0.7 points for the 2013 period. The loss ratios for the 2014 periods also reflected the impact of rate improvement on net premiums earned over the previous five quarters and changes in the mix of business.

Prior Period Reserve Development.

2014 Second Quarter: The insurance segment’s net favorable development of $19.4 million, or 3.8 points, consisted of $26.2 million of net favorable development in short-tailed lines and $6.8 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2010 and 2013 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2013 named catastrophic events was favorable by $4.4 million in the quarter. Net adverse development in medium-tailed and long-tailed lines reflected increases in construction reserves of $12.6 million, primarily resulting from higher reported losses in the 2011 to 2013 accident years, and net increases in professional lines of $2.6 million, reflecting adverse development in international professional liability from recent accident years and favorable development in healthcare business across most accident years. In addition, the insurance segment results reflected favorable development in marine business of $6.0 million and surety business of $2.0 million.

2013 Second Quarter: The insurance segment’s net favorable development of $16.0 million, or 3.5 points, consisted of $11.7 million of net favorable development in short-tailed lines and $4.3 million of net favorable development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2008 to 2011 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $7.2 million in the quarter. Net favorable development in medium-tailed and long-tailed lines reflected a reduction of $8.2 million in marine reserves, $3.1 million of favorable development in healthcare reserves and $2.0 million in national accounts, all spread across various accident years. Such amounts were partially offset by a net increase of $4.1 million in reserves for professional lines, primarily from a small number of claims in the 2006 accident year, and $5.8 million in casualty reserves, primarily from the 2012 accident year on certain Canadian captive business which was non-renewed.

Six Months Ended June 30, 2014: The insurance segment’s net favorable development of $35.0 million, or 3.5 points, consisted of $40.6 million of net favorable development in short-tailed lines and $5.6 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2008 and 2012 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2013 named catastrophic events was favorable by $6.2 million for the 2014 period. Net adverse development in medium-tailed and long-tailed lines reflected increases in construction reserves of $14.0 million and in program reserves of $13.7 million, both reflecting higher reported losses in the 2011 to 2013 accident years. In addition, the insurance segment results reflected favorable development in professional lines, reflecting favorable development in healthcare business across most accident years and other professional lines from earlier accident years, and in marine business.

Six Months Ended June 30, 2013: The insurance segment’s net favorable development of $21.0 million, or 2.3 points, consisted of $27.8 million of net favorable development in short-tailed lines, partially offset by $6.8 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2009 to 2011 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $8.6 million in the period. Net adverse development in medium-tailed and long-tailed lines included an increase of $10.4 million in casualty reserves, primarily related to claims from the two most recent accident years on certain Canadian accounts which have been non-renewed, a net increase of $7.9 million in reserves for professional lines, primarily from a small number of claims in the 2006 accident year. Such amounts were partially offset by favorable development of $7.5 million in healthcare reserves, $4.5 million in marine, and $4.2 million in national accounts, all spread across various accident years.

Underwriting Expenses.

2014 Second Quarter versus 2013 Second Quarter: The insurance segment’s underwriting expense ratio was 31.9% in the 2014 second quarter, compared to 33.6% in the 2013 second quarter. The acquisition expense ratio was 15.0% in the 2014 second quarter, compared to 16.1% in the 2013 second quarter. The comparison of the 2014 second quarter and 2013 second quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The 2014 second quarter ratio was disproportionately impacted by ceding commissions on the alternative markets business noted above. In addition, the acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the 2014 second quarter ratio by 0.6 points, compared to 0.5 points in the 2013 second quarter. The other operating expense ratio was 16.9% for the 2014 second quarter, compared to 17.5% for the 2013 second quarter, with the improvement mainly due to the higher level of net premiums earned.

Six Months Ended June 30, 2014 versus 2013: The insurance segment’s underwriting expense ratio was 32.4% for the six months ended June 30, 2014, compared to 33.2% in the 2013 period. The acquisition expense ratio was 15.5% for the six months ended June 30, 2014, compared to 15.9% in the 2013 period. The acquisition expense ratio was impacted by ceding commissions on the alternative markets business noted above and from changes in development of prior year loss reserves which increased the ratio by 0.8 points for the six months ended June 30, 2014, compared to 0.2 points in the 2013 period. The other operating expense ratio was 16.9% for the six months ended June 30, 2014, compared to 17.3% for the 2013 period, with the improvement mainly due to the higher level of net premiums earned.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Gross premiums written	$349,841	$318,898	9.7	$866,894	$769,345	12.7
Premiums ceded	(58,994)	(28,675)		(132,121)	(56,654)
Net premiums written	290,847	290,223	0.2	734,773	712,691	3.1
Change in unearned premiums	44,780	(2,731)		(57,798)	(129,046)
Net premiums earned	335,627	287,492	16.7	676,975	583,645	16.0
Other underwriting income	303	373		619	386
Losses and loss adjustment expenses	(150,325)	(125,283)		(289,961)	(239,140)
Acquisition expenses, net	(66,035)	(53,291)		(139,468)	(106,434)
Other operating expenses	(37,666)	(31,902)		(73,861)	(64,099)
Underwriting income	$81,904	$77,389	5.8	$174,304	$174,358	—

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	44.8%	43.6%	1.2	42.8%	41.0%	1.8
Acquisition expense ratio	19.7%	18.5%	1.2	20.6%	18.2%	2.4
Other operating expense ratio	11.2%	11.1%	0.1	10.9%	11.0%	(0.1)
Combined ratio	75.7%	73.2%	2.5	74.3%	70.2%	4.1

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

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty	$105,721	36	$61,480	21	$253,330	34	$192,817	27
Casualty	67,823	23	51,502	18	194,536	27	148,747	21
Property excluding property catastrophe	54,887	19	62,938	22	150,014	20	151,998	21
Property catastrophe	53,986	19	99,874	34	106,498	15	177,016	25
Marine and aviation	6,880	2	14,319	5	23,791	3	37,461	5
Other	1,550	1	110	—	6,604	1	4,652	1
Total	$290,847	100	$290,223	100	$734,773	100	$712,691	100

Pro rata	$123,663	43	$96,361	33	$297,860	41	$258,454	36
Excess of loss	167,184	57	193,862	67	436,913	59	454,237	64
Total	$290,847	100	$290,223	100	$734,773	100	$712,691	100

2014 Second Quarter versus 2013 Second Quarter. Gross premiums written by the reinsurance segment in the 2014 second quarter were 9.7% higher than in the 2013 second quarter, while net premiums written were 0.2% higher than in the 2013 second quarter. The differential in gross versus net premiums written reflects the cession of premiums to the ‘other’ segment (Watford) in the 2014 second quarter and a higher level of other retrocessions than in the 2013 second quarter. The growth in net premiums written reflected increases in other specialty and casualty lines, partially offset by reductions in property catastrophe, property excluding property catastrophe and marine lines. Growth in other specialty premiums primarily reflected a higher level of accident and health business while the increase in casualty premiums reflected new international excess motor business as well as quota shares of U.S. professional liability business which were written after June 30, 2013. The reduction in property lines reflected market conditions, selected non-renewals and a higher usage of retrocessional coverage.

Six Months Ended June 30, 2014 versus 2013. Gross premiums written by the reinsurance segment for the six months ended June 30, 2014 were 12.7% higher than in the 2013 period, while net premiums written were 3.1% higher than in the 2013 period. The differential in gross versus net premiums written reflects the cession of premiums to the ‘other’ segment (Watford) for the six months ended June 30, 2014 and a higher amount of retrocessional usage than in the 2013 period. The growth in net premiums written reflected increases in other specialty and casualty lines, partially offset by reductions in property catastrophe and marine lines. Growth in other specialty premiums primarily reflected a higher level of accident and health business while the increase in casualty premiums reflected new international excess motor business as well as quota shares of U.S. professional liability business which were written after June 30, 2013. The reduction in property lines reflected market conditions, selected non-renewals and a higher usage of retrocessional coverage.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty	$118,504	35	$79,508	28	$233,442	35	$169,101	29
Casualty	90,176	27	54,922	19	168,922	25	109,927	19
Property excluding property catastrophe	69,172	21	66,980	23	144,546	21	131,882	22
Property catastrophe	39,870	12	63,332	22	89,664	13	127,565	22
Marine and aviation	15,259	4	20,392	7	34,154	5	40,496	7
Other	2,646	1	2,358	1	6,247	1	4,674	1
Total	$335,627	100	$287,492	100	$676,975	100	$583,645	100

Pro rata	$178,344	53	$128,957	45	$365,781	54	$271,486	47
Excess of loss	157,283	47	158,535	55	311,194	46	312,159	53
Total	$335,627	100	$287,492	100	$676,975	100	$583,645	100

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned for the 2014 second quarter were 16.7% higher than in the 2013 second quarter and 16.0% higher for the six months ended June 30, 2014 than in the 2013 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current year	65.4%	62.2%	63.4%	58.6%
Prior period reserve development	(20.6)%	(18.6)%	(20.6)%	(17.6)%
Loss ratio	44.8%	43.6%	42.8%	41.0%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio in the 2014 second quarter was 3.2 points higher than in the 2013 second quarter and 4.8 points higher for the six months ended June 30, 2014 than in the 2013 period. The 2014 second quarter loss ratio reflected 4.1 points of current year catastrophic activity, compared to 11.6 points in the 2013 second quarter. The loss ratio for the six months ended June 30, 2014 reflected 2.5 points of current year catastrophic activity, compared to 7.6 points for the 2013 period. The current year loss ratio for the 2014 second quarter and six months ended June 30, 2014 also reflects changes in the mix of business earned due, in part, to a lower contribution from property catastrophe business. The balance of the increase in the current year loss ratio for the 2014 second quarter and six months ended June 30, 2014 primarily resulted from changes in the mix of net premiums earned, including a lower contribution from property catastrophe business, and also reflected a higher level of non-catastrophic large loss activity.

Prior Period Reserve Development.

2014 Second Quarter: The reinsurance segment’s net favorable development of $69.1 million, or 20.6 points, consisted of $37.2 million from short-tailed lines and $31.9 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $29.4 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2012 and 2013 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development from the 2005 to 2013 named catastrophic events of $11.0 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $24.7 million, primarily from the 2003 to 2007 underwriting years based on varying levels of reported and paid claims activity, and a reduction of $4.3 million in marine and aviation reserves, across all underwriting years.

2013 Second Quarter: The reinsurance segment’s net favorable development of $53.5 million, or 18.6 points, consisted of $30.6 million from long-tailed and medium-tailed lines and $22.9 million from short-tailed lines. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2006 underwriting years based on varying levels of reported and paid claims activity. Favorable development in short-tailed lines included $23.8 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years. Contained within this release was favorable development from the 2005 to 2012 named catastrophic events of $7.2 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period.

Six Months Ended June 30, 2014: The reinsurance segment’s net favorable development of $139.5 million, or 20.6 points, consisted of $88.4 million from short-tailed lines and $51.1 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $67.9 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2013 underwriting years. Contained within this release was favorable development from the 2005 to 2013 named catastrophic events of $9.4 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $40.1 million, primarily from the 2003 to 2007 underwriting years based on varying levels of reported and paid claims activity, and a reduction of $8.6 million in marine and aviation reserves, across all underwriting years.

Six Months Ended June 30, 2013: The reinsurance segment’s net favorable development of $102.9 million, or 17.6 points, consisted of $58.0 million of net favorable development in short-tailed lines and $44.9 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $69.0 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years. Contained within this release was favorable development from the 2005 to 2012 named catastrophic events of $19.2 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Such amounts were partially offset by an increase in estimates for U.S. crop hail losses of $10.1 million. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2006 underwriting years based on varying levels of reported and paid claims activity, while favorable development in medium-tailed lines was across most underwriting years.

Underwriting Expenses.

2014 Second Quarter versus 2013 Second Quarter: The underwriting expense ratio for the reinsurance segment was 30.9% in the 2014 second quarter, compared to 29.6% in the 2013 second quarter. The acquisition expense ratio for the 2014 second quarter was 19.7%, compared to 18.5% for the 2013 second quarter. The acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the 2014 second quarter acquisition expense ratio by 0.4 points, compared to a 0.6 point reduction in the 2013 second quarter. In addition, the comparison of the acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The operating expense ratio for the 2014 second quarter was 11.2%, compared to 11.1% in the 2013 second quarter.

Six Months Ended June 30, 2014 versus 2013: The underwriting expense ratio for the reinsurance segment was 31.5% for the six months ended June 30, 2014, compared to 29.2% in the 2013 period. The acquisition expense ratio was 20.6% for the six months ended June 30, 2014, compared to 18.2% in the 2013 period. The 2014 ratio reflected a higher level of premiums earned on a pro rata basis, including two large contracts entered into in the second half of 2013, which resulted in a higher level of ceding commissions. The acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the acquisition expense ratio by 0.2 points, compared to a 0.1 point reduction in the 2013 period. The operating expense ratio for the six months ended June 30, 2014 was 10.9%, compared to 11.0% in the 2013 period.

Mortgage Segment

The following table sets forth our mortgage segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Gross premiums written	$55,476	$18,744	196.0	$103,383	$44,502	132.3
Premiums ceded	(5,079)	—		(9,718)	—
Net premiums written	50,397	18,744	168.9	93,665	44,502	110.5
Change in unearned premiums	436	(6,076)		(4,067)	(20,182)
Net premiums earned	50,833	12,668	301.3	89,598	24,320	268.4
Other underwriting income	1,216	—		1,982	—
Losses and loss adjustment expenses	(15,473)	(2,178)		(23,951)	(4,257)
Acquisition expenses, net	(11,481)	(4,137)		(20,635)	(7,828)
Other operating expenses	(16,288)	(1,290)		(30,164)	(2,693)
Underwriting income	$8,807	$5,063	73.9	$16,830	$9,542	76.4

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	30.4%	17.2%	13.2	26.7%	17.5%	9.2
Acquisition expense ratio	22.6%	32.7%	(10.1)	23.0%	32.2%	(9.2)
Other operating expense ratio	32.0%	10.2%	21.8	33.7%	11.1%	22.6
Combined ratio	85.0%	60.1%	24.9	83.4%	60.8%	22.6

The mortgage segment includes the results of Arch MI U.S., a leading provider of mortgage insurance products and services to credit unions in the U.S. marketplace, which was acquired in January 2014, along with the Company’s other global mortgage insurance, reinsurance and risk-sharing products. Since the acquisition, Arch MI U.S. has made substantial progress in building out its sales force to serve banks and other mortgage originators.

Premiums Written.

The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums written by client location:
United States	$46,111	92	$11,594	62	82,667	88	35,558	80
Other	4,286	8	7,150	38	10,998	12	8,944	20
Total	$50,397	100	$18,744	100	$93,665	100	$44,502	100

Net premiums written by underwriting location:
United States	$24,594	49	$—	—	$41,325	44	$—	—
Other	25,803	51	18,744	100	52,340	56	44,502	100
Total	$50,397	100	$18,744	100	$93,665	100	$44,502	100
2014 Second Quarter versus 2013 Second Quarter. Net premiums written in the 2014 second quarter included $24.6 million of business underwritten by Arch MI U.S., substantially all of which was for credit union customers. In addition, net premiums written included $9.3 million from a 100% quota share indemnity reinsurance agreement with PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that were not in default as of an agreed upon effective date. The mortgage segment’s net premiums written also included other reinsurance treaties covering U.S. and international mortgages. The change on such business was minimal, with a decrease in U.S. premiums written offset by growth in international business. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period. The persistency rate of the Arch MI U.S. portfolio of mortgage loans was 80.5% at June 30, 2014, compared to 79.1% at March 31, 2014.

Six Months Ended June 30, 2014 versus 2013. Net premiums written for the six months ended June 30, 2014 included $41.3 million of business underwritten by Arch MI U.S. (representing activity from February to June 2014), substantially all of which was for credit union customers. In addition, net premiums written included $16.0 million from the PMI quota share agreement noted above. The mortgage segment’s net premiums written also included other reinsurance treaties covering U.S. and international mortgages. The change on such business was minimal, with a decrease in U.S. premiums written offset by growth in international business.

Arch MI U.S. generated $941 million of new insurance written (“NIW”) during the 2014 second quarter and $1.58 billion of NIW for the six months ended June 30, 2014 (including activity for January 2014 for comparability purposes), substantially all of which was for credit union clients. NIW represents the original principal balance of all loans that received coverage during the period.

The following table provides details on the NIW generated by Arch MI U.S. for the 2014 periods:

(U.S. Dollars in millions)	Three Months Ended				Six Months Ended
	June 30, 2014		March 31, 2014 (1)		June 30, 2014 (1)

Total new insurance written (NIW)	$941		$639		$1,580

Total NIW by credit quality (FICO score):
>=740	$534	56.8%	$375	58.7%	$909	57.5%
680-739	339	36.0%	225	35.2%	$564	35.7%
620-679	68	7.2%	39	6.1%	$107	6.8%
Total	$941	100.0%	$639	100.0%	$1,580	100.0%

Total NIW by LTV:
95.01% and above	$70	7.4%	$45	7.0%	$115	7.3%
90.01% to 95.00%	500	53.1%	330	51.6%	$830	52.5%
85.01% to 90.00%	265	28.2%	186	29.1%	$451	28.5%
85.01% and below	106	11.3%	78	12.3%	$184	11.7%
Total	$941	100.0%	$639	100.0%	$1,580	100.0%

Total NIW purchase vs. refinance:
Purchase	$786	83.5%	$487	76.2%	$1,273	80.6%
Refinance	155	16.5%	152	23.8%	$307	19.4%
Total	$941	100.0%	$639	100.0%	$1,580	100.0%
_________________________________________________
(1)     Includes activity for January 2014 for comparability purposes (pre-acquisition date).

Net Premiums Earned.

Net premiums earned for the 2014 periods were substantially higher than in the 2013 periods, primarily due to the acquisition of Arch MI U.S. along with a higher earned contribution from the mortgage segment’s quota share reinsurance business.

Losses and Loss Adjustment Expenses.

The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current year	30.2%	17.2%	27.9%	17.5%
Prior period reserve development	0.2%	—%	(1.2)%	—%
Loss ratio	30.4%	17.2%	26.7%	17.5%

Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with mortgage insurance industry practice. Because our mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established for the six months ended June 30, 2014.

The mortgage segment’s current year loss ratio was 13.0 points higher in the 2014 second quarter compared to the 2013 second quarter. The current year loss ratio for the 2014 periods reflect changes in the mix of business earned, resulting in part from our acquisition of Arch MI U.S., when compared to the 2013 periods. The mortgage segment’s net favorable development for the six months ended June 30, 2014 of $1.0 million, or 1.2 points, was spread across a number of underwriting years.

Underwriting Expenses.

2014 Second Quarter versus 2013 Second Quarter. The underwriting expense ratio for the mortgage segment was 54.6% in the 2014 second quarter, compared to 42.9% in the 2013 second quarter. The acquisition expense ratio was 22.6% for the

2014 second quarter, compared to 32.7% for the 2013 second quarter. The operating expense ratio was 32.0% for the 2014 second quarter, compared to 10.2% in the 2013 second quarter. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business, the underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale with respect to non-credit union clientele.

Six Months Ended June 30, 2014 versus 2013. The underwriting expense ratio for the mortgage segment was 56.7% for the six months ended June 30, 2014, compared to 43.3% for the 2013 period. The acquisition expense ratio was 23.0% for the six months ended June 30, 2014, compared to 32.2% for the 2013 period. The operating expense ratio was 33.7% for the six months ended June 30, 2014, compared to 11.1% in the 2013 period. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business, the underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale with respect to non-credit union clientele.

Other Segment

The following table sets forth our ‘other’ segment’s results:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Gross premiums written	$54,562	$86,756
Premiums ceded	(2,760)	(2,760)
Net premiums written	51,802	83,996
Change in unearned premiums	(38,822)	(68,850)
Net premiums earned	12,980	15,146
Losses and loss adjustment expenses	(8,194)	(9,550)
Acquisition expenses, net	(4,193)	(5,016)
Other operating expenses	(1,635)	(2,744)
Underwriting income (loss)	(1,042)	(2,164)

Net investment income	$532	$533
Other expenses	347	(2,329)
Net realized gains	3,178	3,178
Net foreign exchange gains	470	563
Net income (loss)	3,485	(219)
Dividends attributable to redeemable noncontrolling interests (1)	(4,857)	(4,909)
Net income (loss) attributable to common interests	(1,372)	(5,128)
Amounts attributable to nonredeemable noncontrolling interests (1)	1,156	4,563
Net income (loss) available to Arch	$(216)	$(565)
Underwriting Ratios
Loss ratio	63.1%	63.1%
Acquisition expense ratio	32.3%	33.1%
Other operating expense ratio	12.6%	18.1%
Combined ratio	108.0%	114.3%

Total investable assets	$1,114,719
Total assets	1,363,318
Total liabilities	253,507
_________________________________________________
(1)     Recorded as ‘amounts attributable to noncontrolling interests’ in the consolidated statements of income.

As noted earlier, the ‘other’ segment includes the results of Watford. Watford has its own management and board of directors and is responsible for the overall profitability of its results. We act as Watford’s reinsurance manager and Highbridge Principal Strategies, a subsidiary of JPMorgan Chase & Co., manages Watford’s investment assets, each under a long term services agreement. We invested $100.0 million to acquire approximately 11% of Watford’s common equity and a warrant to purchase additional common equity. We performed an analysis of Watford and concluded that Watford is a variable interest entity (“VIE”) and concluded that we are the primary beneficiary of Watford. As such, 100% of the results of Watford are included in our consolidated financial statements. Management measures segment performance for the ‘other’ segment based on net income or loss. See note 4, “Variable Interest Entity and Noncontrolling Interests” of the notes accompanying our consolidated financial statements for additional information.

For the six months ended June 30, 2014, Watford’s net premiums written included $14.8 million of premiums written directly by Watford with the remainder ceded by Arch affiliates, primarily from our reinsurance segment. Watford’s net premiums written are primarily in longer-tail lines, including casualty and other specialty treaties. In addition, Watford’s operating expenses included $2.3 million of non-recurring initial costs (shown in the table above as ‘other expenses’).

Other Income or Expense Items (excluding amounts related to the ‘other’ segment)

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturities	$64,499	$62,004	$126,948	$124,010
Term loan investments	5,233	6,026	10,902	10,243
Equity securities (dividends)	3,271	3,164	6,192	4,587
Short-term investments	103	364	508	756
Other (1)	9,067	4,734	13,785	11,033
Gross investment income	82,173	76,292	158,335	150,629
Investment expenses (2)	(9,715)	(7,923)	(18,884)	(16,588)
Net investment income	$72,458	$68,369	$139,451	134,041
_________________________________________________

(1)	Amounts include dividends and interest distributions on investment funds and other items.

(2)
Investment expenses were approximately 0.29% of average invested assets for the 2014 second quarter, compared to 0.26% for the 2013 second quarter, and 0.29% for the six months ended June 30, 2014, compared to 0.28% for the 2013 period.

Investment income for the 2014 second quarter included a $4.1 million interest income distribution received on a fund investment. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.05% for the 2014 second quarter, excluding the interest income distribution noted above, compared to 2.08% for the 2014 first quarter and 2.20% for the 2013 second quarter, and 2.07% for the six months ended June 30, 2014, compared to 2.20% for the 2013 period. Such yields reflect the effects of low prevailing interest rates available in the market and our investment strategy which puts an emphasis on total return. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Gulf Reinsurance Limited (joint venture) and certain other investments using the equity method on a three month lag basis based on the availability of their financial statements. In addition, other income (loss) from time to time includes certain non-recurring items. We recorded other income of $4.9 million in the 2014 second quarter, compared to income of $0.8 million in the 2013 second quarter, and $2.7 million for the six months ended June 30, 2014, compared to $2.1 million for the 2013 period. The amount recorded for the 2014 second quarter was primarily due to a non-recurring income item while amounts for other periods were primarily related to Gulf Reinsurance Limited.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $9.2 million of equity in net income related to investment funds accounted for using the equity method in the 2014 second quarter, compared to $10.9 million for the 2013 second quarter, and $12.5 million for the six months ended June 30, 2014, compared to $24.8 million for the 2013 period. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $281.5 million at June 30, 2014, compared to $244.3 million at December 31, 2013.

Net Realized Gains or Losses. We recorded net realized gains of $51.0 million for the 2014 second quarter, compared to net realized gains of $12.7 million for the 2013 second quarter, and $70.7 million for the six months ended June 30, 2014, compared to $71.0 million for the 2013 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also included changes in the fair value of assets and liabilities accounted for using the fair value option along with remeasurement of the contingent consideration liability related to our purchase of the CMG Entities. See note 2, “Business Acquired,” and note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. We recorded $14.7 million of credit related impairments in earnings for the 2014 second quarter, compared to $0.7 million for the 2013 second quarter, and $17.7 million for the six months ended June 30, 2014, compared to $3.0 million for the 2013 period. The OTTI recorded for the 2014 second quarter was primarily on one investment fund following a review of available positive and negative evidence. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $15.3 million for the 2014 second quarter, compared to $14.0 million for the 2013 second quarter, and $26.1 million for the six months ended June 30, 2014, compared to $24.3 million for the 2013 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses for the 2014 periods reflected a higher level of compensation costs than in the 2013 periods.

Interest expense. Interest expense was $14.3 million for the 2014 second quarter, compared to $5.9 million for the 2013 second quarter, and $28.7 million for the six months ended June 30, 2014, compared to $11.8 million for the 2013 period. The higher level of interest expense primarily resulted from interest related to the $500.0 million of 5.144% senior notes issued by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) in December 2013. In addition, interest expense for the 2014 periods includes accretion on certain deposit accounting liabilities.

Net Foreign Exchange Gains or Losses. Net foreign exchange losses for the 2014 second quarter were $2.8 million (net unrealized losses of $2.1 million and net realized losses of $0.7 million), compared to net foreign exchange gains for the 2013 second quarter of $13.8 million (net unrealized gains of $21.6 million and net realized losses of $7.8 million). Net foreign exchange losses for the six months ended June 30, 2014 were $9.4 million (net unrealized losses of $8.7 million and net realized losses of $0.7 million), compared to net foreign exchange gains for the 2013 period of $38.1 million (net unrealized gains of $47.5 million and net realized losses of $9.4 million). Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. We have not matched a portion of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity.

Income tax expense. Our income tax provision on income before income taxes resulted in an expense of 3.3% for the 2014 second quarter, compared to 2.8% for the 2013 second quarter, and 2.7% for the six months ended June 30, 2014, compared to 2.2% for the 2013 period. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

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

Investable Assets Managed by Arch

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

At June 30, 2014, total investable assets of $15.80 billion included $14.69 billion managed by Arch and $1.11 billion included in the ‘other’ segment (i.e., attributable to Watford). The following table summarizes total investable assets managed by Arch:

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$10,714,532	72.9	$9,571,776	68.1
Fixed maturities, at fair value (3)	372,746	2.5	448,254	3.2
Fixed maturities pledged under securities lending agreements, at fair value	82,730	0.6	105,081	0.8
Total fixed maturities	11,170,008	76.0	10,125,111	72.1
Short-term investments available for sale, at fair value	977,058	6.7	1,478,367	10.5
Short-term investments pledged under securities lending agreements, at fair value	4,301	—	—	—
Cash	471,721	3.2	434,057	3.1
Equity securities available for sale, at fair value	608,820	4.2	496,824	3.5
Other investments available for sale, at fair value	457,567	3.1	498,310	3.6
Other investments, at fair value (3)	848,864	5.8	773,280	5.5
Investments accounted for using the equity method (4)	281,464	1.9	244,339	1.7
Securities transactions entered into but not settled at the balance sheet date	(130,922)	(0.9)	(763)	—
Total investable assets managed by Arch	$14,688,881	100.0	$14,049,525	100.0
_________________________________________________

(1)	The table above excludes investable assets attributable to the ‘other’ segment. Such amounts are summarized as follows:

(U.S. dollars in thousands)	June 30, 2014

Investable assets in ‘other’ segment:
Cash	$454,722
Investments accounted for using the fair value option (3)	819,481
Securities transactions entered into but not settled at the balance sheet date	(159,484)
Total investable assets included in ‘other’ segment	$1,114,719

(2)	This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

(3)
Represents investments which are carried at fair value under the fair value option and reflected as “investments accounted for using the fair value option” on the Company’s balance sheet. Changes in the carrying value of such investments are recorded in net realized gains or losses.

(4)
Changes in the carrying value of investment funds accounted for using the equity method are recorded as “equity in net income (loss) of investment funds accounted for using the equity method” rather than as an unrealized gain or loss component of accumulated other comprehensive income.

At June 30, 2014, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.17%. At December 31, 2013, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.38%. Our investment portfolio had an average effective duration of 3.14 years at June 30, 2014, compared to 2.62 years at December 31, 2013. At

June 30, 2014, approximately $9.85 billion, or 67%, of total investable assets managed by Arch were internally managed, compared to $9.07 billion, or 65%, at December 31, 2013.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
June 30, 2014
Corporate bonds	$3,202,155	$48,736	$(10,472)	$3,163,891
Mortgage backed securities	1,155,192	25,925	(8,572)	1,137,839
Municipal bonds	1,413,131	33,549	(1,095)	1,380,677
Commercial mortgage backed securities	1,119,401	18,238	(6,051)	1,107,214
U.S. government and government agencies	1,435,974	5,137	(2,162)	1,432,999
Non-U.S. government securities	1,133,524	14,936	(5,399)	1,123,987
Asset backed securities	1,710,631	8,988	(6,740)	1,708,383
Total	$11,170,008	$155,509	$(40,491)	$11,054,990

December 31, 2013
Corporate bonds	$2,601,328	$35,289	$(35,537)	$2,601,576
Mortgage backed securities	1,174,128	16,270	(22,209)	1,180,067
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272
Non-U.S. government securities	1,159,017	14,729	(19,363)	1,163,651
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356
Total	$10,125,111	$133,450	$(127,100)	$10,118,761

The following table provides the credit quality distribution of our Fixed Maturities:

	June 30, 2014		December 31, 2013
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,339,891	20.9	$2,284,053	22.6
AAA	4,250,726	38.1	3,709,872	36.6
AA	2,072,825	18.6	1,720,605	17.0
A	1,462,471	13.1	1,359,193	13.4
BBB	330,207	3.0	304,543	3.0
BB	169,865	1.5	180,125	1.8
B	195,951	1.8	188,119	1.9
Lower than B	177,309	1.6	241,463	2.4
Not rated	170,763	1.4	137,138	1.3
Total	$11,170,008	100.0	$10,125,111	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At June 30, 2014, below-investment grade securities comprised approximately 6% of our Fixed Maturities, compared to 7% at December 31, 2013. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At June 30, 2014, corporate bonds represented 41% of the total below investment grade securities at fair value, mortgage backed securities represented 44% of the total and 15% were in other classes. At December 31, 2013, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	June 30, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$2,861,539	$(37,116)	91.6	$6,006,316	$(110,954)	87.3
10-20%	21,076	(3,353)	8.3	78,250	(11,465)	9.0
20-30%	55	(22)	0.1	13,955	(4,621)	3.6
30-40%	—	—	—	74	(60)	0.1
Total	$2,882,670	$(40,491)	100.0	$6,098,595	$(127,100)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	June 30, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$56,646	$(1,369)	3.4	$133,354	$(3,882)	3.1
10-20%	3,992	(594)	1.5	444	(64)	0.1
20-30%	—	—	—	1,292	(350)	0.3
30-80%	—	—	—	28	(35)	—
Total	$60,638	$(1,963)	4.9	$135,118	$(4,331)	3.5

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2014, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
General Electric Co.	$104,833	AA+/A1
Toyota Motor Corporation	67,557	AA-/Aa3
Apple Inc.	66,109	AA+/Aa1
Porsche Automobil Holding SE	62,811	A-/A3
Westpac Banking Corp	59,323	AA-/Aa2
Exxon Mobil Corp.	56,311	AAA/Aaa
Daimler AG	53,288	A-/A3
Royal Bank of Canada	52,904	AA-/Aa3
Caterpillar Inc.	52,003	A/A2
Australia & New Zealand Banking Group Ltd.	50,324	AA-/Aa2
Total	$625,463
_________________________________________________

(1)	Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At June 30, 2014, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $1.16 billion, or 7.9% of total investable assets managed by Arch, compared to $1.17 billion, or 8.4%, at December 31, 2013.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At June 30, 2014, CMBS constituted approximately $1.12 billion, or 7.6% of total investable assets managed by Arch, compared to $1.07 billion, or 7.6%, at December 31, 2013. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages. We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at June 30, 2014.

Delinquencies and losses with respect to residential mortgage loans from certain vintage years have increased since 2007 and may continue to increase, particularly in the sub-prime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinated loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.

The following table provides information on our MBS and CMBS at June 30, 2014, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Non-agency MBS:	2003-2008	$138,608	CC+	$149,433	107.8%	1.0%
	2009	32,217	AAA	32,181	99.9%	0.2%
	2010	39,002	AA+	39,132	100.3%	0.3%
	2012	32,520	AAA	32,341	99.4%	0.2%
	2013	102,950	AAA	103,692	100.7%	0.7%
	2014	20,507	AAA	19,889	97.0%	0.1%
Total non-agency MBS		$365,804	BBB	$376,668	103.0%	2.6%

Non-agency CMBS:	2002-2008	67,683	A+	69,369	102.5%	0.5%
	2009	372	BBB-	375	100.8%	0.0%
	2010	74,558	AAA	76,990	103.3%	0.5%
	2011	89,554	AAA	93,194	104.1%	0.6%
	2012	107,750	AAA	108,817	101.0%	0.7%
	2013	327,589	AAA	332,580	101.5%	2.3%
	2014	311,518	AAA	312,683	100.4%	2.1%
Total non-agency CMBS		$979,024	AA+	$994,008	101.5%	6.8%

	Non-Agency	Non-Agency
Additional Statistics:	MBS	CMBS (1)
Weighted average loan age (months)	79	23
Weighted average life (months) (2)	57	52
Weighted average loan-to-value % (3)	62.0%	58.7%
Total delinquencies (4)	10.7%	0.5%
Current credit support % (5)	17.1%	34.2%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at June 30, 2014. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 22% to 89% on MBS and 11% to 116% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at June 30, 2014:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Sector:
Credit cards	$626,244	AAA	15%	$629,111	100.5%	4.3%
Loans	318,673	AA	20%	317,080	99.5%	2.2%
Autos	303,161	AAA	28%	303,386	100.1%	2.1%
Equipment	225,049	AA-	7%	223,660	99.4%	1.5%
Other	235,256	AA+	11%	237,394	100.9%	1.6%
Total ABS (1)	$1,708,383	AA+		$1,710,631	100.1%	11.6%
_________________________________________________

(1)	The effective duration of the total ABS was 1.8 years at June 30, 2014.

At June 30, 2014, our fixed income portfolio included $12.7 million par value in sub-prime securities with a fair value of $4.7 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa1.” At December 31, 2013, our fixed income portfolio included $48.5 million par value in sub-prime securities with a fair value of $27.9 million and average credit quality ratings from S&P/Moody’s of “B/Caa1.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $6.2 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC-/Ca” at June 30, 2014, compared to $6.3 million and “CCC/Caa3” at December 31, 2013.

The following table provides information on the fair value of our Eurozone investments at June 30, 2014:

	Sovereign (2)	Financial Corporates	Other Corporates	Covered Bonds (3)	Bank Loans (4)	Equities and Other	Total
Country (1)
Netherlands	$164,507	$2,763	$64,214	$—	$19,976	$9,851	$261,311
Germany	180,284	—	3,452	—	14,274	9,974	207,984
Luxembourg	—	—	33,996	—	13,286	—	47,282
France	—	2,565	28,414	—	4,426	7,963	43,368
Finland	14,434	—	—	7,078	—	—	21,512
Supranational (5)	32,060	—	—	—	—	—	32,060
Italy	—	—	1,228	—	3,611	—	4,839
Ireland	—	—	511	—	1,607	881	2,999
Spain	—	—	—	—	1,609	—	1,609
Total	$391,285	$5,328	$131,815	$7,078	$58,789	$28,669	$622,964
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Austria, Belgium, Estonia, Greece, Malta, Portugal, Slovakia or Slovenia at June 30, 2014.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)	Included in “investments accounted for using the fair value option.”

(5)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At June 30, 2014, our equity portfolio included $608.8 million of equity securities, compared to $496.8 million at December 31, 2013. Our equity portfolio primarily consists of publicly traded common stocks in the consumer staples, real estate and natural resources sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	June 30, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$69,129	$(2,285)	48.1	$52,964	$(1,924)	32.4
10-20%	10,457	(1,761)	37.1	20,312	(2,792)	47.0
20-30%	1,863	(537)	11.3	3,103	(1,140)	19.2
30-40%	216	(121)	2.5	184	(82)	1.4
40-50%	66	(46)	1.0	—	—	—
Total	$81,731	$(4,750)	100.0	$76,563	$(5,938)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at June 30, 2014. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at June 30, 2014.

The following table summarizes our other investments:

	June 30, 2014	December 31, 2013
Available for sale:
Asian and emerging markets	$292,772	$331,984
Investment grade fixed income	164,795	159,115
Other	—	7,211
Total available for sale	457,567	498,310
Fair value option:
Term loan investments (par value: $389,383 and $494,502)	430,977	512,076
Asian and emerging markets	25,321	14,054
Investment grade fixed income	81,737	75,062
Other (1)	310,829	172,088
Total fair value option	848,864	773,280
Total	$1,306,431	$1,271,590
________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 segregated by level in the fair value hierarchy.

Investable Assets in the ‘Other’ Segment

Investable assets in the ‘other’ segment are managed by Watford. The board of directors of Watford establishes their investment policies and guidelines. Watford’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses. At June 30, 2014, Watford’s investable assets consisted of the following:

June 30, 2014

Cash	$454,722
Investments accounted for using the fair value option:
Term loan investments (par value: $520,155)	522,672
Fixed maturities	65,302
Short-term investments	231,507
Total investments accounted for using the fair value option	819,481
Securities transactions entered into but not settled at the balance sheet date	(159,484)
Total investable assets included in ‘other’ segment	$1,114,719

Premiums Receivable and Reinsurance Recoverables

At June 30, 2014, 82.6% of premiums receivable of $1.10 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 2.8% of the total. At December 31, 2013, 80.0% of premiums receivable of $753.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. Approximately 33.3% of the $49.6 million of paid losses and loss adjustment expenses recoverable at June 30, 2014 were more than 90 days overdue, while 27.6% of the $56.1 million of paid losses and loss adjustment expenses recoverable at December 31, 2013 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $12.9 million at June 30, 2014, compared to $12.3 million at December 31, 2013.

At June 30, 2014, approximately 84.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.6% of our total shareholders’ equity. At December 31, 2013, approximately 86.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.2% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Premiums Written
Direct	$875,133	$716,724	$1,621,122	$1,431,776
Assumed	396,627	324,014	945,774	772,661
Ceded	(299,832)	(230,203)	(529,978)	(441,126)
Net	$971,928	$810,535	$2,036,918	$1,763,311

Premiums Earned
Direct	$734,022	$656,700	$1,415,910	$1,304,222
Assumed	396,158	299,415	778,456	606,339
Ceded	(223,028)	(197,299)	(427,434)	(398,975)
Net	$907,152	$758,816	$1,766,932	$1,511,586

Losses and Loss Adjustment Expenses
Direct	$435,863	$415,766	$821,578	$767,533
Assumed	165,614	114,534	309,635	223,531
Ceded	(115,959)	(111,647)	(209,455)	(173,008)
Net	$485,518	$418,653	$921,758	$818,056

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

At June 30, 2014 and December 31, 2013, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2014	December 31, 2013
Insurance:
Case reserves	$1,460,059	$1,446,029
IBNR reserves	3,055,381	3,037,755
Total net reserves	4,515,440	4,483,784
Reinsurance:
Case reserves	722,278	749,830
Additional case reserves	113,805	113,331
IBNR reserves	1,788,400	1,722,214
Total net reserves	2,624,483	2,585,375
Mortgage:
Case reserves	102,787	1,419
IBNR reserves	19,876	5,868
Total net reserves	122,663	7,287
Other:
Case reserves	96	—
Additional case reserves	—	—
IBNR reserves	9,495	—
Total net reserves	9,591	—
Total:
Case reserves	2,285,220	2,197,278
Additional case reserves	113,805	113,331
IBNR reserves	4,873,152	4,765,837
Total net reserves	$7,272,177	$7,076,446

At June 30, 2014 and December 31, 2013, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2014	December 31, 2013
Professional lines (1)	$1,552,249	$1,525,360
Construction and national accounts	742,917	694,721
Excess and surplus casualty (2)	676,027	678,893
Programs	649,311	644,689
Property, energy, marine and aviation	430,434	503,208
Travel, accident and health	55,434	49,934
Lenders products	36,018	31,076
Other (3)	373,050	355,903
Total net reserves	$4,515,440	$4,483,784
_________________________________________________

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

At June 30, 2014 and December 31, 2013, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2014	December 31, 2013
Casualty (1)	$1,528,050	$1,513,205
Other specialty (2)	453,215	397,776
Property excluding property catastrophe (3)	272,119	260,968
Property catastrophe	164,686	190,027
Marine and aviation	150,271	163,293
Other (4)	56,142	60,106
Total net reserves	$2,624,483	$2,585,375
 _________________________________________________

(1)	Includes professional liability, executive assurance, healthcare and excess motor business.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and political risk.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.

Mortgage Segment Supplemental Information

At June 30, 2014 and December 31, 2013, the mortgage segment’s insurance in force (“IIF”), which represents the aggregate dollar amount of each insured mortgage loan’s original principal balance, and risk in force (“RIF”), which represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued, were as follows:

(U.S. Dollars in millions)	June 30, 2014		March 31, 2014
Insurance In Force (IIF)
U.S. mortgage insurance	$21,168	44.9%	$21,240	46.9%
Mortgage reinsurance	21,405	45.4%	21,161	46.7%
Other (1)	4,586	9.7%	2,869	6.4%
Total	$47,159	100.0%	$45,270	100.0%

Risk In Force (RIF) (2)
U.S. mortgage insurance	$5,273	52.7%	$5,275	52.6%
Mortgage reinsurance	4,601	46.0%	4,664	46.6%
Other (1)	139	1.3%	80	0.8%
Total	$10,013	100.0%	$10,019	100.0%

Ending number of policies in force	126,347		127,019
_________________________________________________
(1)    Includes risk-sharing products offered to government sponsored enterprises and mortgage lenders and international insurance business.

(2)
For international business and risk-sharing products, the RIF calculation is based on the maximum claim amount which we are exposed to on each insured mortgage loan. For certain of our mortgage reinsurance treaties, such amount incorporates loss ratio caps.

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to RIF:

(U.S. Dollars in millions)	June 30, 2014		March 31, 2014

Total RIF by credit quality (FICO score):
>=740	$2,687	51.0%	$2,671	50.6%
680-739	1,724	32.7%	1,713	32.5%
620-679	709	13.4%	731	13.9%
<620	153	2.9%	160	3.0%
Total	$5,273	100.0%	$5,275	100.0%
Weighted average FICO score	731		730

Total RIF by Loan-To-Value (LTV):
95.01% and above	$1,161	22.0%	$1,183	22.4%
90.01% to 95.00%	2,389	45.3%	2,337	44.3%
85.01% to 90.00%	1,474	28.0%	1,494	28.3%
85.00% and below	249	4.7%	261	5.0%
Total	$5,273	100.0%	$5,275	100.0%
Weighted average LTV	93.4%		93.4%

Total RIF by State:
Wisconsin	$517	9.8%	$510	9.7%
California	454	8.6%	460	8.7%
Texas	283	5.4%	285	5.4%
Florida	264	5.0%	268	5.1%
Minnesota	258	4.9%	255	4.8%
Washington	228	4.3%	230	4.4%
Massachusetts	204	3.9%	203	3.8%
Alaska	202	3.8%	201	3.8%
Virginia	186	3.5%	185	3.5%
New York	184	3.5%	186	3.5%
Others	2,493	47.3%	2,492	47.3%
Total	$5,273	100.0%	$5,275	100.0%

Weighted average coverage (end of period RIF divided by IIF)	24.9%		24.8%
Analysts’ persistency (1)	80.5%		79.1%
Risk-to-capital ratio (2)	8.9:1		9.0:1
_________________________________________________

(1)	Represents the percentage of IIF at the beginning of a 12-month period that remained in force at the end of the period.

(2)	Represents total current (non-delinquent) RIF, net of reinsurance, divided by total statutory capital. Ratio calculated for Arch Mortgage Insurance Company only (estimate for June 30, 2014).

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to insured loans and loss metrics:

(U.S. Dollars in thousands, except loan count)	Three Months Ended		Six Months Ended
	June 30, 2014	March 31, 2014 (1)	June 30, 2014 (1)

Rollforward of insured loans in default:
Beginning delinquent number of loans	3,858	4,469	4,469
Plus: new notices	1,377	1,458	2,835
Less: cures	(1,202)	(1,635)	(2,837)
Less: paid claims	(383)	(429)	(812)
Less: delinquent rescissions and denials	(9)	(5)	(14)
Ending delinquent number of loans	3,641	3,858	3,641

Losses:
Number of claims paid	383	429	812
Total paid claims	$16,190	$18,117	$34,307
Average per claim	$42.3	$42.2	$42.3
Severity (2)	93.0%	97.4%	95.9%

Average reserve per default	$28.1	$27.5
_________________________________________________
(1)     Includes activity for January 2014 for comparability purposes (pre-acquisition date).
(2)    Represents total paid claims divided by RIF of loans for which claims were paid.

Shareholders’ Equity and Book Value per Common Share

Total shareholders’ equity available to Arch was $6.23 billion at June 30, 2014, compared to $5.65 billion at December 31, 2013. The increase in 2014 was primarily attributable to net income, reflecting contributions from both underwriting and investing activities. There were no share repurchases during 2014.

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	June 30, 2014	December 31, 2013
Calculation of book value per common share:
Total shareholders’ equity available to Arch	$6,229,399	$5,647,496
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity available to Arch	$5,904,399	$5,322,496
Common shares outstanding, net of treasury shares (1)	135,030,886	133,674,884
Book value per common share	$43.73	$39.82
_________________________________________________

(1)	Excludes the effects of 8,282,092 and 8,338,480 stock options and 460,217 and 443,710 restricted stock units outstanding at June 30, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $7.3 million at June 30, 2014, compared to $5.8 million at December 31, 2013. During 2014, ACGL received dividends of $32.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2013, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.36 billion ($2.32 billion at December 31, 2012) and statutory capital and surplus of $5.42 billion ($5.01 billion at December 31, 2012), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.32 billion to ACGL during the remainder of 2014 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2013.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2014 and December 31, 2013, such amounts approximated $5.72 billion and $5.30 billion, respectively.

Our non-U.S. operations account for a significant percentage of our net premiums written. In general, the business written by our non-U.S. operations, which is heavily weighted towards reinsurance business, has been more profitable than the business written in our U.S. operations, which is weighted more towards insurance business. In general, our reinsurance segment has operated at a higher margin than our insurance segment, which is due to prevailing market conditions and the mix and type of business written. Historically, the most profitable line of business has been catastrophe-exposed property reinsurance, which is written primarily in our non-U.S. operations. Additionally, a significant component of our pre-tax income is generated through our investment performance. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2013 calendar year, the U.S. groups ceded business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 55% (compared to 46% for 2012). All of the above factors have resulted in the non-U.S. group providing a higher contribution to our overall pre-tax income in the current period than the percentage of net premiums written would indicate.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2014	2013
Total cash provided by (used for):
Operating activities	$453,063	$388,354
Investing activities	(952,067)	(305,712)
Financing activities	988,877	(66,128)
Effects of exchange rate changes on foreign currency cash	2,513	(12,436)
Increase in cash	$492,386	$4,078

•
Cash provided by operating activities for the six months ended June 30, 2014 was higher than in the 2013 period. The increase in operating cash flows reflected a higher level of premiums collected, partially offset by a lower level of distributions on certain fund investments and a higher level of operating expenses paid.

•
Cash used for investing activities for the six months ended June 30, 2014 was higher than in the 2013 period. Activity for the six months ended June 30, 2014 reflected the investment by Watford of some of its available cash into investments and our acquisition of Arch MI U.S. in the 2014 first quarter. In addition, gross purchases and sales of fixed maturity investments were higher than in the 2013 period.

•
Cash provided by financing activities for the six months ended June 30, 2014 was higher than in the 2013 period, primarily due to the consolidation of Watford in our results, and its capital raising in the 2014 first quarter. There were no repurchases under our share repurchase program in the six months ended June 30, 2014, compared to $56.5 million in the 2013 period.

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

Total investable assets managed by Arch were $14.69 billion at June 30, 2014, compared to $14.05 billion at December 31, 2013. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $966.1 million at June 30, 2014.

Various rating agencies have announced the possibility of future downgrades of the United States’ credit rating, depending on spending levels, interest rates, fiscal pressures that result in a higher general government debt trajectory and other factors. In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of June 30, 2014 included $1.44 billion of obligations of the U.S. government and government agencies at fair value and $1.41 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2013 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

New financial requirements for private mortgage insurers were released for public comment by the Federal Housing Finance Agency (“FHFA”) in July 2014, and Arch MI U.S. will be subject to these requirements once enacted. The draft Private Mortgage Insurer Eligibility Requirements (“PMIERs”) establish new standards that mortgage insurers must meet in order to insure loans sold to or guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (the GSEs). The PMIERs are subject to a sixty-day public comment period ending on September 8, 2014. The PMIERs’ financial requirements are based in part on a risk-based, required assets model and employ a grid approach based upon a number of factors, including vintage (origination year), original loan-to-value and original credit score of performing loans and the delinquency status of non-performing loans. The draft PMIERs propose up to a two year phase-in, beginning after publication of final PMIERs, for approved mortgage insurers to fully comply with the PMIER financial requirements. The available assets required to satisfy such final requirements at any point in time will be affected by many factors, including the content and timing of any final PMIERs, macro-economic conditions, and the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable point in time.  Based upon its mortgage insurance portfolio as of June 30, 2014, Arch MI U.S. currently satisfies the proposed financial requirements, although no assurance can be given as to what changes, if any, will be made to the final PMIERS.

In December 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500.0 million principal amount of 5.144% senior notes issued at par and due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes and the Guarantee are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and ACGL, respectively.

On January 30, 2014, we completed our acquisition of the CMG Entities. The Stock Purchase Agreement contains provisions for contingent consideration payments, subject to an overall maximum payment of 150% of closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million over the earn-out period. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by us, no additional payments would be due.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through June 30, 2014, ACGL has repurchased 109.9 million common shares for an aggregate purchase price of $2.79 billion. At June 30, 2014, $712.1 million of share repurchases were available under the program.

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

In June 2014, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company, our U.S.-based reinsurer, and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $194.8 million, which are available on a limited basis and for limited purposes. Refer to note 10, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

At June 30, 2014, total capital available to Arch of $7.13 billion consisted of $800.0 million of senior notes, representing 11.2% of the total, $100.0 million of revolving credit agreement borrowings due in June 2019, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.90 billion, representing 82.8% of the total. At December 31, 2013, total capital available to Arch of $6.55 billion consisted of $800.0 million of senior notes, representing 12.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.5% of the total, $325.0 million of preferred shares, representing 5.0% of the total, and common shareholders’ equity of $5.32 billion, representing 81.3% of the total. The increase in capital during 2014 was primarily attributable to net income, reflecting contributions from both underwriting and investing activities.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2014. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at June 30, 2014 that affect the quantitative and qualitative disclosures presented in our 2013 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
June 30, 2014
Total fair value	$14,587.7	$14,372.7	$14,155.7	$13,942.7	$13,735.6
Change from base	3.05%	1.53%		(1.50)%	(2.97)%
Change in unrealized value	$432.0	$217.0		$(213.0)	$(420.1)

December 31, 2013
Total fair value	$13,338.9	$13,178.2	$13,009.5	$12,839.6	$12,671.3
Change from base	2.53%	1.30%		(1.31)%	(2.60)%
Change in unrealized value	$329.4	$168.7		$(169.9)	$(338.2)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
June 30, 2014
Total fair value	$14,408.8	$14,298.8	$14,155.7	$14,027.9	$13,901.2
Change from base	1.79%	1.01%		(0.90)%	(1.80)%
Change in unrealized value	$253.1	$143.1		$(127.8)	$(254.5)

December 31, 2013
Total fair value	$13,228.3	$13,137.9	$13,009.5	$12,896.3	$12,783.0
Change from base	1.68%	0.99%		(0.87)%	(1.74)%
Change in unrealized value	$218.8	$128.4		$(113.2)	$(226.5)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2014, our portfolio’s VaR was estimated to be 3.04%, compared to an estimated 3.43% at December 31, 2013.

Certain Other Investments and Equity Securities. Our investment portfolio includes certain other investments which do not invest in fixed income securities along with equity holdings. At June 30, 2014 and December 31, 2013, the fair value of such investments totaled $721.4 million and $606.4 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $72.1 million and $60.6 million at June 30, 2014 and December 31, 2013, respectively, and would have decreased book value per common share by approximately $0.53 and $0.45, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $72.1 million and $60.6 million at June 30, 2014 and December 31, 2013, respectively, and would have increased book value per common share by approximately $0.53 and $0.45, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At June 30, 2014, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $1.29 billion, compared to $812.1 million at December 31, 2013. A 100 basis point depreciation of the underlying exposure to these derivative instruments at June 30, 2014 and December 31, 2013 would have resulted in a reduction in net income of approximately $12.9 million and $8.1 million, respectively, and would have decreased book value per common share by $0.10 and $0.06, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at June 30, 2014 and December 31, 2013 would have resulted in an increase in net income of approximately $12.9 million and $8.1 million, respectively, and would have increased book value per common share by $0.10 and $0.06, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2014	December 31, 2013
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$3,052	$168,352
Shareholders’ equity denominated in foreign currencies (1)	404,356	396,106
Net foreign currency forward contracts outstanding (2)	(89,036)	(87,399)
Net exposures denominated in foreign currencies	$318,372	$477,059

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(31,837)	$(47,706)
Book value per common share	$(0.24)	$(0.36)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$31,837	$47,706
Book value per common share	$0.24	$0.36
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2014;

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

Other Financial Information

The consolidated financial statements as of June 30, 2014 and for the three month and six month periods ended June 30, 2014 and 2013 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 8, 2014) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2014, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2014 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2014 - 4/30/2014	6,090	$56.61	—	$712,115
5/1/2014 - 5/31/2014	132,099	56.87	—	$712,115
6/1/2014 - 6/30/2014	4,876	57.47	—	$712,115
Total	143,065	$56.88	—	$712,115
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

(2)
Remaining amount available at June 30, 2014 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 2014.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2014 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 9, 2014 grants
10.2
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for May 13, 2014 grants

10.3
Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2014 grants

10.4	Restricted Share Unit Agreement, dated as of May 13, 2014, between Arch Capital Group Ltd. and David McElroy
10.5	Share Appreciation Right Agreement, dated as of February 28, 2014 between Arch Capital Group Ltd. and Mark D. Lyons
10.6	Share Appreciation Right Agreement, dated as of February 28, 2014 between Arch Capital Group Ltd. and Constantine Iordanou
10.7
Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among Arch Capital Group Ltd. and its subsidiaries, Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Reinsurance Europe Underwriting Limited, Arch Insurance Company, Arch Specialty Insurance Company and Arch Insurance Company (Europe) Limited, and Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association and Lloyds Bank plc, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto*

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 1, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 8, 2014	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: August 8, 2014	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 9, 2014 grants
10.2
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for May 13, 2014 grants

10.3
Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2014 grants

10.4	Restricted Share Unit Agreement, dated as of May 13, 2014, between Arch Capital Group Ltd. and David McElroy
10.5	Share Appreciation Right Agreement, dated as of February 28, 2014 between Arch Capital Group Ltd. and Mark D. Lyons
10.6	Share Appreciation Right Agreement, dated as of February 28, 2014 between Arch Capital Group Ltd. and Constantine Iordanou
10.7
Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among Arch Capital Group Ltd. and its subsidiaries, Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Reinsurance Europe Underwriting Limited, Arch Insurance Company, Arch Specialty Insurance Company and Arch Insurance Company (Europe) Limited, and Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association and Lloyds Bank plc, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto*

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 1, and incorporated by reference.