Form 10-Q
period 2014-09-30
ARCH CAPITAL GROUP LTD.
filed 2014-11-07
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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
Yes ☐   No ☒

The number of the registrant’s common shares (par value, $0.0033 per share) outstanding as of October 31, 2014 was 129,110,352.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, and the condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and September 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
November 7, 2014

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $10,699,615 and $9,564,634)	$10,733,382	$9,571,776
Short-term investments available for sale, at fair value (amortized cost: $754,641 and $1,477,584)	748,659	1,478,367
Investment of funds received under securities lending, at fair value (amortized cost: $100,680 and $97,943)	104,252	100,584
Equity securities available for sale, at fair value (cost: $513,196 and $433,275)	582,075	496,824
Other investments available for sale, at fair value (cost: $398,719 and $488,687)	431,833	498,310
Investments accounted for using the fair value option	2,202,995	1,221,534
Investments accounted for using the equity method	307,252	244,339
Total investments	15,110,448	13,611,734

Cash	663,726	434,057
Accrued investment income	65,042	66,848
Investment in joint venture (cost: $100,000)	97,313	104,856
Fixed maturities and short-term investments pledged under securities lending, at fair value	107,547	105,081
Premiums receivable	1,027,204	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,814,190	1,804,330
Contractholder receivables	1,286,799	1,064,246
Prepaid reinsurance premiums	404,661	328,343
Deferred acquisition costs, net	409,174	342,314
Receivable for securities sold	672,259	50,555
Goodwill and intangible assets	111,528	27,319
Other assets	840,794	872,487
Total assets	$22,610,685	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$8,958,734	$8,824,696
Unearned premiums	2,303,247	1,896,365
Reinsurance balances payable	244,379	196,167
Contractholder payables	1,286,799	1,064,246
Deposit accounting liabilities	349,850	421,297
Senior notes	800,000	800,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	110,736	107,999
Payable for securities purchased	740,953	51,318
Other liabilities	633,502	456,510
Total liabilities	15,528,200	13,918,598

Commitments and Contingencies
Redeemable noncontrolling interests (1)	219,419	—

Shareholders' Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 171,380,760 and 169,560,591)	571	565
Additional paid-in capital	366,408	299,517
Retained earnings	6,644,892	6,042,154
Accumulated other comprehensive income, net of deferred income tax	102,186	74,964
Common shares held in treasury, at cost (shares: 40,680,141 and 35,885,707)	(1,358,011)	(1,094,704)
Total shareholders' equity available to Arch	6,081,046	5,647,496
Non-redeemable noncontrolling interests (1)	782,020	—
Total shareholders' equity	6,863,066	5,647,496
Total liabilities, noncontrolling interests and shareholders' equity	$22,610,685	$19,566,094

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Net premiums written	$959,539	$839,135	$2,996,457	$2,602,446
Change in unearned premiums	(55,888)	(44,135)	(325,874)	(295,860)
Net premiums earned	903,651	795,000	2,670,583	2,306,586
Net investment income	80,105	66,083	220,089	200,124
Net realized gains (losses)	18,515	(6,022)	92,356	64,970
Other-than-temporary impairment losses	(8,593)	(901)	(26,313)	(3,873)
Less investment impairments recognized in other comprehensive income, before taxes	—	173	—	175
Net impairment losses recognized in earnings	(8,593)	(728)	(26,313)	(3,698)

Other underwriting income	1,702	526	5,317	1,966
Equity in net income of investment funds accounted for using the equity method	4,966	5,665	17,459	30,429
Other income (loss)	(7,815)	624	(5,069)	2,702
Total revenues	992,531	861,148	2,974,422	2,603,079

Expenses
Losses and loss adjustment expenses	501,673	427,045	1,423,431	1,245,101
Acquisition expenses	163,547	147,313	482,047	406,582
Other operating expenses	149,480	118,070	451,629	365,661
Interest expense	4,152	5,937	32,890	17,687
Net foreign exchange (gains) losses	(56,031)	40,562	(47,174)	2,487
Total expenses	762,821	738,927	2,342,823	2,037,518

Income before income taxes	229,710	122,221	631,599	565,561
Income tax expense	(6,446)	(7,396)	(17,473)	(17,320)
Net income	$223,264	$114,825	$614,126	$548,241
Amounts attributable to noncontrolling interests (1)	5,411	—	5,065	—
Net income available to Arch	228,675	114,825	619,191	548,241
Preferred dividends	(5,484)	(5,484)	(16,453)	(16,453)
Net income available to Arch common shareholders	$223,191	$109,341	$602,738	$531,788

Net income per common share
Basic	$1.69	$0.83	$4.56	$4.05
Diluted	$1.64	$0.80	$4.42	$3.92

Weighted average common shares and common share equivalents outstanding
Basic	131,945,962	131,495,296	132,151,824	131,262,309
Diluted	135,876,605	136,034,413	136,354,172	135,680,829

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Comprehensive Income
Net income	$223,264	$114,825	$614,126	$548,241
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(90,619)	41,226	89,162	(208,865)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(173)	—	(175)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(17,483)	20,701	(47,017)	(31,916)
Foreign currency translation adjustments	(23,595)	29,523	(14,923)	(4,106)
Comprehensive income	91,567	206,102	641,348	303,179
Amounts attributable to noncontrolling interests (1)	5,411	—	5,065	—
Comprehensive income available to Arch	$96,978	$206,102	$646,413	$303,179

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Non-cumulative preferred shares
Balance at beginning and end of period	$325,000	$325,000

Common shares
Balance at beginning of year	565	561
Common shares issued, net	6	4
Balance at end of period	571	565

Additional paid-in capital
Balance at beginning of year	299,517	227,778
Common shares issued, net	6,401	5,583
Exercise of stock options	14,891	7,438
Amortization of share-based compensation	45,118	40,305
Other	481	2,345
Balance at end of period	366,408	283,449

Retained earnings
Balance at beginning of year	6,042,154	5,354,361
Net income	614,126	548,241
Amounts attributable to noncontrolling interests (1)	5,065	—
Preferred share dividends	(16,453)	(16,453)
Balance at end of period	6,644,892	5,886,149

Accumulated other comprehensive income
Balance at beginning of year	74,964	287,017
Unrealized appreciation in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	80,692	289,956
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	42,145	(240,781)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(175)
Balance at end of period	122,837	49,000
Foreign currency translation adjustments:
Balance at beginning of year	(5,728)	(2,939)
Foreign currency translation adjustments	(14,923)	(4,106)
Balance at end of period	(20,651)	(7,045)
Balance at end of period	102,186	41,955

Common shares held in treasury, at cost
Balance at beginning of year	(1,094,704)	(1,025,839)
Shares repurchased for treasury	(263,307)	(67,994)
Balance at end of period	(1,358,011)	(1,093,833)

Total shareholders’ equity available to Arch	6,081,046	5,443,285
Non-redeemable noncontrolling interests (1)	782,020	—
Total shareholders’ equity	$6,863,066	$5,443,285

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$614,126	$548,241
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(113,033)	(66,957)
Net impairment losses recognized in earnings	26,313	3,698
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	3,784	35,634
Share-based compensation	45,118	40,305
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	94,255	(24,305)
Unearned premiums, net of prepaid reinsurance premiums	325,874	295,860
Premiums receivable	(279,766)	(160,091)
Deferred acquisition costs, net	(72,120)	(73,793)
Reinsurance balances payable	49,621	2,573
Other liabilities	117,889	(15,893)
Other items	(12,402)	41,776
Net Cash Provided By Operating Activities	799,659	627,048

Investing Activities
Purchases of:
Fixed maturity investments	(22,030,862)	(12,436,587)
Equity securities	(366,578)	(438,255)
Other investments	(1,596,691)	(992,935)
Proceeds from the sales of:
Fixed maturity investments	20,284,869	11,877,419
Equity securities	305,034	373,000
Other investments	1,030,901	813,596
Proceeds from redemptions and maturities of fixed maturity investments	636,729	595,503
Net sales (purchases) of short-term investments	678,388	(268,968)
Change in investment of securities lending collateral	(2,737)	2,508
Purchase of business, net of cash acquired (1)	(235,578)	—
Purchases of furniture, equipment and other assets	(14,575)	(10,953)
Net Cash Used For Investing Activities	(1,311,100)	(485,672)

Financing Activities
Purchases of common shares under share repurchase program	(251,919)	(57,796)
Proceeds from common shares issued, net	3,248	(425)
Change in securities lending collateral	2,737	(2,508)
Third party investment in non-redeemable noncontrolling interests (2)	796,903	—
Third party investment in redeemable noncontrolling interests (2)	219,233	—
Dividends paid to redeemable noncontrolling interests (2)	(9,632)	—
Other	6,559	5,679
Preferred dividends paid	(16,453)	(16,453)
Net Cash Provided By (Used For) Financing Activities	750,676	(71,503)

Effects of exchange rate changes on foreign currency cash	(9,566)	(4,773)

Increase in cash	229,669	65,100
Cash beginning of year	434,057	371,041
Cash end of period	$663,726	$436,141

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

2.    Business Acquired

On January 30, 2014, the Company’s U.S.-based subsidiaries completed the acquisition of the CMG Entities through a stock purchase agreement (“SPA”) from its previous owners, PMI, which has been in rehabilitation under the receivership of the Arizona Department of Insurance since 2011, and CMFG Life Insurance Company (“CUNA Mutual”). In addition, the Company entered into a distribution agreement with CUNA Mutual and a reinsurance agreement with an affiliate of CUNA Mutual. CMG Mortgage Insurance Company has been renamed “Arch Mortgage Insurance Company” (“Arch MI U.S.”). As part of the transaction, Arch MI U.S. obtained approval as an eligible mortgage insurer from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (each a government sponsored enterprise or “GSE”), subject to maintaining certain ongoing requirements.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At closing, the Company paid aggregate consideration of $160.6 million (80% of the actual closing date book value of the CMG Entities) under the SPA and $84.6 million under the APA. Additionally, the SPA contains provisions for contingent consideration payments, subject to an overall maximum payment of 150% of closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by the Company, no additional payments would be due. To determine the fair value of the contingent consideration liability, the Company estimated future payments using a weighted average cost of capital approach at a rate of return of 15% which reflects the industry-weighted average rate of return on debt and equity as required by market participants. The fair value of the contingent consideration liability was $41.8 million at closing. The contingent consideration liability, which is included in ‘other liabilities’ in the consolidated balance sheets, is remeasured at fair value at each balance sheet date ($58.7 million at September 30, 2014) until the contingency is resolved with changes in fair value recognized in ‘net realized gains (losses).’

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

From the acquisition date to September 30, 2014, the Company recorded amortization expense of $15.0 million related to net intangible assets acquired. The Company recognized goodwill of $13.9 million that is primarily attributed to PMI’s assembled workforce, access to the mortgage insurance market and additional synergies to be realized in the future. Under U.S. tax principles, which differentiate between taxable and non-taxable business combinations, the Company estimates that $48.0 million of goodwill is expected to be deductible for tax purposes.

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

Mortgage. Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies related to insured loans are canceled due to repayment by the borrower and the policy is a non-refundable product, the remaining unearned premium related to each canceled policy is recognized as earned premium upon notification of the cancellation.

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

Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain the Company’s business. Other operating expenses also include expenses that vary with, and are directly related to, the acquisition of business. Deferred acquisition costs are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed unearned premiums (including expected future premiums) and anticipated investment income. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

A new accounting standard issued in the 2014 second quarter will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration or payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or financial instruments. The new standard also requires enhanced disclosures about revenue. This accounting guidance is effective in the 2017 first quarter and may be applied on a full retrospective or modified retrospective approach. The Company is currently assessing the impact the implementation of this standard will have on its consolidated financial statements.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-redeemable noncontrolling interests

The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 89% at September 30, 2014. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘amounts attributable to noncontrolling interests.’ The following table sets forth activity in the non-redeemable noncontrolling interests:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Balance, beginning of period	$792,340	$—
Sale of shares to noncontrolling interests	—	796,903
Amounts attributable to noncontrolling interests	(10,320)	(14,883)
Balance, end of period	$782,020	$782,020

Redeemable noncontrolling interests

The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests represent the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford’s board, quarterly cash dividends on the last day of March, June, September, and December. Dividends will accrue from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate as set out on the IRSB18. The Watford Preference Shares may be redeemed by Watford on or after June 30, 2019 or at the option of the preferred shareholders at any time on or after June 30, 2034. Because the redemption features are not solely within the control of Watford, the Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets. Third party investors own 100% of the Watford Preference Shares at September 30, 2014. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘amounts attributable to noncontrolling interests’ in the Company’s consolidated statements of income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Numerator:
Net income	$223,264	$114,825	$614,126	$548,241
Amounts attributable to noncontrolling interests	5,411	—	5,065	—
Net income available to Arch	228,675	114,825	619,191	548,241
Preferred dividends	(5,484)	(5,484)	(16,453)	(16,453)
Net income available to Arch common shareholders	$223,191	$109,341	$602,738	$531,788

Denominator:
Weighted average common shares outstanding — basic	131,945,962	131,495,296	132,151,824	131,262,309
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,156,790	1,124,644	1,134,481	1,094,327
Stock options (1)	2,773,853	3,414,473	3,067,867	3,324,193
Weighted average common shares and common share equivalents outstanding — diluted	135,876,605	136,034,413	136,354,172	135,680,829

Earnings per common share:
Basic	$1.69	$0.83	$4.56	$4.05
Diluted	$1.64	$0.80	$4.42	$3.92
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2014 third quarter and 2013 third quarter, the number of stock options excluded were 1,355,087 and 387,249, respectively. For the nine months ended September 30, 2014 and 2013, the number of stock options excluded were 1,378,249 and 1,735,995, respectively.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended
	September 30, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$726,683	$345,747	$66,389	$1,138,392	$103,483	$1,159,907
Premiums ceded	(187,689)	(83,502)	(7,904)	(278,668)	(3,668)	(200,368)
Net premiums written	538,994	262,245	58,485	859,724	99,815	959,539
Change in unearned premiums	(19,607)	34,303	(5,539)	9,157	(65,045)	(55,888)
Net premiums earned	519,387	296,548	52,946	868,881	34,770	903,651
Other underwriting income	499	215	988	1,702	—	1,702
Losses and loss adjustment expenses	(338,319)	(123,784)	(15,987)	(478,090)	(23,583)	(501,673)
Acquisition expenses, net	(81,775)	(60,205)	(11,958)	(153,938)	(9,609)	(163,547)
Other operating expenses	(83,138)	(36,337)	(17,913)	(137,388)	(1,658)	(139,046)
Underwriting income (loss)	$16,654	$76,437	$8,076	101,167	(80)	101,087

Net investment income				72,239	7,866	80,105
Net realized gains (losses)				31,411	(12,896)	18,515
Net impairment losses recognized in earnings				(8,593)	—	(8,593)
Equity in net income of investment funds accounted for using the equity method				4,966	—	4,966
Other income (loss)				(7,815)	—	(7,815)
Other expenses				(10,434)	—	(10,434)
Interest expense				(4,152)	—	(4,152)
Net foreign exchange gains (losses)				57,611	(1,580)	56,031
Income before income taxes				236,400	(6,690)	229,710
Income tax expense				(6,446)	—	(6,446)
Net income				229,954	(6,690)	223,264
Dividends attributable to redeemable noncontrolling interests				—	(4,909)	(4,909)
Amounts attributable to noncontrolling interests				—	10,320	10,320
Net income available to Arch				229,954	(1,279)	228,675
Preferred dividends				(5,484)	—	(5,484)
Net income available to Arch common shareholders				$224,470	$(1,279)	$223,191

Underwriting Ratios
Loss ratio	65.1%	41.7%	30.2%	55.0%	67.8%	55.5%
Acquisition expense ratio	15.7%	20.3%	22.6%	17.7%	27.6%	18.1%
Other operating expense ratio	16.0%	12.3%	33.8%	15.8%	4.8%	15.4%
Combined ratio	96.8%	74.3%	86.6%	88.5%	100.2%	89.0%

Goodwill and intangible assets	$24,024	$3,939	$83,565	$111,528	$—	$111,528

Total investable assets				$14,584,727	$1,124,048	$15,708,775
Total assets				21,207,667	1,403,018	22,610,685
Total liabilities				15,223,488	304,712	15,528,200
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2013
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$682,839	$330,458	$24,633	$1,036,987	$—	$1,036,987
Premiums ceded	(180,868)	(17,927)	—	(197,852)	—	(197,852)
Net premiums written	501,971	312,531	24,633	839,135	—	839,135
Change in unearned premiums	(22,842)	(9,433)	(11,860)	(44,135)	—	(44,135)
Net premiums earned	479,129	303,098	12,773	795,000	—	795,000
Other underwriting income	545	(19)	—	526	—	526
Losses and loss adjustment expenses	(305,921)	(119,107)	(2,017)	(427,045)	—	(427,045)
Acquisition expenses, net	(82,799)	(61,063)	(3,451)	(147,313)	—	(147,313)
Other operating expenses	(75,734)	(32,108)	(2,334)	(110,176)	—	(110,176)
Underwriting income	$15,220	$90,801	$4,971	110,992	—	110,992

Net investment income				66,083	—	66,083
Net realized losses				(6,022)	—	(6,022)
Net impairment losses recognized in earnings				(728)	—	(728)
Equity in net income of investment funds accounted for using the equity method				5,665	—	5,665
Other income (loss)				624	—	624
Other expenses				(7,894)	—	(7,894)
Interest expense				(5,937)	—	(5,937)
Net foreign exchange losses				(40,562)	—	(40,562)
Income before income taxes				122,221	—	122,221
Income tax expense				(7,396)	—	(7,396)
Net income				114,825	—	114,825
Dividends attributable to redeemable noncontrolling interests				—	—	—
Amounts attributable to noncontrolling interests				—	—	—
Net income available to Arch				114,825	—	114,825
Preferred dividends				(5,484)	—	(5,484)
Net income available to Arch common shareholders				$109,341	$—	$109,341

Underwriting Ratios
Loss ratio	63.8%	39.3%	15.8%	53.7%	—%	53.7%
Acquisition expense ratio	17.3%	20.1%	27.0%	18.5%	—%	18.5%
Other operating expense ratio	15.8%	10.6%	18.3%	13.9%	—%	13.9%
Combined ratio	96.9%	70.0%	61.1%	86.1%	—%	86.1%

Goodwill and intangible assets	$20,653	$8,307	$—	$28,960	$—	$28,960

Total investable assets				$13,282,560	$—	$13,282,560
Total assets				18,930,823	—	18,930,823
Total liabilities				13,487,538	—	13,487,538
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,309,560	$1,212,641	$169,772	$3,690,462	$190,239	$3,726,804
Premiums ceded	(646,082)	(215,623)	(17,622)	(877,816)	(6,428)	(730,347)
Net premiums written	1,663,478	997,018	152,150	2,812,646	183,811	2,996,457
Change in unearned premiums	(158,878)	(23,495)	(9,606)	(191,979)	(133,895)	(325,874)
Net premiums earned	1,504,600	973,523	142,544	2,620,667	49,916	2,670,583
Other underwriting income	1,513	834	2,970	5,317	—	5,317
Losses and loss adjustment expenses	(936,615)	(413,745)	(39,938)	(1,390,298)	(33,133)	(1,423,431)
Acquisition expenses, net	(235,156)	(199,673)	(32,593)	(467,422)	(14,625)	(482,047)
Other operating expenses	(250,111)	(110,198)	(48,077)	(408,386)	(4,402)	(412,788)
Underwriting income (loss)	$84,231	$250,741	$24,906	359,878	(2,244)	357,634

Net investment income				211,690	8,399	220,089
Net realized gains (losses)				102,074	(9,718)	92,356
Net impairment losses recognized in earnings				(26,313)	—	(26,313)
Equity in net income of investment funds accounted for using the equity method				17,459	—	17,459
Other income (loss)				(5,069)	—	(5,069)
Other expenses				(36,512)	(2,329)	(38,841)
Interest expense				(32,890)	—	(32,890)
Net foreign exchange gains (losses)				48,191	(1,017)	47,174
Income before income taxes				638,508	(6,909)	631,599
Income tax expense				(17,473)	—	(17,473)
Net income (loss)				621,035	(6,909)	614,126
Dividends attributable to redeemable noncontrolling interests				—	(9,818)	(9,818)
Amounts attributable to noncontrolling interests				—	14,883	14,883
Net income available to Arch				621,035	(1,844)	619,191
Preferred dividends				(16,453)	—	(16,453)
Net income available to Arch common shareholders				$604,582	$(1,844)	$602,738

Underwriting Ratios
Loss ratio	62.3%	42.5%	28.0%	53.1%	66.4%	53.3%
Acquisition expense ratio	15.6%	20.5%	22.9%	17.8%	29.3%	18.1%
Other operating expense ratio	16.6%	11.3%	33.7%	15.6%	8.8%	15.5%
Combined ratio	94.5%	74.3%	84.6%	86.5%	104.5%	86.9%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2013
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,075,560	$1,099,803	$69,135	$3,241,424	$—	$3,241,424
Premiums ceded	(567,471)	(74,581)	—	(638,978)	—	(638,978)
Net premiums written	1,508,089	1,025,222	69,135	2,602,446	—	2,602,446
Change in unearned premiums	(125,339)	(138,479)	(32,042)	(295,860)	—	(295,860)
Net premiums earned	1,382,750	886,743	37,093	2,306,586	—	2,306,586
Other underwriting income	1,599	367	—	1,966	—	1,966
Losses and loss adjustment expenses	(880,580)	(358,247)	(6,274)	(1,245,101)	—	(1,245,101)
Acquisition expenses, net	(227,806)	(167,497)	(11,279)	(406,582)	—	(406,582)
Other operating expenses	(232,216)	(96,207)	(5,027)	(333,450)	—	(333,450)
Underwriting income	$43,747	$265,159	$14,513	323,419	—	323,419

Net investment income				200,124	—	200,124
Net realized gains				64,970	—	64,970
Net impairment losses recognized in earnings				(3,698)	—	(3,698)
Equity in net income of investment funds accounted for using the equity method				30,429	—	30,429
Other income (loss)				2,702	—	2,702
Other expenses				(32,211)	—	(32,211)
Interest expense				(17,687)	—	(17,687)
Net foreign exchange losses				(2,487)	—	(2,487)
Income before income taxes				565,561	—	565,561
Income tax expense				(17,320)	—	(17,320)
Net income				548,241	—	548,241
Dividends attributable to redeemable noncontrolling interests				—	—	—
Amounts attributable to noncontrolling interests				—	—	—
Net income available to Arch				548,241	—	548,241
Preferred dividends				(16,453)	—	(16,453)
Net income available to Arch common shareholders				$531,788	$—	$531,788

Underwriting Ratios
Loss ratio	63.7%	40.4%	16.9%	54.0%	—%	54.0%
Acquisition expense ratio	16.5%	18.9%	30.4%	17.6%	—%	17.6%
Other operating expense ratio	16.8%	10.8%	13.6%	14.5%	—%	14.5%
Combined ratio	97.0%	70.1%	60.9%	86.1%	—%	86.1%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    Investment Information

At September 30, 2014, total investable assets of $15.71 billion included $14.58 billion managed by the Company and $1.12 billion attributable to Watford.

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
September 30, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,070,353	$29,747	$(30,089)	$3,070,695	$—
Mortgage backed securities	966,848	18,567	(8,349)	956,630	(3,600)
Municipal bonds	1,293,455	31,860	(971)	1,262,566	—
Commercial mortgage backed securities	1,232,092	9,355	(5,976)	1,228,713	—
U.S. government and government agencies	1,551,583	6,433	(2,533)	1,547,683	—
Non-U.S. government securities	1,001,947	11,808	(27,117)	1,017,256	—
Asset backed securities	1,724,651	6,707	(7,175)	1,725,119	(22)
Total	10,840,929	114,477	(82,210)	10,808,662	(3,622)
Equity securities	582,075	78,988	(10,109)	513,196	—
Other investments	431,833	33,114	—	398,719	—
Short-term investments	748,659	407	(6,387)	754,639	—
Total	$12,603,496	$226,986	$(98,706)	$12,475,216	$(3,622)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,267,263	$35,289	$(35,537)	$2,267,511	$(16)
Mortgage backed securities	1,133,095	16,270	(22,209)	1,139,034	(9,269)
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090	(17)
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749	(199)
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272	(19)
Non-U.S. government securities	1,085,861	14,729	(19,363)	1,090,495	—
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356	(3,422)
Total	9,676,857	133,450	(127,100)	9,670,507	(12,942)
Equity securities	496,824	69,487	(5,938)	433,275	—
Other investments	498,310	28,082	(18,459)	488,687	—
Short-term investments	1,478,367	1,654	(871)	1,477,584	—
Total	$12,150,358	$232,673	$(152,368)	$12,070,053	$(12,942)
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

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2014, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $2.1 million, compared to a net unrealized gain of $6.0 million at December 31, 2013.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,549,643	$(22,058)	$193,803	$(8,031)	$1,743,446	$(30,089)
Mortgage backed securities	360,510	(2,809)	124,796	(5,540)	485,306	(8,349)
Municipal bonds	108,444	(470)	21,390	(501)	129,834	(971)
Commercial mortgage backed securities	508,131	(2,769)	94,948	(3,207)	603,079	(5,976)
U.S. government and government agencies	576,459	(2,385)	3,430	(148)	579,889	(2,533)
Non-U.S. government securities	538,957	(22,925)	49,200	(4,192)	588,157	(27,117)
Asset backed securities	802,765	(3,253)	222,099	(3,922)	1,024,864	(7,175)
Total	4,444,909	(56,669)	709,666	(25,541)	5,154,575	(82,210)
Equity securities	187,003	(10,087)	269	(22)	187,272	(10,109)
Other investments	—	—	—	—	—	—
Short-term investments	141,056	(6,387)	—	—	141,056	(6,387)
Total	$4,772,968	$(73,143)	$709,935	$(25,563)	$5,482,903	$(98,706)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,183,625	$(32,837)	$46,673	$(2,700)	$1,230,298	$(35,537)
Mortgage backed securities	778,693	(20,253)	43,634	(1,956)	822,327	(22,209)
Municipal bonds	589,009	(9,422)	6,092	(308)	595,101	(9,730)
Commercial mortgage backed securities	677,617	(15,110)	1,612	(114)	679,229	(15,224)
U.S. government and government agencies	1,144,809	(11,242)	—	—	1,144,809	(11,242)
Non-U.S. government securities	821,506	(15,776)	24,334	(3,587)	845,840	(19,363)
Asset backed securities	692,362	(10,431)	88,629	(3,364)	780,991	(13,795)
Total	5,887,621	(115,071)	210,974	(12,029)	6,098,595	(127,100)
Equity securities	76,563	(5,938)	—	—	76,563	(5,938)
Other investments	165,891	(15,775)	47,316	(2,684)	213,207	(18,459)
Short-term investments	28,170	(871)	—	—	28,170	(871)
Total	$6,158,245	$(137,655)	$258,290	$(14,713)	$6,416,535	$(152,368)
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

At September 30, 2014, on a lot level basis, approximately 2,090 security lots out of a total of approximately 4,920 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.9 million. At December 31, 2013, on a lot level basis, approximately 2,080 security lots out of a total of approximately 4,400 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.5 million.

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

	September 30, 2014		December 31, 2013
Maturity	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$253,946	$250,917	$235,330	$232,652
Due after one year through five years	4,184,904	4,178,652	3,738,500	3,718,920
Due after five years through 10 years	2,213,584	2,207,108	1,966,536	1,979,510
Due after 10 years	264,904	261,523	196,305	198,286
	6,917,338	6,898,200	6,136,671	6,129,368
Mortgage backed securities	966,848	956,630	1,133,095	1,139,034
Commercial mortgage backed securities	1,232,092	1,228,713	1,074,497	1,075,749
Asset backed securities	1,724,651	1,725,119	1,332,594	1,326,356
Total	$10,840,929	$10,808,662	$9,676,857	$9,670,507

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $107.5 million and $109.0 million, respectively, at September 30, 2014, compared to $105.1 million and $105.9 million, respectively, at December 31, 2013. The fair value of the portfolio of collateral backing the Company’s securities lending program was $104.3 million at September 30, 2014, compared to $100.6 million at December 31, 2013. Such amounts included approximately $5.7 million of sub-prime securities at September 30, 2014, compared to $6.3 million at December 31, 2013. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

Other Investments

The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	September 30, 2014	December 31, 2013
Available for sale:
Asian and emerging markets	$275,191	$331,984
Investment grade fixed income	156,642	159,115
Other	—	7,211
Total available for sale	431,833	498,310
Fair value option:
Term loan investments (par value: $1,013,196 and $494,502)	1,001,771	512,076
Asian and emerging markets	25,249	14,054
Investment grade fixed income	76,606	75,062
Other (1)	327,899	172,088
Total fair value option	1,431,525	773,280
Total	$1,863,358	$1,271,590
_________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Fair Value Option

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	September 30, 2014	December 31, 2013
Fixed maturities	$565,754	$448,254
Other investments	1,431,525	773,280
Short-term investments	205,716	—
Investments accounted for using the fair value option	$2,202,995	$1,221,534

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturities	$66,052	$62,447	$194,370	$186,457
Term loan investments	14,065	5,296	26,642	15,539
Equity securities (dividends)	2,779	2,241	8,971	6,828
Short-term investments	905	417	1,417	1,173
Other (1)	7,914	3,753	21,733	14,786
Gross investment income	91,715	74,154	253,133	224,783
Investment expenses	(11,610)	(8,071)	(33,044)	(24,659)
Net investment income	$80,105	$66,083	$220,089	$200,124
_________________________________________________

(1)	Includes dividends on investment funds and other items.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Available for sale securities:
Gross gains on investment sales	$62,727	$47,433	$185,541	$183,306
Gross losses on investment sales	(35,012)	(69,256)	(108,053)	(149,095)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(9,023)	5,599	318	3,955
Other investments	(1,085)	8,221	27,676	8,670
Equity securities	—	—	—	704
Short-term investments	638	—	638	—
Derivative instruments (1)	7,449	1,574	7,083	16,842
Other (2)	(7,179)	407	(20,847)	588
Net realized gains (losses)	$18,515	$(6,022)	$92,356	$64,970
_________________________________________________

(1)	See Note 9 for information on the Company’s derivative instruments.

(2)	Includes accretion of contingent consideration liability amounts related to the acquisition of the CMG Entities (see Note 2 for further details).

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturities:
Mortgage backed securities	$(2)	$(280)	$(2)	$(295)
Corporate bonds	(147)	(88)	(811)	(88)
Asset backed securities	(29)	(20)	(40)	(40)
Total	(185)	(388)	(860)	(423)
Equity securities	(95)	(340)	(373)	(3,275)
Other investments	(8,313)	—	(25,080)	—
Net impairment losses recognized in earnings	$(8,593)	$(728)	$(26,313)	$(3,698)

A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in the 2014 periods is as follows:

•
Other investments — the Company utilized information received from fund managers and positive and negative evidence on the fund investment, including the business prospects, recent events, industry and market data and other factors. Net impairment losses for the 2014 third quarter primarily related to a reduction in the carrying value of a fund investment as the Company decided to redeem its holding in early October 2014. Net impairment losses for the nine months ended September 30, 2014 primarily related to the same fund investment which was in an unrealized loss position and where the Company determined that it did not intend to hold such investment for a reasonable period of time by which the fair value of the fund would increase and the Company would recover its cost. The cost basis of such fund was adjusted down accordingly to its then current fair value based on an analysis performed each quarter;

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

The Company believes that the $3.6 million of OTTI included in accumulated other comprehensive income at September 30, 2014 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At September 30, 2014, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at start of period	$21,441	$61,449	$60,062	$62,001
Credit loss impairments recognized on securities not previously impaired	—	369	—	402
Credit loss impairments recognized on securities previously impaired	151	19	162	21
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(217)	—	(38,849)	(587)
Balance at end of period	$21,375	$61,837	$21,375	$61,837

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

	September 30, 2014	December 31, 2013
Assets used for collateral or guarantees:
Affiliated transactions	$4,159,480	$4,060,533
Third party agreements	941,372	856,890
Deposits with U.S. regulatory authorities	353,091	302,809
Deposits with non-U.S. regulatory authorities	—	6,546
Trust funds	76,110	75,264
Total restricted assets	$5,530,053	$5,302,042

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicate the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the pricing services at September 30, 2014.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $14.87 billion of financial assets and liabilities measured at fair value at September 30, 2014, approximately $420.4 million, or 2.8%, were priced using non-binding broker-dealer quotes. Of the $13.37 billion of financial

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assets and liabilities measured at fair value at December 31, 2013, approximately $601.9 million, or 4.5%, were priced using non-binding broker-dealer quotes.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2014:

		Fair Value Measurement Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,070,353	$—	$3,070,353	$—
Mortgage backed securities	966,848	—	966,848	—
Municipal bonds	1,293,455	—	1,293,455	—
Commercial mortgage backed securities	1,232,092	—	1,232,092	—
U.S. government and government agencies	1,551,583	1,551,583	—	—
Non-U.S. government securities	1,001,947	—	1,001,947	—
Asset backed securities	1,724,651	—	1,724,651	—
Total	10,840,929	1,551,583	9,289,346	—

Equity securities	582,075	582,075	—	—
Other investments	431,833	—	328,750	103,083
Short-term investments	748,659	723,698	24,961	—

Fair value option:
Corporate bonds	452,275	—	452,275	—
Non-U.S. government bonds	70,494	—	70,494	—
Mortgage backed securities	17,919	—	17,919	—
Asset backed securities	25,066	—	25,066	—
Other investments	1,431,525	—	1,008,531	422,994
Short-term investments	205,716	198,077	7,639	—
Total	2,202,995	198,077	1,581,924	422,994
Total assets measured at fair value	$14,806,491	$3,055,433	$11,224,981	$526,077

Liabilities measured at fair value:
Contingent consideration liability	$58,661	$—	$—	$58,661
Total liabilities measured at fair value	$58,661	$—	$—	$58,661
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Assets				Liabilities
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Three Months Ended September 30, 2014
Balance at beginning of period	$—	$103,213	$451,036	$554,249	$53,099
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	(262)	(3,224)	(3,486)	5,562
Included in other comprehensive income	—	132	—	132	—
Purchases, issuances, sales and settlements
Purchases	—	—	18,058	18,058	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	(42,876)	(42,876)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$—	$103,083	$422,994	$526,077	$58,661

Three Months Ended September 30, 2013
Balance at beginning of period	$2,360	$189,893	$290,189	$482,442	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	8,731	8,731	—
Included in other comprehensive income	—	(5,239)	—	(5,239)	—
Purchases, issuances, sales and settlements
Purchases	—	20,000	63,348	83,348	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(271)	—	(3,424)	(3,695)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$2,089	$204,654	$358,844	$565,587	$—
_________________________________________________

(1)
Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Gains or losses on the contingent consideration liability were included in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
	Assets				Liabilities
s	Available-For-Sale		Fair Value Option
	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Nine Months Ended September 30, 2014
Balance at beginning of period	$2,045	$170,420	$377,525	$549,990	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	291	19,222	19,513	16,899
Included in other comprehensive income	—	(1,464)	932	(532)	—
Purchases, issuances, sales and settlements
Purchases	—	—	124,783	124,783	—
Issuances	—	—	—	—	41,762
Sales	(2,045)	(66,164)	—	(68,209)	—
Settlements	—	—	(99,468)	(99,468)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$—	$103,083	$422,994	$526,077	$58,661

Nine Months Ended September 30, 2013
Balance at beginning of period	$98,404	$184,202	$195,350	$477,956	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	4,679	4,762	7,029	16,470	—
Included in other comprehensive income	(3,051)	632	—	(2,419)	—
Purchases, issuances, sales and settlements
Purchases	—	25,000	223,918	248,918	—
Issuances	—	—	—	—	—
Sales	(96,655)	—	—	(96,655)	—
Settlements	(1,288)	(9,942)	(67,453)	(78,683)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Balance at end of period	$2,089	$204,654	$358,844	$565,587	$—
_________________________________________________

(1)
Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Gains or losses on the contingent consideration liability were included in net realized gains (losses).

The amount of total losses for the 2014 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014 was $3.5 million, while the amount of total gains for the nine months ended September 30, 2014 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014 was $14.3 million. The amount of total gains for the 2013 third quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013 was $8.7 million, while the amount of total gains for the nine months ended September 30, 2013 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013 was $13.2 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At September 30, 2014, the senior notes of ACGL were carried at their cost of $300.0 million and had a fair value of $414.8 million while the senior notes of Arch-U.S. were carried at their cost of $500.0 million and had a fair value of $543.1 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2014 or December 31, 2013.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in ‘fixed maturities available for sale, at fair value.’

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value (1)
September 30, 2014
Futures contracts	$437	$(1,797)	$(1,360)	$1,333,987
Foreign currency forward contracts	6,297	(1,783)	4,514	350,938
TBAs	397,193	(407,954)	(10,761)	776,558
Other	3,763	(2,719)	1,044	758,581
Total	$407,690	$(414,253)	$(6,563)

December 31, 2013
Futures contracts	$461	$(110)	$351	$475,967
Foreign currency forward contracts	5,023	(3,090)	1,933	330,746
TBAs	33,455	(21,731)	11,724	56,160
Other	920	(1,541)	(621)	347,916
Total	$39,859	$(26,472)	$13,387
_________________________________________________

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company’s derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At September 30, 2014, asset derivatives and liability derivatives of $203.9 million and $343.7 million, respectively, were subject to a master netting agreement, compared to $28.0 million and $14.6 million, respectively, at December 31, 2013. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
Derivatives not designated as	September 30,		September 30,
hedging instruments	2014	2013	2014	2013
Futures contracts	$(354)	$(2,804)	$4,969	$6,990
Foreign currency forward contracts	6,558	1,344	2,490	8,224
TBAs	660	2,511	353	(699)
Other	585	523	(729)	2,327
Total	$7,449	$1,574	$7,083	$16,842

10.           Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of September 30, 2014, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on June 30, 2019. In addition, the Company had access to secured letter of credit facilities of approximately $192.5 million as of September 30, 2014, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At September 30, 2014, the Company had $421.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $480.9 million, and had $100.0 million of borrowings outstanding under the Credit Agreement which are due on June 30, 2019. The Company was in compliance with all covenants contained in the LOC Facilities at September 30, 2014. As of September 30, 2014, Watford had a $200 million line of credit facility that expires on May 19, 2015. At September 30, 2014, Watford had $3.4 million in outstanding letters of credit under that credit facility. Watford was in compliance with all covenants contained in its credit facility at September 30, 2014.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $941.9 million at September 30, 2014.

11.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program, ACGL has repurchased approximately 114.5 million common shares for an aggregate purchase price of $3.04 billion. For the 2014 third quarter and nine months ended September 30, 2014, ACGL repurchased 4,593,726 common shares for an aggregate purchase price of $251.9 million. During the 2013 third quarter and nine months ended September 30, 2013, ACGL repurchased 26,300 and 1,264,718 common shares, respectively, for an aggregate purchase price of $1.3 million and $57.8 million, respectively. At September 30, 2014, $460.2 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. See Note 16.

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

The Company’s income tax provision on income before income taxes resulted in an expense of 2.8% for the nine months ended September 30, 2014, compared to an expense of 3.1% for the 2013 period. These rates include the tax effect of unusual or infrequent items representing 0.1% and 0.2% of the Company’s effective tax rate for the nine months ended September 30, 2014 and the 2013 period, respectively. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $155.8 million at September 30, 2014, compared to $128.6 million at December 31, 2013. In addition, the Company paid $13.3 million in income taxes for the nine months ended September 30, 2014, while the Company paid $7.6 million for the 2013 period.

13.            Other Comprehensive Income (Loss)

The following table presents details about amounts reclassified from accumulated other comprehensive income:

		Amounts Reclassed from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2014	2013	2014	2013

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$27,715	$(21,825)	$77,488	$37,176
	Other-than-temporary impairment losses	(8,593)	(901)	(26,313)	(3,873)
	Total before tax	19,122	(22,726)	51,175	33,303
	Income tax (expense) benefit	(1,639)	2,025	(4,158)	(1,387)
	Net of tax	$17,483	$(20,701)	$47,017	$31,916

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(90,276)	$343	$(90,619)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains included in net income	19,122	1,639	17,483
Foreign currency translation adjustments	(23,595)	—	(23,595)
Other comprehensive income (loss)	$(132,993)	$(1,296)	$(131,697)

Three Months Ended September 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$41,122	$(104)	$41,226
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(173)	—	(173)
Less reclassification of net realized gains (losses) included in net income	(22,726)	(2,025)	(20,701)
Foreign currency translation adjustments	29,523	—	29,523
Other comprehensive income (loss)	$93,198	$1,921	$91,277

Nine Months Ended September 30, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$100,274	$11,112	$89,162
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains included in net income	51,175	4,158	47,017
Foreign currency translation adjustments	(14,923)	—	(14,923)
Other comprehensive income (loss)	$34,176	$6,954	$27,222

Nine Months Ended September 30, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(229,919)	$(21,054)	$(208,865)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(175)	—	(175)
Less reclassification of net realized gains included in net income	33,303	1,387	31,916
Foreign currency translation adjustments	(4,106)	—	(4,106)
Other comprehensive income (loss)	$(267,503)	$(22,441)	$(245,062)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.            Guarantor Financial Information

The following tables present condensed financial information for ACGL, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a 100% owned subsidiary of ACGL, and ACGL’s other subsidiaries.

	September 30, 2014
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$134	$78,741	$15,031,573	$—	$15,110,448
Cash	5,969	15,710	642,047	—	663,726
Investments in subsidiaries	6,487,180	1,641,236	—	(8,128,416)	—
Due from subsidiaries and affiliates	34	—	405,714	(405,748)	—
Premiums receivable	—	—	1,410,961	(383,757)	1,027,204
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,572,303	(3,758,113)	1,814,190
Contractholder receivables	—	—	1,286,799	—	1,286,799
Prepaid reinsurance premiums	—	—	1,430,149	(1,025,488)	404,661
Deferred acquisition costs, net	—	—	409,174	—	409,174
Other assets	7,412	63,507	2,264,246	(440,682)	1,894,483
Total assets	$6,500,729	$1,799,194	$28,452,966	$(14,142,204)	$22,610,685

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,701,382	$(3,742,648)	$8,958,734
Unearned premiums	—	—	3,328,735	(1,025,488)	2,303,247
Reinsurance balances payable	—	—	615,237	(370,858)	244,379
Contractholder payables	—	—	1,286,799	—	1,286,799
Deposit accounting liabilities	—	—	628,383	(278,533)	349,850
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	5	—	405,743	(405,748)	—
Other liabilities	19,678	58,139	1,597,887	(190,513)	1,485,191
Total liabilities	419,683	558,139	20,564,166	(6,013,788)	15,528,200

Redeemable noncontrolling interests (1)	—	—	219,419	—	219,419

Shareholders’ Equity
Total shareholders’ equity available to Arch	6,081,046	1,241,055	6,887,361	(8,128,416)	6,081,046
Non-redeemable noncontrolling interests (1)	—	—	782,020	—	782,020
Total shareholders’ equity	6,081,046	1,241,055	7,669,381	(8,128,416)	6,863,066

Total liabilities, noncontrolling interests and shareholders’ equity	$6,500,729	$1,799,194	$28,452,966	$(14,142,204)	$22,610,685

(1)     See Note 4.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$2,530	$408,957	$13,200,247	$—	$13,611,734
Cash	3,223	509	430,325	—	434,057
Investments in subsidiaries	6,046,060	1,258,889	—	(7,304,949)	—
Due from subsidiaries and affiliates	2,251	—	405,110	(407,361)	—
Premiums receivable	—	—	1,085,369	(331,445)	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,645,156	(3,840,826)	1,804,330
Contractholder receivables	—	—	1,064,246	—	1,064,246
Prepaid reinsurance premiums	—	—	1,109,312	(780,969)	328,343
Deferred acquisition costs, net	—	—	342,314	—	342,314
Other assets	6,598	60,342	1,714,651	(554,445)	1,227,146
Total assets	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,625,766	$(3,801,070)	$8,824,696
Unearned premiums	—	—	2,677,334	(780,969)	1,896,365
Reinsurance balances payable	—	—	662,394	(466,227)	196,167
Contractholder payables	—	—	1,064,246	—	1,064,246
Deposit accounting liabilities	—	—	758,490	(337,193)	421,297
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	18	10,250	397,093	(407,361)	—
Other liabilities	13,148	33,206	691,699	(122,226)	615,827
Total liabilities	413,166	543,456	18,877,022	(5,915,046)	13,918,598

Redeemable noncontrolling interests	—	—	—	—	—

Shareholders’ Equity
Total shareholders’ equity available to Arch	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496
Non-redeemable noncontrolling interests	—	—	—	—	—
Total shareholders’ equity	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496

Total liabilities, noncontrolling interests and shareholders’ equity	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$903,651	$—	$903,651
Net investment income	—	—	79,936	169	80,105
Net realized gains	—	—	18,515	—	18,515
Net impairment losses recognized in earnings	—	—	(8,593)	—	(8,593)
Other underwriting income	—	—	1,702	—	1,702
Equity in net income of investment funds accounted for using the equity method	—	—	4,966	—	4,966
Other income (loss)	—	—	(7,815)	—	(7,815)
Total revenues	—	—	992,362	169	992,531

Expenses
Losses and loss adjustment expenses	—	—	501,673	—	501,673
Acquisition expenses	—	—	163,547	—	163,547
Other operating expenses	10,056	810	138,614	—	149,480
Interest expense	5,858	6,433	(8,308)	169	4,152
Net foreign exchange gains	—	—	(35,244)	(20,787)	(56,031)
Total expenses	15,914	7,243	760,282	(20,618)	762,821

Income (loss) before income taxes	(15,914)	(7,243)	232,080	20,787	229,710
Income tax benefit (expense)	—	2,097	(8,543)	—	(6,446)
Income (loss) before equity in net income of subsidiaries	(15,914)	(5,146)	223,537	20,787	223,264
Equity in net income of subsidiaries	244,589	10,459	—	(255,048)	—
Net income	228,675	5,313	223,537	(234,261)	223,264
Amounts attributable to noncontrolling interests (1)	—	—	5,411	—	5,411
Net income available to Arch	228,675	5,313	228,948	(234,261)	228,675
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$223,191	$5,313	$228,948	$(234,261)	$223,191

Comprehensive income available to Arch	$96,978	$(10,614)	$104,501	$(93,887)	$96,978
(1)     See Note 4.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$795,000	$—	$795,000
Net investment income	—	—	72,772	(6,689)	66,083
Net realized losses	—	—	(6,022)	—	(6,022)
Net impairment losses recognized in earnings	—	—	(728)	—	(728)
Other underwriting income	—	—	526	—	526
Equity in net income of investment funds accounted for using the equity method	—	—	5,665	—	5,665
Other income (loss)	—	—	624	—	624
Total revenues	—	—	867,837	(6,689)	861,148

Expenses
Losses and loss adjustment expenses	—	—	427,045	—	427,045
Acquisition expenses	—	—	147,313	—	147,313
Other operating expenses	6,975	397	110,698	—	118,070
Interest expense	5,793	7	6,826	(6,689)	5,937
Net foreign exchange losses	—	—	26,815	13,747	40,562
Total expenses	12,768	404	718,697	7,058	738,927

Income (loss) before income taxes	(12,768)	(404)	149,140	(13,747)	122,221
Income tax expense	—	(1,356)	(6,040)	—	(7,396)
Income (loss) before equity in net income of subsidiaries	(12,768)	(1,760)	143,100	(13,747)	114,825
Equity in net income of subsidiaries	127,593	6,839	—	(134,432)	—
Net income	114,825	5,079	143,100	(148,179)	114,825
Amounts attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	114,825	5,079	143,100	(148,179)	114,825
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$109,341	$5,079	$143,100	$(148,179)	$109,341

Comprehensive income available to Arch	$206,102	$18,444	$220,630	$(239,074)	$206,102

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$2,670,583	$—	$2,670,583
Net investment income	—	—	237,317	(17,228)	220,089
Net realized gains	—	—	92,356	—	92,356
Net impairment losses recognized in earnings	—	—	(26,313)	—	(26,313)
Other underwriting income	—	—	5,317	—	5,317
Equity in net income of investment funds accounted for using the equity method	—	—	17,459	—	17,459
Other income (loss)	—	—	(5,069)	—	(5,069)
Total revenues	—	—	2,991,650	(17,228)	2,974,422

Expenses
Losses and loss adjustment expenses	—	—	1,423,431	—	1,423,431
Acquisition expenses	—	—	482,047	—	482,047
Other operating expenses	35,613	2,281	413,735	—	451,629
Interest expense	17,565	19,395	13,158	(17,228)	32,890
Net foreign exchange gains	—	—	(28,449)	(18,725)	(47,174)
Total expenses	53,178	21,676	2,303,922	(35,953)	2,342,823

Income (loss) before income taxes	(53,178)	(21,676)	687,728	18,725	631,599
Income tax benefit (expense)	—	8,179	(25,652)	—	(17,473)
Income (loss) before equity in net income of subsidiaries	(53,178)	(13,497)	662,076	18,725	614,126
Equity in net income of subsidiaries	672,369	41,945	—	(714,314)	—
Net income	619,191	28,448	662,076	(695,589)	614,126
Amounts attributable to noncontrolling interests (1)	—	—	5,065	—	5,065
Net income available to Arch	619,191	28,448	667,141	(695,589)	619,191
Preferred dividends	(16,453)	—	—	—	(16,453)
Net income available to Arch common shareholders	$602,738	$28,448	$667,141	$(695,589)	$602,738

Comprehensive income available to Arch	$646,413	$29,792	$691,968	$(721,760)	$646,413

(1)     See Note 4.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$2,306,586	$—	$2,306,586
Net investment income	—	—	220,074	(19,950)	200,124
Net realized gains	—	—	64,970	—	64,970
Net impairment losses recognized in earnings	—	—	(3,698)	—	(3,698)
Other underwriting income	—	—	1,966	—	1,966
Equity in net income of investment funds accounted for using the equity method	—	—	30,429	—	30,429
Other income (loss)	—	—	2,702	—	2,702
Total revenues	—	—	2,623,029	(19,950)	2,603,079

Expenses
Losses and loss adjustment expenses	—	—	1,245,101	—	1,245,101
Acquisition expenses	—	—	406,582	—	406,582
Other operating expenses	30,608	1,947	333,106	—	365,661
Interest expense	17,456	15	20,166	(19,950)	17,687
Net foreign exchange (gains) losses	—	—	(1,839)	4,326	2,487
Total expenses	48,064	1,962	2,003,116	(15,624)	2,037,518

Income (loss) before income taxes	(48,064)	(1,962)	619,913	(4,326)	565,561
Income tax benefit (expense)	—	1,629	(18,949)	—	(17,320)
Income (loss) before equity in net income of subsidiaries	(48,064)	(333)	600,964	(4,326)	548,241
Equity in net income of subsidiaries	596,305	36,024	—	(632,329)	—
Net income	548,241	35,691	600,964	(636,655)	548,241
Amounts attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	548,241	35,691	600,964	(636,655)	548,241
Preferred dividends	(16,453)	—	—	—	(16,453)
Net income available to Arch common shareholders	$531,788	$35,691	$600,964	$(636,655)	$531,788

Comprehensive income available to Arch	$303,179	$(4,385)	$351,576	$(347,191)	$303,179

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2014
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By Operating Activities	$265,694	$8,407	$822,558	$(297,000)	$799,659
Investing Activities
Purchases of fixed maturity investments	—	(78,509)	(21,952,353)	—	(22,030,862)
Purchases of equity securities	—	—	(366,578)	—	(366,578)
Purchases of other investments	—	—	(1,596,691)	—	(1,596,691)
Proceeds from the sales of fixed maturity investments	—	—	20,284,869	—	20,284,869
Proceeds from the sales of equity securities	—	—	305,034	—	305,034
Proceeds from the sales of other investments	—	—	1,030,901	—	1,030,901
Proceeds from redemptions and maturities of fixed maturity investments	—	—	636,729	—	636,729
Net sales of short-term investments	2,396	408,760	267,232	—	678,388
Change in investment of securities lending collateral	—	—	(2,737)	—	(2,737)
Contributions to subsidiaries	—	(313,207)	(100,000)	413,207	—
Intercompany loans issued	—	—	10,250	(10,250)	—
Purchase of business, net of cash acquired	—	—	(235,578)	—	(235,578)
Purchases of furniture, equipment and other assets	(220)	—	(14,355)	—	(14,575)
Net Cash Provided By (Used For) Investing Activities	2,176	17,044	(1,733,277)	402,957	(1,311,100)
Financing Activities
Purchases of common shares under share repurchase program	(251,919)	—	—	—	(251,919)
Proceeds from common shares issued, net	3,248	—	413,207	(413,207)	3,248
Repayments of intercompany borrowings	—	(10,250)	—	10,250	—
Change in securities lending collateral	—	—	2,737	—	2,737
Third party investment in non-redeemable noncontrolling interests (1)	—	—	796,903	—	796,903
Third party investment in redeemable noncontrolling interests (1)	—	—	219,233	—	219,233
Dividends paid to redeemable noncontrolling interests (1)	—	—	(9,632)	—	(9,632)
Dividends paid to parent	—	—	(297,000)	297,000	—
Other	—	—	6,559	—	6,559
Preferred dividends paid	(16,453)	—	—	—	(16,453)
Net Cash Provided By (Used For) Financing Activities	(265,124)	(10,250)	1,132,007	(105,957)	750,676
Effects of exchange rates changes on foreign currency cash	—	—	(9,566)	—	(9,566)
Increase in cash	2,746	15,201	211,722	—	229,669
Cash beginning of year	3,223	509	430,325	—	434,057
Cash end of period	$5,969	$15,710	$642,047	$—	$663,726

(1)     See Note 4.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2013
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$62,400	$(653)	$659,301	$(94,000)	$627,048
Investing Activities
Purchases of fixed maturity investments	—	—	(12,436,587)	—	(12,436,587)
Purchases of equity securities	—	—	(438,255)	—	(438,255)
Purchases of other investments	—	—	(992,935)	—	(992,935)
Proceeds from the sales of fixed maturity investments	—	—	11,877,419	—	11,877,419
Proceeds from the sales of equity securities	—	—	373,000	—	373,000
Proceeds from the sales of other investments	—	—	813,596	—	813,596
Proceeds from redemptions and maturities of fixed maturity investments	—	—	595,503	—	595,503
Net (purchases) sales of short-term investments	7,789	2,996	(279,753)	—	(268,968)
Change in investment of securities lending collateral	—	—	2,508	—	2,508
Contributions to subsidiaries	(160)	(11,850)	(250)	12,260	—
Intercompany loans issued	—	—	(10,250)	10,250	—
Purchases of furniture, equipment and other assets	(402)	—	(10,551)	—	(10,953)
Net Cash Provided By (Used For) Investing Activities	7,227	(8,854)	(506,555)	22,510	(485,672)
Financing Activities
Purchases of common shares under share repurchase program	(57,796)	—	—	—	(57,796)
Proceeds from common shares issued, net	(425)	—	12,260	(12,260)	(425)
Proceeds from intercompany borrowings	—	10,250	—	(10,250)	—
Change in securities lending collateral	—	—	(2,508)	—	(2,508)
Dividends paid to parent	—	—	(94,000)	94,000	—
Other	—	—	5,679	—	5,679
Preferred dividends paid	(16,453)	—	—	—	(16,453)
Net Cash Provided By (Used For) Financing Activities	(74,674)	10,250	(78,569)	71,490	(71,503)
Effects of exchange rates changes on foreign currency cash	—	—	(4,773)	—	(4,773)
Increase (decrease) in cash	(5,047)	743	69,404	—	65,100
Cash beginning of year	6,417	612	364,012	—	371,041
Cash end of period	$1,370	$1,355	$433,416	$—	$436,141

15.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2014, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.            Subsequent Events

At September 30, 2014, $460.2 million of share repurchases were available under ACGL’s share repurchase program. From October 1 through October 29, 2014, the Company repurchased 1.6 million common shares for an aggregate purchase price of $89.2 million. On November 6, 2014, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.0 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2016. The timing and amount of the repurchase transactions under this authorization will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $6.98 billion in capital at September 30, 2014 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis.

Current Outlook

Our insurance group continued to obtain rate increases above loss cost trends in the primary insurance markets during the 2014 third quarter, slightly below the levels observed in the 2014 second quarter. Our insurance group continues to see its best opportunities in some sectors of the excess and surplus market and in its binding authority and program business. Competitive conditions have negatively affected primary property rates resulting in lower premium volume. In our reinsurance business, we see a continued softening of terms and conditions with property catastrophe business remaining under pressure due to the alternative capacity in the market. Also, cedents continue to request additional ceding commissions on quota share contracts and reinsurance buyers continue to shift business to excess of loss treaties. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts.

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

Deterioration in economic conditions could have a material impact on the frequency and severity of claims and, therefore, could negatively impact our underwriting returns. In addition, volatility in the financial markets could significantly affect our investment returns, reported results and shareholders’ equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses and in determining our investment strategies.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2014, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $658 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $608 million and $451 million, respectively. Based on in-force exposure estimated as of July 1, 2014, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $674 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $623 million and $426 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of October 1, 2014, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 51% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of total shareholders’ equity available to Arch from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. Actual losses may also increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2013 Form 10-K.

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $44.04 at September 30, 2014, compared to $43.73 at June 30, 2014 and $38.34 at September 30, 2013. The 0.7% increase in the 2014 third quarter was driven by underwriting returns, offset by the impact of foreign exchange and investment returns, while the 14.9% increase for the trailing twelve months was driven by underwriting and investment returns.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 9.7% for the 2014 third quarter, compared to 11.9% for the 2013 third quarter, and 11.2% for the nine months ended September 30, 2014, compared to 11.9% for the 2013 period. The lower level of Operating ROAE for the 2014 third quarter primarily resulted from a lower level of underwriting income, reflecting an increase in attritional large losses and changes in mix of business, partially offset by a lower level of catastrophic activity. Operating ROAE for the 2014 periods also reflected a higher level of average common shareholders’ equity compared to the 2013 periods. Our Operating ROAE also reflects the impact of new initiatives, such as our U.S. mortgage business, which required an upfront capital commitment but will take time to contribute significantly to our returns.

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

At September 30, 2014, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.49 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of investments managed by Arch compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2014 third quarter	(0.51)%	(0.89)%
2013 third quarter	1.43%	1.36%

Nine Months Ended September 30, 2014	2.32%	2.17%
Nine Months Ended September 30, 2013	0.31%	0.38%

Total return for the 2014 third quarter reflected the impact of the U.S. Dollar strengthening against the Euro, British Pound Sterling and other major currencies on non-U.S. Dollar denominated investments. Excluding foreign exchange, total return was 0.21% for the 2014 third quarter, compared to 0.84% for the 2013 third quarter, and 2.89% for the nine months ended September 30, 2014, compared to 0.27% for the 2013 period.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to Arch common shareholders to net income available to Arch common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
After-tax operating income available to Arch common shareholders	$142,055	$149,205	$467,128	$442,974
Net realized gains (losses), net of tax	27,476	(3,442)	96,016	65,260
Net impairment losses recognized in earnings, net of tax	(8,593)	(728)	(26,313)	(3,698)
Equity in net income of investment funds accounted for using the equity method, net of tax	4,765	5,665	16,983	30,429
Net foreign exchange gains (losses), net of tax	57,488	(41,359)	48,924	(3,177)
Net income available to Arch common shareholders	$223,191	$109,341	$602,738	$531,788

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Gross premiums written	$726,683	$682,839	6.4	$2,309,560	$2,075,560	11.3
Premiums ceded	(187,689)	(180,868)		(646,082)	(567,471)
Net premiums written	538,994	501,971	7.4	1,663,478	1,508,089	10.3
Change in unearned premiums	(19,607)	(22,842)		(158,878)	(125,339)
Net premiums earned	519,387	479,129	8.4	1,504,600	1,382,750	8.8
Other underwriting income	499	545		1,513	1,599
Losses and loss adjustment expenses	(338,319)	(305,921)		(936,615)	(880,580)
Acquisition expenses, net	(81,775)	(82,799)		(235,156)	(227,806)
Other operating expenses	(83,138)	(75,734)		(250,111)	(232,216)
Underwriting income	$16,654	$15,220	9.4	$84,231	$43,747	92.5

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	65.1%	63.8%	1.3	62.3%	63.7%	(1.4)
Acquisition expense ratio	15.7%	17.3%	(1.6)	15.6%	16.5%	(0.9)
Other operating expense ratio	16.0%	15.8%	0.2	16.6%	16.8%	(0.2)
Combined ratio	96.8%	96.9%	(0.1)	94.5%	97.0%	(2.5)

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

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$129,227	24	$110,637	22	$378,189	23	$322,892	21
Professional lines	119,798	22	124,004	25	357,117	22	370,019	25
Construction and national accounts	55,342	10	48,545	10	230,010	14	204,933	14
Property, energy, marine and aviation	53,485	10	77,201	15	200,771	12	242,487	16
Excess and surplus casualty	50,552	10	44,794	9	153,281	9	101,056	7
Travel, accident and health	44,500	8	32,158	6	119,731	7	82,068	5
Lenders products	27,799	5	22,610	5	74,714	4	78,364	5
Other	58,291	11	42,022	8	149,665	9	106,270	7
Total	$538,994	100	$501,971	100	$1,663,478	100	$1,508,089	100

2014 Third Quarter versus 2013 Third Quarter. Gross premiums written by the insurance segment in the 2014 third quarter were 6.4% higher than in the 2013 third quarter, while net premiums written were 7.4% higher than in the 2013 third quarter. The growth in net premiums written primarily resulted from increases in: programs; travel, accident and health; alternative markets; construction and national accounts; and excess and surplus casualty. Such amounts were partially offset by reductions in property, energy, marine and aviation business and professional lines. The increase in programs reflects underlying exposure growth and rate increases in existing programs and new business while the growth in travel, accident and health primarily resulted from expansion in existing and new distribution channels. The higher level of alternative markets reflected new accounts resulting from a renewal rights agreement entered into in the 2014 second quarter, growth in construction and national accounts primarily reflected new national accounts business written while growth in excess and surplus casualty primarily resulted from contract binding business. The decrease in property, energy, marine and aviation reflected reductions in property and marine business in response to current market conditions while the lower level of professional lines business was primarily due to a continued strategic reduction in exposure to international business.

Nine Months Ended September 30, 2014 versus 2013. Gross premiums written by the insurance segment for the nine months ended September 30, 2014 were 11.3% higher than in the 2013 period, while net premiums written were 10.3% higher than in the 2013 period. The differential in gross versus net premiums written primarily resulted from growth in alternative markets business which is subject to a high level of cessions, primarily to captives, and reflects increases in lines such as programs and contract binding (which was launched in early 2013), both of which are retained at a high level. The growth in net premiums written primarily resulted from increases in: programs; excess and surplus casualty; alternative markets; travel, accident and health; and construction and national accounts. Such amounts were partially offset by reductions in professional lines and property, energy, marine and aviation lines. The increase in program business resulted from new business, underlying exposure growth and rate strengthening within existing programs. The growth in excess and surplus casualty primarily resulted from contract binding business along with rate increases while the increase in alternative markets reflected new accounts written resulting from a renewal rights agreement entered into in the 2014 second quarter. Growth in travel, accident and health primarily resulted from expansion in existing and new distribution channels while the increase in construction and national accounts primarily resulted from growth in existing accounts and rate increases. The decrease in professional lines was primarily due to a continued strategic reduction in exposure to international business while the reduction in property lines reflected reductions in property and marine business in response to current market conditions.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$118,087	23	$99,250	21	$341,311	23	$280,802	20
Professional lines	118,204	23	124,021	26	346,979	23	374,218	27
Construction and national accounts	68,229	13	65,335	14	209,282	14	183,410	13
Property, energy, marine and aviation	59,432	11	77,437	16	187,242	12	227,420	17
Excess and surplus casualty	48,716	9	31,458	6	131,423	9	82,866	6
Travel, accident and health	34,991	7	23,086	5	93,701	6	69,171	5
Lenders products	23,591	5	24,573	5	70,186	5	74,477	5
Other	48,137	9	33,969	7	124,476	8	90,386	7
Total	$519,387	100	$479,129	100	$1,504,600	100	$1,382,750	100

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2014 third quarter were 8.4% higher than in the 2013 third quarter and 8.8% higher for the nine months ended September 30, 2014 than in the 2013 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current year	67.3%	67.5%	65.4%	66.5%
Prior period reserve development	(2.2)%	(3.7)%	(3.1)%	(2.8)%
Loss ratio	65.1%	63.8%	62.3%	63.7%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio in the 2014 third quarter was 0.2 points lower than in the 2013 third quarter and 1.1 points lower for the nine months ended September 30, 2014 than in the 2013 period. The 2014 third quarter loss ratio reflected 0.4 points of current year catastrophic activity, compared to 2.6 points in the 2013 third quarter, and reflected a higher level of non-catastrophic large loss activity, primarily in aviation war business. The loss ratio for the nine months ended September 30, 2014 reflected 0.6 points of current year catastrophic activity, compared to 1.4 points for the 2013 period. The loss ratios for the 2014 periods also reflected the impact of rate improvement on net premiums earned over the previous five quarters and changes in the mix of business.

Prior Period Reserve Development.

2014 Third Quarter: The insurance segment’s net favorable development of $11.4 million, or 2.2 points, consisted of $15.3 million of net favorable development in short-tailed lines and $3.9 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2011 to 2013 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2013 named catastrophic events was favorable by $2.1 million in the quarter. Net adverse development in medium-tailed and long-tailed lines reflected increases in construction reserves of $8.4 million, primarily resulting from higher reported losses in the 2009 to 2011 accident years, and increases in program reserves of $7.5 million, reflecting higher reported losses in the 2011 and 2012 accident years. In addition, the insurance segment results reflected favorable development in professional lines of $6.9 million and in marine and other of $5.1 million.

2013 Third Quarter: The insurance segment’s net favorable development of $17.5 million, or 3.7 points, consisted of $24.9 million of net favorable development in short-tailed lines and $7.4 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2007 to 2012 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $6.9 million in the quarter. Net adverse development in medium-tailed and long-tailed lines reflected increases of $16.3 million in program reserves, primarily due to a small number of programs, $4.5 million in casualty reserves, primarily from the 2006 and 2008 accident years, and $5.2 million in construction reserves, spread between the 2007 to 2010 accident years. Such amounts were partially offset by reductions of $7.4 million in healthcare reserves, $4.7 million in executive assurance reserves and $4.6 million in excess workers' compensation reserves, all spread across various accident years.

Nine Months Ended September 30, 2014: The insurance segment’s net favorable development of $46.4 million, or 3.1 points, consisted of $56.0 million of net favorable development in short-tailed lines and $9.6 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2008 to 2013 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2013 named catastrophic events was favorable by $8.3 million for the 2014 period. Net adverse development in medium-tailed and long-tailed lines reflected increases in construction reserves of $22.4 million, reflecting higher reported losses in the 2009 to 2012 accident years, and in program reserves of $21.3 million, reflecting higher reported losses in the 2011 to 2013 accident years. In addition, the insurance segment results reflected favorable development in professional lines of $18.8 million and in marine and other of $15.3 million.

Nine Months Ended September 30, 2013: The insurance segment’s net favorable development of $38.5 million, or 2.8 points, consisted of $52.7 million of net favorable development in short-tailed lines, partially offset by $14.2 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2008 to 2011 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2012 named catastrophic events was favorable by $15.5 million in the period. Net adverse development in medium-tailed and long-tailed lines included increases of $19.1 million in program reserves, primarily due to a small number of programs, $14.9 million in casualty reserves, primarily related to claims from the two most recent accident years on certain Canadian accounts which were non-renewed, and $10.5 million in construction reserves, spread between the 2007 to 2010 accident years, partially offset by reductions of $14.9 million in healthcare reserves, $4.6 million in national accounts, $4.5 million in marine, and $4.2 million in excess workers' compensation, all spread across various accident years.

Underwriting Expenses.

2014 Third Quarter versus 2013 Third Quarter: The insurance segment’s underwriting expense ratio was 31.7% in the 2014 third quarter, compared to 33.1% in the 2013 third quarter. The acquisition expense ratio was 15.7% in the 2014 third quarter, compared to 17.3% in the 2013 third quarter. The comparison of the 2014 third quarter and 2013 third quarter acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. In addition, the acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the 2014 third quarter ratio by 0.6 points, compared to 0.9 points in the 2013 third quarter. The other operating expense ratio was 16.0% for the 2014 third quarter, compared to 15.8% for the 2013 third quarter, as a higher level of aggregate expenses was substantially offset by growth in net premiums earned.

Nine Months Ended September 30, 2014 versus 2013: The insurance segment’s underwriting expense ratio was 32.2% for the nine months ended September 30, 2014, compared to 33.3% in the 2013 period. The acquisition expense ratio was 15.6% for the nine months ended September 30, 2014, compared to 16.5% in the 2013 period. The acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the ratio by 0.8 points for the nine months ended September 30, 2014, compared to 0.4 points in the 2013 period. The other operating expense ratio was 16.6% for the nine months ended September 30, 2014, compared to 16.8% for the 2013 period, reflecting the higher level of net premiums earned.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Gross premiums written	$345,747	$330,458	4.6	$1,212,641	$1,099,803	10.3
Premiums ceded	(83,502)	(17,927)		(215,623)	(74,581)
Net premiums written	262,245	312,531	(16.1)	997,018	1,025,222	(2.8)
Change in unearned premiums	34,303	(9,433)		(23,495)	(138,479)
Net premiums earned	296,548	303,098	(2.2)	973,523	886,743	9.8
Other underwriting income	215	(19)		834	367
Losses and loss adjustment expenses	(123,784)	(119,107)		(413,745)	(358,247)
Acquisition expenses, net	(60,205)	(61,063)		(199,673)	(167,497)
Other operating expenses	(36,337)	(32,108)		(110,198)	(96,207)
Underwriting income	$76,437	$90,801	(15.8)	$250,741	$265,159	(5.4)

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	41.7%	39.3%	2.4	42.5%	40.4%	2.1
Acquisition expense ratio	20.3%	20.1%	0.2	20.5%	18.9%	1.6
Other operating expense ratio	12.3%	10.6%	1.7	11.3%	10.8%	0.5
Combined ratio	74.3%	70.0%	4.3	74.3%	70.1%	4.2

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

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty	$84,702	32	$125,666	40	$338,032	34	$318,483	31
Casualty	64,048	24	58,893	19	258,584	26	207,640	20
Property excluding property catastrophe	77,186	30	78,085	25	227,200	23	230,083	22
Property catastrophe	24,056	9	33,810	11	130,554	13	210,826	21
Marine and aviation	9,767	4	13,283	4	33,558	3	50,744	5
Other	2,486	1	2,794	1	9,090	1	7,446	1
Total	$262,245	100	$312,531	100	$997,018	100	$1,025,222	100

Pro rata	$160,472	61	$208,701	67	$458,332	46	$467,155	46
Excess of loss	101,773	39	103,830	33	538,686	54	558,067	54
Total	$262,245	100	$312,531	100	$997,018	100	$1,025,222	100

2014 Third Quarter versus 2013 Third Quarter. Gross premiums written by the reinsurance segment in the 2014 third quarter were 4.6% higher than in the 2013 third quarter, while net premiums written were 16.1% lower than in the 2013 third quarter. The differential in gross versus net premiums written primarily reflects retrocessions of premiums to Watford Re (included in the ‘other’ segment) in the 2014 third quarter. The lower level of net premiums written reflected decreases in other specialty, property catastrophe and marine and aviation lines, partially offset by growth in casualty business. Other specialty premiums in the 2013 third quarter included $55.2 million from a multi-line quota share reinsurance agreement which was not expected to, and did not, recur in 2014, partially offset by increases in accident and health and motor business. The reduction in property catastrophe and marine and aviation business reflected non-renewals and share decreases in response to current market conditions and a higher usage of retrocessional coverage. The increase in casualty premiums reflected new international excess motor business as well as quota shares of U.S. professional liability business which were written after June 30, 2013, partially offset by cessions to Watford Re.

Nine Months Ended September 30, 2014 versus 2013. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2014 were 10.3% higher than in the 2013 period, while net premiums written were 2.8% lower than in the 2013 period. The differential in gross versus net premiums written primarily reflects retrocessions of premiums to Watford Re (included in the ‘other’ segment) for the nine months ended September 30, 2014.. The growth in net premiums written reflected increases in casualty and other specialty lines, partially offset by reductions in property catastrophe and marine lines. Growth in casualty premiums reflected new international excess motor business as well as quota shares of U.S. professional liability business which were written after June 30, 2013, partially offset by cessions to Watford Re, while the increase in other specialty premiums primarily reflected a higher level of accident and health business. In addition, other specialty premiums in the 2013 period included $55.2 million from a multi-line quota share reinsurance agreement which was not expected to, and did not, recur in 2014. The reduction in property lines reflected market conditions, selected non-renewals and a higher usage of retrocessional coverage.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty	$97,337	33	$103,565	34	$330,779	34	$272,666	31
Casualty	79,477	27	59,324	20	248,399	25	169,251	19
Property excluding property catastrophe	71,663	24	69,975	23	216,209	22	201,857	23
Property catastrophe	32,423	11	48,595	16	122,087	13	176,160	20
Marine and aviation	13,110	4	18,566	6	47,264	5	59,062	6
Other	2,538	1	3,073	1	8,785	1	7,747	1
Total	$296,548	100	$303,098	100	$973,523	100	$886,743	100

Pro rata	$156,830	53	$159,930	53	$522,611	54	$431,416	49
Excess of loss	139,718	47	143,168	47	450,912	46	455,327	51
Total	$296,548	100	$303,098	100	$973,523	100	$886,743	100

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned for the 2014 third quarter were 2.2% lower than in the 2013 third quarter and 9.8% higher for the nine months ended September 30, 2014 than in the 2013 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current year	62.3%	56.3%	63.1%	57.8%
Prior period reserve development	(20.6)%	(17.0)%	(20.6)%	(17.4)%
Loss ratio	41.7%	39.3%	42.5%	40.4%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio in the 2014 third quarter was 6.0 points higher than in the 2013 third quarter and 5.3 points higher for the nine months ended September 30, 2014 than in the 2013 period. The 2014 third quarter loss ratio reflected 4.6 points of current year catastrophic activity, compared to 2.0 points in the 2013 third quarter. The loss ratio for the nine months ended September 30, 2014 reflected 3.2 points of current year catastrophic activity, compared to 5.7 points for the 2013 period. The current year loss ratio for the 2014 third quarter and nine months ended September 30, 2014 also reflects changes in the mix of business earned due, in part, to a lower contribution from property catastrophe business.

Prior Period Reserve Development.

2014 Third Quarter: The reinsurance segment’s net favorable development of $61.0 million, or 20.6 points, consisted of $26.1 million from short-tailed lines and $34.9 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $18.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2013 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development from the 2005 to 2013 named catastrophic events of $3.5 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $29.8 million, primarily from the 2005 to 2010 underwriting years based on varying levels of reported and paid claims activity, and a reduction of $4.8 million in marine and aviation reserves, across all underwriting years.

2013 Third Quarter: The reinsurance segment’s net favorable development of $51.4 million, or 17.0 points, consisted of $29.0 million from short-tailed lines and $22.4 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $23.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2010 to 2012 underwriting years. Contained within this amount was favorable development from the 2005 to 2012 named catastrophic events of $8.4 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2008 underwriting years based on varying levels of reported and paid claims activity.

Nine Months Ended September 30, 2014: The reinsurance segment’s net favorable development of $200.5 million, or 20.6 points, consisted of $114.5 million from short-tailed lines and $86.0 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $86.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2013 underwriting years. Contained within this release was favorable development from the 2005 to 2013 named catastrophic events of $12.2 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $69.9 million, primarily from the 2003 to 2010 underwriting years based on varying levels of reported and paid claims activity, and a reduction of $13.4 million in marine and aviation reserves, across all underwriting years.

Nine Months Ended September 30, 2013: The reinsurance segment’s net favorable development of $154.3 million, or 17.4 points, consisted of $87.0 million of net favorable development in short-tailed lines and $67.3 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $92.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2012 underwriting years. Contained within this amount was favorable development from the 2005 to 2012 named catastrophic events of $27.6 million. The net reduction of loss estimates for the reinsurance segment's short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Such amounts were partially offset by an increase in estimates for U.S. crop hail losses of $8.6 million. Favorable development in long-tailed lines reflected reductions in casualty reserves, primarily from the 2002 to 2008 underwriting years based on varying levels of reported and paid claims activity, while favorable development in medium-tailed lines was across most underwriting years.

Underwriting Expenses.

2014 Third Quarter versus 2013 Third Quarter: The underwriting expense ratio for the reinsurance segment was 32.6% in the 2014 third quarter, compared to 30.7% in the 2013 third quarter. The acquisition expense ratio for the 2014 third quarter was 20.3%, compared to 20.1% for the 2013 third quarter. The acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the 2014 third quarter acquisition expense ratio by 0.2 points. In addition, the comparison of the acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The operating expense ratio for the 2014 third quarter was 12.3%, compared to 10.6% in the 2013 third quarter, reflecting a higher level of aggregate expenses due, in part, to selected expansion of the reinsurance segment's operating platform.

Nine Months Ended September 30, 2014 versus 2013: The underwriting expense ratio for the reinsurance segment was 31.8% for the nine months ended September 30, 2014, compared to 29.7% in the 2013 period. The acquisition expense ratio was 20.5% for the nine months ended September 30, 2014, compared to 18.9% in the 2013 period. The 2014 ratio reflected a higher level of premiums earned on a pro rata basis, including two large contracts entered into in the second half of 2013, which resulted in a higher level of ceding commissions. The acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the acquisition expense ratio by 0.2 points, compared to a 0.1 point reduction in the 2013 period. The operating expense ratio for the nine months ended September 30, 2014 was 11.3%, compared to 10.8% in the 2013 period.

Mortgage Segment

The following table sets forth our mortgage segment’s underwriting results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Gross premiums written	$66,389	$24,633	169.5	$169,772	$69,135	145.6
Premiums ceded	(7,904)	—		(17,622)	—
Net premiums written	58,485	24,633	137.4	152,150	69,135	120.1
Change in unearned premiums	(5,539)	(11,860)		(9,606)	(32,042)
Net premiums earned	52,946	12,773	314.5	142,544	37,093	284.3
Other underwriting income	988	—		2,970	—
Losses and loss adjustment expenses	(15,987)	(2,017)		(39,938)	(6,274)
Acquisition expenses, net	(11,958)	(3,451)		(32,593)	(11,279)
Other operating expenses	(17,913)	(2,334)		(48,077)	(5,027)
Underwriting income	$8,076	$4,971	62.5	$24,906	$14,513	71.6

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	30.2%	15.8%	14.4	28.0%	16.9%	11.1
Acquisition expense ratio	22.6%	27.0%	(4.4)	22.9%	30.4%	(7.5)
Other operating expense ratio	33.8%	18.3%	15.5	33.7%	13.6%	20.1
Combined ratio	86.6%	61.1%	25.5	84.6%	60.9%	23.7

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

Premiums Written.

The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums written by client location:
United States	$54,639	93	$14,824	60	137,306	90	50,382	73
Other	3,846	7	9,809	40	14,844	10	18,753	27
Total	$58,485	100	$24,633	100	$152,150	100	$69,135	100

Net premiums written by underwriting location:
United States	$32,229	55	$—	—	$73,554	48	$—	—
Other	26,256	45	24,633	100	78,596	52	69,135	100
Total	$58,485	100	$24,633	100	$152,150	100	$69,135	100

2014 Third Quarter versus 2013 Third Quarter. Net premiums written in the 2014 third quarter included $32.2 million of business underwritten by Arch MI U.S., including $24.6 million from credit union clients and $7.6 million from other lenders. Amounts written from other lenders primarily resulted from lender paid mortgage insurance single premium transactions in the 2014 third quarter. In addition, net premiums written included $8.8 million from the 100% quota share indemnity reinsurance agreement with PMI for performing certificates of insurance that were issued by PMI from 2009 to 2011, while premiums on reinsurance treaties covering U.S. and international mortgages were substantially unchanged. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period. The persistency rate of the Arch MI U.S. portfolio of mortgage loans was 81.2% at September 30, 2014, compared to 80.5% at June 30, 2014.

Nine Months Ended September 30, 2014 versus 2013. Net premiums written for the nine months ended September 30, 2014 included $73.6 million of business underwritten by Arch MI U.S. (representing activity from February to June 2014), including $65.7 million from credit union clients and $7.9 million from other lenders. In addition, net premiums written included $24.8 million from the PMI quota share agreement noted above. The mortgage segment’s net premiums written also included other reinsurance treaties covering U.S. and international mortgages.

Arch MI U.S. generated $1.98 billion of new insurance written (“NIW”) during the 2014 third quarter and $3.56 billion of NIW for the nine months ended September 30, 2014 (including activity for January 2014 for comparability purposes), primarily for credit union clients. NIW represents the original principal balance of all loans that received coverage during the period.

The following table provides details on the NIW generated by Arch MI U.S. for the 2014 periods:

(U.S. Dollars in millions)	Three Months Ended						Nine Months Ended
	September 30, 2014		June 30, 2014		March 31, 2014 (1)		September 30, 2014 (1)

Total new insurance written (NIW)	$1,982		$941		$639		$3,562

Total NIW by credit quality (FICO score):
>=740	$1,279	64.6%	$534	56.8%	$375	58.7%	$2,188	61.4%
680-739	629	31.7%	339	36.0%	225	35.2%	$1,193	33.5%
620-679	74	3.7%	68	7.2%	39	6.1%	$181	5.1%
Total	$1,982	100.0%	$941	100.0%	$639	100.0%	$3,562	100.0%

Total NIW by LTV:
95.01% and above	$81	4.1%	$70	7.4%	$45	7.0%	$196	5.5%
90.01% to 95.00%	904	45.6%	500	53.1%	330	51.6%	$1,734	48.7%
85.01% to 90.00%	646	32.6%	265	28.2%	186	29.1%	$1,097	30.8%
85.01% and below	351	17.7%	106	11.3%	78	12.3%	$535	15.0%
Total	$1,982	100.0%	$941	100.0%	$639	100.0%	$3,562	100.0%

Total NIW purchase vs. refinance:
Purchase	$1,234	62.3%	$786	83.5%	$487	76.2%	$2,507	70.4%
Refinance	748	37.7%	155	16.5%	152	23.8%	$1,055	29.6%
Total	$1,982	100.0%	$941	100.0%	$639	100.0%	$3,562	100.0%
_________________________________________________

(1)	Includes activity for January 2014 for comparability purposes (pre-acquisition date).

Net Premiums Earned.

Net premiums earned for the 2014 periods were substantially higher than in the 2013 periods, primarily due to the acquisition of Arch MI U.S. along with a higher earned contribution from the mortgage segment’s quota share reinsurance business.

Losses and Loss Adjustment Expenses.

The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current year	31.6%	15.8%	29.2%	16.9%
Prior period reserve development	(1.4)%	—%	(1.2)%	—%
Loss ratio	30.2%	15.8%	28.0%	16.9%

Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with mortgage insurance industry practice. Because our mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established for the nine months ended September 30, 2014.

The mortgage segment’s current year loss ratio was 15.8 points higher in the 2014 third quarter compared to the 2013 third quarter and 12.3 points higher for the nine months ended September 30, 2014 than in the 2013 period. The current year loss ratio for the 2014 periods reflect changes in the mix of business earned, resulting in part from our acquisition of Arch MI U.S., when compared to the 2013 periods. The mortgage segment’s net favorable development for the 2014 third quarter of $0.7 million, or 1.4 points, and $1.8 million, or 1.2 points, for the nine months ended September 30, 2014 was spread across a number of underwriting years.

Underwriting Expenses.

2014 Third Quarter versus 2013 Third Quarter. The underwriting expense ratio for the mortgage segment was 56.4% in the 2014 third quarter, compared to 45.3% in the 2013 third quarter. The acquisition expense ratio was 22.6% for the 2014 third quarter, compared to 27.0% for the 2013 third quarter. The operating expense ratio was 33.8% for the 2014 third quarter, compared to 18.3% in the 2013 third quarter. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business, the underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale with respect to non-credit union clientele.

Nine Months Ended September 30, 2014 versus 2013. The underwriting expense ratio for the mortgage segment was 56.6% for the nine months ended September 30, 2014, compared to 44.0% for the 2013 period. The acquisition expense ratio was 22.9% for the nine months ended September 30, 2014, compared to 30.4% for the 2013 period. The operating expense ratio was 33.7% for the nine months ended September 30, 2014, compared to 13.6% in the 2013 period. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business, the underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale with respect to non-credit union clientele.

Other Segment

The following table sets forth our ‘other’ segment’s results:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Gross premiums written	$103,483	$190,239
Premiums ceded	(3,668)	(6,428)
Net premiums written	99,815	183,811
Change in unearned premiums	(65,045)	(133,895)
Net premiums earned	34,770	49,916
Losses and loss adjustment expenses	(23,583)	(33,133)
Acquisition expenses, net	(9,609)	(14,625)
Other operating expenses	(1,658)	(4,402)
Underwriting income (loss)	(80)	(2,244)

Net investment income	$7,866	$8,399
Other expenses	—	(2,329)
Net realized gains	(12,896)	(9,718)
Net foreign exchange gains	(1,580)	(1,017)
Net income (loss)	(6,690)	(6,909)
Dividends attributable to redeemable noncontrolling interests (1)	(4,909)	(9,818)
Net income (loss) attributable to common interests	(11,599)	(16,727)
Amounts attributable to nonredeemable noncontrolling interests (1)	10,320	14,883
Net income (loss) available to Arch	$(1,279)	$(1,844)
Underwriting Ratios
Loss ratio	67.8%	66.4%
Acquisition expense ratio	27.6%	29.3%
Other operating expense ratio	4.8%	8.8%
Combined ratio	100.2%	104.5%

Total investable assets	$1,124,048
Total assets	1,403,018
Total liabilities	304,712
_________________________________________________
(1)     Recorded as ‘amounts attributable to noncontrolling interests’ in the consolidated statements of income.

As noted earlier, the ‘other’ segment includes the results of Watford. Watford has its own management and board of directors and is responsible for the overall profitability of its results. We act as Watford’s reinsurance manager and Highbridge Principal Strategies, a subsidiary of JPMorgan Chase & Co., manages Watford’s investment assets, each under a long term services agreement. We invested $100.0 million to acquire approximately 11% of Watford’s common equity and a warrant to purchase additional common equity. We performed an analysis of Watford and concluded that Watford is a variable interest entity (“VIE”) and concluded that we are the primary beneficiary of Watford. As such, 100% of the results of Watford are included in our consolidated financial statements. Management measures segment performance for the ‘other’ segment based on net income or loss. See note 4, “Variable Interest Entity and Noncontrolling Interests” of the notes accompanying our consolidated financial statements for additional information. Watford’s premiums written are primarily in longer-tail lines, including casualty and other specialty treaties. In addition, Watford’s operating expenses for the nine months ended September 30, 2014 included $2.3 million of non-recurring initial costs (shown in the table above as ‘other expenses’).

Other Income or Expense Items (excluding amounts related to the ‘other’ segment)

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturities	$64,461	$62,447	$191,409	$186,457
Term loan investments	5,717	5,296	16,619	15,539
Equity securities (dividends)	2,779	2,241	8,971	6,828
Short-term investments	152	417	660	1,173
Other (1)	7,896	3,753	21,681	14,786
Gross investment income	81,005	74,154	239,340	224,783
Investment expenses (2)	(8,766)	(8,071)	(27,650)	(24,659)
Net investment income	$72,239	$66,083	$211,690	200,124
_________________________________________________

(1)	Includes income on other investments, funds held balances, cash balances and other.

(2)
Investment expenses were approximately 0.26% of average invested assets for the 2014 third quarter, compared to 0.25% for the 2013 third quarter, and 0.28% for the nine months ended September 30, 2014, compared to 0.27% for the 2013 period.

Investment income for the 2014 third quarter included $3.1 million of distributions received on a fund investment, compared to $4.1 million in the 2014 second quarter. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.05% for the 2014 third quarter, compared to 2.05% for the 2014 second quarter and 2.08% for the 2013 third quarter, and 2.07% for the nine months ended September 30, 2014, compared to 2.16% for the 2013 period. Such yields reflect the effects of low prevailing interest rates available in the market and our investment strategy which puts an emphasis on total return. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Gulf Reinsurance Limited (“Gulf Re”) and certain other investments using the equity method on a three month lag basis based on the availability of their financial statements. In addition, other income (loss) from time to time includes certain non-recurring items. We recorded a loss of $7.8 million in the 2014 third quarter (based upon Gulf Re’s 2014 second quarter results), compared to income of $0.6 million in the 2013 third quarter, and a loss of $5.1 million for the nine months ended September 30, 2014 (which included a non-recurring income item), compared to income of $2.7 million for the 2013 period. We expect to incur a loss related to our investment in Gulf Re in the 2014 fourth quarter of between $4.0 million and $6.0 million based on Gulf Re’s 2014 third quarter results.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $5.0 million of equity in net income related to investment funds accounted for using the equity method in the 2014 third quarter, compared to $5.7 million for the 2013 third quarter, and $17.5 million for the nine months ended September 30, 2014, compared to $30.4 million for the 2013 period. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $307.3 million at September 30, 2014, compared to $244.3 million at December 31, 2013.

Net Realized Gains or Losses. We recorded net realized gains of $31.4 million for the 2014 third quarter, compared to net realized losses of $6.0 million for the 2013 third quarter, and net realized gains of $102.1 million for the nine months ended September 30, 2014, compared to net realized gains of $65.0 million for the 2013 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also included changes in the fair value of assets and liabilities accounted for using the fair value option along with remeasurement of the contingent consideration liability related to our purchase of the CMG Entities. See note 2, “Business Acquired,” and note 7, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. We recorded $8.6 million of credit related impairments in earnings for the 2014 third quarter, compared to $0.7 million for the 2013 third quarter, and $26.3 million for the nine months ended September 30, 2014, compared to $3.7 million for the 2013 period. The OTTI recorded for the 2014 third quarter was primarily on one investment fund as the Company decided to redeem its holding in early October 2014. See note 7, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $10.4 million for the 2014 third quarter, compared to $7.9 million for the 2013 third quarter, and $36.5 million for the nine months ended September 30, 2014, compared to $32.2 million for the 2013 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company. Other expenses for the 2014 periods reflected a higher level of compensation costs than in the 2013 periods.

Interest expense. Interest expense was $4.2 million for the 2014 third quarter, compared to $5.9 million for the 2013 third quarter, and $32.9 million for the nine months ended September 30, 2014, compared to $17.7 million for the 2013 period. Interest expense for the 2014 third quarter included $12.4 million related to the Company’s senior notes and other borrowings, partially offset by an $8.2 million reduction in interest expense on a deposit accounting liability (i.e., a contract that does not pass risk transfer) in accordance with GAAP. The reduction in the 2014 third quarter resulted from a reassessment of the estimated ultimate liability due to a determination that paid losses are expected to be lower than initially anticipated. Because the contract does not pass risk transfer under GAAP, it is accounted for similar to a borrowing with accretion and changes in expectations surrounding the estimated ultimate liability impacting interest expense. The reduction of the estimated ultimate liability at September 30, 2014 will also reduce the rate of accretion recorded in interest expense for future periods. The higher level of interest expense for the nine months ended September 30, 2014 primarily resulted from interest related to the $500.0 million of 5.144% senior notes issued by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) in December 2013.

Net Foreign Exchange Gains or Losses. Net foreign exchange gains for the 2014 third quarter were $57.6 million (primarily net unrealized gains), compared to net foreign exchange losses for the 2013 third quarter of $40.6 million (net unrealized losses of $39.4 million and net realized losses of $1.1 million). Net foreign exchange gains for the nine months ended September 30, 2014 were $48.2 million (net unrealized gains of $48.9 million and net realized losses of $0.7 million), compared to net foreign exchange losses for the 2013 period of $2.5 million (net unrealized gains of $8.1 million and net realized losses of $10.6 million). Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. We have not matched a portion of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity.

Income tax expense. Our income tax provision on income before income taxes resulted in an expense of 2.8% for the 2014 third quarter, compared to 6.1% for the 2013 third quarter, and 2.8% for the nine months ended September 30, 2014, compared to 3.1% for the 2013 period. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

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

At September 30, 2014, total investable assets of $15.71 billion included $14.58 billion managed by Arch and $1.12 billion included in the ‘other’ segment (i.e., attributable to Watford). The following table summarizes total investable assets managed by Arch:

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$10,733,382	73.6	$9,571,776	68.1
Fixed maturities, at fair value (3)	359,409	2.5	448,254	3.2
Fixed maturities pledged under securities lending agreements, at fair value	107,547	0.7	105,081	0.8
Total fixed maturities	11,200,338	76.8	10,125,111	72.1
Short-term investments available for sale, at fair value	748,659	5.1	1,478,367	10.5
Short-term investments pledged under securities lending agreements, at fair value	—	—	—	—
Cash	486,351	3.3	434,057	3.1
Equity securities available for sale, at fair value	582,075	4.0	496,824	3.5
Other investments available for sale, at fair value	431,833	3.0	498,310	3.6
Other investments, at fair value (3)	838,054	5.8	773,280	5.5
Investments accounted for using the equity method (4)	307,252	2.1	244,339	1.7
Securities transactions entered into but not settled at the balance sheet date	(9,835)	(0.1)	(763)	—
Total investable assets managed by Arch	$14,584,727	100.0	$14,049,525	100.0
_________________________________________________

(1)	The table above excludes investable assets attributable to the ‘other’ segment. Such amounts are summarized as follows:

(U.S. dollars in thousands)	September 30, 2014

Investable assets in ‘other’ segment:
Cash	$177,375
Investments accounted for using the fair value option (3)	1,005,532
Securities transactions entered into but not settled at the balance sheet date	(58,859)
Total investable assets included in ‘other’ segment	$1,124,048

(2)	This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

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

At September 30, 2014, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.21%. At December 31, 2013, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.38%. Our investment portfolio had an average effective duration of 3.28 years at September 30, 2014, compared to 2.62 years at December 31, 2013. At September 30, 2014, approximately $9.74 billion, or 67%, of total investable assets managed by Arch were internally managed, compared to $9.07 billion, or 65%, at December 31, 2013.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
September 30, 2014
Corporate bonds	$3,346,118	$29,747	$(30,089)	$3,346,460
Mortgage backed securities	984,767	18,567	(8,349)	974,549
Municipal bonds	1,293,455	31,860	(971)	1,262,566
Commercial mortgage backed securities	1,232,092	9,355	(5,976)	1,228,713
U.S. government and government agencies	1,551,583	6,433	(2,533)	1,547,683
Non-U.S. government securities	1,067,672	11,808	(27,117)	1,082,981
Asset backed securities	1,724,651	6,707	(7,175)	1,725,119
Total	$11,200,338	$114,477	$(82,210)	$11,168,071

December 31, 2013
Corporate bonds	$2,601,328	$35,289	$(35,537)	$2,601,576
Mortgage backed securities	1,174,128	16,270	(22,209)	1,180,067
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272
Non-U.S. government securities	1,159,017	14,729	(19,363)	1,163,651
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356
Total	$10,125,111	$133,450	$(127,100)	$10,118,761

The following table provides the credit quality distribution of our Fixed Maturities:

	September 30, 2014		December 31, 2013
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,328,587	20.8	$2,284,053	22.6
AAA	4,282,341	38.2	3,709,872	36.6
AA	1,964,325	17.5	1,720,605	17.0
A	1,623,894	14.5	1,359,193	13.4
BBB	322,067	2.9	304,543	3.0
BB	166,799	1.5	180,125	1.8
B	203,395	1.8	188,119	1.9
Lower than B	157,499	1.4	241,463	2.4
Not rated	151,431	1.4	137,138	1.3
Total	$11,200,338	100.0	$10,125,111	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At September 30, 2014, below-investment grade securities comprised approximately 6% of our Fixed Maturities, compared to 7% at December 31, 2013. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At September 30, 2014, corporate bonds represented 79% of the total below investment grade securities at fair value, mortgage backed securities represented 15% of the total and 6% were in other classes. At December 31, 2013, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	September 30, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$5,063,972	$(76,791)	93.4	$6,006,316	$(110,954)	87.3
10-20%	85,296	(4,950)	6.0	78,250	(11,465)	9.0
20-30%	5,284	(467)	0.6	13,955	(4,621)	3.6
30-40%	23	(2)	—	74	(60)	0.1
Total	$5,154,575	$(82,210)	100.0	$6,098,595	$(127,100)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	September 30, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$171,916	$(6,481)	7.9	$133,354	$(3,882)	3.1
10-20%	6,654	(612)	0.7	444	(64)	0.1
20-30%	413	(3)	—	1,292	(350)	0.3
30-80%	—	—	—	28	(35)	—
Total	$178,983	$(7,096)	8.6	$135,118	$(4,331)	3.5

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2014, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
General Electric Co.	$101,155	AA+/A1
Toyota Motor Corporation	65,420	AA-/Aa3
Apple Inc.	59,742	AA+/Aa1
Wells Fargo & Company	57,475	A+/A1
Exxon Mobil Corp.	55,648	AAA/Aaa
Bank of Montreal	51,288	A+/Aa3
Daimler AG	50,507	A-/A3
Federation des caisses Desjardins du Quebec	50,245	A+/Aa2
HSBC Holdings PLC	49,971	AA-/A2
Royal Bank of Canada	47,432	AA-/Aa3
Total	$588,883
_________________________________________________

(1)	Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At September 30, 2014, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $984.8 million, or 6.8% of total investable assets managed by Arch, compared to $1.17 billion, or 8.4%, at December 31, 2013.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At September 30, 2014, CMBS constituted approximately $1.23 billion, or 8.4% of total investable assets managed by Arch, compared to $1.07 billion, or 7.6%, at December 31, 2013. The commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages. We do not have a significant exposure to insurance enhanced asset-backed or mortgage-backed securities. We do not have any significant investments in companies which guarantee securities at September 30, 2014.

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

The following table provides information on our MBS and CMBS at September 30, 2014, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Non-agency MBS:	2003-2008	$130,741	CC+	$141,636	108.3%	1.0%
	2009	31,107	AAA	30,995	99.6%	0.2%
	2010	26,885	AA+	26,521	98.6%	0.2%
	2012	28,729	AAA	28,601	99.6%	0.2%
	2013	96,334	AAA	97,042	100.7%	0.7%
	2014	20,290	AA+	20,233	99.7%	0.1%
Total non-agency MBS		$334,086	BBB	$345,028	103.3%	2.4%

Non-agency CMBS:	2002-2008	92,418	AA-	93,531	101.2%	0.6%
	2009	370	BBB-	371	100.3%	0.0%
	2010	62,364	AAA	64,051	102.7%	0.4%
	2011	63,542	AAA	64,785	102.0%	0.4%
	2012	100,637	AAA	101,247	100.6%	0.7%
	2013	310,219	AAA	313,166	100.9%	2.1%
	2014	458,693	AAA	457,676	99.8%	3.1%
Total non-agency CMBS		$1,088,243	AAA	$1,094,827	100.6%	7.5%

	Non-Agency	Non-Agency
Additional Statistics:	MBS	CMBS (1)
Weighted average loan age (months)	81	24
Weighted average life (months) (2)	47	57
Weighted average loan-to-value % (3)	64.6%	58.6%
Total delinquencies (4)	10.5%	0.5%
Current credit support % (5)	17.2%	35.9%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at September 30, 2014. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 21% to 76% on MBS and 8% to 116% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at September 30, 2014:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Sector:
Credit cards	$674,488	AAA	17%	$675,873	100.2%	4.6%
Loans	301,472	AA	32%	300,203	99.6%	2.1%
Autos	321,670	AAA	27%	321,417	99.9%	2.2%
Equipment	204,311	AA-	11%	202,427	99.1%	1.4%
Other	223,178	AA	15%	224,731	100.7%	1.5%
Total ABS (1)	$1,725,119	AA+		$1,724,651	100.0%	11.8%
_________________________________________________

(1)	The effective duration of the total ABS was 2.1 years at September 30, 2014.

At September 30, 2014, our fixed income portfolio included $12.7 million par value in sub-prime securities with a fair value of $4.8 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa2.” At December 31, 2013, our fixed income portfolio included $48.5 million par value in sub-prime securities with a fair value of $27.9 million and average credit quality ratings from S&P/Moody’s of “B/Caa1.” Such amounts were primarily in the home equity sector of our asset backed securities, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $5.7 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC-/Ca” at September 30, 2014, compared to $6.3 million and “CCC/Caa3” at December 31, 2013.

The following table provides information on the fair value of our Eurozone investments at September 30, 2014:

	Sovereign (2)	Financial Corporates	Other Corporates	Covered Bonds (3)	Bank Loans (4)	Equities and Other	Total
Country (1)
Netherlands	$123,831	$2,319	$59,327	$—	$20,870	$113	$206,460
Germany	171,654	—	3,324	—	11,656	—	186,634
Belgium	62,757	—	—	—	—	—	62,757
Supranational (5)	64,260	—	—	—	—	—	64,260
Luxembourg	—	3,288	31,741	—	7,701	1,945	44,675
France	2,128	2,457	8,353	—	4,138	2,883	19,959
Finland	—	—	—	6,705	—	—	6,705
Ireland	—	—	2,612	—	1,577	409	4,598
Italy	—	—	1,779	—	509	—	2,288
Spain	—	—	—	—	1,539	—	1,539
Slovenia	581	—	—	—	—	—	581
Total	$425,211	$8,064	$107,136	$6,705	$47,990	$5,350	$600,456
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any Eurozone investments from Austria, Estonia, Greece, Malta, Portugal or Slovakia at September 30, 2014.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Securities issued by Eurozone banks where the security is backed by a separate group of loans.

(4)	Included in “investments accounted for using the fair value option.”

(5)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At September 30, 2014, our equity portfolio included $582.1 million of equity securities, compared to $496.8 million at December 31, 2013. Our equity portfolio primarily consists of publicly traded common stocks in the consumer staples, real estate and natural resources sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	September 30, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$167,438	$(6,054)	59.9	$52,964	$(1,924)	32.4
10-20%	15,942	(2,484)	24.6	20,312	(2,792)	47.0
20-30%	2,590	(811)	8.0	3,103	(1,140)	19.2
30-40%	1,153	(647)	6.4	184	(82)	1.4
40-50%	149	(113)	1.1	—	—	—
Total	$187,272	$(10,109)	100.0	$76,563	$(5,938)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. Substantially all of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at September 30, 2014. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at September 30, 2014.

The following table summarizes our other investments:

	September 30, 2014	December 31, 2013
Available for sale:
Asian and emerging markets	$275,191	$331,984
Investment grade fixed income	156,642	159,115
Other	—	7,211
Total available for sale	431,833	498,310
Fair value option:
Term loan investments (par value: $415,028 and $494,502)	408,300	512,076
Asian and emerging markets	25,249	14,054
Investment grade fixed income	76,606	75,062
Other (1)	327,899	172,088
Total fair value option	838,054	773,280
Total	$1,269,887	$1,271,590
________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 segregated by level in the fair value hierarchy.

Investable Assets in the ‘Other’ Segment

Investable assets in the ‘other’ segment are managed by Watford. The board of directors of Watford establishes their investment policies and guidelines. Watford’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses. At September 30, 2014, Watford’s investable assets consisted of the following:

September 30, 2014

Cash	$177,375
Investments accounted for using the fair value option:
Term loan investments (par value: $598,168)	593,471
Fixed maturities	206,345
Short-term investments	205,716
Total investments accounted for using the fair value option	1,005,532
Securities transactions entered into but not settled at the balance sheet date	(58,859)
Total investable assets included in ‘other’ segment	$1,124,048

Premiums Receivable and Reinsurance Recoverables

At September 30, 2014, 83.1% of premiums receivable of $1.03 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.7% of the total. At December 31, 2013, 80.0% of premiums receivable of $753.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. Approximately 48.4% of the $57.6 million of paid losses and loss adjustment expenses recoverable at September 30, 2014 were more than 90 days overdue, while 27.6% of the $56.1 million of paid losses and loss adjustment expenses recoverable at December 31, 2013 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $13.5 million at September 30, 2014, compared to $12.3 million at December 31, 2013.

At September 30, 2014, approximately 83.2% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.81 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.6% of our total shareholders’ equity. At December 31, 2013, approximately 86.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.2% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Premiums Written
Direct	$757,636	$681,773	$2,378,759	$2,113,549
Assumed	402,271	355,214	1,348,045	1,127,875
Ceded	(200,368)	(197,852)	(730,347)	(638,978)
Net	$959,539	$839,135	$2,996,457	$2,602,446

Premiums Earned
Direct	$750,323	$673,199	$2,166,233	$1,977,421
Assumed	381,736	328,720	1,160,192	935,059
Ceded	(228,408)	(206,919)	(655,842)	(605,894)
Net	$903,651	$795,000	$2,670,583	$2,306,586

Losses and Loss Adjustment Expenses
Direct	$487,543	$409,623	$1,309,121	$1,177,156
Assumed	145,428	106,620	455,063	330,151
Ceded	(131,298)	(89,198)	(340,753)	(262,206)
Net	$501,673	$427,045	$1,423,431	$1,245,101

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

At September 30, 2014 and December 31, 2013, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2014	December 31, 2013
Insurance:
Case reserves	$1,441,100	$1,446,029
IBNR reserves	3,054,642	3,037,755
Total net reserves	4,495,742	4,483,784
Reinsurance:
Case reserves	712,894	749,830
Additional case reserves	109,813	113,331
IBNR reserves	1,732,048	1,722,214
Total net reserves	2,554,755	2,585,375
Mortgage:
Case reserves	98,928	1,419
IBNR reserves	20,562	5,868
Total net reserves	119,490	7,287
Other:
Case reserves	3,980	—
IBNR reserves	28,187	—
Total net reserves	32,167	—
Total:
Case reserves	2,256,902	2,197,278
Additional case reserves	109,813	113,331
IBNR reserves	4,835,439	4,765,837
Total net reserves	$7,202,154	$7,076,446

At September 30, 2014 and December 31, 2013, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2014	December 31, 2013
Professional lines (1)	$1,499,759	$1,525,360
Construction and national accounts	763,619	694,721
Excess and surplus casualty (2)	674,577	678,893
Programs	657,810	644,689
Property, energy, marine and aviation	413,359	503,208
Travel, accident and health	59,687	49,934
Lenders products	37,028	31,076
Other (3)	389,903	355,903
Total net reserves	$4,495,742	$4,483,784
_________________________________________________

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

At September 30, 2014 and December 31, 2013, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2014	December 31, 2013
Casualty (1)	$1,470,867	$1,513,205
Other specialty (2)	456,194	397,776
Property excluding property catastrophe (3)	276,943	260,968
Property catastrophe	152,725	190,027
Marine and aviation	141,193	163,293
Other (4)	56,833	60,106
Total net reserves	$2,554,755	$2,585,375
 _________________________________________________

(1)	Includes professional liability, executive assurance, healthcare and excess motor business.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.

Mortgage Segment Supplemental Information

For the 2014 periods, the mortgage segment’s insurance in force (“IIF”), which represents the aggregate dollar amount of each insured mortgage loan’s original principal balance, and risk in force (“RIF”), which represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued, were as follows:

(U.S. Dollars in millions)	September 30, 2014		June 30, 2014		March 31, 2014
Insurance In Force (IIF)
U.S. mortgage insurance	$22,055	46.3%	$21,168	44.9%	$21,240	46.9%
Mortgage reinsurance	21,097	44.3%	21,405	45.4%	21,161	46.7%
Other (1)	4,464	9.4%	4,586	9.7%	2,869	6.4%
Total	$47,616	100.0%	$47,159	100.0%	$45,270	100.0%

Risk In Force (RIF) (2)
U.S. mortgage insurance	$5,506	54.4%	$5,273	52.7%	$5,275	52.6%
Mortgage reinsurance	4,483	44.3%	4,601	46.0%	4,664	46.6%
Other (1)	136	1.3%	139	1.3%	80	0.8%
Total	$10,125	100.0%	$10,013	100.0%	$10,019	100.0%

Ending number of policies in force	129,665		126,347		127,019
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

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to RIF:

(U.S. Dollars in millions)	September 30, 2014		June 30, 2014		March 31, 2014

Total RIF by credit quality (FICO score):
>=740	$2,864	52.0%	$2,687	51.0%	$2,671	50.6%
680-739	1,803	32.7%	1,724	32.7%	1,713	32.5%
620-679	694	12.6%	709	13.4%	731	13.9%
<620	145	2.7%	153	2.9%	160	3.0%
Total	$5,506	100.0%	$5,273	100.0%	$5,275	100.0%
Weighted average FICO score	733		731		730

Total RIF by Loan-To-Value (LTV):
95.01% and above	$1,139	20.7%	$1,161	22.0%	$1,183	22.4%
90.01% to 95.00%	2,558	46.5%	2,389	45.3%	2,337	44.3%
85.01% to 90.00%	1,544	28.0%	1,474	28.0%	1,494	28.3%
85.00% and below	265	4.8%	249	4.7%	261	5.0%
Total	$5,506	100.0%	$5,273	100.0%	$5,275	100.0%
Weighted average LTV	93.4%		93.4%		93.4%

Total RIF by State:
Wisconsin	$532	9.7%	$517	9.8%	$510	9.7%
California	474	8.6%	454	8.6%	460	8.7%
Texas	293	5.3%	283	5.4%	285	5.4%
Florida	271	4.9%	264	5.0%	268	5.1%
Minnesota	271	4.9%	258	4.9%	255	4.8%
Washington	231	4.2%	228	4.3%	230	4.4%
Massachusetts	209	3.8%	204	3.9%	203	3.8%
Alaska	207	3.8%	202	3.8%	201	3.8%
Virginia	196	3.6%	186	3.5%	185	3.5%
New York	188	3.4%	184	3.5%	186	3.5%
Others	2,634	47.8%	2,493	47.3%	2,492	47.3%
Total	$5,506	100.0%	$5,273	100.0%	$5,275	100.0%

Weighted average coverage (1)	25.0%		24.9%		24.8%
Analysts’ persistency (2)	81.2%		80.5%		79.1%
Risk-to-capital ratio (3)	9.3:1		8.9:1		9.0:1
_________________________________________________

(1)	Represents the end of period RIF divided by end of period IIF.

(2)	Represents the percentage of IIF at the beginning of a 12-month period that remained in force at the end of the period.

(3)	Represents total current (non-delinquent) RIF, net of reinsurance, divided by total statutory capital. Ratio calculated for Arch Mortgage Insurance Company only (estimate for September 30, 2014).

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to insured loans and loss metrics:

(U.S. Dollars in thousands, except loan count)	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014 (1)	September 30, 2014 (1)

Rollforward of insured loans in default:
Beginning delinquent number of loans	3,641	3,858	4,469	4,469
Plus: new notices	1,553	1,377	1,458	4,388
Less: cures	(1,168)	(1,202)	(1,635)	(4,005)
Less: paid claims	(397)	(383)	(429)	(1,209)
Less: delinquent rescissions and denials	(4)	(9)	(5)	(18)
Ending delinquent number of loans	3,625	3,641	3,858	3,625

Losses:
Number of claims paid	397	383	429	1,209
Total paid claims	$17,093	$16,190	$18,117	$51,400
Average per claim	$43.1	$42.3	$42.2	$42.5
Severity (2)	93.7%	93.0%	97.4%	95.3%

Average reserve per default	$27.1	$28.1	$27.5
_________________________________________________
(1)     Includes activity for January 2014 for comparability purposes (pre-acquisition date).
(2)    Represents total paid claims divided by RIF of loans for which claims were paid.

Shareholders’ Equity and Book Value per Common Share

Total shareholders’ equity available to Arch was $6.08 billion at September 30, 2014, compared to $5.65 billion at December 31, 2013. The increase in 2014 was primarily attributable to net income, reflecting contributions from both underwriting and investing activities, partially offset by share purchase activity.

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	September 30, 2014	December 31, 2013
Calculation of book value per common share:
Total shareholders’ equity available to Arch	$6,081,046	$5,647,496
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity available to Arch	$5,756,046	$5,322,496
Common shares outstanding, net of treasury shares (1)	130,700,619	133,674,884
Book value per common share	$44.04	$39.82
_________________________________________________

(1)	Excludes the effects of 7,980,587 and 8,338,480 stock options and 460,860 and 443,710 restricted stock units outstanding at September 30, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $6.1 million at September 30, 2014, compared to $5.8 million at December 31, 2013. During 2014, ACGL received dividends of $297.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2013, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.36 billion ($2.32 billion at December 31, 2012) and statutory capital and surplus of $5.42 billion ($5.01 billion at December 31, 2012), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.06 billion to ACGL during the remainder of 2014 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2013.

Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly-owned subsidiary of ACGL. Arch Re U.S. can declare a maximum of approximately $101.3 million of dividends during the remainder of 2014 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of $101.3 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment; or (2) the Commissioner shall have approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2014 and December 31, 2013, such amounts approximated $5.53 billion and $5.30 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30,
	2014	2013
Total cash provided by (used for):
Operating activities	$799,659	$627,048
Investing activities	(1,311,100)	(485,672)
Financing activities	750,676	(71,503)
Effects of exchange rate changes on foreign currency cash	(9,566)	(4,773)
Increase in cash	$229,669	$65,100

•
Cash provided by operating activities for the nine months ended September 30, 2014 was higher than in the 2013 period. The increase in operating cash flows reflected a higher level of premiums collected, partially offset by a lower level of distributions on certain fund investments and a higher level of operating expenses paid.

•
Cash used for investing activities for the nine months ended September 30, 2014 was higher than in the 2013 period. Activity for the nine months ended September 30, 2014 reflected the investment by Watford of some of its available cash into investments and our acquisition of Arch MI U.S. in the 2014 first quarter. In addition, gross purchases and sales of fixed maturity investments were higher than in the 2013 period.

•
Cash provided by financing activities for the nine months ended September 30, 2014 was higher than in the 2013 period, primarily due to the consolidation of Watford in our results, and its capital raising in the 2014 first quarter. There were $251.9 million of repurchases under our share repurchase program for the nine months ended September 30, 2014, compared to $57.8 million in the 2013 period.

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

Total investable assets managed by Arch were $14.58 billion at September 30, 2014, compared to $14.05 billion at December 31, 2013. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $941.9 million at September 30, 2014.

Various rating agencies have announced the possibility of future downgrades of the United States’ credit rating, depending on spending levels, interest rates, fiscal pressures that result in a higher general government debt trajectory and other factors. In addition, the impact of the continuing weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with possible additional downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of September 30, 2014 included $1.55 billion of obligations of the U.S. government and government agencies at fair value and $1.29 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2013 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

New financial requirements for private mortgage insurers were released for public comment by the Federal Housing Finance Agency (“FHFA”) in July 2014, and Arch MI U.S. will be subject to these requirements once enacted. The draft Private Mortgage Insurer Eligibility Requirements (“PMIERs”) establish new standards that mortgage insurers must meet in order to insure loans sold to or guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (the GSEs). The PMIERs were subject to a sixty-day public comment period which ended on September 8, 2014. The PMIERs’ financial requirements are based in part on a risk-based, required assets model and employ a grid approach based upon a number of factors, including vintage (origination year), original loan-to-value and original credit score of performing loans and the delinquency status of non-performing loans. The draft PMIERs propose up to a two year phase-in, beginning after publication of final PMIERs, for approved mortgage insurers to fully comply with the PMIER financial requirements. The available assets required to satisfy such final requirements at any point in time will be affected by many factors, including the content and timing of any final PMIERs, macro-economic conditions, and the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable point in time.  Based upon its mortgage insurance portfolio as of September 30, 2014 (including credit for reinsurance ceded to affiliates), we believe that Arch MI U.S. currently satisfies the proposed financial requirements, although no assurance can be given as to what changes, if any, will be made to the final PMIERs.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009 and a $1.0 billion authorization in February 2011. Since the inception of the share repurchase program through October 29, 2014, ACGL has repurchased 116.2 million common shares for an aggregate purchase price of $3.13 billion. At October 29, 2014, $371.0 million of share repurchases were available under the program. On November 6, 2014, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.0 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2016. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In June 2014, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company, our U.S.-based reinsurer, and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $192.5 million, which are available on a limited basis and for limited purposes. Refer to note 10, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

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

At September 30, 2014, total capital available to Arch of $6.98 billion consisted of $800.0 million of senior notes, representing 11.5% of the total, $100.0 million of revolving credit agreement borrowings due in June 2019, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.7% of the total, and common shareholders’ equity of $5.76 billion, representing 82.4% of the total. At December 31, 2013, total capital available to Arch of $6.55 billion consisted of $800.0 million of senior notes, representing 12.2% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.5% of the total, $325.0 million of preferred shares, representing 5.0% of the total, and common shareholders’ equity of $5.32 billion, representing 81.3% of the total. The increase in capital during 2014 was primarily attributable to net income, reflecting contributions from both underwriting and investing activities, partially offset by share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2014. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at September 30, 2014 that affect the quantitative and qualitative disclosures presented in our 2013 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
September 30, 2014
Total fair value	$14,823.5	$14,590.4	$14,358.4	$14,131.4	$13,911.6
Change from base	3.24%	1.62%		(1.58)%	(3.11)%
Change in unrealized value	$465.1	$232.0		$(227.0)	$(446.8)

December 31, 2013
Total fair value	$13,338.9	$13,178.2	$13,009.5	$12,839.6	$12,671.3
Change from base	2.53%	1.30%		(1.31)%	(2.60)%
Change in unrealized value	$329.4	$168.7		$(169.9)	$(338.2)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
September 30, 2014
Total fair value	$14,627.9	$14,509.6	$14,358.4	$14,222.8	$14,088.4
Change from base	1.88%	1.05%		(0.94)%	(1.88)%
Change in unrealized value	$269.5	$151.2		$(135.6)	$(270.0)

December 31, 2013
Total fair value	$13,228.3	$13,137.9	$13,009.5	$12,896.3	$12,783.0
Change from base	1.68%	0.99%		(0.87)%	(1.74)%
Change in unrealized value	$218.8	$128.4		$(113.2)	$(226.5)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2014, our portfolio’s VaR was estimated to be 2.97%, compared to an estimated 3.43% at December 31, 2013.

Certain Other Investments and Equity Securities. Our investment portfolio includes certain other investments which do not invest in fixed income securities along with equity holdings. At September 30, 2014 and December 31, 2013, the fair value of such investments totaled $686.6 million and $606.4 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $68.7 million and $60.6 million at September 30, 2014 and December 31, 2013, respectively, and would have decreased book value per common share by approximately $0.53 and $0.45, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $68.7 million and $60.6 million at September 30, 2014 and December 31, 2013, respectively, and would have increased book value per common share by approximately $0.53 and $0.45, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 9, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At September 30, 2014, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.09 billion, compared to $812.1 million at December 31, 2013. A 100 basis point depreciation of the underlying exposure to these derivative instruments at September 30, 2014 and December 31, 2013 would have resulted in a reduction in net income of approximately $20.9 million and $8.1 million, respectively, and would have decreased book value per common share by $0.16 and $0.06, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at September 30, 2014 and December 31, 2013 would have resulted in an increase in net income of approximately $20.9 million and $8.1 million, respectively, and would have increased book value per common share by $0.16 and $0.06, respectively.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$93,473	$168,352
Shareholders’ equity denominated in foreign currencies (1)	384,032	396,106
Net foreign currency forward contracts outstanding (2)	(214,505)	(87,399)
Net exposures denominated in foreign currencies	$263,000	$477,059

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(26,300)	$(47,706)
Book value per common share	$(0.20)	$(0.36)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$26,300	$47,706
Book value per common share	$0.20	$0.36
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2014;

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

Other Financial Information

The consolidated financial statements as of September 30, 2014 and for the three month and nine month periods ended September 30, 2014 and 2013 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 7, 2014) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2014, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2014 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2014 - 7/31/2014	2,809	$56.87	—	$712,115
8/1/2014 - 8/31/2014	1,631,595	54.97	1,622,627	$622,914
9/1/2014 - 9/30/2014	2,979,852	54.77	2,971,099	$460,196
Total	4,614,256	$54.84	4,593,726	$460,196
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

(2)
Remaining amount available at September 30, 2014 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions. On November 6, 2014, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.0 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2016.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2014 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Louis J. Paglia and Eugene S. Sunshine for July 14, 2014 grants
10.2	Amended and Restated Employment Agreement, dated October 1, 2014, between Arch Capital Group Ltd. and Constantine Iordanou *
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 6, 2014, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 7, 2014	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: November 7, 2014	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Louis J. Paglia and Eugene S. Sunshine for July 14, 2014 grants
10.2	Amended and Restated Employment Agreement, dated October 1, 2014, between Arch Capital Group Ltd. and Constantine Iordanou *
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 6, 2014, and incorporated by reference.