Form 10-K
period 2014-12-31
ARCH CAPITAL GROUP LTD.
filed 2015-02-27
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended December 31, 2014	Commission File No. 0-26456
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road, Pembroke HM 08, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0033 par value per share	NASDAQ Stock Market (Common Shares)
6.75% Non-Cumulative Preferred Shares, Series C, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7.05 billion.

As of February 20, 2015, there were 126,226,689 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2015.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2014;

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

•
changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, which could affect our business, financial condition and results of operations;

•
the volatility of our shareholders’ equity from foreign currency fluctuations, which could increase due to us not matching portions of our projected liabilities in foreign currencies with investments in the same currencies;

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
OUR COMPANY
General
Arch Capital Group Ltd. is a Bermuda public limited liability company with $7.03 billion in capital at December 31, 2014 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2014, we wrote $3.62 billion of net premiums and reported net income available to Arch common shareholders of $812.4 million. Book value per common share was $45.58 at December 31, 2014, compared to $39.82 per share at December 31, 2013.
ACGL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Waterloo House, Ground Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda (telephone number: (441) 278-9250). ACGL makes available free of charge through its website, located at www.archcapgroup.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy any materials ACGL files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as ACGL) and the address of that site is www.sec.gov.
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
Prior to the 2001 underwriting initiative, our insurance underwriting platform consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Arch Specialty Insurance Company (“Arch Specialty”) and Arch Indemnity Insurance Company (“Arch Indemnity”). We established Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”), our United Kingdom-based subsidiary, in 2004, and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In January 2013, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company, commenced operations and replaced the branch office. In 2009, we established a managing agent and syndicate 2012 (“Arch Syndicate 2012”) at Lloyd’s of London (“Lloyd’s”). See “Operations—Insurance Operations” for further details on our insurance operations.
Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in November 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. We formed Arch Reinsurance Europe Underwriting Limited (“Arch Re Europe”), our Ireland-based reinsurance company, in 2008. In 2011, we launched treaty operations in Canada through the Canadian branch of Arch Insurance and subsequently through Arch Insurance Canada. Effective January 1, 2015, Canadian reinsurance business is written through the Canadian branch of

Arch Re U.S. (“Arch Re Canada”). We acquired the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. (“Ariel Re”) in April 2012. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage group includes direct mortgage insurance in the United States; mortgage reinsurance provided primarily by Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe; and various risk-sharing products provided primarily by Arch Re Bermuda to government agencies and mortgage lenders. In 2011, we formed Arch Mortgage Insurance Limited (“Arch MI Europe”), which is authorized to underwrite mortgage insurance from its base in Ireland. On January 30, 2014, we completed the acquisition of CMG Mortgage Insurance Company from its owners, PMI Mortgage Insurance Co., in Rehabilitation (“PMI”) and CMFG Life Insurance Company (“CUNA Mutual”) and acquired PMI’s mortgage insurance platform and related assets. CMG Mortgage Insurance Company, renamed “Arch Mortgage Insurance Company” (“Arch MI U.S.”), was approved as an eligible mortgage insurer by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise (or “GSE”), and entered the U.S. mortgage insurance marketplace in 2014. Beginning in 2015, our mortgage group will also offer direct mortgage insurance in the United States through an affiliate of Arch MI U.S., Arch Mortgage Guaranty Company (“Arch Mortgage Guaranty”). See “Operations—Mortgage Operations” for further details on our mortgage operations.
On March 20, 2014, we acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity for $100 million. Watford Holdings Ltd. is the parent of Watford Re Ltd., a newly-formed multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford Re”). Watford Re raised approximately $1.1 billion of capital. We serve as Watford Re’s reinsurance underwriting manager and Highbridge Principal Strategies, LLC (“Highbridge”), a subsidiary of JPMorgan Chase & Co., manages Watford Re’s investment assets, each under separate long term services agreements. The results of Watford Re are included in our consolidated financial statements. See “Operations—Other Operations” for further details on Watford Re.
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
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions. Since the inception of the share repurchase program in February 2007 through December 31, 2014, ACGL has repurchased 118.1 million common shares for an aggregate purchase price of $3.24 billion. At December 31, 2014, the total remaining authorization under the share repurchase program was $887.1 million.
Operations
We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). For an analysis of our underwriting results by segment, see note 5, “Segment Information,” of the notes accompanying our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Insurance Operations
Our insurance operations are conducted in Bermuda, the United States, Europe, Canada, Australia and South Africa. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda. In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch Indemnity and Arch E&S. Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an admitted insurer in one state. Arch Indemnity is an admitted insurer in 49 states and the District of Columbia. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an admitted insurer in one state. Arch Insurance operated a branch office in Canada through January 1, 2013, at which point its operations were assumed by Arch Insurance Canada. Arch Insurance Canada is a Canada domestic company which is authorized in all Canadian provinces and territories. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) is in Jersey City, New Jersey. The insurance group has additional offices throughout the U.S., including four regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York and San Francisco, California. Arch Insurance Canada is headquartered in Toronto, Ontario with other regional offices in Canada.
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
As of February 20, 2015, our insurance group had approximately 1,240 employees.
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

Underwriting Philosophy. Our insurance group’s underwriting philosophy is to generate an underwriting profit (on both a gross and net basis) through prudent risk selection and proper pricing across all types of business. One key to this philosophy is the adherence to uniform underwriting standards across each product line that focuses on the following:

•	risk selection;

•	desired attachment point;

•	limits and retention management;

•	due diligence, including financial condition, claims history, management, and product, class and territorial exposure;

•	underwriting authority and appropriate approvals; and

•	collaborative decision making.
Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our insurance group:

	Year Ended December 31,
INSURANCE SEGMENT	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Programs	$480,580	22	$419,673	22	$340,130	19
Professional lines	476,604	22	476,193	25	548,423	30
Construction and national accounts	286,994	13	271,110	14	211,130	12
Property, energy, marine and aviation	244,640	11	280,551	14	294,690	16
Excess and surplus casualty	212,519	10	149,286	8	112,307	6
Travel, accident and health	145,732	7	104,903	5	106,871	6
Lenders products	100,407	6	101,576	5	99,724	5
Other	199,178	9	145,504	7	112,059	6
Total	$2,146,654	100	$1,948,796	100	$1,825,334	100

Net premiums written by client location
United States	$1,726,181	80	$1,526,156	78	$1,314,577	72
Europe	240,136	11	226,254	12	271,278	15
Asia and Pacific	79,564	4	95,970	5	120,492	7
Other	100,773	5	100,416	5	118,987	6
Total	$2,146,654	100	$1,948,796	100	$1,825,334	100

Net premiums written by underwriting location
United States	$1,688,887	79	$1,478,930	76	$1,254,623	69
Europe	394,430	18	389,763	20	472,132	26
Other	63,337	3	80,103	4	98,579	5
Total	$2,146,654	100	$1,948,796	100	$1,825,334	100
Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provide for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.” For information on major brokers, see note 16, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.
Risk Management and Reinsurance. In the normal course of business, our insurance group may cede a portion of its premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its primary obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our principal insurance subsidiaries, with oversight by a group-wide reinsurance steering committee (“RSC”), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. The RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies’ reports and also monitors reinsurance recoverables and collateral with unauthorized reinsurers. The financial analysis includes ongoing qualitative and quantitative assessments of reinsurers, including a review of the financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy of each reinsurer. Our insurance group will continue to evaluate its reinsurance requirements. See note 7, “Reinsurance,” of the notes accompanying our consolidated financial statements.
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
Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S. and Arch Re Europe. Arch Re Bermuda is a registered Class 4 insurer and long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and operates out of its office in Morristown, New Jersey. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. The property facultative reinsurance operations have offices throughout the U.S., Canada and in Europe. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices in Zurich and London. In 2011, we formed Arch MI Europe, which was authorized as a non-life insurer in Ireland in December 2011. Our reinsurance operations acquired the credit and surety reinsurance operations of Ariel Re based in Zurich, Switzerland in April 2012. Treaty operations in Canada commenced in 2011 and, effective January 1, 2015, is written through Arch Re Canada, the Canadian branch of Arch Re U.S.
As of February 20, 2015, our reinsurance group had approximately 250 employees.
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

•	historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages;

•	projections of future loss frequency and severity; and

•	the perceived financial strength of the cedent.
Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our reinsurance group:

	Year Ended December 31,
REINSURANCE SEGMENT	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Other specialty	$405,126	32	$417,865	32	$308,104	27
Property excluding property catastrophe	343,043	27	292,536	22	265,783	23
Casualty	317,996	25	306,304	23	205,925	18
Property catastrophe	137,471	11	220,749	17	283,677	24
Marine and aviation	50,444	4	64,380	5	84,649	7
Other	11,911	1	11,167	1	10,652	1
Total	$1,265,991	100	$1,313,001	100	$1,158,790	100

Net premiums written by client location
United States	$589,255	47	$706,388	54	$568,043	49
Europe	355,735	28	327,059	25	341,653	29
Asia and Pacific	142,626	11	94,252	7	97,879	8
Bermuda	77,620	6	87,047	7	72,864	6
Other	100,755	8	98,255	7	78,351	8
Total	$1,265,991	100	$1,313,001	100	$1,158,790	100

Net premiums written by underwriting location
Bermuda	$394,351	31	$459,467	35	$527,909	46
United States	492,891	39	507,183	39	379,239	33
Europe	343,823	27	309,129	24	225,470	19
Other	34,926	3	37,222	2	26,172	2
Total	$1,265,991	100	$1,313,001	100	$1,158,790	100
Marketing. Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 16, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.
Risk Management and Retrocession. Our reinsurance group currently purchases a combination of per event excess of loss, per risk excess of loss and proportional retrocessional agreements. Such arrangements reduce the effect of individual or aggregate losses, and in certain cases may also increase the underwriting capacity of, our reinsurance group. Our reinsurance group will continue to evaluate its retrocessional requirements based on its net appetite for risk. See note 7, “Reinsurance,” of the notes accompanying our consolidated financial statements.
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
Mortgage Operations
Our mortgage group includes direct mortgage insurance in the United States primarily provided by Arch MI U.S., which we acquired in January 2014; mortgage reinsurance provided primarily by Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe provided by Arch MI Europe; and various risk-sharing products provided primarily by Arch Re Bermuda to government agencies and mortgage lenders.
Arch MI U.S., based in Walnut Creek, California, is licensed and operates in all 50 states, the District of Columbia and Puerto Rico. It has been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac, each a GSE, subject to maintaining certain ongoing requirements. Beginning in 2015, Arch Mortgage Guaranty, an affiliate of Arch MI U.S., will offer direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations. Arch Mortgage Guaranty is licensed in all states but its licenses in Florida and Connecticut are currently restricted to the servicing of existing business. Arch Mortgage Guaranty is not intended to insure mortgages that will be purchased by the GSEs and it is not approved by either GSE as an eligible mortgage insurer.
Arch MI Europe is licensed and authorized by the Central Bank of Ireland (“CBOI”) to operate on a pan-European basis under the European Freedom of Services Act. Arch MI Europe is headquartered in Dublin, Ireland. Arch Risk Partners Ltd. (“Arch Risk Partners”), a U.K. based, FSA authorized insurance intermediary authorized by the FSA in February 2012 with a representative office in Milan, Italy, and Arch Underwriters Europe Limited (“Arch Underwriters Europe”), an Ireland company, act on behalf of Arch MI Europe and Arch Re Bermuda in the arrangement of mortgage insurance and reinsurance.
As of February 20, 2015, our mortgage group had approximately 340 employees.
Strategy. The mortgage insurance market operates on its own distinct underwriting cycle, with demand driven mainly by the housing market and general economic conditions. As a result, the creation of the mortgage group provides us with a more diverse revenue stream. Our mortgage group’s strategy is to capitalize on its financial capacity, the mortgage insurance technology platform of Arch MI U.S. and its experienced management and operational flexibility to offer mortgage insurance, reinsurance and other risk-sharing products in the United States and around the world. Our mortgage group’s operating principles and goals are to:

•
Expand Arch MI U.S.’s business. Prior to the acquisition of Arch MI U.S., it was the leading provider of mortgage insurance products and services to credit unions in the U.S. and was approved by the GSEs as an eligible mortgage insurer solely for credit union customers. Our mortgage group’s strategy is to broaden Arch MI U.S.’s customer base to national and regional banks and mortgage originators, while maintaining and increasing Arch MI U.S.’s share of the mortgage insurance credit union market. In 2014, Arch MI U.S. substantially completed the build out of its sales force to serve banks and other mortgage originators, enabling it to serve all lenders nationwide.

•
Capitalize on profitable underwriting opportunities. Our mortgage group believes that its experienced management, analytics and underwriting teams are positioned to identify and evaluate business with attractive risk/reward characteristics.

•
Maintain a disciplined credit risk philosophy. Our mortgage group’s credit risk philosophy is to generate underwriting profit through disciplined credit risk analysis and proper pricing. Our mortgage group believes that the key to this approach is adherence to uniform underwriting standards across all phases of the applicable housing and mortgage lending cycles.

•
Provide superior and innovative mortgage products and services. Our mortgage group believes that it can leverage our financial capacity, experience across insurance product lines, and its analytics and technology to provide innovative products and superior service. The mortgage group believes that its delivery of tailored products that meet the specific, evolving needs of its customers will be a key to the group’s success.

Our mortgage group focuses on the following areas:

•
Direct mortgage insurance in the United States. Under their monoline insurance licenses, Arch MI U.S. and Arch Mortgage Guaranty may only offer private mortgage insurance covering first lien, one-to-four family residential mortgages. Nearly all of Arch MI U.S.’s mortgage insurance written provides first loss protection on loans originated by mortgage lenders and sold to the GSEs. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the principal balance of the mortgage is in excess of 80% of the value of the property securing the mortgage unless the excess portion of the mortgage is protected against default by lender recourse, participation or by a qualified insurer. As a result, such “high loan-to-value mortgages” purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance.

Mortgage insurance protects the insured lender, investor or GSE against loss in the event of a borrower’s default. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides. Our primary U.S. mortgage insurance policies are predominantly “flow” insurance policies, which cover individual loans at the time the loan is originated. We also may enter into “bulk” insurance transactions with lenders and investors, under which we insure a portfolio of loans at or after origination for a negotiated price and terms. In the future, Arch MI U.S. or Arch Mortgage Guaranty may offer mortgage insurance on a “pool” basis. Under pool insurance, the mortgage insurer provides coverage on a group of specified loans, typically for 100% of all losses on every loan in the portfolio, subject to an agreed aggregate loss limit.

•
Direct mortgage insurance in Europe and other countries where we identify profitable underwriting opportunities. Since 2011, Arch MI Europe has offered mortgage insurance to European mortgage lenders. Arch MI Europe’s mortgage insurance is primarily purchased by European mortgage lenders in order to reduce lenders’ credit risk and regulatory capital requirements associated with the insured mortgages. In certain European countries, lenders purchase mortgage insurance to facilitate regulatory compliance with respect to high loan-to-value residential lending. Arch MI Europe offers mortgage insurance on both a “flow” basis to cover new originations and through structured transactions to cover one or more portfolios of previously originated residential loans.

•
Reinsurance. Arch Re Bermuda provides quota share reinsurance covering U.S. and international mortgages. Such amounts include a quota share reinsurance agreement with PMI pursuant to which it agreed to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI from January 1, 2009 through December 31, 2011 that were not in default as of an agreed upon effective date. Other than this quota share, no PMI legacy mortgage insurance exposures were assumed.

•
Other risk-sharing products. In addition to providing traditional mortgage insurance and reinsurance, we offer various risk-sharing products to government agencies and mortgage lenders. The GSEs are reducing their exposure to mortgage risk and shifting more of it to the private sector, creating opportunities for insurers like Arch. In 2013, Arch Re Bermuda became the first (re)insurance company to participate in Freddie Mac’s program to transfer certain credit risk in its single-family portfolio to the private sector.

Underwriting Philosophy. Our mortgage group believes in a disciplined, analytical approach to underwriting mortgage risks by utilizing proprietary and third party models to forecast delinquency and future home price movements with the goal of ensuring that premiums are adequate for the risk being insured. Experienced actuaries and statistical modelers are engaged in analytics to inform the underwriting process. As part of the underwriting process, our mortgage group typically assesses a variety of factors, including the:

•	ability and willingness of the mortgage borrower to pay its obligations under the mortgage loan being insured;

•	characteristics of the mortgage loan being insured and value of the collateral securing the mortgage loan;

•	financial strength, quality of operations and reputation of the lender originating the mortgage loan;

•	expected future home price movements which vary by geography;

•	projections of future loss frequency and severity; and

•	adequacy of premium rates.

Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our mortgage group:

	Year Ended December 31,
MORTGAGE SEGMENT	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written by client location
United States	$184,333	90	$63,692	71	$61,571	90
Other	20,504	10	25,878	29	6,540	10
Total	$204,837	100	$89,570	100	$68,111	100

Net premiums written by underwriting location
United States	$98,809	48	$—	—	$—	—
Other	106,028	52	89,570	100	68,111	100
Total	$204,837	100	$89,570	100	$68,111	100
Marketing. Arch MI U.S. employs a sales force located throughout the U.S. to directly sell mortgage insurance products and services to its bank customers. Arch MI U.S. has entered into a distribution services agreement with CUNA Mutual (a former part owner of Arch MI U.S.) pursuant to which CUNA Mutual sales employees exclusively market Arch MI U.S. mortgage insurance products to credit union customers. In Europe and Bermuda, our products and services are distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines, reinsurance, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.” Our mortgage group has ceded a portion of its premium on a quota share basis through certain reinsurance agreements. Reinsurance arrangements do not relieve our mortgage group from its primary obligations to insured parties. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our mortgage subsidiaries would be liable for such defaulted amounts.
Claims Management. With respect to our direct mortgage insurance business, the claims process generally begins with notification by the insured or servicer to us of a default on an insured loan. The insured is generally required to notify us of a default after the borrower becomes two consecutive monthly payments in default. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, rising interest rate levels and declining home prices. Upon notice of a default, in certain cases we may coordinate with loan servicers to facilitate and enhance retention workouts on insured loans. Retention workouts include loan modifications and other loan repayment options, which may enable borrowers to cure mortgage defaults and retain ownership of their homes. If a retention workout is not viable for a borrower, our loss on a loan may be mitigated through a liquidation workout option, including a pre-foreclosure sale or a deed-in-lieu of foreclosure. In the U.S., our master policies generally provide that within 60 days of the perfection of a primary insurance claim, we have the option of:

•	paying the insurance coverage percentage specified in the certificate of insurance multiplied by the loss amount;

•
in the event the property is sold pursuant to an approved prearranged sale, paying the lesser of (i) 100% of the loss amount less the proceeds of sale of the property, or (ii) the specified coverage percentage multiplied by the loss amount; or

•	paying 100% of the loss amount in exchange for the insured’s conveyance to us of good and marketable title to the property, with us then selling the property for our own account.
While we select the claim settlement option that best mitigates the amount of our claim payment, in the U.S. we generally pay the coverage percentage multiplied by the loss amount.

Other Operations
In 2014 we sponsored, along with Highbridge, Watford Re, a new property and casualty reinsurer for which we perform underwriting services and Highbridge manages the investments, each under a long term services agreement. Watford Re’s strategy is to combine a diversified reinsurance business with a disciplined investment strategy comprised primarily of non-investment grade credit assets. Watford Re believes this combination will enable it to generate attractive risk-adjusted returns for its shareholders over the long term. Watford Re has its own management and board of directors and is responsible for the overall profitability of its results. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford Re. In addition, Marc Grandisson, Chairman and CEO of Arch Worldwide Reinsurance and Mortgage Groups, and Nicolas Papadopoulo, CEO Reinsurance Group, were appointed as two of the five members of the board of directors of Watford Re. We invested $100.0 million to acquire approximately 11% of Watford Re’s common equity and a warrant to purchase additional common equity. We performed an analysis of Watford Re and concluded that Watford Re is a variable interest entity and that we are the primary beneficiary of Watford Re. As such, 100% of the results of Watford Re are included in our consolidated financial statements.
Employees
As of February 20, 2015, ACGL and its subsidiaries employed approximately 1,920 full-time employees.
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

The table below represents the development of loss reserves as determined under accounting principles generally accepted in the United States of America (“GAAP”) for 2004 through 2014:

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

(U.S. dollars in millions)	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104	$7,076	$7,258

Cumulative net paid losses as of:
One year later	449	745	843	954	1,167	1,106	1,127	1,169	1,351	1,300
Two years later	811	1,332	1,486	1,817	2,114	1,943	1,938	2,096	2,353
Three years later	1,110	1,688	2,040	2,308	2,768	2,561	2,613	2,845
Four years later	1,300	1,993	2,375	2,755	3,222	3,070	3,128
Five years later	1,478	2,249	2,680	3,023	3,596	3,469
Six years later	1,629	2,447	2,867	3,254	3,871
Seven years later	1,740	2,603	3,005	3,429
Eight years later	1,797	2,684	3,123
Nine years later	1,829	2,767
Ten years later	1,886

Net re-estimated reserve as of:
One year later	2,756	3,986	4,726	5,173	5,749	6,067	6,110	6,416	6,840	6,749
Two years later	2,614	3,809	4,387	4,959	5,620	5,826	5,927	6,160	6,540
Three years later	2,487	3,541	4,164	4,849	5,466	5,711	5,748	5,930
Four years later	2,353	3,381	4,107	4,740	5,403	5,570	5,567
Five years later	2,305	3,359	4,026	4,680	5,308	5,439
Six years later	2,291	3,301	3,989	4,604	5,200
Seven years later	2,255	3,327	3,944	4,508
Eight years later	2,271	3,280	3,860
Nine years later	2,247	3,237
Ten years later	2,238

Cumulative net redundancy	$637	$826	$1,051	$975	$738	$775	$828	$708	$564	$327

Cumulative net redundancy as a percentage of net reserves	22.2%	20.3%	21.4%	17.8%	12.4%	12.5%	12.9%	10.7%	7.9%	4.6%
Gross reserve for losses and loss adjustment expenses	$3,493	$5,453	$6,463	$7,092	$7,667	$7,873	$8,098	$8,456	$8,933	$8,824	$9,036
Reinsurance recoverable	(618)	(1,390)	(1,552)	(1,609)	(1,729)	(1,659)	(1,703)	(1,818)	(1,829)	(1,748)	(1,778)
Net reserve for losses and loss adjustment expenses	$2,875	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104	$7,076	$7,258

Gross re-estimated reserve	$2,684	$4,508	$5,135	$5,861	$6,608	$6,815	$6,940	$7,438	$8,259	$8,436
Re-estimated reinsurance recoverable	(446)	(1,271)	(1,275)	(1,353)	(1,408)	(1,376)	(1,373)	(1,508)	(1,719)	(1,687)
Net re-estimated reserve	2,238	3,237	3,860	4,508	5,200	5,439	5,567	5,930	6,540	6,749
Gross re-estimated redundancy	$809	$945	$1,328	$1,231	$1,059	$1,058	$1,158	$1,018	$674	$388
The preceding table does not present accident or policy year development data and, instead, presents an analysis of the claim development of gross and net balance sheet reserves existing at each calendar year-end in subsequent calendar years. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for ending reserves at December 31, 2004 through December 31, 2014.
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2014	2013	2012
Reserve for losses and loss adjustment expenses at beginning of year	$8,824,696	$8,933,292	$8,456,210
Unpaid losses and loss adjustment expenses recoverable	1,748,250	1,829,070	1,818,047
Net reserve for losses and loss adjustment expenses at beginning of year	7,076,446	7,104,222	6,638,163

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,246,152	1,943,466	2,082,805
Prior years	(326,902)	(264,042)	(221,528)
Total net incurred losses and loss adjustment expenses	1,919,250	1,679,424	1,861,277

Net losses and loss adjustment expense reserves of acquired business (1)	120,671	—	31,977

Foreign exchange (gains) losses	(160,486)	1,617	38,184

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(347,270)	(288,114)	(295,984)
Prior years	(1,350,466)	(1,420,703)	(1,169,395)
Total net paid losses and loss adjustment expenses	(1,697,736)	(1,708,817)	(1,465,379)

Net reserve for losses and loss adjustment expenses at end of year	7,258,145	7,076,446	7,104,222
Unpaid losses and loss adjustment expenses recoverable	1,778,303	1,748,250	1,829,070
Reserve for losses and loss adjustment expenses at end of year	$9,036,448	$8,824,696	$8,933,292

(1)	2014 amount relates to our acquisition of Arch MI U.S. while the 2012 amount relates to our acquisition of the trade credit and surety operations of Ariel Re.

Our initial reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2014. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience. For additional information regarding the key underlying movements in our losses and loss adjustment expenses by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $1.81 billion at December 31, 2014. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

Investments
At December 31, 2014, total investable assets of $15.77 billion included $14.61 billion managed by Arch and $1.16 billion included in the ‘other’ segment (i.e., attributable to Watford Re), as summarized in the table below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets” and note 8, “Investment Information,” of the notes accompanying our financial statements.
The following table summarizes our invested assets:

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$10,750,770	73.6	$9,571,776	68.1
Fixed maturities, at fair value (3)	377,053	2.6	448,254	3.2
Fixed maturities pledged under securities lending agreements, at fair value	50,802	0.3	105,081	0.8
Total fixed maturities	11,178,625	76.5	10,125,111	72.1
Short-term investments available for sale, at fair value	797,226	5.5	1,478,367	10.5
Cash	474,247	3.2	434,057	3.1
Equity securities available for sale, at fair value	658,182	4.5	496,824	3.5
Other investments available for sale, at fair value	296,224	2.0	498,310	3.6
Other investments, at fair value (3)	889,253	6.1	773,280	5.5
Investments accounted for using the equity method (4)	349,014	2.4	244,339	1.7
Securities transactions entered into but not settled at the balance sheet date	(32,802)	(0.2)	(763)	—
Total investable assets managed by Arch	$14,609,969	100.0	$14,049,525	100.0

(1)	The table above excludes investable assets attributable to the ‘other’ segment. Such amounts are summarized as follows:

(U.S. dollars in thousands)	December 31, 2014

Investable assets in ‘other’ segment:
Cash	$11,455
Investments accounted for using the fair value option (3)	1,169,226
Securities transactions entered into but not settled at the balance sheet date	(17,441)
Total investable assets included in ‘other’ segment	$1,163,240

(2)	This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

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

Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. Our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of “AA” from S&P and “Aa2” from Moody’s Investors Service (“Moody’s”) at December 31, 2014, compared to “AA-” from S&P and “Aa2” from Moody’s at December 31, 2013. Our investment portfolio had an average effective duration of approximately 3.34 years and 2.62 years at December 31, 2014 and 2013, respectively. At December 31, 2014, 94.4% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade, compared to 92.6% at December 31, 2013.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	December 31, 2014		December 31, 2013
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,245,489	20.1	$2,284,053	22.6
AAA	4,299,060	38.5	3,709,872	36.6
AA	1,917,392	17.2	1,720,605	17.0
A	1,739,922	15.6	1,359,193	13.4
BBB	339,395	3.0	304,543	3.0
BB	157,232	1.4	180,125	1.8
B	184,869	1.7	188,119	1.9
Lower than B	154,823	1.4	241,463	2.4
Not rated	140,443	1.1	137,138	1.3
Total	$11,178,625	100.0	$10,125,111	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
For 2014, 2013 and 2012, set forth below is the pre-tax total return (before investment expenses) of the investment portfolio managed by Arch compared to the benchmark return against which we measured our portfolio during the year. The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Financial Measures—Total Return on Investments”).

	Arch	Benchmark
	Portfolio (1)	Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2014	3.21%	2.58%
Year Ended December 31, 2013	1.28%	0.85%
Year ended December 31, 2012	5.88%	4.90%
(1)  Our investment expenses were approximately 0.28%, 0.26% and 0.22%, respectively, of average invested assets in 2014, 2013 and 2012.

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
Our reinsurance subsidiaries, Arch Re U.S., Arch Re Bermuda and Arch Re Europe (S&P and Fitch only), and our principal insurance subsidiaries, Arch Insurance, Arch E&S, Arch Specialty, Arch Insurance Company Europe and Arch Insurance Canada (S&P and A.M. Best only), each currently has a financial strength rating of “A+” (the second highest out of fifteen rating levels) with a stable outlook from A.M. Best, “A1” (the fifth highest out of 21 rating levels) with a stable outlook from Moody’s, “A+” (the fifth highest out of 21 rating levels) with a stable outlook from S&P, and “A+” (the fifth highest out of 24 rating levels) with a stable outlook from Fitch. A.M. Best has assigned a financial strength rating of “NR-3” (Rating Procedure Inapplicable) to Arch Indemnity, which is not writing business currently. Lloyd’s has financial strength ratings of “A” (the third highest out of fifteen rating levels) with a stable outlook from A.M. Best, “A+” with a stable outlook from S&P and “A+” with a stable outlook from Fitch. Our U.S. mortgage insurance subsidiary, Arch MI U.S., is rated “BBB+” (the eighth highest out of 21 rating levels) with a positive outlook by S&P and “Baa1” (the eighth highest out of 21 rating levels) by Moody’s with a stable outlook. Arch MI Europe is rated “A+” (the fifth highest out of 21 rating levels) with a stable outlook from S&P. Arch Mortgage Guaranty is rated “A3” (the seventh highest out of 21 rating levels) by Moody’s with a stable outlook. Watford Re currently has a financial strength rating of “A-” (the fourth highest out of fifteen rating levels) with a stable outlook from A.M. Best.
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
In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alleghany Corporation, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd., Validus Holdings Ltd. and XL Group plc.

In our mortgage business, we compete with six active U.S. mortgage insurers, which include the mortgage insurance subsidiaries of Essent Group Ltd., Genworth Financial Inc., MGIC Investment Corporation, NMI Holdings Inc., Radian Group Inc. and United Guaranty Corporation. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, reputation, the strength of management, technology, and innovation in the delivery and servicing of insurance products. Arch MI U.S. and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”) and, to a lesser degree, the U.S. Department of Veterans Affairs (“VA”). The mortgage insurance industry’s business has been limited as a result of competition with the FHA, which substantially increased its market share beginning in 2008. Recent and future changes to the FHA program may impact the demand for private mortgage insurance. On our mortgage reinsurance and other risk sharing products, we have seen increased competition from other well capitalized and highly rated multiline reinsurers. It is our expectation that the depth and capacity of competitors from this segment will continue to increase over the next several years as more credit risk is borne by private capital.
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
As Arch Re Bermuda carries on both long-term and general business, it is required to be registered as both a long-term and as a general business insurer under the Insurance Act. Accordingly, Arch Re Bermuda is registered as a Class 4 general business insurer and as a Class C long-term insurer. Class 4 insurers are regarded as large commercial underwriters and are subject to the strictest regulation. Class C insurers are regarded as small commercial underwriters and are subject to less stringent regulation. Watford Re is registered as a Class 4 insurer and subject to similar regulation. The remainder of this section focuses on Arch Re Bermuda only.
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
Group Solvency and Group Supervision. The current supervision and solvency rules (together, “Group Rules”) apply to our Group so long as the BMA remains our group supervisor. The BMA has implemented and imposed many of the additional requirements described in this section as part of its efforts to gain equivalence under Solvency II. Due to the delays in the implementation of Solvency II in Europe, it is not expected that the European Commission will take a final decision on whether or not it will recognize the regime in Bermuda to be equivalent to that laid down in Solvency II until 2015, at the earliest. If the European Commission does not recognize the regime in Bermuda, this could mean that Arch Re Bermuda and its European Union-regulated affiliates may be subject to group supervision in Bermuda and the European Union, respectively. In addition, through the Group Rules, the BMA may take action which affects ACGL. A summary of the Group Rules is set forth below.
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
ACGL and Arch Re Bermuda also need to comply with the provisions of The Bermuda Companies Act 1981, as amended (the “Companies Act”) regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than its liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 23, “Statutory Information,” of the notes accompanying our financial statements.

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
In addition to regulation applicable generally to U.S. insurance and reinsurance companies, our U.S. mortgage insurance operations are affected by federal and state regulation relating to mortgage insurers, mortgage lenders, and the origination, purchase and sale of residential mortgages. The private mortgage insurance industry is, and likely will continue to be, subject to substantial federal and state regulation, which has increased in recent years as a result of the past deterioration of the housing and mortgage markets in the U.S. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations, new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.
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

Some states have adopted provisions of the National Association of Insurance Commissioners (“NAIC”) adopted amendments to its Credit for Reinsurance Model Law and Regulation (the “NAIC Credit for Reinsurance Model Act”) that allow full credit to U.S. ceding insurers for reinsurance ceded to qualified non-U.S. reinsurers (called “certified reinsurers”) based upon less than 100% collateralization. Under those provisions, collateral requirements may be reduced for international reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in countries that are found to have strong systems of domestic insurance regulation. Applicants for “certified reinsurer” designation must agree to certain financial reporting, consent to jurisdiction and consent to provide collateral for the full amount of their assumed liabilities in specified circumstances. Arch Re Bermuda is approved in 11 states to post reduced collateral and is expected to be designated as a “certified reinsurer” in other U.S. states.
As a result of the requirements relating to the provision of credit for reinsurance, Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are domiciled.
Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and the province of Ontario, Canada. Arch Insurance is licensed as an insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is licensed in one state and approved as an excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Arch E&S is licensed in one state and approved as an excess and surplus lines insurer in 47 states and the District of Columbia. Arch Indemnity is licensed as an insurer in 49 states and the District of Columbia. Arch Insurance Company Europe is eligible to write excess and surplus lines insurance in 50 states, the District of Columbia, the U.S. Virgin Islands, Guam, the Northern Mariana Islands and American Samoa by virtue of its listing on the NAIC International Insurers Department's Quarterly Listing of Alien Insurers pursuant to the Nonadmitted and Reinsurance Reform Act of 2010. Neither Arch Re Bermuda nor Arch Re Europe expects to become licensed, accredited or so approved in any U.S. jurisdiction.
Certain state regulatory agencies conduct investigations from time to time of insurance and reinsurance companies’ compliance with various federal and state laws. On June 25, 2013, the New York Department of Financial Services sent a letter to non-U.S. reinsurers approved to post reduced collateral (see “Regulation-U.S. Insurance Regulation- Credit for Reinsurance”), including Arch Re Bermuda, seeking information concerning such reinsurers’ compliance with the Iran Freedom and Counter-Proliferation Act of 2012. We cannot predict the effect or outcome of these investigations on the insurance or reinsurance industry, the regulatory framework, or our business, financial condition and results of operations.
Holding Company Acts. All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes, including Delaware and Missouri (the states of domicile of Arch’s U.S. insurance subsidiaries), acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of ACGL without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner. In 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, only 38 states, including states in which our U.S.-based insurance subsidiaries are domiciled or licensed, have enacted legislation adopting the amended Insurance Holding Company System Regulatory Act in some form.
Enterprise Risk. The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, in 2010, the NAIC adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report annually. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by an individual state, the state may impose additional internal review and regulatory filing requirements on licensed insurers and their parent companies.
Regulation of Dividends and Other Payments from Insurance Subsidiaries. The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 23, “Statutory Information,” of the notes accompanying our financial statements.
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
Guaranty Funds and Assigned Risk Plans. Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses. Participation in state-assigned risk plans may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis. Mortgage guaranty insurance, among other lines of business, is typically exempt from participation in guaranty funds and assigned risk plans.
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
Certain federal laws, such as the Real Estate Settlement Procedures Act of 1974 (“RESPA”) and the Homeowners Protection Act of 1998 (“HOPA”), directly impact mortgage insurers. Other federal law and regulation relating to mortgage lenders and servicers, the GSEs, the FHA and the VA may also affect mortgage insurers and the demand for private mortgage insurance. Such laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act (“TILA”), the Fair Credit Reporting Act of 1970 (“FCRA”), and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and require disclosures of the cost of credit and provide for other consumer protections.
The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program Reauthorization Act of

2015 (“TRIPRA”), consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. In addition, FIO is authorized to assist the Treasury Secretary in negotiating “covered agreements” between the U.S. and one or more foreign governments or regulatory authorities that address insurance prudential measures. Where a state law is inconsistent with a “covered agreement” and provides less favorable treatment to foreign insurers than U.S. companies, the FIO Director may preempt conflicting state law. In 2013, the FIO issued two reports relating to the insurance industry, one on modernization of the insurance regulatory system and one on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010. In its December 2013 report on modernization of the insurance regulatory system, the FIO recommended that federal standards and oversight for mortgage insurers be developed and implemented. In December 2014, the FIO issued a report on the vital role that the global reinsurance market plays in supporting insurance in the United States. The impact that these reports will have on the regulation of insurance, if any, is yet to be determined. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance as discussed above.
The Dodd-Frank Act established the Consumer Finance Protection Bureau (“CFPB”) to regulate the offering and provision of consumer financial products and services under federal law, including residential mortgages. Pursuant to the Dodd-Frank Act, the CFPB is charged with rulemaking and enforcement with respect to enumerated consumer laws, including RESPA, TILA, HOPA, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) and FCRA. The Dodd-Frank Act also granted to the CFPB certain supervisory powers with respect to “covered persons” and “service providers,” as defined by the Act. The CFPB recently published residential mortgage servicing rules pursuant to TILA and RESPA. The CFPB has issued Civil Investigative Demands to several other mortgage insurers and in 2013 the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against five other mortgage insurers relating to captive reinsurers.
Under the Dodd-Frank Act, the CFPB is authorized to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (“ATR”). The CFPB issued final ATR regulations, effective January 2014, containing detailed requirements on how lenders must verify a borrower's ability to repay a covered mortgage loan. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the definition of a qualified mortgage (“QM”) as contained in the CFPB’s ATR regulations. Creditors who violate the ATR rule can be liable for interest and fees paid by the borrower as well as actual and statutory damages. A borrower may assert such a violation as a defense by recoupment or set off in a foreclosure action.
Under the CFPB’s ATR rule, a loan is deemed to be a QM if it meets certain requirements, including:

•	the term of the mortgage is 30 years or less;

•	there is no negative amortization, interest only or balloon features;

•	the lender documents the loan in accordance with requirements;

•	the total “points and fees” do not exceed certain thresholds, generally 3%; and

•	the total debt-to-income ratio does not exceed 43%.
The QM definition provides a “safe harbor” for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate and a “rebuttable presumption” of compliance with ATR requirements for QM loans with an APR above that threshold.
The ATR rule also provides for a second, temporary category that allows for more flexible underwriting requirements. To qualify under the temporary QM definition, a mortgage must meet the general product feature requirements and be eligible to be purchased or guaranteed by the GSEs while they remain under conservatorship, FHA, VA, the Department of Agriculture or the Rural Housing Service. This temporary QM category expires on January 10, 2021, or earlier to the extent that the conservatorship of the Federal Housing Finance Agency (“FHFA”) ends or federal agencies issue their own qualified mortgage rules. In May 2013, the FHFA directed the GSEs to limit purchases after January 10, 2014 to loans that meet certain QM criteria. The U.S. Department of Housing and Urban Development (“HUD”) proposed a separate definition of a qualified mortgage for loans insured by the FHA, which became effective on January 10, 2014. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects. To the extent that government agencies adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders than those applicable to the market in which private mortgage insurers participate, our business may be adversely affected.
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
Because of the QM evidentiary standard that gives presumption of compliance, we believe that most newly-originated mortgages are QMs. Our operating results could be adversely impacted if the QM regulations reduce the size of the origination market, reduce the willingness of lenders to extend low down payment credit, favor alternatives to private mortgage insurance such as government mortgage insurance programs, or change the mix of mortgage insurance business in ways that may be unfavorable to us.
The Dodd-Frank Act generally requires an issuer of an asset-backed security or initiator of an asset-backed transaction (a “securitizer”) to retain at least 5% of the risk associated with securitized mortgage loans, although in some cases the retained risk may be allocated between the securitizer and the mortgage originator. Lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans. Changes in the conservatorship status of the GSEs or capital support provided to the GSEs by the U.S. government could impact the manner in which the credit risk retention rules apply to the GSEs.
This risk-retention requirement also does not apply to a mortgage loan that is a qualified residential mortgage (“QRM”), or that is insured or guaranteed by FHA or certain other federal agencies. In October 2014, federal regulators issued a risk-retention rule that generally defines a QRM as a mortgage meeting the requirements of a QM. As the risk retention rule treats all QM loans as QRMs, low down payment loans with private mortgage insurance that do not meet the requirements of the QM rule can only be securitized with a risk retention requirement, which may deter their origination and adversely affect our business.
The Dodd-Frank Act amended and expanded mortgage servicing requirements under TILA and RESPA. The CFPB published final regulations implementing these mortgage servicing requirements effective January 2014. New loss mitigation procedures include the prohibition of commencement of foreclosure by the loan holder or servicer until 120 days after the borrower's delinquency. This and other loss mitigation requirements could cause delays in default servicing, cause the servicing of mortgage loans to become more costly, and could have an adverse impact on the timely resolution of mortgage insurance claims.
The Homeowners Protection Act of 1998. HOPA provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of mortgage insurance. These provisions apply to borrower-paid mortgage insurance for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance generally occurs when the mortgage is first scheduled to reach a loan-to-value of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a “good payment history,” as defined by HOPA, may generally request cancellation of mortgage insurance when the loan-to-value is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value.
Real Estate Settlement Procedures Act of 1974. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. Mortgage insurance generally has been considered to be a “settlement service” for purposes of RESPA. RESPA authorizes the CFPB, the Department of Justice, state attorneys general and state insurance commissioners to bring civil enforcement actions, and also provides for criminal penalties and private rights of action. In the past, a number of lawsuits have challenged the actions of private mortgage insurers under RESPA, alleging that the insurers violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance, including the provision of contract underwriting services. In addition to these private lawsuits, in 2013, the United States District Court for the Southern District of Florida approved consent orders issued by the CFPB against five other private mortgage insurers relating to captive reinsurance. Under the settlements, the mortgage insurers will end the challenged practices, pay monetary penalties, and be subject to monitoring by the CFPB and required to make reports to the CFPB in order to ensure their compliance with the provisions of the orders.
Home Mortgage Disclosure Act of 1975. The Home Mortgage Disclosure Act of 1975 (“HMDA”) requires most mortgage originators to collect and report to the CFPB data relating to a mortgage loan applicant's race, nationality, gender, marital status, and census tract. Mortgage insurers are not required pursuant to law or regulation to report HMDA data, although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. In 2014, mortgage insurers, through an industry trade group, voluntarily reported the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.
Secure and Fair Enforcement for Mortgage Licensing Act. The SAFE Act was enacted in 2008 to enhance consumer protection and reduce fraud by encouraging states to establish minimum standards for the licensing and registration of state-licensed mortgage loan originators. The SAFE Act also requires the establishment of a nationwide mortgage licensing system and registry for the residential mortgage industry. Administration and enforcement of the SAFE Act lies with the CFPB. Arch Fulfillment Operations Inc. (“AFOI”), as an entity engaged in the business of providing contract underwriting services to residential lenders, may be required to obtain certain mortgage lender licenses in order to comply with state specific SAFE Act requirements. AFOI is obtaining licenses in certain states.
Fair Credit Reporting Act. The FCRA imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff and federal courts to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for on the basis of a review of the consumer's credit. Arch MI U.S. provides notices as required. Although Arch MI U.S. has not been involved, there has been class action litigation over FCRA adverse action notices involving the mortgage industry, including court-approved settlements.
Terrorism Risk Insurance Program Reauthorization Act of 2015. The Terrorism Risk Insurance Act of 2002, which was previously amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, was amended and extended again by TRIPRA through December 31, 2020. TRIPRA provides a federal backstop for insurance related losses resulting from certain acts of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S. based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after after (i) aggregate industry insured losses resulting from the act of terrorism exceeds a statutorily prescribed program trigger, and (ii) an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The program trigger for calendar year 2015 is $100 million and will increase by $20 million per year until it becomes $200 million in 2020. Beginning January 1, 2016, the 85% federal share will decrease by 1% per year until it becomes 80% in 2020. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. An insurer’s deductible for each year is based on the insurer’s (together with those of its affiliates) direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by a specified percentage. The specified percentage for 2014 through 2020 is 20%.
Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our insurance group’s deductible for 2014 was approximately $257.9 million (i.e., 20.0% of direct earned premiums). Based on 2014 direct commercial earned premiums, our insurance group’s deductible for 2015 will be approximately $303.5 million (i.e., 20.0% of such direct earned premiums).
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
The GLBA also imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued Interagency Guidelines Establishing Information Security Standards, or “Security Guidelines,” and interagency regulations regarding financial privacy, or “Privacy Rule,” implementing sections of GLBA. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution's disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions' policies and practices to protect the confidentiality and security of the information. With respect to mortgage insurers, GLBA is enforced by the U.S. Federal Trade Commission, or FTC, and state insurance regulators. Many states have enacted legislation implementing GLBA and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information.
GSE Qualified Mortgage Insurer Requirements. Pursuant to their charters, the GSEs purchase low down payment loans insured by MIs that they determine to be qualified. Fannie Mae and Freddie Mac have each published comprehensive requirements to become and remain a qualified mortgage insurer (the “Eligibility Requirements”). On July 10, 2014, the conservator of the GSEs, the FHFA, released for comment new Eligibility Requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The draft PMIERs include revised financial requirements for mortgage insurers that require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer (“Available Assets”), to meet or exceed minimum required assets, which are calculated from PMIERs tables with several risk dimensions and are subject to a floor amount (“Minimum Required Assets”).
The comment period for the draft PMIERs closed in September 2014. We currently expect FHFA to publish final PMIERs in the first half of 2015 with an effective date 180 days thereafter. We expect that mortgage insurers will have up to two years after the final PMIERs are published to meet the PMIERs’ financial requirements. As set out in the draft PMIERs, a mortgage insurer that fails to certify by the effective date that it meets the PMIERs’ financial requirements will be subject, at a minimum, to a transition plan to achieve compliance within the two year period.
We estimate that Arch MI U.S.’s Available Assets exceeded its Minimum Required Assets as of December 31, 2014. Our estimate of Arch MI U.S.’s Minimum Required Assets is based upon its risk written as of December 31, 2014 as adjusted to reflect the risk ceded to its affiliate, Arch Re Bermuda, and third parties under quota share reinsurance arrangements. Under the draft PMIERs, risk transferred on a quota share basis to a non-exclusive affiliated reinsurer, such as Arch Re Bermuda, or to non-affiliated reinsurers, may generally be deducted for the purposes of calculating Minimum Required Assets (based upon the projected amount of direct risk in force ceded under a stress economic scenario). However, the draft PMIERs also require a mortgage insurer to seek guidance from the GSEs to determine the amount of ceded risk that may be deducted in calculating Minimum Required Assets. The GSEs approved Arch MI U.S.’s reinsurance arrangements in connection with their approval of Arch MI U.S. as an eligible insurer in January 2014. The GSEs have not yet provided us with guidance as to the treatment of the reinsurance arrangements under the PMIERs.
Arch MI U.S.’s Minimum Required Assets ultimately required by the final PMIERs and its Available Assets will be affected by many factors, including the content and timing of the final PMIERs, macro-economic conditions, the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable time of measurement, and the amount of ceded risk that may be deducted by Arch MI U.S. in its calculation of Minimum Required Assets. Primarily as a result of Arch MI U.S.’s projected insurance portfolio growth in 2015 and thereafter, we expect that we will need to contribute additional capital to Arch MI U.S. during that period to satisfy existing GSE financial conditions and the final PMIERs’ financial requirements.
The draft PMIERs contain extensive requirements related to the operation of our mortgage insurance business, including imposing additional operational requirements in areas such as claim processing, loss mitigation, underwriting, quality control and reporting. The requirements in the draft PMIERs, if adopted in their current form, could require us to make changes to our business practices and incur additional costs in order to achieve and maintain compliance with the PMIERs.
Arch MI U.S. is currently approved by the GSEs as an eligible mortgage insurer. In addition to existing Eligibility Requirements applicable to all eligible mortgage insurers, the GSEs imposed conditions in connection with their approvals of Arch MI U.S. as a qualified mortgage insurer. These conditions require, among other things, that Arch MI U.S.:

•
maintain, through December 31, 2016, minimum capital funding of $400 million which may consist of statutory capital (policyholders’ surplus plus contingency reserves), dedicated reinsurance trust assets for any primary business reinsured and a value for purchased technology assets;

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
In 2013, the GSEs also mandated minimum standards for mortgage insurer master policies, including standards relating to limitations of a mortgage insurer's rescission rights. In 2014, we developed and implemented a new master policy that conforms to these minimum standards.
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

Generally, Wisconsin law precludes any dividend before giving at least 30 days notice to the Wisconsin OCI and prohibits paying any dividend unless it is fair and reasonable to do so. In addition to Wisconsin, the GSEs and other states limit or restrict Arch MI U.S.’s ability to pay stockholder dividends.
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
Under Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its risk in force in order for the mortgage insurer to continue to write new business. While formulations of minimum capital vary in certain jurisdictions, the most common measure applied allows for a maximum risk-to-capital ratio of 25 to 1. Wisconsin requires a mortgage insurer to maintain a “minimum policyholder position” calculated in accordance with regulations. Policyholders' position consists primarily of statutory policyholders' surplus plus the statutory contingency reserve. While the statutory contingency reserve is reported as a liability on the statutory balance sheet, for risk-to-capital ratio calculations, it is included as capital for purposes of statutory capital.
The NAIC has established a working group to make recommendations to the NAIC's Financial Condition Committee regarding changes to the NAIC’s Mortgage Guaranty Insurance Model Act. The NAIC working group has released several drafts which include proposed changes to minimum statutory capital requirements and changes to the extent to which, and period for which, mortgage insurers must establish and hold contingency reserves. If the NAIC revises the Mortgage Guaranty Insurance Model Act, some state legislatures are likely to enact and implement part or all of the revised provisions.
Mortgage insurance premium rates are also subject to review and approval by state regulators. Any increase in premium rates must be justified, generally on the basis of the insurer's loss and default experience, expenses and future trend analysis. Arch MI U.S. has approved premium rates for credit union and mortgage banking originated mortgage loans in all 50 states.
Legislative and Regulatory Proposals. From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have been considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and the NAIC. In addition, there are a variety of proposals being considered by various state legislatures. Two ongoing areas of work at the NAIC are model rules relating to corporate governance and consideration of enhanced methods of group supervision.
Since the GSEs were placed into the conservatorship of FHFA in 2008, there has been debate regarding the roles of the GSEs, the federal government and private capital in the U.S. housing finance system. The federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus on the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return a larger role for private capital and reduce the role of government. The size, complexity and centrality of the GSEs to the current housing finance system and the importance of housing to the economy make the transition to any new housing finance system difficult.
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
In August 2013, the Obama Administration issued a set of core principles for housing finance reform which endorsed Option 3 and intended to ensure widespread and consistent access to 30-year fixed rate mortgages while phasing out the role of the GSEs in the housing finance system. The Obama Administration also endorsed intermediate steps to transition to a new housing finance system, including reducing the government's credit risk exposure at the GSEs through: (i) a capital markets approach in which private investors take on the risk of the portfolio's first losses, and (ii) an insurance approach in which well capitalized and regulated private institutions insure a portfolio of mortgages against default and collect insurance premiums. In January 2015, the Obama Administration called for Congress to “wind down” the GSEs.
Several reform proposals have been considered by Congress. On July 24, 2013, the House Financial Services Committee passed H.R. 2767, “The Protecting American Taxpayers and Homeowners Act of 2013” (the “PATH Act”), a comprehensive secondary market reform plan similar to Option 1 including a very limited risk-bearing role for government and winding down of the GSEs. On May 15, 2014, the Senate Banking Committee passed S. 1217, “The Housing Finance Reform and Taxpayer Protection Act of 2014” (the “Reform Bill”). The Reform Bill would create a general structure for comprehensive reform and transition, including the wind down of the GSEs and the creation of a new entity, the Federal Mortgage Insurance Corporation, or “FMIC.” Under the Reform Bill, private investors in single-family covered securities would be required to hold a 10% first loss position before FMIC, in exchange for a fee, would insure the payment of principal and interest on the covered securities. While the bill explicitly provides a role for mortgage insurance on low down-payment loans, it does not recognize the loss protection provided by mortgage insurance toward the 10% first loss requirement. FMIC would be responsible for promulgating standards for the approval and supervision of mortgage insurers, guarantors, aggregators and servicers.
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
As the regulator and conservator of the GSEs, FHFA has the authority to establish the priorities of the GSEs and to control and direct their operations. FHFA has made changes to the business and operations of the GSEs, in part under the direction of annual FHFA-developed strategic plans or scorecards for the conservatorship of the GSEs. The 2014 strategic plan called for the contraction of the role of the GSEs and expansion of the role of private capital through a number of actions, including shrinking the portfolios of the GSEs, and consideration of expanded use of credit risk sharing with private market participants. FHFA’s 2015 scorecard continues these priorities.
Arch MI U.S. competes with the single-family mortgage insurance programs of FHA, which is part of HUD. In January 2015, FHA reduced the annual mortgage insurance premium it charges from 1.35% of the loan amount to 0.85%. This premium reduction will make private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. Congress is considering legislation to reform FHA. In July 2013, the House Financial Services Committee passed the PATH Act, which contains extensive reforms to FHA, and the Senate Banking Committee passed “The FHA Solvency Act of 2013.” Despite areas of similarity, there are significant differences between the House and Senate proposed reforms. The prospects for passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, are uncertain. If FHA reform were to raise FHA premiums, tighten FHA credit guidelines, make other changes which make lender use of the FHA less attractive, or implement credit risk sharing between the FHA and private mortgage insurers, these changes may be beneficial to Arch MI U.S. However, there can be no assurance that any FHA reform legislation will be enacted into law, and what provisions may be contained in any final legislation, if any.
We are unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See “—U.S. Insurance Regulation—General.”

Basel III. In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (“Basel I”), which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I (“Basel II”), which, among other things, governs the capital treatment of mortgage insurance purchased by domestic and international banks in respect of their origination and securitization activities. In 2013, Federal banking agencies approved new capital regulations implementing in the United States the Basel III international agreement on capital standards. These regulations include an “Advanced Approach” which is only applicable to the very largest banking organizations and other financial companies determined to be “systemically important.” The final regulations also included a simpler framework for smaller banking companies called the “Standardized Approach.” The Standardized Approach is generally applicable to banking companies with less than $250 billion in assets. The Basel III regulations restrict the instruments that can count toward meeting the capital requirements, thereby placing greater emphasis on common equity and retained earnings.
The Advanced Approach framework utilizes models to determine the capital requirements for covered entities. Pursuant to these models, covered companies will determine for each type of mortgage held in portfolio such factors as the probability of default, the loss to the bank in the event of a default, and the bank’s exposure at default. The data must be based on highly stressed economic conditions. The existence of mortgage insurance may be factored into these models, and may result in a lower capital requirement for certain classes of mortgage loans. However, the degree to which mortgage insurance will reduce capital requirements depends on the characteristics of the loans and regulatory approval of the methodology used by the banking companies. Therefore, the full extent to which mortgage insurance will reduce capital requirements under this approach is uncertain.
Under the Standardized Approach, the capital treatment of mortgage loans is essentially unchanged from Basel II. Prudently underwritten first mortgage loans will continue to generally receive a risk weight of 50%. The existence of mortgage insurance will compensate for an original loan-to-value ratio of less than 90%. If a mortgage is originated with a loan-to-value ratio that is greater than 90%, it will not be considered to be prudently underwritten unless the loan is protected by mortgage insurance or other credit support, such as readily marketable collateral.
In December, 2014, the Basel committee issued a new proposal to make further revisions in the Basel III capital rules. Among other things, the new proposal would introduce a table of risk weights for residential mortgages ranging from 25% to 100% based on the loan-to-value ratio. Comments are due on this proposal by March 27, 2015. It is possible that adoption of this proposal, and its implementation in the United States, could have an adverse impact on the mortgage insurance business. We cannot predict what impact the Basel III regulations, as approved in 2013 or as may be amended, will have on the demand for mortgage insurance.
Under both the Advanced and Standardized Approaches, the risk weight for mortgage servicing assets held by banks is sharply increased, and mortgage servicing assets above certain levels must be deducted from capital. Since a significant percentage of the mortgages insured by the mortgage insurance industry are serviced by banks or bank-owned mortgage companies, these changes could cause shifts in the amounts of mortgages serviced by banks and bank affiliates or subsidiaries relative to non-banking organizations. It is difficult to predict the impact these shifts may have on the quality of the servicing of insured mortgages or the ultimate impact on the mortgage insurance industry.
In addition to new capital standards, the Basel III international accord also calls upon the international banking regulators to impose minimum liquidity requirements on banking institutions. In September 2014, Federal banking agencies finalized a regulation implementing this new Basel III liquidity requirement by prescribing a “liquidity coverage ratio” or “LCR.” The LCR will be phased-in over a two year period that began on January 1, 2015.
The LCR requires covered banking organizations (those with $50 billion or more in assets) to maintain sufficient amounts of high quality liquid assets to withstand a specified run on the institution during a period of severe economic stress. Mortgages and mortgage-related securities are not considered to be high quality liquid assets under this test. Therefore, covered banks may decide to reduce their mortgage loan portfolios in order to replace these assets with investments that meet the definition of high quality liquid assets. We cannot predict what, if any, effect this may have on the demand for mortgage insurance.
United Kingdom Insurance Regulation
General. The Financial Services Authority (the “FSA”), which on April 1, 2013 was replaced by the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”), regulated insurance and reinsurance companies and firms carrying on insurance mediation activities operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance Company Europe was licensed and authorized by the FSA. It holds the relevant permissions for the classes of insurance business which it underwrites in the U.K. In 2009, AUAL was licensed and authorized by the FSA and the Lloyd’s Franchise Board. AUAL holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. Arch Risk Partners was licensed and authorized by the FSA in February 2012 to conduct insurance mediation activities. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information and which compete effectively and have the interests of their customers and the integrity of the market at the heart of how they run their business. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Arch Insurance Europe and AUAL were assessed by the PRA during 2014. Arch Insurance Company Europe and AUAL are subject to regulation by both the PRA and FCA. Arch Risk Partners is subject to regulation by the FCA only.
Lloyd’s Supervision. The operations of AUAL and related Arch Syndicate 2012 and its corporate member, Arch Syndicate Investments Ltd (“ASIL”), are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd’s, and requirements made under those byelaws. The Council of Lloyd’s, established in 1982 by Lloyd’s Act 1982, has overall responsibility and control of Lloyd’s. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd’s market, including specifying conditions in relation to underwriting and claims operations of Lloyd’s participants. Lloyd’s is also subject to the provisions of the FSMA. Lloyd's is authorized by the PRA and regulated by the PRA and FCA. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or FCA's rules, although the PRA has delegated certain of its powers, including some of those relating to prudential requirements, to Lloyd’s. ASIL, as a member of Lloyd’s, is required to contribute 0.5% of Arch Syndicate 2012’s premium income limit for each year of account to the Lloyd’s central fund. The Lloyd’s central fund is available if members of Lloyd’s assets are not sufficient to meet claims for which the member is liable. As a member of Lloyd’s, ASIL may also be required to contribute to the central fund by way of a supplement to a callable layer of up to 3% of Arch Syndicate 2012’s premium income limit for the relevant year of account. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd’s licenses. Such activities must be in compliance with the Lloyd’s requirements.
Financial Resources. Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) are each required to demonstrate the adequacy of its financial assets to the PRA, while Arch Risk Partners is required to demonstrate the adequacy of its financial assets to the FCA. On a periodic basis, Arch Insurance Europe is required to provide the PRA and Lloyd’s with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enable the PRA and Lloyd’s to provide individual capital guidance and requirements to Arch Insurance Europe. Arch Insurance Europe’s surplus is above the risk-based capital threshold allowed by the PRA's individual capital assessment of Arch Insurance Europe. The PRA requires that Arch Insurance Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.
Reporting Requirements. Like all U.K. companies, Arch Insurance Europe and Arch Risk Partners must file and submit their annual audited financial statements in accordance with IFRS and related reports to the Registrar of Companies under the U.K. Companies Act together with an annual return of certain core corporate information and changes from the prior year. This requirement is in addition to the regulatory returns required to be filed annually with the PRA or the FSA (as applicable) for Arch Insurance Company Europe, AUAL and Arch Risk Partners and, in the case of AUAL and ASIL, Lloyd’s.
Financial Services Compensation Scheme. The Financial Services Compensation Scheme (“FSCS”) is a scheme established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. The FSCS is funded by the levies that it has the power to impose on all insurers. Arch Insurance Europe and/or Arch Risk Partners could be required to pay levies to the FSCS.

Restrictions on Acquisition of Control. Under FSMA, the prior consent of the FSA was required, and now the PRA or FCA, as applicable, is required, before any person can become a controller or increase its control over any regulated company, including Arch Insurance Company Europe, AUAL and Arch Risk Partners, or over the parent undertaking of any regulated company. Therefore, the FSA’s prior consent was required, and now the PRA's or FCA's prior consent, as applicable, is required before any person can become a controller of ACGL. Prior consent is also required from Lloyd’s before any person can become a controller or increase its control over a corporate member or a managing agent or a parent undertaking of a corporate member or managing agent. A controller is defined for these purposes as a person who holds (either alone or in concert with others) 10% (20%, in the case of an intermediary such as Arch Risk Partners) or more of the shares or voting power in the relevant company or its parent undertaking.
Restrictions on Payment of Dividends. Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the FSA required, and now the PRA or FCA, as applicable, requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Company Europe, AUAL, ASIL or Arch Risk Partners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources— Liquidity and Capital Resources” and note 23, “Statutory Information,” of the notes accompanying our financial statements.
European Union Considerations. Through their respective authorizations in the U.K., a Member State of the European Union (“EU”), Arch Insurance Company Europe’s, AUAL’s and Arch Risk Partners’ authorizations are recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe, AUAL and Arch Risk Partners to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the PRA or FCA (as applicable). The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives adopted by the European Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch Insurance Company Europe currently has branches in Denmark, Germany, Italy, Spain and Sweden and may establish branches in other Member States of the EU in the future. Further, through its authorizations in an EU Member State, Arch Risk Partners, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the PRA or FCA, as applicable.
In November 2009, the EU adopted a new directive directed at insurance and reinsurance companies known as Solvency II, which has been subject to numerous delays and must now be transposed into the national law of each Member State by March 31, 2015 and implemented by firms by January 1, 2016. Arch Insurance Company Europe, AUAL and Syndicate 2012 will be required to comply with Solvency II requirements. See “European Union Insurance and Reinsurance Regulation” below for additional details.
Canada Insurance Regulation
Arch Insurance Canada, which commenced underwriting on January 1, 2013 and Arch Re Canada, which commenced underwriting on January 1, 2015, are subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance/reinsurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance/reinsurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. Arch Insurance Canada and Arch Re Canada are subject to regulation in the provinces and territories in which they underwrite insurance/reinsurance, and the primary goal of insurance/reinsurance regulation at the provincial and territorial levels is to govern the market conduct of insurance/reinsurance companies. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory. Arch Re Canada is licensed to carry-on reinsurance business by OSFI and in the province of Ontario.
Under the Insurance Companies Act (Canada), Arch Insurance Canada is required to maintain an adequate amount of capital in Canada, calculated in accordance with a test promulgated by OSFI called the Minimum Capital Test, and Arch Re

Canada is required to maintain an adequate margin of assets over liabilities in Canada, calculated in accordance with a test promulgated by OSFI called the Branch Adequacy of Assets Test. Arch Insurance Canada and Arch Re Canada are required to file financial information with OSFI on an ongoing basis, including annual audited financial statements in accordance with IFRS. The appointed actuary of our Canadian operations must report annually on the adequacy of their reserves. OSFI’s continuing supervision includes analysis of this information and periodic examinations of Arch Insurance Canada and Arch Re Canada. OSFI has implemented a risk-based methodology for assessing insurance/reinsurance companies operating in Canada known as its “Supervisory Framework.” In applying the Supervisory Framework, OSFI considers the inherent risks of the business and the quality of risk management for each significant activity of each operating entity.
Ireland Insurance and Reinsurance Regulation
General. The Central Bank of Ireland (“CBOI”) regulates insurance and reinsurance companies and intermediaries authorized in Ireland. We have three Irish operating subsidiaries: Arch Re Europe, Arch MI Europe and Arch Underwriters Europe. Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch MI Europe was licensed and authorized by the CBOI as a non-life insurer in December 2011. Arch Underwriters Europe was registered by the CBOI as an insurance and reinsurance intermediary in July 2014.
Arch Re Europe, Arch MI Europe and Arch Underwriters Europe are subject to the supervision of the CBOI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI. Under the regulatory and legislative framework that applies to insurers and reinsurers, Arch Re Europe and Arch MI Europe are obliged to maintain capital reserves, to employ fit and proper personnel, and to comply with governance requirements. As an intermediary, Arch Underwriters Europe is subject to a different regulatory regime and is not subject to capital reserving rules, but must comply with requirements such as to maintain professional indemnity insurance and to have directors that are fit and proper. Our Irish subsidiaries are also subject to the general body of Irish company laws and regulations including the provisions of the Companies Acts 1963-2013.
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
Restrictions on Acquisitions. Under Irish law, the prior consent of the CBOI is required before any person can acquire or increase a qualifying holding in an Irish insurer or reinsurer, including Arch MI Europe and Arch Re Europe, or their parent undertakings. A qualifying holding is defined for these purposes as a direct or indirect holding that represents 10% or more of the capital of, or voting rights, in the undertaking or makes it possible to exercise a significant influence over the management of the undertaking.
Reporting Requirements. Like most Irish companies, Arch Re Europe, Arch MI Europe and Arch Underwriters Europe must file and submit their annual audited financial statements in accordance with Irish generally accepted accounting principles and related reports to the Registrar of Companies (“Registrar”) under the Companies Acts 1963-2013 together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the Registrar. These requirements are in addition to the regulatory returns required to be filed annually with the CBOI.
Restrictions on Payment of Dividends. Under Irish company law, Arch Re Europe, Arch MI Europe and Arch Underwriters Europe are permitted to make distributions only out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 23, “Statutory Information,” of the notes accompanying our financial statements.
European Union Considerations. As Arch Re Europe, Arch MI Europe and Arch Underwriters Europe are authorized by the CBOI in Ireland, a Member State of the EU, those authorizations are recognized throughout the EEA. Subject only to certain notification and application requirements, Arch Re Europe, Arch MI Europe and Arch Underwriters Europe can provide services, or establish a branch, in any other Member State of the EEA. Although, in doing so, they may be subject to the laws of such Member States with respect to the conduct of business in such Member State, company law registrations and other matters, they will remain subject to financial and operational supervision by the CBOI only. Arch Re Europe has a branch in Denmark, Arch Re Accident & Health ApS (“Arch Re Denmark”), which is an underwriting agency underwriting accident and health business for Arch Re Europe. Arch Re Europe also has a branch in the U.K., which underwrites non-life reinsurance risk for Arch Re Europe. Finally, Arch Re Europe also has a branch outside the EEA, Arch Reinsurance Europe Underwriting Limited, Dublin (Ireland), Zurich Branch (“Arch Re Europe Swiss Branch”).
As part of its application for registration, Arch Underwriters Europe requested the CBOI to make the necessary notifications to permit it to provide insurance and reinsurance intermediary services in all EEA Member States. Arch Underwriters Europe has not yet availed of any permit to provide services in an EEA Member State outside Ireland.
In November 2009, the EU adopted a new directive directed at insurance and reinsurance companies known as Solvency II, which has been subject to numerous delays and must now be transposed into the national law of each Member State by March 31, 2015 and implemented by firms by January 1, 2016. Arch Re Europe, Arch MI Europe and Arch Underwriters Europe will be required to comply with Solvency II requirements. See “-European Union Insurance and Reinsurance Regulation” below for additional details.
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
European Union Insurance and Reinsurance Regulation
Insurance. On November 25, 2009, the EU adopted a new directive directed at insurance and reinsurance companies known as Solvency II. Solvency II is a new regulatory regime which will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II has been the subject of a number of delays in its implementation, and two “quick-fix” directives each pushed the implementation date back from an original implementation date of November 1, 2012. The most recent directive that amends Solvency II, the Omnibus II directive (Directive 2014/51/EU), was published and came into force in May 2014. Solvency II must now be transposed into the national law of each Member State by March 31, 2015 and implemented by firms by January 1, 2016. The detail of the Solvency II project will be set out in “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. A delegated act, which sets out more detailed requirements for individual insurance undertakings as well as for groups based on the overarching provisions of Solvency II and which will make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU, was published by the European Commission on October 10, 2014 and came into force on January 18, 2015 (the “Delegated Act”).
Reinsurance. The single system established in the EU for regulation and supervision of the general insurance sector and its single passport regime had until 2007 applied only to direct insurance, and there was no common regulation of reinsurance in the EU. However, direct insurers established in a Member State of the EEA who were also authorized by their domestic regulatory authorities to transact reinsurance have had freedom to establish branches in and provide insurance services to all EEA states and that freedom has in practice been extended to their reinsurance activities. In December 2005, the EU published the Reinsurance Directive (the “Directive”) as a first step in harmonization of reinsurance regulation in the single market. Member States of the EU and the EEA were required to implement the Directive by December 2007. Pure reinsurers established in a Member State of the EU now have freedom to establish branches in and provide services to all EEA states under a regime comparable to that enjoyed by direct insurers, and they will be subject to similar rules in relation to licensing and financial supervision.

Arch Insurance Company Europe, AUAL and Arch Risk Partners, being established in the U.K. and authorized by the PRA and FCA, are able, subject to regulatory notifications and there being no objection from the relevant U.K. regulator, and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States. Arch Re Europe, being established in Ireland and authorized by the CBOI to write reinsurance, is able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services in those EEA states which have implemented the Directive. The Directive itself does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in particular Member States, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Unless agreement is reached between the European Commission and Bermuda to accord Bermuda based reinsurers with market access on the basis of the equivalent nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States, and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA. The Directive is scheduled to be repealed and replaced by new provisions under Solvency II on January 1, 2016. However, this may change depending on whether the implementation date for Solvency II is extended again from January 1, 2016.
Article 172 of Solvency II will, when it comes into force, provide that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. The European Commission is considering whether the solvency regime in Bermuda is equivalent to that laid down in Solvency II. In October 2011, the European Insurance and Occupational Pension Authority (“EIOPA”), which is established under European Law as an independent advisory body to the European Parliament, the European Council and the European Commission and specifically to assist in preparing equivalence decisions, advised that Bermuda meets the criteria set out in EIOPA’s methodology for equivalence assessments under Solvency II subject to certain caveats set out in EIOPA’s report. This advice has recently been updated pursuant to a request by the European Commission and, on December 19, 2014, EIOPA published a consultation paper presenting draft advice to the European Commission in which it supported key aspects of Bermuda’s regulatory regime with certain caveats. The next substantive step will be the publication of EIOPA’s final report, which will be submitted to EIOPA’s Board of Supervisors before being sent to the European Commission. EIOPA's advice is expected to allow the European Commission to take informed decisions this year on whether solvency and prudential regimes in Bermuda (as well as Japan and Switzerland) are equivalent to Solvency II.
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
Under the income tax treaty between Bermuda and the United States (the “Treaty”), ACGL's Bermuda insurance subsidiaries will be subject to U.S. income tax on any insurance premium income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Treaty have been issued. While there can be no assurances, ACGL does not believe that any of its Bermuda insurance subsidiaries has a permanent establishment in the United States. Such subsidiaries would not be entitled to the benefits of the Treaty if (i) less than 50% of ACGL's shares were beneficially owned, directly or indirectly, by Bermuda residents or U.S. citizens or residents, or (ii) any such subsidiary's income were used in substantial part to make disproportionate distributions to, or to meet certain liabilities to, persons who are not Bermuda residents or U.S. citizens or residents. While there can be no assurances, ACGL believes that its Bermuda insurance subsidiaries are eligible for Treaty benefits.
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
United Kingdom
Our U.K. subsidiaries are companies incorporated and have their central management and control in the U.K., and are therefore resident in the U.K. for corporation tax purposes. As a result, they will be subject to U.K. corporation tax on their respective worldwide profits. Arch Re Europe U.K. Branch will be subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to the branch. The main rate of U.K. corporation tax for the financial year starting April 1, 2014 is 21% on profits. It has been announced that the U.K. corporation tax rate for the financial year starting April 1, 2015 will be 20% on profits.
Canada
In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. Effective January 1, 2013, the branch operation was domesticated into Arch Insurance Canada, a Canadian federal insurance company subsidiary of Arch Insurance. Arch Re U.S., through a branch, commenced underwriting reinsurance in Canada in January 2015. Arch Insurance Canada is taxed on its worldwide income. Arch Re U.S. is taxed on its net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 10% and 16%.
Ireland
Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch MI Europe was licensed and authorized by the CBOI as a non-life insurer in 2011. Arch Underwriters Europe Limited was registered by the CBOI as an insurance and reinsurance intermediary in July 2014. Each of Arch Re Europe, Arch MI Europe and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of Arch Re Europe Swiss Branch and its U.K. branch. Any creditable foreign tax (i.e., Swiss or U.K.) payable will be creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s Swiss and U.K. branches. The current rate of Irish corporation tax applicable to such profits is 12.5%.
Switzerland
Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch are subject to Swiss corporation tax on the profit which is allocated to the branch. The effective tax rate is approximately 21.12% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax rate of the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch is approximately 0.14%.
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
Redemption of Preferred Shares. A redemption of the preferred shares will be treated under section 302 of the Code as a dividend if we have sufficient earnings and profits, unless the redemption satisfies one of the tests set forth in section 302(b) of the Code enabling the redemption to be treated as a sale or exchange, subject to the discussion herein relating to the potential application of the CFC, RPII and PFIC rules. Under the relevant Code section 302(b) tests, the redemption should be treated as a sale or exchange only if it (1) is substantially disproportionate, (2) constitutes a complete termination of the holder's stock interest in us or (3) is “not essentially equivalent to a dividend.” In determining whether any of these tests are met, shares considered to be owned by the holder by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. It may be more difficult for a United States Person who owns, actually or constructively by operation of the attribution rules, any of our other shares to satisfy any of the above requirements. The determination as to whether any of the alternative tests of section 302(b) of the Code is satisfied with respect to a particular holder of the preference shares depends on the facts and circumstances as of the time the determination is made.
Taxation of Our U.S. Shareholders
Controlled Foreign Corporation Rules
Under our bye-laws, the 9.9% voting restriction applicable to the Controlled Shares of a U.S. Person (as defined in our bye-laws) generally does not apply to certain of our investors. Depending upon the ownership of these investors and as a result of certain attribution rules, we and our foreign subsidiaries could be controlled foreign corporations (“CFCs”). That status as a CFC would not cause us or any of our subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. Holder that is considered to own less than 10% of the total combined voting power of our shares or those of our foreign subsidiaries. Only U.S. Holders that are considered to own 10% or more of the total combined voting power of our shares or those of our foreign subsidiaries (taking into account shares actually owned by such U.S. Holder as well as shares attributed to such U.S. Holder under the Code or the regulations there under) (a “10% U.S. Voting Shareholder”) would be affected by our status as a CFC. The preferred shares generally should not be considered voting stock for purposes of determining whether a United States Person would be a 10% U.S. Voting Shareholder. The shares may, however, become entitled to vote (as a class along with any other class of preferred shares of ACGL then outstanding) for the election of two additional members of the board of directors of ACGL if ACGL does not declare and pay dividends for the equivalent of six or more dividend periods. In such case, the preferred shares should be treated as voting stock for as long as such voting rights continue. Our bye-laws are intended to prevent any U.S. Holder from being considered a 10% U.S. Voting Shareholder by limiting the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote. However, because under our bye-laws certain funds associated with Warburg Pincus LLC and Hellman & Friedman LLC generally are entitled to vote their directly owned common shares in full, a U.S. Holder that is attributed (under the Code or the regulations there under) common shares owned by such funds may be considered a 10% U.S. Voting Shareholder. If we are a CFC, a U.S. Holder that is considered a 10% U.S. Voting Shareholder would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of ACGL and our subsidiaries attributable to “subpart F income” (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of our shares to the extent of the current and accumulated earnings and profits attributable to such shares.
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
Section 953(c)(7) of the Code generally provides that Section 1248 of the Code (which generally would require a U.S. Holder to treat certain gains attributable to the sale, exchange or disposition of common shares or preferred shares as a dividend) will apply to the sale or exchange by a U.S. shareholder of shares in a foreign corporation that is characterized as a CFC under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation, regardless of whether the U.S. shareholder is a 10% U.S. Voting Shareholder or whether the corporation qualifies for either the RPII 20% ownership exception or the RPII 20% gross income exception. Although existing U.S. Treasury Department (“Treasury”) regulations do not address the question, proposed Treasury regulations issued in April 1991 create some ambiguity as to whether Section 1248 and the requirement to file Form 5471 would apply when the foreign corporation has a foreign insurance subsidiary that is a CFC for RPII purposes and that would be taxed as an insurance company if it were a domestic corporation. We believe that Section 1248 and the requirement to file Form 5471 will not apply to a less than 10% U.S. Shareholder because ACGL is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed regulations in this manner or that the Treasury will not take the position that Section 1248 and the requirement to file Form 5471 will apply to dispositions of our common shares or our preferred shares.
If the IRS or Treasury were to make Section 1248 and the Form 5471 filing requirement applicable to the sale of our shares, we would notify shareholders that Section 1248 of the Code and the requirement to file Form 5471 will apply to dispositions of our shares. Thereafter, we would send a notice after the end of each calendar year to all persons who were shareholders during the year notifying them that Section 1248 and the requirement to file Form 5471 apply to dispositions of our shares by U.S. Holders. We would attach to this notice a copy of Form 5471 completed with all our information and instructions for completing the shareholder information.
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
No regulations interpreting the substantive PFIC provisions have yet been issued. The Commissioner of the IRS has indicated that guidance on certain PFIC issues should be issued shortly. Each U.S. Holder should consult his tax advisor as to the effects of these rules.
Proposed Legislation
On November 19, 2013, Senate Finance Committee then-Chairman Max Baucus (D-MT) released a tax reform discussion draft on international tax issues. A provision in the discussion draft would change the definition of a U.S. shareholder for CFC purposes and overhaul the PFIC rules, including eliminating the PFIC exception for certain insurance companies. On February 26, 2014, the House Ways and Means Committee Chairman Dave Camp published a tax reform proposal titled “Tax Reform Act of 2014,” which was subsequently introduced to the Congress on December 11, 2014. The bill contains a provision that would significantly modify the PFIC exception for certain insurance companies.
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
Withholding on U.S.-source interest, dividends and certain other types of income applies from July 1, 2014, and withholding on gross proceeds will apply beginning on January 1, 2017. Prospective investors are urged to consult their own tax advisors as to the filing and information requirements that may be imposed on them in respect of their ownership of our common share or preferred shares.
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
The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, continued consolidation within the insurance and reinsurance industry will further enhance the already competitive underwriting environment. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including ACE Limited, Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Corporation, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including ACE Limited, Alleghany Corporation, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Swiss Reinsurance Company, Third Point Reinsurance Ltd., Validus Holdings Ltd. and XL Group plc. We do not believe that we have a significant market share in any of our markets.
Financial institutions and other capital markets participants also offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years, capital market participants have been increasingly active in the reinsurance market and markets for related risks. Certain of the new companies entering the insurance and reinsurance markets are pursuing more aggressive investment strategies than do we and other traditional reinsurers, which may result in further downward pressure on premium rates. In this regard, in 2014 we sponsored a new property and casualty reinsurer,

Watford Re, along with Highbridge. We perform underwriting services and Highbridge manages the investments, seeking higher yields and potentially assuming more risk than in our investment portfolio. If the investment and/or insurance underwriting strategy is not successful, we may be exposed to a risk of loss on our investment and in respect of the reinsurance cessions. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate.
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
In our mortgage business, we compete with six active U.S. mortgage insurers, which include the mortgage insurance subsidiaries of Essent Group Ltd., Genworth Financial Inc., MGIC Investment Corporation, NMI Holdings Inc., Radian Group Inc. and United Guaranty Corporation. The level of competition within the private mortgage insurance industry has been intense and is not expected to diminish. In response to competitive pressures, among other factors, we reduced premium rates for both borrower-paid and lender-paid products in 2014. We are observing an increase in the number of lenders requesting customized lender-paid premium rate programs. In addition to pricing, we compete with other private mortgage insurers on the basis of terms and conditions, underwriting guidelines, loss mitigation practices, financial strength, reputation, customer relationships, technology, service and other factors. One or more private mortgage insurers may seek increased market share by reducing pricing, or loosening their underwriting guidelines or practices, which could adversely affect our mortgage insurance operations. Competition within the private mortgage insurance industry could result in the loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses.
The mortgage insurance industry’s business has been limited as a result of competition with the FHA, which substantially increased its market share beginning in 2008. In January 2015, FHA reduced the annual mortgage insurance premium it charges from 1.35% of the loan amount to 0.85%. This premium reduction will make private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. Other factors that could cause FHA to maintain or increase its share of the mortgage insurance market include:

•	a further reduction in the premiums charged for government mortgage insurance or a loosening of underwriting guidelines;

•	imposition of additional loan level fees by the government sponsored entities (“GSEs”), Fannie Mae and Freddie Mac, on loans that require mortgage insurance;

•	increases in GSE guaranty fees and the difference in the spread between Fannie Mae mortgage-backed securities (“MBS”) and Ginnie Mae MBS; and

•	the implementation of new regulations under the Dodd-Frank Act and the Basel III Rules.
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

•
investors using credit enhancements other than mortgage insurance, using other credit enhancements in conjunction with reduced levels of mortgage insurance coverage, or accepting credit risk without credit enhancement; and

•
lenders originating mortgages using “piggy-back” structures to avoid mortgage insurance, such as a first mortgage with an 80% loan-to-value and a second mortgage with a 10%, 15% or 20% loan-to-value (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value that has mortgage insurance.
In our reinsurance and other risk sharing products, we have seen increased competition from other well capitalized and highly rated multiline reinsurers. It is our expectation that the depth and capacity of competitors from this segment will continue to increase over the next several years as more credit risk is borne by private capital.
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
We have large aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including hurricanes, floods, tsunamis, windstorms, earthquakes, hailstorms, tornados, explosions, severe winter weather, fires, droughts and other natural disasters. Catastrophes can also cause losses in non-property business such as workers' compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events may vary materially from estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.
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

We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIPRA for up to 85% of their respective losses for 2015, 84% for 2016, 83% for 2017, 82% for 2018, 81% for 2019 and 80% for 2020, in each case subject to a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages. The program trigger for calendar year 2015 is $100 million and will increase by $20 million per year until it becomes $200 million in 2020. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
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
Solvency II, the EU regulatory regime which was adopted in November 2009, imposes new solvency and governance requirements across all EU Member States. Although Solvency II was originally supposed to have become effective by November 1, 2012, it has been the subject of a number of delays in its implementation, and two “quick-fix” directives each pushed the implementation date back from an original implementation date of November 1, 2012. The most recent directive that amends Solvency II, the Omnibus II directive (Directive 2014/51/EU), was published and came into force in May 2014. Solvency II must now be transposed into the national law of each Member State by March 31, 2015 and implemented by firms by January 1, 2016.
The detail of the Solvency II project will be set out in “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. A delegated act, which sets out more detailed requirements for individual insurance undertakings as well as for groups based on the overarching provisions of Solvency II and which will make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU, was published by the European Commission on October 10, 2014 and came into force on January 18, 2015. Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort. Regulators in Bermuda and other jurisdictions in which we operate are also considering various proposals for financial and regulatory reform. The BMA has implemented and imposed additional requirements on the companies it regulates, such as Arch Re Bermuda, as part of its efforts to achieve equivalence under Solvency II. While the BMA regulates Arch Re Bermuda as a long-term and general business insurer under the Insurance Act in Bermuda, the impact of the Group Rules may have an adverse effect on ACGL and our operations. The future impact of such initiatives, if any, on our results of operations or our financial condition cannot be determined at this time. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition, including the capital we are required to hold. Although EIOPA published draft advice to the European Commission on December 19, 2014 supporting key aspects of Bermuda’s regulatory regime, with certain caveats, and is due to publish its final report on this issue, it is unclear exactly when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. If the European Commission does not recognize the regime in Bermuda to be equivalent, this could have an adverse effect on our operations.
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
As of December 31, 2014, our reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $7.26 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2014.
In accordance with mortgage insurance industry practice, we only establish loss reserves for loans in our existing default inventory. Because our mortgage insurance reserving process does not take account of the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not intended to be an estimate of total future losses. Our expectation of total future losses under our mortgage insurance policies in force at any period end is not reflected in our financial statements. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income. We evaluate whether a premium deficiency exists quarterly. There can be no assurance that premium deficiency reserves will not be required in future periods. If this were to occur, our results of operations and financial condition could be adversely affected.
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

The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2010, the NAIC adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the ORSA Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, applicable to the insurer and/or the insurance group of which it is a member. We operate within an ERM framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework. There can be no assurance that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments.
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
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, power outages, theft, terrorist attacks, computer viruses, hackers, errors in usage and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices can be stolen, lost or damaged. Security breaches could expose us to the loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.
We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems, and we periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a comprehensive business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plan is routinely tested and evaluated for adequacy. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and because we rely on our technology systems for many critical functions, including connecting with our customers, if such systems were to fail or become outmoded, we may experience a significant disruption in our operations and in the business we receive and process, which could adversely affect our results of operations and financial condition.
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
The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2014.
The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2014. Instead, our current loss reserves are primarily based on estimates of exposures on reported claims and estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves. Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
The price of our common shares may be volatile.
There has been significant volatility in the market for equity securities. During 2014 and 2013, the price of our common shares fluctuated from a low of $52.23 to a high of $60.10 and from a low of $44.00 to a high of $59.78, respectively. On February 20, 2015, our common shares closed at a price of $60.04. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

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
We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2014, approximately 13.4% and 15.0% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2014. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or loss of all or a substantial portion of the business provided by these brokers could have a material adverse impact on our business, financial condition and results of operations.
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
Our operating results depend in part on the performance of our investment portfolio. A significant portion of our cash and invested assets consists of fixed maturities (76.5% as of December 31, 2014). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. Changing market conditions could materially affect the future valuation of securities in our investment portfolio, which could cause us to impair some portion of those securities. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
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
In addition, our investment portfolio includes residential MBS. As of December 31, 2014, MBS constituted approximately 6.6% of our cash and invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, current economic conditions may curtail prepayment activity as refinancing becomes more difficult, thus limiting prepayments on MBS.
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
The residential mortgage market in the U.S has experienced a variety of difficulties in certain underwriting periods and is only recently recovering from a period of severe home price depreciation. It is uncertain whether this recovery will continue. Delinquencies and losses with respect to residential mortgage loans generally increased for such periods and may continue to increase, particularly in the subprime sector. A decline or an extended flattening in residential property values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. Our portfolio includes commercial mortgage backed securities (“CMBS”). At December 31, 2014, CMBS constituted approximately 7.6% of our cash and invested assets. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.
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
The global recession and disruption of the financial markets has led to concerns over access to capital markets and the solvency of EU Member States, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, these countries. As of December 31, 2014, our investment portfolio does not contain significant investments in government bonds issued by Portugal, Ireland, Italy, Greece and Spain and in financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, those countries (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets”). The continued uncertainty over the outcome of international financial support programs and the possibility that EU Member States may experience similar financial troubles could further disrupt global markets. Recent rating agency downgrades on certain European sovereign debt, as well as downgrades on certain European financial institutions, and growing concern of the potential default of government issuers or of a possible withdrawal by one or more EU Member States from the Eurozone and/or a break-up of the EU has further contributed to this uncertainty. The negative impact of these events on economic conditions and global markets could have an adverse effect on our business, financial condition and liquidity. For example, this crisis may cause the value of the European currencies, including the Euro, to further depreciate against the U.S. Dollar, which in turn could materially adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, the applicable legal framework and the terms of our Euro-denominated insurance policies and reinsurance agreements generally do not address withdrawal by a member state from the Eurozone or a break-up of the EU, which could create uncertainty in our payment obligations and rights under those policies and agreements in the event that such a withdrawal or break-up does occur. Additionally, a contagion effect of a possible default of one or more EU Member States and/or their withdrawal from the Eurozone, or the failure of financial institutions, on the global economy, including other EU Member States and our counterparties located in those countries, or a break-up of the EU could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
On January 30, 2014, our U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company (renamed Arch MI U.S.). Prior to the acquisition, CMG Mortgage Insurance Company had been a GSE-approved mortgage insurance company limited to only credit union customers. Our strategy, which we are now attempting to implement, is to broaden Arch MI U.S.’s customer base to national and regional mortgage banks and originators, while maintaining and increasing Arch MI U.S.’s share of the mortgage insurance credit union market. As of December 31, 2014, approximately 94% of Arch MI U.S.’s insurance in force was originated by credit unions and 6% was originated by national and regional mortgage banks. Of the risk written by Arch MI U.S. in 2014, approximately 76% was originated by credit unions and 24% was originated by national and regional mortgage banks. The ultimate success of our strategy will depend upon, among other factors, our ability to:

•	continue to develop business relationships with national and regional mortgage banks and originators and obtain their approvals as an authorized mortgage insurance provider;

•	continue to develop and implement necessary e-commerce connectivity with new customers’ mortgage origination systems;

•	maintain and expand business relationships with existing credit union customers; and

•	retain and attract talent at Arch MI U.S. necessary to implement our U.S. mortgage insurance strategy.
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
We may fail to realize the growth prospects and other benefits anticipated from Arch MI U.S.
The success of our U.S. mortgage insurance strategy will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from acquiring Arch MI U.S. Many factors could cause us not to realize, in part or in whole, these anticipated business opportunities and growth prospects. Such factors include:

•	We may be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain Arch MI U.S. or take write offs or impairment charges;
• We may be subject to unanticipated or unknown liabilities relating to Arch MI U.S.; and

•	We might experience increased competition that limits our ability to expand our business.
If any of these factors limit our ability to successfully and fully implement our mortgage insurance strategy as we anticipated, our expectations of the future results of these operations might not be met.
The ultimate performance of the mortgage insurance portfolio we acquired in connection with our acquisition of Arch MI U.S. remains uncertain.
CMG Mortgage Insurance Company incurred significant losses during the period 2008 to 2012. At the closing of the acquisition, CMG Mortgage Insurance Company had insurance in force of approximately $21.5 billion. The ultimate performance of the portfolio we acquired remains uncertain and subject to factors outside of our control, including, among others, changes in unemployment, home prices and interest rates in the U.S. Deteriorating economic conditions in the U.S. would adversely affect the performance of our acquired U.S. mortgage insurance portfolio and could adversely affect our results of operations and financial condition. Pursuant to the agreement related to the acquisition, we may pay additional consideration to the former owners of CMG Mortgage Insurance Company based on the actual results of CMG Mortgage Insurance Company’s pre-closing portfolio over an agreed upon period.
The costs savings we realize from our services agreement with PMI is declining and the provision of services to PMI could hinder our ability to execute our U.S. mortgage insurance business plan.
Pursuant to a multi-year services agreement with PMI (the “Services Agreement”), we perform or assist with many of PMI’s run-off operations. We believe that this arrangement allows us to leverage our operations and reduce costs associated with our technology systems and other mortgage insurance operations. The level of services required by PMI is decreasing and will continue to decrease. If the level of services required by PMI is less than anticipated or PMI terminates the Services Agreement, we may charge PMI a lower than anticipated portion of our own fixed costs and we may not achieve the cost savings anticipated. In addition, our performance under the Services Agreement could distract us from the execution of our U.S. mortgage insurance business plan. If we fail to perform services or fail to meet specified performance standards, PMI may terminate the Services Agreement and could exercise other remedies, including, under certain circumstances, the release to PMI of source code relating to our technology systems. PMI’s insureds, with whom we deal on PMI’s behalf, could seek remedies against us. If any of these events were to occur, our financial condition and results of operations could be adversely affected.
Our information technology systems may be unable to meet the demands of customers.
Our information technology systems service our insurance portfolios. Accordingly, we are highly dependent on the effective operation of these systems. While we believe that the systems are adequate to service our insurance portfolios, there can be no assurance that they will operate in all manners in which we intend or possess all of the functionality required by customers currently or in the future.
Our customers, especially our mortgage insurance customers, require that we conduct our business in a secure manner, electronically via the Internet or via electronic data transmission. We must continually invest significant resources in establishing and maintaining electronic connectivity with customers. In order to integrate electronically with new customers in the mortgage insurance industry, we require electronic connections between our systems and those of the industry's largest mortgage servicing systems and leading loan origination systems. Arch MI U.S. currently possesses connectivity with certain of these external systems, but there is no assurance that such connectivity is sufficient and we are undertaking new electronic integration efforts with third-party loan servicing and origination systems. Such efforts could significantly delay entry into certain markets or customers as the electronic integration process requires time and effort to complete. Our business, financial condition and operating results may be adversely affected if we do not possess or timely acquire the requisite set of electronic integrations necessary to keep pace with the technological demands of customers. See also, “Technology breaches or failures, including but not limited to, those resulting from a malicious cyber attached on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.”
Any future acquisitions, growth of our operations through the addition of new lines of insurance or reinsurance business through our existing subsidiaries or through the formation of new subsidiaries, expansion into new geographic regions and/or joint ventures or partnerships may expose us to risks.
We may in the future make acquisitions either of other companies or selected blocks of business, expand our business lines or enter into joint ventures. Any future acquisitions may expose us to challenges and risks, including:

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
A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our U.S. new insurance written and reduce mortgage insurance revenues.
If the role of the GSEs in the U.S. housing market changes, or if the GSEs change other policies or practices, the amount of insurance that we write could decrease.
The GSEs are the beneficiaries of the significant majority of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. Accordingly, changes in the following or other GSE policies could significantly affect our U.S. mortgage insurance operations:

•	the amount of loans purchased by the GSEs that require mortgage insurance;

•	the level of private mortgage insurance coverage lenders select when private mortgage insurance is used as the required credit enhancement on low down payment mortgages;

•	GSE pricing, including the amount of loan level price adjustments and guaranty fees that the GSEs assess on loans that require mortgage insurance, which could reduce the demand for our products;

•	loan eligibility standards for loans purchased by the GSEs, which impact the conforming mortgage loan origination market, including loan quality and availability;

•	terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds required by law;

•	purchases by the GSEs of credit enhancements other than mortgage insurance;

•	whether the GSEs influence mortgage lenders’ selection of mortgage insurers providing coverage; and

•	the size of loans that are eligible for purchase or guaranty by the GSEs.
The charters of the GSEs require credit enhancement for low down payment mortgages in order for such loans to be eligible for purchase or guarantee by the GSEs. Lenders have typically used mortgage insurance to satisfy GSE charter credit enhancement requirements. If the charters of the GSEs were amended to change or eliminate the acceptability of private mortgage insurance, our new mortgage insurance business could decline significantly. The GSEs have various loan purchase programs that allow for different levels of mortgage insurance coverage. Under “charter coverage,” certain lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters. The significant majority of Arch MI U.S.’s risk written in 2014 was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent that lower coverage is selected on GSE loans we insure in the future, Arch MI U.S.’s revenue would be reduced.
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
We set premiums at the time a policy is issued based upon our expectations regarding likely performance over the life of insurance coverage. We generally cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, losses from higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by non-renewal or cancellation of insurance coverage. The premiums we charge on our insurance in force and the associated investment income may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipate, could adversely affect Arch MI U.S.’s results of operations and financial condition.
Existing GSE eligibility requirements for mortgage insurers could reduce our operating flexibility or require us to contribute additional capital to Arch MI U.S.
Pursuant to their charters, the GSEs purchase low down payment loans insured by MIs that they determine to be qualified. Substantially all of Arch MI U.S.’s insurance written has been for loans sold to the GSEs. Fannie Mae and Freddie Mac have established approval requirements for eligible mortgage insurers. These requirements relate to most areas of Arch MI U.S.’s operations. In addition to these requirements applicable to all eligible mortgage insurers, the GSEs imposed conditions in connection with their approvals of Arch MI U.S. as a qualified mortgage insurer. These conditions require, among other things, that Arch MI U.S.:

•
maintain, through December 31, 2016, minimum capital funding of $400 million which may consist of statutory capital (policyholders’ surplus plus contingency reserves), dedicated reinsurance trust assets for any primary business reinsured and a value for the purchased technology assets;

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
Arch MI U.S.’s GSE approvals also include additional conditions with respect to affiliate expense sharing arrangements, requirements to obtain a financial strength rating, provision of ancillary services (i.e., non-insurance) to customers, changes of ownership, and provisions regarding underwriting policies and claims processing. If Arch MI U.S. were to fail to meet GSE or state regulatory capital requirements, it could be required to suspend writing business in some or all states.
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
Proposed GSE eligibility requirements for mortgage insurers could require us to contribute additional capital to Arch MI U.S., could negatively impact our results of operations and financial condition, or reduce our operating flexibility.
Fannie Mae and Freddie Mac have each published comprehensive eligibility requirements to become and remain a qualified mortgage insurer. See “Existing GSE eligibility requirements for mortgage insurers could reduce our operating flexibility or require us to contribute additional capital to Arch MI U.S.” On July 10, 2014, the conservator of the GSEs, the FHFA, released for comment new eligibility requirements, known as the PMIERs. The draft PMIERs include revised financial requirements for mortgage insurers that require a mortgage insurer’s “Available Assets” to meet or exceed “Minimum Required Assets.” Under the draft PMIERs, “Available Assets” generally include only the most liquid assets of an insurer. “Minimum Required Assets” are calculated from PMIERs tables with several risk dimensions and are subject to a floor amount.

The comment period for the draft PMIERs closed in September 2014. We currently expect publication of final PMIERs in the first half of 2015 with an effective date 180 days thereafter. We expect that mortgage insurers will have up to two years after the final PMIERs are published to meet the PMIERs’ financial requirements. As set out in the draft PMIERs, a mortgage insurer that fails to certify by the effective date that it meets the PMIERs’ financial requirements will be subject, at a minimum, to a transition plan to achieve compliance during the two year period.
We estimate that Arch MI U.S.’s Available Assets exceeded its Minimum Required Assets as of December 31, 2014. Our estimate of Arch MI U.S.’s Minimum Required Assets is based upon its risk written as of December 31, 2014 as adjusted to reflect risk ceded to its affiliate, Arch Reinsurance Ltd., and third parties under quota share reinsurance arrangements. Under the draft PMIERs, risk transferred to a non-exclusive affiliated reinsurer, such as Arch Reinsurance Ltd., or to non-affiliated reinsurers, on a quota share basis may generally be deducted for the purposes of calculating Minimum Required Assets (based upon the projected amount of direct risk in force ceded under a stress economic scenario). However, the draft PMIERs also require a mortgage insurer to seek guidance from the GSEs to determine the amount of ceded risk that may be deducted in calculating Minimum Required Assets. The GSEs approved Arch MI U.S.’s reinsurance arrangements in connection with their approval of Arch MI U.S. as an eligible insurer in January 2014. They have not yet provided us with guidance as to the treatment of Arch MI U.S.’s reinsurance arrangements under the PMIERs.
Arch MI U.S.’s Minimum Required Assets ultimately required by the final PMIERs and its Available Assets will be affected by many factors, including:

•	Changes in, or the timing of, the actual PMIERs adopted from the draft PMIERs, which may increase the amount of Arch MI U.S.’s Minimum Required Assets or reduce its Available Assets;

•	Macro-economic conditions, including the future performance of the housing market, which could negatively affect the performance of our mortgage insurance portfolio (including its loss development);

•	The size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable time of measurement; and

•
The manner in which the PMIERs are interpreted and applied by the GSEs, including their determinations of the amount of ceded risk that Arch MI U.S. may deduct in its calculation of Minimum Required Assets.

As a result of these and other factors, the amount of capital ultimately required may vary significantly from the amounts we currently anticipate. Primarily as a result of Arch MI U.S.’s projected insurance portfolio growth in 2015 and thereafter, we currently expect that we will need to contribute additional capital to Arch MI U.S. to satisfy existing GSE financial conditions for approval and the final PMIERs’ financial requirements. Although we currently intend that Arch MI U.S. will meet the additional capital requirements contained in the PMIERs by the PMIERs’ effective date, we cannot be sure that the amount of capital required will not be materially higher than we currently anticipate or that we will be able to meet the capital requirements on this timetable, in the manner or on the terms currently contemplated, if at all. Further, increases in Arch MI U.S.’s capital in order to satisfy the PMIERs may decrease Arch MI U.S.’s return on capital unless it raises premiums, which may not be feasible due to competition. See “We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.”
There also can be no assurance that the GSEs will not make the PMIERs’ financial requirements more onerous in the future. The draft PMIERs provide that the tables of factors that determine Minimum Required Assets may be updated to reflect changes in risk characteristics and macroeconomic conditions. If Arch MI U.S. ceases to be eligible to insure loans purchased by one or both GSEs, it would adversely affect our financial condition and results of operations.
The draft PMIERs contain extensive requirements related to the operation of our mortgage insurance business, including imposing additional operational requirements in areas such as claim processing, loss mitigation, underwriting, quality control, and reporting. The requirements in the draft PMIERs, if adopted in their current form, could require us to make changes to our business practices and incur additional costs in order to achieve and maintain compliance with the PMIERs.
The mix of business we write affects Arch MI U.S.’s losses and will affect its future compliance with the final PMIERs financial requirements.
Our mortgage insurance portfolio includes loans with loan-to-value ratios exceeding 95%, loans with FICO scores below 620, adjustable rate mortgages, or ARMs, reduced documentation loans and less than A-quality loans. Even when housing values are stable or rising, we expect higher default and claim rates for high loan-to-value loans, loans with lower

FICO scores, ARMs, reduced documentation loans, and less-than-A quality loans. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will adequately compensate us for future losses from these loans. From time to time, we change the types of loans that we insure and the requirements under which we insure them. In 2014, we modestly expanded our underwriting guidelines and we expect this trend to continue.
The geographic mix of Arch MI U.S.’s business could increase losses and harm our financial performance. We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. mortgage insurance business is concentrated. As of December 31, 2014, 4.9% of Arch MI U.S.’s primary risk-in-force was located in Florida, 5.4% was located in Texas and 8.6% was located in California. Historically, Arch MI U.S. has experienced higher levels of losses in those states.
Arch MI U.S.’s Minimum Required Assets under the PMIERs will be determined, in part, by the particular risk profiles of the loans it insures. If, absent other changes, Arch MI U.S.’s mix of business changes to include more loans with higher loan-to-value ratios or lower credit scores, it will have a higher Minimum Required Asset amount under the PMIERs and, accordingly, be required to hold more Available Assets in order to maintain GSE eligibility.
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
If the NAIC revises the Model Act, some state legislatures are likely to enact and implement part or all of the revised provisions. While we cannot predict the effect that any NAIC recommendations or future legislation may have on Arch MI U.S., such changes could reduce Arch MI U.S.’s profitability and its ability to compete with credit enhancement alternatives to mortgage insurance, which could adversely affect our financial condition or results of operations.
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
Increasing consolidation among mortgage lenders, including recent mergers in the U.S. banking industry, will continue to result in significant customer concentration for U.S. mortgage insurers. As a result of this significant concentration, Fannie Mae, Freddie Mac and the largest mortgage lenders possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. Deterioration in any of these relationships, or the loss of business from our key customers, could adversely affect our financial condition and results of operations.

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
Arch MI U.S. could be adversely affected if, and to the extent that, the CFPB’s final rule defining a qualified mortgage reduces the size of the origination market or private mortgage insurance market.
The Dodd-Frank Act authorized the CFPB to issue regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (“ATR”). The CFPB’s ATR regulations became effective for residential mortgage loan applications received on January 10, 2014. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan meets the definition of “qualified mortgage” (“QM”), contained in the CFPB ATR regulations. Because of the QM standard that gives presumption of compliance, we believe that most newly-originated mortgages are QMs. The significant majority of new risk written by Arch MI U.S. in 2014 was for loans that would have met the CFPB’s QM definition. In 2015, we expect to offer mortgage insurance products for loans that do not meet the QM definition. Our operating results could be adversely impacted if the QM regulations reduce the size of the origination market, reduce the willingness of lenders to extend low down payment credit, favor alternatives to private mortgage insurance such as government mortgage insurance programs, or change the mix of mortgage insurance business in ways that may be unfavorable to us.
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
HUD’s definition of QM that applies to loans insured by the FHA became effective in January 2014. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects. To the extent that government agencies adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders than those applicable to the market in which private mortgage insurers participate, our business may be adversely affected.
The Dodd-Frank Act also generally requires an issuer of an asset-backed security or initiator of an asset-backed transaction (a “securitizer”) to retain at least 5% of the risk associated with securitized mortgage loans, although in some cases the retained risk may be allocated between the securitizer and the mortgage originator. Lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans. Changes in the conservatorship status of the GSEs or capital support provided to the GSEs by the U.S. government could impact the manner in which the credit risk retention rules apply to the GSEs. This risk-retention requirement also does not apply to a mortgage loan that is a QRM or that is insured or guaranteed by FHA or certain other federal agencies. In October 2014, federal regulators issued a risk-retention rule that generally defines QRM as a mortgage meeting the requirements of a QM. As the risk retention rule treats all QM loans as QRMs, low down payment loans with private mortgage insurance that do not meet the requirements of the QM rule can only be securitized with a risk retention requirement, which may deter their origination and adversely affect Arch MI U.S.’s business.
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
The bye-laws also contain a provision limiting the rights of any U.S. person (as defined in section 7701(a)(30) of the Internal Revenue Code of 1986, as amended (the “Code”)) that owns shares of ACGL, directly, indirectly or constructively (within the meaning of section 958 of the Code), representing more than 9.9% of the voting power of all shares entitled to vote generally at an election of directors. The votes conferred by such shares of such U.S. person will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by the shares of such person will constitute 9.9% of the total voting power of all shares entitled to vote generally at an election of directors. Notwithstanding this provision, the board may make such final adjustments to the aggregate number of votes conferred by the shares of any U.S. person that the board considers fair and reasonable in all circumstances to ensure that such votes represent 9.9% of the aggregate voting power of the votes conferred by all shares of ACGL entitled to vote generally at an election of directors. ACGL will assume that all shareholders (other than specified persons) are U.S. persons unless we receive assurance satisfactory to us that they are not U.S. persons.
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
Our operating insurance and reinsurance subsidiaries are subject to regulation in various jurisdictions, and violations of existing regulations or material changes in the regulation of their operations could adversely affect us.
Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, claims practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Governmental agencies may censure, impose fines, additional capital requirements or limitations on our operations, and/or impose criminal sanctions for violation of regulatory requirements. Moreover, insurance laws and regulations, among other things:

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
Our Bermuda insurance and reinsurance subsidiary, Arch Re Bermuda, conducts its business from its offices in Bermuda and is not licensed or admitted to do business in any jurisdiction except Bermuda. However, Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such insurers; such “certified reinsurers” are subject to certain insurance laws in the U.S. states where they are certified. Recent scrutiny of the insurance and reinsurance industry in the U.S. and other countries could subject Arch Re Bermuda to additional regulation. Our U.S. insurance and reinsurance subsidiaries write insurance and reinsurance in the U.S. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors. Arch Insurance Canada writes insurance in Canada and Arch Re U.S., through a branch, writes reinsurance in Canada and each is subject to federal, as well as provincial and territorial, regulation in Canada.
Arch Insurance Europe conducts its business from London and branch offices in certain EU countries and is subject to the insurance regulations of the U.K. Arch Risk Partners is also based in the U.K. and subject to U.K. regulations. Arch Re Europe, Arch MI Europe, and Arch Underwriters Europe, our subsidiaries in Ireland, conduct their business from Ireland and are subject to the regulations in Ireland. Arch Re Europe also conducts business from branch offices in Switzerland and the U.K., as well as in Denmark. Arch Insurance Europe, Arch Re Europe, Arch Risk Partners, Arch MI Europe and Arch Underwriters Europe are also subject to the EU regulations and regulations of the respective EU Member States where they have established branches or in which they conduct business with respect to the conduct of their business in such EU Member State, but each company remains subject only to the financial and operational supervision of the PRA or FCA (as applicable), in the case of Arch Insurance Europe and Arch Risk Partners, and the CBOI, in the case of Arch Re Europe, Arch MI and Arch Underwriters Europe. Arch Insurance Europe, Arch MI Europe, Arch Risk Partners, Arch Re Europe and Arch Underwriters Europe have the freedom to provide their respective insurance and reinsurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the PRA or FCA (as applicable) and the CBOI, respectively. Arch Insurance Company Europe is eligible to write excess and surplus lines insurance in all 50 states, the District of Columbia, the U.S. Virgin Islands, Guam the Northern Mariana Islands and American Samoa by virtue of its listing on the NAIC International Insurers Department’s Quarterly listing of Alien Insurers pursuant to the Nonadmitted and Reinsurance Reform Act of 2010. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd’s licenses.

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
Mortgage insurers have been involved in litigation alleging violations of the RESPA and the FCRA. RESPA generally precludes Arch MI U.S. from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. Violations of the referral fee limitations of RESPA may be enforced by the federal agencies, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. A number of lawsuits have challenged the actions of mortgage insurers other than Arch MI U.S., alleging that the insurers violated RESPA by entering into captive reinsurance arrangements or providing products or services, including contract underwriting, to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance. Other mortgage insurance companies have received Civil Investigative Demands from the CFPB as part of its investigation to determine whether mortgage lenders’ and mortgage insurance providers’ captive mortgage insurance arrangements violated federal law. We cannot predict whether additional actions of these types, or other actions, will be brought against us or other mortgage insurers. Any such proceedings could adversely affect our financial condition and results of operations.
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

•
maintain an enhanced capital requirement (for both its general and long-term business), general and long-term business solvency margins on an individual and group basis and a minimum liquidity ratio (for its general business);

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
Because Arch Re Bermuda is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, Arch Re Bermuda will be exposed to any changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.K. Although EIOPA published draft advice to the European Commission on December 19, 2014 supporting key aspects of Bermuda’s regulatory regime, with certain caveats, and is due to publish its final report on this issue, it is unclear exactly when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

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
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange gains, recorded in the statement of income, were $83.7 million for 2014, compared to losses of $12.3 million for 2013 and losses of $29.0 million for 2012. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to certain subsidiaries, including to Arch Insurance Europe held in British Pounds Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.
Certain employees of our Bermuda operations are required to obtain work permits before engaging in a gainful occupation in Bermuda. Required work permits may not be granted or may not remain in effect.
Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident's certificate, holders of a working resident's certificate or persons who are exempt pursuant to the Incentives for Job Makers Act 2011, as amended (“exempted persons”) may engage in gainful occupation in Bermuda without a work permit issued by the Bermuda Government. Our success may depend in part on the continued services of key employees in Bermuda. Save for the CEO and other ‘chief’ officer positions (where the advertising requirement is automatically waived) or where specifically waived, a work permit will only be granted or extended upon showing that, after proper public advertisement, no exempted person is available who meets the minimum requirements of the position. A work permit is issued with an expiry date of up to five years and no assurances can be given that any work permit will be issued or, if issued, extended upon the expiration of the relevant term. However, based on current policy, it is unlikely that initial or extension applications in respect of persons holding ‘chief’ officer positions will be denied. We have been designated by the Bermuda Government under the Incentives for Job Makers Act 2011, as amended (the “IJM Act”), as a company whose senior executives can be exempt from work permit control. This designation will remain in force provided we continue to meet the criteria for such designation under the IJM Act. All of our key officers in Bermuda are exempted persons. If our designation under the IJM Act is revoked, certain of our key officers will require work permits. We also have other key positions in Bermuda held by persons who hold work permits subject to extension. If work permits are not obtained or extended for our key employees, we could lose their services, which could materially affect our business.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.

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
Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2014, our total consolidated long-term debt was $900.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described under “Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares,” we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.
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
ACGL and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the U.S. and, thus, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the U.S., there can be no assurances that the IRS will not contend successfully that ACGL or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If ACGL or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders' equity and earnings could be adversely affected.
Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the “Jobs Act”) permits the IRS to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2008 as passed by the Senate Finance Committee would have made the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that if reintroduced in the current Congress the final bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. A legislative proposal reintroduced in 2015 would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the U.S. While we believe ACGL is not primarily managed and controlled within the U.S., there is no assurance that the proposal would not apply to ACGL. Another legislative proposal would treat a foreign corporation as a U.S. corporation if it is determined that the foreign corporation was formed or organized principally for the purpose of avoiding being treated as a U.S. corporation. It is uncertain whether this proposal would apply to ACGL, but it would adversely affect us if enacted and found to apply. Another legislative proposal has been introduced that would treat certain “tax haven CFCs” as U.S. corporations for federal income tax purposes. The term “tax haven CFC” would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A legislative proposal in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration’s Fiscal Year 2016 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Two legislative proposals (i.e., H.R. 3157 and S. 1963) introduced during the 112th Congress appeared to adopt the provision contained in the Administration’s Fiscal Year 2016 Revenue Proposals. Enactment of such legislation or proposal as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.

In November 2013, the Senate Committee on Finance published two alternative Chairman’s Staff Discussion Drafts on reforming international business taxation. The drafts contain legislative proposals that, if enacted, could adversely affect us. The drafts include a provision to limit deductions for premium ceded to affiliated non-U.S. reinsurers, which is similar to the provision in the Administration’s Fiscal Year 2016 Revenue Proposals as described above. The drafts would repeal the portfolio interest exemption on U.S. corporate debt, which could significantly increase tax liabilities on our investment portfolio or cause us to increase investment in non-U.S. corporate debt. In February 2014, the House Ways and Means Committee Chairman Dave Camp published a tax reform proposal titled “Tax Reform Act of 2014,” which was subsequently introduced to the Congress in December 2014. The bill contains several provisions that, if enacted, could adversely affect us. One provision is similar to the reinsurance premium disallowance provision contained in the Administration’s Fiscal Year 2016 Revenue Proposals as described above. Other provisions in the bill would modify certain tax rules applicable to U.S. and non-U.S. insurance companies, which could adversely affect our U.S. federal income tax liabilities.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.
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
The Organization for Economic Cooperation and Development (“OECD”) has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
We may become subject to taxation on profits generated in Bermuda as a result of the OECD's plan on “Base erosion and profit shifting.”
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease a total of approximately 9,000 square feet in Bermuda for the operations of ACGL and our internal investment management group. Our reinsurance group leases approximately 85,000 square feet for offices in the U.S., Bermuda, Europe and Canada. The principal U.S. office of our insurance group support operations (excluding underwriting units) is in Jersey City, New Jersey where we lease approximately 107,000 square feet. Such lease expires in 2024. We lease approximately 71,000 square feet in New York City for the headquarters of the U.S. insurance group’s underwriting product lines and Northeast regional underwriting operations. Our insurance group also leases a total of approximately 255,000 square feet for its other primary U.S. offices and offices in Canada, Bermuda, Europe, South Africa and Australia. Our mortgage group leases approximately 131,000 square feet for offices in the U.S., primarily in Walnut Creek, California.
Our rental expense, net of income from subleases, was approximately $23.1 million, $18.7 million and $17.1 million for 2014, 2013 and 2012, respectively. Our future minimum rental charges for the remaining terms of our existing leases, exclusive of escalation clauses and maintenance costs and net of rental income, will be approximately $154.7 million. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations during 2015.
ITEM 3. LEGAL PROCEEDINGS
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2014, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common shares are traded on the NASDAQ Stock Market under the symbol “ACGL.” The following table sets forth the high and low sales prices for our common shares for the two most recent fiscal years by quarter:

	2014		2013
	High	Low	High	Low
1st quarter	$59.55	$52.23	$52.59	$44.00
2nd quarter	$58.52	$55.61	$54.64	$49.46
3rd quarter	$58.24	$52.98	$55.87	$51.00
4th quarter	$60.10	$52.51	$59.78	$53.85
On February 20, 2015, the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $60.17, $59.44 and $60.04, respectively.

HOLDERS
As of February 20, 2015, and based on information provided to us by our transfer agent and proxy solicitor, there were 1,052 holders of record of our common shares and approximately 23,100 beneficial holders of our common shares.
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
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common shares for the 2014 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
10/1/2014-10/31/2014	1,633,296	$54.91	1,626,857	$370,867
11/1/2014-11/30/2014	187,942	$56.90	175,875	$990,023
12/1/2014-12/31/2014	1,803,095	$57.47	1,790,382	$887,140
Total	3,624,333	$56.29	3,593,114	$887,140

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

(2)
Remaining amount available at December 31, 2014 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2016.

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2014 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
●	Arch Capital Group Ltd.	$100.00	$123.06	$156.10	$184.57	$250.27	$247.80
■	S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$108.93	$108.66	$130.52	$180.49	$208.91

(1)	Stock price appreciation plus dividends.

(2)	The above graph assumes that the value of the investment was $100 on December 31, 2009.

(3)
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth summary historical consolidated financial and operating data (including the results of the ‘other’ segment) and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes.

(U.S. dollars in thousands except share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data:
Revenues:
Net premiums written	$3,891,938	$3,351,367	$3,052,235	$2,673,326	$2,511,040
Net premiums earned	3,593,748	3,145,952	2,935,140	2,631,815	2,552,483
Net investment income	302,585	267,219	294,895	338,198	364,878
Equity in net income (loss) of investment funds accounted for using the equity method	19,883	35,701	73,510	(9,605)	61,400
Net realized gains	102,917	74,018	194,228	110,646	252,751
Total revenues	3,988,873	3,526,157	3,482,381	3,063,307	3,244,067
Income before income taxes	844,247	742,505	589,387	426,370	850,401
Net income	$821,260	$709,731	$593,397	$436,163	$842,672
Net income attributable to Arch	834,355	709,731	593,397	436,163	842,672
Preferred dividends	(21,938)	(21,938)	(25,079)	(25,844)	(25,844)
Loss on repurchase of preferred shares	—	—	(10,612)	—	—
Net income available to Arch common shareholders	$812,417	$687,793	$557,706	$410,319	$816,828
Diluted net income per share	$6.02	$5.07	$4.03	$2.97	$5.18
Cash dividends per share	—	—	—	—	—
After-tax operating income available to Arch common shareholders (1)	$617,312	$595,715	$350,640	$303,382	$491,158
After-tax operating income available to Arch common shareholders per share — diluted (1)	$4.58	$4.39	$2.54	$2.19	$3.12
After-tax operating return on average common equity (2)	11.1%	11.7%	7.7%	7.2%	12.1%
Weighted average common shares and common share equivalents outstanding — diluted	134,922,322	135,777,183	138,258,847	138,289,702	157,565,157

(1)
After-tax operating income available to Arch common shareholders is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. The presentation of after-tax operating income available to Arch common shareholders is a “non-GAAP financial measure” as defined in Regulation G. See “Management’s Discussion and Analysis—General—Comment on Non-GAAP Financial Measures” for further details.

(2)	Equals after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity for each period presented.

(U.S. dollars in thousands except share data)	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total investable assets (1)	$15,773,209	$14,049,525	$13,045,134	$12,316,205	$11,842,513
Premiums receivable	948,695	753,924	688,873	501,563	503,434
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	1,812,845	1,804,330	1,870,037	1,851,584	1,763,985
Total assets	22,009,543	19,566,094	17,816,762	17,105,357	16,243,011
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	9,036,448	8,824,696	8,933,292	8,456,210	8,098,454
Net of unpaid losses and loss adjustment expenses recoverable	7,258,145	7,076,446	7,104,222	6,638,163	6,395,253
Unearned premiums:
Before prepaid reinsurance premiums	2,231,578	1,896,365	1,647,978	1,411,872	1,370,075
Net of prepaid reinsurance premiums	1,854,500	1,568,022	1,349,494	1,146,176	1,106,627
Senior notes	800,000	800,000	300,000	300,000	300,000
Revolving credit agreement borrowings	100,000	100,000	100,000	100,000	100,000
Total liabilities	14,890,897	13,918,598	12,647,884	12,513,283	11,766,225
Common shareholders' equity	6,574,134	5,322,496	4,843,878	4,267,074	4,151,786
Preferred shareholders' equity	325,000	325,000	325,000	325,000	325,000
Total shareholders' equity	$6,899,134	$5,647,496	$5,168,878	$4,592,074	$4,476,786
Book value per common share (2)	$45.58	$39.82	$36.19	$31.76	$29.73
Common shares outstanding, net of treasury shares (3)	127,367,934	133,674,884	133,842,613	134,358,345	139,632,225

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
GENERAL
Overview
Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $7.03 billion in capital at December 31, 2014 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.
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
Current Outlook
The broad market environment continues to be competitive in our reinsurance business reflecting a continuation of softening in pricing and broadening pressures on terms and conditions. In the primary markets in which our insurance business participates our insurance business continued to obtain rate increases in most lines of business, albeit at lower levels during the second half of 2014 than in the first half. With the continued low interest rate environment, additional increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts.
The mortgage segment was formed in the 2014 first quarter and consists of our mortgage insurance and reinsurance business. On January 30, 2014, we completed the acquisition of CMG Mortgage Insurance Company (subsequently renamed Arch Mortgage Insurance Company, “Arch MI U.S.”), which prior to the acquisition had been approved as an eligible mortgage insurer by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (each a government sponsored enterprise, or “GSE”) only for credit union customers. As part of the transaction, Arch MI U.S. was approved as an eligible mortgage insurer by the GSEs. The completion of the transaction enabled us to enter the U.S. mortgage insurance marketplace and to serve banks and other lenders nationwide, including existing credit union customers. The mortgage segment also provides reinsurance on both a proportional and non-proportional basis on a global basis, direct mortgage insurance in Europe and various risk-sharing products to government agencies and mortgage lenders. As of December 31, 2014, Arch MI U.S. reviewed and approved 481 master policy applications from banks and more than

150 of these banks have submitted loans for approval, and approved master policy applications from 19 of the top 25 mortgage originators for conforming mortgages sold to the GSEs with mortgage insurance.
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
Changing economic conditions could have a material impact on the frequency and severity of claims and, therefore, could negatively impact our underwriting returns. In addition, volatility in the financial markets could continue to significantly affect our investment returns, reported results and shareholders’ equity. We consider the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses and in determining our investment strategies. In addition, weakness of the U.S., European countries and other key economies, projected budget deficits for the U.S., European countries and other governments and the consequences associated with potential downgrades of securities of the U.S., European countries and other governments by credit rating agencies is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio.
Natural Catastrophe Risk
We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2015, our modeled peak zone catastrophe exposure is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $544 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $527 million and $419 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, are less than the exposures arising from U.S. windstorms and hurricanes. As of January 1, 2015, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented approximately 58% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) is substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.
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
Book value per common share was $45.58 at December 31, 2014, a 14.5% increase from $39.82 at December 31, 2013. The growth in 2014 was primarily generated through underwriting and investment returns.
After-Tax Operating Return on Average Common Equity
After-tax operating return on average common equity (“Operating ROAE”) represents after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to Arch common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.”
Our Operating ROAE was 11.1% for 2014, compared to 11.7% for 2013 and 7.7% for 2012. The Operating ROAE for 2014 reflects a similar level of after-tax operating income, with a higher average common shareholders’ equity in the 2014 period resulting in a lower Operating ROAE. Such amounts reflected the impact of low interest yields on the investment portfolio while the 2012 Operating ROAE reflected a higher level of losses from catastrophic events, including Superstorm Sandy.
Total Return on Investments
Total return on investments includes net investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by the investment portfolio managed by Arch. Total return is calculated on a pre-tax basis and before investment expenses and includes the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by the investment portfolio managed by Arch against a benchmark return index.
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

At December 31, 2014, the benchmark return index had an average Moody’s credit quality of “Aa2”, an estimated duration of 3.44 years and included weightings to the following indices:

Weighting
The Bank of America Merrill Lynch 1-10 Year AA U.S. Corporate & Yankees Index	21.250%
The Bank of America Merrill Lynch 1-5 Year U.S. Treasury Index	13.000
The Bank of America Merrill Lynch U.S. Mortgage Backed Securities Index	11.875
Barclays Capital CMBS, AAA Index	10.000
The Bank of America Merrill Lynch 1-10 Year U.S. Municipal Securities Index	7.125
The Bank of America Merrill Lynch 1-10 Year EMU Governments Index	5.500
The Bank of America Merrill Lynch U.S. High Yield Constrained Index	5.500
The Bank of America Merrill Lynch U.S. Bullet Agency Securities 1-10 Years Index	5.000
MSCI All Country World Gross Total Return Index	5.000
The Bank of America Merrill Lynch 0-3 Month U.S. Treasury Bill Index	5.000
The Bank of America Merrill Lynch 5-10 Year U.S. Treasury Index	3.250
The Bank of America Merrill Lynch 1-5 Year U.K. Gilt Index	3.000
The Bank of America Merrill Lynch 1-10 Year Australian Governments Index	2.500
The Bank of America Merrill Lynch 1-5 Year CAD Governments Index	2.000
Total	100.000%
The following table summarizes the pre-tax total return (before investment expenses) of the investment portfolio managed by Arch compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2014	3.21%	2.58%
Year Ended December 31, 2013	1.28%	0.85%
Year Ended December 31, 2012	5.88%	4.90%
(1) Our investment expenses were approximately 0.28%, 0.26% and 0.22%, respectively, of average invested assets in 2014, 2013 and 2012.

Total return for our investment portfolio outperformed that of the benchmark return index in 2014 and primarily reflected returns on our investment grade fixed income portfolio, augmented by strong returns on alternative investments and equities. Total return was impacted by strengthening of the U.S. Dollar against the Euro, British Pound Sterling and other major currencies on non-U.S. Dollar denominated investments during 2014. Excluding foreign exchange, total return was 4.26% for 2014, compared to 1.13% for 2013 and 5.59% for 2012.
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
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. The loss on repurchase of preferred shares, which related to the redemption of the Series A and B preferred shares in April 2012, had no impact on total shareholders’ equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and loss on repurchase of preferred shares from the calculation of after-tax operating income available to Arch common shareholders.
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
RESULTS OF OPERATIONS
The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to Arch common shareholders to net income available to Arch common shareholders:

	Year Ended December 31,
	2014	2013	2012
After-tax operating income available to Arch common shareholders	$617,312	$595,715	$350,640
Net realized gains, net of tax	122,863	73,844	184,083
Net impairment losses recognized in earnings, net of tax	(30,150)	(3,786)	(11,388)
Equity in net income of investment funds accounted for using the equity method, net of tax	19,235	35,738	73,510
Net foreign exchange gains (losses), net of tax	83,157	(13,718)	(28,527)
Loss on repurchase of preferred shares, net of tax	—	—	(10,612)
Net income available to Arch common shareholders	$812,417	$687,793	$557,706
After-tax operating income in both 2014 and 2013 reflected a lower level of losses from catastrophic events compared to 2012. Results in all periods presented reflected the impact of current insurance and reinsurance market conditions and the impact of low interest yields on the investment portfolio.
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
The ‘other’ segment includes the results of Watford Re, a multi-line Bermuda reinsurance company launched in late March 2014. Watford Re has its own management and board of directors that is responsible for the overall profitability of its results. We are required to consolidate the results of Watford Re in our financial statements. The portion of Watford Re’s earnings attributable to third party investors is recorded in the consolidated statements of income as ‘amounts attributable to noncontrolling interests.’ For the ‘other’ segment, performance is measured based on net income or loss.
Insurance Segment
The following table sets forth our insurance segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Gross premiums written	$3,008,669	$2,712,509	10.9	$2,712,509	$2,593,959	4.6
Premiums ceded	(862,015)	(763,713)		(763,713)	(768,625)
Net premiums written	2,146,654	1,948,796	10.2	1,948,796	1,825,334	6.8
Change in unearned premiums	(129,284)	(72,782)		(72,782)	(24,991)
Net premiums earned	2,017,370	1,876,014	7.5	1,876,014	1,800,343	4.2
Other underwriting income	2,135	2,122		2,122	2,335
Losses and loss adjustment expenses	(1,260,953)	(1,188,445)		(1,188,445)	(1,283,841)
Acquisition expenses, net	(316,308)	(311,904)		(311,904)	(298,983)
Other operating expenses	(335,157)	(315,387)		(315,387)	(307,489)
Underwriting income (loss)	$107,087	$62,400	71.6	$62,400	$(87,635)	n/m

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	62.5%	63.3%	(0.8)	63.3%	71.3%	(8.0)
Acquisition expense ratio	15.7%	16.6%	(0.9)	16.6%	16.6%	—
Other operating expense ratio	16.6%	16.8%	(0.2)	16.8%	17.1%	(0.3)
Combined ratio	94.8%	96.7%	(1.9)	96.7%	105.0%	(8.3)
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

Premiums Written.
The following table sets forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Programs	$480,580	22	$419,673	22	$340,130	19
Professional lines	476,604	22	476,193	25	548,423	30
Construction and national accounts	286,994	13	271,110	14	211,130	12
Property, energy, marine and aviation	244,640	11	280,551	14	294,690	16
Excess and surplus casualty	212,519	10	149,286	8	112,307	6
Travel, accident and health	145,732	7	104,903	5	106,871	6
Lenders products	100,407	6	101,576	5	99,724	5
Other	199,178	9	145,504	7	112,059	6
Total	$2,146,654	100	$1,948,796	100	$1,825,334	100
2014 versus 2013: Net premiums written by the insurance segment were 10.2% higher in 2014 than in 2013. Increases in excess and surplus casualty, programs, travel, accident and health and other were partially offset by reductions in property, energy, marine and aviation. The increase in excess and surplus casualty primarily resulted from contract binding, launched in early 2013, while growth in program business was due to a combination of new business, underlying exposure growth and the impact of rate increases. Growth in travel, accident and health reflects primarily resulted from expansion in existing and new distribution channels while the increase in other lines primarily resulted from alternative markets business, which reflected new accounts written subsequent to a renewal rights agreement entered into in the 2014 second quarter. The decrease in property, energy, marine and aviation reflected reductions in property and marine business in response to current market conditions.
2013 versus 2012: Net premiums written by the insurance segment were 6.8% higher in 2013 than in 2012. Increases in programs, construction and national accounts, excess and surplus casualty and other were partially offset by reductions in professional lines. The increase in program business was due to a combination of new business, underlying exposure growth and the impact of rate increases while the growth in construction and national accounts primarily resulted from new business and strong renewal retention. The increase in excess and surplus casualty primarily resulted from growth in contract binding while the increase in other lines primarily resulted from alternative markets business. The reductions in professional lines resulted from a continued strategic reduction in exposure to international business.
Net Premiums Earned.
The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Programs	$460,392	23	$386,840	21	$318,740	18
Property, energy, marine and aviation	456,508	23	491,791	26	536,971	30
Professional lines	277,811	14	250,729	14	209,217	12
Construction and national accounts	244,974	12	304,294	16	313,081	17
Excess and surplus casualty	182,024	9	118,395	6	113,597	6
Travel, accident and health	127,691	6	97,135	5	98,686	5
Lenders products	94,438	5	99,847	5	103,478	6
Other	173,532	8	126,983	7	106,573	6
Total	$2,017,370	100	$1,876,014	100	$1,800,343	100
Net premiums earned by the insurance segment were 7.5% higher in 2014 than in 2013, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment were 4.2% higher in 2013 than in 2012.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2014	2013	2012
Current year	65.4%	65.7%	73.0%
Prior period reserve development	(2.9)%	(2.4)%	(1.7)%
Loss ratio	62.5%	63.3%	71.3%
Current Year Loss Ratio.
2014 versus 2013: The insurance segment’s current year loss ratio was 0.3 points lower in 2014 than in 2013. The 2014 loss ratio included 0.7 points of current year catastrophic event activity, compared to 1.2 points in 2013. The 2014 loss ratio reflected estimated margin expansion along with changes in the mix of business.
2013 versus 2012: The insurance segment’s current year loss ratio was 7.3 points lower in 2013 than in 2012. The 2013 loss ratio included 1.2 points of current year catastrophic event activity, compared to 5.9 points in 2012. The 2013 loss ratio reflected estimated margin expansion along with a lower level of non-catastrophic large loss activity than in 2012
Prior Period Reserve Development.
2014 prior period reserve development: The insurance segment’s net favorable development of $58.7 million, or 2.9 points of net earned premium, consisted of $73.5 million of net favorable development from short-tailed lines, partially offset by $14.8 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $60.5 million of net favorable development in property lines, primarily from the 2008 to 2013 accident years (i.e., the year in which a loss occurred), with the balance emanating from lenders products, primarily from the 2012 accident year, and travel and accident, primarily from the 2012 and 2013 accident years. Contained within this short tail release was favorable development of $7.9 million from 2005 to 2013 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $14.8 million included a net increase of $41.3 million in construction reserves, primarily from the 2009 to 2013 accident years. The adverse development in construction was largely driven by general liability claims involving New York labor law matters. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, primarily from the 2011 and 2012 accident years. Such amounts were partially offset by $39.0 million of net favorable development on professional lines, primarily from the 2003 to 2011 accident years, and $7.8 million of net favorable development on surety business, primarily from the 2011 to 2013 accident years.
2013 prior period reserve development: The insurance segment’s net favorable development of $45.1 million, or 2.4 points of net earned premium, consisted of $67.0 million of net favorable development from short-tailed lines, partially offset by $21.9 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $62.4 million of net favorable development in property lines from the 2008 to 2011 accident years, with the balance emanating from lenders products, primarily from the 2011 and 2012 accident years, and travel and accident, primarily from the 2009 and 2010 accident years. Contained within this short tail release was favorable development of $15.9 million from 2005 to 2012 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $21.9 million included a net increase of $28.0 million in specialty casualty reserves. Such development primarily stemmed from losses in two captive programs written by the insurance segment's Canadian operation, which was partially offset by favorable development in non-captive business, and from three large excess casualty claims in the insurance segment's U.S. operation, all of the above in the more recent accident years. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, with nearly 90% of this development emanating from a single canceled program whose last inception year was 2011. Such amounts were partially offset by net favorable development spread across various lines and accident years.
2012 prior period reserve development: The insurance segment’s net favorable development of $31.2 million, or 1.7 points of net earned premium, consisted of $79.3 million of net favorable development from short-tailed lines, partially offset by $48.1 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $69.0 million of net favorable development in property lines from the 2007 to 2011 accident years, with the balance emanating from travel and accident and lender’s products, both primarily from the 2009 to 2011 accident years. Contained within this short tail release was favorable development of $19.1 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $48.1 million included a net increase of $38.9 million from the insurance segment’s U.K. underwriting operations for the 2007 to 2010 accident years, primarily due to an increase in Australian executive assurance reserves. In addition, U.S. primary specialty casualty reserves reflected a net increase of $23.0 million, primarily from the 2003 to 2005 accident years, and $19.8 million from U.S. professional liability in the two most recent accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.
Underwriting Expenses.
2014 versus 2013: The insurance segment’s underwriting expense ratio was 32.3% in 2014, compared to 33.4% in 2013. The acquisition expense ratio was 15.7% for 2014, compared to 16.6% for 2013. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The 2014 acquisition expense ratio reflected changes in the form of reinsurance ceded and mix of business. The insurance segment’s other operating expense ratio was 16.6% for 2014, compared to 16.8% for 2013, reflecting the benefits of continued expense management and a higher level of net premiums earned.
2013 versus 2012: The insurance segment’s underwriting expense ratio was 33.4% in 2013, compared to 33.7% in 2012. The acquisition expense ratio was 16.6% for 2013, compared to 16.6% for 2012. The acquisition expense ratio is influenced by, among other things, (1) the amount of ceding commissions received from reinsurers, (2) the amount of business written on a surplus lines (non-admitted) basis and (3) mix of business. The 2013 acquisition expense ratio reflected changes in the form of reinsurance ceded and mix of business. The insurance segment’s other operating expense ratio was 16.8% for 2013, compared to 17.1% for 2012, reflecting the benefits of continued expense management and a higher level of net premiums earned.

Reinsurance Segment
The following table sets forth our reinsurance segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Gross premiums written	$1,527,245	$1,399,621	9.1	$1,399,621	$1,213,889	15.3
Premiums ceded	(261,254)	(86,620)		(86,620)	(55,099)
Net premiums written	1,265,991	1,313,001	(3.6)	1,313,001	1,158,790	13.3
Change in unearned premiums	13,337	(94,329)		(94,329)	(40,663)
Net premiums earned	1,279,328	1,218,672	5.0	1,218,672	1,118,127	9.0
Other underwriting income	3,167	5,258		5,258	5,755
Losses and loss adjustment expenses	(532,450)	(486,236)		(486,236)	(574,821)
Acquisition expenses, net	(261,438)	(234,373)		(234,373)	(204,903)
Other operating expense	(147,964)	(134,563)		(134,563)	(118,245)
Underwriting income	$340,643	$368,758	(7.6)	$368,758	$225,913	63.2

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	41.6%	39.9%	1.7	39.9%	51.4%	(11.5)
Acquisition expense ratio	20.4%	19.2%	1.2	19.2%	18.3%	0.9
Other operating expense ratio	11.6%	11.0%	0.6	11.0%	10.6%	0.4
Combined ratio	73.6%	70.1%	3.5	70.1%	80.3%	(10.2)
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

Premiums Written.
The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Other specialty	$405,126	32	$417,865	32	$308,104	27
Property excluding property catastrophe	343,043	27	292,536	22	265,783	23
Casualty	317,996	25	306,304	23	205,925	18
Property catastrophe	137,471	11	220,749	17	283,677	24
Marine and aviation	50,444	4	64,380	5	84,649	7
Other	11,911	1	11,167	1	10,652	1
Total	$1,265,991	100	$1,313,001	100	$1,158,790	100

Pro rata	$663,135	52	$692,024	53	$530,763	46
Excess of loss	602,856	48	620,977	47	628,027	54
Total	$1,265,991	100	$1,313,001	100	$1,158,790	100
2014 versus 2013: Gross premiums written by the reinsurance segment in 2014 were 9.1% higher than in 2013, while net premiums written were 3.6% lower than in 2013. The differential in gross versus net premiums written reflects the cession of premiums to the ‘other’ segment (Watford Re) in 2014. The decline in net premiums written reflected reductions in property catastrophe and marine and aviation business, partially offset by an increase in property excluding property catastrophe and casualty business. The reduction in property catastrophe and marine and aviation business reflected non-renewals and share decreases in response to current market conditions and a higher usage of retrocessional coverage. The growth in property excluding property catastrophe business in the 2014 fourth quarter primarily resulted from an unearned premium portfolio transfer from Gulf Reinsurance Limited (“Gulf Re”) of $50.2 million. Effective as of October 1, 2014, we entered into a 90% whole account quota share retrocession arrangement of Gulf Re’s net liabilities and a portfolio transfer of all of Gulf Re’s existing business (both unearned premium and loss reserves). Growth in casualty premiums reflected new international excess motor business and quota shares of U.S. professional liability business.
2013 versus 2012: Net premiums written in 2013 were 13.3% higher than in 2012. The growth in net premiums written primarily reflected increases in other specialty and casualty lines, partially offset by reductions in property catastrophe and marine business. The increase in other specialty business was primarily due to a multi-line quota share reinsurance agreement entered into in the 2013 third quarter which resulted in approximately $66 million of premiums written in 2013, including a $40 million unearned premium transfer. In addition, other specialty premiums reflected growth in trade credit and crop hail business, partially offset by a continued reduction in non-excess motor business. Growth in casualty business was due, in part, to a professional liability quota share contract entered into in the 2013 fourth quarter which contributed $59 million of premiums written in 2013, including a $44 million unearned premium transfer, along with new casualty multi-line treaties written during 2013. The reduction in property catastrophe and marine business reflected market conditions, selected non-renewals and a higher usage of retrocessional coverage.

Net Premiums Earned.
The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Other specialty	$424,725	33	$387,630	32	$309,101	27
Property excluding property catastrophe	303,496	24	274,719	23	254,338	23
Casualty	327,518	26	241,774	20	188,963	17
Property catastrophe	150,761	11	232,423	19	280,185	25
Marine and aviation	61,118	5	70,105	5	76,145	7
Other	11,710	1	12,021	1	9,395	1
Total	$1,279,328	100	$1,218,672	100	$1,118,127	100

Pro rata	$686,201	54	$608,586	50	$499,094	45
Excess of loss	593,127	46	610,086	50	619,033	55
Total	$1,279,328	100	$1,218,672	100	$1,118,127	100
Net premiums earned in 2014 were 5.0% higher than in 2013, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned in 2013 were 9.0% higher than in 2012.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2014	2013	2012
Current year	62.5%	57.8%	68.4%
Prior period reserve development	(20.9)%	(17.9)%	(17.0)%
Loss ratio	41.6%	39.9%	51.4%
Current Year Loss Ratio.
2014 versus 2013: The reinsurance segment’s current year loss ratio was 4.7 points higher in 2014 than in 2013. The 2014 loss ratio included 3.5 points for current year catastrophic event activity, compared to 5.4 points in 2013. The 2014 current year loss ratio reflected a significantly lower contribution from property catastrophe business than in 2013.
2013 versus 2012: The reinsurance segment’s current year loss ratio was 10.6 points lower in 2013 than in 2012. The 2013 loss ratio included 5.4 points for current year catastrophic event activity, compared to 15.0 points in 2012. The 2013 loss ratio also reflected changes in the mix of business.
Prior Period Reserve Development.
2014 prior period reserve development: The reinsurance segment’s net favorable development of $267.3 million, or 20.9 points of net earned premium, consisted of $146.7 million from short-tailed lines and $120.6 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $107.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2013 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development of $23.3 million from the 2005 to 2013 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2014. Net favorable development of $120.6 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $101.6 million, primarily from the 2003 to 2006 underwriting years and the 2009 and 2010 underwriting years, and marine and aviation reserves of $14.7 million, primarily from the 2008 to 2012 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

2013 prior period reserve development: The reinsurance segment’s net favorable development of $217.9 million, or 17.9 points of net earned premium, consisted of $111.1 million from short-tailed lines and $106.8 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $110.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2012 underwriting years. Contained within this release was favorable development of $28.6 million from the 2005 to 2012 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2013. Net favorable development of $106.8 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $98.8 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $8.1 million, primarily from the 2007 and 2009 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
2012 prior period reserve development: The reinsurance segment’s net favorable development of $190.3 million, or 17.0 points of net earned premium, consisted of $117.6 million from short-tailed lines and $72.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $92.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. Contained within this release was favorable development of $16.8 million from the 2005 to 2011 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2012. Net favorable development of $72.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $55.9 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $16.8 million, primarily from the 2008 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
Underwriting Expenses.
2014 versus 2013: The underwriting expense ratio for the reinsurance segment was 32.0% in 2014, compared to 30.2% in 2013. The acquisition expense ratio for 2014 was 20.4%, compared to 19.2% for 2013. The comparison of the 2014 and 2013 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2014 of 11.6% was higher than the 2013 ratio of 11.0% primarily due to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefits of a higher level of net premiums earned.
2013 versus 2012: The underwriting expense ratio for the reinsurance segment was 30.2% in 2013, compared to 28.9% in 2012. The acquisition expense ratio for 2013 was 19.2%, compared to 18.3% for 2012. The comparison of the 2013 and 2012 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commission income. The operating expense ratio for 2013 of 11.0% was higher than the 2012 ratio of 10.6% primarily due to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefits of a higher level of net premiums earned.

Mortgage Segment

The following table sets forth our mortgage segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Gross premiums written	$227,356	$89,570	153.8	$89,570	$68,111	31.5
Premiums ceded	(22,519)	—		—	—
Net premiums written	204,837	89,570	128.7	89,570	68,111	31.5
Change in unearned premiums	(11,264)	(38,304)		(38,304)	(51,441)
Net premiums earned	193,573	51,266	277.6	51,266	16,670	207.5
Other underwriting income	4,840	259		259	—
Losses and loss adjustment expenses	(55,674)	(4,743)		(4,743)	(2,615)
Acquisition expenses, net	(49,400)	(17,826)		(17,826)	(4,998)
Other operating expense	(66,891)	(8,377)		(8,377)	(4,301)
Underwriting income	$26,448	$20,579	28.5	$20,579	$4,756	332.7

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	28.8%	9.3%	19.5	9.3%	15.7%	(6.4)
Acquisition expense ratio	25.5%	34.8%	(9.3)	34.8%	30.0%	4.8
Other operating expense ratio	34.6%	16.3%	18.3	16.3%	25.8%	(9.5)
Combined ratio	88.9%	60.4%	28.5	60.4%	71.5%	(11.1)
The mortgage segment includes the results of Arch MI U.S., a leading provider of mortgage insurance products and services to credit unions in the U.S. marketplace, which was acquired in January 2014, along with other global mortgage insurance, reinsurance and risk-sharing products. Since the acquisition, Arch MI U.S. has substantially completed building out its sales force to serve banks and other mortgage originators.

Premiums Written.

The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2014	2013	2012
Net premiums written by client location
United States	$184,333	$63,692	$61,571
Other	20,504	25,878	6,540
Total	$204,837	$89,570	$68,111

Net premiums written by underwriting location
United States	$98,809	$—	$—
Other	106,028	89,570	68,111
Total	$204,837	$89,570	$68,111

2014 versus 2013: Net premiums written in 2014 included $98.8 million of business underwritten by Arch MI U.S., including $90.0 million from credit union clients and $8.8 million from banks and other mortgage lenders. In addition, net premiums written included $32.5 million from the 100% quota share indemnity reinsurance agreement with PMI Mortgage Insurance Co., in Rehabilitation (“PMI”) for performing certificates of insurance that were issued by PMI from 2009 to 2011, along with growth in U.S. mortgage reinsurance business. The persistency rate of the Arch MI U.S. portfolio of mortgage loans was 80.9% at December 31, 2014. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.

2013 versus 2012: Net premiums written for 2013 and 2012 related to reinsurance treaties covering U.S. and international mortgages. The 31.5% increase in net premiums written primarily resulted from new international mortgage reinsurance business written in 2013.

Arch MI U.S. generated $4.92 billion of new insurance written (“NIW”) during 2014. NIW represents the original principal balance of all loans that received coverage during the period. The following table provides details on the NIW generated by Arch MI U.S., including information on credit quality and loan-to-value (“LTV”), for the 2014 periods:

(U.S. Dollars in millions)	Three Months Ended								Year Ended
	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014 (1)		December 31, 2014 (1)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Total new insurance written (NIW)	$1,359		$1,982		$941		$639		$4,921

Total NIW by credit quality (FICO score):
>=740	$730	54	$1,279	64	$534	57	$375	59	$2,918	59
680-739	480	35	629	32	339	36	225	35	1,673	34
620-679	149	11	74	4	68	7	39	6	330	7
Total	$1,359	100	$1,982	100	$941	100	$639	100	$4,921	100

Total NIW by LTV:
95.01% and above	$79	6	$81	4	$70	8	$45	7	$275	6
90.01% to 95.00%	620	45	904	46	500	53	330	52	2,354	48
85.01% to 90.00%	389	29	646	32	265	28	186	29	1,486	30
85.01% and below	271	20	351	18	106	11	78	12	806	16
Total	$1,359	100	$1,982	100	$941	100	$639	100	$4,921	100

Total NIW purchase vs. refinance:
Purchase	$950	70	$1,234	62	$786	84	$487	76	$3,457	70
Refinance	409	30	748	38	155	16	152	24	1,464	30
Total	$1,359	100	$1,982	100	$941	100	$639	100	$4,921	100

(1)	Includes activity for January 2014 for comparability purposes (pre-acquisition date).

Net Premiums Earned.

Net premiums earned for 2014 was substantially higher than in 2013, primarily due to the acquisition of Arch MI U.S. along with a higher earned contribution from the mortgage segment’s quota share reinsurance business. Growth from 2012 to 2013 reflects the expansion of the mortgage segment in the periods.

Other Underwriting Income.

Other underwriting income for 2014 was $4.8 million, compared to $0.3 million for 2013. Such amounts primarily relate to risk-sharing products to government sponsored entities and mortgage lenders.

Losses and Loss Adjustment Expenses.

The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2014	2013	2012
Current year	29.3%	11.2%	15.7%
Prior period reserve development	(0.5)%	(1.9)%	—
Loss ratio	28.8%	9.3%	15.7%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with mortgage insurance industry practice. Because our mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established during 2014.

The mortgage segment’s current year loss ratio was 18.1 points higher in 2014 compared to 2013 and 4.5 points lower in 2013 compared to 2012. The current year loss ratio for 2014 reflects changes in the mix of business earned, resulting primarily from our acquisition of Arch MI U.S. The lower current year loss ratio for 2013 compared to 2012 resulted from changes in the mix of business earned and favorable experience on U.S. mortgage reinsurance business. The mortgage segment’s net favorable development on prior period reserves for 2014 and 2013 was spread across a number of underwriting years.

Underwriting Expenses.

2014 versus 2013: The underwriting expense ratio for the mortgage segment was 60.1% for 2014, compared to 51.1% for 2013. The acquisition expense ratio was 25.5% for 2014, compared to 34.8% for 2013. The operating expense ratio was 34.6% for 2014, compared to 16.3% for 2013. The increase in the underwriting expense ratio reflects the addition of Arch MI U.S. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business over time, the underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale.

2013 versus 2012: The underwriting expense ratio for the mortgage segment was 51.1% for 2013, compared to 55.8% for 2012. The acquisition expense ratio was 34.8% for 2013, compared to 30.0% for 2012. The operating expense ratio was 16.3% for 2013, compared to 25.8% for 2012. Such amounts relate to the mortgage segment’s reinsurance business for both periods. The reduction in the operating expense ratio reflects the impact of higher net premiums earned in 2013.

Other Segment

As noted earlier, the ‘other’ segment includes the results of Watford Re. Watford Re has its own management and board of directors and is responsible for the overall profitability of its results. We act as Watford Re’s reinsurance underwriting manager and Highbridge Principal Strategies, a subsidiary of JPMorgan Chase & Co., manages Watford Re’s investment assets, each under a long term services agreement. We invested $100.0 million to acquire approximately 11% of Watford Re’s common equity and a warrant to purchase additional common equity. We performed an analysis of Watford Re and concluded that Watford Re is a variable interest entity (“VIE”) and concluded that we are the primary beneficiary of Watford Re. As such, 100% of the results of Watford Re are included in our consolidated financial statements. Management measures segment performance for the ‘other’ segment based on net income or loss. See note 4, “Variable Interest Entity and Noncontrolling Interests” and note 5, “Segment Information,” of the notes accompanying our consolidated financial statements for additional information.

The following table sets forth our ‘other’ segment’s results:

Year Ended December 31, 2014
Gross premiums written	$288,627
Premiums ceded	(14,171)
Net premiums written	274,456
Change in unearned premiums	(170,979)
Net premiums earned	103,477
Losses and loss adjustment expenses	(70,173)
Acquisition expenses, net	(30,116)
Other operating expenses	(6,268)
Underwriting income (loss)	(3,080)

Net investment income	18,249
Other expenses	(2,329)
Net realized gains	(30,467)
Net foreign exchange gains	1,086
Net income (loss)	(16,541)
Dividends attributable to redeemable noncontrolling interests (1)	(14,728)
Net income (loss) attributable to common interests	(31,269)
Amounts attributable to nonredeemable noncontrolling interests (1)	27,823
Net income (loss) available to Arch	$(3,446)
Underwriting Ratios
Loss ratio	67.8%
Acquisition expense ratio	29.1%
Other operating expense ratio	6.1%
Combined ratio	103.0%

Total investable assets	$1,163,240
Total assets	1,482,516
Total liabilities	398,660

(1) Recorded as ‘amounts attributable to noncontrolling interests’ in the consolidated statements of income.

Other Income or Expense Items (excluding amounts related to the ‘other’ segment)

Net Investment Income. The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2014	2013	2012
Fixed maturities	$265,219	$249,833	$281,140
Term loan investments	39,940	20,608	15,283
Equity securities	13,005	8,919	7,963
Short-term investments	1,888	1,259	1,980
Other (1)	28,869	19,710	14,196
Gross investment income	348,921	300,329	320,562
Investment expenses	(46,336)	(33,110)	(25,667)
Net investment income	$302,585	$267,219	$294,895
(1) Includes dividends on investment funds and other items.
The pre-tax investment income yield was 2.08% for 2014, compared to 2.12% for 2013 and 2.51% for 2012. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the decrease in the pre-tax investment income yield, due in part to the prevailing interest rate environment. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). Other income or loss primarily reflects the results from our investment in Gulf Reinsurance Limited (“Gulf Re”) and certain other investments which are accounted for using the equity method on a three month lag basis based on the availability of their financial statements. In addition, other income (loss) from time to time includes certain non-recurring items. For such items, we recorded a loss of $10.3 million for 2014, compared to a loss of $0.6 million for 2013, and a loss of $12.1 million for 2012. Results for 2014 reflected $14.1 million of losses from Gulf Re, which experienced a number of large technical risk losses. Results for 2012 reflected results from our investment in Aeolus L.P., which experienced a high level of losses from catastrophic activity. See note 10, “Investment in Joint Venture,” of the notes accompanying our consolidated financial statements for additional information on Gulf Re.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method. We recorded $19.9 million of equity in net income for 2014, compared to $35.7 million for 2013 and $73.5 million for 2012. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $349.0 million at December 31, 2014, compared to $244.3 million at December 31, 2013.
Net Realized Gains (Losses). We recorded net realized gains of $133.4 million, $74.0 million and $194.2 million, respectively, for 2014, 2013 and 2012. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also included changes in the fair value of assets and liabilities accounted for using the fair value option along with remeasurement of the contingent consideration liability related to our purchase of the CMG Entities. See note 2, “Business Acquired,” and note 8, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.
Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. For 2014, we recorded $30.2 million of credit related impairments in earnings, compared to $3.8 million in 2013 and $11.4 million in 2012. The other-than-temporary impairments (“OTTI”) recorded in 2014 primarily resulted from impairments taken on one investment fund where we determined that we did not intend to hold such investment for a reasonable period of time by which the fair value of the fund would increase and we would recover our cost, while impairments in 2013 and 2012 primarily resulted from reductions in estimated recovery values on certain mortgage-backed and asset-backed securities following the review of such securities and on equity securities following a review of available positive and negative evidence. See note 8, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.
Other Expenses. Other expenses, which are included in our other operating expenses, were $47.6 million for 2014, compared to $42.4 million for 2013 and $35.3 million for 2012. Such amounts are included in the corporate (non-underwriting) segment and primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.
Interest Expense. Interest expense was $45.6 million for 2014, compared to $27.1 million for 2013 and $28.5 million for 2012. Interest expense for 2014 included $49.5 million related to our senior notes and other borrowings, partially offset by a $3.9 million reduction in interest expense on a deposit accounting liability (i.e., a contract that does not pass risk transfer) in accordance with GAAP. The reduction resulted from a reassessment of the estimated ultimate liability in the 2014 third quarter due to a determination that paid losses are expected to be lower than initially anticipated. Because the contract does not pass risk transfer under GAAP, it is accounted for similar to a borrowing with accretion and changes in expectations surrounding the estimated ultimate liability impacting interest expense. The reduction of the estimated ultimate liability reduced the rate of accretion recorded in interest expense in the second half of 2014 and is expected to reduce the rate of accretion for future periods. The higher level of interest expense for 2014 compared to 2013 and 2012 primarily resulted from interest related to the $500.0 million of 5.144% senior notes issued by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) in December 2013.

Net Foreign Exchange Gains or Losses. Net foreign exchange gains for 2014 of $82.7 million consisted of net unrealized gains of $84.8 million and net realized losses of $2.1 million, compared to net foreign exchange losses for 2013 of $12.3 million which consisted of net unrealized gains of $0.7 million and net realized losses of $13.0 million and net foreign exchange losses for 2012 of $29.0 million which consisted of net unrealized losses of $27.3 million and net realized losses of $1.6 million. Net unrealized foreign exchange gains or losses result from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Historically, we have held investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. However, changes in the value of such investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. At times, we have chosen not to match portions of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders' equity.
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
Income Tax Expense. Our income tax provision on income before income taxes resulted in an expense of 2.7% for 2014, compared to an expense of 4.4% for 2013 and a benefit of 0.7% for 2012. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. See note 14, “Income Taxes,” of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2014, 2013 and 2012.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2014. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.

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
At December 31, 2014 and 2013, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2014	2013
Insurance:
Case reserves	$1,459,040	$1,446,029
IBNR reserves	3,066,962	3,037,755
Total net reserves	4,526,002	4,483,784
Reinsurance:
Case reserves	794,838	749,830
Additional case reserves	97,413	113,331
IBNR reserves	1,658,468	1,722,214
Total net reserves	2,550,719	2,585,375
Mortgage:
Case reserves	96,092	1,419
IBNR reserves	21,709	5,868
Total net reserves	117,801	7,287
Other:
Case reserves	12,010	—
IBNR reserves	51,613	—
Total net reserves	63,623	—
Total:
Case reserves	2,361,980	2,197,278
Additional case reserves	97,413	113,331
IBNR reserves	4,798,752	4,765,837
Total net reserves	$7,258,145	$7,076,446
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
Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate losses and loss adjustment expenses with respect to any line of business, past experience with respect to that line of business is the primary resource, developed through both industry and company experience, but cannot be relied upon in isolation. Uncertainties in estimating ultimate losses and loss adjustment expenses are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail.” The claim-tail for most property coverages is typically short (usually several months up to a few years). The claim-tail for certain professional liability, executive assurance and healthcare coverages, which are generally written on a claims-made basis, is typically longer than property coverages but shorter than casualty lines. The claim-tail for liability/casualty coverages, such as general liability, products liability, multiple peril coverage, and workers’ compensation, may be especially long as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends, may become known and, as a result, our insurance operations may adjust their reserves. If management determines that an adjustment is appropriate, the adjustment is recorded in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should Loss Reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.
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
At December 31, 2014 and 2013, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2014	2013
Professional lines (1)	$1,453,770	$1,525,360
Construction and national accounts	806,007	694,721
Excess and surplus casualty (2)	683,305	678,893
Programs	669,601	644,689
Property, energy, marine and aviation	407,730	503,208
Travel, accident and health	60,888	49,934
Lenders products	40,579	31,076
Other (3)	404,122	355,903
Total net reserves	$4,526,002	$4,483,784

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

The initial reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Our insurance operations employ a number of different reserving methods depending on the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, such techniques have been given more weight in the reserving process due to the continuing maturation of their Loss Reserves and the increased availability and credibility of the historical experience. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our insurance operations through December 31, 2014 in some lines of business. See below for a discussion of the key assumptions in our insurance operations’ reserving process.
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, our reinsurance operations assume that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that our reinsurance operations must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2014 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.
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
At December 31, 2014 and 2013, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2014	2013
Casualty	$1,432,203	$1,513,205
Other specialty	448,418	397,776
Property excluding property catastrophe	346,610	260,968
Marine and aviation	139,318	163,293
Property catastrophe	128,436	190,027
Other	55,734	60,106
Total net reserves	$2,550,719	$2,585,375
Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our reinsurance operations through December 31, 2014 in some lines of business. See below for a discussion of the key assumptions in our reinsurance operations’ reserving process.
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
Mortgage Operations
Our U.S. mortgage insurance operations establish case reserves for loans that have been reported as delinquent by loan servicers as well as those that are delinquent but not reported (IBNR). Our U.S. mortgage insurance operations also reserve for the expenses of adjusting claims related to these delinquencies. The trigger that creates a reserve estimate is that an insured loan is two payments in arrears, and the date of the second missed payment is considered to be the accident date. The actuarial reviews and documentation created in the reserving process are completed in accordance with generally accepted actuarial standards. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.
Because the reserving process requires our U.S. mortgage insurance operations to forecast future conditions, it is inherently uncertain and requires significant judgment and estimation. The use of different estimates would have resulted in the establishment of different reserve levels. Additionally, changes in accounting estimates are likely to occur from period to period as economic conditions change and the ultimate liability may vary significantly from the estimates used. Major risk factors include (but are not limited to) changes in home prices and borrower equity, which can limit the borrower’s ability to sell the property and satisfy the outstanding loan balance, and changes in unemployment, which can affect the borrower’s income and ability to make mortgage payments.

The lead methodology used by our U.S. mortgage insurance operations is a frequency-severity method based on the inventory of pending delinquencies. Each month the loan servicers report the delinquency status of each insured loan. Using the frequency-severity method allows our U.S. mortgage insurance operations to take advantage of its knowledge of the number of delinquent loans and the coverage provided (“risk size”) on those loans by directly relating the reserves to these amounts. The delinquencies are grouped by the year in which they were reported (“report year”). A claim rate is then developed for each report year which represents the frequency with which the delinquencies become claims. The claim rates are based on an analysis of the patterns of emerging cure counts and claim counts of the report year, the foreclosure status of the pending delinquencies, the product and geographical mix of the delinquencies and our view of future economic and claim conditions, which include trends in home prices and unemployment. Claim rates can vary materially by report year depending on the mix of delinquencies and economic conditions.
Claim size estimates are determined by examining the risk sizes on the delinquent loans and estimating the portion of risk that will be paid, as well as any expenses. This is done based on a review of historical data, an assessment of economic conditions and the level of equity the borrowers may have in their homes, as well as considering loss mitigation opportunities. Mortgage insurance is generally not subject to large claim sizes, as with some other lines of insurance. A claim size over $250,000 is rare, and this helps reduce the volatility of claim size estimates. The claim rate and claim size assumptions generate case reserves for each report year. The reserve for unreported delinquencies (included in IBNR) is estimated by looking at historical rates of late reporting of delinquencies. Claim rates and claim sizes can then be assigned to estimated future late reported delinquencies using assumptions made in the establishment of case reserves.
Mortgage insurance reserves are short-tail, in the sense that the vast majority of delinquencies are resolved within two years of being reported. While reserves are initially analyzed by report year, they are also rolled up by underwriting year to ensure that reserve assumptions are consistent with the performance of the underwriting year. The accuracy of prior reserve assumptions is also checked in hindsight to determine if adjustments are needed.
The following table provides supplemental disclosures for our U.S. mortgage insurance operations related to insured loans and loss metrics:

(U.S. Dollars in thousands, except loan count)		Three Months Ended			Year Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014 (1)	December 31, 2014 (1)

Rollforward of insured loans in default:
Beginning delinquent number of loans	3,625	3,641	3,858	4,469	4,469
Plus: new notices	1,402	1,553	1,377	1,458	5,790
Less: cures	(1,202)	(1,168)	(1,202)	(1,635)	(5,207)
Less: paid claims	(351)	(397)	(383)	(429)	(1,560)
Less: delinquent rescissions and denials	—	(4)	(9)	(5)	(18)
Ending delinquent number of loans	3,474	3,625	3,641	3,858	3,474

Ending percentage of loans in default	2.6%	2.8%	2.9%	3.0%

Losses:
Number of claims paid	351	397	383	429	1,560
Total paid claims	$15,358	$17,093	$16,190	$18,117	$66,758
Average per claim	$43.8	$43.1	$42.3	$42.2	$42.8
Severity (2)	99.2%	93.7%	93.0%	97.4%	96.3%

Average reserve per default	$27.5	$27.1	$28.1	$27.5

(1)     Includes activity for January 2014 for comparability purposes (pre-acquisition date).
(2)    Represents total paid claims divided by RIF of loans for which claims were paid.
Loss Reserves for our mortgage operations’ reinsurance business are comprised of (1) case reserves for claims reported and (2) IBNR reserves. Our mortgage reinsurance operations receive reports of delinquent loans and claims notices from ceding companies and record case reserves based upon the amount of reserves recommended by the ceding company. In addition, specific claim and delinquency information reported by ceding companies is used in the process of estimating IBNR reserves.

Other Operations
Loss Reserves for Watford Re are comprised of case reserves and IBNR losses. For all business assumed by Watford Re, we act as reinsurance underwriting manager, provide actuarial and risk management services and recommend a level of Loss Reserves to Watford Re. The estimation of Loss Reserves for Watford Re is subject to the same risk factors as the estimation of Loss Reserves for our underwriting operations as described earlier. Watford Re performs its own reserve reviews and sets its Loss Reserves independently.
Potential Variability in Loss Reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2014 by underwriting segment (excluding the ‘other’ segment). The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2014, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2014, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months	(5) points	(3) months
Third party occurrence business (1)	10	6	(10)	(6)
Third party claims-made business (2)	10	6	(10)	(6)
All other (3)	10	6	(10)	(6)

Increase (decrease) in Loss Reserves, net:
Property, energy, marine and aviation	$21,491	$27,237	$(21,491)	$(19,277)
Third party occurrence business (1)	185,228	98,986	(185,228)	(95,160)
Third party claims-made business (2)	120,501	144,579	(120,501)	(113,507)
All other (3)	110,901	115,238	(110,901)	(91,532)

(1)	Third party occurrence business includes casualty, construction, national accounts and excess workers’ compensation business.

(2)	Third party claims-made business includes executive assurance, healthcare and professional liability business.

(3)	All other includes programs, surety, lenders products, travel and accident and other business.

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months	(10) points	(6) months
Other specialty	5	3	(5)	(3)
Property excluding property catastrophe	5	3	(5)	(3)
Property catastrophe	5	3	(5)	(3)
Marine and aviation	5	3	(5)	(3)
Other	5	3	(5)	(3)

Increase (decrease) in Loss Reserves, net:
Casualty	$121,748	$127,281	$(121,748)	$(101,919)
Other specialty	45,619	27,684	(45,619)	(41,441)
Property excluding property catastrophe	12,932	29,601	(12,932)	(28,304)
Marine and aviation	7,298	10,829	(7,298)	(11,032)
Property catastrophe	11,610	18,644	(11,610)	(13,029)
Other	3,343	1,596	(3,343)	(1,511)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2014 and are not meant to be a “best case” or “worst case” series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2014 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at December 31, 2014), we estimated that our loss reserves would change by approximately $4 million at December 31, 2014. For every one percentage point change in our overall net default to claim rate (which we estimate to be approximately 53% at December 31, 2014), we estimated a $2 million change in our loss reserves at December 31, 2014.
Simulation Results
In order to illustrate the potential volatility in our Loss Reserves, we used a Monte Carlo simulation approach to simulate a range of results based on various probabilities. Both the probabilities and related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as the potential for multiple entities to react similarly to external events, and includes other statistical assumptions. At December 31, 2014, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	December 31, 2014
	Insurance	Reinsurance	Mortgage	Total
Total net reserves (1)	$4,526,002	$2,550,719	$117,801	$7,194,522

Simulation results:
90th percentile (2)	$5,441,906	$3,210,732	$141,019	$8,469,190
10th percentile (3)	$3,681,503	$1,972,965	$96,193	$6,018,955

(1)	Excludes amounts reflected in the ‘other’ segment.

(2)	Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(3)	Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.27 billion, or $9.45 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.18 billion, or $8.71 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2014.
Mortgage Operations Supplemental Information
For each quarter end in 2014, the mortgage segment’s insurance in force (“IIF”), which represents the aggregate dollar amount of each insured mortgage loan’s original principal balance, and risk in force (“RIF”), which represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued, are shown on the following table.

(U.S. Dollars in millions)	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Insurance In Force (IIF):
U.S. mortgage insurance	$22,402	47	$22,055	46	$21,168	45	$21,240	47
Mortgage reinsurance	20,772	44	21,097	44	21,405	45	21,161	47
Other (1)	4,400	9	4,464	10	4,586	10	2,869	6
Total	$47,574	100	$47,616	100	$47,159	100	$45,270	100
Risk In Force (RIF) (2):
U.S. mortgage insurance	$5,600	56	$5,506	55	$5,273	53	$5,275	53
Mortgage reinsurance	4,393	43	4,483	44	4,601	46	4,664	46
Other (1)	136	1	136	1	139	1	80	1
Total	$10,129	100	$10,125	100	$10,013	100	$10,019	100

Ending number of policies in force	131,111		129,665		126,347		127,019

(1)	Includes risk-sharing products offered to government sponsored enterprises and mortgage lenders and international insurance business.

(2)
For international business and risk-sharing products, the calculation is based on the maximum claim amount which we are exposed to on each insured mortgage loan. For certain of our mortgage reinsurance treaties, such amount incorporates loss ratio caps.

For each quarter end in 2014, the following table provides supplemental disclosures for our U.S. mortgage insurance operations’ risk in force:

(U.S. Dollars in millions)	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Total RIF by credit quality (FICO):
>=740	$2,917	52	$2,864	52	$2,687	51	$2,671	51
680-739	1,846	33	1,803	33	1,724	33	1,713	32
620-679	700	13	694	12	709	13	731	14
<620	137	2	145	3	153	3	160	3
Total	$5,600	100	$5,506	100	$5,273	100	$5,275	100
Weighted average FICO score	733		733		731		730

Total RIF by LTV:
95.01% and above	$1,123	20	$1,139	21	$1,161	22	$1,183	23
90.01% to 95.00%	2,652	47	2,558	46	2,389	45	2,337	44
85.01% to 90.00%	1,552	28	1,544	28	1,474	28	1,494	28
85.00% and below	273	5	265	5	249	5	261	5
Total	$5,600	100	$5,506	100	$5,273	100	$5,275	100
Weighted average LTV	93.4%		93.4%		93.4%		93.4%

Total RIF by State:
Wisconsin	$538	10	$532	10	$517	10	$510	10
California	480	9	474	9	454	9	460	9
Texas	302	5	293	5	283	5	285	5
Minnesota	274	5	271	5	258	5	255	5
Florida	273	5	271	5	264	5	268	5
Washington	232	4	231	4	228	4	230	4
Massachusetts	210	4	209	4	204	4	203	4
Alaska	209	4	207	4	202	4	201	4
Virginia	200	3	196	3	186	4	185	3
New York	188	3	188	3	184	3	186	4
Others	2,694	48	2,634	48	2,493	47	2,492	47
Total	$5,600	100	$5,506	100	$5,273	100	$5,275	100

Weighted average coverage (1)	25.0%		25.0%		24.9%		24.8%
Analysts’ persistency (2)	80.9%		81.2%		80.5%		79.1%
Risk-to-capital ratio (3)	9.5:1		9.3:1		8.9:1		9.0:1

(1)	Represents the end of period RIF divided by end of period IIF.

(2)	Represents the percentage of IIF at the beginning of a 12-month period that remained in force at the end of the period.

(3)	Represents total current (non-delinquent) RIF, net of reinsurance, divided by total statutory capital. Ratio calculated for Arch Mortgage Insurance Company only (estimate for December 31, 2014).

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
Our insurance operations had in effect during 2014 a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $200 million in excess of a $150 million retention per occurrence, consistent with the program in place for 2013. In the 2015 first quarter, our insurance operations renewed its reinsurance program with the same limits.
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented approximately 20% of gross premiums written for 2014, compared to 20% for 2013 and 21% for 2012. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding our ability to collect amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See “Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables” for further details.
Premium Revenues and Related Expenses
Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in our insurance operations’ programs, specialty lines, collateral protection business and for participation in involuntary pools. The amount of such insurance premium estimates, included in premiums receivable and other assets, was $88.0 million at December 31, 2014, compared to $53.5 million at December 31, 2013. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.
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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount

Casualty	$142,071	$(45,193)	$96,878	$72,130	$(16,660)	$55,470
Other specialty	116,719	(28,881)	87,838	112,235	(31,196)	81,039
Property excluding property catastrophe	39,874	(10,533)	29,341	41,573	(11,296)	30,277
Marine and aviation	36,940	(9,762)	27,178	48,603	(13,262)	35,341
Property catastrophe	1,257	(71)	1,186	1,349	(71)	1,278
Other	21,425	(6,346)	15,079	16,382	(5,010)	11,372
Total	$358,286	$(100,786)	$257,500	$292,272	$(77,495)	$214,777
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
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2014.
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
Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies related to insured loans are canceled due to repayment by the borrower and the policy is a non-refundable product, the remaining unearned premium related to each canceled policy is recognized as earned premium upon notification of the cancellation.
Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation, or the value of the property has increased sufficiently in accordance with the terms of the contract. Premium refunds reduce premiums earned in the consolidated statements of income. Generally, only unearned premiums are refundable. However, when we pay a claim on a delinquent loan, all servicer paid premiums received on the delinquent loan covering any period after the default date will be refunded, in accordance with the terms of the contract.
Acquisition expenses and other expenses related to our underwriting operations that vary with, and are directly related to, the successful acquisition or renewal of business are deferred and amortized based on the type of contract. For property and casualty insurance and reinsurance contracts, deferred acquisition costs are amortized over the period in which the related premiums are earned. Consistent with mortgage insurance industry accounting practice, amortization of acquisition costs related to the mortgage insurance contracts for each underwriting year’s book of business is recorded in proportion to estimated gross profits. Estimated gross profits are comprised of earned premiums and losses and loss adjustment expenses. For each underwriting year, we estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development.
Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain our business. Other operating expenses also include expenses that vary with, and are directly related to, the successful acquisition of business. Deferred acquisition costs are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income.
A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs and anticipated investment income exceed unearned premiums. A premium deficiency reserve (“PDR”) is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.
To assess the need for a PDR on our mortgage exposures, we develop loss projections based on modeled loan defaults related to our current policies in force. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim, as well as recent trends in the rate at which loans are prepaid. Evaluating the expected profitability of our existing mortgage insurance business and the need for a PDR for our mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty.
No premium deficiency charges were recorded by us during 2014, 2013 and 2012.
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
The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $15.1 billion of financial assets and liabilities measured at fair value at December 31, 2014, approximately $260.8 million, or 1.7%, were priced using non-binding broker-dealer quotes. Of the $13.4 billion of financial assets and liabilities measured at fair value at December 31, 2013, approximately $601.9 million, or 4.5%, were priced using non-binding broker-dealer quotes.
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 9, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2014 by valuation hierarchy.
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
For 2014, we recorded $30.2 million of credit related impairments in earnings, compared to $3.8 million in 2013 and $11.4 million in 2012. See note 8, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.
Reclassifications
We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders’ equity or cash flows.
Recent Accounting Pronouncements
See note 3(q), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes accompanying our consolidated financial statements.
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

At December 31, 2014, total investable assets of $15.77 billion included $14.61 billion managed by Arch and $1.16 billion included in the ‘other’ segment (i.e., attributable to Watford Re), summarized as follows:

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$10,750,770	73.6	$9,571,776	68.1
Fixed maturities, at fair value (3)	377,053	2.6	448,254	3.2
Fixed maturities pledged under securities lending agreements, at fair value	50,802	0.3	105,081	0.8
Total fixed maturities	11,178,625	76.5	10,125,111	72.1
Short-term investments available for sale, at fair value	797,226	5.5	1,478,367	10.5
Cash	474,247	3.2	434,057	3.1
Equity securities available for sale, at fair value	658,182	4.5	496,824	3.5
Other investments available for sale, at fair value	296,224	2.0	498,310	3.6
Other investments, at fair value (3)	889,253	6.1	773,280	5.5
Investments accounted for using the equity method (4)	349,014	2.4	244,339	1.7
Securities transactions entered into but not settled at the balance sheet date	(32,802)	(0.2)	(763)	—
Total investable assets managed by Arch	$14,609,969	100.0	$14,049,525	100.0

(1)	The table above excludes investable assets attributable to the ‘other’ segment. Such amounts are summarized as follows:

(U.S. dollars in thousands)	December 31, 2014

Investable assets in ‘other’ segment:
Cash	$11,455
Investments accounted for using the fair value option (3)	1,169,226
Securities transactions entered into but not settled at the balance sheet date	(17,441)
Total investable assets included in ‘other’ segment	$1,163,240

(2)	This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

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

At December 31, 2014, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from S&P/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.18%. At December 31, 2013, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.38%. Our investment portfolio had an average effective duration of 3.34 years at December 31, 2014, compared to 2.62 years at December 31, 2013. At December 31, 2014, approximately $9.87 billion, or 68%, of our total investments and cash was internally managed, compared to $9.07 billion, or 65%, at December 31, 2013.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
December 31, 2014
Corporate bonds	$3,379,139	$37,928	$(38,974)	$3,380,185
Mortgage backed securities	965,533	18,843	(3,842)	950,532
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387
Non-U.S. government securities	1,099,390	21,311	(37,203)	1,115,282
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605
Total	$11,178,625	$140,673	$(92,734)	$11,130,686

December 31, 2013
Corporate bonds	$2,601,328	$35,289	$(35,537)	$2,601,576
Mortgage backed securities	1,174,128	16,270	(22,209)	1,180,067
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272
Non-U.S. government securities	1,159,017	14,729	(19,363)	1,163,651
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356
Total	$10,125,111	$133,450	$(127,100)	$10,118,761

The following table provides the credit quality distribution of our Fixed Maturities:

	December 31, 2014		December 31, 2013
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$2,245,489	20.1	$2,284,053	22.6
AAA	4,299,060	38.5	3,709,872	36.6
AA	1,917,392	17.2	1,720,605	17.0
A	1,739,922	15.6	1,359,193	13.4
BBB	339,395	3.0	304,543	3.0
BB	157,232	1.4	180,125	1.8
B	184,869	1.7	188,119	1.9
Lower than B	154,823	1.4	241,463	2.4
Not rated	140,443	1.1	137,138	1.3
Total	$11,178,625	100.0	$10,125,111	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At December 31, 2014, below-investment grade securities comprised approximately 5.7% of our Fixed Maturities, compared to 7.4% at December 31, 2013. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At December 31, 2014, corporate bonds represented 69% of the total below investment grade securities at fair value, mortgage backed securities represented 22% of the total and 9% were in other classes. At December 31, 2013, corporate bonds represented 46% of the total below investment grade securities at fair value, mortgage backed securities represented 46% of the total and 8% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	December 31, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$4,181,313	$(55,498)	59.8	$6,006,316	$(110,954)	87.3
10-20%	239,158	(33,111)	35.7	78,250	(11,465)	9.0
20-30%	5,618	(1,990)	2.1	13,955	(4,621)	3.6
30-60%	3,437	(2,135)	2.4	74	(60)	0.1
Total	$4,429,526	$(92,734)	100.0	$6,098,595	$(127,100)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	December 31, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$141,986	$(3,728)	4.0	$133,354	$(3,882)	3.1
10-20%	20,127	(3,530)	3.8	444	(64)	0.1
20-30%	5,618	(1,990)	2.1	1,292	(350)	0.3
30-80%	3,434	(2,133)	2.3	28	(35)	—
Total	$171,165	$(11,381)	12.2	$135,118	$(4,331)	3.5

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2014, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
Apple Inc.	$75,226	AA+/Aa1
General Electric Co.	74,471	AA+/A1
Toyota Motor Corporation	64,030	AA-/Aa3
Porsche Automobil Holding SE	58,583	A/A3
Wells Fargo & Company	56,958	A+/A1
Exxon Mobil Corp.	56,332	AAA/Aaa
Daimler AG	55,951	A-/A3
Caterpillar Inc	49,641	A/A2
Royal Dutch Shell PLC	44,317	AA/Aa1
New York Life Insurance Company	42,801	AA+/Aaa
Total	$578,310

(1)	Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2014, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $965.5 million, or 6.6% of total investable assets, compared to $1.17 billion, or 8.4%, at December 31, 2013. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At December 31, 2014, CMBS constituted approximately $1.11 billion, or 7.6% of total investable assets, compared to $1.07 billion, or 7.6%, at December 31, 2013.

Delinquencies and losses with respect to residential mortgage loans from certain vintage years have increased since 2007 and may continue to increase, particularly in the sub-prime sector. In addition, during this period, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations. In addition, the commercial real estate market has experienced price deterioration, which could lead to increased delinquencies and defaults on commercial real estate mortgages.

The following table provides information on our mortgage backed securities (“MBS”) and CMBS at December 31, 2014, excluding amounts guaranteed by the U.S. government:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003-2008	$126,523	CCC-	$135,797	107.3%	0.9%
	2009	28,906	AAA	28,718	99.3%	0.2%
	2010	24,336	AA+	23,915	98.3%	0.2%
	2013	90,285	AAA	91,304	101.1%	0.6%
	2014	21,679	A+	21,648	99.9%	0.1%
Total non-agency MBS		$291,729	BBB-	$301,382	103.3%	2.1%

Non-agency CMBS:	2002-2008	$69,512	AA-	$70,297	101.1%	0.5%
	2009	368	BBB-	368	100.0%	0.0%
	2010	43,394	AAA	44,905	103.5%	0.3%
	2011	62,963	AAA	63,820	101.4%	0.4%
	2012	88,584	AAA	89,851	101.4%	0.6%
	2013	239,980	AAA	244,559	101.9%	1.7%
	2014	462,801	AAA	467,362	101.0%	3.2%
Total non-agency CMBS		$967,602	AAA	$981,162	101.4%	6.7%

	Non-Agency	Non-Agency
Additional Statistics:	RMBS	CMBS (1)
Weighted average loan age (months)	82	27
Weighted average life (months) (2)	48	55
Weighted average loan-to-value % (3)	64.2%	57.7%
Total delinquencies (4)	10.4%	0.5%
Current credit support % (5)	11.5%	35.5%

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at December 31, 2014. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 21% to 99% on MBS and 11% to 100% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at December 31, 2014:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards	$665,529	AAA	18%	$667,806	100.3%	4.6%
Loans	301,681	AA	52%	301,121	99.8%	2.1%
Autos	297,384	AAA	27%	297,954	100.2%	2.0%
Equipment	195,860	AA-	8%	194,629	99.4%	1.3%
Other	215,151	AA	13%	216,431	100.6%	1.5%
Total ABS (1)	$1,675,605	AA+		$1,677,941	100.1%	11.5%

(1)	The effective duration of the total ABS was 2.1 years at December 31, 2014.

At December 31, 2014, our fixed income portfolio included $16.9 million par value in sub-prime securities with an estimated fair value of $8.5 million and an average credit quality of “CCC/Caa3” from S&P/ Moody’s. At December 31, 2013, our fixed income portfolio included $48.5 million par value in sub-prime securities with an estimated fair value of $27.9 million and an average credit quality of “B/Caa1” from S&P/Moody’s. Such amounts were primarily in the home equity sector of our ABS, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $5.8 million estimated fair value of sub-prime securities with an average credit quality of “CCC/Ca” from S&P/Moody’s at December 31, 2014, compared to approximately $6.3 million estimated fair value with an average credit quality of “CCC/Caa3” from S&P/Moody’s at December 31, 2013.

The following table provides information on the fair value of our Eurozone investments at December 31, 2014:

	Sovereign (2)	Financial Corporates	Other Corporates	Bank Loans (3)	Equities and Other	Total
Country (1)
Germany	$174,554	$—	$11,427	$23,183	$—	$209,164
Netherlands	107,114	1,057	59,092	16,914	—	184,177
Supranational (4)	59,095	—	—	—	—	59,095
Luxembourg	—	3,289	31,974	9,426	1,871	46,560
Belgium	43,960	—	—	—	—	43,960
France	2,082	2,372	8,146	3,957	2,966	19,523
Ireland	—	—	2,807	1,542	—	4,349
Finland	—	—	—	—	3,386	3,386
Italy	—	—	1,786	416	—	2,202
Spain	—	—	—	1,074	—	1,074
Slovenia	823	—	—	—	—	823
Greece	82	—	—	—	—	82
Total	$387,710	$6,718	$115,232	$56,512	$8,223	$574,395

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone fixed maturities at December 31, 2014.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Included in “investments accounted for using the fair value option.”

(4)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At December 31, 2014, our equity portfolio consisted of $658.2 million of equity securities, compared to $496.8 million at December 31, 2013. Such amounts are shown net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	December 31, 2014			December 31, 2013
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$127,467	$(4,973)	37.2	52,964	(1,924)	32.4
10-20%	47,880	(6,546)	49.0	20,312	(2,792)	47.0
20-30%	5,328	(1,695)	12.7	3,103	(1,140)	19.2
30-40%	327	(150)	1.1	184	(82)	1.4
Total	$181,002	$(13,364)	100.0	$76,563	$(5,938)	100.0
On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover its cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at December 31, 2014. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at December 31, 2014.

The following table summarizes our other investments:

	December 31, 2014	December 31, 2013
Available for sale:
Asian and emerging markets	$236,586	$331,984
Investment grade fixed income	59,638	159,115
Other	—	7,211
Total available for sale	296,224	498,310
Fair value option:
Term loan investments (par value: $397,136 and $360,204)	410,995	399,591
Mezzanine debt funds	121,341	102,172
Credit related funds	114,436	63,271
Investment grade fixed income	69,108	75,062
Asian and emerging markets	25,800	14,054
Other (1)	147,573	119,130
Total fair value option	889,253	773,280
Total	$1,185,477	$1,271,590

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 11, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives.

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 9, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2014 and 2013 by level.

Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses. At December 31, 2014, Watford Re’s investable assets consisted of the following:

December 31, 2014

Cash	$11,455
Investments accounted for using the fair value option:
Term loan investments (par value: $678,875)	662,654
Fixed maturities	254,971
Short-term investments	251,601
Total investments accounted for using the fair value option	1,169,226
Securities transactions entered into but not settled at the balance sheet date	(17,441)
Total investable assets included in ‘other’ segment	$1,163,240

Premiums Receivable and Reinsurance Recoverables
At December 31, 2014, 80.9% of premiums receivable of $948.7 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.4% of the total. At December 31, 2013, 80.0% of premiums receivable of $753.9 million represented amounts not yet due, while amounts in excess of 90 days overdue were 3.3% of the total. Approximately 1.0% of the $34.5 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2014, compared to 27.6% of the $56.1 million of paid losses and loss adjustment expenses recoverable at December 31, 2013. No collection issues were indicated on the amount in excess of 90 days overdue at December 31, 2014. At December 31, 2014 and 2013, our reserves for doubtful accounts were approximately $13.4 million and $12.3 million, respectively.
The following table details our reinsurance recoverables at December 31, 2014:

	% of Total	A.M. Best Rating (1)
Everest Reinsurance Company	12.4%	A+
Munich Reinsurance America, Inc.	8.8%	A+
Lloyd’s syndicates (2)	6.0%	A
Partner Reinsurance Company of the U.S.	5.4%	A+
Transatlantic Reinsurance Company	5.1%	A
Hannover Rückversicherung AG	4.7%	A+
Odyssey America Reinsurance Corporation (3)	4.7%	A
Allied World Assurance Company, Ltd.	3.8%	A
Berkley Insurance Company	3.8%	A+
Swiss Reinsurance America Corporation	3.8%	A+
All other (4)	41.5%
Total	100.0%

(1)
The financial strength ratings are as of February 11, 2015 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.” Additionally, A.M. Best has five classifications within the “Not Rated” or “NR” category. Reasons for an “NR” rating being assigned by A.M. Best include insufficient data, size or operating experience, companies which are in run-off with no active business writings or are dormant, companies which disagree with their rating and request that a rating not be published or insurers that request not to be formally evaluated for the purposes of assigning a rating opinion.

(2)	The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.

(3)	A significant portion of amounts due from Odyssey America Reinsurance Corporation is collateralized through reinsurance trusts.

(4)
Such amount included 24.5% due from companies rated “A-” or better and 17.0% from companies not rated. For items not rated, a substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

At December 31, 2014, approximately 83.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.81 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.7% of total shareholders’ equity available to Arch. At December 31, 2013, approximately 86.5% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.2% of total shareholders’ equity available to Arch.
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
Shareholders’ Equity
Shareholders’ equity available to Arch was $6.13 billion at December 31, 2014, compared to $5.65 billion at December 31, 2013. The increase in 2014 was primarily attributable to underwriting and investment returns, partially offset by share repurchase activity during the period.
Book Value per Common Share
The following table presents the calculation of book value per common share at December 31, 2014 and 2013:

(U.S. dollars in thousands, except share data)	December 31,
	2014	2013
Calculation of book value per common share:
Total shareholders’ equity	$6,130,053	$5,647,496
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity	$5,805,053	$5,322,496
Common shares outstanding (1)	127,367,934	133,674,884
Book value per common share	$45.58	$39.82

(1)	Excludes the effects of 7,804,033 and 8,338,480 stock options and 447,073 and 443,710 restricted stock units outstanding at December 31, 2014 and 2013, respectively.
Liquidity and Capital Resources
ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the Series C non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $3.3 million at December 31, 2014, compared to $5.8 million at December 31, 2013. During 2014, ACGL received dividends of $515.7 million from Arch Re Bermuda which were primarily used to fund the share repurchase program described below.
The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2014, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.40 billion ($2.36 billion at December 31, 2013) and statutory capital and surplus of $5.42 billion ($5.42 billion at December 31, 2013), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.36 billion to ACGL during 2015 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2014.
Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly-owned subsidiary of ACGL. Arch Re U.S. can declare a maximum of approximately $110 million of dividends during 2015 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of the $110 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payments; or (2) the Commissioner shall have approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.
Arch MI U.S. is currently approved by the GSEs as an eligible mortgage insurer. In addition to existing eligibility requirements applicable to all eligible mortgage insurers, the GSEs imposed conditions in connection with their approvals of Arch MI U.S. as a qualified mortgage insurer. These conditions require, among other things, that Arch MI U.S.: (i) maintain, through December 31, 2016, minimum capital funding of $400 million which may consist of statutory capital (policyholders’ surplus plus contingency reserves), dedicated reinsurance trust assets for any primary business reinsured and a value for purchased technology assets; (ii) maintain minimum statutory capital (defined as policyholders’ surplus plus contingency reserves) of no less than $260 million; (ii) maintain a risk-to-capital ratio of no greater than 18 to 1; and (iv) refrain from paying dividends to affiliates for three years commencing February 2014.
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
Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2014 and 2013, such amounts approximated $5.52 billion and $5.30 billion, respectively.
Our non-U.S. operations account for a significant percentage of our net premiums written. In general, the business written by our non-U.S. operations, which is heavily weighted towards reinsurance business, has been more profitable than the business written in our U.S. operations, which is weighted more towards insurance business. In general, our reinsurance segment has operated at a higher margin than our insurance segment, largely due to the mix and type of business written. A significant component of our pre-tax income is generated through our investment performance. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2014 calendar year, the U.S. groups ceded business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 53% (compared to 55% for 2013). All of the above factors have resulted in the non-U.S. group providing a higher contribution to our overall pre-tax income in the current period than the percentage of net premiums written would indicate.
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
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Year Ended
	December 31,
	2014	2013	2012
Total cash provided by (used for):
Operating activities	$1,037,130	$850,868	$921,603
Investing activities	(1,505,421)	(1,307,513)	(395,968)
Financing activities	539,943	524,018	(513,035)
Effects of exchange rate changes on foreign currency cash	(20,007)	(4,357)	6,742
Increase (decrease) in cash	$51,645	$63,016	$19,342

•
Cash provided by operating activities for 2014 was higher than in 2013, primarily due to a higher level of premiums collected in our underwriting operations, partially offset by a higher level of operating expenses reflecting the addition of Arch MI U.S. in 2014.

•
Cash used for investing activities for 2014 was higher than in 2013. Investing activities in 2014 reflected increases in both purchases and sales of fixed maturity investments compared to 2013 and continued funding of other investments (both existing and new investments).

•
Cash provided by financing activities for 2014 was higher than in 2013, primarily due to Watford Re capital activity of $1.01 billion, partially offset by increased share repurchases under our share repurchase program compared to 2013. The 2013 amount reflects our issuance of $500 million of senior notes.

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
At December 31, 2014, total investable assets of $15.77 billion included $14.61 billion managed by Arch and $1.16 billion included in the ‘other’ segment (i.e., attributable to Watford Re), compared to $14.05 billion managed by Arch at December 31, 2013. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $968.9 million at December 31, 2014.
Changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of December 31, 2014 included $387.7 million of securities issued and/or guaranteed by Eurozone governments at fair value, $1.45 billion of obligations of the U.S. government and government agencies at fair value and $1.49 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.
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
New financial requirements for private mortgage insurers were released for public comment by the Federal Housing Finance Agency (“FHFA”) in July 2014, and Arch MI U.S. will be subject to these requirements once enacted. The draft Private Mortgage Insurer Eligibility Requirements (“PMIERs”) establish new standards that mortgage insurers must meet in order to insure loans sold to or guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage

Corporation (the GSEs). The PMIERs were subject to a sixty-day public comment period which ended on September 8, 2014. The PMIERs’ financial requirements are based in part on a risk-based, required assets model and employ a grid approach based upon a number of factors, including vintage (origination year), original loan-to-value and original credit score of performing loans and the delinquency status of non-performing loans. The draft PMIERs propose up to a two year phase-in, beginning after publication of final PMIERs, for approved mortgage insurers to fully comply with the PMIER financial requirements. The available assets required to satisfy such final requirements at any point in time will be affected by many factors, including the content and timing of any final PMIERs, macro-economic conditions, and the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable point in time. Based upon its mortgage insurance portfolio as of December 31, 2014 (including credit for reinsurance ceded to affiliates), we believe that Arch MI U.S. currently satisfies the proposed financial requirements, although no assurance can be given as to what changes, if any, will be made to the final PMIERs.
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
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009, a $1.0 billion authorization in February 2011 and a $629.2 million authorization in November 2014. Since the inception of the share repurchase program through December 31, 2014, ACGL has repurchased approximately 118.1 million common shares for an aggregate purchase price of $3.24 billion. At December 31, 2014, approximately $887.1 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2016. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
In June 2014, we entered into a five-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility. Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to letter of credit facilities for up to a total of $190.9 million, which are available on a limited basis and for limited purposes. Refer to note 16, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.
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
At December 31, 2014, ACGL’s capital of $7.03 billion consisted of $800.0 million of senior notes, representing 11.4% of the total, $100.0 million of revolving credit agreement borrowings due in June 2019, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.81 billion, representing 82.6% of the total. At December 31, 2013, ACGL’s capital of $6.55 billion consisted of $800.0 million of senior notes, representing 12.2% of the total, $100.0 million of revolving credit agreement borrowings, representing 1.5% of the total, $325.0 million of preferred shares, representing 5.0% of the total, and common shareholders’ equity of $5.32 billion, representing 81.3% of the total. The increase in 2014 was primarily attributable to underwriting and investing returns, partially offset by share repurchases during the period.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Letter of Credit and Revolving Credit Facilities

As of December 31, 2014, we had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the “Credit Agreement”). Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after March 31, 2014 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2014. The Credit Agreement expires on June 30, 2019.

We have access to other letter of credit facilities for up to a total of $190.9 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2014. At such date, we had approximately $423.2 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $483.5 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.

As of December 31, 2014, Watford Re had a $200 million line of credit facility that expires on May 19, 2015. At December 31, 2014, Watford Re had $26.0 million in outstanding letters of credit under that credit facility. Watford Re was in compliance with all covenants contained in its credit facility at December 31, 2014.
Senior Notes

On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes due May 1, 2034 (“ACGL Senior Notes”). The ACGL Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the ACGL Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the ACGL Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the ACGL Senior Notes at December 31, 2014 and 2013 was $462.4 million and $381.0 million, respectively.
On December 13, 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500.0 million principal amount of 5.144% senior notes due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and ACGL, respectively. Interest payments on the Arch-U.S. Senior Notes are due on May 1st and November 1st of each year. Arch-U.S. may redeem the Arch-U.S. Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the Arch-U.S. Senior Notes at December 31, 2014 and 2013 was $609.9 million and $514.1 million, respectively.

ACGL and Arch-U.S. are each holding companies and, accordingly, they conduct substantially all of their operations through their operating subsidiaries. As a result, ACGL and Arch-U.S.'s cash flows and their ability to service their debt depends upon the earnings of their operating subsidiaries and on their ability to distribute the earnings, loans or other payments from such subsidiaries to ACGL and Arch-U.S., respectively.
During 2014, 2013 and 2012, we made interest payments of $46.4 million, $23.7 million and $29.1 million, respectively, related to its senior notes and other financing arrangements.
Investment in Joint Venture

In 2008, we provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a specialty reinsurer based in the Dubai International Financial Centre which was founded jointly by Arch and Gulf Investment Corporation (“GIC”). Gulf Re targets the six member states of the Gulf Cooperation Council (“GCC”), which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. Gulf Re provides property and casualty reinsurance primarily in the member states of the GCC. We account for our investment in Gulf Re, shown as ‘investment in joint venture,’ using the equity method and record our equity in the operating results of Gulf Re in ‘other income (loss).’ We entered into a number of strategic initiatives in the 2014 fourth quarter, including an agreement to acquire complete ownership of Gulf Re, which is currently pending approval by the Dubai Financial Services Authority. To further support Gulf Re’s business in advance of the January 1 renewal season, we entered into a 90% whole account quota share retrocession arrangement of Gulf Re’s net liabilities and a portfolio transfer of all of Gulf Re’s existing business (both unearned premium and loss reserves), effective as of October 1, 2014.

Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2014:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt obligations	$900,000	$100,000	$—	$—	$800,000
Interest expense on long-term debt obligations	1,175,855	47,770	95,540	95,540	937,005
Operating lease obligations	154,732	23,343	46,209	38,508	46,672
Purchase obligations	23,464	11,721	11,105	638	—
Reserve for losses and loss adjustment expenses, gross (1)	9,036,448	2,402,591	2,717,538	1,409,451	2,506,868
Deposit accounting liabilities (2)	327,384	52,878	73,554	47,465	153,487
Contractholder payables (3)	1,309,192	463,090	453,620	169,885	222,597
Securities lending collateral (4)	50,529	50,529	—	—	—
Unfunded investment commitments (5)	968,923	968,923	—	—	—
Total	$13,946,527	$4,120,845	$3,397,566	$1,761,487	$4,666,629

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis. It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 66% of our reserves for losses and loss adjustment expenses were incurred but not reported at December 31, 2014.

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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2014. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2014 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2014 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on the portfolio at December 31, 2014 and 2013:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	+50	+100
December 31, 2014
Total fair value	$14,753.8	$14,523.4	$14,292.1	$14,067.5	$13,850.4
Change from base	3.23%	1.62%		(1.57)%	(3.09)%
Change in unrealized value	$461.7	$231.3		$(224.6)	$(441.7)
December 31, 2013
Total fair value	$13,338.9	$13,178.2	$13,009.5	$12,839.6	$12,671.3
Change from base	2.53%	1.30%		(1.31)%	(2.60)%
Change in unrealized value	$329.4	$168.7		$(169.9)	$(338.2)

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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2014 and 2013:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	+50	+100
December 31, 2014
Total fair value	$14,572.5	$14,446.9	$14,292.1	$14,151.2	$14,012.8
Change from base	1.96%	1.08%		(0.99)%	(1.95)%
Change in unrealized value	$280.4	$154.8		$(140.9)	$(279.3)
December 31, 2013
Total fair value	$13,228.3	$13,137.9	$13,009.5	$12,896.3	$12,783.0
Change from base	1.68%	0.99%		(0.87)%	(1.74)%
Change in unrealized value	$218.8	$128.4		$(113.2)	$(226.5)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2014, our portfolio’s VaR was estimated to be 2.86%, compared to an estimated 3.43% at December 31, 2013.
Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2014 and 2013, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $658.2 million and $606.4 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $65.8 million and $60.6 million at December 31, 2014 and 2013, respectively, and would have decreased book value per common share by approximately $0.52 and $0.45, respectively.
Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 11, “Derivative Instruments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At December 31, 2014, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.28 billion, compared to $812.1 million at December 31, 2013. A 100 basis point depreciation of the underlying exposure to these derivative instruments at December 31, 2014 and 2013 would have resulted in a reduction in net income of approximately $32.8 million and $8.1 million, respectively, and would have decreased book value per common share by $0.26 and $0.06, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at December 31, 2014 and 2013 would have resulted in an increase in net income of approximately $32.8 million and $8.1 million, respectively, and would have increased book value per common share by $0.26 and $0.06, respectively.
For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”

Foreign Currency Exchange Risk
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See Note 11, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional information.
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at December 31, 2014 and 2013:

(U.S. dollars in thousands, except per share data)	December 31,
	2014	2013
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$35,372	$168,352
Shareholders’ equity denominated in foreign currencies (1)	336,565	396,106
Net foreign currency forward contracts outstanding (2)	(308,149)	(87,399)
Net assets denominated in foreign currencies	$63,788	$477,059
Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(6,379)	$(47,706)
Book value per common share	$(0.05)	$(0.36)
Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$6,379	$47,706
Book value per common share	$0.05	$0.36
(1)     Represents net assets held in the foreign currencies of our operating units.
(2)     Represents the notional value of outstanding foreign currency forward contracts in U.S. Dollars.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page No.

Report of Independent Registered Public Accounting Firm	144

Consolidated Balance Sheets
At December 31, 2014 and December 31, 2013	145

Consolidated Statements of Income
For the years ended December 31, 2014, 2013 and 2012	146

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012	147

Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2014, 2013 and 2012	148

Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012	148

Notes to Consolidated Financial Statements	150

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2015

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2014	2013
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $10,701,557 and $9,564,634)	$10,750,770	$9,571,776
Short-term investments available for sale, at fair value (amortized cost: $801,758 and $1,477,584)	797,226	1,478,367
Investment of funds received under securities lending, at fair value (amortized cost: $40,473 and $97,943)	44,301	100,584
Equity securities available for sale, at fair value (cost: $562,534 and $433,275)	658,182	496,824
Other investments available for sale, at fair value (cost: $264,747 and $488,687)	296,224	498,310
Investments accounted for using the fair value option	2,435,532	1,221,534
Investments accounted for using the equity method	349,014	244,339
Total investments	15,331,249	13,611,734

Cash	485,702	434,057
Accrued investment income	74,316	66,848
Investment in joint venture (cost: $100,000)	90,426	104,856
Fixed maturities and short-term investments pledged under securities lending, at fair value	50,802	105,081
Premiums receivable	948,695	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,812,845	1,804,330
Contractholder receivables	1,309,192	1,064,246
Prepaid reinsurance premiums	377,078	328,343
Deferred acquisition costs, net	414,525	342,314
Receivable for securities sold	78,170	50,555
Goodwill and intangible assets	109,539	27,319
Other assets	927,004	872,487
Total assets	$22,009,543	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$9,036,448	$8,824,696
Unearned premiums	2,231,578	1,896,365
Reinsurance balances payable	219,312	196,167
Contractholder payables	1,309,192	1,064,246
Deposit accounting liabilities	327,384	421,297
Senior notes	800,000	800,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	50,529	107,999
Payable for securities purchased	128,413	51,318
Other liabilities	688,041	456,510
Total liabilities	14,890,897	13,918,598

Commitments and Contingencies
Redeemable noncontrolling interests (1)	219,512	—

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 171,672,408 and 169,560,591)	572	565
Additional paid-in capital	383,073	299,517
Retained earnings	6,854,571	6,042,154
Accumulated other comprehensive income, net of deferred income tax	128,856	74,964
Common shares held in treasury, at cost (shares: 44,304,474 and 35,885,707)	(1,562,019)	(1,094,704)
Total shareholders' equity available to Arch	6,130,053	5,647,496
Non-redeemable noncontrolling interests (1)	769,081	—
Total shareholders' equity	6,899,134	5,647,496
Total liabilities, noncontrolling interests and shareholders' equity	$22,009,543	$19,566,094

(1) See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2014	2013	2012
Revenues
Net premiums written	$3,891,938	$3,351,367	$3,052,235
Change in unearned premiums	(298,190)	(205,415)	(117,095)
Net premiums earned	3,593,748	3,145,952	2,935,140
Net investment income	302,585	267,219	294,895
Net realized gains	102,917	74,018	194,228
Other-than-temporary impairment losses	(30,470)	(3,961)	(12,175)
Less investment impairments recognized in other comprehensive income, before taxes	320	175	787
Net impairment losses recognized in earnings	(30,150)	(3,786)	(11,388)

Other underwriting income	10,142	7,639	8,090
Equity in net income of investment funds accounted for using the equity method	19,883	35,701	73,510
Other income (loss)	(10,252)	(586)	(12,094)
Total revenues	3,988,873	3,526,157	3,482,381

Expenses
Losses and loss adjustment expenses	1,919,250	1,679,424	1,861,277
Acquisition expenses	657,262	564,103	508,884
Other operating expenses	606,224	500,730	465,353
Interest expense	45,634	27,060	28,525
Net foreign exchange (gains) losses	(83,744)	12,335	28,955
Total expenses	3,144,626	2,783,652	2,892,994

Income before income taxes	844,247	742,505	589,387

Income taxes:
Current tax expense	30,550	32,696	9,004
Deferred tax (benefit) expense	(7,563)	78	(13,014)
Income tax expense (benefit)	22,987	32,774	(4,010)

Net income	$821,260	$709,731	$593,397
Amounts attributable to noncontrolling interests (1)	13,095	—	—
Net income available to Arch	834,355	709,731	593,397
Preferred dividends	(21,938)	(21,938)	(25,079)
Loss on repurchase of preferred shares	—	—	(10,612)
Net income available to Arch common shareholders	$812,417	$687,793	$557,706

Net income per common share
Basic	$6.21	$5.24	$4.15
Diluted	$6.02	$5.07	$4.03

Weighted average common shares and common share equivalents outstanding
Basic	130,817,610	131,355,392	134,446,158
Diluted	134,922,322	135,777,183	138,258,847

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Comprehensive Income
Net income	$821,260	$709,731	$593,397
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	146,330	(176,403)	273,931
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(320)	(175)	(787)
Reclassification of net realized gains, net of income taxes, included in net income	(65,104)	(32,686)	(157,824)
Foreign currency translation adjustments	(27,014)	(2,789)	17,774
Comprehensive income	875,152	497,678	726,491
Amounts attributable to noncontrolling interests (1)	13,095	—	—
Comprehensive income available to Arch	$888,247	$497,678	$726,491

(1)     See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Non-cumulative preferred shares
Balance at beginning of year	$325,000	$325,000	$325,000
Shares issued - Series C	—	—	325,000
Shares repurchased - Series A and B	—	—	(325,000)
Balance at end of year	325,000	325,000	325,000

Common shares
Balance at beginning of year	565	561	549
Common shares issued, net	7	4	12
Balance at end of year	572	565	561

Additional paid-in capital
Balance at beginning of year	299,517	227,778	161,419
Common shares issued, net	9,590	8,237	6,823
Issue costs on Series C preferred shares	—	—	(9,398)
Reversal of issue costs on repurchase of preferred shares	—	—	10,612
Exercise of stock options	18,662	10,561	14,218
Amortization of share-based compensation	54,789	49,237	42,303
Other	515	3,704	1,801
Balance at end of year	383,073	299,517	227,778

Retained earnings
Balance at beginning of year	6,042,154	5,354,361	4,796,655
Net income	821,260	709,731	593,397
Amounts attributable to noncontrolling interests (1)	13,095	—	—
Preferred share dividends	(21,938)	(21,938)	(25,079)
Loss on repurchase of preferred shares	—	—	(10,612)
Balance at end of year	6,854,571	6,042,154	5,354,361

Accumulated other comprehensive income
Balance at beginning of year	74,964	287,017	153,923
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	80,692	289,956	174,636
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	81,226	(209,089)	116,107
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(320)	(175)	(787)
Balance at end of year	161,598	80,692	289,956
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(5,728)	(2,939)	(20,713)
Foreign currency translation adjustments	(27,014)	(2,789)	17,774
Balance at end of year	(32,742)	(5,728)	(2,939)
Balance at end of year	128,856	74,964	287,017

Common shares held in treasury, at cost
Balance at beginning of year	(1,094,704)	(1,025,839)	(845,472)
Shares repurchased for treasury	(467,315)	(68,865)	(180,367)
Balance at end of year	(1,562,019)	(1,094,704)	(1,025,839)

Total shareholders’ equity available to Arch	6,130,053	5,647,496	5,168,878
Non-redeemable noncontrolling interests (1)	769,081	—	—
Total shareholders’ equity	$6,899,134	$5,647,496	$5,168,878

(1) See Note 4.

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$821,260	$709,731	$593,397
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(127,511)	(78,084)	(199,547)
Net impairment losses recognized in earnings	30,150	3,786	11,388
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	13,340	52,824	(43,633)
Share-based compensation	54,789	49,237	42,303
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	156,211	(29,393)	395,901
Unearned premiums, net of prepaid reinsurance premiums	298,190	205,415	117,095
Premiums receivable	(217,035)	(60,224)	(120,380)
Deferred acquisition costs, net	(81,584)	(75,948)	(34,371)
Reinsurance balances payable	26,699	6,830	42,740
Other liabilities	101,757	(29,989)	41,049
Other items	(39,136)	96,683	75,661
Net Cash Provided By Operating Activities	1,037,130	850,868	921,603

Investing Activities
Purchases of fixed maturity investments	(28,745,279)	(18,174,988)	(17,568,592)
Purchases of equity securities	(520,817)	(535,857)	(268,999)
Purchases of other investments	(2,257,481)	(1,326,729)	(1,000,049)
Proceeds from sales of fixed maturity investments	26,823,192	17,196,614	16,366,306
Proceeds from sales of equity securities	411,362	462,787	313,617
Proceeds from sales, redemptions and maturities of other investments	1,643,000	1,162,707	443,630
Proceeds from redemptions and maturities of fixed maturity investments	762,995	731,708	1,115,594
Net sales (purchases) of short-term investments	577,126	(750,613)	185,919
Change in investment of securities lending collateral	57,470	(55,643)	6,190
Purchase of business, net of cash acquired	(237,106)	—	28,948
Purchases of furniture, equipment and other assets	(19,883)	(17,499)	(18,532)
Net Cash Used For Investing Activities	(1,505,421)	(1,307,513)	(395,968)

Financing Activities
Proceeds from issuance of Series C preferred shares, net	—	—	315,763
Repurchase of Series A and B preferred shares	—	—	(325,000)
Purchases of common shares under share repurchase program	(454,137)	(57,796)	(172,056)
Proceeds from common shares issued, net	6,827	3,051	7,033
Proceeds from borrowings	—	494,228	—
Repayments of borrowings	—	—	(310,868)
Change in securities lending collateral	(57,470)	55,643	(6,190)
Third party investment in non-redeemable noncontrolling interests	796,903	—	—
Third party investment in redeemable noncontrolling interests	219,233	—	—
Dividends paid to redeemable noncontrolling interests	(14,448)	—	—
Other	64,973	50,830	6,664
Preferred dividends paid	(21,938)	(21,938)	(28,381)
Net Cash Provided By (Used For) Financing Activities	539,943	524,018	(513,035)

Effects of exchange rate changes on foreign currency cash	(20,007)	(4,357)	6,742

Increase in cash	51,645	63,016	19,342
Cash beginning of year	434,057	371,041	351,699
Cash end of year	$485,702	$434,057	$371,041

Income taxes paid (recovered)	$20,923	$15,288	$(1,801)
Interest paid	$46,429	$23,733	$29,133

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
On January 30, 2014, the Company acquired CMG Mortgage Insurance Company and its affiliated mortgage insurance companies (together, “CMG Entities”) and the mortgage insurance platform and related assets from PMI Mortgage Insurance Co., in Rehabilitation (“PMI”) (see Note 2).
On March 20, 2014, the Company acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity for $100 million. Watford Holdings Ltd. is the parent of Watford Re Ltd., a newly-formed multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford Re”). Watford Re is considered a variable interest entity (“VIE”) and the Company concluded that it is the primary beneficiary of Watford Re. As such, the results of Watford Re are included in the Company’s consolidated financial statements (see Note 4).
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

In addition, through an asset purchase agreement (“APA”) with PMI, the Company acquired the mortgage insurance operating platform of PMI, 100% of the capital stock of PMI Mortgage Assurance Co., a mortgage insurance company licensed in all 50 states (renamed Arch Mortgage Guaranty Company), and entered into a quota share reinsurance agreement pursuant to which Arch Reinsurance Ltd. (“Arch Re Bermuda”) agreed to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that were not in default as of an agreed upon effective date. Other than this quota share, no PMI legacy exposures were assumed in the transaction. As part of the transaction, the Company entered into a services agreement with PMI to provide certain necessary operational services to administer the run-off of PMI’s legacy business at the direction of PMI. Arch MI U.S. also entered into a quota share reinsurance agreement whereby it will cede to PMI 20% of all new primary flow mortgage insurance business post-closing (both credit union and non-credit union business) on the first $25 billion in original loan amounts, on a funds-withheld basis.

The completion of the SPA and APA transactions enabled the Company to enter the U.S. mortgage insurance marketplace and serve all lenders nationwide. The arrangements with CUNA Mutual also provided a seamless transition and enabled the Company to provide uninterrupted access and services to the credit union marketplace.

At closing, the Company paid aggregate consideration of $160.6 million (80% of the actual closing date book value of the CMG Entities) under the SPA and $84.6 million under the APA. Additionally, the SPA contains provisions for contingent consideration payments, subject to an overall maximum payment of 150% of closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million. To the extent that the adjusted book value of the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CMG Entities drops below the cumulative amount paid by the Company, no additional payments would be due. To determine the fair value of the contingent consideration liability, the Company estimated future payments using a weighted average cost of capital approach at a rate of return of 15% which reflects the industry-weighted average rate of return on debt and equity as required by market participants. The fair value of the contingent consideration liability was $41.8 million at closing. The contingent consideration liability, which is included in ‘other liabilities’ in the consolidated balance sheets, is remeasured at fair value at each balance sheet date ($61.8 million at December 31, 2014) until the contingency is resolved with changes in fair value recognized in ‘net realized gains (losses).’

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

From the acquisition date to December 31, 2014, the Company recorded amortization expense of $20.1 million related to net intangible assets acquired. The Company recognized goodwill of $13.9 million that is primarily attributed to PMI’s assembled workforce, access to the mortgage insurance market and additional synergies to be realized in the future. Under U.S. tax principles, which differentiate between taxable and non-taxable business combinations, the Company estimates that $48.0 million of goodwill is expected to be deductible for tax purposes.

The Company includes the operations of Arch MI U.S. in its mortgage segment (see Note 5).

3.    Significant Accounting Policies
(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL and its subsidiaries, including Arch Re Bermuda, Arch Reinsurance Company (“Arch Re U.S.”), Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Arch Risk Transfer Services Ltd., Arch Reinsurance Europe Underwriting Limited (“Arch Re Europe”), Arch MI U.S., Arch Mortgage Guaranty Company, Arch Mortgage Insurance Limited (“Arch MI Europe”), Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”), Lloyd’s of London syndicate 2012 and related companies (“Arch Syndicate 2012”) and Watford Re. All significant intercompany transactions and balances have been

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation, or the value of the property has increased sufficiently in accordance with the terms of the contract. Premium refunds reduce premiums earned in the consolidated statements of income. Generally, only unearned premiums are refundable. However, when the Company pays a claim on a delinquent loan, all servicer paid premiums received on the delinquent loan covering any period after the default date will be refunded, in accordance with the terms of the contract.

Acquisition Costs. Acquisition expenses and other expenses related to the Company’s underwriting operations that vary with, and are directly related to, the successful acquisition or renewal of business are deferred and amortized based on the type of contract. For property and casualty insurance and reinsurance contracts, deferred acquisition costs are amortized over the period in which the related premiums are earned. Consistent with mortgage insurance industry accounting practice, amortization of acquisition costs related to the mortgage insurance contracts for each underwriting year’s book of business is recorded in proportion to estimated gross profits. Estimated gross profits are comprised of earned premiums and losses and loss adjustment expenses. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development.

Acquisition expenses, net of ceding commissions received from reinsurers, consist principally of commissions and premium taxes paid to obtain the Company’s business. Other operating expenses also include expenses that vary with, and are directly related to, the successful acquisition of business. Deferred acquisition costs are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income.
A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed unearned premiums (including expected future premiums) and anticipated investment income. A premium deficiency reserve (“PDR”) is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.
To assess the need for a PDR on mortgage exposures, the Company develops loss projections based on modeled loan defaults related to its current policies in force. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim, as well as recent trends in the rate at which loans are prepaid. Evaluating the expected profitability of the Company’s existing mortgage insurance business and the need for a PDR for its mortgage

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues.
No premium deficiency charges were recorded by the Company during 2014, 2013 or 2012.
(c) Deposit Accounting
Certain assumed reinsurance contracts, which pursuant to Financial Accounting Standards Board (“FASB”) guidance regarding the accounting and reporting for reinsurance and short-duration and long-duration contracts, that are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting as prescribed in the FASB guidance. However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts or deposit contracts. Under the FASB guidance, for those contracts that contain only significant underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as other underwriting income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. Additional judgments are required when applying the accounting guidance with respect to the revenue recognition criteria for contracts deemed to transfer only significant underwriting risk. For those contracts that contain only significant timing risk, an accretion rate is established at inception of the contract based on actuarial estimates whereby the deposit accounting liability is increased to the estimated amount payable over the contract term. The accretion on the deposit is based on the expected rate of return required to fund the expected future payment obligations. Periodically the Company reassesses the estimated ultimate liability and the related expected rate of return. The accretion of the deposit accounting liability as well as changes to the estimated ultimate liability and the accretion rate are reflected as part of interest expense in the Company’s results of operations.

Deposit accounting liabilities totaled $327.4 million and $421.3 million, respectively, at December 31, 2014 and 2013. Under some of these contracts, the ceding company retains the related assets on a funds-held basis. In those instances, the Company records the asset as a deposit accounting asset. Deposit accounting assets of $284.4 million and $370.5 million, respectively, at December 31, 2014 and 2013 are included in “Other assets” on the Company’s balance sheet. Interest income produced by those assets are recorded as part of net investment income in the Company's results of operations.

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
(e) Reinsurance Ceded
In the normal course of business, the Company purchases reinsurance to increase capacity and to limit the impact of individual losses and events on its underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses pro rata, excess of loss and facultative reinsurance contracts. Reinsurance ceding commissions are recognized as a reduction to acquisition costs on a pro rata basis over the period of risk while the portion of such commissions that will be earned in the future is deferred. The accompanying consolidated statement of income reflects premiums and losses and loss adjustment expenses and acquisition costs, net of reinsurance ceded. See Note 7 for information on the Company's reinsurance usage. Ceded unearned premiums are reported as prepaid reinsurance premiums and estimated amounts of reinsurance recoverable on unpaid losses are reported as unpaid losses and loss adjustment expenses recoverable. Reinsurance premiums ceded and unpaid losses and loss adjustment expenses recoverable are estimated in a manner consistent with that of the original policies issued and the terms of the reinsurance contracts. If the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
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
The Company’s investment portfolio includes certain funds that, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method.” As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations.
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
The Company elected to carry certain fixed maturity securities, equity securities and other investments at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in “Net realized gains (losses).” The primary reasons for electing the fair value option were to address simplification and cost-benefit considerations.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
When there are credit-related losses associated with debt securities for which the Company does not have an intent to sell and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, the amount of the OTTI related to a credit loss is recognized in earnings and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. See Note 8, “Investment Information—Other-Than-Temporary Impairments” for additional information.
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
(h) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in the Consolidated Balance Sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2014, 2013, and 2012,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See Note 11 for information on the Company’s derivative instruments.
(i) Reserves for Losses and Loss Adjustment Expenses
Insurance and Reinsurance. The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, excludes estimates of amounts related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management’s estimates of reserves for losses incurred for which reports or claims have not been received. The Company’s reserves are based on a combination of reserving methods, incorporating both Company and industry loss development patterns. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques have been given further weight in its reserving process based on the continuing maturation of the Company’s reserves. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis, except for excess workers’ compensation and employers’ liability business written by the Company’s insurance operations.

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

The establishment of reserves across the Company’s segments is an inherently uncertain process, are necessarily based on estimates, and the ultimate net cost may vary from such estimates. The methods for making such estimates and for establishing the resulting liability are reviewed and updated using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(l) Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See Note 14 for more information.
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
(m) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. The Company’s share-based payment arrangements generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The share-based compensation expense associated with such awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. In November 2012, the Company issued off-cycle share-based awards, which will cliff vest on the fifth anniversary of the grant date. The expense for such grant is being amortized on a straight-line basis over the five-year requisite service period. The off-cycle awards have similar terms as the annual award agreements, however with respect to retirement eligible employees service is required for the employee to retain the award. Retirement-eligible employees retiring prior to the fifth anniversary of the grant date will vest in a pro-rated portion of the award commensurate with the service performed. Such employees will receive the vested portion at the end of the five-year cliff period. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See Note 20 for information relating to the Company’s share-based payment awards.
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
(p) Goodwill and Intangible Assets

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
Indefinite-lived intangible assets, such as insurance licenses, are not amortized and are evaluated for impairment similar to goodwill. Finite-lived intangible assets and liabilities include the value of acquired insurance and reinsurance contracts, which are estimated based on the present value of future expected cash flows and amortized in ‘acquisition expenses’ in proportion to the estimated profits expected to be realized. Other finite-lived intangible assets or liabilities, including favorable or unfavorable contracts, are amortized in ‘other operating expenses’ over their useful lives. Finite-lived intangible assets and liabilities are periodically reviewed for indicators of impairment. An impairment is recognized when the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.
If goodwill or intangible assets are impaired, such assets are written down to their fair values with the related expense recorded in the Company’s results of operations. See Note 18 for information relating to the Company’s goodwill and intangible assets.
(q) Recent Accounting Pronouncements
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
A new accounting standard was issued in the 2015 first quarter providing targeted improvements to consolidation guidance for limited partnerships and other similarly structured entities. The new standard addresses instances where a reporting entity consolidates another entity when the reporting entity is simply acting on the behalf of others, amongst other related issues. While the standard is targeted, the application is relevant for all companies that are required to assess whether or not to consolidate certain entities. The standard is effective in the 2016 first quarter and early adoption is permitted. The Company is currently assessing the impact the implementation of this standard will have on its consolidated financial statements.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2014, Watford Re raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Arch Underwriters Ltd. (“AUL”), a subsidiary of the Company, acts as Watford Re’s reinsurance underwriting manager, and Highbridge Principal Strategies, LLC (“Highbridge”), a subsidiary of JPMorgan Chase & Co., manages Watford Re’s investment assets, each under separate long term services agreements. In connection with the capital raise at Watford Re, warrants to purchase a total of 1.7 million common shares were issued to the Company and Highbridge. The warrants are only exercisable if Watford Re has consummated an initial public offering of its common shares or otherwise effected a listing of its common shares on a U.S. national securities exchange and certain targeted returns are achieved for existing common shareholders. The warrants expire on March 25, 2020. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford Re. In addition, Marc Grandisson, Chairman and CEO of Arch Worldwide Reinsurance and Mortgage Groups, and Nicolas Papadopoulo, CEO Reinsurance Group, were appointed to the board of directors of Watford Re.

The Company concluded that Watford Re is a VIE due to both the reinsurance management services agreement with AUL and the investment management agreement with Highbridge. Both of these agreements provide for services for an extended period of time with limited termination rights by Watford Re. In addition, these agreements allow for both AUL and Highbridge to participate in the favorable results of Watford Re in the form of performance fees. To determine if the Company is the primary beneficiary of Watford Re, the Company concluded that the most significant activity of Watford Re pertains to the insurance activities arising from the reinsurance management services agreement, as these activities will ultimately generate the investable assets required by Highbridge to execute the investment strategy. In addition, the Company factored into its analysis qualitative aspects of its relationship with Watford Re that are indicative of power to direct the insurance activities. These aspects coupled with the Company’s board seats and a former executive of the Company serving as Watford Re’s CEO resulted in the Company concluding that it is the primary beneficiary of Watford Re. As such, the results of Watford Re are included in the Company’s consolidated financial statements.

The Company concluded that Watford Re represents a separate operating segment and provides the income statement and total investable assets, total assets and total liabilities of Watford Re within Note 5. At December 31, 2014, Watford Re’s liabilities included unearned premiums of $180.0 million and reserves for losses and loss adjustment expenses of $66.3 million, some of which is related to transactions with the Company. During 2014, Watford Re generated $39.3 million of cash provided by operating activities and $1.16 billion of cash provided by financing activities, partially offset by $1.18 billion of cash used for investing activities.

Because Watford Re is an independent company, the assets of Watford Re can be used only to settle obligations of Watford Re and Watford Re is solely responsible for its own liabilities and commitments. The Company’s financial exposure to Watford Re is limited to its investment in Watford Re’s common shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.

Non-redeemable noncontrolling interests

The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at December 31, 2014. The following table sets forth activity in the non-redeemable noncontrolling interests:

Year Ended December 31, 2014
Balance, beginning of year	$—
Sale of shares to noncontrolling interests	796,904
Amounts attributable to noncontrolling interests	(27,823)
Balance, end of year	$769,081

Redeemable noncontrolling interests

The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests represent the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford Re’s board, quarterly cash dividends on the last day of March, June, September, and December. Dividends will accrue from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate as set out on the Bloomberg Screen IRSB 18. The Watford Preference Shares may be redeemed by Watford Re on or after June 30, 2019 or at the option of the preferred shareholders at any time on or after June 30, 2034. Because the redemption features are not solely within the control of Watford Re, the Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets. Third party investors own 100% of the Watford Preference Shares at December 31, 2014. Preferred dividends on the Watford Preference Shares, including the accretion of the discount and issuance costs, totaled $14.7 million for 2014.

The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘amounts attributable to noncontrolling interests.’ For 2014, amounts attributable to noncontrolling interests of $13.1 million reflected the net impact of amounts attributable to non-redeemable noncontrolling interests of $27.8 million and amounts attributable to redeemable noncontrolling interests of $14.7 million, as described above.

5.    Segment Information
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
The insurance segment consists of the Company’s insurance underwriting units which offer specialty product lines on a worldwide basis. Product lines include: construction and national accounts; excess and surplus casualty; lenders products; professional lines; programs; property, energy, marine and aviation; travel, accident and health; and other (consisting of alternative markets, excess workers' compensation and surety business).
The reinsurance segment consists of the Company’s reinsurance underwriting units which offer specialty product lines on a worldwide basis. Product lines include: casualty; marine and aviation; other specialty; property catastrophe; property excluding property catastrophe (losses on a single risk, both excess of loss and pro rata); and other (consisting of life reinsurance, casualty clash and other).
The mortgage segment consists of the Company’s mortgage insurance and reinsurance business and includes the results of Arch MI U.S. Arch MI U.S. was approved as an eligible mortgage insurer by the GSEs (see Note 2) and provides mortgage insurance to banks and other lenders nationwide, including existing credit union customers. The mortgage segment also provides reinsurance on a global basis, direct mortgage insurance in Europe and various risk-sharing products to government agencies and mortgage lenders.
The ‘other’ segment includes the results of Watford Re (see Note 4). Watford Re has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

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
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,008,669	$1,527,245	$227,356	$4,760,394	$288,627	$4,840,616
Premiums ceded	(862,015)	(261,254)	(22,519)	(1,142,912)	(14,171)	(948,678)
Net premiums written	2,146,654	1,265,991	204,837	3,617,482	274,456	3,891,938
Change in unearned premiums	(129,284)	13,337	(11,264)	(127,211)	(170,979)	(298,190)
Net premiums earned	2,017,370	1,279,328	193,573	3,490,271	103,477	3,593,748
Other underwriting income	2,135	3,167	4,840	10,142	—	10,142
Losses and loss adjustment expenses	(1,260,953)	(532,450)	(55,674)	(1,849,077)	(70,173)	(1,919,250)
Acquisition expenses, net	(316,308)	(261,438)	(49,400)	(627,146)	(30,116)	(657,262)
Other operating expenses	(335,157)	(147,964)	(66,891)	(550,012)	(6,268)	(556,280)
Underwriting income (loss)	$107,087	$340,643	$26,448	474,178	(3,080)	471,098

Net investment income				284,336	18,249	302,585
Net realized gains (losses)				133,384	(30,467)	102,917
Net impairment losses recognized in earnings				(30,150)	—	(30,150)
Equity in net income of investment funds accounted for using the equity method				19,883	—	19,883
Other income (loss)				(10,252)	—	(10,252)
Other expenses				(47,615)	(2,329)	(49,944)
Interest expense				(45,634)	—	(45,634)
Net foreign exchange gains (losses)				82,658	1,086	83,744
Income before income taxes				860,788	(16,541)	844,247
Income tax expense				(22,987)	—	(22,987)
Net income				837,801	(16,541)	821,260
Dividends attributable to redeemable noncontrolling interests				—	(14,728)	(14,728)
Amounts attributable to noncontrolling interests				—	27,823	27,823
Net income available to Arch				837,801	(3,446)	834,355
Preferred dividends				(21,938)	—	(21,938)
Net income available to Arch common shareholders				$815,863	$(3,446)	$812,417

Underwriting Ratios
Loss ratio	62.5%	41.6%	28.8%	53.0%	67.8%	53.4%
Acquisition expense ratio	15.7%	20.4%	25.5%	18.0%	29.1%	18.3%
Other operating expense ratio	16.6%	11.6%	34.6%	15.8%	6.1%	15.5%
Combined ratio	94.8%	73.6%	88.9%	86.8%	103.0%	87.2%

Goodwill and intangible assets	$28,331	$3,333	$77,875	$109,539	$—	$109,539

Total investable assets				$14,609,969	$1,163,240	$15,773,209
Total assets				20,527,027	1,482,516	22,009,543
Total liabilities				14,492,237	398,660	14,890,897

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$2,712,509	$1,399,621	$89,570	$4,196,623	$—	$4,196,623
Premiums ceded	(763,713)	(86,620)	—	(845,256)	—	(845,256)
Net premiums written	1,948,796	1,313,001	89,570	3,351,367	—	3,351,367
Change in unearned premiums	(72,782)	(94,329)	(38,304)	(205,415)	—	(205,415)
Net premiums earned	1,876,014	1,218,672	51,266	3,145,952	—	3,145,952
Other underwriting income	2,122	5,258	259	7,639	—	7,639
Losses and loss adjustment expenses	(1,188,445)	(486,236)	(4,743)	(1,679,424)	—	(1,679,424)
Acquisition expenses, net	(311,904)	(234,373)	(17,826)	(564,103)	—	(564,103)
Other operating expenses	(315,387)	(134,563)	(8,377)	(458,327)	—	(458,327)
Underwriting income (loss)	$62,400	$368,758	$20,579	451,737	—	451,737

Net investment income				267,219	—	267,219
Net realized gains				74,018	—	74,018
Net impairment losses recognized in earnings				(3,786)	—	(3,786)
Equity in net income (loss) of investment funds accounted for using the equity method				35,701	—	35,701
Other income (loss)				(586)	—	(586)
Other expenses				(42,403)	—	(42,403)
Interest expense				(27,060)	—	(27,060)
Net foreign exchange gains (losses)				(12,335)	—	(12,335)
Income before income taxes				742,505	—	742,505
Income tax expense				(32,774)	—	(32,774)
Net income				709,731	—	709,731
Dividends attributable to redeemable noncontrolling interests				—	—	—
Amounts attributable to noncontrolling interests				—	—	—
Net income available to Arch				709,731	—	709,731
Preferred dividends				(21,938)	—	(21,938)
Net income available to Arch common shareholders				$687,793	$—	$687,793

Underwriting Ratios
Loss ratio	63.3%	39.9%	9.3%	53.4%	—	53.4%
Acquisition expense ratio	16.6%	19.2%	34.8%	17.9%	—	17.9%
Other operating expense ratio	16.8%	11.0%	16.3%	14.6%	—	14.6%
Combined ratio	96.7%	70.1%	60.4%	85.9%	—	85.9%

Goodwill and intangible assets	$20,419	$6,900	$—	$27,319	$—	$27,319

Total investable assets				$14,049,525	$—	$14,049,525
Total assets				19,566,094	—	19,566,094
Total liabilities				13,918,598	—	13,918,598

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$2,593,959	$1,213,889	$68,111	$3,869,161	$—	$3,869,161
Premiums ceded	(768,625)	(55,099)	—	(816,926)	—	(816,926)
Net premiums written	1,825,334	1,158,790	68,111	3,052,235	—	3,052,235
Change in unearned premiums	(24,991)	(40,663)	(51,441)	(117,095)	—	(117,095)
Net premiums earned	1,800,343	1,118,127	16,670	2,935,140	—	2,935,140
Other underwriting income	2,335	5,755	—	8,090	—	8,090
Losses and loss adjustment expenses	(1,283,841)	(574,821)	(2,615)	(1,861,277)	—	(1,861,277)
Acquisition expenses, net	(298,983)	(204,903)	(4,998)	(508,884)	—	(508,884)
Other operating expenses	(307,489)	(118,245)	(4,301)	(430,035)	—	(430,035)
Underwriting income (loss)	$(87,635)	$225,913	$4,756	143,034	—	143,034

Net investment income				294,895	—	294,895
Net realized gains				194,228	—	194,228
Net impairment losses recognized in earnings				(11,388)	—	(11,388)
Equity in net income (loss) of investment funds accounted for using the equity method				73,510	—	73,510
Other income (loss)				(12,094)	—	(12,094)
Other expenses				(35,318)	—	(35,318)
Interest expense				(28,525)	—	(28,525)
Net foreign exchange gains (losses)				(28,955)	—	(28,955)
Income before income taxes				589,387	—	589,387
Income tax benefit				4,010	—	4,010
Net income				593,397	—	593,397
Dividends attributable to redeemable noncontrolling interests				—	—	—
Amounts attributable to noncontrolling interests				—	—	—
Net income available to Arch				593,397	—	593,397
Preferred dividends				(25,079)	—	(25,079)
Loss on repurchase of preferred shares				(10,612)	—	(10,612)
Net income available to Arch common shareholders				$557,706	$—	$557,706

Underwriting Ratios
Loss ratio	71.3%	51.4%	15.7%	63.4%	—%	63.4%
Acquisition expense ratio	16.6%	18.3%	30.0%	17.3%	—%	17.3%
Other operating expense ratio	17.1%	10.6%	25.8%	14.7%	—%	14.7%
Combined ratio	105.0%	80.3%	71.5%	95.4%	—%	95.4%

Goodwill and intangible assets	$21,357	$16,902	$—	$38,259	$—	$38,259

Total investable assets				$13,045,134	$—	$13,045,134
Total assets				17,816,762	—	17,816,762
Total liabilities				12,647,884	—	12,647,884

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums written and earned by major line of business and net premiums written by location:

INSURANCE SEGMENT	Year Ended December 31,
	2014	2013	2012
Net premiums written (1)
Programs	$480,580	$419,673	$340,130
Professional lines (2)	476,604	476,193	548,423
Construction and national accounts	286,994	271,110	211,130
Property, energy, marine and aviation	244,640	280,551	294,690
Excess and surplus casualty (3)	212,519	149,286	112,307
Travel, accident and health	145,732	104,903	106,871
Lenders products	100,407	101,576	99,724
Other (4)	199,178	145,504	112,059
Total	$2,146,654	$1,948,796	$1,825,334

Net premiums earned (1)
Programs	$460,392	$386,840	$318,740
Professional lines (2)	456,508	491,791	536,971
Construction and national accounts	277,811	250,729	209,217
Property, energy, marine and aviation	244,974	304,294	313,081
Excess and surplus casualty (3)	182,024	118,395	113,597
Travel, accident and health	127,691	97,135	98,686
Lenders products	94,438	99,847	103,478
Other (4)	173,532	126,983	106,573
Total	$2,017,370	$1,876,014	$1,800,343

Net premiums written by client location (1)
United States	$1,726,181	$1,526,156	$1,314,577
Europe	240,136	226,254	271,278
Asia and Pacific	79,564	95,970	120,492
Other	100,773	100,416	118,987
Total	$2,146,654	$1,948,796	$1,825,334

Net premiums written by underwriting location (1)
United States	$1,688,887	$1,478,930	$1,254,623
Europe	394,430	389,763	472,132
Other	63,337	80,103	98,579
Total	$2,146,654	$1,948,796	$1,825,334

(1)	Insurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes casualty and contract binding business.

(4)	Includes alternative markets, excess workers' compensation and surety business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REINSURANCE SEGMENT	Year Ended December 31,
	2014	2013	2012
Net premiums written (1)
Other specialty (2)	$405,126	$417,865	$308,104
Property excluding property catastrophe (3)	343,043	292,536	265,783
Casualty (4)	317,996	306,304	205,925
Property catastrophe	137,471	220,749	283,677
Marine and aviation	50,444	64,380	84,649
Other (5)	11,911	11,167	10,652
Total	$1,265,991	$1,313,001	$1,158,790

Net premiums earned (1)
Other specialty (2)	$424,725	$387,630	$309,101
Property excluding property catastrophe (3)	303,496	274,719	254,338
Casualty (4)	327,518	241,774	188,963
Property catastrophe	150,761	232,423	280,185
Marine and aviation	61,118	70,105	76,145
Other (5)	11,710	12,021	9,395
Total	$1,279,328	$1,218,672	$1,118,127

Net premiums written (1)
Pro rata	$663,135	$692,024	$530,763
Excess of loss	602,856	620,977	628,027
Total	$1,265,991	$1,313,001	$1,158,790

Net premiums earned (1)
Pro rata	$686,201	$608,586	$499,094
Excess of loss	593,127	610,086	619,033
Total	$1,279,328	$1,218,672	$1,118,127

Net premiums written by client location (1)
United States	$589,255	$706,388	$568,043
Europe	355,735	327,059	341,653
Asia and Pacific	142,626	94,252	97,879
Bermuda	77,620	87,047	72,864
Other	100,755	98,255	78,351
Total	$1,265,991	$1,313,001	$1,158,790

Net premiums written by underwriting location (1)
United States	$492,891	$507,183	$379,239
Bermuda	394,351	459,467	527,909
Europe	343,823	309,129	225,470
Other	34,926	37,222	26,172
Total	$1,265,991	$1,313,001	$1,158,790

(1)	Reinsurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(5)	Includes life, casualty clash and other.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
MORTGAGE SEGMENT	2014	2013	2012
Net premiums written by client location
United States	$184,333	$63,692	$61,571
Other	20,504	25,878	6,540
Total	$204,837	$89,570	$68,111

Net premiums written by underwriting location
United States	$98,809	$—	$—
Other	106,028	89,570	68,111
Total	$204,837	$89,570	$68,111

OTHER SEGMENT	Year Ended December 31,
	2014	2013	2012
Net premiums written (1)
Casualty (2)	$179,054	$—	$—
Other specialty (3)	66,524	—	—
Property catastrophe	9,280	—	—
Marine and aviation	1,251	—	—
Property excluding property catastrophe	564	—	—
Other (4)	17,783	—	—
Total	$274,456	$—	$—

Net premiums earned (1)
Casualty (2)	$72,395	$—	$—
Other specialty (3)	24,157	—	—
Property catastrophe	5,115	—	—
Marine and aviation	789	—	—
Property excluding property catastrophe	182	—	—
Other (4)	839	—	—
Total	$103,477	$—	$—

Net premiums written by client location (1)
United States	$186,795	$—	$—
Europe	54,131	—	—
Bermuda	27,977	—	—
Other	5,553	—	—
Total	$274,456	$—	$—

(1)	Other segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes professional liability, excess motor, programs and other.

(3)	Includes non-excess motor and other.

(4)	Includes mortgage and other.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Reserve for Losses and Loss Adjustment Expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2014	2013	2012
Reserve for losses and loss adjustment expenses at beginning of year	$8,824,696	$8,933,292	$8,456,210
Unpaid losses and loss adjustment expenses recoverable	1,748,250	1,829,070	1,818,047
Net reserve for losses and loss adjustment expenses at beginning of year	7,076,446	7,104,222	6,638,163

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,246,152	1,943,466	2,082,805
Prior years	(326,902)	(264,042)	(221,528)
Total net incurred losses and loss adjustment expenses	1,919,250	1,679,424	1,861,277

Net losses and loss adjustment expense reserves of acquired business (1)	120,671	—	31,977

Foreign exchange (gains) losses	(160,486)	1,617	38,184

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(347,270)	(288,114)	(295,984)
Prior years	(1,350,466)	(1,420,703)	(1,169,395)
Total net paid losses and loss adjustment expenses	(1,697,736)	(1,708,817)	(1,465,379)

Net reserve for losses and loss adjustment expenses at end of year	7,258,145	7,076,446	7,104,222
Unpaid losses and loss adjustment expenses recoverable	1,778,303	1,748,250	1,829,070
Reserve for losses and loss adjustment expenses at end of year	$9,036,448	$8,824,696	$8,933,292

(1)	2014 amount relates to the Company’s acquisition of Arch MI U.S. while the 2012 amount relates to the Company’s acquisition of the trade credit and surety operations of Ariel Reinsurance Company.

2014 Prior Year Reserve Development
During 2014, the Company recorded estimated net favorable development on prior year loss reserves of $326.9 million, which consisted of $267.3 million from the reinsurance segment, $58.7 million from the insurance segment and $0.9 million from the mortgage segment.
The reinsurance segment’s net favorable development of $267.3 million, or 20.9 points of net earned premium, consisted of $146.7 million from short-tailed lines and $120.6 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $107.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2013 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development of $23.3 million from the 2005 to 2013 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2014. Net favorable development of $120.6 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $101.6 million, primarily from the 2003 to 2006 underwriting years and the 2009 and 2010 underwriting years, and marine and aviation reserves of $14.7 million, primarily from the 2008 to 2012 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
The insurance segment’s net favorable development of $58.7 million, or 2.9 points of net earned premium, consisted of $73.5 million of net favorable development from short-tailed lines, partially offset by $14.8 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $60.5 million of net favorable development in property lines, primarily from the 2008 to 2013 accident years (i.e., the year in which a loss occurred), with the balance emanating from lenders products, primarily from the 2012 accident year, and travel and accident, primarily from the 2012 and 2013 accident years. Contained within this short tail

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

release was favorable development of $7.9 million from 2005 to 2013 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $14.8 million included a net increase of $41.3 million in construction reserves, primarily from the 2009 to 2013 accident years. The adverse development in construction was largely driven by general liability claims involving New York labor law matters. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, primarily from the 2011 and 2012 accident years. Such amounts were partially offset by $39.0 million of net favorable development on professional lines, primarily from the 2003 to 2011 accident years, and $7.8 million of net favorable development on surety business, primarily from the 2011 to 2013 accident years.
2013 Prior Year Reserve Development
During 2013, the Company recorded estimated net favorable development on prior year loss reserves of $264.0 million, which consisted of $217.9 million from the reinsurance segment, $45.1 million from the insurance segment and $1.0 million from the mortgage segment.
The reinsurance segment’s net favorable development of $217.9 million, or 17.9 points of net earned premium, consisted of $111.1 million from short-tailed lines and $106.8 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $110.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2012 underwriting years. Contained within this release was favorable development of $28.6 million from the 2005 to 2012 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2013. Net favorable development of $106.8 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $98.8 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $8.1 million, primarily from the 2007 and 2009 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
The insurance segment’s net favorable development of $45.1 million, or 2.4 points of net earned premium, consisted of $67.0 million of net favorable development from short-tailed lines, partially offset by $21.9 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $62.4 million of net favorable development in property lines from the 2008 to 2011 accident years, with the balance emanating from lenders products, primarily from the 2011 and 2012 accident years, and travel and accident, primarily from the 2009 and 2010 accident years. Contained within this short tail release was favorable development of $15.9 million from 2005 to 2012 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $21.9 million included a net increase of $28.0 million in specialty casualty reserves. Such development primarily stemmed from losses in two captive programs written by the insurance segment's Canadian operation, which was partially offset by favorable development in non-captive business, and from three large excess casualty claims in the insurance segment's U.S. operation, all of the above in the more recent accident years. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, with nearly 90% of this development emanating from a single canceled program whose last inception year was 2011. Such amounts were partially offset by net favorable development spread across various lines and accident years.
2012 Prior Year Reserve Development
During 2012, the Company recorded estimated net favorable development on prior year loss reserves of $221.5 million, which consisted of $190.3 million from the reinsurance segment and $31.2 million from the insurance segment.
The reinsurance segment’s net favorable development of $190.3 million, or 17.0 points of net earned premium, consisted of $117.6 million from short-tailed lines and $72.7 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $92.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2011 underwriting years. Contained within this release was favorable development of $16.8 million from the 2005 to 2011 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2012. Net favorable development of $72.7 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $55.9 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $16.8 million, primarily from the 2008 to 2010 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The insurance segment’s net favorable development of $31.2 million, or 1.7 points of net earned premium, consisted of $79.3 million of net favorable development from short-tailed lines, partially offset by $48.1 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $69.0 million of net favorable development in property lines from the 2007 to 2011 accident years, with the balance emanating from travel and accident and lender’s products, both primarily from the 2009 to 2011 accident years. Contained within this short tail release was favorable development of $19.1 million from 2005 to 2011 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $48.1 million included a net increase of $38.9 million from the insurance segment’s U.K. underwriting operations for the 2007 to 2010 accident years, primarily due to an increase in Australian executive assurance reserves. In addition, U.S. primary specialty casualty reserves reflected a net increase of $23.0 million, primarily from the 2003 to 2005 accident years, and $19.8 million from U.S. professional liability in the two most recent accident years. Such amounts were partially offset by net favorable development spread across various lines and accident years.
7.    Reinsurance
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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2014	2013	2012
Premiums Written
Direct	$3,100,946	$2,754,582	$2,673,864
Assumed	1,739,670	1,442,041	1,195,297
Ceded	(948,678)	(845,256)	(816,926)
Net	$3,891,938	$3,351,367	$3,052,235

Premiums Earned
Direct	$2,914,755	$2,666,104	$2,572,078
Assumed	1,574,049	1,296,048	1,165,371
Ceded	(895,056)	(816,200)	(802,309)
Net	$3,593,748	$3,145,952	$2,935,140

Losses and Loss Adjustment Expenses
Direct	$1,763,492	$1,603,369	$1,725,707
Assumed	621,346	450,618	578,081
Ceded	(465,588)	(374,563)	(442,511)
Net	$1,919,250	$1,679,424	$1,861,277
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2014, approximately 83.0% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.81 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.7% of the Company’s total shareholders’ equity. At December 31, 2013, approximately 86.5% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.80 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 4.2% of the Company’s total shareholders’ equity. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers or retrocessionaires to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Investment Information
At December 31, 2014, total investable assets of $15.77 billion included $14.61 billion managed by the Company and $1.16 billion attributable to Watford Re.
Available For Sale Securities
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)
December 31, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,108,513	$37,928	$(38,974)	$3,109,559	$(317)
Mortgage backed securities	943,343	18,843	(3,842)	928,342	(3,307)
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939	—
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756	—
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387	—
Non-U.S. government securities	1,015,153	21,311	(37,203)	1,031,045	—
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605	(22)
Total	10,801,572	140,673	(92,734)	10,753,633	(3,646)
Equity securities	658,182	109,012	(13,364)	562,534	—
Other investments	296,224	31,839	(362)	264,747	—
Short-term investments	797,226	738	(5,270)	801,758	—
Total	$12,553,204	$282,262	$(111,730)	$12,382,672	$(3,646)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$2,267,263	$35,289	$(35,537)	$2,267,511	$(16)
Mortgage backed securities	1,133,095	16,270	(22,209)	1,139,034	(9,269)
Municipal bonds	1,481,738	29,378	(9,730)	1,462,090	(17)
Commercial mortgage backed securities	1,074,497	13,972	(15,224)	1,075,749	(199)
U.S. government and government agencies	1,301,809	3,779	(11,242)	1,309,272	(19)
Non-U.S. government securities	1,085,861	14,729	(19,363)	1,090,495	—
Asset backed securities	1,332,594	20,033	(13,795)	1,326,356	(3,422)
Total	9,676,857	133,450	(127,100)	9,670,507	(12,942)
Equity securities	496,824	69,487	(5,938)	433,275	—
Other investments	498,310	28,082	(18,459)	488,687	—
Short-term investments	1,478,367	1,654	(871)	1,477,584	—
Total	$12,150,358	$232,673	$(152,368)	$12,070,053	$(12,942)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2014, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.9 million, compared to a net unrealized gain of $6.0 million at December 31, 2013.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,309,637	$(32,903)	$148,963	$(6,071)	$1,458,600	$(38,974)
Mortgage backed securities	293,624	(1,476)	59,107	(2,366)	352,731	(3,842)
Municipal bonds	210,614	(588)	13,643	(456)	224,257	(1,044)
Commercial mortgage backed securities	232,147	(770)	125,894	(3,052)	358,041	(3,822)
U.S. government and government agencies	618,381	(1,626)	3,438	(134)	621,819	(1,760)
Non-U.S. government securities	510,766	(31,172)	46,910	(6,031)	557,676	(37,203)
Asset backed securities	612,950	(2,486)	243,452	(3,603)	856,402	(6,089)
Total	3,788,119	(71,021)	641,407	(21,713)	4,429,526	(92,734)
Equity securities	181,002	(13,364)	—	—	181,002	(13,364)
Other investments	59,638	(362)	—	—	59,638	(362)
Short-term investments	79,271	(5,270)	—	—	79,271	(5,270)
Total	$4,108,030	$(90,017)	$641,407	$(21,713)	$4,749,437	$(111,730)

December 31, 2013
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,183,625	$(32,837)	$46,673	$(2,700)	$1,230,298	$(35,537)
Mortgage backed securities	778,693	(20,253)	43,634	(1,956)	822,327	(22,209)
Municipal bonds	589,009	(9,422)	6,092	(308)	595,101	(9,730)
Commercial mortgage backed securities	677,617	(15,110)	1,612	(114)	679,229	(15,224)
U.S. government and government agencies	1,144,809	(11,242)	—	—	1,144,809	(11,242)
Non-U.S. government securities	821,506	(15,776)	24,334	(3,587)	845,840	(19,363)
Asset backed securities	692,362	(10,431)	88,629	(3,364)	780,991	(13,795)
Total	5,887,621	(115,071)	210,974	(12,029)	6,098,595	(127,100)
Equity securities	76,563	(5,938)	—	—	76,563	(5,938)
Other investments	165,891	(15,775)	47,316	(2,684)	213,207	(18,459)
Short-term investments	28,170	(871)	—	—	28,170	(871)
Total	$6,158,245	$(137,655)	$258,290	$(14,713)	$6,416,535	$(152,368)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

At December 31, 2014, on a lot level basis, approximately 1,900 security lots out of a total of approximately 4,790 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.9 million. At December 31, 2013, on a lot level basis, approximately 2,080 security lots out of a total of approximately 4,400 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.5 million.

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

	December 31, 2014		December 31, 2013
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$235,930	$233,794	$235,330	$232,652
Due after one year through five years	4,074,562	4,077,408	3,738,500	3,718,920
Due after five years through 10 years	2,475,726	2,461,356	1,966,536	1,979,510
Due after 10 years	279,542	273,372	196,305	198,286
	7,065,760	7,045,930	6,136,671	6,129,368
Mortgage backed securities	943,343	928,342	1,133,095	1,139,034
Commercial mortgage backed securities	1,114,528	1,103,756	1,074,497	1,075,749
Asset backed securities	1,677,941	1,675,605	1,332,594	1,326,356
Total	$10,801,572	$10,753,633	$9,676,857	$9,670,507
Securities Lending Agreements
At December 31, 2014, the fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $50.8 million and $52.1 million, respectively, compared to $105.1 million and $105.9 million at December 31, 2013, respectively. At December 31, 2014, the portfolio of collateral backing the Company’s securities lending program included approximately $5.8 million of sub-prime securities, compared to $6.3 million at December 31, 2013.
Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	December 31,
	2014	2013
Available for sale securities:
Asian and emerging markets	$236,586	$331,984
Investment grade fixed income	59,638	159,115
Other	—	7,211
Total available for sale	296,224	498,310
Fair value option:
Term loan investments (par value: $1,076,011 and $360,204)	1,073,649	399,591
Mezzanine debt funds	121,341	102,172
Credit related funds	114,436	63,271
Investment grade fixed income	69,108	75,062
Asian and emerging markets	25,800	14,054
Other (1)	147,573	119,130
Total fair value option	1,551,907	773,280
Total	$1,848,131	$1,271,590

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.
Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	December 31,
	2014	2013
Fixed maturities	$632,024	$448,254
Other investments	1,551,907	773,280
Short term investments	251,601	—
Investments accounted for using the fair value option	$2,435,532	$1,221,534
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2014	2013	2012
Fixed maturities	$265,219	$249,833	$281,140
Term loan investments	39,940	20,608	15,283
Equity securities (dividends)	13,005	8,919	7,963
Short-term investments	1,888	1,259	1,980
Other (1)	28,869	19,710	14,196
Gross investment income	348,921	300,329	320,562
Investment expenses	(46,336)	(33,110)	(25,667)
Net investment income	$302,585	$267,219	$294,895

(1)	Includes dividends on investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions:

	Year Ended December 31,
	2014	2013	2012
Available for sale securities:
Gross gains on investment sales	$248,031	$239,421	$247,291
Gross losses on investment sales	(145,808)	(203,077)	(71,722)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(20,743)	54	13,195
Other investments	2,672	17,503	7,383
Equity securities	—	704	(73)
Short term investments	(395)	—	—
Derivative instruments (1)	43,934	20,912	(1,326)
Other (2)	(24,774)	(1,499)	(520)
Net realized gains	$102,917	$74,018	$194,228

(1)	See Note 11 for information on the Company’s derivative instruments.

(2)	Includes accretion of contingent consideration liability amounts related to the acquisition of the CMG Entities (see Note 2 for further details).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Year Ended December 31,
	2014	2013	2012
Fixed maturities:
Corporate bonds	$(2,062)	$(88)	$(1,512)
Mortgage backed securities	(1,525)	(295)	(2,491)
Asset backed securities	(40)	(128)	(127)
Non-U.S. government securities	—	—	(261)
Commercial mortgage backed securities	(7)	—	(211)
U.S. government and government agencies	—	—	(10)
Total	(3,634)	(511)	(4,612)
Other investments	(25,410)	—	—
Equity securities	(1,106)	(3,275)	(6,689)
Investment of funds received under securities lending agreements	—	—	(87)
Net impairment losses recognized in earnings	$(30,150)	$(3,786)	$(11,388)
A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in 2014 is as follows:

•
Other investments — the Company utilized information received from fund managers and positive and negative evidence, including the business prospects, recent events, industry and market data and other factors. Net impairment losses for 2014 primarily related to a reduction in the carrying value of a fund investment which was in an unrealized loss position and where the Company determined that it did not intend to hold such investment for a reasonable period of time by which the fair value of the fund would increase and the Company would recover its cost. The Company redeemed its holding in such fund in early October 2014;

•
Corporate bonds – the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•
Mortgage backed securities – the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. Net impairment losses for 2014 primarily resulted from a revised analysis of prepayment assumptions on one interest only mortgage backed security and small adjustments in other holdings. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

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

The Company believes that the $3.6 million of OTTI included in accumulated other comprehensive income at December 31, 2014 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2014, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2014	2013	2012
Balance at start of year	$60,062	$62,001	$66,545
Credit loss impairments recognized on securities not previously impaired	691	423	1,962
Credit loss impairments recognized on securities previously impaired	162	88	2,735
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(40,719)	(2,450)	(9,241)
Balance at end of year	$20,196	$60,062	$62,001
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 16, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” for further details. The following table details the value of the Company’s restricted assets:

	December 31,
	2014	2013
Assets used for collateral or guarantees:
Affiliated transactions	$4,138,527	$4,060,533
Third party agreements	970,120	856,890
Deposits with U.S. regulatory authorities	337,981	302,809
Trust funds	72,461	75,264
Deposits with non-U.S. regulatory authorities	—	6,546
Total restricted assets	$5,519,089	$5,302,042
In addition, because Watford Re is an independent company, the assets of Watford Re can be used only to settle obligations of Watford Re and Watford Re is solely responsible for its own liabilities and commitments. See Note 5, “Segment Information,” for information on Watford Re’s assets and liabilities.
Investment Funds Accounted For Using the Equity Method
The Company recorded equity in net income related to investment funds accounted for using the equity method of $19.9 million for 2014, compared to $35.7 million for 2013 and $73.5 million for 2012. Due to the ownership structure of these investment funds (e.g., limited partnership), the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method.” As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $349.0 million at December 31, 2014, compared to $244.3 million at December 31, 2013.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Fair Value
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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. At December 31, 2014, the Company adjusted certain prices (primarily on structured securities) obtained from the pricing services and substituted alternate prices (primarily broker-dealer quotes) for such securities. Such adjustments did not have a material impact on the overall fair value of the Company’s investment portfolio at December 31, 2014.
The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $15.1 billion of financial assets and liabilities measured at fair

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value at December 31, 2014, approximately $260.8 million, or 1.7%, were priced using non-binding broker-dealer quotes. Of the $13.4 billion of financial assets and liabilities measured at fair value at December 31, 2013, approximately $601.9 million, or 4.5%, were priced using non-binding broker-dealer quotes.
The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. A discussion of the general classification of the Company’s financial instruments follows:
Fixed maturities. The Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors. Where the Company believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and are generally classified as Level 2 securities. The Company determined that Level 2 securities included corporate bonds, mortgage backed securities, municipal bonds, asset backed securities and non-U.S. government securities. The Company determined that certain corporate bonds and asset backed securities for which there is a low level of transparency around inputs to the valuation process should be classified within Level 3 of the valuation hierarchy.
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

The Company reviews the classification of its investments each quarter. No transfers were made between Level 1 and Level 2 in 2012, 2013 or 2014. In the 2014 fourth quarter, the Company determined that certain asset backed securities would be included in Level 3 due to a review of the pricing inputs used on such securities. This resulted in a transfer of $57.5 million from Level 2 into Level 3 in the 2014 fourth quarter.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2014:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,108,513	$—	$3,108,513	$—
Mortgage backed securities	943,343	—	943,343	—
Municipal bonds	1,494,122	—	1,494,122	—
Commercial mortgage backed securities	1,114,528	—	1,114,528	—
U.S. government and government agencies	1,447,972	1,447,972	—	—
Non-U.S. government securities	1,015,153	—	1,015,153	—
Asset backed securities	1,677,941	—	1,620,441	57,500
Total	10,801,572	1,447,972	9,296,100	57,500

Equity securities	658,182	658,182	—	—
Other investments	296,224	—	192,687	103,537
Short-term investments	797,226	759,621	37,605	—

Fair value option:
Investments accounted for using the fair value option:
Corporate bonds	497,101	—	497,101	—
Non-U.S. government bonds	88,411	—	88,411	—
Mortgage backed securities	22,190	—	22,190	—
Asset backed securities	24,322	—	24,322	—
Other investments	1,551,907	—	1,085,557	466,350
Short-term investments	251,601	250,580	1,021	—
Total	2,435,532	250,580	1,718,602	466,350
Total assets measured at fair value	$14,988,736	$3,116,355	$11,244,994	$627,387

Liabilities measured at fair value:
Contingent consideration liability	$(61,845)	$—	$—	$(61,845)
Total liabilities measured at fair value	$(61,845)	$—	$—	$(61,845)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for 2014, 2013 and 2012:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3)
		Assets				Liabilities
	Available for sale			Fair value option
	Asset Backed Securities	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Year Ended December 31, 2014
Balance at beginning of year	$—	$2,045	$170,420	$377,525	$549,990	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	(39)	16,818	16,779	(20,083)
Included in other comprehensive income	—	—	(680)	932	252	—
Purchases, issuances and settlements
Purchases	—	—	—	185,224	185,224	—
Issuances	—	—	—	—	—	(41,762)
Sales	—	(2,045)	(66,164)	—	(68,209)	—
Settlements	—	—	—	(114,149)	(114,149)	—
Transfers in and/or out of Level 3	57,500	—	—	—	57,500	—
Balance at end of year	$57,500	$—	$103,537	$466,350	$627,387	$(61,845)

Year Ended December 31, 2013
Balance at beginning of year	$—	$98,404	$184,202	$195,350	$477,956	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	4,679	8,915	11,743	25,337	—
Included in other comprehensive income	—	(3,051)	473	—	(2,578)	—
Purchases, issuances and settlements
Purchases	—	—	25,000	275,067	300,067	—
Issuances	—	—	—	—	—	—
Sales	—	(96,655)	—	(20,156)	(116,811)	—
Settlements	—	(1,332)	(48,170)	(84,479)	(133,981)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of year	$—	$2,045	$170,420	$377,525	$549,990	$—

(1)
Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Amounts related to the contingent consideration liability were included in net realized gains (losses).

The amount of total gains for 2014 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014 was $11.5 million. The amount of total gains for 2013 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013 was $22.0 million.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
10.    Investment in Joint Venture
In May 2008, the Company provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, Arch Re Bermuda and GIC each own 50% of Gulf Re, which commenced underwriting activities in June 2008. Gulf Re provides property and casualty reinsurance primarily in the member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The initial capital of the joint venture consisted of $200.0 million. The Company accounts for its investment in Gulf Re, shown as “Investment in joint venture,” using the equity method and records its equity in the operating results of Gulf Re in “Other income (loss).”
For 2014, the Company recorded $14.1 million of losses from Gulf Re, compared to $0.4 million of losses for 2013 and $1.1 million of losses for 2012. Gulf Re’s losses for 2014 primarily reflected the impact of a number of large technical risk claims. The Company entered into a number of strategic initiatives related to Gulf Re in the 2014 fourth quarter, including an agreement to acquire complete ownership of Gulf Re, which is pending approval by the Dubai Financial Services Authority. To further support Gulf Re’s business in advance of the January 1 renewal season, the Company entered into a 90% whole account quota share retrocession arrangement of Gulf Re’s net liabilities and a portfolio transfer of all of Gulf Re’s existing business on a funds withheld basis, effective as of October 1, 2014. The portfolio transfer included approximately $50 million of net unearned premium reserves and $65 million of net reserves for losses and loss adjustment expenses.
11.    Derivative Instruments
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

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2014 or 2013.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments. The fair value of TBAs is included in “fixed maturities available for sale, at fair value.”

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Fair Value	Fair Value	Fair Value	Notional Value (1)
December 31, 2014
Futures contracts	$2,156	$(1,907)	$249	$2,549,027
Foreign currency forward contracts	10,511	(1,145)	9,366	397,106
TBAs	10,592	—	10,592	10,056
Other	3,209	(2,345)	864	735,684
Total	$26,468	$(5,397)	$21,071

December 31, 2013
Futures contracts	$461	$(110)	$351	$475,967
Foreign currency forward contracts	5,023	(3,090)	1,933	330,746
TBAs	33,455	(21,731)	11,724	56,160
Other	920	(1,541)	(621)	347,916
Total	$39,859	$(26,472)	$13,387

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company’s derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At December 31, 2014, $25.3 million and $5.4 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement or similar arrangement, compared to $28.0 million and $14.6 million, respectively, at December 31, 2013. The remaining derivatives included in the table above were not subject to a master netting agreement.

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2014	2013	2012
Futures contracts	$30,444	$10,742	$(3,307)
Foreign currency forward contracts	13,430	9,762	(214)
TBAs	(342)	(1,623)	4,413
Other	402	2,031	(2,218)
Total	$43,934	$20,912	$(1,326)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Other Comprehensive Income (Loss)
The following table presents the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2014
Beginning balance	$80,692	$(5,728)	$74,964
Other comprehensive income (loss) before reclassifications	146,010	(27,014)	118,996
Amounts reclassified from accumulated other comprehensive income	(65,104)	—	(65,104)
Net current period other comprehensive income (loss)	80,906	(27,014)	53,892
Ending balance	$161,598	$(32,742)	$128,856

Year Ended December 31, 2013
Beginning balance	$289,956	$(2,939)	$287,017
Other comprehensive income (loss) before reclassifications	(176,578)	(2,789)	(179,367)
Amounts reclassified from accumulated other comprehensive income	(32,686)	—	(32,686)
Net current period other comprehensive income (loss)	(209,264)	(2,789)	(212,053)
Ending balance	$80,692	$(5,728)	$74,964

Year Ended December 31, 2012
Beginning balance	$174,636	$(20,713)	$153,923
Other comprehensive income (loss) before reclassifications	273,144	17,774	290,918
Amounts reclassified from accumulated other comprehensive income	(157,824)	—	(157,824)
Net current period other comprehensive income (loss)	115,320	17,774	133,094
Ending balance	$289,956	$(2,939)	$287,017

The following table presents details about amounts reclassified from accumulated other comprehensive income:

	Consolidated Statement of Income	Amounts Reclassed from AOCI
	Line Item That Includes	Year Ended December 31,
Details About AOCI Components	Reclassification	2014	2013	2012

Unrealized appreciation on available-for-sale investments
	Net realized gains	$102,223	$39,308	$180,144
	Other-than-temporary impairment losses	(30,470)	(3,961)	(12,175)
	Total before tax	71,753	35,347	167,969
	Income tax expense	(6,649)	(2,661)	(10,145)
	Net of tax	$65,104	$32,686	$157,824

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before	Tax	Net
	Tax	Expense	of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2014
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding losses arising during period	$161,685	$15,355	$146,330
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(320)	—	(320)
Less reclassification of net realized gains included in net income	71,753	6,649	65,104
Foreign currency translation adjustments	(27,014)	—	(27,014)
Other comprehensive income (loss)	$62,598	$8,706	$53,892

Year Ended December 31, 2013
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains arising during period	$(201,386)	$(24,983)	$(176,403)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(175)	—	(175)
Less reclassification of net realized gains included in net income	35,347	2,661	32,686
Foreign currency translation adjustments	(2,789)	—	(2,789)
Other comprehensive income (loss)	$(239,697)	$(27,644)	$(212,053)

Year Ended December 31, 2012
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains arising during period	$278,917	$4,986	$273,931
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(787)	—	(787)
Less reclassification of net realized gains included in net income	167,969	10,145	157,824
Foreign currency translation adjustments	18,748	974	17,774
Other comprehensive income (loss)	$128,909	$(4,185)	$133,094

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Earnings Per Common Share
The calculation of basic earnings per common share excludes dilutive securities and is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares, including vested restricted shares, outstanding for the periods. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$821,260	$709,731	$593,397
Amounts attributable to noncontrolling interests	13,095	—	—
Net income available to Arch	834,355	709,731	593,397
Preferred dividends	(21,938)	(21,938)	(25,079)
Loss on repurchase of preferred shares	—	—	(10,612)
Net income available to Arch common shareholders	$812,417	$687,793	$557,706

Denominator:
Weighted average common shares outstanding – basic	130,817,610	131,355,392	134,446,158
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,128,540	1,090,100	857,174
Stock options (1)	2,976,172	3,331,691	2,955,515
Weighted average common shares and common share equivalents outstanding – diluted	134,922,322	135,777,183	138,258,847

Earnings per common share:
Basic	$6.21	$5.24	$4.15
Diluted	$6.02	$5.07	$4.03

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2014, 2013 and 2012, the number of stock options excluded were 1,435,955, 892,439 and 839,414, respectively.

14.     Income Taxes
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
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2014	2013	2012
Current expense (benefit):
United States	$29,749	$27,537	$8,267
Non-U.S.	801	5,159	737
	30,550	32,696	9,004
Deferred expense (benefit):
United States	(8,168)	1,937	(9,779)
Non-U.S.	605	(1,859)	(3,235)
	(7,563)	78	(13,014)
Income tax expense (benefit)	$22,987	$32,774	$(4,010)
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2014	2013	2012
Income (Loss) Before Income Taxes:
Bermuda	$794,926	$717,661	$609,710
United States	53,055	87,032	9,600
Other	(3,734)	(62,188)	(29,923)
Total	$844,247	$742,505	$589,387
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (35.0%), United Kingdom (21.5%), Ireland (12.5%), Denmark (24.5%), Canada (24.0%), Gibraltar (10.0%) and the Netherlands (23.9%).
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2014	2013	2012
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$18,178	$17,506	$(3,426)
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(8,048)	(8,255)	(9,257)
Meals and entertainment	711	599	688
State taxes, net of U.S. federal tax benefit	1,281	431	270
Foreign branch taxes	464	703	544
Prior year adjustment	320	2,810	(1,581)
Foreign exchange gains & losses	746	(1,254)	(436)
Changes in applicable tax rate	(51)	2,007	1,193
Dividend withholding taxes	3,276	4,619	2,511
Change in valuation allowance	(736)	11,795	4,281
Contingent consideration	6,763	—	—
Other	83	1,813	1,203
Income tax expense (benefit)	$22,987	$32,774	$(4,010)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss	$12,017	$15,294
AMT credit carryforward	5,309	14,456
Discounting of net loss reserves	63,880	53,293
Net unearned premium reserve	34,087	30,698
Compensation liabilities	27,765	26,481
Foreign tax credit carryforward	4,628	4,343
Interest expense	5,208	6,049
Goodwill	885	—
Tax and loss bonds	21,247	—
Other, net	13,408	13,347
Deferred tax assets before valuation allowance	188,434	163,961
Valuation allowance	(12,624)	(15,548)
Deferred tax assets net of valuation allowance	175,810	148,413
Deferred income tax liabilities:
Depreciation and amortization	(7,579)	(3,810)
Deferred acquisition costs, net	(2,744)	(3,369)
Deposit accounting liability	(4,170)	(4,581)
Contingency reserve	(18,480)	—
Net unrealized appreciation of investments	(11,695)	(6,354)
Other, net	(150)	(1,738)
Total deferred tax liabilities	(44,818)	(19,852)
Net deferred income tax assets	$130,992	$128,561
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2014, the Company’s valuation allowance was $12.6 million, compared to $15.5 million at December 31, 2013. The valuation allowance in both periods was primarily attributable to (1) a full valuation allowance on the Company’s Canadian operations; (2) unutilized foreign tax credits; and (3) certain other deferred tax assets relating to carryforwards that have a limited use.
At December 31, 2014, the Company has net operating loss carryforwards in its U.K. operating subsidiaries of approximately $20.7 million. Additionally, the Company’s U.K. operations have a foreign tax credit carryforward of $4.6 million at December 31, 2014. These operating losses and foreign tax credits can be carried forward without expiration. Due to uncertainty surrounding their future utilization, valuation allowances of $0.2 million and $4.6 million have been established in respect of $1.2 million U.K. operating losses and $4.6 million foreign tax credits respectively.
At December 31, 2014, net operating loss carryforwards in Ireland were approximately $10.0 million. Although these losses may be carried forward indefinitely, a valuation allowance of $0.3 million has been established in respect of $2.5 million of these losses given management’s expectation that losses in a specific Irish entity will not be utilized in the future.
At December 31, 2014, net operating loss carryforwards in the U.S. were approximately $18.9 million. Such net operating loss carryforwards are currently available to offset future taxable income of the Company’s U.S. subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2029 and 2034. On January 30, 2014, the Company’s U.S. mortgage operations underwent an ownership change for U.S. federal income tax purposes as a result of the Company’s acquisition of the CMG Entities. As a result of this ownership change, a limitation has been imposed upon the utilization of approximately $12.1 million of the Company’s existing U.S. net operating loss carryforwards. Utilization is limited to approximately $0.6 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”). Additionally, the Company has an alternative minimum tax (“AMT”) credit carryforward in the amount of $5.3 million which can be carried forward indefinitely.
Given the Company’s U.S. mortgage operations, the Company is eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves.
Cumulative T&L bonds purchased and subsequent redemptions are reflected in the Company’s deferred tax asset and total approximately $21.2 million at December 31, 2014.
Deferred income tax liabilities have not been accrued with respect to all of the undistributed earnings of the Company's U.S. and Canadian subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the jurisdiction of the paying entity. No withholding taxes have been accrued with respect to the earnings of the Company's U.S. and Canadian subsidiaries, as it is the intention that all such earnings will be permanently reinvested. Additionally, determining the amount of the related deferred income tax liability is not practicable.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2014, the Company’s total unrecognized tax benefits, including interest and penalties, were nil.
The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company has an open examination by the tax authorities in the U.S. for the 2009 and 2011 tax years. The Company believes that this examination will be concluded within the next 12 months. While the Company cannot estimate with certainty the outcome of this examination, the Company does not believe that adjustments from this examination will result in a significant change to the Company’s results of operation. The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2009-2014
United Kingdom	2009-2014
Ireland	2010-2014
Canada	2010-2014
Switzerland	2011-2014
Denmark	2011-2014
As of December 31, 2014, the Company’s current income tax payable (included in “Other liabilities”) was $3.6 million.
15.    Transactions with Related Parties
The Company made an investment of $50.0 million in Aeolus LP (“Aeolus”) in 2006. Aeolus operates as an unrated reinsurance platform that provides property catastrophe protection to insurers and reinsurers on both an ultimate net loss and industry loss warranty basis. The Company’s investment in Aeolus, included in “Investments accounted for using the equity method” on the balance sheet, represents an approximate 4% share in Aeolus and is accounted for using the equity method. The Company made its investment in Aeolus on the same economic terms as a fund affiliated with Warburg Pincus LLC. During 2010, all remaining shares of the Company owned by funds affiliated with Warburg Pincus LLC were distributed. In addition, one of the founders of Aeolus is Peter Appel, former President and CEO and a former director of the Company. During 2014, 2013 and 2012, the Company received distributions of $0.6 million, $2.1 million and $19.8 million, respectively, from Aeolus.
As part of its investment philosophy, the Company invests a portion of its investment portfolio in alternative investment funds. As of December 31, 2014, the Company had aggregate commitments of $395.9 million to funds managed by The Carlyle Group (“Carlyle”). Of such amount, $260.2 million was unfunded as of December 31, 2014. The Company may make additional commitments to funds managed by Carlyle from time to time. During 2014, 2013 and 2012, the Company made aggregate capital contributions to funds managed by Carlyle of $51.7 million, $60.8 million and $43.0 million, respectively, and received aggregate cash distributions from funds managed by Carlyle of $33.6 million, $15.0 million and $4.5 million, respectively. Kewsong Lee, a director of ACGL, joined Carlyle as Managing Director and Deputy Chief Investment Officer for Corporate Private Equity on December 31, 2013.
See note 4, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford Re. Certain directors and executive officers of the Company own common and preference shares of Watford Re.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies
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
The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively, “reinsurance balances recoverable”), investments and cash and cash equivalent balances. The Company’s reinsurance balances recoverable at December 31, 2014 and 2013 amounted to $1.97 billion and $1.94 billion, respectively, and primarily resulted from reinsurance arrangements entered into in the course of its operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.
In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2014, approximately 13.4% and 15.0% of the Company’s consolidated gross written premiums were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively, compared to approximately 16.0% and 17.0% for 2013, respectively, and 20.3% and 14.1% for 2012, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2014, 2013 and 2012.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2014 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $968.9 million at December 31, 2014.
Letter of Credit and Revolving Credit Facilities
As of December 31, 2014, the Company had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the “Credit Agreement”). Under the terms of the Credit Agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at the option of the Company. Secured letters of credit are available for issuance on behalf of the Company’s insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to the Company’s compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that the Company maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after March 31, 2014 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that the Company’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of the Company’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. The Company was in compliance with all covenants contained in the Credit Agreement at December 31, 2014. The Credit Agreement expires on June 30, 2019.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company has access to secured letter of credit facilities for up to a total of $190.9 million, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company’s reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the Company’s investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which the Company was in compliance with at December 31, 2014. At such date, the Company had approximately $423.2 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $483.5 million, and had $100.0 million of borrowings outstanding under the Credit Agreement.
As of December 31, 2014, Watford Re had a $200 million line of credit facility that expires on May 19, 2015. At December 31, 2014, Watford Re had $26.0 million in outstanding letters of credit under that credit facility. Watford Re was in compliance with all covenants contained in its credit facility at December 31, 2014.
Leases and Purchase Obligations
At December 31, 2014, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases are as follows:

2015	$23,343
2016	23,670
2017	22,539
2018	20,803
2019	17,705
Thereafter	46,672
Total	$154,732
All of these leases are for the rental of office space, with expiration terms that range from 2015 to 2024. Rental expense, net of income from subleases, was approximately $23.1 million, $18.7 million and $17.1 million for 2014, 2013 and 2012, respectively.
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $22.2 million and $35.9 million at December 31, 2014 and 2013, respectively.
Employment and Other Arrangements
At December 31, 2014, the Company has entered into employment agreements with certain of its executive officers for periods extending up to March 2018. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Senior Notes
On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes due May 1, 2034 (“ACGL Senior Notes”). The ACGL Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the ACGL Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the ACGL Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the ACGL Senior Notes at December 31, 2014 and 2013 was $462.4 million and $381.0 million, respectively.
On December 13, 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500.0 million principal amount of 5.144% senior notes due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and ACGL, respectively. Interest payments on the Arch-U.S. Senior Notes are due on May 1st and November 1st of each year. Arch-U.S. may redeem the Arch-U.S. Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the Arch-U.S. Senior Notes at December 31, 2014 and 2013 was $609.9 million and $514.1 million, respectively.
18.    Goodwill and Intangible Assets
The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with finite life	Total
Net balance at December 31, 2012	$—	$16,666	$21,593	$38,259
Acquisitions	—	—	—	—
Amortization	—	—	(11,170)	(11,170)
Foreign currency translation adjustment	—	—	230	230
Net balance at December 31, 2013	—	16,666	10,653	27,319
Acquisitions	14,965	16,858	76,435	108,258
Amortization	—	—	(25,520)	(25,520)
Foreign currency translation adjustment	(19)	—	(499)	(518)
Net balance at December 31, 2014	$14,946	$33,524	$61,069	$109,539

Gross balance at December 31, 2014	$14,965	$33,524	$124,908	$173,397
Accumulated amortization	—	—	(63,439)	(63,439)
Foreign currency translation adjustment	(19)	—	(400)	(419)
Net balance at December 31, 2014	$14,946	$33,524	$61,069	$109,539

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Balance
December 31, 2014
Acquired insurance contracts	$77,574	$(47,710)	$(107)	$29,757
Operating platform	29,900	(5,482)		24,418
Customer relationships	25,910	(12,283)	(293)	13,334
Goodwill	14,965	—	(19)	14,946
Insurance licenses	33,524	—	—	33,524
Unfavorable service contract	(9,533)	2,229	—	(7,304)
Other	1,057	(193)	—	864
Total	$173,397	$(63,439)	$(419)	$109,539

December 31, 2013
Acquired insurance contracts	$31,102	$(28,208)	$—	$2,894
Customer relationships	17,371	(9,711)	99	7,759
Insurance licenses	16,666	—	—	16,666
Total	$65,139	$(37,919)	$99	$27,319
The expected remaining amortization expense for intangible assets with a finite life is $21.8 million for 2015, $17.0 million for 2016, $13.3 million for 2017, $9.4 million for 2018 and $0.8 million for 2019. The estimated remaining useful lives of these assets range from two to eight years at December 31, 2014.
The Company’s impairment reviews for goodwill and intangible assets did not result in the recognition of impairment losses for 2014, 2013 and 2012.
19.    Shareholders’ Equity
Authorized and Issued
The authorized share capital of the Company consists of 600 million Common Shares, par value of $0.0033 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in the Company’s issued and outstanding Common Shares:

	Year Ended December 31,
	2014	2013	2012
Common Shares:
Shares issued and outstanding, beginning of year	169,560,591	168,255,572	164,636,338
Shares issued (1)	1,493,524	811,732	2,066,065
Restricted shares issued, net of cancellations	618,293	493,287	1,553,169
Shares issued, end of year	171,672,408	169,560,591	168,255,572
Common shares in treasury, end of year	(44,304,474)	(35,885,707)	(34,412,959)
Shares issued and outstanding, end of year	127,367,934	133,674,884	133,842,613

(1)	Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchases
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009, a $1.0 billion authorization in February 2011 and a $629.2 million authorization in November 2014. Since the inception of the share repurchase program through December 31, 2014, ACGL has repurchased approximately 118.1 million common shares for an aggregate purchase price of $3.24 billion. During 2014, ACGL repurchased 8.2 million common shares for an aggregate purchase price of $454.1 million, compared to 1.3 million common shares for an aggregate purchase price of $57.8 million during 2013 and 3.9 million common shares for an aggregate purchase price of $172.1 million during 2012. Weighted average shares outstanding for 2014 were reduced by 111.9 million shares, compared to 109.6 million shares for 2013 and 105.0 million shares for 2012. At December 31, 2014, approximately $887.1 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Treasury Shares
In May 2010, ACGL’s shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL’s board of directors. From May 5, 2010 to December 31, 2014, all repurchases of ACGL’s common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2014, the Company held 44.3 million shares for an aggregate cost of $1.56 billion in treasury, at cost.
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
Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.75% of the $25.00 liquidation preference per annum. The Company paid dividends of $21.9 million in 2014, compared to $21.9 million in 2013 and $28.4 million in 2012 to holders of the Company’s preferred shares.
20.    Share-Based Compensation
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The number of common shares reserved for grants of awards under the 2012 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure is 7,433,924 which is the sum of (i) 4,280,000 and (ii) 3,153,924 shares remaining available for grants under the 2007 Plan. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or SARs) and no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2014, 980,571 shares are available for grant under the 2012 Plan.
On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the “ESPP”). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Code. A total of 2,250,000 common shares are reserved for issuance under the ESPP. At December 31, 2014, approximately 762,293 shares remain available for issuance. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant’s right to purchase stock under the ESPP cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year. The Company recorded $1.6 million of share-based compensation expense, net of a tax benefit of $0.1 million, related to the ESPP for 2014, compared to $1.4 million, net of a tax benefit of $0.1 million, for 2013 and $1.1 million, net of a tax benefit of $0.1 million, for 2012.
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
Stock Options and Stock Appreciation Rights
The Company generally issues stock options and SARs to eligible employees, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates. Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In addition, in November 2012 the Company issued off-cycle stock options and SARs to certain employees, which will cliff vest on the fifth anniversary of the grant date. Option awards and SARs have a 10 year contractual life. Refer to Note 3(m) for details related to the Company’s accounting for stock options and SARs.
The Company recorded after-tax share-based compensation expense of $12.5 million related to stock options and SARs for 2014, net of a tax benefit of $2.1 million, compared to $10.6 million for 2013, net of a tax benefit of $2.0 million, and $8.5 million for 2012, net of a tax benefit of $1.8 million. As of December 31, 2014, there was approximately $14.8 million of unrecognized compensation cost related to nonvested stock options and SARs. Such cost is expected to be recognized over a weighted average period of 1.8 years.
For purposes of determining estimated market value, the Company has computed the estimated market values of share-based compensation related to stock options and SARs using the Black-Scholes option valuation model and has

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applied the assumptions set forth in the following table. As described above, stock options and SARs generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The expected life assumption (i.e., the estimated period of time between the date an option or SAR is granted and the date the option or SAR is exercised) was based on an expected term analysis which incorporated the Company’s historical exercise experience. The Company based its estimate of expected volatility for stock options and SARs granted during 2014 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company’s transition as a worldwide insurance and reinsurance company. For stock options and SARs granted during 2013 and 2012, the Company based its volatility estimate under the same method used for 2014, using the period from September 20, 2002 through the last day of the applicable period.

	Year Ended December 31,
	2014	2013	2012
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	22.8%	23.6%	24.3%
Risk free interest rate	1.9%	1.0%	1.0%
Expected option life	6.0 years	6.0 years	6.25 years
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
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2014 is presented below:

	Year Ended December 31, 2014
	Number of Options / SARs	Weighted Average Exercise Price
Outstanding, beginning of year	8,338,480	$28.82
Granted	1,078,036	$56.71
Exercised	(1,542,828)	$18.62
Forfeited or expired	(69,655)	$46.91
Outstanding, end of year	7,804,033	$34.52
Exercisable, end of year	5,558,439	$28.91
The weighted average grant-date fair value of stock options and SARs granted during 2014, 2013 and 2012 was $14.77, $12.96 and $10.61, respectively. The aggregate intrinsic value of stock options and SARs exercised during 2014, 2013 and 2012 was approximately $58.4 million, $21.7 million, and $64.0 million, respectively and represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. Shares issued upon exercise of stock options and SARs were from the Company’s authorized but unissued share capital pool.
The aggregate intrinsic value of the Company’s outstanding and exercisable stock options and SARs at December 31, 2014 was $191.8 million and $167.8 million, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable stock options and SARs at December 31, 2014 was 5.7 years and 4.6 years, respectively. During 2014, the Company received proceeds of $11.0 million from the exercise of stock options and recognized a tax benefit of $8.9 million from the exercise of stock options and SARs.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, in November 2012 the Company issued off-cycle restricted share and unit awards to certain employees, which will cliff vest on the fifth anniversary of the grant date. Refer to Note 3(m) for details related to the Company’s accounting for restricted share and unit awards.
The Company recorded $30.0 million of share-based compensation expense, net of a tax benefit of $8.4 million, related to restricted share and unit awards for 2014, compared to $27.4 million, net of a tax benefit of $7.8 million, for 2013 and $24.6 million, net of a tax benefit of $6.3 million, for 2012. As of December 31, 2014 , there were $48.5 million and $8.1 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards which are expected to be recognized over a weighted average period of 1.7 years and 1.8 years, respectively.
A summary of unvested restricted share and unit activity under the Company’s Long Term Incentive and Share Award Plans for 2014 is presented below:

	Year Ended December 31, 2014
	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,943,125	308,322
Granted	660,043	107,426
Vested	(591,576)	(88,210)
Forfeited	(41,750)	(22,405)
Unvested balance, end of year	1,969,842	305,133

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$43.55	$43.32
Granted	$56.94	$57.18
Vested	$41.89	$41.86
Forfeited	$46.54	$45.07
Unvested balance, end of year	$48.47	$48.49
During 2014, 2013 and 2012, the Company granted an aggregate of 767,469, 590,118 and 1,819,657 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $56.97, $53.21 and $40.75, respectively. During 2014, 2013 and 2012, the aggregate fair value of restricted shares and units that vested was $38.6 million, $41.0 million and $33.2 million, respectively. The aggregate intrinsic value of restricted units outstanding at December 31, 2014 was $26.4 million, and the aggregate intrinsic value of restricted units vested and deferred was $8.4 million.
The issuance of share-based awards and amortization thereon has no effect on the Company’s consolidated shareholders’ equity.
21.    Retirement Plans
For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2014, 2013 and 2012, the Company expensed $26.8 million, $21.5 million and $19.3 million, respectively, related to these retirement plans.
22.    Legal Proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2014, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Statutory Information
The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2014 and 2013 was as follows:

	December 31, 2014		December 31, 2013
	Actual (1)	Required (1)	Actual (1)	Required (1)
Statutory capital and surplus (1):
Bermuda	$6,447,803	$2,209,757	$5,416,948	$2,077,442
Ireland	553,561	463,877	533,283	458,666
United States	1,454,282	467,797	1,013,228	335,442
United Kingdom	384,525	307,596	392,734	353,330
Canada	79,123	58,837	77,877	74,951

(1)	Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory net income (loss):
Bermuda	$692,676	$719,267	$631,483
Ireland	43,197	(24,410)	(1,940)
United States	46,110	62,605	(21,517)
United Kingdom	13,016	(11,353)	(4,449)
Canada	1,517	(36,203)	—
Statutory accounting differs from U.S. GAAP in the reporting of certain items such as acquisition costs, deferred income taxes and investments.
Bermuda
Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), Arch Re Bermuda, the Company’s Bermuda reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the Bermuda Monetary Authority (“BMA”). The Insurance Act also requires Arch Re Bermuda to maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2014, all such requirements were met.
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
The Bermuda Companies Act 1981 (the “Companies Act”) limits Arch Re Bermuda’s ability to pay dividends and distributions to shareholders if there are reasonable grounds for believing that: (a) Arch Re Bermuda is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of Arch Re Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $1.36 billion to ACGL during 2015 without providing an affidavit to the BMA.
Watford Re is registered as a Class 4 insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the BMA. The Insurance Act also requires Watford Re to maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2014, all such requirements were met.
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
Under Irish company law, Arch Re Europe and Arch MI Europe are permitted to make distributions only out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. Dividends or distributions, if any, made by Arch Re Europe would result in an increase in available capital at Arch Re Bermuda.
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
The Company’s U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company’s regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $110 million of dividends during 2015 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of the $110 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payments; or (2) the Commissioner shall have approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.
Arch MI U.S. is subject to detailed regulation both by its domiciliary and primary regulator, the Wisconsin Office of the Commissioner of Insurance, and by state insurance departments in each state in which it is licensed. In addition, Arch MI U.S. is currently approved by the GSEs as an eligible mortgage insurer. In addition to existing eligibility requirements applicable to all eligible mortgage insurers, the GSEs imposed conditions in connection with their approvals of Arch MI U.S. as a qualified mortgage insurer. These conditions require, among other things, that Arch MI U.S.: (i) maintain, through December 31, 2016, minimum capital funding of $400 million which may consist of statutory capital (policyholders’ surplus plus contingency reserves), dedicated reinsurance trust assets for any primary business reinsured and a value for purchased technology assets; (ii) maintain minimum statutory capital (defined as policyholders’ surplus plus contingency reserves) of no less than $260 million; (ii) maintain a risk-to-capital ratio of no greater than 18 to 1; and (iv) refrain from paying dividends to affiliates for three years commencing February 2014.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canada
Arch Insurance Canada, which commenced underwriting on January 1, 2013, and the Canadian branch of Arch Re U.S. (“Arch Re Canada”), which commenced underwriting on January 1, 2015, are subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance companies operating in Canada. The primary goal of OSFI is to supervise the safety and soundness of insurance companies with the aim of securing the appropriate level of protection of insureds by imposing risk management, solvency and capital requirements on such companies. Arch Insurance Canada and Arch Re Canada are subject to regulation in the provinces and territories in which they underwrite insurance/reinsurance, and the primary goal of insurance/reinsurance regulation at the provincial and territorial levels is to govern the market conduct of insurance/reinsurance companies. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory. Arch Re Canada is licensed to carry-on reinsurance business by OSFI and in the province of Ontario.
Under the Insurance Companies Act (Canada), Arch Insurance Canada is required to maintain an adequate amount of capital in Canada, calculated in accordance with a test promulgated by OSFI called the Minimum Capital Test (“MCT”), and Arch Re Canada is required to maintain an adequate margin of assets over liabilities in Canada, calculated in accordance with a test promulgated by OSFI called the Branch Adequacy of Assets Test. Arch Insurance Canada and Arch Re Canada are required to file financial information with OSFI on an ongoing basis, including annual audited financial statements in accordance with IFRS. Dividends or distributions, if any, made by Arch Insurance Canada would result in an increase in available capital at Arch Insurance Company (see “—United States” section).
24.    Unaudited Condensed Quarterly Financial Information
The following table summarizes the Company’s 2014 and 2013 unaudited condensed quarterly financial information (including the results of the ‘other’ segment):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2014
Net premiums written	$895,481	$959,539	$971,928	$1,064,990
Net premiums earned	923,165	903,651	907,152	859,780
Net investment income	82,496	80,105	72,990	66,994
Net realized gains	10,561	18,515	54,144	19,697
Net impairment losses recognized in earnings	(3,837)	(8,593)	(14,749)	(2,971)
Underwriting income	113,464	101,087	124,091	132,456
Net income	207,134	223,264	211,717	179,145
Preferred dividends	(5,485)	(5,484)	(5,485)	(5,484)
Net income available to Arch common shareholders	209,679	223,191	202,531	177,016
Net income per common share -- basic	$1.65	$1.69	$1.53	$1.34
Net income per common share -- diluted	$1.60	$1.64	$1.48	$1.30

Year Ended December 31, 2013
Net premiums written	$748,921	$839,135	$810,535	$952,776
Net premiums earned	839,366	795,000	758,816	752,770
Net investment income	67,095	66,083	68,369	65,672
Net realized gains (losses)	9,048	(6,022)	12,652	58,340
Net impairment losses recognized in earnings	(88)	(728)	(724)	(2,246)
Underwriting income	128,318	110,992	96,029	116,398
Net income	161,490	114,825	176,940	256,476
Preferred dividends	(5,485)	(5,484)	(5,485)	(5,484)
Net income available to Arch common shareholders	156,005	109,341	171,455	250,992
Net income per common share -- basic	$1.19	$0.83	$1.31	$1.92
Net income per common share -- diluted	$1.14	$0.80	$1.26	$1.85

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Guarantor Financial Information
The following tables present condensed consolidating balance sheets at December 31, 2014 and 2013 and condensed consolidating statements of income, comprehensive income and cash flows for 2014, 2013 and 2012 for ACGL, Arch-U.S., a 100% owned subsidiary of ACGL, and ACGL's other subsidiaries.

	December 31, 2014
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$107	$62,867	$15,268,275	$—	$15,331,249
Cash	3,218	2,787	479,697	—	485,702
Investments in subsidiaries	6,536,644	1,685,185	—	(8,221,829)	—
Due from subsidiaries and affiliates	48	7,517	370,429	(377,994)	—
Premiums receivable	—	—	1,331,511	(382,816)	948,695
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,584,973	(3,772,128)	1,812,845
Contractholder receivables	—	—	1,309,192	—	1,309,192
Prepaid reinsurance premiums	—	—	1,373,008	(995,930)	377,078
Deferred acquisition costs, net	—	—	414,525	—	414,525
Other assets	7,590	49,576	1,689,670	(416,579)	1,330,257
Total assets	$6,547,607	$1,807,932	$27,821,280	$(14,167,276)	$22,009,543

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,784,030	$(3,747,582)	$9,036,448
Unearned premiums	—	—	3,227,508	(995,930)	2,231,578
Reinsurance balances payable	—	—	589,289	(369,977)	219,312
Contractholder payables	—	—	1,309,192	—	1,309,192
Deposit accounting liabilities	—	—	587,050	(259,666)	327,384
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	417	7,505	370,072	(377,994)	—
Other liabilities	17,137	49,403	994,741	(194,298)	866,983
Total liabilities	417,554	556,908	19,861,882	(5,945,447)	14,890,897

Redeemable noncontrolling interests (1)	—	—	219,512	—	219,512

Shareholders' Equity
Total shareholders' equity available to Arch	6,130,053	1,251,024	6,970,805	(8,221,829)	6,130,053
Non-redeemable noncontrolling interests (1)	—	—	769,081	—	769,081
Total shareholders' equity	6,130,053	1,251,024	7,739,886	(8,221,829)	6,899,134

Total liabilities, noncontrolling interests and shareholders' equity	$6,547,607	$1,807,932	$27,821,280	$(14,167,276)	$22,009,543
(1) See Note 4.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$2,530	$408,957	$13,200,247	$—	$13,611,734
Cash	3,223	509	430,325	—	434,057
Investments in subsidiaries	6,046,060	1,258,889	—	(7,304,949)	—
Due from subsidiaries and affiliates	2,251	—	405,110	(407,361)	—
Premiums receivable	—	—	1,085,369	(331,445)	753,924
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,645,156	(3,840,826)	1,804,330
Contractholder receivables	—	—	1,064,246	—	1,064,246
Prepaid reinsurance premiums	—	—	1,109,312	(780,969)	328,343
Deferred acquisition costs, net	—	—	342,314	—	342,314
Other assets	6,598	60,342	1,714,651	(554,445)	1,227,146
Total assets	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,625,766	$(3,801,070)	$8,824,696
Unearned premiums	—	—	2,677,334	(780,969)	1,896,365
Reinsurance balances payable	—	—	662,394	(466,227)	196,167
Contractholder payables	—	—	1,064,246	—	1,064,246
Deposit accounting liabilities	—	—	758,490	(337,193)	421,297
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	18	10,250	397,093	(407,361)	—
Other liabilities	13,148	33,206	691,699	(122,226)	615,827
Total liabilities	413,166	543,456	18,877,022	(5,915,046)	13,918,598

Redeemable noncontrolling interests	—	—	—	—	—

Shareholders' Equity
Total shareholders' equity available to Arch	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496
Non-redeemable noncontrolling interests	—	—	—	—	—
Total shareholders' equity	5,647,496	1,185,241	6,119,708	(7,304,949)	5,647,496

Total liabilities, noncontrolling interests and shareholders' equity	$6,060,662	$1,728,697	$24,996,730	$(13,219,995)	$19,566,094

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$3,593,748	$—	$3,593,748
Net investment income	—	—	326,831	(24,246)	302,585
Net realized gains	—	5	102,912	—	102,917
Net impairment losses recognized in earnings	—	—	(30,150)	—	(30,150)
Other underwriting income	—	—	10,142	—	10,142
Equity in net income of investment funds accounted for using the equity method	—	—	19,883	—	19,883
Other income (loss)	—	—	(10,252)	—	(10,252)
Total revenues	—	5	4,013,114	(24,246)	3,988,873

Expenses
Losses and loss adjustment expenses	—	—	1,919,250	—	1,919,250
Acquisition expenses	—	—	657,262	—	657,262
Other operating expenses	46,074	3,387	556,763	—	606,224
Interest expense	23,423	25,817	20,640	(24,246)	45,634
Net foreign exchange gains	—	—	(53,222)	(30,522)	(83,744)
Total expenses	69,497	29,204	3,100,693	(54,768)	3,144,626

Income (loss) before income taxes	(69,497)	(29,199)	912,421	30,522	844,247
Income tax benefit (expense)	—	10,125	(33,112)	—	(22,987)
Income (loss) before equity in net income of subsidiaries	(69,497)	(19,074)	879,309	30,522	821,260
Equity in net income of subsidiaries	903,852	53,584	—	(957,436)	—
Net income	834,355	34,510	879,309	(926,914)	821,260
Amounts attributable to noncontrolling interests (1)	—	—	13,095	—	13,095
Net income available to Arch	834,355	34,510	892,404	(926,914)	834,355
Preferred dividends	(21,938)	—	—	—	(21,938)
Net income available to Arch common shareholders	$812,417	$34,510	$892,404	$(926,914)	$812,417

Comprehensive income available to Arch	$888,247	$33,671	$976,821	$(1,010,492)	$888,247
(1) See Note 4.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$3,145,952	$—	$3,145,952
Net investment income	—	31	307,449	(40,261)	267,219
Net realized gains	—	—	74,018	—	74,018
Net impairment losses recognized in earnings	—	—	(3,786)	—	(3,786)
Other underwriting income	—	—	7,639	—	7,639
Equity in net income of investment funds accounted for using the equity method	—	—	35,701	—	35,701
Other income (loss)	—	—	(586)	—	(586)
Total revenues	—	31	3,566,387	(40,261)	3,526,157

Expenses
Losses and loss adjustment expenses	—	—	1,679,424	—	1,679,424
Acquisition expenses	—	—	564,103	—	564,103
Other operating expenses	38,702	2,691	459,337	—	500,730
Interest expense	23,272	1,316	42,733	(40,261)	27,060
Net foreign exchange losses	—	—	2,145	10,190	12,335
Total expenses	61,974	4,007	2,747,742	(30,071)	2,783,652

Income (loss) before income taxes	(61,974)	(3,976)	818,645	(10,190)	742,505
Income tax benefit (expense)	—	1,383	(34,157)	—	(32,774)
Income (loss) before equity in net income of subsidiaries	(61,974)	(2,593)	784,488	(10,190)	709,731
Equity in net income of subsidiaries	771,705	25,644	—	(797,349)	—
Net income	709,731	23,051	784,488	(807,539)	709,731
Amounts attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	709,731	23,051	784,488	(807,539)	709,731
Preferred dividends	(21,938)	—	—	—	(21,938)
Net income available to Arch common shareholders	$687,793	$23,051	$784,488	$(807,539)	$687,793

Comprehensive income (loss) available to Arch	$497,678	$(28,330)	$562,245	$(533,915)	$497,678

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$2,935,140	$—	$2,935,140
Net investment income	4	8	321,805	(26,922)	294,895
Net realized gains	—	—	194,228	—	194,228
Net impairment losses recognized in earnings	—	—	(11,388)	—	(11,388)
Other underwriting income	—	—	8,090	—	8,090
Equity in net income of investment funds accounted for using the equity method	—	—	73,510	—	73,510
Other income (loss)	—	—	(12,094)	—	(12,094)
Total revenues	4	8	3,509,291	(26,922)	3,482,381

Expenses
Losses and loss adjustment expenses	—	—	1,861,277	—	1,861,277
Acquisition expenses	—	—	508,884	—	508,884
Other operating expenses	35,570	1,218	428,565	—	465,353
Interest expense	23,496	—	31,951	(26,922)	28,525
Net foreign exchange losses	—	—	21,787	7,168	28,955
Total expenses	59,066	1,218	2,852,464	(19,754)	2,892,994

Income (loss) before income taxes	(59,062)	(1,210)	656,827	(7,168)	589,387
Income tax benefit	—	424	3,586	—	4,010
Income (loss) before equity in net income of subsidiaries	(59,062)	(786)	660,413	(7,168)	593,397
Equity in net income of subsidiaries	652,459	9,738	—	(662,197)	—
Net income	593,397	8,952	660,413	(669,365)	593,397
Amounts attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	593,397	8,952	660,413	(669,365)	593,397
Preferred dividends	(25,079)	—	—	—	(25,079)
Loss on repurchase of preferred shares	(10,612)	—	—	—	(10,612)
Net income available to Arch common shareholders	$557,706	$8,952	$660,413	$(669,365)	$557,706

Comprehensive income available to Arch	$726,491	$2,796	$786,338	$(789,134)	$726,491

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$467,091	$8,142	$1,077,597	$(515,700)	$1,037,130
Investing Activities
Purchases of fixed maturity investments	—	(78,509)	(28,666,770)	—	(28,745,279)
Purchases of equity securities	—	—	(520,817)	—	(520,817)
Purchases of other investments	—	—	(2,257,481)	—	(2,257,481)
Proceeds from the sales of fixed maturity investments	—	16,011	26,807,181	—	26,823,192
Proceeds from the sales of equity securities	—	—	411,362	—	411,362
Proceeds from the sales of other investments	—	—	1,643,000	—	1,643,000
Proceeds from redemptions and maturities of fixed maturity investments	—	—	762,995	—	762,995
Net (purchases) sales of short-term investments	2,423	408,591	166,112	—	577,126
Change in investment of securities lending collateral	—	—	57,470	—	57,470
Contributions to subsidiaries	—	(341,707)	(128,825)	470,532	—
Issuance of intercompany loans	—	(7,500)	(7,500)	15,000	—
Repayments of intercompany loans	—	—	38,964	(38,964)	—
Purchase of business, net of cash acquired	—	—	(237,106)	—	(237,106)
Purchases of furniture, equipment and other assets	(271)	—	(19,612)	—	(19,883)
Net Cash Provided By (Used For) Investing Activities	2,152	(3,114)	(1,951,027)	446,568	(1,505,421)
Financing Activities
Purchases of common shares under share repurchase program	(454,137)	—	—	—	(454,137)
Proceeds from common shares issued, net	6,827	—	470,532	(470,532)	6,827
Proceeds from intercompany loans	—	7,500	7,500	(15,000)	—
Repayments of intercompany loans	—	(10,250)	(28,714)	38,964	—
Change in securities lending collateral	—	—	(57,470)	—	(57,470)
Third party investment in non-redeemable noncontrolling interests (1)	—	—	796,903	—	796,903
Third party investment in redeemable noncontrolling interests (1)	—	—	219,233	—	219,233
Dividends paid to redeemable noncontrolling interests (1)	—	—	(14,448)	—	(14,448)
Dividends paid to parent (2)	—	—	(515,700)	515,700	—
Other	—	—	64,973	—	64,973
Preferred dividends paid	(21,938)	—	—	—	(21,938)
Net Cash Provided By (Used For) Financing Activities	(469,248)	(2,750)	942,809	69,132	539,943
Effects of exchange rates changes on foreign currency cash	—	—	(20,007)	—	(20,007)
Increase (decrease) in cash	(5)	2,278	49,372	—	51,645
Cash beginning of year	3,223	509	430,325	—	434,057
Cash end of year	$3,218	$2,787	$479,697	$—	$485,702
(1) See Note 4.
(2) Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$68,562	$(6,569)	$908,375	$(119,500)	$850,868
Investing Activities
Purchases of fixed maturity investments	—	—	(18,174,988)	—	(18,174,988)
Purchases of equity securities	—	—	(535,857)	—	(535,857)
Purchases of other investments	—	—	(1,326,729)	—	(1,326,729)
Proceeds from the sales of fixed maturity investments	—	—	17,196,614	—	17,196,614
Proceeds from the sales of equity securities	—	—	462,787	—	462,787
Proceeds from the sales of other investments	—	—	1,162,707	—	1,162,707
Proceeds from redemptions and maturities of fixed maturity investments	—	—	731,708	—	731,708
Net (purchases) sales of short-term investments	5,799	(400,162)	(356,250)	—	(750,613)
Change in investment of securities lending collateral	—	—	(55,643)	—	(55,643)
Contributions to subsidiaries	(160)	(97,850)	(20,250)	118,260	—
Issuance of intercompany loans	—	—	(10,250)	10,250	—
Purchases of furniture, equipment and other assets	(712)	—	(16,787)	—	(17,499)
Net Cash Provided By (Used For) Investing Activities	4,927	(498,012)	(942,938)	128,510	(1,307,513)
Financing Activities
Purchases of common shares under share repurchase program	(57,796)	—	—	—	(57,796)
Proceeds from common shares issued, net	3,051	—	118,260	(118,260)	3,051
Proceeds from intercompany loans	—	10,250	—	(10,250)	—
Proceeds from borrowings	—	494,228	—	—	494,228
Change in securities lending collateral	—	—	55,643	—	55,643
Dividends paid to parent (1)	—	—	(119,500)	119,500	—
Other	—	—	50,830	—	50,830
Preferred dividends paid	(21,938)	—	—	—	(21,938)
Net Cash Provided By (Used For) Financing Activities	(76,683)	504,478	105,233	(9,010)	524,018
Effects of exchange rates changes on foreign currency cash	—	—	(4,357)	—	(4,357)
Increase (decrease) in cash	(3,194)	(103)	66,313	—	63,016
Cash beginning of year	6,417	612	364,012	—	371,041
Cash end of year	$3,223	$509	$430,325	$—	$434,057
(1) Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$209,500	$(8,086)	$978,679	$(258,490)	$921,603
Investing Activities
Purchases of fixed maturity investments	—	—	(17,568,592)	—	(17,568,592)
Purchases of equity securities	—	—	(268,999)	—	(268,999)
Purchases of other investments	—	—	(1,000,049)	—	(1,000,049)
Proceeds from the sales of fixed maturity investments	—	—	16,366,306	—	16,366,306
Proceeds from the sales of equity securities	—	—	313,617	—	313,617
Proceeds from the sales of other investments	—	—	443,630	—	443,630
Proceeds from redemptions and maturities of fixed maturity investments	—	—	1,115,594	—	1,115,594
Net (purchases) sales of short-term investments	(5,094)	1,986	189,027	—	185,919
Change in investment of securities lending collateral	—	—	6,190	—	6,190
Contributions to subsidiaries	—	—	(38,576)	38,576	—
Purchase of business, net of cash acquired	—	—	28,948	—	28,948
Purchases of furniture, equipment and other assets	(65)	—	(18,467)	—	(18,532)
Net Cash Provided By (Used For) Investing Activities	(5,159)	1,986	(431,371)	38,576	(395,968)
Financing Activities
Proceeds from issuance of Series C preferred shares issued, net	315,763	—	—	—	315,763
Repurchase of Series A and B preferred shares	(325,000)	—	—	—	(325,000)
Purchases of common shares under share repurchase program	(172,056)	—	—	—	(172,056)
Proceeds from common shares issued, net	7,033	—	38,576	(38,576)	7,033
Repayments of borrowings	—	—	(310,868)	—	(310,868)
Change in securities lending collateral	—	—	(6,190)	—	(6,190)
Dividends paid to parent (1)	—	—	(258,490)	258,490	—
Other	—	—	6,664	—	6,664
Preferred dividends paid	(28,381)	—	—	—	(28,381)
Net Cash Provided By (Used For) Financing Activities	(202,641)	—	(530,308)	219,914	(513,035)
Effects of exchange rates changes on foreign currency cash	—	—	6,742	—	6,742

Increase (decrease) in cash	1,700	(6,100)	23,742	—	19,342
Cash beginning of year	4,717	6,712	340,270	—	351,699
Cash end of year	$6,417	$612	$364,012	$—	$371,041
(1) Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2014, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2015, which we intend to file with the SEC pursuant to Regulation 14A before April 30, 2015. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2015, which Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2015, which Proxy Statement is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2015, which Proxy Statement is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2015, which Proxy Statement is incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements
Included in Part II – see Item 8 of this report.

2.	Financial Statement Schedules

Page No.

III. Supplementary Insurance Information
For the years ended December 31, 2014, 2013 and 2012	218

IV. Reinsurance
For the years ended December 31, 2014, 2013 and 2012	219

VI. Supplementary Information for Property and Casualty Insurance Underwriters
For the years ended December 31, 2014, 2013 and 2012	220
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

3.	Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of ACGL(b)
3.2	Bye-Laws of ACGL(x)
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital(x)
4.1	Certificate of Designations of Series C Non-Cumulative Preferred Shares(aa)
4.2.1	Specimen Common Share Certificate(c)
4.2.2	Specimen Series C Non-Cumulative Preferred Share Certificate(aa)
4.3	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”)(h)
4.3	Indenture and First Supplemental Indenture, dated as of December 13, 2013, between Arch Capital Group (U.S.) Inc. (“Arch U.S.”), ACGL and The Bank of New York Mellon, as trustee (jj)
10.1.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)(e)†
10.1.2	First Amendment to the 2002 Plan(f)†
10.1.3	Second Amendment to the 2002 Plan(t)†
10.2	Second Amended and Restated ACGL Incentive Compensation Plan(t)†
10.3	ACGL 2007 Long Term Incentive and Share Award Plan(o)†
10.4.1	ACGL 2012 Long Term Incentive and Share Award Plan(z)†
10.4.2	ACGL 2007 Employee Share Purchase Plan (“2007 ESPP”)(o)†
10.4.3	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007(p)†
10.5.1
Restricted Share Unit Agreement-Constantine Iordanou-February 20, 2003 grant (“February RSU Agreement”)(g), First Amendment to February RSU Agreement-December 9, 2008 grant(t) and Second Amendment to February RSU Agreement-July 9, 2009 grant(u)†

10.5.2	Restricted Share Unit Agreement with ACGL-Mark D. Lyons-May 9, 2008 grant(s), May 6, 2009 grant(v), May 5, 2010 grant(w), May 6, 2011 grant(y) and May 9, 2012 grant (dd)†
10.5.3	Restricted Share Unit Agreement with ACGL - David McElroy - September 6, 2012 grant(hh) and May 9, 2013 grant(ii)†

10.5.4	Restricted Share Agreement with ACGL-Mark D. Lyons-September 6, 2012 grant(hh)†
10.5.5	Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson-November 12, 2012 grants(hh)†
10.5.6
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings, David H. McElroy and Marc Grandisson-May 9, 2012 grant(dd)†

10.5.7
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings, Mark D. Lyons and Marc Grandisson-May 9, 2013 grants (ii)†

10.5.8	Restricted Share Agreement with ACGL. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 9, 2014 grants (ll)†
10.5.9
Restricted Share Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo for May 13, 2014 grants (ll)†

10.5.10	Restricted Share Unit Agreement, dated as of May 13, 2014, between Arch Capital Group Ltd. and David McElroy (ll)†
10.5.11	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Louis J. Paglia and Eugene S. Sunshine for July 14, 2014 grants (nn)†
10.6.1	Stock Option Agreement with ACGL-Marc Grandisson- November 15, 2005 grant(m)†
10.6.2	Stock Option Agreements with ACGL and Constantine Iordanou, John D. Vollaro and Marc Grandisson-February 23, 2006 grants(n)†
10.6.3	Stock Option Agreement with ACGL and W. Preston Hutchings-February 23, 2006 grant(n)†
10.7.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings-May 11, 2007 grants(p)†
10.7.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson-May 11, 2007 grants(p)†
10.7.3
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo-May 9, 2008 grants(s)†

10.7.4
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, John D. Vollaro and Louis T. Petrillo-May 6, 2009 grants(v)†

10.7.5
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo-May 5, 2010 grants(w) May 6, 2011 grants(y), May 9, 2012 grants(dd) and May 9, 2013 grants (includes David H. McElroy) (ii)†

10.7.6	Share Appreciation Right Agreement with ACGL-Constantine Iordanou-February 25, 2010 grant(dd),February 29, 2012 grant (dd) and September 6, 2012 grants (hh)†
10.7.7	Share Appreciation Right Agreement with ACGL-David H. McElroy-June 8, 2009 grant (ff) and September 6, 2012 grants (hh)†
10.7.8	Share Appreciation Right Agreement with ACGL-Mark D. Lyons-September 6, 2012 grant (hh)†
10.7.9
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo-November 12, 2012 grants (hh)†

10.7.10
Share Appreciation Right Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2014 grants (ll)†

10.7.11	Share Appreciation Right Agreement, dated as of February 28, 2014 between Arch Capital Group Ltd. and Mark D. Lyons (ll)†
10.7.12	Share Appreciation Right Agreement, dated as of February 28, 2014 between Arch Capital Group Ltd. and Constantine Iordanou (ll)†
10.8	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(a) and Amendment to Change in Control Agreement, dated as of December 31, 2008(t)†
10.9
Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(d), First Amendment to same, dated as of November 16, 2005(m) and Second Amendment to same, dated as of November 24, 2008(t)†

10.10	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(l) and Amendment to same, dated as of May 21, 2008(q)†
10.11	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro(r)†
10.12	Employment Agreement, dated as of July 25, 2012, between ACGL and Mark D. Lyons(bb)†
10.13	Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy(cc) and Amendment to same, dated as of July 25, 2012(cc)†
10.14	Amended and Restated Employment Agreement, dated October 1, 2014, between Arch Capital Group Ltd. and Constantine Iordanou (mm)
10.15	Assumption of Change in Control Agreements(c)†

10.16	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan(t)†
10.17
Asset Purchase Agreement, dated as of February 7, 2013 (“PMI Asset Purchase Agreement”), by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co. (the “Receiver”), Arch U.S. MI Services Inc. and Arch U.S.(ee) and the Amendment No.1, dated as of May 31, 2013, to the PMI Asset Purchase Agreement (gg)

10.18
Stock Purchase Agreement, dated as of February 7, 2013 (“CMG Stock Purchase Agreement”), by and among the Receiver, CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch U.S. MI Holdings Inc. and Arch U.S.(ee) and Amendment No. 1, dated as of May 31, 2013, to the CMG Stock Purchase Agreement (gg)

10.19.1
Stock Purchase Agreement, dated as of May 13, 2004, by and among Protective Underwriting Services, Inc. (“Protective”), Arch Capital Holdings Ltd. (“Arch Capital Holdings”) and ACGL, as amended by Amendment No. 1, dated as of July 9, 2004, Amendment No. 2, dated as of July 13, 2004, Amendment No. 3, dated as of July 16, 2004 and Amendment No. 4, dated as of July 28, 2004(i)

10.19.2	Waiver Letter Agreement related to the Stock Purchase Agreement, dated as of October 5, 2004, signed by Arch Capital Holdings, ACGL and Protective(j)
10.20
Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among Arch Capital Group Ltd. and its subsidiaries, Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Reinsurance Europe Underwriting Limited, Arch Insurance Company, Arch Specialty Insurance Company and Arch Insurance Company (Europe) Limited, and Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association and Lloyds Bank plc, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto (kk)

12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Power of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(k)(jj)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (filed herewith)

(a)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 8, 2000, and incorporated by reference.

(b)
Filed as an annex to our Definitive Proxy Statement/Prospectus included in our Registration Statement on Form S-4 (No. 333-45418), as filed with the SEC on September 26, 2000, and incorporated by reference.

(c)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001, and incorporated by reference.

(d)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on January 4, 2002, and incorporated by reference.

(e)	Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2002, as filed with the SEC on August 14, 2002, and incorporated by reference.

(f)	Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2003, as filed with the SEC on November 12, 2003, and incorporated by reference.

(g)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 10, 2004, and incorporated by reference.

(h)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 7, 2004, and incorporated by reference.

(i)	Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2004, as filed with the SEC on August 9, 2004, and incorporated by reference.

(j)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 8, 2004, and incorporated by reference.

(k)	Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(l)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 9, 2005, and incorporated by reference.

(m)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 13, 2006, and incorporated by reference.

(n)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2006, as filed with the SEC on November 9, 2006, and incorporated by reference.

(o)	Filed as an appendix to our Definitive Proxy Statement, as filed with the SEC on April 3, 2007, and incorporated by reference.

(p)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, and incorporated by reference.

(q)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2008, as filed with the SEC on August 8, 2008, and incorporated by reference.

(r)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 28, 2008, and incorporated by reference.

(s)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2008, as filed with the SEC on November 10, 2008, and incorporated by reference.

(t)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009, and incorporated by reference.

(u)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2009, as filed with the SEC on November 9, 2009, and incorporated by reference.

(v)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, and incorporated by reference.

(w)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2010, as filed with the SEC on November 8, 2010, and incorporated by reference.

(x)	Filed as an exhibit to our Annual Report on Form 10-K for the period ending December 31, 2010, as filed with the SEC on February 28, 2011, and incorporated by reference.

(y)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2011, as filed with the SEC on November 8, 2011, and incorporated by reference.

(z)	Filed as an appendix to our Definitive Proxy Statement, as filed with the SEC on March 27, 2012, and incorporated by reference.

(aa)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 2, 2012, and incorporated by reference.

(bb)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 30, 2012, and incorporated by reference.

(cc)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2012, as filed with the SEC on August 8, 2012, and incorporated by reference.

(dd)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2012, as filed with the SEC on November 9, 2012, and incorporated by reference.

(ee)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 8, 2013, and incorporated by reference.

(ff)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013, and incorporated by reference.

(gg)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 5, 2013, and incorporated by reference.

(hh)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2013, as filed with the SEC on August 9, 2013, and incorporated by reference.

(ii)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2013, as filed with the SEC on November 8, 2013, and incorporated by reference.

(jj)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 13, 2013, and incorporated by reference.

(kk)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 1, 2014, and incorporated by reference.

(ll)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2014, as filed with the SEC on August 8, 2014, and incorporated by reference.

(mm)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 6, 2014, and incorporated by reference.

(nn)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2014, as filed with the SEC on November 7, 2014, and incorporated by reference.

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
February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Constantine Iordanou
Constantine Iordanou	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/s/ Mark D. Lyons
Mark D. Lyons	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 27, 2015

*
John L. Bunce. Jr.	Director	February 27, 2015

*
Eric W. Doppstadt	Director	February 27, 2015

*
Kewsong Lee	Director	February 27, 2015

*
Yiorgos Lillikas	Director	February 27, 2015

Name	Title	Date

*
James J. Meenaghan	Director	February 27, 2015

*
Deanna M. Mulligan	Director	February 27, 2015

*
Louis J. Paglia	Director	February 27, 2015

*
John M. Pasquesi	Director	February 27, 2015

*
Brian S. Posner	Director	February 27, 2015

*
Eugene S. Sunshine	Director	February 27, 2015

*
John D. Vollaro	Director	February 27, 2015
___________________

*	By Mark D. Lyons, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ Mark D. Lyons
Name:	Mark D. Lyons Attorney-in-Fact

SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2014
Insurance	$178,545	$6,161,500	$1,237,099	$2,017,370	NM	$1,260,953	$316,308	$335,157	$2,146,654
Reinsurance	148,130	2,690,070	666,233	1,279,328	NM	532,450	261,438	147,964	1,265,991
Mortgage	38,321	118,550	148,232	193,573	NM	55,674	49,400	66,891	204,837
Other	49,529	66,328	180,014	103,477	NM	70,173	30,116	6,268	274,456
Total	$414,525	$9,036,448	$2,231,578	$3,593,748	NM	$1,919,250	$657,262	$556,280	$3,891,938
December 31, 2013
Insurance	158,121	6,137,121	1,192,188	1,876,014	NM	1,188,445	311,904	315,387	1,948,796
Reinsurance	167,642	2,680,288	612,725	1,218,672	NM	486,236	234,373	134,563	1,313,001
Mortgage	16,551	7,287	91,452	51,266	NM	4,743	17,826	8,377	89,570
Total	$342,314	$8,824,696	$1,896,365	$3,145,952	NM	$1,679,424	$564,103	$458,327	$3,351,367
December 31, 2012
Insurance	$141,962	$6,149,247	$1,077,211	$1,800,343	NM	$1,283,841	$298,983	$307,489	$1,825,334
Reinsurance	106,677	2,781,424	517,619	1,118,127	NM	574,821	204,903	118,245	1,158,790
Mortgage	14,183	2,621	53,148	16,670	NM	2,615	4,998	4,301	68,111
Total	$262,822	$8,933,292	$1,647,978	$2,935,140	NM	$1,861,277	$508,884	$430,035	$3,052,235

(1)	The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 5 for information related to the ‘other’ segment.

(2)	Certain other operating expenses relate to the Company’s corporate segment (non-underwriting). Such amounts are not reflected in the table above. See Note 5.

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2014
Premiums Written:
Insurance	$2,974,996	$(862,015)	$33,673	$2,146,654	1.6%
Reinsurance	22,405	(261,255)	1,504,841	1,265,991	118.9%
Mortgage	103,545	(22,519)	123,811	204,837	60.4%
Other	—	(14,171)	288,627	274,456	105.2%
Total	$3,100,946	$(948,678)	$1,739,670	$3,891,938	44.7%
Year Ended December 31, 2013
Premiums Written:
Insurance	$2,682,446	$(763,713)	$30,063	$1,948,796	1.5%
Reinsurance	72,136	(86,620)	1,327,485	1,313,001	101.1%
Mortgage	—	—	89,570	89,570	100.0%
Total	$2,754,582	$(845,256)	$1,442,041	$3,351,367	43.0%
Year Ended December 31, 2012
Premiums Written:
Insurance	$2,562,788	$(768,625)	$31,171	$1,825,334	1.7%
Reinsurance	111,076	(55,099)	1,102,813	1,158,790	95.2%
Mortgage	—	—	68,111	68,111	100.0%
Total	$2,673,864	$(816,926)	$1,195,297	$3,052,235	39.2%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2014	$414,525	$9,036,448	$14,732	$2,231,578	$3,593,748	$302,585	$2,246,152	$(326,902)	$657,262	$1,697,736	$3,891,938
2013	342,314	8,824,696	12,539	1,896,365	3,145,952	267,219	1,943,466	(264,042)	564,103	1,708,817	3,351,367
2012	262,822	8,933,292	10,485	1,647,978	2,935,140	294,895	2,082,805	(221,528)	508,884	1,465,379	3,052,235