Form 10-Q
period 2015-03-31
ARCH CAPITAL GROUP LTD.
filed 2015-05-08
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-26456

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)

Not Applicable
(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road, Pembroke HM 08
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

As of May 5, 2015, there were 124,030,813 common shares, $0.0033 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2015 and March 31, 2014, and the consolidated statements of changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2015 and March 31, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 8, 2015

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $10,343,330 and $10,701,557)	$10,427,810	$10,750,770
Short-term investments available for sale, at fair value (amortized cost: $859,167 and $801,758)	855,032	797,226
Investment of funds received under securities lending, at fair value (amortized cost: $253,159 and $40,473)	257,059	44,301
Equity securities available for sale, at fair value (cost: $578,520 and $562,534)	687,713	658,182
Other investments available for sale, at fair value (cost: $292,287 and $264,747)	329,677	296,224
Investments accounted for using the fair value option	2,441,986	2,435,532
Investments accounted for using the equity method	412,367	349,014
Total investments	15,411,644	15,331,249

Cash	471,012	485,702
Accrued investment income	73,282	74,316
Investment in joint venture (cost: $100,000)	90,724	90,426
Fixed maturities and short-term investments pledged under securities lending, at fair value	253,115	50,802
Premiums receivable	1,116,389	948,695
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,788,619	1,812,845
Contractholder receivables	1,339,433	1,309,192
Prepaid reinsurance premiums	421,908	377,078
Deferred acquisition costs, net	442,775	414,525
Receivable for securities sold	400,113	78,170
Goodwill and intangible assets	106,745	109,539
Other assets	933,921	927,004
Total assets	$22,849,680	$22,009,543

Liabilities
Reserve for losses and loss adjustment expenses	$8,928,950	$9,036,448
Unearned premiums	2,400,834	2,231,578
Reinsurance balances payable	200,444	219,312
Contractholder payables	1,339,433	1,309,192
Deposit accounting liabilities	284,828	327,384
Senior notes	800,000	800,000
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	263,216	50,529
Payable for securities purchased	554,625	128,413
Other liabilities	679,450	688,041
Total liabilities	15,551,780	14,890,897

Commitments and Contingencies
Redeemable noncontrolling interests	219,604	219,512

Shareholders' Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 171,832,868 and 171,672,408)	573	572
Additional paid-in capital	399,757	383,073
Retained earnings	7,132,423	6,854,571
Accumulated other comprehensive income, net of deferred income tax	158,023	128,856
Common shares held in treasury, at cost (shares: 47,072,027 and 44,304,474)	(1,727,074)	(1,562,019)
Total shareholders' equity available to Arch	6,288,702	6,130,053
Non-redeemable noncontrolling interests	789,594	769,081
Total shareholders' equity	7,078,296	6,899,134
Total liabilities, noncontrolling interests and shareholders' equity	$22,849,680	$22,009,543

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Revenues
Net premiums written	$1,066,995	$1,064,990
Change in unearned premiums	(156,731)	(205,210)
Net premiums earned	910,264	859,780
Net investment income	78,994	66,994
Net realized gains (losses)	83,348	19,697
Other-than-temporary impairment losses	(7,247)	(2,971)
Less investment impairments recognized in other comprehensive income, before taxes	1,448	—
Net impairment losses recognized in earnings	(5,799)	(2,971)

Other underwriting income	11,536	1,582
Equity in net income of investment funds accounted for using the equity method	5,889	3,253
Other income (loss)	(1,888)	(2,104)
Total revenues	1,082,344	946,231

Expenses
Losses and loss adjustment expenses	493,716	436,240
Acquisition expenses	163,076	160,342
Other operating expenses	157,882	145,799
Interest expense	12,736	14,404
Net foreign exchange (gains) losses	(66,501)	6,563
Total expenses	760,909	763,348

Income before income taxes	321,435	182,883
Income tax expense	(12,678)	(3,738)
Net income	$308,757	$179,145
Amounts attributable to noncontrolling interests	(25,421)	3,355
Net income available to Arch	283,336	182,500
Preferred dividends	(5,484)	(5,484)
Net income available to Arch common shareholders	$277,852	$177,016

Net income per common share
Basic	$2.24	$1.34
Diluted	$2.16	$1.30

Weighted average common shares and common share equivalents outstanding
Basic	124,209,276	131,857,910
Diluted	128,451,054	136,562,717

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Comprehensive Income
Net income	$308,757	$179,145
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	84,304	71,353
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,448)	—
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(30,932)	(21,249)
Foreign currency translation adjustments	(22,757)	(1,349)
Comprehensive income	337,924	227,900
Amounts attributable to noncontrolling interests	(25,421)	3,355
Comprehensive income available to Arch	$312,503	$231,255

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Non-cumulative preferred shares
Balance at beginning and end of period	$325,000	$325,000

Common shares
Balance at beginning of year	572	565
Common shares issued, net	1	2
Balance at end of period	573	567

Additional paid-in capital
Balance at beginning of year	383,073	299,517
Common shares issued, net	—	—
Exercise of stock options	3,368	8,054
Amortization of share-based compensation	13,238	14,175
Other	78	(1,243)
Balance at end of period	399,757	320,503

Retained earnings
Balance at beginning of year	6,854,571	6,042,154
Net income	308,757	179,145
Amounts attributable to noncontrolling interests	(25,421)	3,355
Preferred share dividends	(5,484)	(5,484)
Balance at end of period	7,132,423	6,219,170

Accumulated other comprehensive income
Balance at beginning of year	128,856	74,964
Unrealized appreciation in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	161,598	80,692
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	53,372	50,104
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,448)	—
Balance at end of period	213,522	130,796
Foreign currency translation adjustments:
Balance at beginning of year	(32,742)	(5,728)
Foreign currency translation adjustments	(22,757)	(1,349)
Balance at end of period	(55,499)	(7,077)
Balance at end of period	158,023	123,719

Common shares held in treasury, at cost
Balance at beginning of year	(1,562,019)	(1,094,704)
Shares repurchased for treasury	(165,055)	(2,122)
Balance at end of period	(1,727,074)	(1,096,826)

Total shareholders’ equity available to Arch	6,288,702	5,892,133
Non-redeemable noncontrolling interests	789,594	793,496
Total shareholders’ equity	$7,078,296	$6,685,629

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income	$308,757	$179,145
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(87,907)	(22,367)
Net impairment losses recognized in earnings	5,799	2,971
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(1,970)	9,559
Share-based compensation	13,238	14,175
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	54,327	10,326
Unearned premiums, net of prepaid reinsurance premiums	156,731	205,210
Premiums receivable	(192,247)	(242,616)
Deferred acquisition costs, net	(36,304)	(41,988)
Reinsurance balances payable	(16,022)	5,428
Other liabilities	(48,856)	59,285
Other items	(70,085)	19,041
Net Cash Provided By Operating Activities	85,461	198,169

Investing Activities
Purchases of fixed maturity investments	(7,030,731)	(7,131,071)
Purchases of equity securities	(125,863)	(89,227)
Purchases of other investments	(685,497)	(304,454)
Proceeds from sales of fixed maturity investments	6,857,459	7,014,281
Proceeds from sales of equity securities	125,906	49,614
Proceeds from sales, redemptions and maturities of other investments	605,263	331,176
Proceeds from redemptions and maturities of fixed maturity investments	272,657	168,484
Net sales (purchases) of short-term investments	66,283	156,262
Change in cash collateral related to securities lending	(5,529)	4,669
Purchase of business, net of cash acquired	(2,432)	(235,578)
Purchases of furniture, equipment and other assets	(32,897)	(5,382)
Net Cash Provided By (Used For) Investing Activities	44,619	(41,226)

Financing Activities
Purchases of common shares under share repurchase program	(162,898)	—
Proceeds from common shares issued, net	(412)	3,021
Change in cash collateral related to securities lending	5,529	(4,669)
Third party investment in non-redeemable noncontrolling interests	—	796,903
Third party investment in redeemable noncontrolling interests	—	186,893
Dividends paid to redeemable noncontrolling interests	(4,816)	—
Other	29,779	1,700
Preferred dividends paid	(5,484)	(5,484)
Net Cash Provided By (Used For) Financing Activities	(138,302)	978,364

Effects of exchange rate changes on foreign currency cash	(6,468)	241

Increase (decrease) in cash	(14,690)	1,135,548
Cash beginning of year	485,702	434,057
Cash end of period	$471,012	$1,569,605

Income taxes paid	$3,569	$1,600
Interest paid	$511	$404

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its subsidiaries (together with ACGL, the “Company”). The Company’s consolidated financial statements include the results of Watford Holdings Ltd., the parent of Watford Re Ltd. (see Note 3).

The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. The results of any interim period are not necessarily indicative of the results for a full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.

The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, comprehensive income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

2.    Recent Accounting Pronouncements

A new accounting standard issued in the 2014 second quarter will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration or payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or financial instruments. The new standard also requires enhanced disclosures about revenue. This accounting guidance is effective in the 2017 first quarter and may be applied on a full retrospective or modified retrospective approach. However, there is currently a proposal to defer the effective date by one year. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.

A new accounting standard was issued in the 2015 first quarter providing targeted improvements to consolidation guidance for limited partnerships and other similarly structured entities. The new standard addresses instances where a reporting entity consolidates another entity when the reporting entity is simply acting on the behalf of others, amongst other related issues. While the standard is targeted, the application is relevant for all companies that are required to assess whether or not to consolidate certain entities. The standard is effective in the 2016 first quarter and early adoption is permitted. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.

In April 2015, new accounting guidance was issued relating to the presentation of debt issuance costs in the balance sheet. The new guidance requires that those costs be presented in the balance sheet as a deduction to the carrying amount of the related debt rather than as a separate asset. The new guidance is effective in the 2016 first quarter and early adoption is permitted. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.     Variable Interest Entity and Noncontrolling Interests

Variable interest entity

On March 20, 2014, the Company invested $100.0 million and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford Re”). Watford Re is considered a variable interest entity (“VIE”) and the Company concluded that it is the primary beneficiary of Watford Re. As such, the results of Watford Re are included in the Company’s consolidated financial statements.

The Company concluded that Watford Re represents a separate operating segment and provides the income statement and total investable assets, total assets and total liabilities of Watford Re within Note 5. At March 31, 2015, Watford Re’s liabilities included unearned premiums of $233.0 million and reserves for losses and loss adjustment expenses of $109.4 million, some of which is related to transactions with the Company. During the 2015 first quarter, Watford Re generated $69.9 million of cash provided by operating activities and $22.9 million of cash provided by financing activities, partially offset by $35.3 million of cash used for investing activities.

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

Non-redeemable noncontrolling interests

The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at March 31, 2015. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘amounts attributable to noncontrolling interests.’ The following table sets forth activity in the non-redeemable noncontrolling interests:

	Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$769,081	$—
Sale of shares to noncontrolling interests	—	796,903
Amounts attributable to noncontrolling interests	20,513	(3,407)
Balance, end of period	$789,594	$793,496

Redeemable noncontrolling interests

The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests represent the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. Third party investors own 100% of the Watford Preference Shares at March 31, 2015. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘amounts attributable to noncontrolling interests’ in the Company’s consolidated statements of income.

The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘amounts attributable to noncontrolling interests.’ During the 2015 first quarter, amounts attributable to noncontrolling interests of $25.4 million reflected the net impact of amounts attributable to non-redeemable noncontrolling interests of $20.5 million and amounts attributable to redeemable noncontrolling interests of $4.9 million, as described above.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2015	2014

Numerator:
Net income	$308,757	$179,145
Amounts attributable to noncontrolling interests	(25,421)	3,355
Net income available to Arch	283,336	182,500
Preferred dividends	(5,484)	(5,484)
Net income available to Arch common shareholders	$277,852	$177,016

Denominator:
Weighted average common shares outstanding — basic	124,209,276	131,857,910
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,416,801	1,346,401
Stock options (1)	2,824,977	3,358,406
Weighted average common shares and common share equivalents outstanding — diluted	128,451,054	136,562,717

Earnings per common share:
Basic	$2.24	$1.34
Diluted	$2.16	$1.30
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2015 first quarter and 2014 first quarter, the number of stock options excluded were 703,853 and 759,172, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Segment Information

The Company classifies its businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). The Company determined its reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.

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

The mortgage segment consists of the Company’s mortgage insurance and reinsurance business and includes the results of Arch Mortgage Insurance Company (“Arch MI U.S.”). Arch MI U.S. is approved as an eligible mortgage insurer by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (each a government sponsored enterprise, or “GSE”) and provides mortgage insurance to banks, credit unions and other lenders nationwide. The mortgage segment also provides reinsurance on a global basis, direct mortgage insurance in Europe and various risk-sharing products to government agencies and mortgage lenders.

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

The ‘other’ segment includes the results of Watford Re (see Note 3). Watford Re has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended
	March 31, 2015
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$766,153	$485,112	$60,541	$1,311,678	$128,633	$1,342,022
Premiums ceded	(224,150)	(136,569)	(8,670)	(369,261)	(4,055)	(275,027)
Net premiums written	542,003	348,543	51,871	942,417	124,578	1,066,995
Change in unearned premiums	(34,089)	(68,826)	(1,504)	(104,419)	(52,312)	(156,731)
Net premiums earned	507,914	279,717	50,367	837,998	72,266	910,264
Other underwriting income	427	1,429	7,718	9,574	1,962	11,536
Losses and loss adjustment expenses	(317,896)	(112,532)	(13,809)	(444,237)	(49,479)	(493,716)
Acquisition expenses, net	(75,078)	(56,604)	(10,418)	(142,100)	(20,976)	(163,076)
Other operating expenses	(88,119)	(38,044)	(20,369)	(146,532)	(2,005)	(148,537)
Underwriting income (loss)	$27,248	$73,966	$13,489	114,703	1,768	116,471

Net investment income				70,288	8,706	78,994
Net realized gains (losses)				65,509	17,839	83,348
Net impairment losses recognized in earnings				(5,799)	—	(5,799)
Equity in net income of investment funds accounted for using the equity method				5,889	—	5,889
Other income (loss)				(1,888)	—	(1,888)
Other expenses				(9,345)	—	(9,345)
Interest expense				(12,736)	—	(12,736)
Net foreign exchange gains (losses)				66,853	(352)	66,501
Income before income taxes				293,474	27,961	321,435
Income tax expense				(12,678)	—	(12,678)
Net income				280,796	27,961	308,757
Dividends attributable to redeemable noncontrolling interests				—	(4,908)	(4,908)
Amounts attributable to noncontrolling interests				—	(20,513)	(20,513)
Net income available to Arch				280,796	2,540	283,336
Preferred dividends				(5,484)	—	(5,484)
Net income available to Arch common shareholders				$275,312	$2,540	$277,852

Underwriting Ratios
Loss ratio	62.6%	40.2%	27.4%	53.0%	68.5%	54.2%
Acquisition expense ratio	14.8%	20.2%	20.7%	17.0%	29.0%	17.9%
Other operating expense ratio	17.3%	13.6%	40.4%	17.5%	2.8%	16.3%
Combined ratio	94.7%	74.0%	88.5%	87.5%	100.3%	88.4%

Goodwill and intangible assets	$30,526	$2,687	$73,532	$106,745	$—	$106,745

Total investable assets				$14,456,612	$1,267,588	$15,724,200
Total assets				21,227,143	1,622,537	22,849,680
Total liabilities				15,036,245	515,535	15,551,780
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$730,646	$517,053	$47,907	$1,295,136	$32,194	$1,295,136
Premiums ceded	(185,044)	(73,127)	(4,639)	(262,340)	—	(230,146)
Net premiums written	545,602	443,926	43,268	1,032,796	32,194	1,064,990
Change in unearned premiums	(68,101)	(102,578)	(4,503)	(175,182)	(30,028)	(205,210)
Net premiums earned	477,501	341,348	38,765	857,614	2,166	859,780
Other underwriting income	500	316	766	1,582	—	1,582
Losses and loss adjustment expenses	(286,770)	(139,636)	(8,478)	(434,884)	(1,356)	(436,240)
Acquisition expenses, net	(76,932)	(73,433)	(9,154)	(159,519)	(823)	(160,342)
Other operating expenses	(81,144)	(36,195)	(13,876)	(131,215)	(1,109)	(132,324)
Underwriting income	$33,155	$92,400	$8,023	133,578	(1,122)	132,456

Net investment income				66,993	1	66,994
Net realized gains				19,697	—	19,697
Net impairment losses recognized in earnings				(2,971)	—	(2,971)
Equity in net income of investment funds accounted for using the equity method				3,253	—	3,253
Other income (loss)				(2,104)	—	(2,104)
Other expenses				(10,799)	(2,676)	(13,475)
Interest expense				(14,404)	—	(14,404)
Net foreign exchange losses				(6,656)	93	(6,563)
Income before income taxes				186,587	(3,704)	182,883
Income tax expense				(3,738)	—	(3,738)
Net income				182,849	(3,704)	179,145
Dividends attributable to redeemable noncontrolling interests				—	(52)	(52)
Amounts attributable to noncontrolling interests				—	3,407	3,407
Net income available to Arch				182,849	(349)	182,500
Preferred dividends				(5,484)	—	(5,484)
Net income available to Arch common shareholders				$177,365	$(349)	$177,016

Underwriting Ratios
Loss ratio	60.1%	40.9%	21.9%	50.7%	62.6%	50.7%
Acquisition expense ratio	16.1%	21.5%	23.6%	18.6%	38.0%	18.6%
Other operating expense ratio	17.0%	10.6%	35.8%	15.3%	51.2%	15.4%
Combined ratio	93.2%	73.0%	81.3%	84.6%	151.8%	84.7%

Goodwill and intangible assets	$20,184	$5,803	$94,888	$120,875	$—	$120,875

Total investable assets				$14,261,106	$1,083,280	$15,344,386
Total assets				20,653,897	1,146,461	21,800,358
Total liabilities				14,860,124	35,371	14,895,495
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Investment Information

At March 31, 2015, total investable assets of $15.72 billion included $14.46 billion managed by the Company and $1.27 billion attributable to Watford Re.

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
March 31, 2015
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,119,437	$62,922	$(46,982)	$3,103,497	$(1,143)
Mortgage backed securities	821,611	20,996	(2,065)	802,680	(3,557)
Municipal bonds	1,626,580	33,377	(2,013)	1,595,216	—
Commercial mortgage backed securities	1,106,332	23,083	(2,497)	1,085,746	—
U.S. government and government agencies	1,517,834	16,821	(776)	1,501,789	—
Non-U.S. government securities	831,200	23,118	(52,685)	860,767	—
Asset backed securities	1,657,931	14,080	(3,563)	1,647,414	(22)
Total	10,680,925	194,397	(110,581)	10,597,109	(4,722)
Equity securities	687,713	121,660	(12,467)	578,520	—
Other investments	329,677	37,964	(574)	292,287	(165)
Short-term investments	855,032	16	(4,151)	859,167	—
Total	$12,553,347	$354,037	$(127,773)	$12,327,083	$(4,887)

December 31, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,108,513	$37,928	$(38,974)	$3,109,559	$(317)
Mortgage backed securities	943,343	18,843	(3,842)	928,342	(3,307)
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939	—
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756	—
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387	—
Non-U.S. government securities	1,015,153	21,311	(37,203)	1,031,045	—
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605	(22)
Total	10,801,572	140,673	(92,734)	10,753,633	(3,646)
Equity securities	658,182	109,012	(13,364)	562,534	—
Other investments	296,224	31,839	(362)	264,747	—
Short-term investments	797,226	738	(5,270)	801,758	—
Total	$12,553,204	$282,262	$(111,730)	$12,382,672	$(3,646)
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

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2015, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $0.3 million, compared to a net unrealized gain of $0.9 million at December 31, 2014.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2015
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$810,064	$(40,337)	$60,249	$(6,645)	$870,313	$(46,982)
Mortgage backed securities	142,833	(1,333)	29,939	(732)	172,772	(2,065)
Municipal bonds	241,211	(1,494)	13,573	(519)	254,784	(2,013)
Commercial mortgage backed securities	194,085	(2,375)	30,774	(122)	224,859	(2,497)
U.S. government and government agencies	148,004	(776)	—	—	148,004	(776)
Non-U.S. government securities	376,737	(43,321)	38,091	(9,364)	414,828	(52,685)
Asset backed securities	331,543	(2,072)	157,748	(1,491)	489,291	(3,563)
Total	2,244,477	(91,708)	330,374	(18,873)	2,574,851	(110,581)
Equity securities	226,711	(12,467)	—	—	226,711	(12,467)
Other investments	128,867	(574)	—	—	128,867	(574)
Short-term investments	55,615	(4,151)	—	—	55,615	(4,151)
Total	$2,655,670	$(108,900)	$330,374	$(18,873)	$2,986,044	$(127,773)

December 31, 2014
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$1,309,637	$(32,903)	$148,963	$(6,071)	$1,458,600	$(38,974)
Mortgage backed securities	293,624	(1,476)	59,107	(2,366)	352,731	(3,842)
Municipal bonds	210,614	(588)	13,643	(456)	224,257	(1,044)
Commercial mortgage backed securities	232,147	(770)	125,894	(3,052)	358,041	(3,822)
U.S. government and government agencies	618,381	(1,626)	3,438	(134)	621,819	(1,760)
Non-U.S. government securities	510,766	(31,172)	46,910	(6,031)	557,676	(37,203)
Asset backed securities	612,950	(2,486)	243,452	(3,603)	856,402	(6,089)
Total	3,788,119	(71,021)	641,407	(21,713)	4,429,526	(92,734)
Equity securities	181,002	(13,364)	—	—	181,002	(13,364)
Other investments	59,638	(362)	—	—	59,638	(362)
Short-term investments	79,271	(5,270)	—	—	79,271	(5,270)
Total	$4,108,030	$(90,017)	$641,407	$(21,713)	$4,749,437	$(111,730)
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

At March 31, 2015, on a lot level basis, approximately 1,360 security lots out of a total of approximately 5,130 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.3 million. At December 31, 2014, on a lot level basis, approximately 1,900 security lots out of a total of approximately 4,790 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.9 million.

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

	March 31, 2015		December 31, 2014
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$267,975	$268,219	$235,930	$233,794
Due after one year through five years	3,824,832	3,819,036	4,074,562	4,077,408
Due after five years through 10 years	2,651,327	2,630,130	2,475,726	2,461,356
Due after 10 years	350,917	343,884	279,542	273,372
	7,095,051	7,061,269	7,065,760	7,045,930
Mortgage backed securities	821,611	802,680	943,343	928,342
Commercial mortgage backed securities	1,106,332	1,085,746	1,114,528	1,103,756
Asset backed securities	1,657,931	1,647,414	1,677,941	1,675,605
Total	$10,680,925	$10,597,109	$10,801,572	$10,753,633

Securities Lending Agreements

The Company operates a securities lending program under which certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The fair value and amortized cost of fixed maturities and short-term investments pledged under securities lending agreements were $253.1 million and $253.8 million, respectively, at March 31, 2015, compared to $50.8 million and $52.1 million, respectively, at December 31, 2014. At March 31, 2015, the fair value of the cash collateral received on securities lending was $49.9 million and the fair value of non-cash collateral received was $207.2 million. At December 31, 2014, the fair value of the cash collateral received on securities lending was $44.3 million and the fair value of non-cash collateral received was nil. Such amounts included approximately $5.7 million of sub-prime securities at March 31, 2015, compared to $5.8 million at December 31, 2014. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

Other Investments

The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	March 31, 2015	December 31, 2014
Available for sale:
Asian and emerging markets	$270,087	$236,586
Investment grade fixed income	59,590	59,638
Total available for sale	329,677	296,224
Fair value option:
Term loan investments (par value: $1,055,264 and $1,094,337)	1,044,762	1,073,649
Mezzanine debt funds	121,570	121,341
Credit related funds	138,576	114,436
Investment grade fixed income	63,162	69,108
Asian and emerging markets	26,846	25,800
Other (1)	162,908	147,573
Total fair value option	1,557,824	1,551,907
Total	$1,887,501	$1,848,131
_________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

Certain of the Company’s other investments are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the terms of the various

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fair Value Option

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	March 31, 2015	December 31, 2014
Fixed maturities	$757,467	$632,024
Other investments	1,557,824	1,551,907
Short-term investments	125,788	251,601
Equity securities	907	—
Investments accounted for using the fair value option	$2,441,986	$2,435,532

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2015	2014
Fixed maturities	$68,596	$62,449
Term loan investments	14,744	5,669
Equity securities (dividends)	2,679	2,921
Short-term investments	196	405
Other (1)	12,747	4,719
Gross investment income	98,962	76,163
Investment expenses	(19,968)	(9,169)
Net investment income	$78,994	$66,994
_________________________________________________

(1)	Includes dividends on investment funds and other items.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended
	March 31,
	2015	2014
Available for sale securities:
Gross gains on investment sales	$97,591	$66,051
Gross losses on investment sales	(55,160)	(40,013)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(3,302)	(1,643)
Other investments	6,287	10,776
Equity securities	(2)	—
Short-term investments	5,846	—
Derivative instruments (1)	36,676	(12,768)
Other (2)	(4,588)	(2,706)
Net realized gains (losses)	$83,348	$19,697
_________________________________________________

(1)	See Note 8 for information on the Company’s derivative instruments.

(2)	Includes accretion of contingent consideration liability amounts related to the 2014 acquisition of CMG Mortgage Insurance Company and its affiliated mortgage insurance companies.

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended
	March 31,
	2015	2014
Fixed maturities:
Mortgage backed securities	$(1,072)	$—
Corporate bonds	(1,976)	—
Asset backed securities	—	(6)
Total	(3,048)	(6)
Short-term investments	(2,341)	—
Equity securities	(129)	—
Other investments	(281)	(2,965)
Net impairment losses recognized in earnings	$(5,799)	$(2,971)

A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings 2015 first quarter is as follows:

•
Short-term investments — net impairment losses for the 2015 first quarter related to a reduction in the carrying value of a Euro-denominated investment in an unrealized loss position due to the decline of the Euro against the U.S. Dollar. Due to the short time to maturity, the Company recorded an OTTI on such security;

•
Corporate bonds — the Company reviewed the business prospects, credit ratings, estimated loss given default factors and information received from asset managers and rating agencies for certain corporate bonds. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

•
Mortgage backed securities — the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. Net impairment losses for the 2015 first quarter primarily resulted from a revised analysis of prepayment assumptions on one interest only mortgage backed security and small adjustments in other holdings. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process.

The Company believes that the $4.9 million of OTTI included in accumulated other comprehensive income at March 31, 2015 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At March 31, 2015, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2015	2014
Balance at start of period	$20,196	$60,062
Credit loss impairments recognized on securities not previously impaired	4,489	—
Credit loss impairments recognized on securities previously impaired	79	6
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(420)	(12,812)
Balance at end of period	$24,344	$47,256

Restricted Assets

The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 9 for further details. The following table details the value of the Company’s restricted assets:

	March 31, 2015	December 31, 2014
Assets used for collateral or guarantees:
Affiliated transactions	$4,054,848	$4,138,527
Third party agreements	1,010,214	970,120
Deposits with U.S. regulatory authorities	407,190	337,981
Trust funds	64,673	72,461
Total restricted assets	$5,536,925	$5,519,089

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value including a review of deep dive reports on selected securities which indicate the use of observable inputs in the pricing process; (iv) comparing the fair value estimates to its knowledge of the current market; (v) a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and (vi) back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. For a majority of investments, the Company obtained multiple quotes. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the pricing services at March 31, 2015.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $15.06 billion of financial assets and liabilities measured at fair value at March 31, 2015, approximately $241.0 million, or 1.6%, were priced using non-binding broker-dealer quotes. Of the $15.05 billion of financial assets and liabilities measured at fair value at December 31, 2014, approximately $260.8 million, or 1.7%, were priced using non-binding broker-dealer quotes.

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

Contingent consideration liability. The contingent consideration liability (included in ‘other liabilities’ in the consolidated balance sheets) resulted from the acquisition of CMG Mortgage Insurance Company and its affiliated mortgage insurance companies and is remeasured at fair value at each balance sheet date. Changes in fair value are recognized in ‘net realized gains (losses).’ To determine the fair value of the contingent consideration liability, the Company estimates future payments using an income approach based on modeled inputs which include a weighted average cost of capital. The Company determined that the contingent consideration liability would be included in Level 3 of the valuation hierarchy.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2015:

		Estimated Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities and fixed maturities pledged under securities lending agreements (1):
Corporate bonds	$3,119,437	$—	$3,119,437	$—
Mortgage backed securities	821,611	—	821,611	—
Municipal bonds	1,626,580	—	1,626,580	—
Commercial mortgage backed securities	1,106,332	—	1,106,332	—
U.S. government and government agencies	1,517,834	1,517,834	—	—
Non-U.S. government securities	831,200	—	831,200	—
Asset backed securities	1,657,931	—	1,600,431	57,500
Total	10,680,925	1,517,834	9,105,591	57,500

Equity securities	687,713	685,714	1,999	—
Other investments	329,677	—	201,943	127,734
Short-term investments	855,032	835,065	19,967	—

Fair value option:
Corporate bonds	636,762	—	636,762	—
Non-U.S. government bonds	77,903	—	77,903	—
Mortgage backed securities	18,010	—	18,010	—
Asset backed securities	24,792	—	24,792	—
Other investments	1,557,824	—	1,088,930	468,894
Short-term investments	125,788	125,788	—	—
Equity securities	907	907	—	—
Total	2,441,986	126,695	1,846,397	468,894
Total assets measured at fair value	$14,995,333	$3,165,308	$11,175,897	$654,128

Liabilities measured at fair value:
Contingent consideration liability	$(66,461)	$—	$—	$(66,461)
Total liabilities measured at fair value	$(66,461)	$—	$—	$(66,461)
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

		Estimated Fair Value Measurement Using:
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
Fair value option:
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Estimated Fair Value Measurements Using: Significant Unobservable Inputs (Level 3)
		Assets				Liabilities
s	Available-For-Sale			Fair Value Option
	Asset Backed Securities	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Three Months Ended March 31, 2015
Balance at beginning of period	$57,500	$—	$103,537	$466,350	$627,387	$(61,845)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	(281)	(851)	(1,132)	(3,548)
Included in other comprehensive income	—	—	(522)	—	(522)	—
Purchases, issuances, sales and settlements
Purchases	—	—	25,000	22,925	47,925	—
Issuances	—	—	—	—	—	(1,068)
Sales	—	—	—	—	—	—
Settlements	—	—	—	(19,530)	(19,530)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$57,500	$—	$127,734	$468,894	$654,128	$(66,461)

Three Months Ended March 31, 2014
Balance at beginning of period	$—	$2,045	$170,420	$377,525	$549,990	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	2,275	6,310	8,585	(1,394)
Included in other comprehensive income	—	—	(2,196)	—	(2,196)	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	40,110	40,110	—
Issuances	—	—	—	—	—	(41,762)
Sales	—	(2,045)	(66,164)	—	(68,209)	—
Settlements	—	—	—	(4,799)	(4,799)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$—	$—	$104,335	$419,146	$523,481	$(43,156)
_________________________________________________

(1)
Gains or losses on corporate bonds were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Gains or losses on the contingent consideration liability were included in net realized gains (losses).

The amount of total losses for the 2015 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2015 was $1.1 million. The amount of total gains for the 2014 first quarter included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014 was $3.3 million.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2015, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2015, the senior notes of ACGL were carried at their cost of $300.0 million and had a fair value of $410.5 million while the senior notes of Arch-U.S. were carried at their cost of $500.0 million and had a fair value of $559.1 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.     Derivative Instruments

The Company’s investment strategy allows for the use of derivative securities. The Company’s derivative instruments are recorded on its consolidated balance sheets at fair value based on quoted market prices. All realized and unrealized contract gains and losses are reflected in the Company’s results of operations. The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios. Certain of the Company’s investments are managed in portfolios which incorporate the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements. In addition, the Company routinely utilizes foreign currency forward contracts, currency options, index futures contracts and other derivatives as part of its total return objective.

In addition, the Company purchases to-be-announced mortgage backed securities (“TBAs”) as part of its investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. The fair value of TBAs is included in ‘fixed maturities available for sale, at fair value.’ The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2015 or December 31, 2014.

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	Estimated Fair Value	Estimated Fair Value	Estimated Fair Value	Notional Value (1)
March 31, 2015
Futures contracts	$2,534	$(3,148)	$(614)	$2,398,085
Foreign currency forward contracts	23,327	(6,751)	16,576	1,848,503
TBAs	350,576	(245,150)	105,426	562,031
Other	8,810	(4,327)	4,483	1,252,273
Total	$385,247	$(259,376)	$125,871

December 31, 2014
Futures contracts	$2,156	$(1,907)	$249	$2,549,027
Foreign currency forward contracts	10,511	(1,145)	9,366	397,106
TBAs	10,592	—	10,592	10,056
Other	3,209	(2,345)	864	735,684
Total	$26,468	$(5,397)	$21,071
_________________________________________________

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

The Company’s derivative instruments are generally traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At March 31, 2015, asset derivatives and liability derivatives of $160.5 million and $131.1 million, respectively, were subject to a master netting agreement, compared to $25.3 million and $5.4 million, respectively, at December 31, 2014. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes net realized gains (losses) recorded on the Company’s derivative instruments in the consolidated statements of income:

	Three Months Ended
Derivatives not designated as	March 31,
hedging instruments:	2015	2014
Futures contracts	$19,326	$(9,862)
Foreign currency forward contracts	16,819	(2,257)
TBAs	486	(37)
Other	45	(612)
Total	$36,676	$(12,768)

9.           Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of March 31, 2015, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on June 30, 2019. In addition, the Company had access to secured letter of credit facilities of approximately $180.0 million as of March 31, 2015, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At March 31, 2015, the Company had $415.9 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $488.4 million, and had $100.0 million of borrowings outstanding under the Credit Agreement which are due on June 30, 2019. The Company was in compliance with all covenants contained in the LOC Facilities at March 31, 2015. As of March 31, 2015, Watford Re had a $200 million line of credit facility that expires on May 19, 2015. At March 31, 2015, Watford Re had $32.1 million in outstanding letters of credit under that credit facility. Watford Re was in compliance with all covenants contained in its credit facility at March 31, 2015.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.22 billion at March 31, 2015.

10.                    Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program, ACGL has repurchased approximately 120.9 million common shares for an aggregate purchase price of $3.40 billion. For the 2015 first quarter, ACGL repurchased 2.7 million common shares for an aggregate purchase price of $162.9 million. For the 2014 first quarter, ACGL did not repurchase any common shares. At March 31, 2015, $724.2 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s income tax provision on income before income taxes resulted in an expense of 4.3% for the 2015 first quarter, compared to an expense of 2.0% for the 2014 first quarter. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $124.7 million at March 31, 2015, compared to $131.0 million at December 31, 2014. In addition, the Company paid $3.6 million in income taxes for the 2015 first quarter, while the Company paid $1.6 million for the 2014 first quarter.

12.            Other Comprehensive Income (Loss)

The following table presents details about amounts reclassified from accumulated other comprehensive income:

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2015	2014

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$42,431	$26,038
	Other-than-temporary impairment losses	(7,247)	(2,971)
	Total before tax	35,184	23,067
	Income tax (expense) benefit	(4,252)	(1,818)
	Net of tax	$30,932	$21,249

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2015
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$94,387	$10,083	$84,304
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(1,448)	—	(1,448)
Less reclassification of net realized gains included in net income	35,184	4,252	30,932
Foreign currency translation adjustments	(23,626)	(869)	(22,757)
Other comprehensive income (loss)	$34,129	$4,962	$29,167

Three Months Ended March 31, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$75,400	$4,047	$71,353
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	23,067	1,818	21,249
Foreign currency translation adjustments	(1,349)	—	(1,349)
Other comprehensive income (loss)	$50,984	$2,229	$48,755

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.            Guarantor Financial Information

The following tables present condensed financial information for ACGL, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a 100% owned subsidiary of ACGL, and ACGL’s other subsidiaries.

	March 31, 2015
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$24	$53,890	$15,357,730	$—	$15,411,644
Cash	7,992	2,822	460,198	—	471,012
Investments in subsidiaries	6,688,930	1,710,358	—	(8,399,288)	—
Due from subsidiaries and affiliates	31	15,144	380,577	(395,752)	—
Premiums receivable	—	—	1,575,230	(458,841)	1,116,389
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,545,517	(3,756,898)	1,788,619
Contractholder receivables	—	—	1,339,433	—	1,339,433
Prepaid reinsurance premiums	—	—	1,545,190	(1,123,282)	421,908
Deferred acquisition costs, net	—	—	442,775	—	442,775
Other assets	6,998	50,869	2,138,959	(338,926)	1,857,900
Total assets	$6,703,975	$1,833,083	$28,785,609	$(14,472,987)	$22,849,680

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,656,904	$(3,727,954)	$8,928,950
Unearned premiums	—	—	3,524,116	(1,123,282)	2,400,834
Reinsurance balances payable	—	—	645,723	(445,279)	200,444
Contractholder payables	—	—	1,339,433	—	1,339,433
Deposit accounting liabilities	—	—	508,592	(223,764)	284,828
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	1,305	15,022	379,425	(395,752)	—
Other liabilities	13,968	47,944	1,593,048	(157,669)	1,497,291
Total liabilities	415,273	562,966	20,647,241	(6,073,700)	15,551,780

Redeemable noncontrolling interests	—	—	219,604	—	219,604

Shareholders’ Equity
Total shareholders’ equity available to Arch	6,288,702	1,270,117	7,129,170	(8,399,287)	6,288,702
Non-redeemable noncontrolling interests	—	—	789,594	—	789,594
Total shareholders’ equity	6,288,702	1,270,117	7,918,764	(8,399,287)	7,078,296

Total liabilities, noncontrolling interests and shareholders’ equity	$6,703,975	$1,833,083	$28,785,609	$(14,472,987)	$22,849,680

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2014
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$107	$62,867	$15,268,275	$—	$15,331,249
Cash	3,218	2,787	479,697	—	485,702
Investments in subsidiaries	6,536,644	1,685,185	—	(8,221,829)	—
Due from subsidiaries and affiliates	48	7,517	370,429	(377,994)	—
Premiums receivable	—	—	1,331,511	(382,816)	948,695
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,584,973	(3,772,128)	1,812,845
Contractholder receivables	—	—	1,309,192	—	1,309,192
Prepaid reinsurance premiums	—	—	1,373,008	(995,930)	377,078
Deferred acquisition costs, net	—	—	414,525	—	414,525
Other assets	7,590	49,576	1,689,670	(416,579)	1,330,257
Total assets	$6,547,607	$1,807,932	$27,821,280	$(14,167,276)	$22,009,543

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,784,030	$(3,747,582)	$9,036,448
Unearned premiums	—	—	3,227,508	(995,930)	2,231,578
Reinsurance balances payable	—	—	589,289	(369,977)	219,312
Contractholder payables	—	—	1,309,192	—	1,309,192
Deposit accounting liabilities	—	—	587,050	(259,666)	327,384
Senior notes	300,000	500,000	—	—	800,000
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	417	7,505	370,072	(377,994)	—
Other liabilities	17,137	49,403	994,741	(194,298)	866,983
Total liabilities	417,554	556,908	19,861,882	(5,945,447)	14,890,897

Redeemable noncontrolling interests	—	—	219,512	—	219,512

Shareholders’ Equity
Total shareholders’ equity available to Arch	6,130,053	1,251,024	6,970,805	(8,221,829)	6,130,053
Non-redeemable noncontrolling interests	—	—	769,081	—	769,081
Total shareholders’ equity	6,130,053	1,251,024	7,739,886	(8,221,829)	6,899,134

Total liabilities, noncontrolling interests and shareholders’ equity	$6,547,607	$1,807,932	$27,821,280	$(14,167,276)	$22,009,543

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2015
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$910,264	$—	$910,264
Net investment income	—	5	86,010	(7,021)	78,994
Net realized gains	—	—	83,348	—	83,348
Net impairment losses recognized in earnings	—	—	(5,799)	—	(5,799)
Other underwriting income	—	—	11,536	—	11,536
Equity in net income of investment funds accounted for using the equity method	—	—	5,889	—	5,889
Other income (loss)	—	—	(1,888)	—	(1,888)
Total revenues	—	5	1,089,360	(7,021)	1,082,344

Expenses
Losses and loss adjustment expenses	—	—	493,716	—	493,716
Acquisition expenses	—	—	163,076	—	163,076
Other operating expenses	8,632	1,259	147,991	—	157,882
Interest expense	5,856	6,366	7,535	(7,021)	12,736
Net foreign exchange gains	—	—	(39,630)	(26,871)	(66,501)
Total expenses	14,488	7,625	772,688	(33,892)	760,909

Income (loss) before income taxes	(14,488)	(7,620)	316,672	26,871	321,435
Income tax benefit (expense)	—	1,413	(14,091)	—	(12,678)
Income (loss) before equity in net income of subsidiaries	(14,488)	(6,207)	302,581	26,871	308,757
Equity in net income of subsidiaries	297,824	14,495	—	(312,319)	—
Net income	283,336	8,288	302,581	(285,448)	308,757
Amounts attributable to noncontrolling interests	—	—	(25,421)	—	(25,421)
Net income available to Arch	283,336	8,288	277,160	(285,448)	283,336
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$277,852	$8,288	$277,160	$(285,448)	$277,852

Comprehensive income available to Arch	$312,503	$11,750	$333,193	$(344,943)	$312,503

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$859,780	$—	$859,780
Net investment income	—	—	77,001	(10,007)	66,994
Net realized gains	—	—	19,697	—	19,697
Net impairment losses recognized in earnings	—	—	(2,971)	—	(2,971)
Other underwriting income	—	—	1,582	—	1,582
Equity in net income of investment funds accounted for using the equity method	—	—	3,253	—	3,253
Other income (loss)	—	—	(2,104)	—	(2,104)
Total revenues	—	—	956,238	(10,007)	946,231

Expenses
Losses and loss adjustment expenses	—	—	436,240	—	436,240
Acquisition expenses	—	—	160,342	—	160,342
Other operating expenses	10,307	977	134,515	—	145,799
Interest expense	5,853	6,514	12,044	(10,007)	14,404
Net foreign exchange losses	—	—	5,741	822	6,563
Total expenses	16,160	7,491	748,882	(9,185)	763,348

Income (loss) before income taxes	(16,160)	(7,491)	207,356	(822)	182,883
Income tax expense	—	2,788	(6,526)	—	(3,738)
Income (loss) before equity in net income of subsidiaries	(16,160)	(4,703)	200,830	(822)	179,145
Equity in net income of subsidiaries	198,660	22,152	—	(220,812)	—
Net income	182,500	17,449	200,830	(221,634)	179,145
Amounts attributable to noncontrolling interests	—	—	3,355	—	3,355
Net income available to Arch	182,500	17,449	204,185	(221,634)	182,500
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$177,016	$17,449	$204,185	$(221,634)	$177,016

Comprehensive income available to Arch	$231,255	$17,220	$252,119	$(269,339)	$231,255

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2015
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$173,508	$(8,950)	$106,903	$(186,000)	$85,461
Investing Activities
Purchases of fixed maturity investments	—	—	(7,030,731)	—	(7,030,731)
Purchases of equity securities	—	—	(125,863)	—	(125,863)
Purchases of other investments	—	—	(685,497)	—	(685,497)
Proceeds from the sales of fixed maturity investments	—	9,001	6,848,458	—	6,857,459
Proceeds from the sales of equity securities	—	—	125,906	—	125,906
Proceeds from the sales of other investments	—	—	605,263	—	605,263
Proceeds from redemptions and maturities of fixed maturity investments	—	—	272,657	—	272,657
Net purchases (sales) of short-term investments	83	(16)	66,216	—	66,283
Change in cash collateral related to securities lending	—	—	(5,529)	—	(5,529)
Contributions to subsidiaries	—	—	(5,500)	5,500	—
Intercompany loans issued	—	(7,500)	(7,500)	15,000	—
Purchase of business, net of cash acquired	—	—	(2,432)	—	(2,432)
Purchases of furniture, equipment and other assets	(23)	—	(32,874)	—	(32,897)
Net Cash Provided By (Used For) Investing Activities	60	1,485	22,574	20,500	44,619
Financing Activities
Purchases of common shares under share repurchase program	(162,898)	—	—	—	(162,898)
Proceeds from common shares issued, net	(412)	—	5,500	(5,500)	(412)
Proceeds from intercompany borrowings	—	7,500	7,500	(15,000)	—
Change in cash collateral related to securities lending	—	—	5,529	—	5,529
Dividends paid to redeemable noncontrolling interests	—	—	(4,816)	—	(4,816)
Dividends paid to parent	—	—	(186,000)	186,000	—
Other	—	—	29,779	—	29,779
Preferred dividends paid	(5,484)	—	—	—	(5,484)
Net Cash Provided By (Used For) Financing Activities	(168,794)	7,500	(142,508)	165,500	(138,302)
Effects of exchange rates changes on foreign currency cash	—	—	(6,468)	—	(6,468)
Increase (decrease) in cash	4,774	35	(19,499)	—	(14,690)
Cash beginning of year	3,218	2,787	479,697	—	485,702
Cash end of period	$7,992	$2,822	$460,198	$—	$471,012

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2014
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$11,685	$7,151	$194,833	$(15,500)	$198,169
Investing Activities
Purchases of fixed maturity investments	—	—	(7,131,071)	—	(7,131,071)
Purchases of equity securities	—	—	(89,227)	—	(89,227)
Purchases of other investments	—	—	(304,454)	—	(304,454)
Proceeds from the sales of fixed maturity investments	—	—	7,014,281	—	7,014,281
Proceeds from the sales of equity securities	—	—	49,614	—	49,614
Proceeds from the sales of other investments	—	—	331,176	—	331,176
Proceeds from redemptions and maturities of fixed maturity investments	—	—	168,484	—	168,484
Net (purchases) sales of short-term investments	(16)	360,269	(203,991)	—	156,262
Change in cash collateral related to securities lending	—	—	4,669	—	4,669
Contributions to subsidiaries	—	(312,207)	(100,000)	412,207	—
Intercompany loans issued	—	—	10,250	(10,250)	—
Purchase of business, net of cash acquired	—	—	(235,578)	—	(235,578)
Purchases of furniture, equipment and other assets	(76)	—	(5,306)	—	(5,382)
Net Cash Provided By (Used For) Investing Activities	(92)	48,062	(491,153)	401,957	(41,226)
Financing Activities
Proceeds from common shares issued, net	3,021	—	412,207	(412,207)	3,021
Repayments of intercompany borrowings	—	(10,250)	—	10,250	—
Change in cash collateral related to securities lending	—	—	(4,669)	—	(4,669)
Third party investment in non-redeemable noncontrolling interests	—	—	796,903	—	796,903
Third party investment in redeemable noncontrolling interests	—	—	186,893	—	186,893
Dividends paid to parent	—	—	(15,500)	15,500	—
Other	—	—	1,700	—	1,700
Preferred dividends paid	(5,484)	—	—	—	(5,484)
Net Cash Provided By (Used For) Financing Activities	(2,463)	(10,250)	1,377,534	(386,457)	978,364
Effects of exchange rates changes on foreign currency cash	—	—	241	—	241
Increase in cash	9,130	44,963	1,081,455	—	1,135,548
Cash beginning of year	3,223	509	430,325	—	434,057
Cash end of period	$12,353	$45,472	$1,511,780	$—	$1,569,605

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2015, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

15.            Transactions with Related Parties

As part of its investment philosophy, the Company invests a portion of its investment portfolio in alternative investment funds. As of March 31, 2015, the Company had aggregate commitments of $545.9 million to funds managed by The Carlyle Group (“Carlyle”). Of such amount, $393.8 million was unfunded as of March 31, 2015. The Company may make additional commitments to funds managed by Carlyle from time to time. During the 2015 first quarter and 2014 first quarter, the Company made aggregate capital contributions to funds managed by Carlyle of $23.4 million and $19.1 million, respectively, and received aggregate cash distributions from funds managed by Carlyle of $7.1 million and $35.1 million, respectively. Kewsong Lee, a director of ACGL, joined Carlyle as Managing Director and Deputy Chief Investment Officer for Corporate Private Equity on December 31, 2013.
16.            Subsequent Events

In May 2008, the Company provided $100.0 million of funding to Gulf Reinsurance Limited (“Gulf Re”), a newly formed reinsurer based in the Dubai International Financial Centre, pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, Arch Re Bermuda and GIC each own 50% of Gulf Re, which commenced underwriting activities in June 2008. Gulf Re provides property and casualty reinsurance primarily in the member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The initial capital of the joint venture consisted of $200.0 million. The Company accounts for its investment in Gulf Re, shown as “Investment in joint venture,” using the equity method and records its equity in the operating results of Gulf Re in “Other income (loss).” The Company entered into a number of strategic initiatives related to Gulf Re in the 2014 fourth quarter, including an agreement to acquire complete ownership of Gulf Re. Such agreement was approved by the Dubai Financial Services Authority in April 2015.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2014 Form 10-K. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.

The consolidated financial statements included in this Quarterly Report on Form 10-Q differ from those included in our earnings press release and financial supplement submitted on Form 8-K on April 28, 2015, reflecting an immaterial revision regarding the reporting of non-cash collateral in our securities lending program. As a result, our total assets and total liabilities were understated by $147.0 million at March 31, 2015. Additionally, cash flows from investing activities were understated by $60.2 million while cash flows from financing activities were overstated by $60.2 million for the 2015 first quarter. There was no impact on our net income, comprehensive income or shareholders’ equity. See note 6, “Investment Information—Securities Lending Agreements” for additional information on our securities lending program.

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $7.19 billion in capital at March 31, 2015 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis.

Current Outlook

The broad market environment continues to be competitive in our reinsurance business reflecting a continuation of softening in pricing and broadening pressures on terms and conditions. In the primary markets in which our insurance business participates our insurance business continued to obtain rate increases during the 2015 first quarter in most lines of business, at approximately the same levels observed in the 2014 fourth quarter. Competitive conditions in the property sector have negatively impacted primary property rates and, accordingly, our premium volume in those lines. In our reinsurance business, softening pricing and continued pressure on terms and conditions led us to reduce writings in the 2015 first quarter. With the continued low interest rate environment, additional increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts.

Arch Mortgage Insurance Company (“Arch MI U.S.”) continues to expand into the U.S. mortgage insurance marketplace. As of March 31, 2015, Arch MI U.S. reviewed and approved 644 master policy applications from banks and more than 190 of these banks have submitted loans for approval. In addition, Arch MI U.S. has approved master policy applications from 21 of the top 25 mortgage originators for conforming mortgages sold to the GSEs with mortgage insurance.

Our objective is to achieve an average operating return on average equity of 15% or greater over the insurance cycle, which we believe to be an attractive return to our common shareholders given the risks we assume. We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and continue to write a portion of our overall book in catastrophe-exposed business which has the potential to increase the volatility of our operating results.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2015, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $550 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $495 million and $396 million, respectively. Based on in-force exposure estimated as of January 1, 2015, our modeled peak zone exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $544 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $527 million and $419 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of April 1, 2015, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 56% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures. Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones.

The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of total shareholders’ equity available to Arch from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. Actual losses may also increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events” in our 2014 Form 10-K.

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $47.80 at March 31, 2015, compared to $45.58 at December 31, 2014 and $41.52 at March 31, 2014. The 4.9% increase in the 2015 first quarter reflected strong investment and underwriting returns.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 10.2% for the 2015 first quarter, compared to 12.1% for the 2014 first quarter. Operating ROAE for the 2015 first quarter reflected a lower level of underwriting income, reflecting market conditions and changes in mix of business, and a higher level of average common equity compared to the 2014 first quarter.

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

At March 31, 2015, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.39 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of investments managed by Arch compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2015 first quarter	1.11%	0.29%
2014 first quarter	1.00%	1.19%

Total return for the 2015 first quarter reflected favorable returns in equities, high yield and term loan investments, partially offset by the impact of the U.S. Dollar strengthening against the Euro, British Pound Sterling and other major currencies on non-U.S. Dollar denominated investments. Excluding the effects of foreign exchange, total return was 2.05% for the 2015 first quarter, compared to 1.02% for the 2014 first quarter.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to Arch common shareholders to net income available to Arch common shareholders:

	Three Months Ended
	March 31,
	2015	2014
After-tax operating income available to Arch common shareholders	$149,846	$164,404
Net realized gains, net of tax	61,934	18,273
Net impairment losses recognized in earnings, net of tax	(5,799)	(2,971)
Equity in net income of investment funds accounted for using the equity method, net of tax	5,532	3,164
Net foreign exchange gains (losses), net of tax	66,339	(5,854)
Net income available to Arch common shareholders	$277,852	$177,016

Segment Information

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

The mortgage segment consists of our mortgage insurance and reinsurance business and includes the results of Arch MI U.S. Arch MI U.S. is approved as an eligible mortgage insurer by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.” Arch MI US provides mortgage insurance to banks, credit unions and other lenders nationwide. The mortgage segment also provides reinsurance on a global basis, direct mortgage insurance in Europe and various risk-sharing products to government agencies and mortgage lenders.

In March 2014, we invested $100.0 million and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford Re”). Watford Re is considered a variable interest entity (“VIE”) and we concluded that we are the primary beneficiary of Watford Re. As such, the results of Watford Re are included in our consolidated financial statements. The ‘other’ segment includes the results of Watford Re. Watford Re has its own management and board of directors that is responsible for the overall profitability of its results. The portion of Watford Re’s earnings attributable to third party investors is recorded in the consolidated statements of income as ‘amounts attributable to noncontrolling interests.’ For the ‘other’ segment, performance is measured based on net income or loss.

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2015	2014	% Change
Gross premiums written	$766,153	$730,646	4.9
Premiums ceded	(224,150)	(185,044)
Net premiums written	542,003	545,602	(0.7)
Change in unearned premiums	(34,089)	(68,101)
Net premiums earned	507,914	477,501	6.4
Other underwriting income	427	500
Losses and loss adjustment expenses	(317,896)	(286,770)
Acquisition expenses, net	(75,078)	(76,932)
Other operating expenses	(88,119)	(81,144)
Underwriting income	$27,248	$33,155	(17.8)

Underwriting Ratios			% Point Change
Loss ratio	62.6%	60.1%	2.5
Acquisition expense ratio	14.8%	16.1%	(1.3)
Other operating expense ratio	17.3%	17.0%	0.3
Combined ratio	94.7%	93.2%	1.5

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

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Programs	$118,197	22	$122,240	22
Professional lines	111,178	20	122,908	23
Construction and national accounts	96,503	18	95,497	18
Property, energy, marine and aviation	58,667	11	62,756	12
Excess and surplus casualty	49,370	9	43,940	8
Travel, accident and health	38,912	7	40,838	7
Lenders products	22,816	4	22,006	4
Other	46,360	9	35,417	6
Total	$542,003	100	$545,602	100

2015 First Quarter versus 2014 First Quarter. Gross premiums written by the insurance segment in the 2015 first quarter were 4.9% higher than in the 2014 first quarter, while net premiums written were 0.7% lower than in the 2014 first quarter. The differential in gross versus net premiums written primarily reflects growth in alternative markets business which is subject to a high level of cessions to captives. Changes in foreign currency rates resulted in a decrease in net premiums written in the 2015 first quarter of approximately $9 million compared to the 2014 first quarter. The change in net premiums written primarily resulted from reductions in professional lines, energy and marine and program business, partially offset by growth in alternative markets and excess and surplus casualty business. The decrease in professional lines and energy and marine business was primarily due to a strategic reduction in exposure to international business while the lower level of program business reflected the termination of one account. The increase in alternative markets primarily reflected new accounts resulting from a renewal rights agreement entered into in the 2014 second quarter while growth in excess and surplus casualty primarily resulted from contract binding business.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Programs	$115,964	23	$109,181	23
Professional lines	107,872	21	112,744	24
Construction and national accounts	72,230	14	68,989	14
Property, energy, marine and aviation	55,081	11	61,589	13
Excess and surplus casualty	52,347	10	39,107	8
Travel, accident and health	33,732	7	28,065	6
Lenders products	22,859	5	23,832	5
Other	47,829	9	33,994	7
Total	$507,914	100	$477,501	100

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2015 first quarter were 6.4% higher than in the 2014 first quarter. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2015	2014
Current year	64.3%	63.4%
Prior period reserve development	(1.7)%	(3.3)%
Loss ratio	62.6%	60.1%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio in the 2015 first quarter was 0.9 points higher than in the 2014 first quarter. The 2015 first quarter loss ratio reflected 0.6 points of current year catastrophic activity, compared to 0.5 points in the 2014 first quarter. The loss ratios for the 2015 first quarter also reflected the impact of changes in the mix of business.

Prior Period Reserve Development.

2015 First Quarter: The insurance segment’s net favorable development of $8.8 million, or 1.7 points, consisted of $12.0 million of net favorable development in short-tailed lines and $3.2 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2010 to 2013 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2014 named catastrophic events was favorable by $3.7 million in the quarter. Net adverse development in medium-tailed and long-tailed lines reflected an increase in programs of $8.4 million, primarily resulting from higher reported losses in the 2012 to 2014 accident years, partially offset by reductions in the 2006 to 2010 accident years. In addition, the insurance segment’s results reflected net favorable development in professional lines of $2.4 million, including favorable development in executive assurance and healthcare reserves across most accident years, partially offset by an increase in professional liability reserves on international business.

2014 First Quarter: The insurance segment’s net favorable development of $15.6 million, or 3.3 points, consisted of $14.4 million of net favorable development in short-tailed lines and $1.2 million of net favorable development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2010 and 2012 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2013 named catastrophic events was favorable by $1.8 million in the quarter. Net favorable development in medium-tailed and long-tailed lines reflected reductions in professional lines of $14.5 million, spread across most accident years, partially offset by an increase of $11.0 million in program reserves and $2.6 million in casualty reserves.

Underwriting Expenses.

2015 First Quarter versus 2014 First Quarter: The insurance segment’s underwriting expense ratio was 32.1% in the 2015 first quarter, compared to 33.1% in the 2014 first quarter. The acquisition expense ratio was 14.8% in the 2015 first quarter, compared to 16.1% in the 2014 first quarter. The lower 2015 first quarter ratio primarily resulted from an increase in ceding commission rates. The other operating expense ratio was 17.3% for the 2015 first quarter, compared to 17.0% for the 2014 first quarter, as a higher level of aggregate expenses was substantially offset by growth in net premiums earned.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2015	2014	% Change
Gross premiums written	$485,112	$517,053	(6.2)
Premiums ceded	(136,569)	(73,127)
Net premiums written	348,543	443,926	(21.5)
Change in unearned premiums	(68,826)	(102,578)
Net premiums earned	279,717	341,348	(18.1)
Other underwriting income	1,429	316
Losses and loss adjustment expenses	(112,532)	(139,636)
Acquisition expenses, net	(56,604)	(73,433)
Other operating expenses	(38,044)	(36,195)
Underwriting income	$73,966	$92,400	(20.0)

Underwriting Ratios			% Point Change
Loss ratio	40.2%	40.9%	(0.7)
Acquisition expense ratio	20.2%	21.5%	(1.3)
Other operating expense ratio	13.6%	10.6%	3.0
Combined ratio	74.0%	73.0%	1.0

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

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Casualty	$117,858	34	$126,713	29
Other specialty	101,148	29	147,609	33
Property excluding property catastrophe	89,924	26	95,127	21
Marine and aviation	20,844	6	16,911	4
Property catastrophe	15,443	4	52,512	12
Other	3,326	1	5,054	1
Total	$348,543	100	$443,926	100

Pro rata	$130,235	37	$174,197	39
Excess of loss	218,308	63	269,729	61
Total	$348,543	100	$443,926	100

2015 First Quarter versus 2014 First Quarter. Gross premiums written by the reinsurance segment in the 2015 first quarter were 6.2% lower than in the 2014 first quarter, while net premiums written were 21.5% lower than in the 2014 first quarter. The difference in gross versus net premiums written primarily reflects an increase in cessions to Watford Re in the 2015 first quarter compared to the 2014 first quarter. Changes in foreign currency rates resulted in a decrease in net premiums written in the 2015 first quarter of approximately $23 million compared to the 2014 first quarter. The lower level of net premiums written reflected decreases in other specialty, property catastrophe and casualty lines. The decrease in other specialty reflected non-renewals and share decreases in response to current market conditions. The lower level of property catastrophe business reflected non-renewals and share decreases in response to current market conditions and a higher usage of retrocessional coverage. The decrease in casualty premiums primarily resulted from cessions to Watford Re.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Casualty	$73,381	26	$78,746	23
Other specialty	83,798	30	114,938	34
Property excluding property catastrophe	79,764	28	75,374	22
Marine and aviation	12,613	5	18,895	5
Property catastrophe	27,270	10	49,794	15
Other	2,891	1	3,601	1
Total	$279,717	100	$341,348	100

Pro rata	$153,515	55	$187,437	55
Excess of loss	126,202	45	153,911	45
Total	$279,717	100	$341,348	100

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned for the 2015 first quarter were 18.1% lower than in the 2014 first quarter. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2015	2014
Current year	60.9%	61.5%
Prior period reserve development	(20.7)%	(20.6)%
Loss ratio	40.2%	40.9%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio in the 2015 first quarter was 0.6 points lower than in the 2014 first quarter . The 2015 first quarter loss ratio reflected 0.6 points of current year catastrophic activity, compared to 1.0 points in the 2014 first quarter. The current year loss ratio for the 2015 first quarter also reflects changes in the mix of business earned due, in part, to a lower contribution from property catastrophe business.

Prior Period Reserve Development.

2015 First Quarter: The reinsurance segment’s net favorable development of $58.0 million, or 20.7 points, consisted of $39.2 million from short-tailed lines and $18.8 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $27.5 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2012 to 2014 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development from the 2005 to 2014 named catastrophic events of $2.1 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $16.3 million and a reduction of $3.0 million in marine and aviation reserves based on varying levels of reported and paid claims activity, across all underwriting years.

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

Underwriting Expenses.

2015 First Quarter versus 2014 First Quarter: The underwriting expense ratio for the reinsurance segment was 33.8% in the 2015 first quarter, compared to 32.1% in the 2014 first quarter. The acquisition expense ratio for the 2015 first quarter was 20.2%, compared to 21.5% for the 2014 first quarter. The acquisition expense ratio was impacted by changes in development of prior year loss reserves which increased the 2015 first quarter acquisition expense ratio by 0.2 points. In addition, the comparison of the acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions. The operating expense ratio for the 2015 first quarter was 13.6%, compared to 10.6% in the 2014 first quarter, primarily reflecting the lower level of net premiums earned.

Mortgage Segment

The following table sets forth our mortgage segment’s underwriting results:

	Three Months Ended March 31,
	2015	2014	% Change
Gross premiums written	$60,541	$47,907	26.4
Premiums ceded	(8,670)	(4,639)
Net premiums written	51,871	43,268	19.9
Change in unearned premiums	(1,504)	(4,503)
Net premiums earned	50,367	38,765	29.9
Other underwriting income	7,718	766
Losses and loss adjustment expenses	(13,809)	(8,478)
Acquisition expenses, net	(10,418)	(9,154)
Other operating expenses	(20,369)	(13,876)
Underwriting income	$13,489	$8,023	68.1

Underwriting Ratios			% Point Change
Loss ratio	27.4%	21.9%	5.5
Acquisition expense ratio	20.7%	23.6%	(2.9)
Other operating expense ratio	40.4%	35.8%	4.6
Combined ratio	88.5%	81.3%	7.2

Premiums Written.

The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Net premiums written by client location:
United States	$45,822	88	$36,556	85
Other	6,049	12	6,712	15
Total	$51,871	100	$43,268	100

Net premiums written by underwriting location:
United States	$27,956	54	$16,731	39
Other	23,915	46	26,537	61
Total	$51,871	100	$43,268	100

2015 First Quarter versus 2014 First Quarter. Net premiums written in the 2015 first quarter included $27.9 million of business underwritten by Arch MI U.S., compared to $16.7 million in the 2014 first quarter. The 2015 first quarter amount reflected $23.7 million from credit union clients and $4.2 million from banks and other mortgage originators while the 2014 first quarter amount reflected two months of activity due to the acquisition of Arch MI U.S. effective January 30, 2014. Premiums written on reinsurance treaties covering U.S. and international mortgages were lower by $2.6 million compared to the 2014 first quarter. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-

month period that remains in force at the end of such period. The persistency rate of the Arch MI U.S. portfolio of mortgage loans was 79.6% at March 31, 2015, compared to 80.9% at December 31, 2014. The decline in persistency was due to policy terminations resulting from low interest rates and associated mortgage refinance activity.

Arch MI U.S. generated $1.81 billion of new insurance written (“NIW”) during the 2015 first quarter, of which approximately 50% was from credit union clients. NIW represents the original principal balance of all loans that received coverage during the period.

The following table provides details on the NIW generated by Arch MI U.S. for the last four quarters:

(U.S. Dollars in millions)	Three Months Ended
	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Total new insurance written (NIW)	$1,808		$1,359		$1,982		$941

Total NIW by credit quality (FICO score):
>=740	$1,064	59	$730	54	$1,279	64	$534	57
680-739	602	33	480	35	629	32	339	36
620-679	142	8	149	11	74	4	68	7
Total	$1,808	100	$1,359	100	$1,982	100	$941	100

Total NIW by LTV:
95.01% and above	$86	5	$79	6	$81	4	$70	8
90.01% to 95.00%	682	38	620	46	904	45	500	53
85.01% to 90.00%	583	32	389	28	646	33	265	28
85.01% and below	457	25	271	20	351	18	106	11
Total	$1,808	100	$1,359	100	$1,982	100	$941	100

Total NIW purchase vs. refinance:
Purchase	$918	51	$950	70	$1,234	62	$786	84
Refinance	890	49	409	30	748	38	155	16
Total	$1,808	100	$1,359	100	$1,982	100	$941	100

Net Premiums Earned.

The following table sets forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Net premiums earned by underwriting location:
United States	$25,519	51	$16,856	43
Other	24,848	49	21,909	57
Total	$50,367	100	$38,765	100

Net premiums earned for the 2015 periods were substantially higher than in the 2014 periods, primarily due to the acquisition of Arch MI U.S. along with a higher earned contribution from the mortgage segment’s quota share reinsurance business.

Losses and Loss Adjustment Expenses.

The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2015	2014
Current year	32.6%	24.8%
Prior period reserve development	(5.2)%	(2.9)%
Loss ratio	27.4%	21.9%

Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with mortgage insurance industry practice. Because our mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established for the 2015 first quarter.

The mortgage segment’s current year loss ratio was 7.8 points higher in the 2015 first quarter compared to the 2014 first quarter. The current year loss ratio for the 2015 first quarter reflects changes in the mix of business earned when compared to the 2014 first quarter. The mortgage segment’s net favorable development for the 2015 first quarter of $2.6 million, or 5.2 points, was spread across a number of underwriting years.

Underwriting Expenses.

2015 First Quarter versus 2014 First Quarter. The underwriting expense ratio for the mortgage segment was 61.1% in the 2015 first quarter, compared to 59.4% in the 2014 first quarter. The acquisition expense ratio was 20.7% for the 2015 first quarter, compared to 23.6% for the 2014 first quarter. The operating expense ratio was 40.4% for the 2015 first quarter, compared to 35.8% in the 2014 first quarter. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business, the underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale with respect to non-credit union clientele.

Other Segment

As noted earlier, the ‘other’ segment includes the results of Watford Re. See note 3, “Variable Interest Entity and Noncontrolling Interests” and note 5, “Segment Information,” of the notes accompanying our consolidated financial statements for additional information. The following table sets forth the results of our ‘other’ segment:

	Three Months Ended
	March 31,
	2015	2014
Gross premiums written	$128,633	$32,194
Premiums ceded	(4,055)	—
Net premiums written	124,578	32,194
Change in unearned premiums	(52,312)	(30,028)
Net premiums earned	72,266	2,166
Other underwriting income	1,962	—
Losses and loss adjustment expenses	(49,479)	(1,356)
Acquisition expenses, net	(20,976)	(823)
Other operating expenses	(2,005)	(1,109)
Underwriting income (loss)	1,768	(1,122)

Net investment income	8,706	1
Other expenses	—	(2,676)
Net realized gains	17,839	—
Net foreign exchange (losses) gains	(352)	93
Net income (loss)	27,961	(3,704)
Dividends attributable to redeemable noncontrolling interests (1)	(4,908)	(52)
Net income (loss) attributable to common interests	23,053	(3,756)
Amounts attributable to nonredeemable noncontrolling interests (1)	(20,513)	3,407
Net income (loss) available to Arch	$2,540	$(349)
Underwriting Ratios
Loss ratio	68.5%	62.6%
Acquisition expense ratio	29.0%	38.0%
Other operating expense ratio	2.8%	51.2%
Combined ratio	100.3%	151.8%

Total investable assets	$1,267,588	$1,083,280
Total assets	1,622,537	1,146,461
Total liabilities	515,535	35,371
_________________________________________________
(1)     Recorded as ‘amounts attributable to noncontrolling interests’ in the consolidated statements of income.

Other Income or Expense Items (excluding amounts related to the ‘other’ segment)

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2015	2014
Fixed maturities	$62,368	$62,449
Term loan investments	4,275	5,669
Equity securities	2,679	2,921
Short-term investments	195	405
Other (1)	12,737	4,718
Gross investment income	82,254	76,162
Investment expenses (2)	(11,966)	(9,169)
Net investment income	$70,288	$66,993
_________________________________________________

(1)	Includes dividends on investment funds and other items.

(2)	Investment expenses were approximately 0.42% of average invested assets for the 2015 first quarter, compared to 0.29% for the 2014 first quarter.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.09% for the 2015 first quarter, compared to 2.08% for the 2014 first quarter. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the effects of low prevailing interest rates available in the market. Yields in the future may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from our investments in Gulf Reinsurance Limited (“Gulf Re”) and certain other investments using the equity method on a three month lag basis based on the availability of their financial statements. In addition, other income (loss) from time to time includes certain non-recurring items. We recorded a loss of $1.9 million in the 2015 first quarter, compared to income of $2.1 million in the 2014 first quarter. In the 2014 fourth quarter, we entered into a number of strategic initiatives related to Gulf Re, including an agreement to acquire complete ownership of Gulf Re, which was approved by the Dubai Financial Services Authority in April 2015. To further support Gulf Re’s business, we entered into a 90% whole account quota share retrocession arrangement of Gulf Re’s net liabilities and a portfolio transfer of all of Gulf Re’s existing business on a funds withheld basis, effective as of October 1, 2014. Such amounts are reflected in our reinsurance segment results.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $5.9 million of equity in net income related to investment funds accounted for using the equity method in the 2015 first quarter, compared to $3.3 million for the 2014 first quarter. We use the equity method on certain investments (which primarily invest in fixed maturity securities) due to the ownership structure of these investment funds, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments, which are typically structured as limited partnerships, are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $412.4 million at March 31, 2015, compared to $349.0 million at December 31, 2014.

Net Realized Gains or Losses. We recorded net realized gains of $65.5 million for the 2015 first quarter, compared to net realized gains of $19.7 million for the 2014 first quarter. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also included changes in the fair value of assets and liabilities accounted for using the fair value option along with re-measurement of the contingent consideration liability related to our 2014 acquisition of the CMG Mortgage Insurance

Company and its affiliated mortgage insurance companies. See note 6, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline, and (iv) the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. We recorded $5.8 million of OTTI for the 2015 first quarter, compared to $3.0 million for the 2014 first quarter. The OTTI recorded for the 2015 first quarter included impairments on a short-term investment due to the decline of the Euro against the U.S. Dollar, a small number of corporate bonds based on information received from external investment managers and other items. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $9.3 million for the 2015 first quarter, compared to $10.8 million for the 2014 first quarter. The lower level primarily resulted from an adjustment to compensation-related expenses which is not expected to recur in the remainder of 2015. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Interest expense. Interest expense was $12.7 million for the 2015 first quarter, compared to $14.4 million for the 2014 first quarter. The lower level of interest expense primarily resulted from a lower rate of accretion recorded on certain deposit accounting liabilities than in the 2014 first quarter. In the 2014 third quarter, we reassessed the estimated ultimate liability on certain deposit accounting liabilities due to a determination that paid losses were expected to be lower than initially anticipated. Because the contract does not pass risk transfer under GAAP, it is accounted for similar to a borrowing with accretion and changes in expectations surrounding the estimated ultimate liability impacting interest expense. The reduction of the estimated ultimate liability in the 2014 third quarter of $8.2 million also reduced the rate of accretion recorded in interest expense for subsequent periods.

Net Foreign Exchange Gains or Losses. Net foreign exchange gains for the 2015 first quarter were $66.9 million, compared to net foreign exchange losses for the 2014 first quarter of $6.7 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. We have not matched a portion of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity.

Income tax expense. Our income tax provision on income before income taxes resulted in an expense of 4.3% for the 2015 first quarter, compared to 2.0% for the 2014 first quarter. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements.

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

At March 31, 2015, total investable assets of $15.72 billion included $14.46 billion managed by Arch and $1.27 billion included in the ‘other’ segment (i.e., attributable to Watford Re), summarized as follows:

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$10,427,810	72.1	$10,750,770	73.6
Fixed maturities, at fair value (3)	348,689	2.4	377,053	2.6
Fixed maturities pledged under securities lending agreements, at fair value	253,115	1.8	50,802	0.3
Total fixed maturities	11,029,614	76.3	11,178,625	76.5
Short-term investments available for sale, at fair value	855,032	5.9	797,226	5.5
Cash	402,314	2.8	474,247	3.2
Equity securities available for sale, at fair value	687,713	4.8	658,182	4.5
Equity securities, at fair value (3)	907	—	—	—
Other investments available for sale, at fair value	329,677	2.3	296,224	2.0
Other investments, at fair value (3)	901,124	6.2	889,253	6.1
Investments accounted for using the equity method (4)	412,367	2.8	349,014	2.4
Securities transactions entered into but not settled at the balance sheet date	(162,136)	(1.1)	(32,802)	(0.2)
Total investable assets managed by Arch	$14,456,612	100.0	$14,609,969	100.0
_________________________________________________

(1)	The table above excludes investable assets attributable to the ‘other’ segment. Such amounts are summarized as follows:

(U.S. dollars in thousands)	March 31, 2015	December 31, 2014

Investable assets in ‘other’ segment:
Cash	$68,698	$11,455
Investments accounted for using the fair value option (3)	1,191,266	1,169,226
Securities transactions entered into but not settled at the balance sheet date	7,624	(17,441)
Total investable assets included in ‘other’ segment	$1,267,588	$1,163,240

(2)	This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

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

At March 31, 2015, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.21%. At December 31, 2014, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA/Aa2” and an average yield to maturity of 2.18%. Our investment portfolio had an average effective duration of 3.35 years at March 31, 2015, compared to 3.34 years at December 31, 2014. At March 31, 2015, approximately $9.58 billion, or 66%, of total investable assets managed by Arch were internally managed, compared to $9.87 billion, or 68%, at December 31, 2014.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
March 31, 2015
Corporate bonds	$3,379,536	$62,922	$(46,982)	$3,363,596
Mortgage backed securities	839,621	20,996	(2,065)	820,690
Municipal bonds	1,626,580	33,377	(2,013)	1,595,216
Commercial mortgage backed securities	1,106,332	23,083	(2,497)	1,085,746
U.S. government and government agencies	1,517,834	16,821	(776)	1,501,789
Non-U.S. government securities	901,780	23,118	(52,685)	931,347
Asset backed securities	1,657,931	14,080	(3,563)	1,647,414
Total	$11,029,614	$194,397	$(110,581)	$10,945,798

December 31, 2014
Corporate bonds	$3,379,139	$37,928	$(38,974)	$3,380,185
Mortgage backed securities	965,533	18,843	(3,842)	950,532
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387
Non-U.S. government securities	1,099,390	21,311	(37,203)	1,115,282
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605
Total	$11,178,625	$140,673	$(92,734)	$11,130,686

The following table provides the credit quality distribution of our Fixed Maturities:

	March 31, 2015		December 31, 2014
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
U.S. government and government agencies (2)	$2,199,182	19.9	$2,245,489	20.1
AAA	4,166,106	37.8	4,299,060	38.5
AA	2,000,435	18.1	1,917,392	17.2
A	1,603,861	14.5	1,739,922	15.6
BBB	410,147	3.7	339,395	3.0
BB	195,163	1.8	157,232	1.4
B	176,590	1.6	184,869	1.7
Lower than B	150,000	1.4	154,823	1.4
Not rated	128,130	1.2	140,443	1.1
Total	$11,029,614	100.0	$11,178,625	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At March 31, 2015, below-investment grade securities comprised approximately 6% of our Fixed Maturities, compared to 6% at December 31, 2014. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At March 31, 2015, corporate bonds represented 61% of the total below investment grade securities at fair value, mortgage backed securities represented 24% of the total and 15% were in other classes. At December 31, 2014, corporate bonds represented 69% of the total below investment grade securities at fair value, mortgage backed securities represented 22% of the total and 9% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	March 31, 2015			December 31, 2014
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$2,152,026	$(31,233)	28.2	$4,181,313	$(55,498)	59.8
10-20%	328,877	(53,213)	48.1	239,158	(33,111)	35.7
20-30%	93,163	(25,255)	22.8	5,618	(1,990)	2.1
Greater than 30%	785	(880)	0.9	3,437	(2,135)	2.4
Total	$2,574,851	$(110,581)	100.0	$4,429,526	$(92,734)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	March 31, 2015			December 31, 2014
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$105,808	$(2,505)	2.3	$141,986	$(3,728)	4.0
10-20%	15,542	(2,156)	1.9	20,127	(3,530)	3.8
20-30%	3,950	(1,211)	1.1	5,618	(1,990)	2.1
Greater than 30%	783	(879)	0.8	3,434	(2,133)	2.3
Total	$126,083	$(6,751)	6.1	$171,165	$(11,381)	12.2

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2015, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Apple Inc.	$101,848	AA+/Aa1
Exxon Mobil Corp.	86,321	AAA/Aaa
General Electric Co.	80,670	AA+/A1
Microsoft Corporation	73,963	AAA/Aaa
International Business Machines Corp.	70,340	AA-/Aa3
Daimler AG	57,298	A-/A3
Chevron Corp.	55,323	AA/Aa1
Toyota Motor Corporation	54,996	AA-/Aa3
Honda Motor Co Ltd.	50,281	A+/A1
Wells Fargo & Company	44,836	A+/A2
Total	$675,876
_________________________________________________

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At March 31, 2015, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $839.6 million, or 5.8% of total investable assets managed by Arch, compared to $965.5 million, or 6.6%, at December 31, 2014.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At March 31, 2015, CMBS constituted approximately $1.11 billion, or 7.7% of total investable assets managed by Arch, compared to $1.11 billion, or 7.6%, at December 31, 2014.

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

The following table provides information on our MBS and CMBS at March 31, 2015, excluding amounts guaranteed by the U.S. government:

				Estimated Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Non-agency MBS:	2003-2008	$123,170	CC+	$132,942	107.9%	0.9%
	2009	27,005	AAA	26,859	99.5%	0.2%
	2010	22,094	AA+	21,767	98.5%	0.2%
	2013	50,485	AAA	51,389	101.8%	0.4%
	2014	48,897	AA	48,918	100.0%	0.3%
	2015	1,659	NR	1,662	100.2%	—%
Total non-agency MBS		$273,310	BB+	$283,537	103.7%	2.0%

Non-agency CMBS:	2002-2008	74,414	A+	75,290	101.2%	0.5%
	2009	366	BBB-	368	100.5%	—%
	2010	42,380	AAA	44,246	104.4%	0.3%
	2011	62,346	AAA	62,939	101.0%	0.4%
	2012	67,577	AAA	69,551	102.9%	0.5%
	2013	214,565	AA+	222,261	103.6%	1.5%
	2014	379,244	AAA	387,521	102.2%	2.7%
	2015	118,208	AA+	118,892	100.6%	0.8%
Total non-agency CMBS		$959,100	AA+	$981,068	102.3%	6.8%

	Non-Agency	Non-Agency
Additional Statistics:	MBS	CMBS (1)
Weighted average loan age (months)	82	28
Weighted average life (months) (2)	50	54
Weighted average loan-to-value % (3)	64.9%	58.5%
Total delinquencies (4)	12.5%	0.6%
Current credit support % (5)	8.2%	37.8%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at March 31, 2015. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 26% to 106% on MBS and 8% to 201% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at March 31, 2015:

				Estimated Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Sector:
Credit cards	$676,323	AAA	15%	$681,630	100.8%	4.7%
Autos	393,521	AAA	25%	396,785	100.8%	2.7%
Loans	256,985	AA	42%	257,070	100.0%	1.8%
Equipment	177,969	AA	8%	178,046	100.0%	1.2%
Other (1)	142,616	A+	10%	144,400	101.3%	1.0%
Total ABS (2)	$1,647,414	AA+		$1,657,931	100.6%	11.5%
_________________________________________________

(1)	Including rate reduction bonds, commodities, home equity, U.K. securitized and other.

(2)	The effective duration of the total ABS was 1.9 years at March 31, 2015.

At March 31, 2015, our fixed income portfolio included $21.6 million par value in sub-prime securities with a fair value of $12.7 million and average credit quality ratings from S&P/Moody’s of “CCC-/Caa3.” At December 31, 2014, our fixed income portfolio included $16.9 million par value in sub-prime securities with a fair value of $8.5 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.” Such amounts were primarily in the home equity sector of our ABS, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $5.7 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC-/Ca” at March 31, 2015, compared to $5.8 million and “CCC/Ca” at December 31, 2014.

The following table provides information on the fair value of our Eurozone investments at March 31, 2015:

	Sovereign (2)	Financial Corporates	Other Corporates	Bank Loans (3)	Equities and Other	Total
Country (1)
Netherlands	$77,445	$1,499	$60,030	$11,663	$140	$150,777
Germany	67,892	—	10,835	26,142	191	105,060
Supranational (4)	52,284	—	—	—	—	52,284
Belgium	42,525	—	—	—	—	42,525
Luxembourg	—	—	30,769	7,646	1,783	40,198
Spain	21,050	—	804	—	—	21,854
France	1,992	2,274	7,413	2,776	3,295	17,750
Ireland	—	—	3,186	1,637	4,901	9,724
Italy	—	—	558	464	—	1,022
Slovenia	840	—	—	—	—	840
Total	$264,028	$3,773	$113,595	$50,328	$10,310	$442,034
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at March 31, 2015.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Included in “investments accounted for using the fair value option.”

(4)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At March 31, 2015, our equity portfolio included $687.7 million of equity securities, compared to $658.2 million at December 31, 2014. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	March 31, 2015			December 31, 2014
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$180,329	$(5,923)	47.5	$127,467	$(4,973)	37.2
10-20%	42,216	(5,370)	43.1	47,880	(6,546)	49.0
20-30%	4,158	(1,170)	9.4	5,328	(1,695)	12.7
Greater than 30%	8	(4)	—	327	(150)	1.1
Total	$226,711	$(12,467)	100.0	$181,002	$(13,364)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at March 31, 2015. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at March 31, 2015.

The following table summarizes our other investments:

	March 31, 2015	December 31, 2014
Available for sale:
Asian and emerging markets	$270,087	$236,586
Investment grade fixed income	59,590	59,638
Total available for sale	329,677	296,224
Fair value option:
Term loan investments (par value: $387,402 and $415,462)	388,062	410,995
Mezzanine debt funds	121,570	121,341
Credit related funds	138,576	114,436
Investment grade fixed income	63,162	69,108
Asian and emerging markets	26,846	25,800
Other (1)	162,908	147,573
Total fair value option	901,124	889,253
Total	$1,230,801	$1,185,477
________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 7, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 segregated by level in the fair value hierarchy.

Investable Assets in the ‘Other’ Segment

Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses. The following table summarizes investable assets in the ‘other’ segment:

	March 31, 2015	December 31, 2014

Cash	$68,698	$11,455
Investments accounted for using the fair value option:
Term loan investments (par value: $667,862 and $678,875)	656,700	662,654
Fixed maturities	408,778	254,971
Short-term investments	125,788	251,601
Total investments accounted for using the fair value option	1,191,266	1,169,226
Securities transactions entered into but not settled at the balance sheet date	7,624	(17,441)
Total investable assets included in ‘other’ segment	$1,267,588	$1,163,240

Premiums Receivable and Reinsurance Recoverables

At March 31, 2015, 83.3% of premiums receivable of $1.12 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 3.0% of the total. At December 31, 2014, 80.9% of premiums receivable of $948.7 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.4% of the total. Approximately 3.8% of the $44.5 million of paid losses and loss adjustment expenses recoverable at March 31, 2015 were more than 90 days overdue, while 1.0% of the $34.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2014 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $14.2 million at March 31, 2015, compared to $13.4 million at December 31, 2014.

At March 31, 2015, approximately 82.1% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.79 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.5% of our total shareholders’ equity. At December 31, 2014, approximately 83.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.81 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.7% of our total shareholders’ equity.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2015	2014
Premiums Written
Direct	$794,433	$745,989
Assumed	547,589	549,147
Ceded	(275,027)	(230,146)
Net	$1,066,995	$1,064,990

Premiums Earned
Direct	$734,216	$681,888
Assumed	397,251	382,298
Ceded	(221,204)	(204,406)
Net	$910,263	$859,780

Losses and Loss Adjustment Expenses
Direct	$430,842	$385,715
Assumed	159,545	144,021
Ceded	(96,670)	(93,496)
Net	$493,717	$436,240

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

At March 31, 2015 and December 31, 2014, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	March 31, 2015	December 31, 2014
Insurance:
Case reserves	$1,430,171	$1,459,040
IBNR reserves	3,067,179	3,066,962
Total net reserves	4,497,350	4,526,002
Reinsurance:
Case reserves	791,428	794,838
Additional case reserves	21,882	97,413
IBNR reserves	1,650,825	1,658,468
Total net reserves	2,464,135	2,550,719
Mortgage:
Case reserves	95,865	96,092
IBNR reserves	22,470	21,709
Total net reserves	118,335	117,801
Other:
Case reserves	21,237	12,010
IBNR reserves	83,799	51,613
Total net reserves	105,036	63,623
Total:
Case reserves	2,338,701	2,361,980
Additional case reserves	21,882	97,413
IBNR reserves	4,824,273	4,798,752
Total net reserves	$7,184,856	$7,258,145

At March 31, 2015 and December 31, 2014, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2015	December 31, 2014
Professional lines (1)	$1,425,045	$1,453,770
Construction and national accounts	827,176	806,007
Excess and surplus casualty (2)	684,562	683,305
Programs	684,143	669,601
Property, energy, marine and aviation	360,665	407,730
Travel, accident and health	57,268	60,888
Lenders products	41,002	40,579
Other (3)	417,489	404,122
Total net reserves	$4,497,350	$4,526,002
_________________________________________________

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

At March 31, 2015 and December 31, 2014, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2015	December 31, 2014
Casualty (1)	$1,393,761	$1,432,203
Other specialty (2)	427,123	448,418
Property excluding property catastrophe (3)	341,610	346,610
Marine and aviation	138,343	139,318
Property catastrophe	109,887	128,436
Other (4)	53,411	55,734
Total net reserves	$2,464,135	$2,550,719
 _________________________________________________

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.

Mortgage Operations Supplemental Information

For the 2015 periods, the mortgage segment’s insurance in force (“IIF”), which represents the aggregate dollar amount of each insured mortgage loan’s original principal balance, and risk in force (“RIF”), which represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued, were as follows:

(U.S. Dollars in millions)	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Insurance In Force (IIF):
U.S. mortgage insurance	$22,984	41	$22,402	47	$22,055	46	$21,168	45
Mortgage reinsurance	20,262	36	20,772	44	21,097	44	21,405	45
Other (1)	12,944	23	4,400	9	4,464	10	4,586	10
Total	$56,190	100	$47,574	100	$47,616	100	$47,159	100

Risk In Force (RIF) (2):
U.S. mortgage insurance	$5,733	54	$5,600	56	$5,506	55	$5,273	53
Mortgage reinsurance	4,209	40	4,393	43	4,483	44	4,601	46
Other (1)	619	6	136	1	136	1	139	1
Total	$10,561	100	$10,129	100	$10,125	100	$10,013	100

Ending number of policies in force	133,079		131,111		129,665		126,347
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

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to RIF:

(U.S. Dollars in millions)	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Total RIF by credit quality (FICO):
>=740	$3,009	53	$2,917	52	$2,864	52	$2,687	51
680-739	1,895	33	1,846	33	1,803	32	1,724	33
620-679	698	12	700	13	694	13	709	13
<620	131	2	137	2	145	3	153	3
Total	$5,733	100	$5,600	100	$5,506	100	$5,273	100
Weighted average FICO score	734		733		733		731

Total RIF by Loan-To-Value (LTV):
95.01% and above	$1,102	19	$1,123	20	$1,139	21	$1,161	22
90.01% to 95.00%	2,742	48	2,652	47	2,558	46	2,389	45
85.01% to 90.00%	1,590	28	1,552	28	1,544	28	1,474	28
85.00% and below	299	5	273	5	265	5	249	5
Total	$5,733	100	$5,600	100	$5,506	100	$5,273	100
Weighted average LTV	93.3%		93.4%		93.4%		93.4%

Total RIF by State:
Wisconsin	$536	9	$538	10	$532	10	$517	10
California	492	9	480	9	474	9	454	9
Texas	307	5	302	5	293	5	283	5
Minnesota	278	5	274	5	271	5	258	5
Florida	280	5	273	5	271	5	264	5
Washington	234	4	232	4	231	4	228	4
Massachusetts	213	4	210	4	209	4	204	4
Alaska	209	4	209	4	207	4	202	4
Virginia	206	3	200	3	196	3	186	4
New York	189	3	188	3	188	3	184	3
Others	2,789	49	2,694	48	2,634	48	2,493	47
Total	$5,733	100	$5,600	100	$5,506	100	$5,273	100

Weighted average coverage (1)	24.9%		25.0%		25.0%		24.9%
Analysts’ persistency (2)	79.6%		80.9%		81.2%		80.5%
Risk-to-capital ratio (3)	9.3:1		9.5:1		9.3:1		8.9:1
_________________________________________________

(1)	Represents the end of period RIF divided by end of period IIF.

(2)	Represents the percentage of IIF at the beginning of a 12-month period that remained in force at the end of the period.

(3)	Represents total current (non-delinquent) RIF, net of reinsurance, divided by total statutory capital. Ratio calculated for Arch MI U.S. only (estimate for March 31, 2015).

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to insured loans and loss metrics:

(U.S. Dollars in thousands, except loan count)	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Rollforward of insured loans in default:
Beginning delinquent number of loans	3,474	3,625	3,641	3,858
Plus: new notices	1,190	1,402	1,553	1,377
Less: cures	(1,376)	(1,202)	(1,168)	(1,202)
Less: paid claims	(288)	(351)	(397)	(383)
Less: delinquent rescissions and denials	6	—	(4)	(9)
Ending delinquent number of loans	3,006	3,474	3,625	3,641

Ending percentage of loans in default	2.3%	2.6%	2.8%	2.9%

Losses:
Number of claims paid	288	351	397	383
Total paid claims	$12,180	$15,358	$17,093	$16,190
Average per claim	$42.3	$43.8	$43.1	$42.3
Severity (1)	97.1%	99.2%	93.7%	93.0%
Average reserve per default	$33.1	$27.5	$27.1	$28.1
_________________________________________________
(1)    Represents total paid claims divided by RIF of loans for which claims were paid.

Shareholders’ Equity and Book Value per Common Share

Total shareholders’ equity available to Arch was $6.29 billion at March 31, 2015, compared to $6.13 billion at December 31, 2014. The increase in 2015 was primarily attributable to net income, reflecting contributions from both underwriting and investing activities, partially offset by share purchase activity.

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	March 31, 2015	December 31, 2014
Calculation of book value per common share:
Total shareholders’ equity available to Arch	$6,288,702	$6,130,053
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity available to Arch	$5,963,702	$5,805,053
Common shares outstanding, net of treasury shares (1)	124,760,841	127,367,934
Book value per common share	$47.80	$45.58
_________________________________________________

(1)	Excludes the effects of 7,736,178 and 7,804,033 stock options and 440,848 and 447,073 restricted stock units outstanding at March 31, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $8.0 million at March 31, 2015, compared to $3.3 million at December 31, 2014. During 2015, ACGL received dividends of $186.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2014, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.40 billion ($2.36 billion at December 31, 2013) and statutory capital and surplus of $5.42 billion ($5.42 billion at December 31, 2013), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.17 billion to ACGL during the remainder of 2015 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2014.

Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly-owned subsidiary of ACGL. Arch Re U.S. can declare a maximum of approximately $110 million of dividends during the remainder of 2015 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of the $110 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment; or (2) the Commissioner shall have approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Arch MI U.S. is currently approved by the GSEs as an eligible mortgage insurer. In addition to existing eligibility requirements applicable to all eligible mortgage insurers, the GSEs imposed conditions in connection with their approvals of Arch MI U.S. as a qualified mortgage insurer. These conditions require, among other things, that Arch MI U.S.: (i) maintain minimum capital funding of $400 million which may consist of statutory capital (policyholders’ surplus plus contingency reserves), dedicated reinsurance trust assets for any primary business reinsured and a value for purchased technology assets; (ii) maintain minimum statutory capital (defined as policyholders’ surplus plus contingency reserves) of no less than $260 million; (ii) maintain a risk-to-capital ratio of no greater than 18 to 1; and (iv) refrain from paying dividends to affiliates for three years commencing February 2014. On December 31, 2015, these requirements will be superceded by the GSEs’ revised private mortgage insurer eligibility requirements discussed below.
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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At March 31, 2015 and December 31, 2014, such amounts approximated $5.54 billion and $5.52 billion, respectively.

Our non-U.S. operations account for a significant percentage of our net premiums written. In general, the business written by our non-U.S. operations, which is heavily weighted towards reinsurance business, has been more profitable than the business written in our U.S. operations, which is weighted more towards insurance business. In general, our reinsurance segment has operated at a higher margin than our insurance segment, which is due to prevailing market conditions and the mix and type of business written. Historically, the most profitable line of business has been catastrophe-exposed property reinsurance, which is written primarily in our non-U.S. operations. Additionally, a significant component of our pre-tax income is generated through our investment performance. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2014 calendar year, the U.S. groups ceded business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 53%, compared to 55% for 2013. All of the above factors have resulted in the non-U.S. group providing a higher contribution to our overall pre-tax income in the current period than the percentage of net premiums written would indicate.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31,
	2015	2014
Total cash provided by (used for):
Operating activities	$85,461	$198,169
Investing activities	44,619	(41,226)
Financing activities	(138,302)	978,364
Effects of exchange rate changes on foreign currency cash	(6,468)	241
Increase (decrease) in cash	$(14,690)	$1,135,548

•
Cash provided by operating activities for the 2015 first quarter was lower than in the 2014 first quarter. The decrease in operating cash flows reflected an increase in outflows related to claim payments, including amounts which are reimbursable from insureds, reinsurers and others, and a lower level of premiums collected, primarily reflecting a higher level of outflows to reinsurers. In the 2015 first quarter, net outflows to Watford Re on affiliated transactions increased compared to the 2014 first quarter. Excluding Watford Re’s operating cash flows, our cash flow from operating activities was $15.6 million, compared to $197.4 million.

•
Cash provided by investing activities for the 2015 first quarter was higher than in the 2014 first quarter. Activity for the 2015 first quarter reflected an increase in securities lending transactions while the 2014 first quarter reflected our acquisition of Arch MI U.S.

•
Cash used for financing activities for the 2015 first quarter was lower than the cash provided by financing activities in the 2014 first quarter. There were $162.9 million of repurchases under our share repurchase program for the 2015 first quarter, while the 2014 first quarter reflected the capital raising of Watford Re.

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

Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other investments and our investments in Gulf Reinsurance Limited (joint venture) and Watford Re may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values.

At March 31, 2015, total investable assets of $15.72 billion included $14.46 billion managed by Arch and $1.27 billion included in the ‘other’ segment (i.e., attributable to Watford Re). The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $1.22 billion at March 31, 2015.

Changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of March 31, 2015 included $264.0 million of securities issued and/or guaranteed by Eurozone governments at fair value, $1.52 billion of obligations of the U.S. government and government agencies at fair value and $1.63 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2014 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

On April 17, 2015, Fannie Mae and Freddie Mac (the GSEs) issued revised requirements for private mortgage insurers, including Arch MI U.S. These revised Private Mortgage Insurer Eligibility Requirements (“PMIERs”) are effective December 31, 2015. Proposed PMIERs had been released for public comment by the Federal Housing Finance Agency in July 2014. The revised PMIERs establish new standards that mortgage insurers must meet in order to insure loans sold to or guaranteed by the GSEs. The PMIERs’ financial requirements are based in part on a risk-based, required assets model and employ a grid approach based upon a number of factors, including vintage (origination year), original loan-to-value and original credit score of performing loans and the delinquency status of non-performing loans. No later than March 1, 2016, mortgage insurers must certify to the GSEs that they meet all of the requirements of the PMIERs or identify specific requirements that they do not meet. If a mortgage insurer is unable to meet the financial requirements of the PMIERs, it must submit by March 31, 2016 a transition plan to the GSEs for their review and approval. Mortgage insurers that have not met the financial requirements of the PMIERs by June 30, 2017 will be subject to remediation actions by the GSEs. The available assets required to satisfy the revised financial requirements of the PMIERs at any point in time will be affected by many factors, including macro-economic conditions, the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable point in time, and the amount of ceded risk that may be deducted by Arch MI U.S. in its calculation of “minimum required assets.” Based upon our interpretation of the revised PMIERs and Arch MI U.S.’s mortgage insurance portfolio and balance sheet as of March 31, 2015, we believe that Arch MI U.S. currently satisfies the PMIERs’ financial requirements.

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

On January 30, 2014, we completed our acquisition of CMG Mortgage Insurance Company and its affiliated mortgage insurance companies (the “CMG Entities”). The Stock Purchase Agreement contains provisions for contingent consideration payments, subject to an overall maximum payment of 150% of closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million over the earn-out period. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by us, no additional payments would be due.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program through March 31, 2015, ACGL has repurchased 120.9 million common shares for an aggregate purchase price of $3.40 billion. At March 31, 2015, approximately $724.2 million of share repurchases were available under the program. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2016. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In June 2014, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Reinsurance Company, our U.S.-based reinsurer, and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $180.0 million, which are available on a limited basis and for limited purposes. Refer to note 9, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

In March 2015, ACGL and Arch Capital Group (U.S.) Inc. filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

At March 31, 2015, total capital available to Arch of $7.19 billion consisted of $800.0 million of senior notes, representing 11.1% of the total, $100.0 million of revolving credit agreement borrowings due in June 2019, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.5% of the total, and common shareholders’ equity of $5.96 billion, representing 83.0% of the total. At December 31, 2014, total capital available to Arch of $7.03 billion consisted of $800.0 million of senior notes, representing 11.4% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.81 billion, representing 82.6% of the total. The increase in capital during 2015 reflected strong underwriting and investment returns, partially offset by share repurchase activity.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2015. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at March 31, 2015 that affect the quantitative and qualitative disclosures presented in our 2014 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
March 31, 2015
Total fair value	$15,039.6	$14,802.5	$14,564.6	$14,326.6	$14,095.4
Change from base	3.26%	1.63%		(1.63)%	(3.22)%
Change in unrealized value	$475.0	$237.9		$(238.0)	$(469.2)

December 31, 2014
Total fair value	$14,753.8	$14,523.4	$14,292.1	$14,067.5	$13,850.4
Change from base	3.23%	1.62%		(1.57)%	(3.09)%
Change in unrealized value	$461.7	$231.3		$(224.6)	$(441.7)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
March 31, 2015
Total fair value	$14,965.4	$14,764.9	$14,564.6	$14,365.4	$14,166.5
Change from base	2.75%	1.38%		(1.37)%	(2.73)%
Change in unrealized value	$400.8	$200.3		$(199.2)	$(398.1)

December 31, 2014
Total fair value	$14,572.5	$14,446.9	$14,292.1	$14,151.2	$14,012.8
Change from base	1.96%	1.08%		(0.99)%	(1.95)%
Change in unrealized value	$280.4	$154.8		$(140.9)	$(279.3)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2015, our portfolio’s VaR was estimated to be 3.34%, compared to an estimated 2.86% at December 31, 2014.

Certain Other Investments and Equity Securities. Our investment portfolio includes certain other investments which do not invest in fixed income securities along with equity holdings. At March 31, 2015 and December 31, 2014, the fair value of such investments totaled $688.6 million and $658.2 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $68.9 million and $65.8 million at March 31, 2015 and December 31, 2014, respectively, and would have decreased book value per common share by approximately $0.55 and $0.52, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $68.9 million and $65.8 million at March 31, 2015 and December 31, 2014, respectively, and would have increased book value per common share by approximately $0.55 and $0.52, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At March 31, 2015, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.04 billion, compared to $3.28 billion at December 31, 2014. If the underlying exposure of each investment-related derivative held at March 31, 2015 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $30.4 million, and a decrease in book value per common share of approximately $0.24 per share, compared to $32.8 million and $0.26 per share, respectively, on investment-related derivatives held at December 31, 2014. If the underlying exposure of each investment-related derivative held at March 31, 2015 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $30.4 million, and an increase in book value per common share of approximately $0.24 per share, compared to $32.8 million and $0.26 per share, respectively, on investment-related derivatives held at December 31, 2014.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(44,909)	$35,372
Shareholders’ equity denominated in foreign currencies (1)	321,727	336,565
Net foreign currency forward contracts outstanding (2)	(356,432)	(308,149)
Net exposures denominated in foreign currencies	$(79,614)	$63,788

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$7,961	$(6,379)
Book value per common share	$0.06	$(0.05)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(7,961)	$6,379
Book value per common share	$(0.06)	$0.05
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Notional value of the outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2015;

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

Other Financial Information

The consolidated financial statements as of March 31, 2015 and for the three month period ended March 31, 2015 and 2014 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 8, 2015) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2015, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2015 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
1/1/2015 - 1/31/2015	884,993	$58.79	872,616	$835,835
2/1/2015 - 2/28/2015	351,801	58.82	333,717	$816,214
3/1/2015 - 3/31/2015	1,530,759	60.32	1,524,915	$724,242
Total	2,767,553	$59.64	2,731,248	$724,242
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

(2)
Remaining amount available at March 31, 2015 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2016.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2015 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated February 27, 2015, between Arch Capital Group Ltd. and John D. Vollaro
10.2	Share Appreciation Right Agreement, dated November 6, 2014, between Arch Capital Group Ltd. and Marc Grandisson
10.3	Restricted Share Agreement, dated November 6, 2014, between Arch Capital Group Ltd. and Marc Grandisson
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: May 8, 2015	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: May 8, 2015	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated February 27, 2015, between Arch Capital Group Ltd. and John D. Vollaro
10.2	Share Appreciation Right Agreement, dated November 6, 2014, between Arch Capital Group Ltd. and Marc Grandisson
10.3	Restricted Share Agreement, dated November 6, 2014, between Arch Capital Group Ltd. and Marc Grandisson
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.