Form 10-Q
period 2015-06-30
ARCH CAPITAL GROUP LTD.
filed 2015-08-07
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

As of July 31, 2015, there were 122,441,665 common shares, $0.0033 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and June 30, 2014, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2015 and June 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
August 7, 2015

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $9,945,598 and $10,701,557)	$9,927,603	$10,750,770
Short-term investments available for sale, at fair value (amortized cost: $878,437 and $801,758)	875,727	797,226
Collateral received under securities lending, at fair value (amortized cost: $373,909 and $40,473)	377,897	44,301
Equity securities available for sale, at fair value (cost: $615,055 and $562,534)	701,623	658,182
Other investments available for sale, at fair value (cost: $333,438 and $264,747)	377,677	296,224
Investments accounted for using the fair value option	2,613,487	2,425,053
Investments accounted for using the equity method	472,926	349,014
Total investments	15,346,940	15,320,770

Cash	525,074	485,702
Accrued investment income	80,129	74,316
Securities pledged under securities lending, at fair value (amortized cost: $374,447 and $52,076)	373,969	50,802
Premiums receivable	1,181,636	948,695
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,831,227	1,812,845
Contractholder receivables	1,393,138	1,309,192
Prepaid reinsurance premiums	442,141	377,078
Deferred acquisition costs, net	448,647	414,525
Receivable for securities sold	454,057	78,170
Goodwill and intangible assets	102,518	109,539
Other assets	905,449	1,024,447
Total assets	$23,084,925	$22,006,081

Liabilities
Reserve for losses and loss adjustment expenses	$9,082,281	$9,036,448
Unearned premiums	2,442,923	2,231,578
Reinsurance balances payable	252,462	219,312
Contractholder payables	1,393,138	1,309,192
Deposit accounting liabilities	277,523	327,384
Senior notes	791,222	791,141
Revolving credit agreement borrowings	100,000	100,000
Securities lending payable	383,965	50,529
Payable for securities purchased	468,015	128,413
Other liabilities	756,005	693,438
Total liabilities	15,947,534	14,887,435

Commitments and Contingencies
Redeemable noncontrolling interests	204,996	219,512

Shareholders' Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 172,780,590 and 171,672,408)	576	572
Additional paid-in capital	437,533	383,073
Retained earnings	7,242,728	6,854,571
Accumulated other comprehensive income, net of deferred income tax	66,441	128,856
Common shares held in treasury, at cost (shares: 50,376,681 and 44,304,474)	(1,934,763)	(1,562,019)
Total shareholders' equity available to Arch	6,137,515	6,130,053
Non-redeemable noncontrolling interests	794,880	769,081
Total shareholders' equity	6,932,395	6,899,134
Total liabilities, noncontrolling interests and shareholders' equity	$23,084,925	$22,006,081

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Net premiums written	$943,580	$971,928	$2,010,575	$2,036,918
Change in unearned premiums	(142)	(64,776)	(156,873)	(269,986)
Net premiums earned	943,438	907,152	1,853,702	1,766,932
Net investment income	86,963	72,990	165,957	139,984
Net realized gains (losses)	(35,725)	54,144	47,623	73,841
Other-than-temporary impairment losses	(1,126)	(14,749)	(8,373)	(17,720)
Less investment impairments recognized in other comprehensive income, before taxes	13	—	1,461	—
Net impairment losses recognized in earnings	(1,113)	(14,749)	(6,912)	(17,720)

Other underwriting income	7,717	2,033	19,253	3,615
Equity in net income of investment funds accounted for using the equity method	16,167	9,240	22,056	12,493
Other income	2,205	4,850	317	2,746
Total revenues	1,019,652	1,035,660	2,101,996	1,981,891

Expenses
Losses and loss adjustment expenses	519,426	485,518	1,013,142	921,758
Acquisition expenses	175,425	158,158	338,501	318,500
Other operating expenses	168,608	156,350	326,490	302,149
Interest expense	4,011	14,334	16,747	28,738
Net foreign exchange losses (gains)	19,583	2,294	(46,918)	8,857
Total expenses	887,053	816,654	1,647,962	1,580,002

Income before income taxes	132,599	219,006	454,034	401,889
Income tax expense	(6,780)	(7,289)	(19,458)	(11,027)
Net income	$125,819	$211,717	$434,576	$390,862
Amounts attributable to noncontrolling interests	(10,029)	(3,701)	(35,450)	(346)
Net income available to Arch	115,790	208,016	399,126	390,516
Preferred dividends	(5,485)	(5,485)	(10,969)	(10,969)
Net income available to Arch common shareholders	$110,305	$202,531	$388,157	$379,547

Net income per common share
Basic	$0.91	$1.53	$3.16	$2.87
Diluted	$0.88	$1.48	$3.05	$2.78

Weighted average common shares and common share equivalents outstanding
Basic	121,719,214	132,650,634	122,957,384	132,256,462
Diluted	125,885,420	136,889,944	127,156,713	136,716,889

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Comprehensive Income
Net income	$125,819	$211,717	$434,576	$390,862
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(81,935)	108,428	2,369	179,781
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(13)	—	(1,461)	—
Reclassification of net realized gains, net of income taxes, included in net income	(21,214)	(8,285)	(52,146)	(29,534)
Foreign currency translation adjustments	11,580	10,021	(11,177)	8,672
Comprehensive income	34,237	321,881	372,161	549,781
Amounts attributable to noncontrolling interests	(10,029)	(3,701)	(35,450)	(346)
Comprehensive income available to Arch	$24,208	$318,180	$336,711	$549,435

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
Non-cumulative preferred shares
Balance at beginning and end of period	$325,000	$325,000

Common shares
Balance at beginning of year	572	565
Common shares issued, net	4	5
Balance at end of period	576	570

Additional paid-in capital
Balance at beginning of year	383,073	299,517
Common shares issued, net	7,378	6,360
Exercise of stock options	9,624	11,233
Amortization of share-based compensation	36,044	35,627
Other	1,414	471
Balance at end of period	437,533	353,208

Retained earnings
Balance at beginning of year	6,854,571	6,042,154
Net income	434,576	390,862
Amounts attributable to noncontrolling interests	(35,450)	(346)
Preferred share dividends	(10,969)	(10,969)
Balance at end of period	7,242,728	6,421,701

Accumulated other comprehensive income
Balance at beginning of year	128,856	74,964
Unrealized appreciation in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	161,598	80,692
Unrealized holding (losses) gains arising during period, net of reclassification adjustment	(49,777)	150,247
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(1,461)	—
Balance at end of period	110,360	230,939
Foreign currency translation adjustments:
Balance at beginning of year	(32,742)	(5,728)
Foreign currency translation adjustments	(11,177)	8,672
Balance at end of period	(43,919)	2,944
Balance at end of period	66,441	233,883

Common shares held in treasury, at cost
Balance at beginning of year	(1,562,019)	(1,094,704)
Shares repurchased for treasury	(372,744)	(10,259)
Balance at end of period	(1,934,763)	(1,104,963)

Total shareholders’ equity available to Arch	6,137,515	6,229,399
Non-redeemable noncontrolling interests	794,880	792,340
Total shareholders’ equity	$6,932,395	$7,021,739

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$434,576	$390,862
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains	(60,818)	(87,520)
Net impairment losses recognized in earnings	6,912	17,720
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(10,349)	(135)
Share-based compensation	36,044	35,627
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	91,616	60,474
Unearned premiums, net of prepaid reinsurance premiums	156,873	269,986
Premiums receivable	(206,642)	(325,953)
Deferred acquisition costs, net	(39,009)	(55,822)
Reinsurance balances payable	19,657	65,803
Other liabilities	(94,841)	43,133
Other items	51,180	38,888
Net Cash Provided By Operating Activities	385,199	453,063

Investing Activities
Purchases of fixed maturity investments	(14,641,391)	(14,311,748)
Purchases of equity securities	(288,535)	(174,687)
Purchases of other investments	(1,273,780)	(1,022,987)
Proceeds from sales of fixed maturity investments	14,355,519	13,204,854
Proceeds from sales of equity securities	272,343	98,687
Proceeds from sales, redemptions and maturities of other investments	1,078,675	618,707
Proceeds from redemptions and maturities of fixed maturity investments	474,984	432,040
Proceeds from investment in joint venture	40,000	—
Net sales of short-term investments	3,707	430,304
Change in cash collateral related to securities lending	(18,329)	18,701
Purchase of business, net of cash acquired	818	(235,578)
Purchases of furniture, equipment and other assets	(43,165)	(10,360)
Net Cash Used For Investing Activities	(39,154)	(952,067)

Financing Activities
Purchases of common shares under share repurchase program	(361,877)	—
Proceeds from common shares issued, net	2,178	2,521
Change in cash collateral related to securities lending	18,329	(18,701)
Third party investment in non-redeemable noncontrolling interests	—	796,903
Third party investment in redeemable noncontrolling interests	—	219,233
Dividends paid to redeemable noncontrolling interests	(9,313)	(4,816)
Other	55,018	4,706
Preferred dividends paid	(10,969)	(10,969)
Net Cash Provided By (Used For) Financing Activities	(306,634)	988,877

Effects of exchange rate changes on foreign currency cash	(39)	2,513

Increase in cash	39,372	492,386
Cash beginning of year	485,702	434,057
Cash end of period	$525,074	$926,443

Income taxes paid	$25,992	$8,279
Interest paid	$25,076	$21,696

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

Acquisition of Gulf Reinsurance Limited

In May 2008, the Company provided $100.0 million of funding to Gulf Reinsurance Limited, a wholly owned subsidiary of Gulf Re Holdings Limited (collectively, “Gulf Re”), pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, Arch Re Bermuda and GIC each owned 50% of Gulf Re. The Company entered into a number of strategic initiatives related to Gulf Re in the 2014 fourth quarter, including an agreement to acquire complete ownership and effective control of Gulf Re. Such agreement was approved by the Dubai Financial Services Authority in April 2015 and the transaction closed on May 14, 2015. Pursuant to the agreement, Gulf Re distributed $130.6 million in total to the Company and GIC, and Gulf Re maintained $50.7 million of equity capital. The Company purchased GIC’s remaining investment in Gulf Re for $25.6 million through a transfer of fixed maturity investments. GIC will continue to participate equally with the Company in the financial results of Gulf Re and have the ability to purchase shares in Gulf Re over the next seven years. The acquisition resulted in no goodwill or other intangible assets as the fair value of Gulf Re was equal to its book value at closing.

2.    Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

The Company adopted accounting guidance in the 2015 second quarter which changes the accounting for repurchase and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. The new accounting guidance also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities lending transactions. Disclosures are not required to be presented for comparative periods before the effective date. See Note 6, “Investment Information—Securities Lending Agreements.”

The Company adopted accounting guidance in the 2015 second quarter which relates to the presentation of debt issuance costs. Such guidance requires presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Company previously included its debt issuance costs within ‘other assets.’ The guidance was applied retrospectively and resulted in reductions in ‘other assets’ and ‘senior notes’ at June 30, 2015

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of $8.8 million, respectively, and $8.9 million at December 31, 2014, respectively. The adoption of this change in accounting principle did not impact the Company’s shareholders’ equity or net income.

The Company adopted accounting guidance pertaining to the categorization within the fair value hierarchy of certain investments measured at fair value using the net asset value per share as a practical expedient. These investments are no longer required to be categorized within the fair value hierarchy but are still required to be reported in the fair value hierarchy table to permit reconciliation back to the consolidated balance sheet. Additionally, certain disclosures are no longer applicable for investments that are eligible to be measured using the practical expedient, but for which the practical expedient was not elected. The guidance was applied retrospectively and only impacted the Company’s disclosures. See Note 7, “Fair Value.”

Recently Issued Accounting Standards Not Yet Adopted

An accounting standard was issued in the 2014 second quarter which will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration or payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or financial instruments. The new standard also requires enhanced disclosures about revenue. This accounting guidance is effective in the 2018 first quarter and may be applied on a full retrospective or modified retrospective approach. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.

An accounting standard was issued in the 2015 first quarter providing targeted improvements to consolidation guidance for limited partnerships and other similarly structured entities. The new standard addresses instances where a reporting entity consolidates another entity when the reporting entity is simply acting on the behalf of others, amongst other related issues. While the standard is targeted, the application is relevant for all companies that are required to assess whether or not to consolidate certain entities. The standard is effective in the 2016 first quarter and early adoption is permitted. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.

A new accounting standard was issued in the 2015 second quarter requiring new disclosures about the reserve for losses and loss adjustment expenses for short-duration insurance contracts. These disclosures will provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. This accounting guidance is effective for the 2016 annual reporting period and interim periods thereafter and should be applied retrospectively. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.

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

The Company concluded that Watford Re represents a separate operating segment and provides the income statement and total investable assets, total assets and total liabilities of Watford Re within Note 5. At June 30, 2015, Watford Re’s liabilities included unearned premiums of $247.6 million and reserves for losses and loss adjustment expenses of $173.2 million, some of which is related to transactions with the Company. For the six months ended June 30, 2015, Watford Re generated $137.8 million of cash provided by operating activities and $40.3 million of cash provided by financing activities, partially offset by $134.9 million of cash used for investing activities.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-redeemable noncontrolling interests

The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at June 30, 2015. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘amounts attributable to noncontrolling interests.’ The following table sets forth activity in the non-redeemable noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$789,594	$793,496	$769,081	$—
Sale of shares to noncontrolling interests	—	—	—	796,903
Amounts attributable to noncontrolling interests	5,286	(1,156)	25,799	(4,563)
Balance, end of period	$794,880	$792,340	$794,880	$792,340

Redeemable noncontrolling interests

The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests relate to the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘amounts attributable to noncontrolling interests’ in the Company’s consolidated statements of income. The following table sets forth activity in the redeemable non-controlling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$219,604	$219,234	$219,512	$—
Sale of shares to noncontrolling interests	—	—	—	219,233
Shares acquired by the Company (1)	(14,700)	—	(14,700)	—
Accretion of preference share issuance costs	92	92	184	93
Balance, end of period	$204,996	$219,326	$204,996	$219,326
_________________________________________________

(1)
During the 2015 second quarter, the Company acquired Gulf Re, which owns 600,000 Watford Preference Shares. Such shares, net of a discount, along with related dividends and accretion of the discount, are eliminated in consolidation.

The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘amounts attributable to noncontrolling interests’ as summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Amounts attributable to non-redeemable noncontrolling interests	$(5,286)	$1,156	$(25,799)	$4,563
Dividends attributable to redeemable noncontrolling interests	(4,743)	(4,857)	(9,651)	(4,909)
Amounts attributable to noncontrolling interests	$(10,029)	$(3,701)	$(35,450)	$(346)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$125,819	$211,717	$434,576	$390,862
Amounts attributable to noncontrolling interests	(10,029)	(3,701)	(35,450)	(346)
Net income available to Arch	115,790	208,016	399,126	390,516
Preferred dividends	(5,485)	(5,485)	(10,969)	(10,969)
Net income available to Arch common shareholders	$110,305	$202,531	$388,157	$379,547

Denominator:
Weighted average common shares outstanding — basic	121,719,214	132,650,634	122,957,384	132,256,462
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,258,741	1,144,621	1,334,633	1,236,408
Stock options (1)	2,907,465	3,094,689	2,864,696	3,224,019
Weighted average common shares and common share equivalents outstanding — diluted	125,885,420	136,889,944	127,156,713	136,716,889

Earnings per common share:
Basic	$0.91	$1.53	$3.16	$2.87
Diluted	$0.88	$1.48	$3.05	$2.78
_________________________________________________

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2015 second quarter and 2014 second quarter, the number of stock options excluded were 1,009,113 and 978,237, respectively. For the six months ended June 30, 2015 and 2014, the number of stock options excluded were 1,187,162 and 1,318,662, respectively.

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

The mortgage segment consists of the Company’s mortgage insurance and reinsurance business and includes the results of Arch Mortgage Insurance Company (“Arch MI U.S.”). Arch MI U.S. is approved as an eligible mortgage insurer by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.” Arch MI U.S. provides mortgage insurance to banks, credit unions and other lenders nationwide. The mortgage segment also provides reinsurance on a global basis, direct mortgage insurance in Europe and various risk-sharing products to government agencies and mortgage lenders.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended
	June 30, 2015
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$744,810	$342,101	$68,572	$1,155,253	$127,954	$1,199,209
Premiums ceded	(235,743)	(89,446)	(6,902)	(331,861)	(7,766)	(255,629)
Net premiums written	509,067	252,655	61,670	823,392	120,188	943,580
Change in unearned premiums	758	21,310	(9,211)	12,857	(12,999)	(142)
Net premiums earned	509,825	273,965	52,459	836,249	107,189	943,438
Other underwriting income	521	2,658	3,686	6,865	852	7,717
Losses and loss adjustment expenses	(320,926)	(111,183)	(9,639)	(441,748)	(77,678)	(519,426)
Acquisition expenses, net	(76,723)	(58,360)	(10,200)	(145,283)	(30,142)	(175,425)
Other operating expenses	(89,054)	(39,007)	(19,679)	(147,740)	(3,450)	(151,190)
Underwriting income (loss)	$23,643	$68,073	$16,627	108,343	(3,229)	105,114

Net investment income				67,171	19,792	86,963
Net realized gains (losses)				(26,860)	(8,865)	(35,725)
Net impairment losses recognized in earnings				(1,113)	—	(1,113)
Equity in net income of investment funds accounted for using the equity method				16,167	—	16,167
Other income (loss)				2,205	—	2,205
Other expenses				(17,418)	—	(17,418)
Interest expense				(4,011)	—	(4,011)
Net foreign exchange gains (losses)				(22,571)	2,988	(19,583)
Income (loss) before income taxes				121,913	10,686	132,599
Income tax expense				(6,780)	—	(6,780)
Net income (loss)				115,133	10,686	125,819
Dividends attributable to redeemable noncontrolling interests				—	(4,743)	(4,743)
Amounts attributable to noncontrolling interests				—	(5,286)	(5,286)
Net income (loss) available to Arch				115,133	657	115,790
Preferred dividends				(5,485)	—	(5,485)
Net income (loss) available to Arch common shareholders				$109,648	$657	$110,305

Underwriting Ratios
Loss ratio	62.9%	40.6%	18.4%	52.8%	72.5%	55.1%
Acquisition expense ratio	15.0%	21.3%	19.4%	17.4%	28.1%	18.6%
Other operating expense ratio	17.5%	14.2%	37.5%	17.7%	3.2%	16.0%
Combined ratio	95.4%	76.1%	75.3%	87.9%	103.8%	89.7%

Goodwill and intangible assets	$30,968	$2,420	$69,130	$102,518	$—	$102,518

Total investable assets				$14,513,554	$1,340,574	$15,854,128
Total assets				21,323,611	1,761,314	23,084,925
Total liabilities				15,299,256	648,278	15,947,534
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$852,231	$349,841	$55,476	$1,256,934	$54,562	$1,271,761
Premiums ceded	(273,349)	(58,994)	(5,079)	(336,808)	(2,760)	(299,833)
Net premiums written	578,882	290,847	50,397	920,126	51,802	971,928
Change in unearned premiums	(71,170)	44,780	436	(25,954)	(38,822)	(64,776)
Net premiums earned	507,712	335,627	50,833	894,172	12,980	907,152
Other underwriting income	514	303	1,216	2,033	—	2,033
Losses and loss adjustment expenses	(311,526)	(150,325)	(15,473)	(477,324)	(8,194)	(485,518)
Acquisition expenses, net	(76,449)	(66,035)	(11,481)	(153,965)	(4,193)	(158,158)
Other operating expenses	(85,829)	(37,666)	(16,288)	(139,783)	(1,635)	(141,418)
Underwriting income (loss)	$34,422	$81,904	$8,807	125,133	(1,042)	124,091

Net investment income				72,458	532	72,990
Net realized gains (losses)				50,966	3,178	54,144
Net impairment losses recognized in earnings				(14,749)	—	(14,749)
Equity in net income of investment funds accounted for using the equity method				9,240	—	9,240
Other income (loss)				4,850	—	4,850
Other expenses				(15,279)	347	(14,932)
Interest expense				(14,334)	—	(14,334)
Net foreign exchange gains (losses)				(2,764)	470	(2,294)
Income (loss) before income taxes				215,521	3,485	219,006
Income tax expense				(7,289)	—	(7,289)
Net income (loss)				208,232	3,485	211,717
Dividends attributable to redeemable noncontrolling interests				—	(4,857)	(4,857)
Amounts attributable to noncontrolling interests				—	1,156	1,156
Net income (loss) available to Arch				208,232	(216)	208,016
Preferred dividends				(5,485)	—	(5,485)
Net income (loss) available to Arch common shareholders				$202,747	$(216)	$202,531

Underwriting Ratios
Loss ratio	61.4%	44.8%	30.4%	53.4%	63.1%	53.5%
Acquisition expense ratio	15.1%	19.7%	22.6%	17.2%	32.3%	17.4%
Other operating expense ratio	16.9%	11.2%	32.0%	15.6%	12.6%	15.6%
Combined ratio	93.4%	75.7%	85.0%	86.2%	108.0%	86.5%

Goodwill and intangible assets	$24,498	$4,942	$89,281	$118,721	$—	$118,721

Total investable assets				$14,688,808	$1,114,719	$15,803,527
Total assets				21,204,129	1,363,318	22,567,447
Total liabilities				15,072,875	253,507	15,326,382
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2015
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,510,963	$827,213	$129,113	$2,466,931	$256,587	$2,541,231
Premiums ceded	(459,893)	(226,015)	(15,572)	(701,122)	(11,821)	(530,656)
Net premiums written	1,051,070	601,198	113,541	1,765,809	244,766	2,010,575
Change in unearned premiums	(33,331)	(47,516)	(10,715)	(91,562)	(65,311)	(156,873)
Net premiums earned	1,017,739	553,682	102,826	1,674,247	179,455	1,853,702
Other underwriting income	948	4,087	11,404	16,439	2,814	19,253
Losses and loss adjustment expenses	(638,822)	(223,715)	(23,448)	(885,985)	(127,157)	(1,013,142)
Acquisition expenses, net	(151,801)	(114,964)	(20,618)	(287,383)	(51,118)	(338,501)
Other operating expenses	(177,173)	(77,051)	(40,048)	(294,272)	(5,455)	(299,727)
Underwriting income (loss)	$50,891	$142,039	$30,116	223,046	(1,461)	221,585

Net investment income				137,459	28,498	165,957
Net realized gains (losses)				38,649	8,974	47,623
Net impairment losses recognized in earnings				(6,912)	—	(6,912)
Equity in net income of investment funds accounted for using the equity method				22,056	—	22,056
Other income (loss)				317	—	317
Other expenses				(26,763)	—	(26,763)
Interest expense				(16,747)	—	(16,747)
Net foreign exchange gains (losses)				44,282	2,636	46,918
Income (loss) before income taxes				415,387	38,647	454,034
Income tax expense				(19,458)	—	(19,458)
Net income (loss)				395,929	38,647	434,576
Dividends attributable to redeemable noncontrolling interests				—	(9,651)	(9,651)
Amounts attributable to noncontrolling interests				—	(25,799)	(25,799)
Net income (loss) available to Arch				395,929	3,197	399,126
Preferred dividends				(10,969)	—	(10,969)
Net income (loss) available to Arch common shareholders				$384,960	$3,197	$388,157

Underwriting Ratios
Loss ratio	62.8%	40.4%	22.8%	52.9%	70.9%	54.7%
Acquisition expense ratio	14.9%	20.8%	20.1%	17.2%	28.5%	18.3%
Other operating expense ratio	17.4%	13.9%	38.9%	17.6%	3.0%	16.2%
Combined ratio	95.1%	75.1%	81.8%	87.7%	102.4%	89.2%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,582,877	$866,894	$103,383	$2,552,070	$86,756	$2,566,897
Premiums ceded	(458,393)	(132,121)	(9,718)	(599,148)	(2,760)	(529,979)
Net premiums written	1,124,484	734,773	93,665	1,952,922	83,996	2,036,918
Change in unearned premiums	(139,271)	(57,798)	(4,067)	(201,136)	(68,850)	(269,986)
Net premiums earned	985,213	676,975	89,598	1,751,786	15,146	1,766,932
Other underwriting income	1,014	619	1,982	3,615	—	3,615
Losses and loss adjustment expenses	(598,296)	(289,961)	(23,951)	(912,208)	(9,550)	(921,758)
Acquisition expenses, net	(153,381)	(139,468)	(20,635)	(313,484)	(5,016)	(318,500)
Other operating expenses	(166,973)	(73,861)	(30,164)	(270,998)	(2,744)	(273,742)
Underwriting income (loss)	$67,577	$174,304	$16,830	258,711	(2,164)	256,547

Net investment income				139,451	533	139,984
Net realized gains (losses)				70,663	3,178	73,841
Net impairment losses recognized in earnings				(17,720)	—	(17,720)
Equity in net income of investment funds accounted for using the equity method				12,493	—	12,493
Other income (loss)				2,746	—	2,746
Other expenses				(26,078)	(2,329)	(28,407)
Interest expense				(28,738)	—	(28,738)
Net foreign exchange gains (losses)				(9,420)	563	(8,857)
Income (loss) before income taxes				402,108	(219)	401,889
Income tax expense				(11,027)	—	(11,027)
Net income (loss)				391,081	(219)	390,862
Dividends attributable to redeemable noncontrolling interests				—	(4,909)	(4,909)
Amounts attributable to noncontrolling interests				—	4,563	4,563
Net income (loss) available to Arch				391,081	(565)	390,516
Preferred dividends				(10,969)	—	(10,969)
Net income (loss) available to Arch common shareholders				$380,112	$(565)	$379,547

Underwriting Ratios
Loss ratio	60.7%	42.8%	26.7%	52.1%	63.1%	52.2%
Acquisition expense ratio	15.6%	20.6%	23.0%	17.9%	33.1%	18.0%
Other operating expense ratio	16.9%	10.9%	33.7%	15.5%	18.1%	15.5%
Combined ratio	93.2%	74.3%	83.4%	85.5%	114.3%	85.7%
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Investment Information

At June 30, 2015, total investable assets of $15.85 billion included $14.51 billion managed by the Company and $1.34 billion attributable to Watford Re.

Available For Sale Investments

The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
June 30, 2015
Fixed maturities (1):
Corporate bonds	$2,833,849	$26,401	$(51,717)	$2,859,165	$(681)
Mortgage backed securities	837,680	12,315	(4,231)	829,596	(3,564)
Municipal bonds	1,760,384	19,601	(9,004)	1,749,787	—
Commercial mortgage backed securities	832,159	6,760	(4,922)	830,321	—
U.S. government and government agencies	1,899,868	8,463	(3,720)	1,895,125	—
Non-U.S. government securities	786,276	10,343	(32,720)	808,653	—
Asset backed securities	1,351,356	7,324	(3,364)	1,347,396	(22)
Total	10,301,572	91,207	(109,678)	10,320,043	(4,267)
Equity securities	701,623	105,174	(18,606)	615,055	—
Other investments	377,677	46,166	(1,927)	333,438	—
Short-term investments	875,727	55	(2,767)	878,439	—
Total	$12,256,599	$242,602	$(132,978)	$12,146,975	$(4,267)

December 31, 2014
Fixed maturities (1):
Corporate bonds	$3,108,513	$37,928	$(38,974)	$3,109,559	$(317)
Mortgage backed securities	943,343	18,843	(3,842)	928,342	(3,307)
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939	—
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756	—
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387	—
Non-U.S. government securities	1,015,153	21,311	(37,203)	1,031,045	—
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605	(22)
Total	10,801,572	140,673	(92,734)	10,753,633	(3,646)
Equity securities	658,182	109,012	(13,364)	562,534	—
Other investments	296,224	31,839	(362)	264,747	—
Short-term investments	797,226	738	(5,270)	801,758	—
Total	$12,553,204	$282,262	$(111,730)	$12,382,672	$(3,646)
_________________________________________________

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2015, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.3 million, compared to a net unrealized gain of $0.9 million at December 31, 2014.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2015
Fixed maturities (1):
Corporate bonds	$1,659,276	$(40,616)	$92,244	$(11,101)	$1,751,520	$(51,717)
Mortgage backed securities	437,043	(3,574)	45,082	(657)	482,125	(4,231)
Municipal bonds	784,691	(8,562)	3,530	(442)	788,221	(9,004)
Commercial mortgage backed securities	374,338	(4,912)	2,893	(10)	377,231	(4,922)
U.S. government and government agencies	426,224	(3,720)	—	—	426,224	(3,720)
Non-U.S. government securities	431,360	(16,841)	77,314	(15,879)	508,674	(32,720)
Asset backed securities	281,650	(2,161)	130,987	(1,203)	412,637	(3,364)
Total	4,394,582	(80,386)	352,050	(29,292)	4,746,632	(109,678)
Equity securities	286,325	(18,606)	—	—	286,325	(18,606)
Other investments	89,863	(1,927)	—	—	89,863	(1,927)
Short-term investments	60,287	(2,767)	—	—	60,287	(2,767)
Total	$4,831,057	$(103,686)	$352,050	$(29,292)	$5,183,107	$(132,978)

December 31, 2014
Fixed maturities (1):
Corporate bonds	$1,309,637	$(32,903)	$148,963	$(6,071)	$1,458,600	$(38,974)
Mortgage backed securities	293,624	(1,476)	59,107	(2,366)	352,731	(3,842)
Municipal bonds	210,614	(588)	13,643	(456)	224,257	(1,044)
Commercial mortgage backed securities	232,147	(770)	125,894	(3,052)	358,041	(3,822)
U.S. government and government agencies	618,381	(1,626)	3,438	(134)	621,819	(1,760)
Non-U.S. government securities	510,766	(31,172)	46,910	(6,031)	557,676	(37,203)
Asset backed securities	612,950	(2,486)	243,452	(3,603)	856,402	(6,089)
Total	3,788,119	(71,021)	641,407	(21,713)	4,429,526	(92,734)
Equity securities	181,002	(13,364)	—	—	181,002	(13,364)
Other investments	59,638	(362)	—	—	59,638	(362)
Short-term investments	79,271	(5,270)	—	—	79,271	(5,270)
Total	$4,108,030	$(90,017)	$641,407	$(21,713)	$4,749,437	$(111,730)
_________________________________________________

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At June 30, 2015, on a lot level basis, approximately 2,620 security lots out of a total of approximately 5,580 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.9 million. At December 31, 2014, on a lot level basis, approximately 1,900 security lots out of a total of approximately 4,790 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.9 million.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The contractual maturities of the Company’s fixed maturities are shown in the following table. Expected maturities, which are management’s best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$369,356	$374,710	$235,930	$233,794
Due after one year through five years	4,101,484	4,106,002	4,074,562	4,077,408
Due after five years through 10 years	2,468,013	2,487,840	2,475,726	2,461,356
Due after 10 years	341,524	344,178	279,542	273,372
	7,280,377	7,312,730	7,065,760	7,045,930
Mortgage backed securities	837,680	829,596	943,343	928,342
Commercial mortgage backed securities	832,159	830,321	1,114,528	1,103,756
Asset backed securities	1,351,356	1,347,396	1,677,941	1,675,605
Total (1)	$10,301,572	$10,320,043	$10,801,572	$10,753,633
_________________________________________________

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

Securities Lending Agreements

From time to time, the Company enters into securities lending agreements with financial institutions to enhance investment income. The Company loans certain of its securities to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan to the Company.

The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short-term investments. At June 30, 2015, the fair value of the cash collateral received on securities lending was $62.6 million, which included $5.7 million that was reinvested in sub-prime mortgage backed securities, and the fair value of security collateral received was $315.1 million. At December 31, 2014, the fair value of the cash collateral received on securities lending was $44.3 million, which included $5.8 million that was reinvested in sub-prime mortgage backed securities, and the fair value of security collateral received was nil.

The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
U.S. government and government agencies	$335,233	$—	$—	$—	$335,233
Corporate bonds	44,139	—	—	—	44,139
Equity securities	4,593	—	—	—	4,593
Total	$383,965	$—	$—	$—	$383,965
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 8					$—
Amounts related to securities lending not included in offsetting disclosure in Note 8					$383,965

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments

The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	June 30, 2015	December 31, 2014
Available for sale:
Asian and emerging markets	$287,666	$236,586
Investment grade fixed income	58,829	59,638
Credit related funds	13,773	—
Other	17,409	—
Total available for sale	377,677	296,224
Fair value option:
Term loan investments (par value: $1,077,945 and $1,094,337)	1,061,696	1,073,649
Mezzanine debt funds	115,019	121,341
Credit related funds	138,070	114,436
Investment grade fixed income	60,383	69,108
Asian and emerging markets	26,494	25,800
Other (1)	189,709	137,094
Total fair value option	1,591,371	1,541,428
Total	$1,969,048	$1,837,652
_________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Fair Value Option

The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	June 30, 2015	December 31, 2014
Fixed maturities	$854,170	$632,024
Other investments	1,591,371	1,541,428
Short-term investments	167,698	251,601
Equity securities	248	—
Investments accounted for using the fair value option	$2,613,487	$2,425,053

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturities	$71,275	$65,869	$139,871	$128,318
Term loan investments	18,033	6,908	32,777	12,577
Equity securities (dividends)	2,578	3,271	5,257	6,192
Short-term investments	225	107	421	512
Other (1)	10,489	9,100	23,236	13,819
Gross investment income	102,600	85,255	201,562	161,418
Investment expenses	(15,637)	(12,265)	(35,605)	(21,434)
Net investment income	$86,963	$72,990	$165,957	$139,984
_________________________________________________

(1)	Includes income distributions from investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows, excluding other-than-temporary impairment provisions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Available for sale securities:
Gross gains on investment sales	$82,233	$56,763	$179,824	$122,814
Gross losses on investment sales	(58,974)	(33,028)	(114,134)	(73,041)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(5,191)	10,984	(8,493)	9,341
Other investments	785	17,985	7,072	28,761
Equity securities	(69)	—	(71)	—
Short-term investments	(4,375)	—	1,471	—
Derivative instruments (1)	(41,496)	12,402	(4,820)	(366)
Other (2)	(8,638)	(10,962)	(13,226)	(13,668)
Net realized gains (losses)	$(35,725)	$54,144	$47,623	$73,841
_________________________________________________

(1)	See Note 8 for information on the Company’s derivative instruments.

(2)	Includes the re-measurement of contingent consideration liability amounts.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other-Than-Temporary Impairments

The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturities:
Mortgage backed securities	$(326)	$—	$(1,398)	$—
Corporate bonds	(10)	(664)	(1,986)	(664)
Asset backed securities	—	(5)	—	(11)
Total	(336)	(669)	(3,384)	(675)
Short-term investments	—	—	(2,341)	—
Equity securities	(124)	(278)	(253)	(278)
Other investments	(653)	(13,802)	(934)	(16,767)
Net impairment losses recognized in earnings	$(1,113)	$(14,749)	$(6,912)	$(17,720)

A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings 2015 second quarter is as follows:

•
Other investments — the Company utilized information received from fund managers and positive and negative evidence, including the business prospects, recent events, industry and market data and other factors. Net impairment losses for the 2015 second quarter related to a reduction in the carrying value of one fund investment;

•
Mortgage backed securities — the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. Net impairment losses for the 2015 second quarter primarily resulted from small adjustments in a number of holdings. The amortized cost basis of the mortgage backed securities were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

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

The Company believes that the $4.3 million of OTTI included in accumulated other comprehensive income at June 30, 2015 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At June 30, 2015, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at start of period	$24,344	$47,256	$20,196	$60,062
Credit loss impairments recognized on securities not previously impaired	281	—	4,770	—
Credit loss impairments recognized on securities previously impaired	55	5	134	11
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	(3,774)	(25,820)	(4,194)	(38,632)
Balance at end of period	$20,906	$21,441	$20,906	$21,441

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

	June 30, 2015	December 31, 2014
Assets used for collateral or guarantees:
Affiliated transactions	$3,651,244	$4,138,527
Third party agreements	1,040,156	970,120
Deposits with U.S. regulatory authorities	406,777	337,981
Trust funds	60,864	72,461
Total restricted assets	$5,159,041	$5,519,089

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2015.

In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $14.97 billion of financial assets and liabilities measured at fair value at June 30, 2015, approximately $301.7 million, or 2.0%, were priced using non-binding broker-dealer quotes. Of the $15.06 billion of financial assets and liabilities measured at fair value at December 31, 2014, approximately $260.8 million, or 1.7%, were priced using non-binding broker-dealer quotes.

Fixed maturities. The Company uses the market approach valuation technique to estimate the fair value of its fixed maturity securities, when possible. The market approach includes obtaining prices from independent pricing services, such as index providers and pricing vendors, as well as to a lesser extent quotes from broker-dealers. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

The following describes the significant inputs generally used to determine the fair value of the Company’s fixed maturity securities by asset class:

•
U.S. government and government agencies — valuations provided by independent pricing services, with all prices provided through index providers and pricing vendors. The Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors. The fair values of U.S. government agency securities are generally determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

•
Corporate bonds — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. As the significant inputs used in the pricing process for corporate bonds are observable market inputs, the fair value of these securities are classified within Level 2.

•
Mortgage-backed securities — valuations provided by independent pricing services, substantially all through pricing vendors and index providers with a small amount through broker-dealers. The fair values of these securities are generally determined through the use of pricing models (including Option Adjusted Spread) which use spreads to determine the expected average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for mortgage-backed securities are observable market inputs, the fair value of these securities are classified within Level 2.

•
Municipal bonds — valuations provided by independent pricing services, with all prices provided through index providers and pricing vendors. The fair values of these securities are generally determined using spreads obtained from broker-dealers who trade in the relevant security market, trade prices and the new issue market. As the significant inputs used in the pricing process for municipal bonds are observable market inputs, the fair value of these securities are classified within Level 2.

•
Commercial mortgage-backed securities — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined through the use of pricing models which use spreads to determine the appropriate average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for commercial mortgage-backed securities are observable market inputs, the fair value of these securities are classified within Level 2.

•
Non-U.S. government securities — valuations provided by independent pricing services, with all prices provided through index providers and pricing vendors. The fair values of these securities are generally based on international indices or valuation models which include daily observed yield curves, cross-currency basis index spreads and country credit spreads. As the significant inputs used in the pricing process for non-U.S. government securities are observable market inputs, the fair value of these securities are classified within Level 2.

•
Asset-backed securities — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities generally determined through the use of pricing models (including Option Adjusted Spread) which use spreads to determine the appropriate average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for asset-backed securities are observable market inputs, the fair value of these securities are classified within Level 2.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the 2015 second quarter, the Company transferred $44.6 million of U.S. government agency securities from Level 1 to Level 2 based on a review of the pricing of such securities, as described above.

Equity securities. The Company determined that exchange-traded equity securities would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other equity securities are included in Level 2 of the valuation hierarchy.

Other investments. The Company determined that exchange-traded investments in mutual funds would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other investments also include term loan investments for which fair values are estimated by using quoted prices of term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. The fair values for certain of the Company’s other investments are determined using net asset values as advised by external fund managers. The net asset value is based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. In accordance with applicable accounting guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

During the 2015 second quarter, the Company transferred $99.7 million of other investments from Level 2 to Level 1 based on a review of the pricing of such securities, as described above.

Derivative instruments. The Company’s futures contracts, foreign currency forward contracts, interest rate swaps and other derivatives trade in the over-the-counter derivative market. The Company uses the market approach valuation technique to estimate the fair value for these derivatives based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. As the significant inputs used in the pricing process for these derivative instruments are observable market inputs, the fair value of these securities are classified within Level 2.

Short-term investments. The Company determined that certain of its short-term investments held in highly liquid money market-type funds would be included in Level 1 as their fair values are based on quoted market prices in active markets. The fair values of other short-term investments are generally determined using the spread above the risk-free yield curve and are classified within Level 2.

Contingent consideration liability. The contingent consideration liability (included in ‘other liabilities’ in the consolidated balance sheets) resulted from the acquisition of CMG Mortgage Insurance Company and its affiliated mortgage insurance companies and is remeasured at fair value at each balance sheet date. Changes in fair value are recognized in ‘net realized gains (losses).’ To determine the fair value of the contingent consideration liability, the Company estimates future payments using an income approach based on modeled inputs which include a weighted average cost of capital. The Company determined that the contingent consideration liability would be included within Level 3.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2015:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities (1):
Corporate bonds	$2,833,849	$—	$2,833,849	$—
Mortgage backed securities	837,680	—	837,680	—
Municipal bonds	1,760,384	—	1,760,384	—
Commercial mortgage backed securities	832,159	—	832,159	—
U.S. government and government agencies	1,899,868	1,878,893	20,975	—
Non-U.S. government securities	786,276	—	786,276	—
Asset backed securities	1,351,356	—	1,293,856	57,500
Total	10,301,572	1,878,893	8,365,179	57,500

Equity securities	701,623	698,078	3,545	—

Short-term investments	875,727	870,738	4,989	—

Other investments	89,611	89,611	—	—
Other investments measured at net asset value (2)	288,066
Total other investments	377,677	89,611	—	—

Derivative instruments (3)	20,142	—	20,142	—

Fair value option:
Corporate bonds	682,569	—	682,569	—
Non-U.S. government bonds	89,168	—	89,168	—
Mortgage backed securities	58,565	—	58,565	—
Asset backed securities	23,868	—	23,868	—
Short-term investments	167,698	167,698	—	—
Equity securities	248	248	—	—
Other investments	1,158,567	96,871	1,061,696	—
Other investments measured at net asset value (2)	432,804
Total	2,613,487	264,817	1,915,866	—

Total assets measured at fair value	$14,890,228	$3,802,137	$10,309,721	$57,500

Liabilities measured at fair value:
Contingent consideration liability	$(71,256)	$—	$—	$(71,256)
Derivative instruments (3)	(11,731)	—	(11,731)	—
Total liabilities measured at fair value	$(82,987)	$—	$(11,731)	$(71,256)
_________________________________________________

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 6, “Investment Information—Securities Lending Agreements.”

(2)
In accordance with applicable accounting guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	See Note 8, “Derivative Instruments.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2014:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities (1):
Corporate bonds	$3,108,513	$—	$3,108,513	$—
Mortgage backed securities	943,343	—	943,343	—
Municipal bonds	1,494,122	—	1,494,122	—
Commercial mortgage backed securities	1,114,528	—	1,114,528	—
U.S. government and government agencies	1,447,972	1,447,972	—	—
Non-U.S. government securities	1,015,153	—	1,015,153	—
Asset backed securities	1,677,941	—	1,620,441	57,500
Total	10,801,572	1,447,972	9,296,100	57,500

Equity securities	658,182	658,182	—	—

Short-term investments	797,226	759,621	37,605	—

Other investments	97,372	—	97,372	—
Other investments measured at net asset value (2)	198,852
Total other investments	296,224	—	97,372	—

Derivative instruments (3)	15,876	—	15,876	—

Fair value option:
Corporate bonds	497,101	—	497,101	—
Non-U.S. government bonds	88,411	—	88,411	—
Mortgage backed securities	22,190	—	22,190	—
Asset backed securities	24,322	—	24,322	—
Short-term investments	251,601	250,580	1,021	—
Equity securities	—	—	—	—
Other investments	1,140,266	—	1,140,266	—
Other investments measured at net asset value (2)	401,162
Total	2,425,053	250,580	1,773,311	—

Total assets measured at fair value	$14,994,133	$3,116,355	$11,220,264	$57,500

Liabilities measured at fair value:
Contingent consideration liability	$(61,845)	$—	$—	$(61,845)
Derivative instruments (3)	(5,397)	—	(5,397)	—
Total liabilities measured at fair value	$(67,242)	$—	$(5,397)	$(61,845)
_________________________________________________

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 6, “Investment Information—Securities Lending Agreements.”

(2)
In accordance with applicable accounting guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	See Note 8, “Derivative Instruments.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets					Liabilities
s	Available For Sale			Fair Value Option
	Asset Backed Securities	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liability
Three Months Ended June 30, 2015
Balance at beginning of period	$57,500	$—	$—	$—	$57,500	$(66,461)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	(4,795)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$57,500	$—	$—	$—	$57,500	$(71,256)

Three Months Ended June 30, 2014
Balance at beginning of period	$—	$—	$—	$—	$—	$(43,156)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	(9,943)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$(53,099)

Six Months Ended June 30, 2015
Balance at beginning of period	$57,500	$—	$—	$—	$57,500	$(61,845)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	(8,343)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	(1,068)
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$57,500	$—	$—	$—	$57,500	$(71,256)

Six Months Ended June 30, 2014
Balance at beginning of period	$—	$2,045	$170,420	$377,525	$549,990	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	(11,337)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	(41,762)
Sales	—	(2,045)	—	—	(2,045)	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3 (2)	—	—	(170,420)	(377,525)	(547,945)	—
Balance at end of period	$—	$—	$—	$—	$—	$(53,099)
_________________________________________________

(1)
Gains or losses on fixed maturities available for sale were included in net realized gains (losses) while gains or losses on other investments were included in net realized gains (losses) or net investment income. Gains or losses on the contingent consideration liability were included in net realized gains (losses).

(2)
In accordance with applicable accounting guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The transfers out of Level 3 presented in this table are intended to permit reconciliation to information previously presented.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2015, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At June 30, 2015, the senior notes of ACGL were carried at their cost, net of debt issuance costs, of $296.8 million and had a fair value of $382.5 million while the senior notes of Arch-U.S. were carried at their cost, net of debt issuance costs, of $494.4 million and had a fair value of $514.2 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

8.     Derivative Instruments

The Company’s investment strategy allows for the use of derivative securities. The Company’s derivative instruments are recorded on its consolidated balance sheets at fair value. The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios and the Company routinely utilizes foreign currency forward contracts, currency options, index futures contracts and other derivatives as part of its total return objective. In addition, certain of the Company’s investments are managed in portfolios which incorporate the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements.

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

The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2015 or December 31, 2014. The following table summarizes information on the fair values and notional values of the Company’s derivative instruments.

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Value (1)
June 30, 2015
Futures contracts (2)	$192	$(1,064)	$(872)	$1,683,928
Foreign currency forward contracts (2)	14,452	(7,403)	7,049	1,180,054
TBAs (3)	203,522	(158,718)	44,804	344,758
Other (2)	5,498	(3,264)	2,234	1,624,187
Total	$223,664	$(170,449)	$53,215

December 31, 2014
Futures contracts (2)	$2,156	$(1,907)	$249	$2,549,027
Foreign currency forward contracts (2)	10,511	(1,145)	9,366	397,106
TBAs (3)	10,592	—	10,592	10,056
Other (2)	3,209	(2,345)	864	735,684
Total	$26,468	$(5,397)	$21,071
_________________________________________________

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’

The Company’s derivative instruments can be traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At June 30, 2015, asset derivatives and liability derivatives of $204.3 million and $159.0 million, respectively, were subject to a master netting agreement, compared to $25.3 million and $5.4 million, respectively, at December 31, 2014. The remaining derivatives included in the table above were not subject to a master netting agreement.

All realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in net realized gains (losses) in the consolidated statements of income, as summarized in the following table:

	Three Months Ended		Six Months Ended
Derivatives not designated as	June 30,		June 30,
hedging instruments:	2015	2014	2015	2014
Net realized gains (losses):
Futures contracts	$(31,446)	$15,185	$(12,120)	$5,323
Foreign currency forward contracts	(8,724)	(1,811)	8,095	(4,068)
TBAs	(182)	(270)	304	(307)
Other	(1,144)	(702)	(1,099)	(1,314)
Total	$(41,496)	$12,402	$(4,820)	$(366)

9.           Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities

As of June 30, 2015, the Company had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on June 30, 2019. In addition, the Company had access to secured letter of credit facilities of approximately $229.4 million as of June 30, 2015, which are available on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). At June 30, 2015, the Company had $456.3 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $521.9 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. The Company was in compliance with all covenants contained in the LOC Facilities at June 30, 2015.

As of June 30, 2015, Watford Re reduced its $200 million letter of credit facility to $100 million and extended the term of the facility an additional year expiring on May 19, 2016. Watford Re also entered into an $800 million secured credit facility on June 2, 2015, that provides for borrowings and the issuance of letters of credit not to exceed $400 million. That credit facility expires on June 4, 2018. At June 30, 2015, Watford Re had $36.5 million in outstanding letters of credit. Watford Re was in compliance with all covenants contained in both of its credit facilities at June 30, 2015.

Investment Commitments

The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.12 billion at June 30, 2015, compared to $968.9 million at December 31, 2014.

10.       Share Transactions

Share Repurchases

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program, ACGL has repurchased approximately 124.0 million common shares for an aggregate purchase price of $3.60 billion. During the 2015 second quarter and six months ended June 30, 2015, ACGL repurchased 3.2 million and 5.9 million common shares, respectively, for an aggregate purchase price of $199.0 million and $361.9 million, respectively. During the 2014 second quarter and six months ended June 30, 2014, ACGL did not repurchase any common shares. At June 30, 2015, $525.3 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Share-Based Compensation

During the 2015 second quarter, the Company made a stock grant of 534,267 stock appreciation rights and stock options and 559,332 restricted shares and units to certain employees and directors with weighted average grant-date fair values of $16.09 and $62.51, respectively. During the 2014 second quarter, the Company made a stock grant of 551,836 stock appreciation rights and stock options and 571,108 restricted shares and units to certain employees and directors with weighted average grant-date fair values of $15.23 and $57.25, respectively. The stock appreciation rights and stock options were valued at the grant date using the Black-Scholes option pricing model. Such values are being amortized over the respective substantive vesting period. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date.

2015 Long Term Incentive and Share Award Plan (the “2015 Plan”)

The 2015 Plan became effective as of May 13, 2015 following approval by shareholders of the Company. The 2015 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. The 2015 Plan provides for the grant to eligible employees and directors stock options, stock appreciation rights, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents and other share-based awards. The 2015 Plan will terminate as to future awards on February 26, 2025.

The number of common shares reserved for grants of awards under the 2015 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure, is 4,300,000. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or stock appreciation rights) and no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. At June 30, 2015, 3,235,680 shares are available for grant under the 2015 Plan.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s income tax provision on income before income taxes resulted in an expense of 4.3% for the six months ended June 30, 2015, compared to an expense of 2.7% for the 2014 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The Company had a net deferred tax asset of $143.9 million at June 30, 2015, compared to $131.0 million at December 31, 2014. In addition, the Company paid $26.0 million in income taxes for the six months ended June 30, 2015, while the Company paid $8.3 million for the 2014 period.

12.            Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2015	2014	2015	2014

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$23,259	$23,735	$65,690	$49,773
	Other-than-temporary impairment losses	(1,126)	(14,749)	(8,373)	(17,720)
	Total before tax	22,133	8,986	57,317	32,053
	Income tax (expense) benefit	(919)	(701)	(5,171)	(2,519)
	Net of tax	$21,214	$8,285	$52,146	$29,534

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2015
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(96,629)	$(14,694)	$(81,935)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(13)	—	(13)
Less reclassification of net realized gains (losses) included in net income	22,133	919	21,214
Foreign currency translation adjustments	11,697	117	11,580
Other comprehensive income (loss)	$(107,078)	$(15,496)	$(91,582)

Three Months Ended June 30, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$115,150	$6,722	$108,428
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	8,986	701	8,285
Foreign currency translation adjustments	10,021	—	10,021
Other comprehensive income (loss)	$116,185	$6,021	$110,164

Six Months Ended June 30, 2015
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(2,242)	$(4,611)	$2,369
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(1,461)	—	(1,461)
Less reclassification of net realized gains (losses) included in net income	57,317	5,171	52,146
Foreign currency translation adjustments	(11,929)	(752)	(11,177)
Other comprehensive income (loss)	$(72,949)	$(10,534)	$(62,415)

Six Months Ended June 30, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$190,550	$10,769	$179,781
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	32,053	2,519	29,534
Foreign currency translation adjustments	8,672	—	8,672
Other comprehensive income (loss)	$167,169	$8,250	$158,919

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.            Guarantor Financial Information

The following tables present condensed financial information for ACGL, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a 100% owned subsidiary of ACGL, and ACGL’s other subsidiaries.

	June 30, 2015
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$471	$55,047	$15,306,122	$(14,700)	$15,346,940
Cash	10,864	6,928	507,282	—	525,074
Investments in subsidiaries	6,530,452	1,688,419	—	(8,218,871)	—
Due from subsidiaries and affiliates	11	47,798	417,231	(465,040)	—
Premiums receivable	—	—	1,620,756	(439,120)	1,181,636
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,741,646	(3,910,419)	1,831,227
Contractholder receivables	—	—	1,393,138	—	1,393,138
Prepaid reinsurance premiums	—	—	1,595,550	(1,153,409)	442,141
Deferred acquisition costs, net	—	—	448,647	—	448,647
Other assets	4,208	46,157	2,274,796	(409,039)	1,916,122
Total assets	$6,546,006	$1,844,349	$29,305,168	$(14,610,598)	$23,084,925

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,970,720	$(3,888,439)	$9,082,281
Unearned premiums	—	—	3,596,332	(1,153,409)	2,442,923
Reinsurance balances payable	—	—	678,216	(425,754)	252,462
Contractholder payables	—	—	1,393,138	—	1,393,138
Deposit accounting liabilities	—	—	495,121	(217,598)	277,523
Senior notes	296,834	494,388	—	—	791,222
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	402	35,000	429,638	(465,040)	—
Other liabilities	11,255	44,917	1,778,600	(226,787)	1,607,985
Total liabilities	408,491	574,305	21,341,765	(6,377,027)	15,947,534

Redeemable noncontrolling interests	—	—	219,696	(14,700)	204,996

Shareholders’ Equity
Total shareholders’ equity available to Arch	6,137,515	1,270,044	6,948,827	(8,218,871)	6,137,515
Non-redeemable noncontrolling interests	—	—	794,880	—	794,880
Total shareholders’ equity	6,137,515	1,270,044	7,743,707	(8,218,871)	6,932,395

Total liabilities, noncontrolling interests and shareholders’ equity	$6,546,006	$1,844,349	$29,305,168	$(14,610,598)	$23,084,925

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2014
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$107	$62,867	$15,257,796	$—	$15,320,770
Cash	3,218	2,787	479,697	—	485,702
Investments in subsidiaries	6,536,644	1,685,185	—	(8,221,829)	—
Due from subsidiaries and affiliates	48	7,517	370,429	(377,994)	—
Premiums receivable	—	—	1,331,511	(382,816)	948,695
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,584,973	(3,772,128)	1,812,845
Contractholder receivables	—	—	1,309,192	—	1,309,192
Prepaid reinsurance premiums	—	—	1,373,008	(995,930)	377,078
Deferred acquisition costs, net	—	—	414,525	—	414,525
Other assets	4,386	43,921	1,705,546	(416,579)	1,337,274
Total assets	$6,544,403	$1,802,277	$27,826,677	$(14,167,276)	$22,006,081

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,784,030	$(3,747,582)	$9,036,448
Unearned premiums	—	—	3,227,508	(995,930)	2,231,578
Reinsurance balances payable	—	—	589,289	(369,977)	219,312
Contractholder payables	—	—	1,309,192	—	1,309,192
Deposit accounting liabilities	—	—	587,050	(259,666)	327,384
Senior notes	296,796	494,345	—	—	791,141
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	417	7,505	370,072	(377,994)	—
Other liabilities	17,137	49,403	1,000,138	(194,298)	872,380
Total liabilities	414,350	551,253	19,867,279	(5,945,447)	14,887,435

Redeemable noncontrolling interests	—	—	219,512	—	219,512

Shareholders’ Equity
Total shareholders’ equity available to Arch	6,130,053	1,251,024	6,970,805	(8,221,829)	6,130,053
Non-redeemable noncontrolling interests	—	—	769,081	—	769,081
Total shareholders’ equity	6,130,053	1,251,024	7,739,886	(8,221,829)	6,899,134

Total liabilities, noncontrolling interests and shareholders’ equity	$6,544,403	$1,802,277	$27,826,677	$(14,167,276)	$22,006,081

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$943,438	$—	$943,438
Net investment income	—	800	87,154	(991)	86,963
Net realized gains (losses)	—	1	(35,726)	—	(35,725)
Net impairment losses recognized in earnings	—	—	(1,113)	—	(1,113)
Other underwriting income	—	—	7,717	—	7,717
Equity in net income of investment funds accounted for using the equity method	—	—	16,167	—	16,167
Other income (loss)	—	—	2,205	—	2,205
Total revenues	—	801	1,019,842	(991)	1,019,652

Expenses
Losses and loss adjustment expenses	—	—	519,426	—	519,426
Acquisition expenses	—	—	175,425	—	175,425
Other operating expenses	16,900	1,012	150,696	—	168,608
Interest expense	5,862	6,769	(7,793)	(827)	4,011
Net foreign exchange losses (gains)	—	—	6,942	12,641	19,583
Total expenses	22,762	7,781	844,696	11,814	887,053

Income (loss) before income taxes	(22,762)	(6,980)	175,146	(12,805)	132,599
Income tax (expense) benefit	—	3,697	(10,477)	—	(6,780)
Income (loss) before equity in net income of subsidiaries	(22,762)	(3,283)	164,669	(12,805)	125,819
Equity in net income of subsidiaries	138,552	14,077	—	(152,629)	—
Net income	115,790	10,794	164,669	(165,434)	125,819
Amounts attributable to noncontrolling interests	—	—	(10,193)	164	(10,029)
Net income available to Arch	115,790	10,794	154,476	(165,270)	115,790
Preferred dividends	(5,485)	—	—	—	(5,485)
Net income available to Arch common shareholders	$110,305	$10,794	$154,476	$(165,270)	$110,305

Comprehensive income (loss) available to Arch	$24,208	$(13,505)	$50,249	$(36,744)	$24,208

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$907,152	$—	$907,152
Net investment income	—	—	80,380	(7,390)	72,990
Net realized gains (losses)	—	—	54,144	—	54,144
Net impairment losses recognized in earnings	—	—	(14,749)	—	(14,749)
Other underwriting income	—	—	2,033	—	2,033
Equity in net income of investment funds accounted for using the equity method	—	—	9,240	—	9,240
Other income (loss)	—	—	4,850	—	4,850
Total revenues	—	—	1,043,050	(7,390)	1,035,660

Expenses
Losses and loss adjustment expenses	—	—	485,518	—	485,518
Acquisition expenses	—	—	158,158	—	158,158
Other operating expenses	15,250	494	140,606	—	156,350
Interest expense	5,854	6,448	9,422	(7,390)	14,334
Net foreign exchange losses (gains)	—	—	1,054	1,240	2,294
Total expenses	21,104	6,942	794,758	(6,150)	816,654

Income (loss) before income taxes	(21,104)	(6,942)	248,292	(1,240)	219,006
Income tax (expense) benefit	—	3,294	(10,583)	—	(7,289)
Income (loss) before equity in net income of subsidiaries	(21,104)	(3,648)	237,709	(1,240)	211,717
Equity in net income of subsidiaries	229,120	9,334	—	(238,454)	—
Net income	208,016	5,686	237,709	(239,694)	211,717
Amounts attributable to noncontrolling interests	—	—	(3,701)	—	(3,701)
Net income available to Arch	208,016	5,686	234,008	(239,694)	208,016
Preferred dividends	(5,485)	—	—	—	(5,485)
Net income available to Arch common shareholders	$202,531	$5,686	$234,008	$(239,694)	$202,531

Comprehensive income (loss) available to Arch	$318,180	$23,186	$335,348	$(358,534)	$318,180

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$1,853,702	$—	$1,853,702
Net investment income	—	805	173,164	(8,012)	165,957
Net realized gains (losses)	—	1	47,622	—	47,623
Net impairment losses recognized in earnings	—	—	(6,912)	—	(6,912)
Other underwriting income	—	—	19,253	—	19,253
Equity in net income of investment funds accounted for using the equity method	—	—	22,056	—	22,056
Other income (loss)	—	—	317	—	317
Total revenues	—	806	2,109,202	(8,012)	2,101,996

Expenses
Losses and loss adjustment expenses	—	—	1,013,142	—	1,013,142
Acquisition expenses	—	—	338,501	—	338,501
Other operating expenses	25,532	2,271	298,687	—	326,490
Interest expense	11,718	13,135	(258)	(7,848)	16,747
Net foreign exchange losses (gains)	—	—	(32,688)	(14,230)	(46,918)
Total expenses	37,250	15,406	1,617,384	(22,078)	1,647,962

Income (loss) before income taxes	(37,250)	(14,600)	491,818	14,066	454,034
Income tax (expense) benefit	—	5,110	(24,568)	—	(19,458)
Income (loss) before equity in net income of subsidiaries	(37,250)	(9,490)	467,250	14,066	434,576
Equity in net income of subsidiaries	436,376	28,572	—	(464,948)	—
Net income	399,126	19,082	467,250	(450,882)	434,576
Amounts attributable to noncontrolling interests	—	—	(35,614)	164	(35,450)
Net income available to Arch	399,126	19,082	431,636	(450,718)	399,126
Preferred dividends	(10,969)	—	—	—	(10,969)
Net income available to Arch common shareholders	$388,157	$19,082	$431,636	$(450,718)	$388,157

Comprehensive income (loss) available to Arch	$336,711	$(1,755)	$383,442	$(381,687)	$336,711

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$1,766,932	$—	$1,766,932
Net investment income	—	—	157,381	(17,397)	139,984
Net realized gains (losses)	—	—	73,841	—	73,841
Net impairment losses recognized in earnings	—	—	(17,720)	—	(17,720)
Other underwriting income	—	—	3,615	—	3,615
Equity in net income of investment funds accounted for using the equity method	—	—	12,493	—	12,493
Other income (loss)	—	—	2,746	—	2,746
Total revenues	—	—	1,999,288	(17,397)	1,981,891

Expenses
Losses and loss adjustment expenses	—	—	921,758	—	921,758
Acquisition expenses	—	—	318,500	—	318,500
Other operating expenses	25,557	1,471	275,121	—	302,149
Interest expense	11,707	12,962	21,466	(17,397)	28,738
Net foreign exchange losses (gains)	—	—	6,795	2,062	8,857
Total expenses	37,264	14,433	1,543,640	(15,335)	1,580,002

Income (loss) before income taxes	(37,264)	(14,433)	455,648	(2,062)	401,889
Income tax (expense) benefit	—	6,082	(17,109)	—	(11,027)
Income (loss) before equity in net income of subsidiaries	(37,264)	(8,351)	438,539	(2,062)	390,862
Equity in net income of subsidiaries	427,780	31,486	—	(459,266)	—
Net income	390,516	23,135	438,539	(461,328)	390,862
Amounts attributable to noncontrolling interests	—	—	(346)	—	(346)
Net income available to Arch	390,516	23,135	438,193	(461,328)	390,516
Preferred dividends	(10,969)	—	—	—	(10,969)
Net income available to Arch common shareholders	$379,547	$23,135	$438,193	$(461,328)	$379,547

Comprehensive income (loss) available to Arch	$549,435	$40,406	$587,467	$(627,873)	$549,435

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2015
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$378,703	$8,282	$433,833	$(435,619)	$385,199
Investing Activities
Purchases of fixed maturity investments	—	—	(14,641,391)	—	(14,641,391)
Purchases of equity securities	—	—	(288,535)	—	(288,535)
Purchases of other investments	—	—	(1,273,780)	—	(1,273,780)
Proceeds from the sales of fixed maturity investments	—	20,002	14,335,517	—	14,355,519
Proceeds from the sales of equity securities	—	—	272,343	—	272,343
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,078,675	—	1,078,675
Proceeds from redemptions and maturities of fixed maturity investments	—	—	474,984	—	474,984
Proceeds from investment in joint venture	—	—	40,000	—	40,000
Net purchases (sales) of short-term investments	(365)	(12,171)	16,243	—	3,707
Change in cash collateral related to securities lending	—	—	(18,329)	—	(18,329)
Contributions to subsidiaries	—	—	(9,290)	9,290	—
Intercompany loans issued	—	(39,500)	(27,500)	67,000	—
Purchase of business, net of cash acquired	—	—	818	—	818
Purchases of furniture, equipment and other assets	(24)	—	(43,141)	—	(43,165)
Net Cash Provided By (Used For) Investing Activities	(389)	(31,669)	(83,386)	76,290	(39,154)
Financing Activities
Purchases of common shares under share repurchase program	(361,877)	—	—	—	(361,877)
Proceeds from common shares issued, net	2,178	—	9,290	(9,290)	2,178
Proceeds from intercompany borrowings	—	27,500	39,500	(67,000)	—
Change in cash collateral related to securities lending	—	—	18,329	—	18,329
Dividends paid to redeemable noncontrolling interests	—	—	(9,632)	319	(9,313)
Dividends paid to parent	—	—	(435,300)	435,300	—
Other	—	28	54,990	—	55,018
Preferred dividends paid	(10,969)	—	—	—	(10,969)
Net Cash Provided By (Used For) Financing Activities	(370,668)	27,528	(322,823)	359,329	(306,634)
Effects of exchange rates changes on foreign currency cash	—	—	(39)	—	(39)
Increase (decrease) in cash	7,646	4,141	27,585	—	39,372
Cash beginning of year	3,218	2,787	479,697	—	485,702
Cash end of period	$10,864	$6,928	$507,282	$—	$525,074

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2014
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$10,099	$424	$474,565	$(32,025)	$453,063
Investing Activities
Purchases of fixed maturity investments	—	(78,509)	(14,233,239)	—	(14,311,748)
Purchases of equity securities	—	—	(174,687)	—	(174,687)
Purchases of other investments	—	—	(1,022,987)	—	(1,022,987)
Proceeds from the sales of fixed maturity investments	—	—	13,204,854	—	13,204,854
Proceeds from the sales of equity securities	—	—	98,687	—	98,687
Proceeds from the sales of other investments	—	—	618,707	—	618,707
Proceeds from redemptions and maturities of fixed maturity investments	—	—	432,040	—	432,040
Net (purchases) sales of short-term investments	(31)	408,779	21,556	—	430,304
Change in cash collateral related to securities lending	—	—	18,701	—	18,701
Contributions to subsidiaries	—	(313,207)	(100,000)	413,207	—
Intercompany loans issued	—	—	10,250	(10,250)	—
Purchase of business, net of cash acquired	—	—	(235,578)	—	(235,578)
Purchases of furniture, equipment and other assets	(128)	—	(10,232)	—	(10,360)
Net Cash Provided By (Used For) Investing Activities	(159)	17,063	(1,371,928)	402,957	(952,067)
Financing Activities
Proceeds from common shares issued, net	2,521	—	413,207	(413,207)	2,521
Repayments of intercompany borrowings	—	(10,250)	—	10,250	—
Change in cash collateral related to securities lending	—	—	(18,701)	—	(18,701)
Third party investment in non-redeemable noncontrolling interests	—	—	796,903	—	796,903
Third party investment in redeemable noncontrolling interests	—	—	219,233	—	219,233
Dividends paid to redeemable noncontrolling interests	—	—	(4,816)	—	(4,816)
Dividends paid to parent	—	—	(32,025)	32,025	—
Other	—	—	4,706	—	4,706
Preferred dividends paid	(10,969)	—	—	—	(10,969)
Net Cash Provided By (Used For) Financing Activities	(8,448)	(10,250)	1,378,507	(370,932)	988,877
Effects of exchange rates changes on foreign currency cash	—	—	2,513	—	2,513
Increase in cash	1,492	7,237	483,657	—	492,386
Cash beginning of year	3,223	509	430,325	—	434,057
Cash end of period	$4,715	$7,746	$913,982	$—	$926,443

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.            Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2015, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

15.            Transactions with Related Parties

Kewsong Lee, a director of ACGL, is a Managing Director and Deputy Chief Investment Officer for Corporate Private Equity of The Carlyle Group (“Carlyle”). As part of its investment philosophy, the Company’s investment portfolio includes investments in funds managed by Carlyle. As of June 30, 2015, the Company had aggregate commitments of $670.9 million to funds managed by Carlyle, of which $374.1 million was unfunded. The Company may make additional commitments to funds managed by Carlyle from time to time. During the six months ended June 30, 2015 and 2014, the Company made aggregate capital contributions to funds managed by Carlyle of $25.6 million and $29.8 million, respectively, and received aggregate cash distributions from funds managed by Carlyle of $19.8 million and $37.2 million, respectively.

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

Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $7.03 billion in capital at June 30, 2015 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis.

Current Outlook

The broad market environment continues to be competitive in our business reflecting a continuation of softening in pricing and broadening pressures on terms and conditions. In the primary markets in which our insurance business participates, we obtained rate increases during the 2015 second quarter in longer tailed lines of business, although below our view of loss cost trends, while we experienced rate decreases in short tailed lines. Competitive conditions in the property sector have negatively impacted primary property rates and, accordingly, our premium volume in those lines. In our reinsurance business, softening pricing and continued pressure on terms and conditions led us to continue to reduce writings in certain lines in the 2015 second quarter. With the continued low interest rate environment, additional increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts.

Arch Mortgage Insurance Company (“Arch MI U.S.”) continues to expand into the U.S. mortgage insurance marketplace. As of June 30, 2015, Arch MI U.S. reviewed and approved 748 master policy applications from banks, with 40 national accounts and the balance consisting of regional banks. In addition, Arch MI U.S. has approved master policy applications from 80% of the top 25 mortgage originators for conforming mortgages sold to the GSEs with mortgage insurance.

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

Natural Catastrophe Risk

We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2015, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $541 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $522 million and $445 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, was less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of July 1, 2015, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 55% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (U.K. windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.

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

Financial Measures

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:

Book Value per Common Share

Book value per common share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $47.49 at June 30, 2015, compared to $47.80 at March 31, 2015 and $43.73 at June 30, 2014. The 0.6% decrease in the 2015 second quarter primarily reflected the dilutive impact of share repurchase activity, while the 8.6% increase over the trailing twelve months reflected strong investment and underwriting returns.

Operating Return on Average Common Equity

Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 9.9% for the 2015 second quarter, compared to 11.2% for the 2014 second quarter, and 10.2% for the six months ended June 30, 2015, compared to 11.6% for the 2014 period. Operating ROAE for the 2015 periods reflected a lower level of underwriting income, reflecting market conditions and changes in mix of business, and a higher level of average common equity compared to the 2014 periods.

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

At June 30, 2015, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.01 years and included weightings to the following indices:

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

The following table summarizes the pre-tax total return (before investment expenses) of investments managed by Arch compared to the benchmark return against which we measured our portfolio during the periods:

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2015 second quarter	(0.04)%	(0.15)%
2014 second quarter	1.80%	1.73%

Six Months Ended June 30, 2015	1.07%	0.14%
Six Months Ended June 30, 2014	2.84%	3.08%

Total return for the 2015 second quarter reflected the impact of the U.S. Dollar weakening against the British Pound Sterling, Euro and other major currencies on non-U.S. Dollar denominated investments and benefited from strong returns on alternatives and non-investment grade fixed income securities. Excluding the effects of foreign exchange, total return was (0.38)% for the 2015 second quarter, compared to 1.63% for the 2014 second quarter.

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

RESULTS OF OPERATIONS

The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to Arch common shareholders to net income available to Arch common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
After-tax operating income available to Arch common shareholders	$145,956	$160,669	$295,802	$325,073
Net realized gains (losses), net of tax	(28,074)	50,267	33,860	68,540
Net impairment losses recognized in earnings, net of tax	(1,113)	(14,749)	(6,912)	(17,720)
Equity in net income of investment funds accounted for using the equity method, net of tax	16,113	9,054	21,645	12,218
Net foreign exchange gains (losses), net of tax	(22,577)	(2,710)	43,762	(8,564)
Net income available to Arch common shareholders	$110,305	$202,531	$388,157	$379,547

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

The mortgage segment consists of our mortgage insurance and reinsurance business and includes the results of Arch MI U.S. Arch MI U.S. is approved as an eligible mortgage insurer by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.” Arch MI U.S. provides mortgage insurance to banks, credit unions and other lenders nationwide. The mortgage segment also provides reinsurance on a global basis, direct mortgage insurance in Europe and various risk-sharing products to government agencies and mortgage lenders.

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

Insurance Segment

The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Gross premiums written	$744,810	$852,231	(12.6)	$1,510,963	$1,582,877	(4.5)
Premiums ceded	(235,743)	(273,349)		(459,893)	(458,393)
Net premiums written	509,067	578,882	(12.1)	1,051,070	1,124,484	(6.5)
Change in unearned premiums	758	(71,170)		(33,331)	(139,271)
Net premiums earned	509,825	507,712	0.4	1,017,739	985,213	3.3
Other underwriting income	521	514		948	1,014
Losses and loss adjustment expenses	(320,926)	(311,526)		(638,822)	(598,296)
Acquisition expenses, net	(76,723)	(76,449)		(151,801)	(153,381)
Other operating expenses	(89,054)	(85,829)		(177,173)	(166,973)
Underwriting income	$23,643	$34,422	(31.3)	$50,891	$67,577	(24.7)

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	62.9%	61.4%	1.5	62.8%	60.7%	0.6
Acquisition expense ratio	15.0%	15.1%	(0.1)	14.9%	15.6%	0.2
Other operating expense ratio	17.5%	16.9%	0.6	17.4%	16.9%	0.2
Combined ratio	95.4%	93.4%	2.0	95.1%	93.2%	1.0

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

Premiums Written.

The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$106,179	20.9	$126,722	21.9	$224,376	21.3	$248,962	22.1
Professional lines	100,100	19.7	114,411	19.8	211,278	20.1	237,319	21.1
Construction and national accounts	77,096	15.1	79,171	13.7	173,599	16.5	174,668	15.5
Property, energy, marine and aviation	62,049	12.2	84,530	14.6	120,716	11.5	147,286	13.1
Excess and surplus casualty	53,971	10.6	58,789	10.2	103,341	9.8	102,729	9.1
Travel, accident and health	35,416	7.0	34,393	5.9	74,328	7.1	75,231	6.7
Lenders products	24,011	4.7	24,909	4.3	46,827	4.5	46,915	4.2
Other	50,245	9.9	55,957	9.7	96,605	9.2	91,374	8.1
Total	$509,067	100.0	$578,882	100.0	$1,051,070	100.0	$1,124,484	100.0

2015 Second Quarter versus 2014 Second Quarter. Gross premiums written by the insurance segment in the 2015 second quarter were 12.6% lower than in the 2014 second quarter, while net premiums written were 12.1% lower than in the 2014 second quarter. Changes in foreign currency rates resulted in a decrease in net premiums written in the 2015 second quarter of approximately $8 million, or 1.4%, compared to the 2014 second quarter. The lower level of net premiums written reflected reductions in property, energy and marine business, programs, professional lines and alternative markets business. The decrease in property, energy and marine business reflected rate decreases and strategic reductions in certain lines, while the reduction in program business reflected underwriting decisions to terminate two programs. The decline in professional lines was primarily related to the timing of premiums on renewal accounts while the decrease in alternative markets primarily reflected changes in renewal dates on business acquired as part of the renewal rights agreement entered into in the 2014 second quarter.

Six Months Ended June 30, 2015 versus 2014. Gross premiums written by the insurance segment for the six months ended June 30, 2015 were 4.5% lower than in the 2014 period, while net premiums written were 6.5% lower than in the 2014 period. The differential in gross versus net premiums written primarily resulted from growth in alternative markets business which is subject to a high level of cessions, primarily to captives. The lower level of net premiums written reflected reductions in property, energy and marine business, professional lines and programs. The decrease in property, energy and marine business reflected rate decreases and strategic reductions in certain lines. The decline in professional lines was primarily related to the timing of premiums on renewal accounts, while the reduction in program business reflected underwriting decisions to terminate two programs.

Net Premiums Earned.

The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Programs	$112,942	22.2	$114,043	22.5	$228,906	22.5	$223,224	22.7
Professional lines	107,420	21.1	116,031	22.9	215,292	21.2	228,775	23.2
Construction and national accounts	71,580	14.0	72,064	14.2	143,810	14.1	141,053	14.3
Property, energy, marine and aviation	53,825	10.6	66,221	13.0	108,906	10.7	127,810	13.0
Excess and surplus casualty	51,709	10.1	43,600	8.6	104,056	10.2	82,707	8.4
Travel, accident and health	39,979	7.8	30,645	6.0	73,711	7.2	58,710	6.0
Lenders products	21,259	4.2	22,763	4.5	44,118	4.3	46,595	4.7
Other	51,111	10.0	42,345	8.3	98,940	9.7	76,339	7.7
Total	$509,825	100.0	$507,712	100.0	$1,017,739	100.0	$985,213	100.0

Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2015 second quarter were 0.4% higher than in the 2014 second quarter and 3.3% higher for the six months ended June 30, 2015 than in the 2014 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current year	66.5%	65.2%	65.5%	64.2%
Prior period reserve development	(3.6)%	(3.8)%	(2.7)%	(3.5)%
Loss ratio	62.9%	61.4%	62.8%	60.7%

Current Year Loss Ratio.

The insurance segment’s current year loss ratio in the 2015 second quarter was 1.3 points higher than in the 2014 second quarter and 1.3 points higher for the six months ended June 30, 2015 than in the 2014 period. The 2015 second quarter loss ratio reflected 1.2 points of current year catastrophic activity, compared to 0.7 points in the 2014 second quarter. The loss ratio for the six months ended June 30, 2015 reflected 0.9 points of current year catastrophic activity, compared to 0.6 points for the 2014 period. The loss ratios for the 2015 periods also reflected the impact of changes in the mix of business and a higher level of non-catastrophic large loss activity than in the 2014 periods.

Prior Period Reserve Development.

2015 Second Quarter: The insurance segment’s net favorable development of $18.6 million, or 3.6 points, consisted of $13.6 million of net favorable development in short-tailed lines and $5.0 million of net favorable development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2011 to 2014 accident years (i.e., the year in which a loss occurred), primarily due to varying levels of reported claims activity. Development on the 2005 to 2014 named catastrophic events was adverse by $0.8 million in the quarter. Net favorable development in medium-tailed and long-tailed lines reflected favorable development in marine reserves, primarily from the 2013 accident year, in surety reserves, primarily from the 2012 and 2013 accident years, and in casualty reserves, primarily from the 2007 to 2009 accident years. In addition, the insurance segment’s results reflected net favorable development in professional lines of $0.7 million, including favorable development in healthcare reserves, primarily from the 2008 to 2011 accident years, partially offset by an increase in reserves on professional liability and executive assurance reserves, primarily in the 2009 and 2011 accident years due to a small number of large losses, largely offset by favorable development in other accident years.

2014 Second Quarter: The insurance segment’s net favorable development of $19.4 million, or 3.8 points, consisted of $26.2 million of net favorable development in short-tailed lines and $6.8 million of net adverse development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2010 and 2013 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2013 named catastrophic events was favorable by $4.4 million in the quarter. Net adverse development in medium-tailed and long-tailed lines reflected increases in construction reserves of $12.6 million, primarily resulting from higher reported losses in the 2011 to 2013 accident years, and net increases in professional lines of $2.6 million, reflecting adverse development in international professional liability from recent accident years and favorable development in healthcare business across most accident years. In addition, the insurance segment results reflected favorable development in marine business of $6.0 million and surety business of $2.0 million.

Six Months Ended June 30, 2015: The insurance segment’s net favorable development of $27.3 million, or 2.7 points, consisted of $25.6 million of net favorable development in short-tailed lines and $1.7 million of net favorable development in medium-tailed and long-tailed lines. Favorable development in short-tailed lines primarily consisted of reductions in property (including special risk other than marine) reserves from the 2008 to 2014 accident years, primarily due to varying levels of reported claims activity. Development on the 2005 to 2014 named catastrophic events was favorable by $2.9 million for the 2015 period. Net favorable development in medium-tailed and long-tailed lines reflected favorable development in marine reserves, primarily from the 2010 to 2013 accident years, and in surety reserves, primarily from the 2009 to 2013 accident years. In addition, the insurance segment’s results reflected net favorable development in professional lines of $3.1 million, including favorable development in healthcare reserves, primarily from the 2007 to 2012 accident years, and in executive assurance reserves across most accident years, partially offset by an increase in reserves on professional liability reserves, primarily in the 2011 and 2012 accident years.

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

Underwriting Expenses.

2015 Second Quarter versus 2014 Second Quarter: The insurance segment’s underwriting expense ratio was 32.5% in the 2015 second quarter, compared to 32.0% in the 2014 second quarter. The acquisition expense ratio was 15.0% in the 2015 second quarter, compared to 15.1% in the 2014 second quarter. The other operating expense ratio was 17.5% for the 2015 second quarter, compared to 16.9% for the 2014 second quarter, and consistent with the 2015 first quarter ratio.

Six Months Ended June 30, 2015 versus 2014: The insurance segment’s underwriting expense ratio was 32.3% for the six months ended June 30, 2015, compared to 32.5% in the 2014 period. The acquisition expense ratio was 14.9% for the six months ended June 30, 2015, compared to 15.6% in the 2014 period. The lower ratio for the six months ended June 30, 2015 primarily resulted from an increase in ceding commission rates and was impacted by changes in development of prior year loss reserves which increased the ratio by 0.5 points for the six months ended June 30, 2015, compared to 0.8 points in the 2014 period. The other operating expense ratio was 17.4% for the six months ended June 30, 2015, compared to 16.9% for the 2014 period, reflecting a higher level of aggregate expenses.

Reinsurance Segment

The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Gross premiums written	$342,101	$349,841	(2.2)	$827,213	$866,894	(4.6)
Premiums ceded	(89,446)	(58,994)		(226,015)	(132,121)
Net premiums written	252,655	290,847	(13.1)	601,198	734,773	(18.2)
Change in unearned premiums	21,310	44,780		(47,516)	(57,798)
Net premiums earned	273,965	335,627	(18.4)	553,682	676,975	(18.2)
Other underwriting income	2,658	303		4,087	619
Losses and loss adjustment expenses	(111,183)	(150,325)		(223,715)	(289,961)
Acquisition expenses, net	(58,360)	(66,035)		(114,964)	(139,468)
Other operating expenses	(39,007)	(37,666)		(77,051)	(73,861)
Underwriting income	$68,073	$81,904	(16.9)	$142,039	$174,304	(18.5)

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	40.6%	44.8%	(4.2)	40.4%	42.8%	0.4
Acquisition expense ratio	21.3%	19.7%	1.6	20.8%	20.6%	0.2
Other operating expense ratio	14.2%	11.2%	3.0	13.9%	10.9%	0.1
Combined ratio	76.1%	75.7%	0.4	75.1%	74.3%	0.7

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

•
Other specialty: provides coverage to ceding company clients for proportional motor and other lines including surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and political risk.

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

Premiums Written.

The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty	$72,134	28.6	$105,721	36.3	$173,282	28.8	$253,330	34.5
Casualty	64,778	25.6	67,823	23.3	182,636	30.4	194,536	26.5
Property excluding property catastrophe	57,005	22.6	54,887	18.9	146,929	24.4	150,014	20.4
Property catastrophe	46,046	18.2	53,986	18.6	61,489	10.2	106,498	14.5
Marine and aviation	9,461	3.7	6,880	2.4	30,305	5.0	23,791	3.2
Other	3,231	1.3	1,550	0.5	6,557	1.1	6,604	0.9
Total	$252,655	100.0	$290,847	100.0	$601,198	100.0	$734,773	100.0

Pro rata	$128,976	51.0	$123,663	42.5	$259,211	43.1	$297,860	40.5
Excess of loss	123,679	49.0	167,184	57.5	341,987	56.9	436,913	59.5
Total	$252,655	100.0	$290,847	100.0	$601,198	100.0	$734,773	100.0

2015 Second Quarter versus 2014 Second Quarter. Gross premiums written by the reinsurance segment in the 2015 second quarter were 2.2% lower than in the 2014 second quarter, while net premiums written were 13.1% lower than in the 2014 second quarter. The difference in gross versus net premiums written primarily reflects an increase in cessions to Watford Re in the 2015 second quarter compared to the 2014 second quarter. Changes in foreign currency rates resulted in a decrease in net premiums written in the 2015 second quarter of approximately $14 million, or 4.8%, compared to the 2014 second quarter. The lower level of net premiums written reflected decreases in other specialty and property catastrophe business. The decrease in other specialty reflected non-renewals and share decreases in response to current market conditions, primarily in proportional motor contracts. The lower level of property catastrophe business reflected non-renewals and share decreases, also in response to current market conditions.

Six Months Ended June 30, 2015 versus 2014. Gross premiums written by the reinsurance segment for the six months ended June 30, 2015 were 4.6% lower than in the 2014 period, while net premiums written were 18.2% lower than in the 2014 period. The differential in gross versus net premiums written primarily reflects an increase in cessions of premiums to Watford Re for the six months ended June 30, 2015 compared to the 2014 period. The lower level of net premiums written reflected decreases in other specialty and property catastrophe business. The decrease in other specialty reflected non-renewals and share decreases in response to current market conditions, primarily in proportional motor contracts. The lower level of property catastrophe business reflected non-renewals and share decreases, also in response to current market conditions.

Net Premiums Earned.

The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Other specialty	$80,256	29.3	$118,504	35.3	$164,054	29.6	$233,442	34.5
Casualty	83,186	30.4	90,176	26.9	156,567	28.3	168,922	25.0
Property excluding property catastrophe	69,600	25.4	69,172	20.6	149,364	27.0	144,546	21.4
Property catastrophe	24,325	8.9	39,870	11.9	51,595	9.3	89,664	13.2
Marine and aviation	13,423	4.9	15,259	4.5	26,036	4.7	34,154	5.0
Other	3,175	1.2	2,646	0.8	6,066	1.1	6,247	0.9
Total	$273,965	100.0	$335,627	100.0	$553,682	100.0	$676,975	100.0

Pro rata	$143,835	52.5	$178,344	53.1	$297,350	53.7	$365,781	54.0
Excess of loss	130,130	47.5	157,283	46.9	256,332	46.3	311,194	46.0
Total	$273,965	100.0	$335,627	100.0	$553,682	100.0	$676,975	100.0

Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned for the 2015 second quarter were 18.4% lower than in the 2014 second quarter and 18.2% lower for the six months ended June 30, 2015 than in the 2014 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.

Losses and Loss Adjustment Expenses.

The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current year	61.7%	65.4%	61.3%	63.4%
Prior period reserve development	(21.1)%	(20.6)%	(20.9)%	(20.6)%
Loss ratio	40.6%	44.8%	40.4%	42.8%

Current Year Loss Ratio.

The reinsurance segment’s current year loss ratio in the 2015 second quarter was 3.7 points lower than in the 2014 second quarter and 2.1 points lower for the six months ended June 30, 2015 than in the 2014 period. The 2015 second quarter loss ratio reflected 3.7 points of current year catastrophic activity, compared to 4.1 points in the 2014 second quarter. The loss ratio for the six months ended June 30, 2015 reflected 2.1 points of current year catastrophic activity, compared to 2.5 points for the 2014 period. The current year loss ratio for the 2015 second quarter and six months ended June 30, 2015 also reflects changes in the mix of business earned due, in part, to a lower contribution from property catastrophe business.

Prior Period Reserve Development.

2015 Second Quarter: The reinsurance segment’s net favorable development of $57.8 million, or 21.1 points, consisted of $21.2 million from short-tailed lines and $36.6 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $18.4 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2012 to 2014 underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development from the 2005 to 2014 named catastrophic events of $8.3 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $36.3 million based on varying levels of reported and paid claims activity, primarily from the 2003 to 2009 underwriting years.

2014 Second Quarter: The reinsurance segment’s net favorable development of $69.1 million, or 20.6 points, consisted of $37.2 million from short-tailed lines and $31.9 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $29.4 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2012 and 2013 underwriting years. Contained within this release was favorable development from the 2005 to 2013 named catastrophic events of $11.0 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $24.7 million, primarily from the 2003 to 2007 underwriting years based on varying levels of reported and paid claims activity, and a reduction of $4.3 million in marine and aviation reserves, across all underwriting years.

Six Months Ended June 30, 2015: The reinsurance segment’s net favorable development of $115.8 million, or 20.9 points, consisted of $60.4 million from short-tailed lines and $55.4 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $45.9 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2012 to 2014 underwriting years. Contained within this release was favorable development from the 2005 to 2014 named catastrophic events of $10.3 million. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $52.2 million, primarily from the 2003 to 2009 underwriting years based on varying levels of reported and paid claims activity, and a reduction of $3.2 million in marine and aviation reserves, primarily from the 2010 to 2012 underwriting years.

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

Underwriting Expenses.

2015 Second Quarter versus 2014 Second Quarter: The underwriting expense ratio for the reinsurance segment was 35.5% in the 2015 second quarter, compared to 30.9% in the 2014 second quarter. The acquisition expense ratio for the 2015 second quarter was 21.3%, compared to 19.7% for the 2014 second quarter. The comparison of the acquisition expense ratios in each period is influenced by, among other things, the mix and type of business written and earned, including a lower contribution from property catastrophe business than in the 2014 second quarter, and an increase in the level of ceding commissions. The operating expense ratio for the 2015 second quarter was 14.2%, compared to 11.2% in the 2014 second quarter, primarily reflecting the lower level of net premiums earned.

Six Months Ended June 30, 2015 versus 2014: The underwriting expense ratio for the reinsurance segment was 34.7% for the six months ended June 30, 2015, compared to 31.5% in the 2014 period. The acquisition expense ratio was 20.8% for the six months ended June 30, 2015, compared to 20.6% in the 2014 period. The comparison of the acquisition expense ratios in each period is influenced by, among other things, the mix and type of business written and earned, including a lower contribution from property catastrophe business than in the 2014 period. The operating expense ratio for the six months ended June 30, 2015 was 13.9%, compared to 10.9% in the 2014 period, primarily reflecting the lower level of net premiums earned.

Mortgage Segment

The following table sets forth our mortgage segment’s underwriting results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Gross premiums written	$68,572	$55,476	23.6	$129,113	$103,383	24.9
Premiums ceded	(6,902)	(5,079)		(15,572)	(9,718)
Net premiums written	61,670	50,397	22.4	113,541	93,665	21.2
Change in unearned premiums	(9,211)	436		(10,715)	(4,067)
Net premiums earned	52,459	50,833	3.2	102,826	89,598	14.8
Other underwriting income	3,686	1,216		11,404	1,982
Losses and loss adjustment expenses	(9,639)	(15,473)		(23,448)	(23,951)
Acquisition expenses, net	(10,200)	(11,481)		(20,618)	(20,635)
Other operating expenses	(19,679)	(16,288)		(40,048)	(30,164)
Underwriting income	$16,627	$8,807	88.8	$30,116	$16,830	78.9

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	18.4%	30.4%	(12.0)	22.8%	26.7%	0.1
Acquisition expense ratio	19.4%	22.6%	(3.2)	20.1%	23.0%	0.3
Other operating expense ratio	37.5%	32.0%	5.5	38.9%	33.7%	0.2
Combined ratio	75.3%	85.0%	(9.7)	81.8%	83.4%	0.6

Premiums Written.

The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums written by client location:
United States	$47,460	77.0	$46,111	91.5	93,282	82.2	82,667	88.3
Other	14,210	23.0	4,286	8.5	20,259	17.8	10,998	11.7
Total	$61,670	100.0	$50,397	100.0	$113,541	100.0	$93,665	100.0

Net premiums written by underwriting location:
United States	$30,589	49.6	$24,594	48.8	$58,545	51.6	$41,325	44.1
Other	31,081	50.4	25,803	51.2	54,996	48.4	52,340	55.9
Total	$61,670	100.0	$50,397	100.0	$113,541	100.0	$93,665	100.0

2015 Second Quarter versus 2014 Second Quarter. Net premiums written in the 2015 second quarter included $30.6 million of business underwritten by Arch MI U.S., compared to $24.6 million in the 2014 second quarter. The 2015 second quarter amount reflected $23.8 million from credit union clients and $6.8 million from banks and other mortgage originators while substantially all of the 2014 second quarter amount related to credit union clients. Premiums written on reinsurance treaties covering U.S. and international mortgages were higher by $5.3 million compared to the 2014 second quarter. The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of the Arch MI U.S. portfolio of mortgage loans was 78.2% at June 30, 2015, compared to 80.9% at December 31, 2014. The decline in persistency was due to policy terminations resulting from low interest rates and associated mortgage refinance activity.

Six Months Ended June 30, 2015 versus 2014. Net premiums written for the six months ended June 30, 2015 included $58.5 million of business underwritten by Arch MI U.S., including $47.5 million from credit union clients and $11.0 million from banks and other originators, compared to $41.3 million for the 2014 period. The 2014 period reflected five months of activity for Arch MI U.S. due to the acquisition date of January 30, 2014.

Arch MI U.S. generated $2.71 billion of new insurance written (“NIW”) during the 2015 second quarter, of which approximately 50% was from bank channel clients. NIW represents the original principal balance of all loans that received coverage during the period.

The following table provides details on the NIW generated by Arch MI U.S. for the last four quarters:

(U.S. Dollars in millions)	Three Months Ended								Six Months Ended
	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Total new insurance written (NIW)	$2,709		$1,808		$1,359		$1,982		$4,517

Total NIW by credit quality (FICO score):
>=740	$1,723	63.6	$1,064	58.8	$730	53.7	$1,279	64.5	$2,787	61.7
680-739	842	31.1	602	33.3	480	35.3	629	31.7	1,444	32.0
620-679	143	5.3	142	7.9	149	11.0	74	3.7	285	6.3
<620	1	—	—	—	—	—	$—	—	1	—
Total	$2,709	100.0	$1,808	100.0	$1,359	100.0	$1,982	100.0	$4,517	100.0

Total NIW by LTV:
95.01% and above	$165	6.1	$86	4.8	$79	5.8	$81	4.1	$251	5.6
90.01% to 95.00%	1,227	45.3	682	37.7	620	45.6	904	45.6	1,909	42.3
85.01% to 90.00%	908	33.5	583	32.2	389	28.6	646	32.6	1,491	33.0
85.01% and below	409	15.1	457	25.3	271	19.9	351	17.7	866	19.2
Total	$2,709	100.0	$1,808	100.0	$1,359	100.0	$1,982	100.0	$4,517	100.0

Total NIW purchase vs. refinance:
Purchase	$1,830	67.6	$918	50.8	$950	69.9	$1,234	62.3	$2,748	60.8
Refinance	879	32.4	890	49.2	409	30.1	748	37.7	1,769	39.2
Total	$2,709	100.0	$1,808	100.0	$1,359	100.0	$1,982	100.0	$4,517	100.0

Net Premiums Earned.

The following table sets forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned by underwriting location:
United States	$27,450	52.3	$24,819	48.8	$52,969	51.5	$41,675	46.5
Other	25,009	47.7	26,014	51.2	49,857	48.5	47,923	53.5
Total	$52,459	100.0	$50,833	100.0	$102,826	100.0	$89,598	100.0

Net premiums earned for the 2015 periods were higher than in the 2014 periods, primarily due to the acquisition of Arch MI U.S. along with a higher earned contribution from the mortgage segment’s quota share reinsurance business.

Losses and Loss Adjustment Expenses.

The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current year	20.5%	30.2%	26.4%	27.9%
Prior period reserve development	(2.1)%	0.2%	(3.6)%	(1.2)%
Loss ratio	18.4%	30.4%	22.8%	26.7%

Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with mortgage insurance industry practice. Because our mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established for the six months ended June 30, 2015.

The mortgage segment’s current year loss ratio was 9.7 points lower in the 2015 second quarter compared to the 2014 second quarter and 1.5 points lower for the six months ended June 30, 2015 than in the 2014 period. The current year loss ratio for the 2015 periods reflect changes in the mix of business earned, when compared to the 2014 periods. The mortgage segment’s net favorable development for the 2015 second quarter of $1.1 million, or 2.1 points, and $3.7 million, or 3.6 points, for the six months ended June 30, 2015 was spread across a number of underwriting years.

Underwriting Expenses.

2015 Second Quarter versus 2014 Second Quarter. The underwriting expense ratio for the mortgage segment was 56.9% in the 2015 second quarter, compared to 54.6% in the 2014 second quarter. The acquisition expense ratio was 19.4% for the 2015 second quarter, compared to 22.6% for the 2014 second quarter. The operating expense ratio was 37.5% for the 2015 second quarter, compared to 32.0% in the 2014 second quarter. As the mortgage segment’s mix is expected to shift more towards U.S. mortgage insurance business, the underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale with respect to non-credit union clientele.

Six Months Ended June 30, 2015 versus 2014. The underwriting expense ratio for the mortgage segment was 59.0% for the six months ended June 30, 2015, compared to 56.7% for the 2014 period. The acquisition expense ratio was 20.1% for the six months ended June 30, 2015, compared to 23.0% for the 2014 period. The operating expense ratio was 38.9% for the six months ended June 30, 2015, compared to 33.7% in the 2014 period.

Other Segment

As noted earlier, the ‘other’ segment includes the results of Watford Re. See note 3, “Variable Interest Entity and Noncontrolling Interests” and note 5, “Segment Information,” of the notes accompanying our consolidated financial statements for additional information. The following table sets forth the results of our ‘other’ segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross premiums written	$127,954	$54,562	$256,587	$86,756
Premiums ceded	(7,766)	(2,760)	(11,821)	(2,760)
Net premiums written	120,188	51,802	244,766	83,996
Change in unearned premiums	(12,999)	(38,822)	(65,311)	(68,850)
Net premiums earned	107,189	12,980	179,455	15,146
Other underwriting income	852	—	2,814	—
Losses and loss adjustment expenses	(77,678)	(8,194)	(127,157)	(9,550)
Acquisition expenses, net	(30,142)	(4,193)	(51,118)	(5,016)
Other operating expenses	(3,450)	(1,635)	(5,455)	(2,744)
Underwriting income (loss)	(3,229)	(1,042)	(1,461)	(2,164)

Net investment income	19,792	532	28,498	533
Other expenses	—	347	—	(2,329)
Net realized gains (losses)	(8,865)	3,178	8,974	3,178
Net foreign exchange gains (losses)	2,988	470	2,636	563
Net income (loss)	10,686	3,485	38,647	(219)
Dividends attributable to redeemable noncontrolling interests (1)	(4,743)	(4,857)	(9,651)	(4,909)
Net income (loss) attributable to common interests	5,943	(1,372)	28,996	(5,128)
Amounts attributable to nonredeemable noncontrolling interests (1)	(5,286)	1,156	(25,799)	4,563
Net income (loss) available to Arch	$657	$(216)	$3,197	$(565)
Underwriting Ratios
Loss ratio	72.5%	63.1%	70.9%	63.1%
Acquisition expense ratio	28.1%	32.3%	28.5%	33.1%
Other operating expense ratio	3.2%	12.6%	3.0%	18.1%
Combined ratio	103.8%	108.0%	102.4%	114.3%

Total investable assets	$1,340,574	$1,114,719
Total assets	1,761,314	1,363,318
Total liabilities	648,278	253,507
_________________________________________________
(1)     Recorded as ‘amounts attributable to noncontrolling interests’ in the consolidated statements of income.

Other Income or Expense Items (excluding amounts related to the ‘other’ segment)

Net Investment Income. The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturities	$61,191	$64,499	$123,559	$126,948
Term loan investments	4,566	5,233	8,841	10,902
Equity securities	2,742	3,271	5,421	6,192
Short-term investments	183	103	378	508
Other (1)	10,472	9,067	23,209	13,785
Gross investment income	79,154	82,173	161,408	158,335
Investment expenses (2)	(11,983)	(9,715)	(23,949)	(18,884)
Net investment income	$67,171	$72,458	$137,459	139,451
_________________________________________________

(1)	Amounts include dividends and interest distributions on investment funds and other items.

(2)
Investment expenses were approximately 0.37% of average invested assets for the 2015 second quarter, compared to 0.29% for the 2014 second quarter, and 0.39% for the six months ended June 30, 2015, compared to 0.29% for the 2014 period.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.05% for the 2015 second quarter, compared to 2.05% for the 2014 second quarter, and 2.07% for the six months ended June 30, 2015, compared to 2.07% for the 2014 period. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the effects of low prevailing interest rates available in the market. Yields in the future may vary based on financial market conditions, investment allocation decisions and other factors.

Other Income (Loss). We record income or loss from certain investments using the equity method on a three month lag basis based on the availability of their financial statements, including income or loss on our investment in Gulf Reinsurance Limited (“Gulf Re”) for the period prior to the closing of our acquisition of Gulf Re on May 14, 2015. In addition, other income (loss) from time to time includes certain non-recurring items. We recorded other income of $2.2 million in the 2015 second quarter, primarily related to Gulf Re, compared to $4.9 million in the 2014 second quarter, which reflected a large non-recurring item. For the six months ended June 30, 2015, other income was $0.3 million, compared to $2.7 million for the 2014 period.

Equity in Net Income of Investment Funds Accounted for Using the Equity Method. We recorded $16.2 million of equity in net income related to investment funds accounted for using the equity method in the 2015 second quarter, compared to $9.2 million for the 2014 second quarter, and $22.1 million for the six months ended June 30, 2015, compared to $12.5 million for the 2014 period. We use the equity method on certain investment funds due to their ownership structure, which are typically structured as limited partnerships, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $472.9 million at June 30, 2015, compared to $349.0 million at December 31, 2014.

Net Realized Gains or Losses. We recorded net realized losses of $26.9 million for the 2015 second quarter, compared to net realized gains of $51.0 million for the 2014 second quarter, and net realized gains of $38.6 million for the six months ended June 30, 2015, compared to net realized gains of $70.7 million for the 2014 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also included realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets and liabilities accounted for using the fair value option along with re-measurement of contingent consideration liability amounts. See note 6, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. We recorded $1.1 million of OTTI for the 2015 second quarter, compared to $14.7 million for the 2014 second quarter, and $6.9 million for the six months ended June 30, 2015, compared to $17.7 million for the 2014 period. The OTTI recorded for the 2015 second quarter primarily related to a reduction in the carrying value of one fund investment while the OTTI recorded for the six months ended June 30, 2015 included impairments on a short-term investment due to the decline of the Euro against the U.S. Dollar, a small number of corporate bonds based on information received from external investment managers and other items. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.

Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $17.4 million for the 2015 second quarter, compared to $15.3 million for the 2014 second quarter, and $26.8 million for the six months ended June 30, 2015, compared to $26.1 million for the 2014 period. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Interest expense. Interest expense was $4.0 million for the 2015 second quarter, compared to $14.3 million for the 2014 second quarter, and $16.7 million for the six months ended June 30, 2015, compared to $28.7 million for the 2014 period. The lower level of interest expense in the 2015 periods primarily resulted from an $8.4 million reduction in interest expense in the 2015 second quarter on a deposit accounting liability (i.e., a contract that, in accordance with GAAP, does not pass risk transfer). The reduction resulted from a reassessment of the estimated ultimate liability due to a determination that paid losses were expected to be lower than previously anticipated.

Net Foreign Exchange Gains or Losses. Net foreign exchange losses for the 2015 second quarter were $22.6 million, compared to net foreign exchange losses for the 2014 second quarter of $2.8 million. Net foreign exchange gains for the six months ended June 30, 2015 were $44.3 million, compared to net foreign exchange losses for the 2014 period of $9.4 million. Amounts in all periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. We have not matched a portion of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity.

Income tax expense. Our income tax provision on income before income taxes resulted in an expense of 5.1% for the 2015 second quarter, compared to 3.4% for the 2014 second quarter, and 4.3% for the six months ended June 30, 2015, compared to 2.7% for the 2014 period. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Investable Assets

At June 30, 2015, total investable assets of $15.85 billion included $14.51 billion managed by Arch and $1.34 billion included in the ‘other’ segment (i.e., attributable to Watford Re).

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

The following table summarizes the fair value of the investable assets managed by Arch:

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$9,927,603	68.4	$10,750,770	73.6
Fixed maturities, at fair value (3)	387,941	2.7	377,053	2.6
Fixed maturities pledged under securities lending agreements, at fair value	373,969	2.6	50,802	0.4
Total fixed maturities	10,689,513	73.7	11,178,625	76.6
Short-term investments available for sale, at fair value	875,727	6.0	797,226	5.5
Cash	470,011	3.2	474,247	3.2
Equity securities available for sale, at fair value	701,623	4.8	658,182	4.5
Equity securities, at fair value (3)	248	—	—	—
Other investments available for sale, at fair value	377,677	2.6	296,224	2.0
Other investments, at fair value (3)	899,763	6.2	878,774	6.0
Investments accounted for using the equity method (4)	472,926	3.3	349,014	2.4
Securities transactions entered into but not settled at the balance sheet date	26,066	0.2	(32,802)	(0.2)
Total investable assets managed by Arch	$14,513,554	100.0	$14,599,490	100.0
_________________________________________________

(1)	The table above excludes investable assets attributable to the ‘other’ segment. See “Investable Assets in the ‘Other’ Segment.”

(2)
In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value.

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

At June 30, 2015, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.07%. At December 31, 2014, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA/Aa2” and an average yield to maturity of 2.18%. Our investment portfolio had an average effective duration of 3.05 years at June 30, 2015, compared to 3.34 years at December 31, 2014. At June 30, 2015, approximately $9.60 billion, or 66%, of total investable assets managed by Arch were internally managed, compared to $9.87 billion, or 68%, at December 31, 2014.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
June 30, 2015
Corporate bonds	$3,080,648	$26,401	$(51,717)	$3,105,964
Mortgage backed securities	896,245	12,315	(4,231)	888,161
Municipal bonds	1,760,384	19,601	(9,004)	1,749,787
Commercial mortgage backed securities	832,159	6,760	(4,922)	830,321
U.S. government and government agencies	1,899,868	8,463	(3,720)	1,895,125
Non-U.S. government securities	868,853	10,343	(32,720)	891,230
Asset backed securities	1,351,356	7,324	(3,364)	1,347,396
Total	$10,689,513	$91,207	$(109,678)	$10,707,984

December 31, 2014
Corporate bonds	$3,379,139	$37,928	$(38,974)	$3,380,185
Mortgage backed securities	965,533	18,843	(3,842)	950,532
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387
Non-U.S. government securities	1,099,390	21,311	(37,203)	1,115,282
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605
Total	$11,178,625	$140,673	$(92,734)	$11,130,686

The following table provides the credit quality distribution of our Fixed Maturities:

	June 30, 2015		December 31, 2014
Rating (1)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
U.S. government and government agencies (2)	$2,593,318	24.3	$2,245,489	20.1
AAA	3,639,910	34.1	4,299,060	38.5
AA	1,967,666	18.4	1,917,392	17.2
A	1,474,583	13.8	1,739,922	15.6
BBB	337,517	3.2	339,395	3.0
BB	212,561	2.0	157,232	1.4
B	170,859	1.6	184,869	1.7
Lower than B	136,784	1.3	154,823	1.4
Not rated	156,315	1.3	140,443	1.1
Total	$10,689,513	100.0	$11,178,625	100.0
_________________________________________________

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At June 30, 2015, below-investment grade securities comprised approximately 6% of our Fixed Maturities, compared to 6% at December 31, 2014. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At June 30, 2015, corporate bonds represented 70% of the total below investment grade securities at fair value, mortgage backed securities represented 15% of the total and 15% were in other classes. At December 31, 2014, corporate bonds represented 69% of the total below investment grade securities at fair value, mortgage backed securities represented 22% of the total and 9% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	June 30, 2015			December 31, 2014
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$4,484,276	$(60,708)	55.4	$4,181,313	$(55,498)	59.8
10-20%	237,006	(41,294)	37.7	239,158	(33,111)	35.7
20-30%	23,844	(6,497)	5.9	5,618	(1,990)	2.1
Greater than 30%	1,506	(1,179)	1.1	3,437	(2,135)	2.3
Total	$4,746,632	$(109,678)	100.0	$4,429,526	$(92,734)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	June 30, 2015			December 31, 2014
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$163,243	$(4,258)	3.9	$141,986	$(3,728)	4.0
10-20%	13,141	(2,128)	1.9	20,127	(3,530)	3.8
20-30%	3,132	(871)	0.8	5,618	(1,990)	2.1
Greater than 30%	650	(765)	0.7	3,434	(2,133)	2.3
Total	$180,166	$(8,022)	7.3	$171,165	$(11,381)	12.3

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

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2015, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Apple Inc.	$81,071	AA+/Aa1
General Electric Co.	75,677	AA+/A1
Exxon Mobil Corp.	71,048	AAA/Aaa
International Business Machines Corp.	69,076	AA-/Aa3
Microsoft Corporation	59,000	AAA/Aaa
Porsche Automobil Holding SE	56,999	A/A2
Chevron Corp.	54,335	AA/Aa1
Daimler AG	50,662	A-/A3
Oracle Corporation	50,051	AA-/A1
Toyota Motor Corporation	46,020	AA-/Aa3
Total	$613,939
_________________________________________________

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At June 30, 2015, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $896.2 million, or 6.2% of total investable assets managed by Arch, compared to $965.5 million, or 6.6%, at December 31, 2014.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At June 30, 2015, CMBS constituted approximately $832.2 million, or 5.7% of total investable assets managed by Arch, compared to $1.11 billion, or 7.6%, at December 31, 2014.

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

The following table provides information on our MBS and CMBS at June 30, 2015, excluding amounts guaranteed by the U.S. government:

				Estimated Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Non-agency MBS:	2003-2008	$113,967	CC+	$122,725	107.7%	0.8%
	2009	24,481	AAA	24,328	99.4%	0.2%
	2010	18,943	AA	18,511	97.7%	0.1%
	2013	28,555	AAA	28,418	99.5%	0.2%
	2014	44,747	AA	44,734	100.0%	0.3%
	2015	24,824	AA-	24,370	98.2%	0.2%
Total non-agency MBS		$255,517	BB+	$263,086	103.0%	1.8%

Non-agency CMBS:	2002-2008	38,887	BBB+	39,660	102.0%	0.3%
	2009	364	BBB-	367	100.8%	—%
	2010	10,312	AAA	10,505	101.9%	0.1%
	2011	44,008	AAA	44,291	100.6%	0.3%
	2012	66,343	AAA	67,460	101.7%	0.5%
	2013	117,096	AA+	119,660	102.2%	0.8%
	2014	283,569	AAA	284,337	100.3%	2.0%
	2015	209,712	AAA	205,588	98.0%	1.4%
Total non-agency CMBS		$770,291	AA+	$771,868	100.2%	5.3%

	Non-Agency	Non-Agency
Additional Statistics:	MBS	CMBS (1)
Weighted average loan age (months)	74	25
Weighted average life (months) (2)	48	54
Weighted average loan-to-value % (3)	57.1%	53.1%
Total delinquencies (4)	9.7%	0.5%
Current credit support % (5)	13.3%	39.2%
_________________________________________________

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at June 30, 2015. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 18% to 106% on MBS and 7% to 203% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at June 30, 2015:

				Estimated Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets Managed by Arch
Sector:
Credit cards	$488,734	AAA	16%	$490,188	100.3%	3.4%
Autos	331,042	AAA	26%	332,204	100.4%	2.3%
Loans	274,485	AA-	27%	275,156	100.2%	1.9%
Equipment	156,103	AA-	10%	155,391	99.5%	1.1%
Other (1)	97,032	A	17%	98,417	101.4%	0.7%
Total ABS (2)	$1,347,396	AA+		$1,351,356	100.3%	9.3%
_________________________________________________

(1)	Including rate reduction bonds, commodities, home equity, U.K. securitized and other.

(2)	The effective duration of the total ABS was 1.7 years at June 30, 2015.

At June 30, 2015, our fixed income portfolio included $20.9 million par value in sub-prime securities with a fair value of $11.9 million and average credit quality ratings from S&P/Moody’s of “CCC-/Caa3.” At December 31, 2014, our fixed income portfolio included $16.9 million par value in sub-prime securities with a fair value of $8.5 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.” Such amounts were primarily in the home equity sector of our ABS, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contained $5.7 million fair value of sub-prime securities with average credit quality ratings from S&P/Moody’s of “CCC/Ca” at June 30, 2015, compared to $5.8 million and “CCC/Ca” at December 31, 2014.

The following table provides information on the fair value of our Eurozone investments at June 30, 2015:

	Sovereign (2)	Financial Corporates	Other Corporates	Bank Loans (3)	Equities and Other	Total
Country (1)
Netherlands	$95,510	$8,630	$52,424	$10,890	$—	$167,454
Germany	85,932	—	31,776	27,549	62	145,319
Ireland	—	—	30,963	118	13,974	45,055
Supranational (4)	34,233	—	—	—	—	34,233
Luxembourg	—	—	28,203	5,816	—	34,019
France	2,107	1,755	5,187	4,019	5,872	18,940
Belgium	9,920	—	—	—	—	9,920
Slovenia	1,722	—	—	—	—	1,722
Austria	902	—	—	168	—	1,070
Italy	—	—	558	459	—	1,017
Spain	—	—	817	—	—	817
Greece	60	—	—	—	—	60
Total	$230,386	$10,385	$149,928	$49,019	$19,908	$459,626
_________________________________________________

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at June 30, 2015.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Included in “investments accounted for using the fair value option.”

(4)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At June 30, 2015, our equity portfolio included $701.9 million of equity securities, compared to $658.2 million at December 31, 2014. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors. The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	June 30, 2015			December 31, 2014
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$214,643	$(8,389)	45.1	$127,467	$(4,973)	37.2
10-20%	66,495	(8,611)	46.3	47,880	(6,546)	49.0
20-30%	5,051	(1,446)	7.8	5,328	(1,695)	12.7
Greater than 30%	136	(160)	0.9	327	(150)	1.1
Total	$286,325	$(18,606)	100.0	$181,002	$(13,364)	100.0

On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at June 30, 2015. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at June 30, 2015.

The following table summarizes our other investments:

	June 30, 2015	December 31, 2014
Available for sale:
Asian and emerging markets	$287,666	$236,586
Investment grade fixed income	58,829	59,638
Credit related funds	13,773	—
Other	17,409	—
Total available for sale	377,677	296,224
Fair value option:
Term loan investments (par value: $370,186 and $415,462)	370,088	410,995
Mezzanine debt funds	115,019	121,341
Credit related funds	138,070	114,436
Investment grade fixed income	60,383	69,108
Asian and emerging markets	26,494	25,800
Other (1)	189,709	137,094
Total fair value option	899,763	878,774
Total	$1,277,440	$1,174,998
________________________________________________

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 7, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014 segregated by level in the fair value hierarchy.

Investable Assets in the ‘Other’ Segment

Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses. The following table summarizes investable assets in the ‘other’ segment:

	June 30, 2015	December 31, 2014

Cash	$55,063	$11,455
Investments accounted for using the fair value option:
Term loan investments (par value: $707,759 and $678,875)	691,608	662,654
Fixed maturities	466,229	254,971
Short-term investments	167,698	251,601
Total investments accounted for using the fair value option	1,325,535	1,169,226
Securities transactions entered into but not settled at the balance sheet date	(40,024)	(17,441)
Total investable assets included in ‘other’ segment	$1,340,574	$1,163,240

Premiums Receivable and Reinsurance Recoverables

At June 30, 2015, 82.0% of premiums receivable of $1.18 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.2% of the total. At December 31, 2014, 80.9% of premiums receivable of $948.7 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.4% of the total. Approximately 6.4% of the $20.8 million of paid losses and loss adjustment expenses recoverable at June 30, 2015 were more than 90 days overdue, while 1.0% of the $34.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2014 were more than 90 days overdue. Our reserves for doubtful accounts were approximately $14.6 million at June 30, 2015, compared to $13.4 million at December 31, 2014.

At June 30, 2015, approximately 82.4% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.83 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.5% of total shareholders’ equity available to Arch. At December 31, 2014, approximately 83.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.81 billion were due from carriers which had an A.M. Best rating of “A-” or better and the largest reinsurance recoverables from any one carrier was approximately 3.7% of total shareholders’ equity available to Arch.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Premiums Written
Direct	$776,996	$875,134	$1,571,429	$1,621,123
Assumed	422,213	396,627	969,802	945,774
Ceded	(255,629)	(299,833)	(530,656)	(529,979)
Net	$943,580	$971,928	$2,010,575	$2,036,918

Premiums Earned
Direct	$746,837	$734,022	$1,481,054	$1,415,910
Assumed	428,254	396,158	825,505	778,456
Ceded	(231,653)	(223,028)	(452,857)	(427,434)
Net	$943,438	$907,152	$1,853,702	$1,766,932

Losses and Loss Adjustment Expenses
Direct	$462,967	$435,863	$893,808	$821,578
Assumed	214,103	165,614	373,648	309,635
Ceded	(157,644)	(115,959)	(254,314)	(209,455)
Net	$519,426	$485,518	$1,013,142	$921,758

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

At June 30, 2015 and December 31, 2014, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2015	December 31, 2014
Insurance:
Case reserves	$1,459,522	$1,459,040
IBNR reserves	3,072,105	3,066,962
Total net reserves	4,531,627	4,526,002
Reinsurance:
Case reserves	778,045	794,838
Additional case reserves	31,603	97,413
IBNR reserves	1,650,819	1,658,468
Total net reserves	2,460,467	2,550,719
Mortgage:
Case reserves	91,883	96,092
IBNR reserves	21,686	21,709
Total net reserves	113,569	117,801
Other:
Case reserves	36,094	12,010
IBNR reserves	130,105	51,613
Total net reserves	166,199	63,623
Total:
Case reserves	2,365,544	2,361,980
Additional case reserves	31,603	97,413
IBNR reserves	4,874,715	4,798,752
Total net reserves	$7,271,862	$7,258,145

At June 30, 2015 and December 31, 2014, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2015	December 31, 2014
Professional lines (1)	$1,419,778	$1,453,770
Construction and national accounts	843,289	806,007
Programs	688,042	669,601
Excess and surplus casualty (2)	687,783	683,305
Property, energy, marine and aviation	355,763	407,730
Travel, accident and health	58,017	60,888
Lenders products	38,524	40,579
Other (3)	440,431	404,122
Total net reserves	$4,531,627	$4,526,002
_________________________________________________

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

At June 30, 2015 and December 31, 2014, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2015	December 31, 2014
Casualty (1)	$1,406,049	$1,432,203
Other specialty (2)	431,100	448,418
Property excluding property catastrophe (3)	325,147	346,610
Marine and aviation	145,921	139,318
Property catastrophe	100,476	128,436
Other (4)	51,774	55,734
Total net reserves	$2,460,467	$2,550,719
 _________________________________________________

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.

Mortgage Operations Supplemental Information

The mortgage segment’s insurance in force (“IIF”), which represents the aggregate dollar amount of each insured mortgage loan’s original principal balance, and risk in force (“RIF”), which represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued, were as follows for the preceding four quarters:

(U.S. Dollars in millions)	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Insurance In Force (IIF):
U.S. mortgage insurance	$24,175	41.6	$22,984	40.9	$22,402	47.1	$22,055	46.3
Mortgage reinsurance	19,245	33.1	20,262	36.1	20,772	43.7	21,097	44.3
Other (1)	14,734	25.3	12,944	23.0	4,400	9.2	4,464	9.4
Total	$58,154	100.0	$56,190	100.0	$47,574	100.0	$47,616	100.0

Risk In Force (RIF) (2):
U.S. mortgage insurance	$6,053	56.8	$5,733	54.3	$5,600	55.3	$5,506	54.4
Mortgage reinsurance	3,923	36.8	4,209	39.9	4,393	43.4	4,483	44.3
Other (1)	684	6.4	619	5.9	136	1.3	136	1.3
Total	$10,660	100.0	$10,561	100.0	$10,129	100.0	$10,125	100.0

Ending number of policies in force	137,724		133,079		131,111		129,665
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

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to RIF:

(U.S. Dollars in millions)	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Total RIF by credit quality (FICO):
>=740	$3,238	53.5	$3,009	52.5	$2,917	52.1	$2,864	52.0
680-739	1,994	32.9	1,895	33.1	1,846	33.0	1,803	32.7
620-679	696	11.5	698	12.2	700	12.5	694	12.6
<620	125	2.1	131	2.3	137	2.4	145	2.6
Total	$6,053	100.0	$5,733	100.0	$5,600	100.0	$5,506	100.0
Weighted average FICO score	735		734		733		733

Total RIF by Loan-To-Value (LTV):
95.01% and above	$1,093	18.1	$1,102	19.2	$1,123	20.1	$1,139	20.7
90.01% to 95.00%	2,959	48.9	2,742	47.8	2,652	47.4	2,558	46.5
85.01% to 90.00%	1,685	27.8	1,590	27.7	1,552	27.7	1,544	28.0
85.00% and below	316	5.2	299	5.2	273	4.9	265	4.8
Total	$6,053	100.0	$5,733	100.0	$5,600	100.0	$5,506	100.0
Weighted average LTV	93.2%		93.3%		93.4%		93.4%

Total RIF by State:
Wisconsin	$554	9.2	$536	9.3	$538	9.6	$532	9.7
California	527	8.7	492	8.6	480	8.6	474	8.6
Texas	325	5.4	307	5.4	302	5.4	293	5.3
Florida	297	4.9	280	4.9	273	4.9	271	4.9
Minnesota	291	4.8	278	4.8	274	4.9	271	4.9
Washington	243	4.0	234	4.1	232	4.1	231	4.2
Massachusetts	217	3.6	213	3.7	210	3.8	209	3.8
Virginia	215	3.6	206	3.6	200	3.6	196	3.6
Alaska	208	3.4	209	3.6	209	3.7	207	3.8
Michigan	200	3.3	186	3.2	181	3.2	176	3.2
Others	2,976	49.2	2,792	48.7	2,701	48.2	2,646	48.1
Total	$6,053	100.0	$5,733	100.0	$5,600	100.0	$5,506	100.0

Weighted average coverage (1)	25.0%		24.9%		25.0%		25.0%
Analysts’ persistency (2)	78.2%		79.6%		80.9%		81.2%
Risk-to-capital ratio (3)	9.7:1		9.3:1		9.5:1		9.3:1
_________________________________________________

(1)	Represents the end of period RIF divided by end of period IIF.

(2)	Represents the percentage of IIF at the beginning of a 12-month period that remained in force at the end of the period.

(3)	Represents total current (non-delinquent) RIF, net of reinsurance, divided by total statutory capital. Ratio calculated for Arch MI U.S. only (estimate for June 30, 2015).

The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to insured loans and loss metrics:

(U.S. Dollars in thousands, except loan count)	Three Months Ended				Six Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2015
Rollforward of insured loans in default:
Beginning delinquent number of loans	3,006	3,474	3,625	3,641	3,474
Plus: new notices	1,145	1,190	1,402	1,553	2,335
Less: cures	(1,011)	(1,376)	(1,202)	(1,168)	(2,387)
Less: paid claims	(292)	(288)	(351)	(397)	(580)
Less: delinquent rescissions and denials	2	6	—	(4)	8
Ending delinquent number of loans	2,850	3,006	3,474	3,625	2,850

Ending percentage of loans in default	2.1%	2.3%	2.6%	2.8%

Losses:
Number of claims paid	292	288	351	397	580
Total paid claims	$12,672	$12,180	$15,358	$17,093	$24,852
Average per claim	$43.4	$42.3	$43.8	$43.1	$42.8
Severity (1)	97.0%	97.1%	99.2%	93.7%	97.1%
Average reserve per default	$32.9	$33.1	$27.5	$27.1
_________________________________________________
(1)    Represents total paid claims divided by RIF of loans for which claims were paid.

Shareholders’ Equity and Book Value per Common Share

Total shareholders’ equity available to Arch was $6.14 billion at June 30, 2015, compared to $6.13 billion at December 31, 2014. The increase was primarily attributable to net income, reflecting contributions from both underwriting and investing activities, largely offset by share purchases.

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	June 30, 2015	December 31, 2014
Calculation of book value per common share:
Total shareholders’ equity available to Arch	$6,137,515	$6,130,053
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity available to Arch	$5,812,515	$5,805,053
Common shares outstanding, net of treasury shares (1)	122,403,909	127,367,934
Book value per common share	$47.49	$45.58
_________________________________________________

(1)	Excludes the effects of 7,913,680 and 7,804,033 stock options and 438,155 and 447,073 restricted stock units outstanding at June 30, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $11.3 million at June 30, 2015, compared to $3.3 million at December 31, 2014. During 2015, ACGL received dividends of $410.3 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.

The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain statutory capital (i.e., the amount by which the value of its statutory assets exceed its statutory liabilities) equal to or in excess of its minimum solvency margin equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), (3) 15% of net aggregated losses and loss expense provisions and other insurance reserves and (4) 25% of its enhanced capital requirement (“ECR”) as reported at the end of the relevant year. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its ECR, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its ECR which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2014, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.40 billion ($2.36 billion at December 31, 2013) and statutory capital and surplus of $5.42 billion ($5.42 billion at December 31, 2013), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $945.4 million to ACGL during the remainder of 2015 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2014.

Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly-owned subsidiary of ACGL. During 2015, Arch-U.S. received dividends of $25 million from Arch Re U.S. Arch Re U.S. can declare a maximum of approximately $85 million of dividends during the remainder of 2015 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of the $85 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment; or (2) the Commissioner shall have approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Arch MI U.S. is currently approved by the GSEs as an eligible mortgage insurer. In addition to existing eligibility requirements applicable to all eligible mortgage insurers, the GSEs imposed conditions in connection with their approvals of Arch MI U.S. as a qualified mortgage insurer. These conditions require, among other things, that Arch MI U.S.: (i) maintain minimum capital funding of $400 million which may consist of statutory capital (policyholders’ surplus plus contingency reserves), dedicated reinsurance trust assets for any primary business reinsured and a value for purchased technology assets; (ii) maintain minimum statutory capital (defined as policyholders’ surplus plus contingency reserves) of no less than $260 million; (iii) maintain a risk-to-capital ratio of no greater than 18 to 1; and (iv) refrain from paying dividends to affiliates for three years commencing February 2014. On December 31, 2015, these requirements will be superceded by the GSEs’ revised private mortgage insurer eligibility requirements discussed below.
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

Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At June 30, 2015 and December 31, 2014, such amounts approximated $5.16 billion and $5.52 billion, respectively.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Six Months Ended
	June 30,
	2015	2014
Total cash provided by (used for):
Operating activities	$385,199	$453,063
Investing activities	(39,154)	(952,067)
Financing activities	(306,634)	988,877
Effects of exchange rate changes on foreign currency cash	(39)	2,513
Increase (decrease) in cash	$39,372	$492,386

•
Cash provided by operating activities for the six months ended June 30, 2015 was lower than in the 2014 period. The decrease in operating cash flows reflected an increase in outflows related to claim payments, including amounts which are reimbursable from insureds, reinsurers and others. For the six months ended June 30, 2015, net outflows to Watford Re on affiliated transactions increased compared to the 2014 period. Excluding Watford Re’s operating cash flows, our cash flow from operating activities was $247.4 million, compared to $451.6 million.

•
Cash used for investing activities for the six months ended June 30, 2015 was lower than in the 2014 period. Activity for the six months ended June 30, 2015 reflected proceeds from sales of investments to fund our share repurchase program, while the 2014 period reflected the initial investing activity of Watford Re along with funds used in connection with our acquisition of Arch MI U.S.

•
Cash used for financing activities for the six months ended June 30, 2015 primarily reflects $361.9 million of repurchases under our share repurchase program, while cash provided by financing activities in the 2014 period reflected the capital raising of Watford Re.

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

Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other investments and our investments in Watford Re may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values.

At June 30, 2015, total investable assets of $15.85 billion included $14.51 billion managed by Arch and $1.34 billion included in the ‘other’ segment (i.e., attributable to Watford Re). The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Our unfunded investment commitments totaled approximately $1.12 billion at June 30, 2015.

Changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of June 30, 2015 included $230.4 million of securities issued and/or guaranteed by Eurozone governments at fair value, $1.90 billion of obligations of the U.S. government and government agencies at fair value and $1.76 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2014 Form 10-K for a discussion of other risks relating to our business and investment portfolio.

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

On April 17, 2015, Fannie Mae and Freddie Mac (the GSEs) issued revised requirements for private mortgage insurers, including Arch MI U.S. These revised Private Mortgage Insurer Eligibility Requirements (“PMIERs”) are effective December 31, 2015. Proposed PMIERs had been released for public comment by the Federal Housing Finance Agency in July 2014. The revised PMIERs establish new standards that mortgage insurers must meet in order to insure loans sold to or guaranteed by the GSEs. The PMIERs’ financial requirements are based in part on a risk-based, required assets model and employ a grid approach based upon a number of factors, including vintage (origination year), original loan-to-value and original credit score of performing loans and the delinquency status of non-performing loans. No later than March 1, 2016, mortgage insurers must certify to the GSEs that they meet all of the requirements of the PMIERs or identify specific requirements that they do not meet. If a mortgage insurer is unable to meet the financial requirements of the PMIERs, it must submit by March 31, 2016 a transition plan to the GSEs for their review and approval. Mortgage insurers that have not met the financial requirements of the PMIERs by June 30, 2017 will be subject to remediation actions by the GSEs. The available assets required to satisfy the revised financial requirements of the PMIERs at any point in time will be affected by many factors, including macro-economic conditions, the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable point in time, and the amount of ceded risk that may be deducted by Arch MI U.S. in its calculation of “minimum required assets.” Based upon our interpretation of the revised PMIERs and Arch MI U.S.’s mortgage insurance portfolio and balance sheet as of June 30, 2015, we believe that Arch MI U.S. currently satisfies the PMIERs’ financial requirements.

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

Pursuant to our 2014 acquisition of CMG Mortgage Insurance Company and its affiliated mortgage insurance companies (the “CMG Entities”), we are required to make contingent consideration payments based on the closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million over the earn-out period (or 150% of the closing book value of the CMG Entities less amounts paid at closing). To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by us, no additional payments would be due.

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

The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program through June 30, 2015, ACGL has repurchased 124.0 million common shares for an aggregate purchase price of $3.60 billion. At June 30, 2015, approximately $525.3 million of share repurchases were available under the program. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2016. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

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

In June 2014, we entered into a five-year agreement for a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility. Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing $100 million of unsecured letters of credit as part of the unsecured revolving loan. In addition, we have access to secured letter of credit facilities of approximately $229.4 million, which are available on a limited basis and for limited purposes. Refer to note 9, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.

In March 2015, ACGL and Arch-U.S. filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

At June 30, 2015, total capital available to Arch of $7.03 billion consisted of $791.2 million of senior notes, representing 11.3% of the total, $100.0 million of revolving credit agreement borrowings due in June 2019, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.81 billion, representing 82.7% of the total. At December 31, 2014, total capital available to Arch of $7.02 billion consisted of $791.1 million of senior notes, representing 11.3% of the total, $100.0 million of revolving credit agreement borrowings due in August 2014, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.81 billion, representing 82.7% of the total.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Form 10-K.

Market Sensitive Instruments and Risk Management

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2015. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. An analysis of material changes in market risk exposures at June 30, 2015 that affect the quantitative and qualitative disclosures presented in our 2014 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:

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

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
June 30, 2015
Total fair value	$15,066.9	$14,845.0	$14,627.2	$14,399.0	$14,181.9
Change from base	3.01%	1.49%		(1.56)%	(3.04)%
Change in unrealized value	$439.7	$217.8		$(228.2)	$(445.3)

December 31, 2014
Total fair value	$14,753.8	$14,523.4	$14,292.1	$14,067.5	$13,850.4
Change from base	3.23%	1.62%		(1.57)%	(3.09)%
Change in unrealized value	$461.7	$231.3		$(224.6)	$(441.7)

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

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities (including amounts attributable to the ‘other’ segment):

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	—	+50	+100
June 30, 2015
Total fair value	$15,041.1	$14,833.9	$14,627.2	$14,421.1	$14,215.8
Change from base	2.83%	1.41%		(1.41)%	(2.81)%
Change in unrealized value	$413.9	$206.7		$(206.1)	$(411.4)

December 31, 2014
Total fair value	$14,572.5	$14,446.9	$14,292.1	$14,151.2	$14,012.8
Change from base	1.96%	1.08%		(0.99)%	(1.95)%
Change in unrealized value	$280.4	$154.8		$(140.9)	$(279.3)

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2015, our portfolio’s VaR was estimated to be 3.00%, compared to an estimated 2.86% at December 31, 2014.

Certain Other Investments and Equity Securities. Our investment portfolio includes certain other investments which do not invest in fixed income securities along with equity holdings. At June 30, 2015 and December 31, 2014, the fair value of such investments totaled $701.9 million and $658.2 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $70.2 million and $65.8 million at June 30, 2015 and December 31, 2014, respectively, and would have decreased book value per common share by approximately $0.57 and $0.52, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $70.2 million and $65.8 million at June 30, 2015 and December 31, 2014, respectively, and would have increased book value per common share by approximately $0.57 and $0.52, respectively.

Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives. At June 30, 2015, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.65 billion, compared to $3.28 billion at December 31, 2014. If the underlying exposure of each investment-related derivative held at June 30, 2015 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $26.5 million, and a decrease in book value per common share of approximately $0.22 per share, compared to $32.8 million and $0.26 per share, respectively, on investment-related derivatives held at December 31, 2014. If the underlying exposure of each investment-related derivative held at June 30, 2015 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $26.5 million, and an increase in book value per common share of approximately $0.22 per share, compared to $32.8 million and $0.26 per share, respectively, on investment-related derivatives held at December 31, 2014.

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

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(79,399)	$35,372
Shareholders’ equity denominated in foreign currencies (1)	338,794	336,565
Net foreign currency forward contracts outstanding (2)	(120,054)	(308,149)
Net exposures denominated in foreign currencies	$139,341	$63,788

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(13,934)	$(6,379)
Book value per common share	$(0.11)	$(0.05)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$13,934	$6,379
Book value per common share	$0.11	$0.05
_________________________________________________

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts in U.S. Dollars.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2015;

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

Other Financial Information

The consolidated financial statements as of June 30, 2015 and for the three month and six month periods ended June 30, 2015 and 2014 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 7, 2015) is included on page 2. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2015, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares for the 2015 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2015 - 4/30/2015	377,572	$61.50	376,778	$701,071
5/1/2015 - 5/31/2015	1,955,503	62.33	1,824,129	$587,429
6/1/2015 - 6/30/2015	971,579	64.42	965,068	$525,263
Total	3,304,654	$62.85	3,165,975	$525,263
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

(2)
Remaining amount available at June 30, 2015 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2016.

Item 5.  Other Information

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2015 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 7, 2015 grants
10.2
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2015 grants

10.3	Non-Qualified Stock Option Agreement with Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2015 grants
10.4	Restricted Share Unit Agreement, dated as of May 13, 2015, between Arch Capital Group Ltd. and David McElroy
10.5	Arch Capital Group Ltd. 2015 Long Term Incentive and Share Award Plan*
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

* Filed as an exhibit to our Definitive Proxy Statement, as filed with the SEC on March 26, 2015, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: August 7, 2015	Constantine Iordanou
President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: August 7, 2015	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by the Non-Employee Directors of Arch Capital Group Ltd. for May 7, 2015 grants
10.2
Restricted Share Agreement with Arch Capital Group Ltd. substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2015 grants

10.3	Non-Qualified Stock Option Agreement with Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2015 grants
10.4	Restricted Share Unit Agreement, dated as of May 13, 2015, between Arch Capital Group Ltd. and David McElroy
10.5	Arch Capital Group Ltd. 2015 Long Term Incentive and Share Award Plan*
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

* Filed as an exhibit to our Definitive Proxy Statement, as filed with the SEC on March 26, 2015, and incorporated by reference.