Form 10-K
period 2015-12-31
ARCH CAPITAL GROUP LTD.
filed 2016-02-26
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended December 31, 2015	Commission File No. 0-26456
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road, Pembroke HM 08, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0033 par value per share	NASDAQ Stock Market (Common Shares)
6.75% Non-Cumulative Preferred Shares, Series C, $0.01 par value per share	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7.89 billion.

As of February 23, 2016, there were 122,078,177 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before April 30, 2016.

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

•	competition, including increased competition, on the basis of pricing, capacity (including alternative sources of capital), coverage terms, or other factors;

•	developments in the world’s financial and capital markets and our access to such markets;

•	our ability to successfully enhance, integrate and maintain operating procedures (including information technology) to effectively support our current and new business;

•	the loss of key personnel;

•	the integration of businesses we have acquired or may acquire into our existing operations;

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2015;

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
OUR COMPANY
General
Arch Capital Group Ltd. is a Bermuda public limited liability company with $7.10 billion in capital at December 31, 2015 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Dubai, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2015, we wrote $3.35 billion of net premiums and reported net income available to Arch common shareholders of $515.8 million. Book value per common share was $47.95 at December 31, 2015, compared to $45.58 per share at December 31, 2014.
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
Our History
Our current operations were built on an existing underwriting platform through an underwriting initiative in October 2001 to meet current and future demand in the global insurance and reinsurance markets. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the global insurance and reinsurance markets.
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
Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in November 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. We formed Arch Reinsurance Europe Designated Activity Company (formerly Arch Reinsurance Underwriting Europe Limited and referred to as “Arch Re Europe”), our Ireland-based reinsurance company, in 2008. In 2011, we launched treaty operations in

Canada and in April 2012 we acquired the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. (“Ariel Re”). In May 2015, we obtained complete ownership and effective control of Gulf Reinsurance Limited, previously a joint venture. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage group includes the results of Arch Mortgage Insurance Company (“Arch MI U.S.”) and Arch Mortgage Insurance Designated Activity Company (formerly Arch Mortgage Insurance Limited and referred to as “Arch MI Europe”), leading providers of mortgage insurance products and services to the U.S. and European markets, respectively. Arch MI U.S. is approved as an eligible mortgage insurer by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.” The mortgage segment also includes GSE credit risk-sharing transactions and mortgage reinsurance for the U.S. and Australian markets. See “Operations—Mortgage Operations” for further details on our mortgage operations.
On March 20, 2014, we acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity for $100 million. Watford Holdings Ltd. is the parent of Watford Re Ltd., a then newly-formed multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford Re”). Watford Re raised approximately $1.1 billion of capital. We serve as Watford Re’s reinsurance underwriting manager and Highbridge Principal Strategies, LLC (“Highbridge”), a subsidiary of JPMorgan Chase & Co., manages Watford Re’s investment assets, each under separate long term services agreements. The results of Watford Re are included in our consolidated financial statements. See “Operations—Other Operations” for further details on Watford Re.
The growth of our underwriting platforms was supported through the net proceeds of: (1) an equity capital infusion of $763 million led by funds affiliated with Warburg Pincus LLC and Hellman & Friedman LLC in late 2001; (2) a public offering of 7.5 million of our common shares with net proceeds of $179 million in April 2002; (3) the exercise of class A warrants by our principal shareholders and other investors in September 2002, which provided net proceeds of $74 million; (4) a March 2004 public offering of 4.7 million of our common shares with net proceeds of $179 million; (5) a May 2004 public offering of $300 million principal amount of our 7.35% senior notes due May 2034; (6) a February 2006 public offering of $200 million of our 8.00% series A non-cumulative preferred shares; (7) a May 2006 public offering of $125 million of our 7.875% series B non-cumulative preferred shares; (8) an April 2012 public offering of $325 million of our 6.75% series C non-cumulative preferred shares which was used to redeem all series A and series B preferred shares; and (9) a December 2013 public offering of $500 million principal amount of 5.144% senior notes due November 1, 2043 by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly owned subsidiary of ACGL, and fully and unconditionally guaranteed by ACGL.
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions. Since the inception of the share repurchase program in February 2007 through December 31, 2015, ACGL has repurchased 124.1 million common shares for an aggregate purchase price of $3.61 billion. At December 31, 2015, the total remaining authorization under the share repurchase program was $521.8 million.
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
Insurance Operations
Our insurance operations are conducted in Bermuda, the United States, Europe, Canada, Australia and South Africa. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, and Alternative Re Limited.
In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch Indemnity and Arch E&S. Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity is an admitted insurer in 49 states and the District of Columbia. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an authorized insurer in one state. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) is in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including four regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York and San Francisco, California and additional branch offices.
Our insurance operations in Canada are conducted through Arch Insurance Canada, a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario with other regional offices in Canada. Our insurance operations in Europe are conducted on two platforms, Arch Insurance Company Europe and Arch Syndicate 2012 (the U.K. insurance operations are collectively referred to as “Arch Insurance Europe”). Arch Insurance Europe conducts its operations from London, England. Arch Insurance Company Europe is approved as an excess and surplus lines insurer in 27 states and the District of Columbia and also has branches in Germany, Italy, Spain and Sweden. Arch Underwriting at Lloyd’s Ltd (“AUAL”) is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate 2012. Arch Syndicate 2012 has enhanced our underwriting platform by providing us with access to Lloyd’s extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, and Arch Underwriting Managers at Lloyd’s (South Africa) (Pty) Limited, based in Johannesburg, South Africa, are Lloyd’s services companies which underwrite exclusively for Arch Syndicate 2012. Arch Underwriting Agency (Australia) Pty. Ltd. is an Australian agency which also underwrites for Arch Syndicate 2012 and third parties.
As of February 23, 2016, our insurance group had approximately 1,310 employees.
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

Underwriting Philosophy. Our insurance group’s underwriting philosophy is to generate an underwriting profit (on both a gross and net basis) through prudent risk selection and proper pricing across all types of business. One key to this philosophy is the adherence to uniform underwriting standards across each product line that focuses on the following:

•	risk selection;

•	desired attachment point;

•	limits and retention management;

•	due diligence, including financial condition, claims history, management, and product, class and territorial exposure;

•	underwriting authority and appropriate approvals; and

•	collaborative decision making.

Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our insurance group:

	Year Ended December 31,
INSURANCE SEGMENT	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Professional lines	$434,024	21	$476,604	22	$476,193	24
Programs	423,157	21	480,580	22	419,673	22
Construction and national accounts	299,463	15	286,994	13	271,110	14
Excess and surplus casualty	204,856	10	212,519	10	149,286	8
Property, energy, marine and aviation	203,186	10	244,640	11	280,551	14
Travel, accident and health	160,132	8	145,732	7	104,903	5
Lenders products	106,916	5	100,407	5	101,576	5
Other	213,937	11	199,178	9	145,504	8
Total	$2,045,671	100	$2,146,654	100	$1,948,796	100

Net premiums written by client location
United States	$1,710,918	84	$1,726,181	80	$1,526,156	78
Europe	187,020	9	240,136	11	226,254	12
Asia and Pacific	64,638	3	79,564	4	95,970	5
Other	83,095	4	100,773	5	100,416	5
Total	$2,045,671	100	$2,146,654	100	$1,948,796	100

Net premiums written by underwriting location
United States	$1,673,867	82	$1,688,887	79	$1,478,930	76
Europe	317,998	16	394,430	18	389,763	20
Other	53,806	3	63,337	3	80,103	4
Total	$2,045,671	100	$2,146,654	100	$1,948,796	100
Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provided for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.” For information on major brokers, see note 15, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.
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
Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S., Arch Re Europe and Gulf Reinsurance Limited. Arch Re Bermuda is a registered Class 4 insurer and long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and the provinces of Ontario and Quebec in Canada with its principal U.S. offices in Morristown, New Jersey. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. The property facultative reinsurance operations have offices throughout the U.S., Canada and in Europe. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices in Zurich and London.
In May 2008, we provided $100.0 million of funding to Gulf Reinsurance Limited, a wholly owned subsidiary of Gulf Re Holdings Limited (collectively, “Gulf Re”), pursuant to the joint venture agreement with Gulf Investment Corporation GSC (“GIC”). Under the agreement, Arch Re Bermuda and GIC each owned 50% of Gulf Re. Gulf Re provides property and casualty reinsurance primarily in the member states of the Gulf Cooperation Council, which include Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. We entered into a number of strategic initiatives related to Gulf Re in the 2014 fourth quarter, including an agreement to acquire complete ownership and effective control of Gulf Re. Such agreement was approved by the Dubai Financial Services Authority in April 2015 and the transaction closed on May 14, 2015. GIC will continue to participate equally with us in the financial results of Gulf Re and have the ability to purchase shares in Gulf Re over the next seven years.
In October 2008, Arch Re Europe was licensed and authorized as a non-life reinsurer and as a life reinsurer in November 2009. In April 2012, we acquired the credit and surety reinsurance operations of Ariel Re based in Zurich, Switzerland. Treaty operations in Canada commenced in 2011 and, beginning in 2015, the business is written through the Canadian branch of Arch Re U.S. (“Arch Re Canada”).
As of February 23, 2016, our reinsurance group had approximately 280 employees.
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

•
Maintain flexibility and respond to changing market conditions. Our reinsurance group’s organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing platforms in Bermuda, the U.S., Europe, Dubai and Canada, broad underwriting expertise and substantial capital facilitate adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.

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

•
Other specialty: provides coverage to ceding company clients for non-excess motor, including U.K. business primarily emanating from two clients, and other lines including surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and political risk.

•
Property catastrophe: provides protection for most catastrophic losses that are covered in the underlying policies written by reinsureds, including hurricane, earthquake, flood, tornado, hail and fire, and coverage for other perils on a case-by-case basis. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence or an aggregation of losses from a covered peril exceed the retention specified in the contract.

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

•	historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages;

•	projections of future loss frequency and severity; and

•	the perceived financial strength of the cedent.
Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our reinsurance group:

	Year Ended December 31,
REINSURANCE SEGMENT	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written
Casualty	$303,093	29	$317,996	25	$306,304	23
Other specialty	298,794	29	405,126	32	417,865	32
Property excluding property catastrophe	280,511	27	343,043	27	292,536	22
Property catastrophe	91,620	9	137,471	11	220,749	17
Marine and aviation	50,834	5	50,444	4	64,380	5
Other	13,556	1	11,911	1	11,167	1
Total	$1,038,408	100	$1,265,991	100	$1,313,001	100

Net premiums written by client location
United States	$470,484	45	$589,255	47	$706,388	54
Europe	307,165	30	355,735	28	327,059	25
Asia and Pacific	94,609	9	142,626	11	94,252	7
Bermuda	80,888	8	77,620	6	87,047	7
Other	85,262	8	100,755	8	98,255	7
Total	$1,038,408	100	$1,265,991	100	$1,313,001	100

Net premiums written by underwriting location
Bermuda	$281,985	27	$394,351	31	$459,467	35
United States	439,190	42	492,891	39	507,183	39
Europe	298,790	29	343,823	27	309,129	24
Other	18,443	2	34,926	3	37,222	3
Total	$1,038,408	100	$1,265,991	100	$1,313,001	100
Marketing. Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 15, “Commitments and Contingencies—Concentrations of Credit Risk,” of the notes accompanying our consolidated financial statements.
Risk Management and Retrocession. Our reinsurance group currently purchases a combination of per event excess of loss, per risk excess of loss, proportional retrocessional agreements and other structures that are available in the market.

Such arrangements reduce the effect of individual or aggregate losses on, and in certain cases may also increase the underwriting capacity of, our reinsurance group. Our reinsurance group will continue to evaluate its retrocessional requirements based on its net appetite for risk. See note 7, “Reinsurance,” of the notes accompanying our consolidated financial statements.
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
Mortgage Operations
Our mortgage group includes direct mortgage insurance in the United States primarily provided by Arch MI U.S. and through an affiliate of Arch MI U.S., Arch Mortgage Guaranty Company; mortgage reinsurance provided primarily by Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe provided by Arch MI Europe; and various GSE credit risk-sharing products provided primarily by Arch Re Bermuda.
On January 30, 2014, we completed the acquisition of CMG Mortgage Insurance Company from its owners, PMI Mortgage Insurance Co., in Rehabilitation (“PMI”) and CMFG Life Insurance Company (“CUNA Mutual”) and acquired PMI’s mortgage insurance platform and related assets. CMG Mortgage Insurance Company was renamed “Arch Mortgage Insurance Company” (Arch MI U.S.) and entered the U.S. mortgage insurance marketplace in 2014. Arch MI U.S., based in Walnut Creek, California, is licensed and operates in all 50 states, the District of Columbia and Puerto Rico. It has been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac, each a GSE, subject to maintaining certain ongoing requirements.
In addition, Arch Mortgage Guaranty Company, an affiliate of Arch MI U.S., offers direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations. Arch Mortgage Guaranty Company is licensed in all states. Arch Mortgage Guaranty Company insures mortgages that are not intended to be sold to the GSEs, and it is therefore not approved by either GSE as an eligible mortgage insurer.
Arch MI Europe was licensed and authorized by the Central Bank of Ireland (“CBOI”) in 2011 to operate on a pan-European basis under the European Freedom of Services Act. Arch MI Europe is headquartered in Dublin, Ireland. Arch Underwriters Europe Limited (“Arch Underwriters Europe”), an Ireland company, acts on behalf of Arch MI Europe and has branch offices in Italy, Switzerland and the U.K.
As of February 23, 2016, our mortgage group had approximately 350 employees.

Strategy. The mortgage insurance market operates on its own distinct underwriting cycle, with demand driven mainly by the housing market and general economic conditions. As a result, the creation of the mortgage group provides us with a more diverse revenue stream. Our mortgage group’s strategy is to capitalize on its financial capacity, the mortgage insurance technology platform of Arch MI U.S. and its experienced management and operational flexibility to offer mortgage insurance, reinsurance and other risk-sharing products in the United States and around the world. Our mortgage group’s operating principles and goals are to:

•
Expand Arch MI U.S.’s business. Prior to its acquisition, Arch MI U.S. was the leading provider of mortgage insurance products and services to credit unions in the U.S. and was approved by the GSEs as an eligible mortgage insurer solely for credit union customers. Our mortgage group’s strategy is to continue to broaden Arch MI U.S.’s customer base to national and regional banks and mortgage originators, while maintaining and increasing Arch MI U.S.’s share of the mortgage insurance credit union market.

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

Our mortgage group focuses on the following areas:

•
Direct mortgage insurance in the United States. Under their monoline insurance licenses, Arch MI U.S. and Arch Mortgage Guaranty Company may only offer private mortgage insurance covering first lien, one-to-four family residential mortgages. Nearly all of Arch MI U.S.’s mortgage insurance written provides first loss protection on loans originated by mortgage lenders and sold to the GSEs. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the principal balance of the mortgage is in excess of 80% of the value of the property securing the mortgage unless the excess portion of the mortgage is protected against default by lender recourse, participation or by a qualified insurer. As a result, such “high loan-to-value mortgages” purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance.

Mortgage insurance protects the insured lender, investor or GSE against loss in the event of a borrower’s default. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides. Our primary U.S. mortgage insurance policies predominantly cover individual loans at the time the loan is originated. We also may enter into insurance transactions with lenders and investors, under which we insure a portfolio of loans at or after origination. In the future, Arch MI U.S. or Arch Mortgage Guaranty Company may offer mortgage insurance on a “pool” basis. Under pool insurance, the mortgage insurer provides coverage on a group of specified loans, typically for 100% of all contractual or policy-defined losses on every loan in the portfolio, subject to an agreed aggregate loss limit.

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

•
Other credit risk-sharing products. In addition to providing traditional mortgage insurance and reinsurance, we offer various credit risk-sharing products to government agencies and mortgage lenders. The GSEs have reduced their exposure to mortgage risk and continue to shift more of it to the private sector, creating opportunities for insurers like Arch. In 2013, Arch Re Bermuda became the first (re)insurance company to participate in Freddie Mac’s program to transfer certain credit risk in its single-family portfolio to the private sector.

Underwriting Philosophy. Our mortgage group believes in a disciplined, analytical approach to underwriting mortgage risks by utilizing proprietary and third party models to forecast delinquency and future home price movements with the goal of ensuring that premiums are adequate for the risk being insured. Experienced actuaries and statistical modelers are engaged in analytics to inform the underwriting process. As part of the underwriting process, our mortgage group typically assesses a variety of factors, including the:

•	ability and willingness of the mortgage borrower to pay its obligations under the mortgage loan being insured;

•	characteristics of the mortgage loan being insured and value of the collateral securing the mortgage loan;

•	financial strength, quality of operations and reputation of the lender originating the mortgage loan;

•	expected future home price movements which vary by geography;

•	projections of future loss frequency and severity; and

•	adequacy of premium rates.
Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our mortgage group:

	Year Ended December 31,
MORTGAGE SEGMENT	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net premiums written by client location
United States	$193,617	72	$184,333	90	$63,692	71
Other	73,876	28	20,504	10	25,878	29
Total	$267,493	100	$204,837	100	$89,570	100

Net premiums written by underwriting location
United States	$125,317	47	$98,809	48	$—	—
Other	142,176	53	106,028	52	89,570	100
Total	$267,493	100	$204,837	100	$89,570	100
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
Other Operations
In 2014 we sponsored, along with Highbridge, Watford Re, a new property and casualty reinsurer for which we perform underwriting services and Highbridge manages the investments, each under a long term services agreement. Watford Re’s strategy is to combine a diversified reinsurance business with a disciplined investment strategy comprised primarily of non-investment grade credit assets. Watford Re believes this combination will enable it to generate attractive risk-adjusted returns for its shareholders over the long term. Watford Re has its own management and board of directors and is responsible for the overall profitability of its results. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford Re. In addition, Marc Grandisson, President and COO of ACGL, and Nicolas Papadopoulo, CEO Reinsurance Group, were appointed as two of the five members of the board of directors of Watford Re. We invested $100.0 million to acquire approximately 11% of Watford Re’s common equity and a warrant to purchase additional common equity. We performed an analysis of Watford Re and concluded that Watford Re is a variable interest entity and that we are the primary beneficiary of Watford Re. As such, 100% of the results of Watford Re are included in our consolidated financial statements.
Employees
As of February 23, 2016, ACGL and its subsidiaries employed approximately 2,030 full-time employees.
Reserves
Reserve estimates are derived after extensive consultation with individual underwriters and claims professionals, actuarial analysis of the loss reserve development and comparison with industry benchmarks. Our reserves are established and reviewed by experienced internal actuaries. Generally, reserves are established without regard to whether we may subsequently contest the claim. We do not currently discount our loss reserves except for excess workers’ compensation and employers’ liability loss reserves in our insurance operations.

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

The table below represents the development of consolidated loss reserves as determined under accounting principles generally accepted in the United States of America (“GAAP”) for 2005 through 2015:

Development of GAAP Reserves
Cumulative Redundancy (Deficiency)

(U.S. dollars in millions)	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserve for losses and loss adjustment expenses, net of reinsurance recoverables	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104	$7,076	$7,258	$7,296

Cumulative net paid losses as of:
One year later	745	843	954	1,167	1,106	1,127	1,169	1,351	1,300	1,454
Two years later	1,332	1,486	1,817	2,114	1,943	1,938	2,096	2,353	2,313
Three years later	1,688	2,040	2,308	2,768	2,561	2,613	2,845	3,118
Four years later	1,993	2,375	2,755	3,222	3,070	3,128	3,363
Five years later	2,249	2,680	3,023	3,596	3,469	3,491
Six years later	2,447	2,867	3,254	3,871	3,761
Seven years later	2,603	3,005	3,429	4,083
Eight years later	2,684	3,123	3,577
Nine years later	2,767	3,250
Ten years later	2,842

Net re-estimated reserve as of:
One year later	3,986	4,726	5,173	5,749	6,067	6,110	6,416	6,840	6,749	6,973
Two years later	3,809	4,387	4,959	5,620	5,826	5,927	6,160	6,540	6,479
Three years later	3,541	4,164	4,849	5,466	5,711	5,748	5,930	6,303
Four years later	3,381	4,107	4,740	5,403	5,570	5,567	5,739
Five years later	3,359	4,026	4,680	5,308	5,439	5,406
Six years later	3,301	3,989	4,604	5,200	5,313
Seven years later	3,327	3,944	4,508	5,112
Eight years later	3,280	3,860	4,452
Nine years later	3,237	3,816
Ten years later	3,200

Cumulative net redundancy	$863	$1,095	$1,031	$826	$901	$989	$899	$801	$597	$285

Cumulative net redundancy as a percentage of net reserves	21.2%	22.3%	18.8%	13.9%	14.5%	15.5%	13.5%	11.3%	8.4%	3.9%
Gross reserve for losses and loss adjustment expenses	$5,453	$6,463	$7,092	$7,667	$7,873	$8,098	$8,456	$8,933	$8,824	$9,036	$9,125
Reinsurance recoverable	(1,390)	(1,552)	(1,609)	(1,729)	(1,659)	(1,703)	(1,818)	(1,829)	(1,748)	(1,778)	(1,829)
Net reserve for losses and loss adjustment expenses	$4,063	$4,911	$5,483	$5,938	$6,214	$6,395	$6,638	$7,104	$7,076	$7,258	$7,296

Gross re-estimated reserve	$4,482	$5,119	$5,839	$6,554	$6,719	$6,794	$7,250	$8,037	$8,200	$8,786
Re-estimated reinsurance recoverable	(1,282)	(1,303)	(1,387)	(1,442)	(1,406)	(1,388)	(1,511)	(1,734)	(1,721)	(1,813)
Net re-estimated reserve	3,200	3,816	4,452	5,112	5,313	5,406	5,739	6,303	6,479	6,973
Gross re-estimated redundancy	$971	$1,344	$1,253	$1,113	$1,154	$1,304	$1,206	$896	$624	$250
The preceding table does not present accident or policy year development data and, instead, presents an analysis of the claim development of gross and net balance sheet reserves existing at each calendar year-end in subsequent calendar years. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. The table also shows the cumulative amounts paid as of successive years with respect to that reserve liability. In addition, the table reflects the claim development of the gross balance sheet reserves for ending reserves at December 31, 2005 through December 31, 2015.
The following table represents an analysis of consolidated losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2015	2014	2013
Reserve for losses and loss adjustment expenses at beginning of year	$9,036,448	$8,824,696	$8,933,292
Unpaid losses and loss adjustment expenses recoverable	1,778,303	1,748,250	1,829,070
Net reserve for losses and loss adjustment expenses at beginning of year	7,258,145	7,076,446	7,104,222

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,336,026	2,246,152	1,943,466
Prior years	(285,123)	(326,902)	(264,042)
Total net incurred losses and loss adjustment expenses	2,050,903	1,919,250	1,679,424

Net losses and loss adjustment expense reserves of acquired business (1)	262	120,671	—

Foreign exchange (gains) losses	(143,653)	(160,486)	1,617

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(454,179)	(347,270)	(288,114)
Prior years	(1,415,065)	(1,350,466)	(1,420,703)
Total net paid losses and loss adjustment expenses	(1,869,244)	(1,697,736)	(1,708,817)

Net reserve for losses and loss adjustment expenses at end of year	7,296,413	7,258,145	7,076,446
Unpaid losses and loss adjustment expenses recoverable	1,828,837	1,778,303	1,748,250
Reserve for losses and loss adjustment expenses at end of year	$9,125,250	$9,036,448	$8,824,696

(1)	2014 amount relates to our acquisition of Arch MI U.S.

Our initial reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2015. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience. For additional information regarding the key underlying movements in our losses and loss adjustment expenses by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $1.87 billion at December 31, 2015. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

Investments
At December 31, 2015, total investable assets managed by Arch were $14.64 billion, excluding the $1.70 billion included in the ‘other’ segment (i.e., attributable to Watford Re). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets” and note 8, “Investment Information,” of the notes accompanying our financial statements.
The following table summarizes our invested assets:

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$10,459,353	71.4	$10,750,770	73.6
Fixed maturities, at fair value (3)	367,780	2.5	377,053	2.6
Fixed maturities pledged under securities lending agreements, at fair value	373,304	2.5	50,802	0.3
Total fixed maturities	11,200,437	76.5	11,178,625	76.6
Short-term investments available for sale, at fair value	587,904	4.0	797,226	5.5
Cash	444,776	3.0	474,247	3.2
Equity securities available for sale, at fair value	618,405	4.2	658,182	4.5
Equity securities, at fair value (3)	798	—	—	—
Equity securities pledged under securities lending agreements, at fair value	10,777	0.1	—	—
Other investments available for sale, at fair value	300,476	2.1	296,224	2.0
Other investments, at fair value (3)	908,809	6.2	878,774	6.0
Investments accounted for using the equity method (4)	592,973	4.0	349,014	2.4
Securities transactions entered into but not settled at the balance sheet date	(20,524)	(0.1)	(32,802)	(0.2)
Total investable assets managed by Arch	$14,644,831	100.0	$14,599,490	100.0

(1)	The table above excludes investable assets attributable to the ‘other’ segment. Such amounts are summarized as follows:

(U.S. dollars in thousands)	December 31, 2015	December 31, 2014

Investable assets in ‘other’ segment:
Cash	$108,550	$11,455
Investments accounted for using the fair value option	1,617,107	1,169,226
Securities sold but not yet purchased	(30,583)	—
Securities transactions entered into but not settled at the balance sheet date	1,033	(17,441)
Total investable assets included in ‘other’ segment	$1,696,107	$1,163,240

(2)	This table excludes the collateral received and reinvested and includes the fixed maturities and short-term investments pledged under securities lending agreements, at fair value.

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

Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. Our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of “AA” from S&P and “Aa2” from Moody’s Investors Service (“Moody’s”) at both December 31, 2015 and 2014. Our investment portfolio had an average effective duration of approximately 3.43 years and 3.34 years at December 31, 2015 and 2014, respectively. At December 31, 2015, 94.7% of our fixed maturities and fixed maturities pledged under securities lending agreements were rated investment grade, compared to 94.2% at December 31, 2014.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	December 31, 2015		December 31, 2014
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$3,060,869	27.3	$2,245,489	20.1
AAA	4,000,750	35.7	4,299,060	38.5
AA	1,651,760	14.7	1,917,392	17.2
A	1,431,138	12.8	1,739,922	15.6
BBB	457,251	4.1	339,395	3.0
BB	203,426	1.8	157,232	1.4
B	138,770	1.2	184,869	1.7
Lower than B	130,545	1.2	154,823	1.4
Not rated	125,928	1.1	140,443	1.3
Total	$11,200,437	100.0	$11,178,625	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Financial Measures—Total Return on Investments”). The following table summarizes the pre-tax total return (before investment expenses) of investment managed by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2015	0.41%	(0.38)%
Year Ended December 31, 2014	3.21%	2.58%
Year Ended December 31, 2013	1.28%	0.85%

(1)	Our investment expenses were approximately 0.35%, 0.28% and 0.26%, respectively, of average invested assets in 2015, 2014 and 2013.

Ratings
Our ability to underwrite business is affected by the quality of our claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the competitive positions of companies in our industry. We believe that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company (“A.M. Best”) maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). Moody’s maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (Not Prime). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). Fitch Ratings (“Fitch”) maintains a letter scale rating system ranging from “AAA” (Exceptionally Strong) to “C” (Distressed).
Our reinsurance subsidiaries, Arch Re U.S., Arch Re Bermuda and Arch Re Europe (S&P and Fitch only), and our principal insurance subsidiaries, Arch Insurance, Arch Specialty, Arch Indemnity (S&P, A.M. Best and Fitch only), Arch Insurance Company Europe and Arch Insurance Canada (S&P and A.M. Best only), each currently has a financial strength rating of “A+” (the second highest out of fifteen rating levels) with a stable outlook from A.M. Best, “A1” (the fifth highest out of 21 rating levels) with a stable outlook from Moody’s, “A+” (the fifth highest out of 21 rating levels) with a stable outlook from S&P, and “A+” (the fifth highest out of 24 rating levels) with a stable outlook from Fitch. Gulf Re currently has a financial strength rating of “A-” (the fourth highest out of fifteen rating levels) with a stable outlook from A.M. Best. Arch Syndicate 2012 operates with the Lloyd’s financial strength ratings of “A” (the third highest out of fifteen rating levels) with a stable outlook from A.M. Best, “A+” with a stable outlook from S&P and “A+” with a stable outlook from Fitch. Arch MI U.S., is rated “A-” (the seventh highest out of 21 rating levels) with a positive outlook by S&P and “Baa1” (the eighth highest out of 21 rating levels) by Moody’s with a stable outlook while Arch Mortgage Guaranty Company is rated “A3” (the seventh highest out of 21 rating levels) by Moody’s with a stable outlook. Arch MI Europe is rated “A+” (the fifth highest out of 21 rating levels) with a stable outlook from S&P.
ACGL has received counterparty (issuer) credit ratings of “A-” (seventh highest out of 21 rating levels) with a stable outlook from S&P and “A” (sixth highest out of 23 rating levels) with a stable outlook from Fitch. A counterparty credit rating provides an opinion on an issuer’s overall capacity and willingness to meet its financial commitments as they become due, but is not specific to a particular financial obligation.
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
In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including Alleghany Corporation, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., SCOR Global P&C, SCOR Global Life, Swiss Reinsurance Company, Third Point Reinsurance Ltd., Validus Holdings Ltd. and XL Group plc.
In our U.S. mortgage business, we compete with six active U.S. mortgage insurers, which include the mortgage insurance subsidiaries of Essent Group Ltd., Genworth Financial Inc., MGIC Investment Corporation, NMI Holdings Inc., Radian Group Inc. and United Guaranty Corporation. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, reputation, the strength of management, technology, and innovation in the delivery and servicing of insurance products. Arch MI U.S. and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”) and, to a lesser degree, the U.S. Department of Veterans Affairs (“VA”). The mortgage insurance industry’s business has been limited as a result of competition with the FHA, which substantially increased its market share beginning in 2008. In early 2015, the FHA reduced annual premium rates associated with its mortgage insurance program. Future changes to the FHA program may impact the demand for private mortgage insurance.
Arch MI U.S. and other private mortgage insurers increasingly compete with multi-line reinsurers and capital markets alternatives to private mortgage insurance. In 2015, the GSEs expanded their respective mortgage credit risk transfer (CRT) programs which generally did not include the purchase of private mortgage insurance from U.S. private mortgage insurers. Rather, these transactions led to increased opportunities for multiline property casualty reinsurance groups including, among others, PartnerRe Ltd., Transatlantic Reinsurance Company, Everest Re Group Ltd. and RenaissanceRe Holdings Ltd. along with capital markets participants. In April 2015, the GSEs published comprehensive, revised requirements for mortgage insurers to become and remain a GSE qualified mortgage insurer. These Private Mortgage Insurer Eligibility Requirements, or “PMIERs,” have increased business opportunities for reinsurers as various primary mortgage insurers use reinsurance as a form of capital relief. This has attracted additional reinsurers into the market and we are seeing increased competition as a result.
For other U.S. risk sharing products and non-U.S. mortgage insurance opportunities, we have also seen increased competition from well capitalized and highly rated multiline reinsurers. It is our expectation that the depth and capacity of competitors from this segment will continue to increase over the next several years as more credit risk is borne by private capital.
Enterprise Risk Management
Enterprise Risk Management (“ERM”) is a key element in our philosophy, strategy and culture. We employ an ERM framework that includes underwriting, reserving, investment, credit and operational risks. Risk appetite and exposure limits are set by our executive management team, reviewed with our board of directors and board level committees and routinely discussed with business unit management. These limits are articulated in our risk appetite statement, which details risk appetite, tolerances and limits for each major risk category, and are integrated into our operating guidelines. Exposures are aggregated and monitored periodically by our corporate risk management team. The reporting, review and approval of risk management information is integrated into our annual planning process, capital modeling and allocation, reinsurance purchasing strategy and reviewed at insurance business reviews, reinsurance underwriting meetings and board level committees. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Regulation
Bermuda Insurance Regulation
The Insurance Act 1978 of Bermuda and Related Rules and Regulations (“Insurance Act”). Arch Re Bermuda is subject to the Insurance Act, which provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. We believe that we are in compliance with all applicable regulations under the Insurance Act.
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
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. Arch Re Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to both its general business and its long-term business. The statutory financial statements are distinct from the annual GAAP basis financial statements referred to below. The statutory financial return for a Class 4 insurer shall include a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial return for a Class C insurer shall include a report of the approved independent auditor on the statutory financial statements of such insurer, the statutory financial statements related to the long-term business, a declaration of the statutory ratios, the long-term business solvency certificate and a certificate from the approved actuary. Arch Re Bermuda is also required to file audited GAAP basis annual financial statements, which must be available to the public. In addition, Arch Re Bermuda is required to file a capital and solvency return in respect of its general business and long-term business. The capital and solvency return includes its relevant regulatory risk-based capital model, a schedule of fixed income investments by ratings categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities, a schedule of commercial insurer’s solvency self assessment, a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. In addition, Arch Re Bermuda will also be required to prepare and submit to the BMA financial statements which have been prepared in accordance with GAAP or IFRS (“GAAP financial statements”). In lieu of GAAP financial statements, Arch Re Bermuda may submit condensed general purpose financial statements prepared in accordance with any insurance accounts rules. Arch Re Bermuda will, at the time of filing its statutory financial statements, also be required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA.
Public Disclosures. Pursuant to recent amendments to the Insurance Act, all commercial insurers are required to prepare and file with the BMA, and also publish on their website, a financial condition report.
Minimum Solvency Margins. Prior to January 1, 2016, Arch Re Bermuda, as a Class 4 insurer, had to ensure that the value of its general business assets exceeded the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin (and enhanced capital requirement pertaining to its general business). Accordingly, Arch Re Bermuda was required to maintain a minimum solvency margin equal to the greatest of (i) $100 million, (ii) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), (iii) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves and (iv) 25% of its enhanced capital requirement. Also, prior to January 1, 2016, Arch Re Bermuda was required, with respect to its long-term business, to maintain a minimum solvency margin equal to the greater of $500,000 or 1.5% of its assets. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account. The BMA is in the process of revising the provisions of the Insurance Act relating to minimum solvency margins pertaining to both general and long-term business, but it is anticipated that there will be no material changes.
Enhanced Capital Requirement. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory economic capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level for each Class 4 insurer equal to 120% of its enhanced capital requirement. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory economic capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement which is established by reference to either the Class C BSCR model or an approved internal capital model.
Eligible Capital. To enable the BMA to better assess the quality of the insurer’s capital resources, as a Class 4 insurer, Arch Re Bermuda is required to disclose the makeup of its capital in accordance with a 3-tiered eligible capital system. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. A minimum threshold of Tier 1 and maximum thresholds of Tier 2 and Tier 3 Capital used to support Arch Re Bermuda’s minimum solvency margin and enhanced capital requirement are specified under the rules. Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the enhanced capital requirement. Where the BMA approved the use of certain instruments for capital purposes prior to the implementation of the eligible capital rules, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum solvency margin pertaining to its general business and its enhanced capital requirement.
Minimum Liquidity Ratio. Prior to January 1, 2016, Arch Re Bermuda was required to maintain a minimum liquidity ratio for general business equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees. The BMA is in the process of revising the provisions of the Insurance Act relating to minimum solvency margins applicable to commercial insurers carrying on general business, but it is anticipated that there will be no material changes.
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
Fit and Proper Controllers. The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes: the managing director of the registered insurer or its parent company; the chief executive of the registered insurer or of its parent company; a shareholder controller; and any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. The definition of shareholder controller is set out in the Insurance Act, but generally refers to (i) a shareholder who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, or (ii) a shareholder who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (iii) a shareholder who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.
Where the shares of the shareholder of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such shareholder becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that shareholder shall, within 45 days, notify the BMA in writing that such shareholder has become such a controller. Similarly, if such shareholder controller reduces or disposes of its shareholding and such would result in its interest falling below any of the prescribed thresholds, then that shareholder controller must, within 45 days, notify the BMA of such disposal. The BMA may file a notice of objection to any shareholder who has become a controller of any description where it appears that such shareholder is, or is no longer, a fit and proper shareholder to be a controller of the registered insurer.
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
As Group supervisor, the BMA performs a number of supervisory functions including: coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; carrying out a supervisory review and assessment of the Group; carrying out an assessment of the Group’s compliance with the rules on solvency, risk concentration, intra-Group transactions and good governance procedures; planning and coordinating, with other competent authorities, supervisory activities in respect of the Group, both as a going concern and in emergency situations; coordinating any enforcement action that may need to be taken against the Group or any of its members; and planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
In carrying out its functions, the BMA makes rules for assessing the financial situation and the solvency position of the Group and/or its members and regulating intra-Group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.
Group Solvency and Group Supervision. The current supervision and solvency rules (together, “Group Rules”) apply to our Group so long as the BMA remains our Group supervisor. Through the Group Rules, the BMA may take action which affects ACGL. A summary of the Group Rules is set forth below.

•
Approved Group Actuary. The Group is required to appoint an individual approved by the BMA to be the Group Actuary. The Group Actuary must provide an opinion on the Group’s technical provisions as recorded in the Group statutory economic balance sheet;

•
Annual Group Financial Statements. The Group is required to prepare and submit, on an annual basis, financial statements prepared in accordance with either IFRS or GAAP, together with statutory financial statements. The financial statements must be audited annually by the Group’s approved auditor who is required to prepare an auditor’s report thereon in accordance with generally accepted auditing standards. The statutory financial statements include a balance sheet, an income statement, a statement of capital and surplus, and notes thereto. The Designated Insurer is required to file with the BMA the audited Group financial statements and the statutory financial statements with the BMA within five months from the end of the relevant financial year (unless specifically extended);

•
Annual Group Statutory Financial Return and Annual Group Capital and Solvency Return. The Group is required to prepare an annual Group statutory financial return and an annual Group capital and solvency return. The annual Group capital and solvency return must include an annual opinion of the Group Actuary. Both the annual Group statutory financial return and the annual Group capital and solvency return must be submitted to the BMA by the Designated Insurer within five months after its financial year end (unless specifically extended);

•
Quarterly Group Financial Statements. The Designated Insurer is required to file quarterly financial returns for the Group with the BMA on or before the last day of the months May, August and November of each year;

•	Public Disclosures. Pursuant to recent amendments to the Insurance Act, all Groups are required to prepare and file with the BMA, and also publish on their website, a financial condition report.

•
Group Solvency Self Assessment (“GSSA”). The Group Rules require the board of directors of the parent company of the Group (the “Parent Board”) to establish solvency self assessment procedures that factor in all the foreseeable reasonably material risks. Such procedures should be carried out at least annually and assess the quality and quantity of the capital required to adequately cover the risks to which the Group is exposed. Such procedures must also be an integral part of the Group’s risk management framework and be reviewed and evaluated on a regular basis by the Parent Board. In particular, the GSSA should, among other things, demonstrate consideration of the relationship between risk management, the quality and quantity of capital resources, the impact of risk mitigation techniques and diversification and correlation effects between material risks; a description of the Group’s risk appetite; be forward-looking; include appropriate stress and scenario testing and appropriately reflect all assets and liabilities, material off-balance sheet arrangements, material intra group transactions, relevant managerial practices, systems and controls and a valuation basis that is aligned with the risk characteristics and business model of the Group;

•
Group Minimum Solvency Margin (“Group MSM”) and Group Enhanced Capital Requirement (“Group ECR”). The Group must ensure that the value of its total statutory Group capital and surplus exceeds the aggregate of (i) the amount of the aggregate minimum margins of solvency of each qualifying member of the Group controlled by the parent company, and (ii) the parent company’s percentage shareholding in each member where it exercises significant influence over such member but does not control it, multiplied by the member’s minimum solvency margin. A member is a qualifying member of the Group if it is subject to solvency requirements in the jurisdiction in which it is registered. Where the parent company exercises control in relation to any member of the group, the minimum margin of solvency of such member shall be its individual minimum solvency margin. Where the parent company exercises significant influence on any member of the Group, the minimum margin of solvency applicable to that member for purposes of calculating the Group MSM shall be an amount equal to the parent company’s percentage shareholding in the member multiplied by that member’s minimum margin of solvency. “Control” and “significant influence” shall be determined in accordance with either the IFRS or GAAP used to prepare the Group’s IFRS or GAAP financial statements. The Group is required to maintain available group capital and surplus at a level equal to 50% of the Group ECR and this requirement will increase by increments of 10% in each of the following five years until 100% is required in 2018;

•
Group Eligible Capital. To enable the BMA to better assess the quality of the group’s capital resources, the Designated Insurer is required to disclose the makeup of the Group’s capital in accordance with a 3-tiered eligible capital system. Under the eligible capital requirements, all of the Group’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. A minimum threshold of Tier 1 and maximum thresholds of Tier 2 and Tier 3 Capital used to satisfy the Group MSM and Group ECR requirements are specified under the rules. Tier 1, Tier 2 and Tier 3 Capital may, until January 1 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if redemption would cause a breach, of the Group ECR;

•
Group Governance. The Group Rules require the Parent Board to establish and effectively implement corporate governance policies and procedures, which it must be periodically review to ensure they continue to support the overall organizational strategy of the group. In particular, the Parent Board must: ensure that operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest; establish systems for identifying on a risk sensitive basis those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals; establish a risk management and internal controls framework and ensure that it is assessed regularly and such assessment is reported to the Parent Board and the chief and senior executives; establish and maintain sound accounting and financial reporting procedures and practices for the group; and establish and keep under review group functions relating to actuarial, compliance, internal audit and risk management functions which must address certain specific requirements as set out in the Group Rules.

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
Certain Other Bermuda Law Considerations
ACGL and Arch Re Bermuda are incorporated in Bermuda as “exempted companies.” As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including: the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature; the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance; the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
ACGL and Arch Re Bermuda also need to comply with the provisions of The Bermuda Companies Act 1981, as amended (the “Companies Act”) regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: the company is, or would after the payment be, unable to pay its liabilities as they become due; or the realizable value of the company’s assets would thereby be less than its liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 22, “Statutory Information,” of the notes accompanying our financial statements.
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
Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) provide that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer; other states will no longer be able to impose their own credit for reinsurance laws on primary insurers that are only licensed in such other states.
A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. In general, credit for reinsurance is allowed in the following circumstances: if the reinsurer is licensed in the state in which the primary insurer is domiciled; if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled; in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.
Some states have adopted provisions of the National Association of Insurance Commissioners (“NAIC”) adopted amendments to its Credit for Reinsurance Model Law and Regulation (the “NAIC Credit for Reinsurance Model Act”) that allow full credit to U.S. ceding insurers for reinsurance ceded to qualified non-U.S. reinsurers (called “certified reinsurers”) based upon less than 100% collateralization. Under those provisions, collateral requirements may be reduced for international reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in countries that are found to have strong systems of domestic insurance regulation. Applicants for “certified reinsurer” designation must agree to certain financial reporting, consent to jurisdiction and consent to provide collateral for the full amount of their assumed liabilities in specified circumstances. Arch Re Bermuda is approved in 19 states to post reduced collateral and is expected to be designated as a “certified reinsurer” in other U.S. states.
As a result of the requirements relating to the provision of credit for reinsurance, Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are domiciled.
Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states and the District of Columbia and the provinces of Ontario and Quebec in Canada. Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity is an admitted insurer in 49 states and the District of Columbia. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an authorized insurer in one state. Arch Insurance Company Europe is eligible to write excess and surplus lines insurance in 50 states, the District of Columbia, the U.S. Virgin Islands, Guam, the Northern Mariana Islands and American Samoa by virtue of its listing on the NAIC International Insurers Department's Quarterly Listing of Alien Insurers pursuant to the Nonadmitted and Reinsurance Reform Act of 2010. Neither Arch Re Bermuda nor Arch Re Europe expects to become licensed, accredited or so approved in any U.S. jurisdiction.
Holding Company Acts. All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes, including Delaware and Missouri (the states of domicile of Arch’s U.S. insurance subsidiaries), acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of ACGL without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner. In 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, every state and the District of Columbia has enacted legislation adopting the amended Insurance Holding Company System Regulatory Act in some form.
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
Regulation of Dividends and Other Payments from Insurance Subsidiaries. The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 22, “Statutory Information,” of the notes accompanying our financial statements.
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
Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from credit risk; and declines in asset values arising from investment risks.
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
Under the approved formula, an insurer’s total adjusted capital is compared to its authorized control level risk-based capital. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include: insurer is required to submit a plan for corrective action; insurer is subject to examination, analysis and specific corrective action; regulators may place insurer under regulatory control; and regulators are required to place insurer under regulatory control.

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
Certain federal laws directly or indirectly impact mortgage insurers, including the Real Estate Settlement Procedures Act of 1974 (“RESPA”), the Homeowners Protection Act of 1998 (“HOPA”), the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act (“TILA”), the Fair Credit Reporting Act of 1970 (“FCRA”), and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and require disclosures of the cost of credit and provide for other consumer protections.
The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. In addition, FIO is authorized to assist the Treasury Secretary in negotiating “covered agreements” between the U.S. and one or more foreign governments or regulatory authorities that address insurance prudential measures. Where a state law is inconsistent with a “covered agreement” and provides less favorable treatment to foreign insurers than U.S. companies, the FIO Director may preempt conflicting state law. In 2013, the FIO issued two reports relating to the insurance industry, one on modernization of the insurance regulatory system and one on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010. In its December 2013 report on modernization of the insurance regulatory system, and again in its September 2015 Annual Report on the Insurance Industry, the FIO recommended the development of federal standards and oversight for mortgage insurers. In December 2014, the FIO issued a report on the vital role that the global reinsurance market plays in supporting insurance in the United States. The impact that these reports will have on the regulation of insurance, if any, is yet to be determined. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance as discussed above.
The Dodd-Frank Act established the Consumer Finance Protection Bureau (“CFPB”) to regulate the offering and provision of consumer financial products and services under federal law, including residential mortgages. Pursuant to the Dodd-Frank Act, the CFPB is charged with rulemaking and enforcement with respect to enumerated consumer laws, including RESPA, TILA, HOPA, the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) and FCRA. The Dodd-Frank Act also granted to the CFPB certain supervisory powers with respect to “covered persons” and “service providers,” as defined by the Act. The CFPB issued Civil Investigative Demands to several other mortgage insurers requesting information regarding their captive reinsurance relationships, and in 2013 the United States District Court for

the Southern District of Florida approved consent orders issued by the CFPB against five other mortgage insurers relating to the CFPB’s allegations that the mortgage insurers’ captive reinsurance relationships violated RESPA’s prohibition against giving or accepting anything of value for referrals of settlement service business related to a federally related mortgage loan.
In 2014, the CFPB issued final regulations governing a loan originator's determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (“ATR”). The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has characteristics satisfying the definition of a qualified mortgage (“QM”) contained in the CFPB’s regulations. Under the CFPB’s ATR regulations, a loan is deemed to be a QM loan if it meets certain requirements, including: a 30 year term or less; no negative amortization, interest only or balloon features; the total “points and fees” do not exceed certain thresholds, generally 3%; and the borrower’s total debt-to-income ratio does not exceed 43%.
The QM definition provides a “safe harbor” for QM loans with annual percentage rates, or APRs, below the threshold of 150 basis points over the Average Prime Offer Rate and a “rebuttable presumption” of compliance with ATR requirements for QM loans with an APR above that threshold.
Under the ATR regulations, any loan that is eligible for purchase, guarantee, or insurance by a GSE, FHA, VA, Department of Agriculture, or the Rural Housing Service is deemed to be a QM loan. This QM category applies to GSE loans as long as the GSEs are in FHFA conservatorship and for federal agency loans until an agency issues its own QM rules, or January 10, 2021, whichever occurs first. The FHFA has directed the GSEs to limit purchases to loans that meet QM requirements, with the exception of the 43% borrower total debt-to-income ratio limitation. To the extent that government agencies adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders than those applicable to the market in which private mortgage insurers participate, our business may be adversely affected.
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
The Dodd-Frank Act generally requires an issuer of an asset-backed security or initiator of an asset-backed transaction (a “securitizer”) to retain at least 5% of the risk associated with securitized mortgage loans. This requirement does not apply to lenders that originate loans that are sold to the GSEs while they are in conservatorship, to qualified residential mortgages (“QRM”), or to loans insured or guaranteed by FHA or certain other federal agencies. Federal risk-retention rules generally define a QRM as a mortgage meeting the requirements of a QM loan. As the risk retention rules treat all QM loans as QRMs, low down payment loans with private mortgage insurance that do not meet the requirements of the QM rule can only be securitized with a risk retention requirement, which may deter their origination and adversely affect our business.
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
The Homeowners Protection Act of 1998. HOPA provides for the automatic termination, or cancellation upon a borrower's request, of private mortgage insurance upon satisfaction of certain conditions and requires that lenders give borrowers certain disclosures with regard to these provisions at the time the loan is originated. These provisions apply to borrower-paid mortgage insurance for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of mortgage insurance generally occurs when the mortgage is first scheduled to reach a loan-to-value of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a “good payment history,” as defined by HOPA, may generally request cancellation of mortgage insurance when the loan-to-value is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value. In August 2015, the CFPB issued a compliance bulletin summarizing HOPA’s mortgage insurance cancellation and termination requirements and advising that in prior supervisory examinations the CFPB identified violations by mortgage loan servicers of certain provisions of HOPA, including termination and cancellation requirements.
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
In June 2015, the Director of the CFPB issued a decision in a contested CFPB administrative proceeding, In re PHH Corp. The Director of the CFPB affirmed an administrative law judge’s conclusion that PHH Corp. had violated RESPA in connection with its captive reinsurance arrangements with mortgage insurers (including Arch MI’s predecessor, CMG Mortgage Insurance Company). The Director of the CFPB required PHH to pay $109 million in disgorgement, rather than the $6 million recommended by the administrative law judge. The Director of the CFPB’s decision sets forth the CFPB’s current views on numerous RESPA interpretation issues and takes expansive views of what constitutes a RESPA violation and how to calculate disgorgement under the statute. Commentators have noted, among other things, that the Director of the CFPB’s decision gave little weight to the section within the RESPA statute that provides that the payment of reasonable compensation for services actually furnished shall not be considered a violation. In July 2015, PHH appealed the Director of the CFPB’s decision to the D.C. Circuit Court of Appeals. In August 2015, the Court of Appeals granted PHH’s motion to stay the Director of the CFPB’s disgorgement order, stating only that PHH had “satisfied the stringent standards required in granting a stay pending appeal,” which include a likelihood of success on the merits. In October 2015, four mortgage industry trade groups (including the mortgage insurance industry’s trade group, U.S. Mortgage Insurers) filed an amicus brief with the Court in support of PHH’s appeal.
TILA-RESPA Integrated Disclosure (“TRID”) Rule. In November 2013, the CFPB issued a final rule amending the TILA and RESPA regulations (Regulations Z and X, respectively) to integrate several required notices and disclosures to mortgage loans applicants. In July 2015, the CFPB issued an amended final rule establishing October 3, 2015 as the effective date for implementation of the new forms and the associated rules. The TRID rule consolidates four existing disclosures required by TILA and RESPA, the appraisal notice required by the Equal Credit Opportunity Act, and the servicing notice required by RESPA into two forms: a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application, and a Closing Disclosure that must be provided to the consumer at least three business days prior to loan consummation. Mortgage insurers do not have any obligations to provide notices or disclosures to loan applicants under the TRID rule. However, following the October 3, 2015 effective date, mortgage loan originators are continuing to work thorough issues in implementing the new disclosures, including, in some instances, the proper way to disclose mortgage insurance premiums on the new forms.
Secure and Fair Enforcement for Mortgage Licensing Act. The SAFE Act was enacted in 2008 to enhance consumer protection and reduce fraud by encouraging states to establish minimum standards for the licensing and registration of state-licensed mortgage loan originators. The SAFE Act also requires the establishment of a nationwide mortgage licensing system and registry for the residential mortgage industry. Administration and enforcement of the SAFE Act lies with the CFPB. Arch Fulfillment Operations Inc. (“AFOI”), an entity engaged in the business of providing contract underwriting services to residential lenders, has obtained certain mortgage lender licenses in order to comply with state specific SAFE Act requirements.
Fair Credit Reporting Act. The FCRA imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by the FTC staff and federal courts to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined or offered at a premium rate higher than the lowest premium rate available for the loan program applied for based in whole or in part on the consumer's credit report. Arch MI U.S. provides such notices. Although Arch MI U.S. has not been involved, there has been class action litigation over FCRA adverse action notices involving the mortgage industry, including court-approved settlements.
Terrorism Risk Insurance Program Reauthorization Act of 2015. The Terrorism Risk Insurance Act of 2002 was amended and extended again by TRIPRA through December 31, 2020. TRIPRA provides a federal backstop for insurance related losses resulting from certain acts of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S. based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after (i) aggregate industry insured losses resulting from the act of terrorism exceeds a statutorily prescribed program trigger, and (ii) an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The program trigger for calendar year 2015 is $100 million and will increase by $20 million per year until it becomes $200 million in 2020. Beginning January 1, 2016, the 85% federal share will decrease by 1% per year until it becomes 80% in 2020. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. An insurer’s deductible for each year is based on the insurer’s (together with those of its affiliates) direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by a specified percentage. The specified percentage for 2015 through 2020 is 20%.
Our U.S.-based property and casualty insurers, Arch Insurance, Arch Specialty, Arch E&S and Arch Indemnity, are subject to TRIPRA. TRIPRA specifically excludes reinsurance business and, accordingly, does not apply to our reinsurance operations. Our insurance group’s deductible for 2015 was approximately $303.5 million (i.e., 20.0% of direct earned premiums). Based on 2015 direct commercial earned premiums, our insurance group’s deductible for 2016 will be approximately $322.5 million (i.e., 20.0% of such direct earned premiums).
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
GSE Qualified Mortgage Insurer Requirements. Pursuant to their charters, the GSEs purchase low down payment loans insured by MIs that they determine to be qualified. Fannie Mae and Freddie Mac have each published comprehensive requirements to become and remain a qualified mortgage insurer. In April 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The PMIERs became effective December 31, 2015 and apply to Arch MI U.S., which is a GSE-approved mortgage insurer. They do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved. In addition to extensive requirements relating to the operation of our mortgage insurance business, the PMIERs include revised financial requirements for mortgage insurers. These financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount.
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
The amount of assets required to satisfy the revised financial requirements of the PMIERs at any point in time will be affected by many factors, including macro-economic conditions, the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the point in time, and the amount of risk ceded to reinsurers that may be deducted by Arch MI U.S. in its calculation of “minimum required assets.” Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2015.
Under the PMIERs, Arch MI U.S. is deemed to be a “newly-approved insurer.” As a result of this status, until January 2017, Arch MI U.S. is subject to additional PMIER requirements, including: Arch MI U.S. is prohibited from paying dividends to affiliates or making any investment, contribution or loan to any affiliate; Arch MI U.S. must obtain prior written approval from each GSE before entering into any reinsurance agreement, or risk novation or commutation transaction, providing any kind of mortgage insurance beyond primary first lien or providing capital support, assumption of liability or a guarantee of another company’s indebtedness; and Arch MI U.S. must provide Freddie Mac with notice of its entering into any transaction involving mortgage insurance other than on an “individual loan ‘flow’ basis, e.g., pool insurance, bulk primary transactions, ‘structured’ or ‘negotiated’ transactions;” or any material change in its business plan.
State Insurance Regulation of Mortgage Insurers. Arch MI U.S. is subject to detailed regulation both by its domiciliary and primary regulator, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) and by state insurance departments in each state in which it is licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies restricted to writing a single type of insurance business, such as mortgage insurance business. Arch MI U.S. is subject to Wisconsin statutory requirements as to payment of dividends. The maximum amount of dividends that Arch MI U.S. may pay in any 12-month period without regulatory approval by the Wisconsin OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of: (i) net income for the calendar year preceding the date of the dividend, minus realized capital gains for that calendar year; or (ii) aggregate net income for the 3 calendar years preceding the date of the dividend, less realized capital gains for those calendar years and less dividends paid or credited and distributions made within the first 2 of the preceding 3 calendar years.
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
The NAIC has established a working group to make recommendations to the NAIC's Financial Condition Committee regarding changes to the NAIC’s Mortgage Guaranty Insurance Model Act. The NAIC working group has released several drafts that include proposed changes to minimum statutory capital requirements. If the NAIC revises the Mortgage Guaranty Insurance Model Act, some state legislatures are likely to enact and implement part or all of the revised provisions.
Mortgage insurance premium rates are also subject to review and approval by state regulators. Any increase or decrease in premium rates must be justified, generally on the basis of the insurer's loss and default experience, expenses and future trend analysis. Arch MI U.S. has approved premium rates for credit union and mortgage banking originated mortgage loans in all 50 states.
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
GSE and secondary market reform proposals put forward since 2008 include the nearly complete privatization and elimination of the role of the GSEs, recapitalization of the GSEs, and a number of alternatives that combine a federal role with private capital, some of which eliminate the GSEs and others of which envision an on-going role for the GSEs. In 2011, the U.S. Department of the Treasury released a proposal to reform the U.S. housing finance market that included the substantial reduction of government's footprint in housing finance. In 2013, the Obama Administration issued a set of core principles for housing finance reform that was intended to ensure widespread access to 30-year fixed rate mortgages while phasing out the role of the GSEs in the housing finance system. In January 2015, the Obama Administration called for Congress to “wind down” the GSEs.
Several reform proposals have been considered by Congress. In 2013, the House Financial Services Committee passed H.R. 2767, “The Protecting American Taxpayers and Homeowners Act of 2013” (the “PATH Act”), a comprehensive secondary market reform plan that included a very limited risk-bearing role for government and the winding down of the GSEs. In 2014, the Senate Banking Committee passed S. 1217, “The Housing Finance Reform and Taxpayer Protection Act of 2014” (the “Reform Bill”). The Reform Bill would have created a general structure for comprehensive reform and transition, including the wind down of the GSEs and the creation of a new entity, the Federal Mortgage Insurance Corporation, or “FMIC.” Under the Reform Bill, private investors in single-family covered securities would have been required to hold a 10% first loss position before FMIC, in exchange for a fee, would insure the payment of principal and interest on the covered securities. While the bill explicitly provided a role for mortgage insurance on low down-payment loans, it did not recognize the loss protection provided by mortgage insurance toward the 10% first loss requirement.
In 2015, neither Congress nor the Obama Administration took comprehensive action with respect to GSE reform. Accordingly, the prospects for passage of housing finance and GSE reform legislation remain uncertain. New federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, eliminate the GSE charter requirement altogether or otherwise alter or eliminate the role of the GSEs, and thereby materially affect Arch MI U.S.’s ability to compete and the demand for its products.

As the regulator and conservator of the GSEs, FHFA has the authority to establish the priorities of the GSEs and to control and direct their operations. FHFA has made changes to the business and operations of the GSEs, in part under the direction of annual FHFA-developed strategic plans or scorecards for the conservatorship of the GSEs. The 2015 strategic plan called for the contraction of the role of the GSEs and expansion of the role of private capital through a number of actions, including shrinking the portfolios of the GSEs and the expanded use of credit risk sharing with private market participants. FHFA’s 2016 scorecard continues these priorities.
Arch MI U.S. competes with the single-family mortgage insurance programs of FHA, which is part of HUD. In January 2015, FHA reduced the annual mortgage insurance premium it charges from 1.35% of the loan amount to 0.85%. This premium reduction made private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. In July 2013, the House Financial Services Committee passed the PATH Act, which contained extensive reforms to FHA, and the Senate Banking Committee passed “The FHA Solvency Act of 2013.” Despite areas of similarity, there were significant differences between the House and Senate proposed reforms. The prospects for passage of FHA reform legislation are uncertain. If FHA reform were to raise FHA premiums, tighten FHA credit guidelines, make other changes which make lender use of the FHA less attractive, or implement credit risk sharing between the FHA and private mortgage insurers, these changes may be beneficial to Arch MI U.S. However, there can be no assurance that any FHA reform legislation will be enacted into law, and what provisions may be contained in any final legislation, if any.
We are unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition. See “—U.S. Insurance Regulation—General.”
Basel III. In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (“Basel I”), which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I (“Basel II”), which, among other things, governs the capital treatment of mortgage insurance purchased by domestic and international banks in respect of their origination and securitization activities. In 2013, Federal banking agencies approved new capital regulations implementing in the United States the Basel III international agreement on capital standards (“Basel III”). These regulations include an “Advanced Approach” which is only applicable to the very largest banking organizations and other financial companies determined to be “systemically important.” The final regulations also included a simpler framework for smaller banking companies called the “Standardized Approach.” The Standardized Approach is generally applicable to banking companies with less than $250 billion in assets. The Basel III regulations restrict the instruments that can count toward meeting the capital requirements, thereby placing greater emphasis on common equity and retained earnings.
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
In December 2014, the Basel Committee issued a new proposal to make further revisions in the Basel III capital rules. Among other things, the new proposal would have introduced a table of risk weights for residential mortgages ranging from 25% to 100% based on the loan-to-value ratio. The Basel Committee issued a revised proposed revision to the Standardized Approach in December 2015. Comments on the revised proposal are due March 11, 2016.
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
United Kingdom Insurance Regulation
General. The Financial Services Authority (the “FSA”), which on April 1, 2013 was replaced by the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”), regulated insurance and reinsurance companies and firms carrying on insurance mediation activities operating in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance Company Europe was licensed and authorized by the FSA. It holds the relevant permissions for the classes of insurance business which it underwrites in the U.K. In 2009, AUAL was licensed and authorized by the FSA and the Lloyd’s Franchise Board. AUAL holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. (“ASIL”). All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information and which compete effectively and have the interests of their customers and the integrity of the market at the heart of how they run their business. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Arch Insurance Europe and AUAL are subject to periodic assessment by the PRA along with all regulated firms. Arch Insurance Company Europe and AUAL are subject to regulation by both the PRA and FCA.
Lloyd’s Supervision. The operations of AUAL and related Arch Syndicate 2012 and its corporate member, ASIL, are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd’s, and requirements made under those byelaws. The Council of Lloyd’s, established in 1982 by Lloyd’s Act 1982, has overall responsibility and control of Lloyd’s. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd’s market, including specifying conditions in relation to underwriting and claims operations of Lloyd’s participants. Lloyd’s is also subject to the provisions of the FSMA. Lloyd's is authorized by the PRA and regulated by the PRA and FCA. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or FCA's rules, although the PRA has delegated certain of its powers, including some of those relating to prudential requirements, to Lloyd’s. ASIL, as a member of Lloyd’s, is required to contribute 0.5% of Arch Syndicate 2012’s premium income limit for each year of account to the Lloyd’s central fund. The Lloyd’s central fund is available if members of Lloyd’s assets are not sufficient to meet claims for which the member is liable. As a member of Lloyd’s, ASIL may also be required to contribute to the central fund by way of a supplement to a callable layer of up to 3% of Arch Syndicate 2012’s premium income limit for the relevant year of account. In addition, AUAL, on behalf of Arch Syndicate 2012, is approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd’s licenses. Such activities must be in compliance with the Lloyd’s requirements.
Financial Resources. Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) are each required to demonstrate the adequacy of its financial assets to the PRA. On a periodic basis, Arch Insurance Europe is required to provide the PRA and Lloyd’s with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enable the PRA and Lloyd’s to provide individual capital guidance and requirements to Arch Insurance Europe. Arch Insurance Europe’s surplus is above the risk-based capital threshold as determined by the PRA's individual capital assessment of Arch Insurance Europe. The PRA requires that Arch Insurance Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.
Financial Services Compensation Scheme. The Financial Services Compensation Scheme (“FSCS”) is a scheme established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. The FSCS is funded by the levies that it has the power to impose on all insurers. Arch Insurance Europe could be required to pay levies to the FSCS.
Restrictions on Acquisition of Control. Under FSMA, the prior consent of the PRA or FCA, as applicable, is required, before any person can become a controller or increase its control over any regulated company, including Arch Insurance Company Europe and AUAL, or over the parent undertaking of any regulated company. Therefore, the PRA's or FCA's prior consent, as applicable, is required before any person can become a controller of ACGL. Prior consent is also required from Lloyd’s before any person can become a controller or increase its control over a corporate member or a managing agent or a parent undertaking of a corporate member or managing agent. A controller is defined for these purposes as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking.
Restrictions on Payment of Dividends. Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the PRA or FCA, as applicable, requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Company Europe, AUAL or ASIL. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources— Liquidity and Capital Resources” and note 22, “Statutory Information,” of the notes accompanying our financial statements.
European Union Considerations. Through their respective authorizations in the U.K., a Member State of the European Union (“EU”), Arch Insurance Company Europe’s and AUAL’s authorizations are recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe and AUAL to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the PRA or FCA (as applicable). The framework for the establishment of branches in Member States of the EU other than the U.K. was generally set forth, and remains subject to, directives adopted by the Council, the legislative body of the EU, which directives are then implemented in each Member State. Arch Insurance Company Europe currently has branches in Germany, Italy, Spain and Sweden and may establish branches in other Member States of the EU in the future. Further, through its authorizations in an EU Member State, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the PRA or FCA, as applicable.
A new European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC ("Solvency II"), took effect in full on January 1, 2016. Arch Insurance Company Europe, AUAL and Syndicate 2012 are required to comply with Solvency II requirements. See “European Union Insurance and Reinsurance Regulation—Insurance and Reinsurance Regulatory Regime” below for additional details.
Canada Insurance Regulation
Arch Insurance Canada and Arch Re Canada are subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian insurance/reinsurance companies operating in Canada. Arch Insurance Canada and Arch Re Canada are subject to regulation in the provinces and territories in which they underwrite insurance/reinsurance, and the primary goal of insurance/reinsurance regulation at the provincial and territorial levels is to govern the market conduct of insurance/reinsurance companies. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory. Arch Re Canada is licensed to carry-on reinsurance business by OSFI and in the provinces of Ontario and Quebec.
Under the Insurance Companies Act (Canada), Arch Insurance Canada is required to maintain an adequate amount of capital in Canada, calculated in accordance with a test promulgated by OSFI called the Minimum Capital Test, and Arch Re Canada is required to maintain an adequate margin of assets over liabilities in Canada, calculated in accordance with a test promulgated by OSFI called the Branch Adequacy of Assets Test. OSFI has implemented a risk-based methodology for assessing insurance/reinsurance companies operating in Canada known as its “Supervisory Framework.” In applying the Supervisory Framework, OSFI considers the inherent risks of the business and the quality of risk management for each significant activity of each operating entity. Under the Insurance Companies Act (Canada), approval of the Minister of Finance (Canada) is required in connection with certain acquisitions of shares of, or control of, Canadian insurance companies such as Arch Insurance Canada, and notice to and/or approval of OSFI is required in connection with the payment of dividends by or redemption of shares by Canadian insurance companies such as Arch Insurance Canada.
Ireland Insurance and Reinsurance Regulation
General. The Central Bank of Ireland (“CBOI”) regulates insurance and reinsurance companies and intermediaries authorized in Ireland. Our three Irish operating subsidiaries are Arch Re Europe, Arch MI Europe and Arch Underwriters Europe. Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch MI Europe was licensed and authorized by the CBOI as a non-life insurer in December 2011. Arch Underwriters Europe was registered by the CBOI as an insurance and reinsurance intermediary in July 2014. Arch Re Europe, Arch MI Europe and Arch Underwriters Europe are subject to the supervision of the CBOI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI.
Arch Re Europe and Arch MI Europe are required to comply with Solvency II requirements. See “European Union Insurance and Reinsurance Regulation—Insurance and Reinsurance Regulatory Regime” below for additional details. As an intermediary, Arch Underwriters Europe is subject to a different regulatory regime and is not subject to solvency capital rules, but must comply with requirements such as to maintain professional indemnity insurance and to have directors that are fit and proper. Our Irish subsidiaries are also subject to the general body of Irish company laws and regulations including the provisions of the Companies Act 2014.
Financial Resources. Arch Re Europe and Arch MI Europe are required to meet economic risk-based solvency requirements imposed under Solvency II. Solvency II, together with European Commission “delegated acts” and guidance issued by the European Insurance and Occupational Pensions Authority ("EIOPA") sets out classification and eligibility requirements, including the features which capital must display in order to qualify as regulatory capital.
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
Restrictions on Payment of Dividends. Under Irish company law, Arch Re Europe, Arch MI Europe and Arch Underwriters Europe are permitted to make distributions only out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and note 22, “Statutory Information,” of the notes accompanying our financial statements.
European Union Considerations. As Arch Re Europe, Arch MI Europe and Arch Underwriters Europe are authorized by the CBOI in Ireland, a Member State of the EU, those authorizations are recognized throughout the EEA. Subject only to certain notification and application requirements, Arch Re Europe, Arch MI Europe and Arch Underwriters Europe can provide services, or establish a branch, in any other Member State of the EEA. Although, in doing so, they may be subject to the laws of such Member States with respect to the conduct of business in such Member State, company law registrations and other matters, they will remain subject to financial and operational supervision by the CBOI only. Arch Re

Accident & Health ApS (“Arch Re Denmark”) is an underwriting agency underwriting accident and health business for Arch Re Europe in Denmark. Arch Re Europe also has a branch in the U.K., which underwrites non-life reinsurance risk for Arch Re Europe. Finally, Arch Re Europe also has a branch outside the EEA, Arch Reinsurance Europe Designated Activity Company, Dublin (Ireland), Zurich Branch (“Arch Re Europe Swiss Branch”).
As part of its application for registration, Arch Underwriters Europe requested the CBOI to make the necessary notifications to permit it to provide insurance and reinsurance intermediary services in all EEA Member States. In 2015, Arch Underwriters Europe established a branch in the U.K.
Switzerland Reinsurance Regulation
In December 2008, Arch Re Europe opened Arch Re Europe Swiss Branch as a branch office. As Arch Re Europe is domiciled outside of Switzerland and its activities are limited to reinsurance, the Arch Re Europe Swiss Branch in Switzerland is not required to be licensed by the Swiss insurance regulatory authorities.
In August 2014, Arch Underwriters Europe opened a branch office in Zurich (“Arch Underwriters Europe Swiss Branch”) to render reinsurance advisory services to certain group companies. Arch Underwriters Europe Swiss Branch is registered with the commercial register of the Canton of Zurich. Since its activities are limited to advisory services for reinsurance matters, the Arch Underwriters Europe Swiss Branch is not required to be licensed by the Swiss insurance regulatory authorities.
European Union Insurance and Reinsurance Regulation
Insurance and Reinsurance Regulatory Regime. Solvency II took effect in full on January 1, 2016. Solvency II is a new regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (EU) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by EIOPA. The Delegated Regulation sets out more detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU.
Reinsurers established in a Member State of the EU have the freedom to establish branches in and provide services to all EEA states. Arch Insurance Company Europe and AUAL, being established in the U.K. and authorized by the PRA and FCA, are able, subject to regulatory notifications and there being no objection from the relevant U.K. regulator, and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States. Arch Re Europe, being established in Ireland and authorized by the CBOI to write reinsurance, is able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services in other EEA states.
Solvency II does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in particular Member States, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Article 172 of Solvency II provides that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. On November 26, 2015, the European Commission determined that the supervisory regime, including the solvency regime, in Bermuda is equivalent to that laid down in Solvency II, except in relation to captives and special purpose insurers. This decision is subject to the approval of the European Parliament and the Council of the EU who have up to three months to exercise their right of objection, with the possibility to extend this period for another period of three months. Following the expiry of the objection period, or indication of no objection , the decision will be published and enter into force with effect from January 1, 2016.
A European Commission Delegated Decision has already granted provisional equivalence to the solvency regimes of certain countries, including Bermuda (except for Bermuda's rules on captives), for a period of ten years, effective from 1

January 2016.  The finding of provisional equivalence enables EU insurers with subsidiaries in Bermuda to calculate the subsidiaries’ capital using the solvency rules in Bermuda, subject to certain conditions. However, it does not require that reinsurance contracts concluded by insurers in the EEA with reinsurers having their head office in Bermuda be treated in the same manner as reinsurance contracts with EEA authorized reinsurers. If Bermuda is granted full equivalence, the provisional equivalence decision will be amended to no longer refer to Bermuda.
Unless agreement is reached to accord Bermuda based reinsurers equal treatment on the basis of the equivalent nature of Bermuda regulation, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States, and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA.
Dubai Reinsurance Regulation
In April 2015, the agreement for us to acquire complete ownership and effective control of Gulf Re was approved by the Dubai Financial Services Authority (“DFSA”). Gulf Re is a limited liability company incorporated in the Dubai International Financial Centre (“DIFC”), a free zone specializing in wholesale financial services.  The DIFC is situated in the Emirate of Dubai in the United Arab Emirates. Gulf Re is licensed to “Carry out Contracts of (Re)insurance” and “Effect Contracts of (Re)insurance” in respect of general insurance lines. Gulf Re is overseen by the DFSA and is subject to the laws of the DIFC. Gulf Re is not subject to insurance or financial regulation by the United Arab Emirates. As a (re)insurer licensed in the DIFC (a wholesale financial services market), Gulf Re is authorized to insure direct risks situated in the DIFC, but can only reinsure risks situated in the rest of the United Arab Emirates. In respect of risks situated outside of the United Arab Emirates, Gulf Re is authorized to insure or reinsure risks provided that doing so is not in breach of local regulation.
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
Under the income tax treaty between Bermuda and the United States (the “Treaty”), ACGL's Bermuda insurance subsidiaries will be subject to U.S. income tax on any insurance premium income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Treaty have been issued. While there can be no assurances, ACGL does not believe that any of its Bermuda insurance subsidiaries has a permanent establishment in the United States. Such subsidiaries would not be entitled to the benefits of the Treaty if (i) 50% or less of ACGL's shares were beneficially owned, directly or indirectly, by Bermuda residents or U.S. citizens or residents, or (ii) any such subsidiary's income were used in substantial part to make disproportionate distributions to, or to meet certain liabilities to, persons who are not Bermuda residents or U.S. citizens or residents. While there can be no assurances, ACGL believes that its Bermuda insurance subsidiaries are eligible for Treaty benefits.
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
United Kingdom
Our U.K. subsidiaries are companies incorporated and have their central management and control in the U.K., and are therefore resident in the U.K. for corporation tax purposes. As a result, they will be subject to U.K. corporation tax on their respective worldwide profits. Arch Re Europe U.K. Branch will be subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to the branch. The main rate of U.K. corporation tax for the financial year starting April 1, 2015 is 20% on profits. It has been announced that the U.K. corporation tax rate for the financial year starting April 1, 2016 will be 20% on profits.
Canada
In January 2005, Arch Insurance received its federal license to commence underwriting in Canada and began writing business in the first quarter of 2005 through its branch operation. Effective January 1, 2013, the branch operation was domesticated into Arch Insurance Canada, a Canadian federal insurance company subsidiary of Arch Insurance. Arch Re U.S., through a branch, commenced underwriting reinsurance in Canada in January 2015. Arch Insurance Canada is taxed on its worldwide income. Arch Re U.S. is taxed on its net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 11% and 16%.
Ireland
Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch MI Europe was licensed and authorized by the CBOI as a non-life insurer in 2011. Arch Underwriters Europe Limited was registered by the CBOI as an insurance and reinsurance intermediary in July 2014. Each of Arch Re Europe, Arch MI Europe and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of Arch Re Europe Swiss Branch and its U.K. branch and Arch Underwriters Europe Swiss Branch. Any creditable foreign tax (i.e., Swiss or U.K.) payable will be creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s Swiss and U.K. branches with the same principle applied to Arch Underwriters Europe Swiss Branch. The current rate of Irish corporation tax applicable to such profits is 12.5%.
Switzerland
Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch are subject to Swiss corporation tax on the profit which is allocated to the branch. The effective tax rate is approximately 21.12% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax rate of the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch is approximately 0.17%.
Denmark
Arch Re Denmark, established as a subsidiary of Arch Re Bermuda, is subject to Danish corporation taxes on its profits at a rate of 25% for 2013 and the preceding years. The corporate tax rate was reduced to 24.5% for 2014, to 23.5% for 2015 and to 22% for 2016 and onwards.

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

The PFIC statutory provisions contain an express exception for income “derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business…” This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we are not a PFIC, and we will use reasonable best efforts to cause us and each of our majority owned non-U.S. insurance subsidiaries not to constitute a PFIC. In April 2015, the IRS issued proposed regulations in an attempt to define the foreign insurance company exception to the PFIC rules (the “proposed PFIC insurance regulations”). Although the proposed PFIC insurance regulations are not effective until finalized, it is possible that, if finalized in their current form, the regulations could be interpreted to heighten the risk that one of our subsidiaries could be considered a PFIC.
No regulations interpreting the substantive PFIC provisions have yet been finalized. It is possible that the regulations interpreting the PFIC provisions will be issued in the future and contain rules different from those in the proposed PFIC insurance regulations. Each U.S. Holder should consult its own tax advisor as to the effects of these rules.
Proposed Legislation
On November 19, 2013, Senate Finance Committee then-Chairman Max Baucus (D-MT) released a tax reform discussion draft on international tax issues. A provision in the discussion draft would change the definition of a U.S. shareholder for CFC purposes and overhaul the PFIC rules, including eliminating the PFIC exception for certain insurance companies. On February 26, 2014, the House Ways and Means Committee Chairman Dave Camp published a tax reform proposal titled “Tax Reform Act of 2014,” which was subsequently introduced to the Congress on December 11, 2014. The bill contains a provision that would significantly modify the PFIC exception for certain insurance companies. On June 25, 2015, U.S. Senator Ron Wyden, a member of the U.S. Senate Finance Committee, introduced the “Offshore Reinsurance Tax Fairness Act” that provides a “bright line” annual test for a foreign company seeking to qualify as an insurance company for purposes of the insurance company exception to the PFIC rules.
Prospective investors should consult their own tax advisor regarding the likelihood that the provisions in these discussion drafts, tax reform proposal and proposed legislation are enacted and any effect of such provisions.
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
Withholding on U.S.-source interest, dividends and certain other types of income applies from July 1, 2014, and withholding on gross proceeds will apply beginning on January 1, 2019. Prospective investors are urged to consult their own tax advisors as to the filing and information requirements that may be imposed on them in respect of their ownership of our common share or preferred shares.
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
The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, continued consolidation within the insurance and reinsurance industry will further enhance the already competitive underwriting environment. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including Alleghany Corporation, Allied World Assurance Company, Ltd., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA, Endurance Specialty Holdings Ltd., The Hartford Financial Services Group, Inc., HCC Insurance Holdings, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., The Travelers Companies, W.R. Berkley Corp., XL Group plc and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including Alleghany Corporation, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., SCOR Global P&C, SCOR Global Life, Swiss Reinsurance Company, Third Point Reinsurance Ltd., Validus Holdings Ltd. and XL Group plc. We do not believe that we have a significant market share in any of our markets.
Financial institutions and other capital markets participants also offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years, capital market participants have been increasingly active in the reinsurance market and markets for related risks. Certain of the new companies entering the insurance and reinsurance markets are pursuing more aggressive investment strategies than do we and other traditional reinsurers, which may result in further downward pressure on premium rates. In this regard, we co-sponsored Watford Re, a newly formed property and casualty reinsurer, in 2014. We perform underwriting services and Highbridge manages the investments, seeking higher yields and potentially assuming more risk than in our investment portfolio. If the investment and/or insurance underwriting strategies are not successful, we may be exposed to a risk of loss on our investment and in respect of the reinsurance cessions. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate.
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
In our U.S. mortgage business, we compete with six active U.S. mortgage insurers, which include the mortgage insurance subsidiaries of Essent Group Ltd., Genworth Financial Inc., MGIC Investment Corporation, NMI Holdings Inc., Radian Group Inc. and United Guaranty Corporation. The level of competition within the private mortgage insurance industry has been intense and is not expected to diminish. In response to competitive pressures, among other factors, we reduced certain premium rates in 2015. In addition to pricing, we compete with other private mortgage insurers on the basis of underwriting guidelines, loss mitigation practices, financial strength, reputation, customer relationships, technology, service and other factors. One or more private mortgage insurers may seek increased market share by reducing pricing, or loosening their underwriting guidelines or practices, which could adversely affect our mortgage insurance operations. Competition within the private mortgage insurance industry could result in the loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses.
The mortgage insurance industry’s business has been limited as a result of competition with the FHA, which substantially increased its market share beginning in 2008. In January 2015, FHA reduced the annual mortgage insurance premium it charges from 1.35% of the loan amount to 0.85%. This premium reduction made private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. Other factors that could cause FHA to maintain or increase its share of the mortgage insurance market include: a further reduction in the premiums charged, or a shortening of the duration for which premiums are charged, for government mortgage insurance or a loosening of underwriting guidelines; imposition of additional loan level fees by the government sponsored entities (“GSEs”), Fannie Mae and Freddie Mac, on loans that require mortgage insurance; increases in GSE guaranty fees and the difference in the spread between Fannie Mae mortgage-backed securities (“MBS”) and Ginnie Mae MBS; and the implementation of new regulations under the Dodd-Frank Act and the Basel III Rules.
If the FHA or other government-sponsored mortgage insurance programs maintain or increase their share of the mortgage insurance market, our mortgage insurance business could be adversely affected. In addition to FHA and other federal mortgage insurance programs, lenders and investors may select other alternatives to private mortgage insurance, including: state-supported mortgage insurance funds in several states; lenders and other investors holding mortgages in portfolio and self-insuring; investors using credit enhancements other than mortgage insurance, using other credit enhancements in conjunction with reduced levels of mortgage insurance coverage, or accepting credit risk without credit enhancement; and lenders originating mortgages using “piggy-back” structures to avoid mortgage insurance, such as a first mortgage with an 80% loan-to-value and a second mortgage with a 10%, 15% or 20% loan-to-value (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value that has mortgage insurance.
Arch MI U.S. and other private mortgage insurers increasingly compete with well capitalized multiline reinsurers and capital markets alternatives to private mortgage insurance. In 2015, the GSEs expanded their respective mortgage credit risk transfer programs, which led to increased opportunities for multiline property/casualty reinsurers (including, among others, PartnerRe Ltd., Transatlantic Reinsurance Company, Everest Re Group Ltd. and RenaissanceRe Holdings Ltd.) and capital markets participants. Certain primary mortgage insurers use reinsurance as a form of capital relief. This has attracted additional reinsurers into the market and we are seeing increased competition as a result.
For other U.S. risk sharing products and non-U.S. mortgage insurance opportunities, we have also seen increased competition from well capitalized and highly rated multiline reinsurers. It is our expectation that the depth and capacity of competitors from this segment will continue to increase over the next several years as more credit risk is borne by private capital.
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
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIPRA for up to 84% of their respective losses for 2016, 83% for 2017, 82% for 2018, 81% for 2019 and 80% for 2020, in each case subject to a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages. The program trigger for calendar year 2016 is $120 million and will increase by $20 million per year until it becomes $200 million in 2020. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
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
A new European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC ("Solvency II"), took effect in full on January 1, 2016. Solvency II imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (EU) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by EIOPA. The Delegated Regulation sets out more detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU. Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort.
The Bermuda Monetary Authority has also implemented and imposed additional requirements on the companies it regulates, such as Arch Re Bermuda, in connection with Bermuda’s application to be recognized as fully equivalent with the regulatory standards applied to European reinsurance companies and insurance groups in accordance with Solvency II. In November 2015, the European Commission adopted a Delegated Act whereby Bermuda’s prudential framework was determined to be fully equivalent to the Solvency II regime. This Delegated Act is still subject to the approval of the European Parliament and the Council, who have up to three months to exercise their right of objection with the possibility of extending this period for a further three months.
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
As of December 31, 2015, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $7.30 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2015.
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
For our natural catastrophe exposed business, we seek to limit the amount of exposure we will assume from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor our exposure to catastrophic events, including earthquake and wind, and periodically reevaluate the estimated probable maximum pre-tax loss for such exposures. Our estimated probable maximum pre-tax loss is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. We seek to limit the probable maximum pre-tax loss to a specific level for severe catastrophic events. Currently, we seek to limit our 1-in-250 year return period net probable maximum loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity. We reserve the right to change this threshold at any time. Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones. Our loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. Catastrophe modeling is a discipline that utilizes a mix of historical data, scientific theory and mathematical methods. We believe that there is considerable uncertainty in the data and parameter inputs for insurance industry catastrophe models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophic event. This potential difference could be even greater for perils with less modeled annual frequency, such as U.S. earthquake, or less modeled annual severity, such as European windstorm. We are also reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following a catastrophic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events.” Depending on business opportunities and the mix of business that may comprise our insurance and reinsurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business.
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
The global recession and disruption of the financial markets has led to concerns over access to capital markets and the solvency of EU Member States, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, these countries. As of December 31, 2015, our investment portfolio does not contain significant investments in government bonds issued by Portugal, Ireland, Italy, Greece and Spain or in financial institutions that have significant direct or indirect exposure to debt issued by, or the economies of, those countries (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition, Liquidity and Capital Resources-Financial Condition-Investable Assets”). The continued uncertainty over the outcome of international financial support programs and the possibility that EU Member States may experience similar financial troubles could further disrupt global markets. Rating agency downgrades on certain European sovereign debt, as well as downgrades on certain European financial institutions, and growing concern of the potential default of government issuers or of a possible withdrawal by one or more EU Member States from the Eurozone and/or a break-up of the EU has further contributed to this uncertainty. The negative impact of these events on economic conditions and global markets could have an adverse effect on our business, financial condition and liquidity. For example, this crisis may cause the value of the European currencies, including the Euro, to further depreciate against the U.S. Dollar, which in turn could materially adversely impact Euro-denominated assets held in our investment portfolio or results of our European book of business. In addition, the applicable legal framework and the terms of our Euro-denominated insurance policies and reinsurance agreements generally do not address withdrawal by a member state from the Eurozone or a break-up of the EU, which could create uncertainty in our payment obligations and rights under those policies and agreements in the event that such a withdrawal or break-up does occur. Additionally, a contagion effect of a possible default of one or more EU Member States and/or their withdrawal from the Eurozone, or the failure of financial institutions, on the global economy, including other EU Member States and our counterparties located in those countries, or a break-up of the EU could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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

Unexpected political legislative or judicial developments related to coverage may adversely affect us.
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
Risks Relating to Our Company
The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2015.
The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance, reinsurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2015. Instead, our current loss reserves are primarily based on estimates of exposures on reported claims and estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not yet reported. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves. Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may, and likely will, deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
A downgrade in our ratings or our inability to obtain a rating for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.
Our operating insurance and reinsurance subsidiaries are rated by ratings agencies. Third-party rating agencies, such as A.M. Best, assess and rate the financial strength of insurers and reinsurers based upon criteria established by the rating agencies, which criteria are subject to change. Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. Insureds, insurers, ceding insurers, brokers and reinsurance intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often an important factor in the decision by an insured, ceding insurer, broker or intermediary of whether to place business with a particular insurance or reinsurance provider. Our financial strength ratings are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings assigned to us by them. Such ratings may be revised downward or revoked at the sole discretion of such ratings agencies in response to a variety of factors, including a minimum capital adequacy ratio, management, earnings, capitalization and risk profile. We can offer no assurances that our ratings will remain at their current levels. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect our relationships with agents, brokers, wholesalers, intermediaries, clients and other distributors of our existing products and services, as well as new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and have a material adverse impact on our financial condition and results of operations. In addition, a downgrade in ratings of certain of our operating subsidiaries would in certain cases constitute an event of default under our credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities” for a discussion of our credit facilities.
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
Technology breaches or failures, including, but not limited to, those resulting from a malicious cyber attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business and/or expose us to litigation.
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, power outages, theft, terrorist attacks, computer viruses, hackers, errors in usage and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which may contain duplicate or similar information to that in our computer systems, and these devices can be stolen, lost or damaged. Security breaches could expose us to the loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.
We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems, and we periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a comprehensive business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plan is routinely tested and evaluated for adequacy. Despite these safeguards, disruptions to and breaches of our information technology systems are possible. Because we rely on our technology systems for many critical functions, including connecting with our customers, if such systems were to fail or become outmoded, we may experience a significant disruption in our operations and in the business we receive and process, which could adversely affect our results of operations and financial condition.
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
Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. We continue to enhance our operating procedures and internal controls (including information technology initiatives and controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our goals are met. Any ineffectiveness in our controls or procedures could have a material adverse effect on our business.
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
We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2015, approximately 13.1% and 15.3% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2015. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or loss of all or a substantial portion of the business provided by these brokers could have a material adverse impact on our business, financial condition and results of operations.
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
In addition to exposure to credit risk related to our investment portfolio, reinsurance recoverables and reliance on brokers and other agents (each discussed elsewhere in this section), we are exposed to credit risk in other areas of our business related to policyholders. We are exposed to credit risk in our insurance group’s surety unit where we guarantee to a third party that our policyholder will satisfy certain performance or financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder. We are exposed to credit risk in our insurance group’s construction and national accounts units where we write large deductible insurance policies. Under these policies, we are typically obligated to pay the claimant the full amount of the claim (shown as “contractholder payables” on our consolidated balance sheets). We are subsequently reimbursed by the policyholder for the deductible amount (shown as “contractholder receivables” on our consolidated balance sheets), which can be a set amount per claim and/or an aggregate amount for all covered claims. As such, we are exposed to credit risk from the policyholder. We are also exposed to credit risk from policyholders on smaller deductibles in other insurance group lines, such as healthcare and excess and surplus casualty. Additionally, we write retrospectively rated policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). In this instance, we are exposed to credit risk to the extent the adjusted premium is greater than the original premium. While we generally seek to mitigate this risk through collateral agreements that require the posting of collateral in such forms as cash and letters of credit from banks, our efforts to mitigate the credit risk that we have to our policyholders may not be successful. Although we have not experienced any material credit losses to date, an increased inability of our policyholders to meet their obligations to us could have a material adverse effect on our financial condition and results of operations.
Our investment performance may affect our financial results and ability to conduct business.
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets managed by Arch consists of fixed maturities (76.5% as of December 31, 2015). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. Changing market conditions could materially affect the future valuation of securities in our investment portfolio, which could cause us to impair some portion of those securities. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
Foreign currency exchange rate fluctuation may adversely affect our financial results.
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange gains, excluding amounts reflected in the ‘other’ segment and recorded in the statement of income, were $62.6 million for 2015, compared to gains of $82.7 million for 2014 and losses of $12.3 million for 2013. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to certain subsidiaries, including to Arch Insurance Europe held in British Pounds Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.
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
In addition, our investment portfolio includes residential MBS. As of December 31, 2015, MBS constituted approximately 5.5% of cash and invested assets managed by Arch. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing is difficult, thus limiting prepayments on MBS.
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
Our portfolio includes commercial mortgage backed securities (“CMBS”). At December 31, 2015, CMBS constituted approximately 5.2% of cash and invested assets managed by Arch. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.
Also, in each year, a significant portion of our mortgage insurance premiums will be from mortgage insurance written in prior years. Accordingly, the length of time insurance remains in force, referred to as persistency, is a significant driver of mortgage insurance revenues. Factors affecting persistency include: current mortgage interest rates compared to those rates on mortgages subject to our insurance in force, which affects the likelihood of the insurance in force to be subject to lapse due to borrower refinancing; the amount of home equity, as homeowners with more equity in their homes can generally more readily move to a new residence or refinance their existing mortgage; and mortgage insurance cancellation policies of mortgage investors and the cancellation of borrower-paid mortgage insurance, either upon request of the borrower or as required by law based upon the amortization of the loan. If these or other factors cause the length of time our mortgage insurance policies remain in force to decline, our mortgage insurance revenues could be adversely affected.
Significant, continued volatility in financial markets, changes in interest rates, a lack of pricing transparency, decreased market liquidity, declines in equity prices and the strengthening or weakening of foreign currencies against the U.S. Dollar, individually or in tandem, could have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
On a quarterly basis, we perform reviews of our investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include: an analysis of the liquidity, business prospects and overall financial condition of the issuer; the time period in which there was a significant decline in value; the significance of the decline; and the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.
Certain of our investments are illiquid and are difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and strategic investments in joint ventures such as Watford Re and others, may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values.
The price of our common shares may be volatile.
There has been significant volatility in the market for equity securities. During 2015 and 2014, the price of our common shares fluctuated from a low of $57.67 to a high of $78.81 and from a low of $52.23 to a high of $60.10, respectively. On February 23, 2016, our common shares closed at a price of $68.16. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above and below, may have an adverse impact on the market price of our common stock: actual or anticipated variations in our quarterly results, including as a result of catastrophes or our investment performance; our share repurchase program; changes in market valuation of companies in the insurance and reinsurance industry; changes in expectations of future financial performance or changes in estimates of securities analysts; fluctuations in stock market processes and volumes; issuances or sales of common shares or other securities in the future; the addition or departure of key personnel; and announcements by us or our competitors of acquisitions, investments or strategic alliances.
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
We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including regulatory and rating agency requirements, our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to access the capital necessary to develop our business and replace, in a timely manner, our letters of credit facilities upon maturity. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources— Liquidity and Capital Resources.”

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
We may in the future make acquisitions either of other companies or selected blocks of business, expand our business lines or enter into joint ventures. Any future acquisitions may expose us to challenges and risks, including: integrating financial and operational reporting systems and establishing satisfactory budgetary and other financial controls; funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; obtaining management personnel required for expanded operations; obtaining necessary regulatory permissions; the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected; the assets and liabilities we may acquire may be subject to foreign currency exchange rate fluctuation; and financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
Our failure to manage successfully these operational challenges and risks may impact our results of operations. In addition, if the reserves established by us, as they relate to any acquired book of business, prove to be inadequate, then subject to whatever recourse we may have against the seller or reinsurers, we may be responsible for adverse development in such reserves.
If we are unable to continue to implement our U.S. mortgage insurance growth strategy, our financial results could be adversely affected.
On January 30, 2014, our U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company (renamed Arch MI U.S.). Prior to the acquisition, CMG Mortgage Insurance Company had been a GSE-approved mortgage insurance company limited to only credit union customers. Our growth strategy, which we are now in the third year of implementing, is to broaden Arch MI U.S.’s customer base to national and regional banks and other mortgage lenders, while maintaining and increasing Arch MI U.S.’s share of the mortgage insurance credit union market. The ultimate success of our strategy will depend upon, among other factors, our ability to: continue to maintain and develop business relationships with national and regional banks and other mortgage lenders, particularly the large lenders that originate a significant majority of low down payment mortgages in the U.S, and obtain their approvals as an authorized mortgage insurance provider; continue to develop and implement necessary e-commerce connectivity with new customers’ mortgage origination systems; maintain and expand business relationships with existing credit union customers; and retain and attract a capable workforce at Arch MI U.S. necessary to implement our U.S. mortgage insurance strategy.
Because of these factors, economic conditions and competitive dynamics, the extent to which we will be successful implementing our U.S. mortgage insurance strategy is uncertain. If we are unable to continue to attract new, and retain existing, customers and process business efficiently and reliably, our results of operations and financial condition could be adversely affected.
The ultimate performance of the mortgage insurance portfolio we acquired in connection with our acquisition of Arch MI U.S. remains uncertain.
CMG Mortgage Insurance Company incurred significant losses during the period 2008 to 2012. At the closing of the acquisition, CMG Mortgage Insurance Company had insurance in force of approximately $21.5 billion. The ultimate performance of the portfolio we acquired remains uncertain and subject to factors outside of our control, including, among others, changes in unemployment, home prices and interest rates in the U.S. Deteriorating economic conditions in the U.S. could adversely affect the performance of our acquired U.S. mortgage insurance portfolio and could adversely affect our results of operations and financial condition. Pursuant to the agreement related to the acquisition, we may pay additional consideration to the former owners of CMG Mortgage Insurance Company based on the actual results of CMG Mortgage Insurance Company’s pre-closing portfolio over an agreed upon period.
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
The size of the U.S. mortgage insurance market depends in large part upon the volume of low down payment home mortgage originations. Factors affecting the volume of low down payment mortgage originations include, among others: restrictions on mortgage credit due to stringent underwriting standards and liquidity issues affecting lenders; changes in mortgage interest rates and home prices, and other economic conditions in the U.S. and regional economies; population trends, including the rate of household formation; and U.S. government housing policy. A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our U.S. new insurance written and reduce mortgage insurance revenues.
If the role of the GSEs in the U.S. housing market changes, or if the GSEs change other policies or practices, the amount of insurance that we write could decrease.
The GSEs are the beneficiaries of the significant majority of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. Accordingly, changes in the following or other GSE policies could significantly affect our U.S. mortgage insurance operations: the amount of loans purchased by the GSEs that require mortgage insurance; the level of private mortgage insurance coverage lenders select when private mortgage insurance is used as the required credit enhancement on low down payment mortgages; GSE pricing, including the amount of loan level price adjustments and guaranty fees that the GSEs assess on loans that require mortgage insurance, which could reduce the demand for our products; loan eligibility standards for loans purchased by the GSEs, which impact the conforming mortgage loan origination market, including loan quality and availability; terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds required by law; purchases by the GSEs of credit enhancements other than mortgage insurance; whether the GSEs influence mortgage lenders’ selection of mortgage insurers providing coverage; and the size of loans that are eligible for purchase or guaranty by the GSEs.
The charters of the GSEs require credit enhancement for low down payment mortgages in order for such loans to be eligible for purchase or guarantee by the GSEs. Lenders have typically used mortgage insurance to satisfy GSE charter credit enhancement requirements. If the charters of the GSEs were amended to change or eliminate the acceptability of private mortgage insurance, our new mortgage insurance business could decline significantly. The GSEs have various loan purchase programs that allow for different levels of mortgage insurance coverage. Under “charter coverage,” certain lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters. The significant majority of Arch MI U.S.’s risk written in 2015 was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent that lower coverage is selected on GSE loans we insure in the future, Arch MI U.S.’s revenue would be reduced.
The GSEs are operating under the conservatorship of the Federal Housing Finance Agency. In conservatorship, the GSEs could change their practices with respect to mortgage insurance or individual mortgage insurers, which could affect mortgage insurance coverage required by the GSEs on mortgage loans or Arch MI U.S.’s status as an eligible mortgage insurer. In 2015, the GSEs expanded their mortgage credit risk transfer (CRT) programs; such transactions in 2015 generally did not include the purchase of private mortgage insurance from U.S. private mortgage insurers. Rather, these transactions led to increased opportunities for multiline property casualty reinsurers and capital markets participants. The GSEs’ practices also may be impacted by legislative or regulatory changes. The U.S. Congress is examining the role of the GSEs in the U.S. housing market and may implement structural and other changes to the GSEs. Since 2011, a number of legislative proposals have been introduced with regard to the future role of the GSEs, the structure of the secondary market and the role of the Federal government within the mortgage market. We cannot predict whether any of these proposals will become law or the impact any future legislation will have on our U.S. mortgage insurance operations.
As a result of the foregoing issues, it is uncertain what role the GSEs and the mortgage insurance industry will play in the housing finance system in the future or the impact of any such changes on Arch MI U.S. Changes in the roles of the GSEs or their practices could have a material adverse effect on our U.S. mortgage insurance business.
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
New GSE eligibility requirements for mortgage insurers could require us to contribute additional capital to Arch MI U.S. in the future, and could negatively impact our results of operations and financial condition, or reduce our operating flexibility.
Pursuant to their charters, the GSEs purchase low down payment loans insured by MIs that they determine to be qualified. Substantially all of Arch MI U.S.’s insurance written has been for loans sold to the GSEs. Fannie Mae and Freddie Mac have each published comprehensive requirements to become and remain a qualified mortgage insurer. In April 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The PMIERs became effective December 31, 2015 and apply to Arch MI U.S., which is a GSE-approved mortgage insurer. In addition to extensive requirements related to the operation of our mortgage insurance business, the PMIERs include revised financial requirements for mortgage insurers. These financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount.
No later than March 1, 2016, mortgage insurers must certify to the GSEs that they meet all of the requirements of the PMIERs or identify specific requirements that they do not meet. Mortgage insurers that have not met the financial requirements of the PMIERs by June 30, 2017 will be subject to remediation actions by the GSEs. Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2015. However, the available assets required to satisfy the revised financial requirements of the PMIERs at any point in time will be affected by many factors, including: macro-economic conditions, including the future performance of the housing market, which could negatively affect the performance of our mortgage insurance portfolio (including its loss development); the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the applicable time of measurement; and the manner in which the PMIERs are interpreted and applied by the GSEs, including their determinations of the amount of risk ceded to reinsurers that Arch MI U.S. may deduct in its calculation of minimum required assets.
As a result of these and other factors, the amount of capital required to satisfy the PMIERs may vary significantly over time. Primarily as a result of Arch MI U.S.’s projected insurance portfolio growth in 2016 and thereafter, we expect that we will need to contribute additional capital in the future to Arch MI U.S. to satisfy the PMIERs’ financial requirements. We cannot be sure that the capital required will not be materially higher than we anticipate or that we will be able to meet the capital requirements on an acceptable timetable, if at all. Further, increases in Arch MI U.S.’s capital in order to satisfy the PMIERs may decrease Arch MI U.S.’s return on capital unless it raises premiums, which may not be feasible due to competition.
There also can be no assurance that the GSEs will not make the PMIERs’ financial requirements more onerous in the future. The PMIERs provide that the tables of factors that determine minimum required assets may be updated to reflect changes in risk characteristics and macroeconomic conditions.
The PMIERs contain extensive requirements relating to the operation of our mortgage insurance business, including imposing additional operational requirements in areas such as claim processing, loss mitigation, underwriting, quality control, and reporting. The requirements in the PMIERs have caused us to make changes to our business practices and incur additional costs in order to achieve and maintain compliance with the PMIERs.
Under the PMIERs, Arch MI U.S. is deemed to be a “newly-approved insurer.” As a result, until January 2017, Arch MI U.S. is subject to additional PMIER requirements. See “Regulation—U.S. Insurance Regulation—GSE Qualified Mortgage Insurer Requirements.” While we intend to comply with these requirements, there can be no assurance that the GSEs will continue to treat Arch MI U.S. as an eligible mortgage insurer. The GSEs, as major purchasers of conventional mortgage loans in the United States, are the primary beneficiaries of Arch MI U.S.’s mortgage insurance coverage. If either or both of the GSEs were to cease to consider Arch MI U.S. an eligible mortgage insurer and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
The mix of business we write affects Arch MI U.S.’s losses and will affect its future compliance with the final PMIERs financial requirements.
Our mortgage insurance portfolio includes loans with loan-to-value ratios exceeding 95%, loans with FICO scores below 620, adjustable rate mortgages, or ARMs, reduced documentation loans and less than A-quality loans. Even when housing values are stable or rising, we expect higher default and claim rates for high loan-to-value loans, loans with lower

FICO scores, ARMs, reduced documentation loans, and less-than-A quality loans. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will adequately compensate us for future losses from these loans. From time to time, we change the types of loans that we insure and the requirements under which we insure them. In 2015, we modestly expanded our underwriting guidelines and we expect this trend to continue.
The geographic mix of Arch MI U.S.’s business could increase losses and harm our financial performance. We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. mortgage insurance business is concentrated. As of December 31, 2015, 4.8% of Arch MI U.S.’s primary risk-in-force was located in Florida, 5.6% was located in Texas and 8.8% was located in California. Historically, Arch MI U.S. has experienced higher levels of losses in Florida and California.
Arch MI U.S.’s minimum required assets under the PMIERs will be determined, in part, by the particular risk profiles of the loans it insures. If, absent other changes, Arch MI U.S.’s mix of business changes to include more loans with higher loan-to-value ratios or lower credit scores, it will have a higher minimum required asset amount under the PMIERs and, accordingly, be required to hold more capital in order to maintain GSE eligibility.
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
The NAIC, which reviews state insurance laws and regulations, has established a Mortgage Guaranty Insurance Working Group (“Working Group”) to make recommendations to the NAIC's Financial Condition Committee regarding changes to the NAIC’s Mortgage Guaranty Insurance Model Act. The Working Group has released a draft Model Act which includes proposed changes to minimum statutory capital requirements.
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
In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord, “Basel I,” which set out international benchmarks for assessing banks' capital adequacy requirements. In 2005, the Basel Committee issued “Basel II” which, among other things, governs the capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. In July 2013, federal agencies approved publication of final regulatory capital rules, called the “Basel III Rules.” With certain exceptions, the Basel III Rules became effective on January 1, 2014. If further implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure or does not provide sufficiently favorable treatment for the use of mortgage insurance, it could adversely affect the demand for mortgage insurance. In December 2015, the Basel Committee proposed for comment a revised capital framework that would assign risk-weights for mortgage assets based on the loan-to-value ratio of the loan at origination, without consideration of mortgage insurance. If that proposal is finalized as proposed, U.S. federal regulators could take a similar approach for U.S. institutions, which could adversely affect the demand for mortgage insurance.
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
Among other things, our bye-laws provide: for a classified board of directors, in which the directors of the class elected at each annual general meeting holds office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders; that the number of directors is determined by the board from time to time by a vote of the majority of our board; that directors may only be removed for cause, and cause removal shall be deemed to exist only if the director whose removal is proposed has been convicted of a felony or been found by a court to be liable for gross negligence or misconduct in the performance of his or her duties; that our board has the right to fill vacancies, including vacancies created by an expansion of the board; and for limitations on a shareholder’s right to raise proposals or nominate directors at general meetings. Our bye-laws provide that certain provisions which may have anti-takeover effects may be repealed or altered only with prior board approval and upon the affirmative vote of holders of shares representing at least 65% of the total voting power of our shares entitled generally to vote at an election of directors.
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
The bye-laws also provide that the affirmative vote of at least 66 2/3% of the outstanding voting power of our shares (excluding shares owned by any person (and such person’s affiliates and associates) that is the owner of 15% or more (a “15% Holder”) of our outstanding voting shares) shall be required for various corporate actions, including: merger or consolidation of the company into a 15% Holder; sale of any or all of our assets to a 15% Holder; the issuance of voting securities to a 15% Holder; or amendment of these provisions; provided, however, the supermajority vote will not apply to any transaction approved by the board.
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
Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, claims practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Governmental agencies may censure, impose fines, additional capital requirements or limitations on our operations, and/or impose criminal sanctions for violation of regulatory requirements. Moreover, insurance laws and regulations, among other things: establish solvency requirements, including minimum reserves and capital and surplus requirements; limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; impose restrictions on the amount and type of investments we may hold; require assessments through guaranty funds to pay claims of insolvent insurance companies; and require participation in state-assigned risk plans which may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds.
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
We are also subject to substantial regulation in other jurisdictions in which our subsidiaries and their branch offices conduct business, including the U.K., the EU Member States, Canada and Switzerland, and a number of our subsidiaries are subject to the financial and operational supervision of the PRA, FCA, OSFI or the CBOI.
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
Mortgage insurers have been involved in litigation alleging violations of the RESPA and the FCRA. RESPA generally precludes Arch MI U.S. from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. Violations of the referral fee limitations of RESPA may be enforced by the federal agencies, state attorneys general and state insurance commissioners, as well as by private litigants in class actions. In the past, a number of lawsuits and regulatory orders issued by the CFPB have challenged the actions of mortgage insurers, alleging that the insurers violated RESPA by entering into captive reinsurance arrangements or providing products or services, including contract underwriting, to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance. See “Regulation—U.S. Insurance Regulation—Real Estate Settlement Procedures Act of 1974.”
If our Bermuda principal operating subsidiary becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.
Arch Re Bermuda, our Bermuda insurance and reinsurance subsidiary, is a registered Bermuda Class 4 general business insurer and as a Class C long-term business insurer and has been designated as the Designated Insurer for group supervision purposes. As such, it is subject to regulation and supervision in Bermuda. See “Regulation—Bermuda Insurance Regulation.”
Bermuda’s statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy. We do not presently intend for Arch Re Bermuda to be admitted to do business in the U.S., U.K. or any jurisdiction other than Bermuda, although Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such reinsurers. We cannot assure you that insurance regulators in the U.S., U.K. or elsewhere will not review the activities or Arch Re Bermuda or its subsidiaries or agents and assert that Arch Re Bermuda is subject to such jurisdiction’s licensing requirements, or impose restrictions on Arch Re Bermuda as a condition for its being approved as a “certified reinsurer.”
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
Such an action should be successful upon proof that the sum of money is due and payable, and without having to prove the facts supporting the underlying judgment, as long as: the court which gave the judgment had proper jurisdiction over the parties to such judgment; such court did not contravene the rules of natural justice of Bermuda; such judgment was not obtained by fraud; the enforcement of the judgment would not be contrary to the public policy of Bermuda; no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda; and there is due compliance with the correct procedures under Bermuda law.
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
Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2015, our total consolidated long-term debt was $900.0 million. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares like our preferred shares, (1) dividends are payable only if declared by the board of directors of ACGL (or a duly authorized committee of the board) and (2) as described under “Risks Relating to Our Company—ACGL is a holding company and is dependent on dividends and other payments from its operating subsidiaries, which are subject to dividend restrictions, to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares,” we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

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
Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In this regard, the American Jobs Creation Act of 2004 (the “Jobs Act”) permits the IRS to re-allocate, re-characterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to prior law, which only covered source and character). The Jobs Act also eliminated the tax benefits available to a U.S. company that, after March 4, 2003, changed its legal domicile to a non-U.S. jurisdiction, a transaction commonly known as an inversion. We changed our legal domicile from the U.S. to Bermuda, but were not affected by the anti-inversion rule because our change in domicile occurred in November 2000. The American Infrastructure Investment and Improvement Act of 2008 as passed by the Senate Finance Committee would have made the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred after March 20, 2002. Although this modification would not affect ACGL, no assurance can be given that if reintroduced in the current Congress the final bill will not make the Jobs Act anti-inversion rule applicable retroactively to inversions that occurred on an earlier date, in which case ACGL could be adversely affected. A legislative proposal reintroduced in 2015 would treat certain foreign corporations as U.S. corporations if such corporation is primarily managed and controlled within the U.S. While we believe ACGL is not primarily managed and controlled within the U.S., there is no assurance that the proposal would not apply to ACGL. Another legislative proposal would treat a foreign corporation as a U.S. corporation if it is determined that the foreign corporation was formed or organized principally for the purpose of avoiding being treated as a U.S. corporation. It is uncertain whether this proposal would apply to ACGL, but it would adversely affect us if enacted and found to apply. Another legislative proposal has been introduced that would treat certain “tax haven CFCs” as U.S. corporations for federal income tax purposes. The term “tax haven CFC” would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to ACGL, which conducts its insurance and reinsurance businesses through its subsidiaries. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as ACGL. There is no assurance that this legislative proposal, if enacted, would not apply to ACGL or any of its non-U.S. subsidiaries. In addition, Congress has conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A legislative proposal in the House of Representatives as well as a prior Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. The Administration’s Fiscal Year 2017 Revenue Proposals contain a similar but more restrictive provision that would deny deductions for all premiums ceded to affiliated non-U.S. reinsurers, offset by an exclusion for any ceding commissions received or reinsurance recovered from such affiliates. Two legislative proposals (i.e., H.R. 3157 and S. 1963) introduced during the 112th Congress appeared to include a provision that is similar to the one contained in the Administration’s Fiscal Year 2017 Revenue Proposals. No similar proposal has been introduced in the current 114th Congress. In July 2015, the Senate Finance Committee’s International Tax Reform Working Group released a final report providing a loose framework for U.S. tax reform. While the final report discussed issues regarding foreign affiliate reinsurance, it did not recommend any specific proposal in this respect. Enactment of any such legislation or proposal described above as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect us.
In November 2013, the Senate Committee on Finance published two alternative Chairman’s Staff Discussion Drafts on reforming international business taxation. The drafts contain legislative proposals that, if enacted, could adversely affect us. The drafts include a provision to limit deductions for premium ceded to affiliated non-U.S. reinsurers, which is similar to the provision in the Administration’s Fiscal Year 2017 Revenue Proposals as described above. The drafts would repeal the portfolio interest exemption on U.S. corporate debt, which could significantly increase tax liabilities on our investment portfolio or cause us to increase investment in non-U.S. corporate debt. In February 2014, the House Ways and Means Committee Chairman Dave Camp published a tax reform proposal titled “Tax Reform Act of 2014,” which was subsequently introduced to the Congress in December 2014 (the “Camp bill”). The Camp bill contains several provisions that, if enacted, could adversely affect us. One provision is similar to the reinsurance premium disallowance provision contained in the Administration’s Fiscal Year 2017 Revenue Proposals as described above. Other provisions in the Camp bill would modify certain tax rules applicable to U.S. and non-U.S. insurance companies, which could adversely affect our U.S. federal income tax liabilities. The Camp bill has not been reintroduced in the current 114th Congress. In February 2016, the United States Treasury released a revised 2016 U.S. Model Income Tax Convention which contained several substantive changes to the 2006 U.S. Model Income Tax Convention. These changes outline the United States Treasury’s positions on related issues in the future treaty negotiations. While the changes would have no legal effect unless they are incorporated in the relevant income tax treaties through negotiation with other contracting states, there is no assurance that the adoption of any of the changes would not adversely affect income tax liabilities of us or any of our subsidiaries.
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
We may become subject to increased taxation in Bermuda and other countries as a result of the OECD's plan on “Base erosion and profit shifting.”
The OECD, with the support of the G20, initiated the “base erosion and profit shifting” (“BEPS”) project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. In October 2015, the OECD issued “final reports” in connection with the BEPS project. The final reports have been approved for adoption by the G20 finance ministers in November 2015. The final reports provide the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). The measures also contemplate the development of a multilateral instrument to incorporate and facilitate changes to tax treaties.
Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions to implement these standards, including country by country reporting. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than currently taxed, which may substantially increase our effective tax rate. Also, the adoption of these standards may increase the complexity and costs associated with tax compliance and adversely affect our financial position and results of operation.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office space in Bermuda where our principal offices are located. Our reinsurance group leases space for offices in the U.S., Bermuda, Europe, Canada and Dubai. Our insurance group leases space for offices in the U.S., Canada, Bermuda, Europe, South Africa and Australia. Our mortgage group leases space for offices in the U.S. and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2016.
ITEM 3. LEGAL PROCEEDINGS
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2015, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
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
MARKET INFORMATION
Our common shares are traded on the NASDAQ Stock Market under the symbol “ACGL.” The following table sets forth the high and low sales prices for our common shares for the two most recent fiscal years by quarter:

	2015		2014
	High	Low	High	Low
1st Quarter	$63.01	$57.67	$59.55	$52.23
2nd Quarter	$68.01	$59.78	$58.52	$55.61
3rd Quarter	$74.98	$64.28	$58.24	$52.98
4th Quarter	$78.81	$67.98	$60.10	$52.51
On February 23, 2016, the high and low sales prices and the closing price for our common shares as reported on the NASDAQ Stock Market were $68.59, $66.39 and $68.16, respectively.
HOLDERS
As of February 23, 2016, and based on information provided to us by our transfer agent and proxy solicitor, there were 1,053 holders of record of our common shares and approximately 23,000 beneficial holders of our common shares.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our common shares for the 2015 fourth quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
10/1/2015-10/31/2015	1,948	$75.89	—	$521,757
11/1/2015-11/30/2015	10,198	$73.95	—	$521,757
12/1/2015-12/31/2015	2,956	$70.10	—	$521,757
Total	15,102	$73.45	—	$521,757

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

(2)
Remaining amount available at December 31, 2015 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2016.

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

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2015 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
●	Arch Capital Group Ltd.	$100.00	$126.85	$149.98	$203.37	$201.36	$237.65
■	S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$99.75	$119.81	$165.69	$191.78	$210.05

(1)	Stock price appreciation plus dividends.

(2)	The above graph assumes that the value of the investment was $100 on December 31, 2010.

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

(U.S. dollars in thousands except share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data:
Net premiums written	$3,817,531	$3,891,938	$3,351,367	$3,052,235	$2,673,326
Net premiums earned	3,733,905	3,593,748	3,145,952	2,935,140	2,631,815
Net investment income	348,090	302,585	267,219	294,895	338,198
Equity in net income (loss) of investment funds accounted for using the equity method	25,455	19,883	35,701	73,510	(9,605)
Net realized gains	(185,842)	102,917	74,018	194,228	110,646
Total revenues	3,936,590	3,988,873	3,526,157	3,482,381	3,063,307
Income before income taxes	567,194	844,247	742,505	589,387	426,370
Net income	$526,582	$821,260	$709,731	$593,397	$436,163
Net (income) loss attributable to noncontrolling interests	11,156	13,095	—	—	—
Net income available to Arch	537,738	834,355	709,731	593,397	436,163
Preferred dividends	(21,938)	(21,938)	(21,938)	(25,079)	(25,844)
Loss on repurchase of preferred shares	—	—	—	(10,612)	—
Net income available to Arch common shareholders	$515,800	$812,417	$687,793	$557,706	$410,319
Diluted net income per share	$4.09	$6.02	$5.07	$4.03	$2.97
Cash dividends per share	—	—	—	—	—
After-tax operating income available to Arch common shareholders (1)	$565,199	$617,312	$595,715	$350,640	$303,382
After-tax operating income available to Arch common shareholders per share — diluted (1)	$4.48	$4.58	$4.39	$2.54	$2.19
After-tax operating return on average common equity (2)	9.7%	11.1%	11.7%	7.7%	7.2%
Weighted average common shares and common share equivalents outstanding — diluted	126,038,743	134,922,322	135,777,183	138,258,847	138,289,702

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

(2)	Equals after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity for each period presented.

(U.S. dollars in thousands except share data)	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total investable assets (1)	$16,340,938	$15,762,730	$14,049,525	$13,045,134	$12,316,205
Premiums receivable	983,443	948,695	753,924	688,873	501,563
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	1,867,373	1,812,845	1,804,330	1,870,037	1,851,584
Total assets	23,177,270	22,006,081	19,557,054	17,813,419	17,101,951
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	9,125,250	9,036,448	8,824,696	8,933,292	8,456,210
Net of unpaid losses and loss adjustment expenses recoverable	7,296,413	7,258,145	7,076,446	7,104,222	6,638,163
Unearned premiums:
Before prepaid reinsurance premiums	2,333,932	2,231,578	1,896,365	1,647,978	1,411,872
Net of prepaid reinsurance premiums	1,906,323	1,854,500	1,568,022	1,349,494	1,146,176
Senior notes	791,306	791,141	790,960	296,657	296,594
Revolving credit agreement borrowings	530,434	100,000	100,000	100,000	100,000
Total liabilities	16,028,376	14,887,435	13,909,558	12,644,541	12,509,877
Total shareholders’ equity	6,943,712	6,899,134	5,647,496	5,168,878	4,592,074
Total shareholders' equity available to Arch	6,204,881	6,130,053	5,647,496	5,168,878	4,592,074
Preferred shareholders' equity	325,000	325,000	325,000	325,000	325,000
Common shareholders' equity available to Arch	$5,879,881	$5,805,053	$5,322,496	$4,843,878	$4,267,074
Common shares outstanding, net of treasury shares (2)	122,627,783	127,367,934	133,674,884	133,842,613	134,358,345
Book value per common share (3)	$47.95	$45.58	$39.82	$36.19	$31.76

(1)	This table excludes the collateral received and reinvested and includes the securities pledged under securities lending agreements, at fair value.

(2)	Reflects the impact of our share repurchase program.

(3)	Excludes the effects of stock options and restricted stock units.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
Overview
Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $7.10 billion in capital at December 31, 2015 and, through operations in Bermuda, the United States, Europe and Canada, writes insurance and reinsurance on a worldwide basis. While we are positioned to provide a full range of property and casualty insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the insurance and reinsurance markets.
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
Current Outlook
The broad market environment continues to be competitive in our business reflecting a continuation of softening in pricing and broadening pressures on terms and conditions. This has been true in both our insurance and reinsurance property casualty segments and has led us to continue to reduce writings in certain lines in 2015. With the continued low interest rate environment, additional increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts.
Arch Mortgage Insurance Company (“Arch MI U.S.”) continues to expand into the U.S. mortgage insurance marketplace. As of December 31, 2015, Arch MI U.S. reviewed and approved 904 master policy applications from banks, and 460 of these clients have submitted loans to Arch MI U.S. In addition, Arch MI U.S. launched RateStar, a new risk-based pricing program, in the 2015 fourth quarter. RateStar uses a combination of loan characteristics and other risk factors to determine premium rates for each loan.
Our objective is to achieve an average operating return on average equity of 15% or greater over the insurance cycle, as opposed to any one calendar year, which we believe to be an attractive return to our common shareholders given the risks we assume. We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and continue to write a portion of our overall book in catastrophe-exposed business which has the potential to increase the volatility of our operating results.
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
Natural Catastrophe Risk
We monitor our natural catastrophe risk globally for all perils and regions, in each case, where we believe there is significant exposure. Our models employ both proprietary and vendor-based systems and include cross-line correlations for property, marine, offshore energy, aviation, workers compensation and personal accident. Currently, we seek to limit our 1-in-250 year return period net probable maximum pre-tax loss from a severe catastrophic event in any geographic zone to approximately 25% of total shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2016, our modeled peak zone catastrophe exposure is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $489 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $444 million and $362 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of January 1, 2016, our modeled peak zone earthquake exposure (Los Angeles area earthquake) represented approximately 58% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
Net probable maximum pre-tax loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones. The loss estimates shown above do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer a net loss greater than 25% of total shareholders' equity available to Arch from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event. Actual losses may also increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Natural and Man-Made Catastrophic Events.”

Financial Measures
Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for ACGL’s common shareholders:
Book Value per Common Share
Book value per common share represents total common shareholders’ equity available to Arch divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is the key driver of ACGL’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Book value per common share was $47.95 at December 31, 2015, a 5.2% increase from $45.58 at December 31, 2014. The growth in 2015 was primarily generated through underwriting returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, and net foreign exchange gains or losses, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to Arch common shareholders and has set an objective to achieve an average Operating ROAE of 15% or greater over the insurance cycle, as opposed to any one calendar year, which it believes to be an attractive return to common shareholders given the risks we assume. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 9.7% for 2015, compared to 11.1% for 2014 and 11.7% for 2013. The Operating ROAE for 2015 primarily reflected a lower level of underwriting income, reflecting current market conditions and changes in mix of business, compared to the 2014 and 2013 periods.
Total Return on Investments
Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses excluding amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.
The following table summarizes the pre-tax total return (before investment expenses) of investment managed by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2015	0.41%	-0.38%
Year Ended December 31, 2014	3.21%	2.58%
Year Ended December 31, 2013	1.28%	0.85%

(1)	Our investment expenses were approximately 0.35%, 0.28% and 0.26%, respectively, of average invested assets in 2015, 2014 and 2013.
Total return for our investment portfolio outperformed that of the benchmark return index in 2015 and primarily reflected returns on our investment grade fixed income portfolio and equities, partially offset by negative returns on non-investment grade fixed income and alternatives. Total return was impacted by strengthening of the U.S. Dollar against the Euro, Canadian Dollar, British Pound Sterling and other major currencies on non-U.S. Dollar denominated investments during 2015. Excluding foreign exchange, total return was 1.62% for 2015, compared to 4.26% for 2014 and 1.13% for 2013.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, we generally only adjust the composition of the benchmark return index to reflect changes in our investment portfolio’s currency mix and/or liability duration. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At December 31, 2015, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), an estimated duration of 3.51 years and included weightings to the following indices:

Weighting
The Bank of America Merrill Lynch 1-10 Year AA U.S. Corporate & Yankees Index	21.250%
The Bank of America Merrill Lynch 1-5 Year U.S. Treasury Index	13.000
The Bank of America Merrill Lynch U.S. Mortgage Backed Securities Index	10.000
The Bank of America Merrill Lynch 3-5 Year Fixed Rate Asset Backed Securities Index	7.000
The Bank of America Merrill Lynch 1-10 Year U.S. Municipal Securities Index	7.000
The Bank of America Merrill Lynch U.S. High Yield Constrained Index	5.500
The Bank of America Merrill Lynch 0-3 Month U.S. Treasury Bill Index	5.000
Barclays Capital CMBS Investment Grade, AAA Rated Index	5.000
Barclays Capital Agency Bullet 1-10 Year Index	5.000
MSCI All Country World Gross Total Return Index	5.000
The Bank of America Merrill Lynch 1-10 Year Euro Government Index	4.500
The Bank of America Merrill Lynch 5-10 Year U.S. Treasury Index	3.250
The Bank of America Merrill Lynch 1-5 Year U.K. Gilt Index	3.000
The Bank of America Merrill Lynch 1-10 Year Australian Governments Index	2.500
The Bank of America Merrill Lynch 1-5 Year Canada Government Index	1.500
The Bank of America Merrill Lynch Euro Government Index	1.000
The Bank of America Merrill Lynch 20+ Year Canada Government Index	0.500
Total	100.000%
Comment on Non-GAAP Financial Measures
Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, and net foreign exchange gains or losses, net of income taxes. The presentation of after-tax operating income available to Arch common shareholders is a “non-GAAP financial measure” as defined in Regulation G. The reconciliation of such measure to net income available to Arch common shareholders (the most directly comparable GAAP financial measure) in accordance with Regulation G is included under “Results of Operations” below.
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, and net foreign exchange gains or losses from the calculation of after-tax operating income available to Arch common shareholders.
We believe that showing net income available to Arch common shareholders exclusive of the items referred to above reflects the underlying fundamentals of our business since we evaluate the performance of and manage our underwriting to produce an underwriting profit. In addition to presenting net income available to Arch common shareholders, we believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this measure follows industry practice and, therefore, allows the users of financial information to compare our performance with our industry peer group. We believe that the equity analysts and certain rating agencies which follow us and the insurance industry as a whole generally exclude these items from their analyses for the same reasons.
RESULTS OF OPERATIONS
The following table summarizes, on an after-tax basis, our consolidated financial data, including a reconciliation of after-tax operating income available to Arch common shareholders to net income available to Arch common shareholders:

	Year Ended December 31,
	2015	2014	2013
After-tax operating income available to Arch common shareholders	$565,199	$617,312	$595,715
Net realized gains (losses), net of tax	(117,607)	122,863	73,844
Net impairment losses recognized in earnings, net of tax	(20,116)	(30,150)	(3,786)
Equity in net income (loss) of investment funds accounted for using the equity method, net of tax	24,519	19,235	35,738
Net foreign exchange gains (losses), net of tax	63,805	83,157	(13,718)
Net income available to Arch common shareholders	$515,800	$812,417	$687,793
After-tax operating income in both 2015 and 2014 reflected a lower level of losses from catastrophic events compared to 2013. Results in all periods presented reflected the impact of current insurance and reinsurance market conditions and the impact of low interest yields on the investment portfolio.
Segment Information
We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chairman and Chief Executive Officer of ACGL, the President and Chief Operating Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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

The mortgage segment includes the results of Arch MI U.S. and Arch Mortgage Insurance Designated Activity Company (“Arch MI Europe”), leading providers of mortgage insurance products and services to the U.S. and European markets, respectively. Arch MI U.S. is approved as an eligible mortgage insurer by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.” The mortgage segment also includes GSE credit risk-sharing transactions and mortgage reinsurance for the U.S. and Australian markets.
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
Insurance Segment
The following table sets forth our insurance segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Gross premiums written	$2,944,018	$3,008,669	(2.1)	$3,008,669	$2,712,509	10.9
Premiums ceded	(898,347)	(862,015)		(862,015)	(763,713)
Net premiums written	2,045,671	2,146,654	(4.7)	2,146,654	1,948,796	10.2
Change in unearned premiums	(863)	(129,284)		(129,284)	(72,782)
Net premiums earned	2,044,808	2,017,370	1.4	2,017,370	1,876,014	7.5
Other underwriting income	1,993	2,135		2,135	2,122
Losses and loss adjustment expenses	(1,292,647)	(1,260,953)		(1,260,953)	(1,188,445)
Acquisition expenses, net	(299,317)	(316,308)		(316,308)	(311,904)
Other operating expenses	(354,416)	(335,157)		(335,157)	(315,387)
Underwriting income (loss)	$100,421	$107,087	(6.2)	$107,087	$62,400	71.6

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	63.2%	62.5%	0.7	62.5%	63.3%	(0.8)
Acquisition expense ratio	14.6%	15.7%	(1.1)	15.7%	16.6%	(0.9)
Other operating expense ratio	17.3%	16.6%	0.7	16.6%	16.8%	(0.2)
Combined ratio	95.1%	94.8%	0.3	94.8%	96.7%	(1.9)
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

Premiums Written.
The following table sets forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Professional lines	$434,024	21	$476,604	22	$476,193	24
Programs	423,157	21	480,580	22	419,673	22
Construction and national accounts	299,463	15	286,994	13	271,110	14
Excess and surplus casualty	204,856	10	212,519	10	149,286	8
Property, energy, marine and aviation	203,186	10	244,640	11	280,551	14
Travel, accident and health	160,132	8	145,732	7	104,903	5
Lenders products	106,916	5	100,407	5	101,576	5
Other	213,937	11	199,178	9	145,504	8
Total	$2,045,671	100	$2,146,654	100	$1,948,796	100
2015 versus 2014: Net premiums written by the insurance segment were 4.7% lower in 2015 than in 2014. Decreases in programs, property, energy, marine and aviation and professional lines were partially offset by increases in travel, accident and health and construction and national accounts. The reduction in program business primarily reflected the non-renewal of a large program and underwriting decisions to terminate two programs while the lower level of property, energy, marine and aviation and professional lines reflected the timing of premiums and market conditions. Growth in travel, accident and health reflects primarily resulted from expansion in existing and new distribution channels while the increase in construction and national accounts included new business and higher audit and endorsement premium on national accounts.
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

Net Premiums Earned.
The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Professional lines	$424,968	21	$456,508	23	$491,791	26
Programs	446,512	22	460,392	23	386,840	21
Construction and national accounts	296,828	15	277,811	14	250,729	13
Excess and surplus casualty	208,091	10	182,024	9	118,395	6
Property, energy, marine and aviation	216,127	11	244,974	12	304,294	16
Travel, accident and health	153,578	8	127,691	6	97,135	5
Lenders products	90,906	4	94,438	5	99,847	5
Other	207,798	10	173,532	9	126,983	7
Total	$2,044,808	100	$2,017,370	100	$1,876,014	100
Net premiums earned by the insurance segment were 1.4% higher in 2015 than in 2014, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment were 7.5% higher in 2014 than in 2013.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2015	2014	2013
Current year	65.5%	65.4%	65.7%
Prior period reserve development	(2.3)%	(2.9)%	(2.4)%
Loss ratio	63.2%	62.5%	63.3%
Current Year Loss Ratio.
2015 versus 2014: The insurance segment’s current year loss ratio was 0.1 points higher in 2015 than in 2014. The 2015 loss ratio included 1.0 points of current year catastrophic event activity, compared to 0.7 points in 2014. The 2015 loss ratio reflected changes in the mix of business.
2014 versus 2013: The insurance segment’s current year loss ratio was 0.3 points lower in 2014 than in 2013. The 2014 loss ratio included 0.7 points of current year catastrophic event activity, compared to 1.2 points in 2013. The 2014 loss ratio reflected estimated margin expansion along with changes in the mix of business.
Prior Period Reserve Development.
2015 prior period reserve development: The insurance segment’s net favorable development of $47.2 million, or 2.3 points of net earned premium, consisted of $27.3 million of net favorable development from short-tailed lines and $19.9 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $32.4 million of net favorable development in property lines, primarily from the 2011 to 2014 accident years (i.e., the year in which a loss occurred). Contained within this short tail release was favorable development of $5.7 million from named catastrophic events from prior accident years. Net favorable development in medium-tailed and long-tailed lines of $19.9 million included $29.7 million of net favorable development on professional lines, primarily from the 2005 to 2010 accident years, partially offset by $15.0 million of net adverse development in program business, primarily from the 2013 and 2014 accident years. The adverse development in program business was driven by a few programs that were non-renewed in 2015 and early in 2016.
2014 prior period reserve development: The insurance segment’s net favorable development of $58.7 million, or 2.9 points of net earned premium, consisted of $73.5 million of net favorable development from short-tailed lines, partially offset by $14.8 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $60.5 million of net favorable development in property lines, primarily from the 2008 to 2013 accident years, with the balance emanating from lenders products, primarily from the 2012 accident year, and travel and accident, primarily from the 2012 and 2013 accident years. Contained within this short tail release was favorable development of $7.9 million from named catastrophic events from prior accident years. Net adverse development in medium-tailed and long-tailed lines of $14.8 million included a net increase of $41.3 million in construction reserves, primarily from the 2009 to 2013 accident years. The adverse development in construction was largely driven by general liability claims involving New York labor law matters. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, primarily from the 2011 and 2012 accident years. Such amounts were partially offset by $39.0 million of net favorable development on professional lines, primarily from the 2003 to 2011 accident years, and $7.8 million of net favorable development on surety business, primarily from the 2011 to 2013 accident years.
2013 prior period reserve development: The insurance segment’s net favorable development of $45.1 million, or 2.4 points of net earned premium, consisted of $67.0 million of net favorable development from short-tailed lines, partially offset by $21.9 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $62.4 million of net favorable development in property lines from the 2008 to 2011 accident years, with the balance emanating from lenders products, primarily from the 2011 and 2012 accident years, and travel and accident, primarily from the 2009 and 2010 accident years. Contained within this short tail release was favorable development of $15.9 million from named catastrophic events from prior accident years. Net adverse development in medium-tailed and long-tailed lines of $21.9 million included a net increase of $28.0 million in specialty casualty reserves. Such development primarily stemmed from losses in two captive programs written by the insurance segment's Canadian operation, which was partially offset by favorable development in non-captive business, and from three large excess casualty claims in the insurance segment's U.S. operation, all of the above in the more recent accident years. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, with nearly 90% of this development emanating from a single canceled program whose last inception year was 2011. Such amounts were partially offset by net favorable development spread across various lines and accident years.
Underwriting Expenses.
2015 versus 2014: The insurance segment’s underwriting expense ratio was 31.9% in 2015, compared to 32.3% in 2014. The acquisition expense ratio was 14.6% for 2015, compared to 15.7% for 2014. The insurance segment’s other operating expense ratio was 17.3% for 2015, compared to 16.6% for 2014. The comparison of the underwriting expense ratios and the underlying acquisition expense and other operating expense ratios reflects an increase in the level of business ceded on a quota share basis in 2015 and changes in the mix of business.
2014 versus 2013: The insurance segment’s underwriting expense ratio was 32.3% in 2014, compared to 33.4% in 2013. The acquisition expense ratio was 15.7% for 2014, compared to 16.6% for 2013. The 2014 acquisition expense ratio reflected changes in reinsurance usage and mix of business. The insurance segment’s other operating expense ratio was 16.6% for 2014, compared to 16.8% for 2013, reflecting the benefits of expense management and a higher level of net premiums earned.

Reinsurance Segment
The following table sets forth our reinsurance segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Gross premiums written	$1,419,022	$1,527,245	(7.1)	$1,527,245	$1,399,621	9.1
Premiums ceded	(380,614)	(261,254)		(261,254)	(86,620)
Net premiums written	1,038,408	1,265,991	(18.0)	1,265,991	1,313,001	(3.6)
Change in unearned premiums	38,727	13,337		13,337	(94,329)
Net premiums earned	1,077,135	1,279,328	(15.8)	1,279,328	1,218,672	5.0
Other underwriting income	10,606	3,167		3,167	5,258
Losses and loss adjustment expenses	(440,350)	(532,450)		(532,450)	(486,236)
Acquisition expenses, net	(223,632)	(261,438)		(261,438)	(234,373)
Other operating expense	(155,811)	(147,964)		(147,964)	(134,563)
Underwriting income	$267,948	$340,643	(21.3)	$340,643	$368,758	(7.6)

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	40.9%	41.6%	(0.7)	41.6%	39.9%	1.7
Acquisition expense ratio	20.8%	20.4%	0.4	20.4%	19.2%	1.2
Other operating expense ratio	14.5%	11.6%	2.9	11.6%	11.0%	0.6
Combined ratio	76.2%	73.6%	2.6	73.6%	70.1%	3.5
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

•
Other specialty: provides coverage to ceding company clients for proportional motor and other lines, including surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and political risk.

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

•
Other: includes life reinsurance business on both a proportional and non-proportional basis, casualty clash business and, in limited instances, non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.

Premiums Written.
The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Casualty	$303,093	29	$317,996	25	$306,304	23
Other specialty	298,794	29	405,126	32	417,865	32
Property excluding property catastrophe	280,511	27	343,043	27	292,536	22
Property catastrophe	91,620	9	137,471	11	220,749	17
Marine and aviation	50,834	5	50,444	4	64,380	5
Other	13,556	1	11,911	1	11,167	1
Total	$1,038,408	100	$1,265,991	100	$1,313,001	100

Pro rata	$537,556	52	$663,135	52	$692,024	53
Excess of loss	500,852	48	602,856	48	620,977	47
Total	$1,038,408	100	$1,265,991	100	$1,313,001	100
2015 versus 2014: Gross premiums written by the reinsurance segment in 2015 were 7.1% lower than in 2014, while net premiums written were 18.0% lower than in 2014. The differential in gross versus net premiums written primarily reflects increased cessions to the ‘other’ segment (Watford Re) in 2015 compared to 2014. In addition, the decline in net premiums written reflected reductions in property lines and other specialty business. The reduction in property catastrophe business reflected non-renewals and share decreases in response to current market conditions and a higher usage of retrocessional coverage while property excluding property catastrophe business in 2014 included an incoming unearned premium portfolio transfer of $50.2 million from Gulf Reinsurance Limited (“Gulf Re”) which was subsequently acquired in 2015. The decrease in other specialty business reflected non-renewals and share decreases in response to current market conditions, primarily in proportional motor contracts.
2014 versus 2013: Gross premiums written by the reinsurance segment in 2014 were 9.1% higher than in 2013, while net premiums written were 3.6% lower than in 2013. The differential in gross versus net premiums written primarily reflects the cession of premiums to the ‘other’ segment (Watford Re) which began in 2014. The decline in net premiums written reflected reductions in property catastrophe and marine and aviation business, partially offset by an increase in property excluding property catastrophe and casualty business. The reduction in property catastrophe and marine and aviation business reflected non-renewals and share decreases in response to current market conditions and a higher usage of retrocessional coverage. The growth in property excluding property catastrophe business in 2014 primarily resulted from the incoming unearned premium portfolio transfer from Gulf Re noted above. Growth in casualty premiums reflected new international motor business and quota shares of U.S. professional liability business.

Net Premiums Earned.
The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Casualty	$310,249	29	$327,518	26	$241,774	20
Other specialty	311,307	29	424,725	33	387,630	32
Property excluding property catastrophe	295,487	27	303,496	24	274,719	23
Property catastrophe	96,865	9	150,761	12	232,423	19
Marine and aviation	50,808	5	61,118	5	70,105	6
Other	12,419	1	11,710	1	12,021	1
Total	$1,077,135	100	$1,279,328	100	$1,218,672	100

Pro rata	$563,585	52	$686,201	54	$608,586	50
Excess of loss	513,550	48	593,127	46	610,086	50
Total	$1,077,135	100	$1,279,328	100	$1,218,672	100
Net premiums earned in 2015 were 15.8% lower than in 2014, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned in 2014 were 5.0% higher than in 2013.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2015	2014	2013
Current year	61.8%	62.5%	57.8%
Prior period reserve development	(20.9)%	(20.9)%	(17.9)%
Loss ratio	40.9%	41.6%	39.9%
Current Year Loss Ratio.
2015 versus 2014: The reinsurance segment’s current year loss ratio was 0.7 points lower in 2015 than in 2014. The 2015 loss ratio included 3.5 points for current year catastrophic event activity, compared to 3.5 points in 2014. The 2015 current year loss ratio reflected a significantly lower contribution from property lines than in 2014.
2014 versus 2013: The reinsurance segment’s current year loss ratio was 4.7 points higher in 2014 than in 2013. The 2014 loss ratio included 3.5 points for current year catastrophic event activity, compared to 5.4 points in 2013. The 2014 current year loss ratio reflected a significantly lower contribution from property catastrophe business than in 2013.
Prior Period Reserve Development.
2015 prior period reserve development: The reinsurance segment’s net favorable development of $224.8 million, or 20.9 points of net earned premium, consisted of $107.6 million from short-tailed lines and $117.2 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $80.9 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2014 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development of $11.8 million from named catastrophic events from prior accident years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2015. Net favorable development of $117.2 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $99.7 million, primarily from the 2003 to 2006 underwriting years and the 2008 and 2009 underwriting years, and marine and aviation reserves of $11.7 million, primarily from the 2008 to 2012 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.

2014 prior period reserve development: The reinsurance segment’s net favorable development of $267.3 million, or 20.9 points of net earned premium, consisted of $146.7 million from short-tailed lines and $120.6 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $107.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2013 underwriting years. Contained within this release was favorable development of $23.3 million from the named catastrophic events from prior accident years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2014. Net favorable development of $120.6 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $101.6 million, primarily from the 2003 to 2006 underwriting years and the 2009 and 2010 underwriting years, and marine and aviation reserves of $14.7 million, primarily from the 2008 to 2012 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
2013 prior period reserve development: The reinsurance segment’s net favorable development of $217.9 million, or 17.9 points of net earned premium, consisted of $111.1 million from short-tailed lines and $106.8 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $110.1 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2012 underwriting years. Contained within this release was favorable development of $28.6 million from the named catastrophic events from prior accident years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2013. Net favorable development of $106.8 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $98.8 million, primarily from the 2003 to 2009 underwriting years, and marine and aviation reserves of $8.1 million, primarily from the 2007 and 2009 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
Underwriting Expenses.
2015 versus 2014: The underwriting expense ratio for the reinsurance segment was 35.3% in 2015, compared to 32.0% in 2014. The acquisition expense ratio for 2015 was 20.8%, compared to 20.4% for 2014. The comparison of the 2015 and 2014 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions incurred. The operating expense ratio for 2015 of 14.5% was higher than the 2014 ratio of 11.6%, primarily reflecting a lower level of net premiums earned.
2014 versus 2013: The underwriting expense ratio for the reinsurance segment was 32.0% in 2014, compared to 30.2% in 2013. The acquisition expense ratio for 2014 was 20.4%, compared to 19.2% for 2013. The comparison of the 2014 and 2013 acquisition expense ratios is influenced by, among other things, the mix and type of business written and earned and the level of ceding commissions incurred. The operating expense ratio for 2014 of 11.6% was higher than the 2013 ratio of 11.0% primarily due to selected expansion of the reinsurance segment’s operating platform, partially offset by the benefits of a higher level of net premiums earned.

Mortgage Segment

The following table sets forth our mortgage segment’s underwriting results:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Gross premiums written	$295,557	$227,356	30.0	$227,356	$89,570	153.8
Premiums ceded	(28,064)	(22,519)		(22,519)	—
Net premiums written	267,493	204,837	30.6	204,837	89,570	128.7
Change in unearned premiums	(53,383)	(11,264)		(11,264)	(38,304)
Net premiums earned	214,110	193,573	10.6	193,573	51,266	277.6
Other underwriting income	18,430	4,840		4,840	259
Losses and loss adjustment expenses	(40,247)	(55,674)		(55,674)	(4,743)
Acquisition expenses, net	(45,076)	(49,400)		(49,400)	(17,826)
Other operating expense	(82,370)	(66,891)		(66,891)	(8,377)
Underwriting income	$64,847	$26,448	145.2	$26,448	$20,579	28.5

Underwriting Ratios			% Point Change			% Point Change
Loss ratio	18.8%	28.8%	(10.0)	28.8%	9.3%	19.5
Acquisition expense ratio	21.1%	25.5%	(4.4)	25.5%	34.8%	(9.3)
Other operating expense ratio	38.5%	34.6%	3.9	34.6%	16.3%	18.3
Combined ratio	78.4%	88.9%	(10.5)	88.9%	60.4%	28.5
Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2015	2014	2013
Net premiums written by client location
United States	$193,617	$184,333	$63,692
Other	73,876	20,504	25,878
Total	$267,493	$204,837	$89,570

Net premiums written by underwriting location
United States	$125,317	$98,809	$—
Other	142,176	106,028	89,570
Total	$267,493	$204,837	$89,570
2015 versus 2014: Net premiums written in 2015 included new Australian mortgage reinsurance business, which is primarily a single premium market, and an increase in business written by Arch MI U.S. to $121.1 million in 2015, compared to $98.8 million in 2014. The 2015 amount included $94.5 million from credit union clients and $26.6 million from banks and other mortgage lenders, compared to $90.0 million from credit union clients and $8.8 million from banks and other originators for 2014. The persistency rate of the Arch MI U.S. portfolio of mortgage loans was 75.6% at December 31, 2015. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period. In addition, net premiums written in 2015 reflected an increase in GSE credit risk-sharing transactions accounted for under insurance accounting guidance.
2014 versus 2013: Growth in net premiums written between 2013 and 2014 primarily resulted from the acquisition of Arch MI U.S. In addition, net premiums written included $32.5 million from the 100% quota share indemnity reinsurance agreement with PMI Mortgage Insurance Co., in Rehabilitation (“PMI”) for performing certificates of insurance that were issued by PMI from 2009 to 2011, along with growth in U.S. mortgage reinsurance business.
Arch MI U.S. generated $10.27 billion of new insurance written (“NIW”) during 2015, of which approximately 54% was from banks and other non-credit union mortgage originators. NIW represents the original principal balance of all loans that received coverage during the period.

The following table provides details on the NIW generated by Arch MI U.S.:

(U.S. Dollars in millions)	Three Months Ended								Year Ended
	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Total new insurance written (NIW)	$2,575		$3,179		$2,709		$1,808		$10,271

Total NIW by credit quality (FICO score):
>=740	$1,543	60	$1,973	62	$1,723	64	$1,064	59	$6,303	61
680-739	842	33	976	31	842	31	602	33	3,262	32
620-679	190	7	230	7	143	5	142	8	705	7
<620	—	—	—	—	1	—	—	—	1	—
Total	$2,575	100	$3,179	100	$2,709	100	$1,808	100	$10,271	100

Total NIW by LTV:
95.01% and above	$164	6	$219	7	$165	6	$86	5	$634	6
90.01% to 95.00%	1,164	45	1,458	46	1,227	45	682	38	4,531	44
85.01% to 90.00%	856	33	1,054	33	908	34	583	32	3,401	33
85.01% and below	391	15	448	14	409	15	457	25	1,705	17
Total	$2,575	100	$3,179	100	$2,709	100	$1,808	100	$10,271	100

Total NIW purchase vs. refinance:
Purchase	$1,923	75	$2,483	78	$1,830	68	$918	51	$7,154	70
Refinance	652	25	696	22	879	32	890	49	3,117	30
Total	$2,575	100	$3,179	100	$2,709	100	$1,808	100	$10,271	100
Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by client location and underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2015	2014	2013
Net premiums earned by client location
United States	$202,930	$187,194	$49,045
Other	11,180	6,379	2,221
Total	$214,110	$193,573	$51,266

Net premiums earned by underwriting location
United States	$113,062	$92,236	$—
Other	101,048	101,337	51,266
Total	$214,110	$193,573	$51,266
Net premiums earned for 2015 was substantially higher than in 2014, primarily due to the growth of Arch MI U.S.’s business along with a higher earned contribution from the mortgage segment’s quota share reinsurance business. Growth from 2013 to 2014 primarily reflects the acquisition of Arch MI U.S.
Other Underwriting Income.
Other underwriting income for 2015 was $18.4 million, compared to $4.8 million for 2014. Such amounts primarily relate to GSE credit risk-sharing products accounted for as derivative instruments.

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2015	2014	2013
Current year	24.5%	29.3%	11.2%
Prior period reserve development	(5.7)%	(0.5)%	(1.9)%
Loss ratio	18.8%	28.8%	9.3%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established during 2015.
The mortgage segment’s current year loss ratio was 4.8 points lower in 2015 compared to 2014 and 18.1 points higher in 2014 compared to 2013. The current year loss ratio for 2015 reflects changes in the mix of business earned, when compared to 2014, and the impact of a decrease in the number of delinquent loans and a lower claim rate on such loans. The higher current year loss ratio for 2014 compared to 2013 primarily resulted from changes in the mix of business earned, resulting from our acquisition of Arch MI U.S.
The mortgage segment’s net favorable development of $12.3 million, or 5.7 points of net earned premium, included $11.1 million of favorable development on Arch MI U.S. business, primarily reflecting a decrease in established claim rates on delinquent loans. Such development was primarily from the 2003 to 2008 origination years. The mortgage segment also experienced net favorable development of $1.2 million on U.S. mortgage reinsurance business.
Underwriting Expenses.
 2015 versus 2014: The underwriting expense ratio for the mortgage segment was 59.6% for 2015, compared to 60.1% for 2014. The acquisition expense ratio was 21.1% for 2015, compared to 25.5% for 2014. The operating expense ratio was 38.5% for 2015, compared to 34.6% for 2014. The increase in the underwriting expense ratio reflects the expansion of the mortgage segment’s underwriting platform in 2015. The underwriting expense ratio is expected to stay at an elevated rate until Arch MI U.S. reaches scale with respect to non-credit union clientele.
2014 versus 2013: The underwriting expense ratio for the mortgage segment was 60.1% for 2014, compared to 51.1% for 2013. The acquisition expense ratio was 25.5% for 2014, compared to 34.8% for 2013. The operating expense ratio was 34.6% for 2014, compared to 16.3% for 2013. The increase in the underwriting expense ratio reflects the addition of Arch MI U.S. in 2014.

Other Segment
As noted earlier, the ‘other’ segment includes the results of Watford Re. See note 4, “Variable Interest Entity and Noncontrolling Interests” and note 5, “Segment Information,” of the notes accompanying our consolidated financial statements for additional information. The following table sets forth the results of our ‘other’ segment:

	Year Ended December 31,
	2015	2014
Gross premiums written	$488,899	$288,627
Premiums ceded	(22,940)	(14,171)
Net premiums written	465,959	274,456
Change in unearned premiums	(68,107)	(170,979)
Net premiums earned	397,852	103,477
Other underwriting income	4,468	—
Losses and loss adjustment expenses	(277,659)	(70,173)
Acquisition expenses, net	(113,451)	(30,116)
Other operating expenses	(14,919)	(6,268)
Underwriting income (loss)	(3,709)	(3,080)

Net investment income	76,410	18,249
Other expenses	—	(2,329)
Net realized gains (losses)	(86,709)	(30,467)
Interest expense	(4,356)	—
Net foreign exchange gains (losses)	3,494	1,086
Net income (loss)	(14,870)	(16,541)
Dividends attributable to redeemable noncontrolling interests (1)	(18,828)	(14,728)
Net income (loss) attributable to common interests	(33,698)	(31,269)
Amounts attributable to nonredeemable noncontrolling interests (1)	29,984	27,823
Net income (loss) available to Arch	$(3,714)	$(3,446)
Underwriting Ratios
Loss ratio	69.8%	67.8%
Acquisition expense ratio	28.5%	29.1%
Other operating expense ratio	3.7%	6.1%
Combined ratio	102.0%	103.0%

Total investable assets	$1,696,107	$1,163,240
Total assets	2,122,332	1,482,516
Total liabilities	1,072,102	398,660
(1) Recorded as ‘net (income) loss attributable to noncontrolling interests’ in the consolidated statements of income.
Other Income or Expense Items (excluding amounts related to the ‘other’ segment)
Net Investment Income. The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities	$241,389	$257,387	$249,833
Term loan investments	19,290	21,521	20,608
Equity securities	14,339	13,005	8,919
Short-term investments	574	904	1,259
Other (1)	41,721	28,803	19,710
Gross investment income	317,313	321,620	300,329
Investment expenses (2)	(45,633)	(37,284)	(33,110)
Net investment income	$271,680	$284,336	$267,219
(1)     Amounts include dividends and income distributions on investment funds and other items.

(2)	Investment expenses were approximately 0.35% of average invested assets for 2015, compared to 0.28% for 2014 and 0.26% for 2013.

The pre-tax investment income yield was 2.06% for 2015, compared to 2.08% for 2014 and 2.12% for 2013. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the decrease in the pre-tax investment income yield, due in part to the prevailing interest rate environment. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Other Income (Loss). We record income or loss from certain investments using the equity method on a three month lag basis based on the availability of their financial statements, including income or loss on our investment in Gulf Reinsurance Limited (“Gulf Re”) for the period prior to the closing of our acquisition of Gulf Re on May 14, 2015. In addition, other income (loss) from time to time includes certain non-recurring items. We recorded a loss of $0.4 million for 2015, compared to a loss of $10.3 million for 2014, and a loss of $0.6 million for 2013. Results for 2014 reflected $14.1 million of losses from Gulf Re, which experienced a number of large technical risk losses.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method. We recorded $25.5 million of equity in net income for 2015, compared to $19.9 million for 2014 and $35.7 million for 2013. We use the equity method on certain investment funds due to their ownership structure, which are typically structured as limited partnerships, where we do not have a controlling interest and are not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Certain of these funds employ leverage to achieve a higher rate of return on their assets under management. While leverage presents opportunities for increasing the total return of such investments, it may increase losses as well. Fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of our reported results of operations. Investment funds accounted for using the equity method totaled $593.0 million at December 31, 2015, compared to $349.0 million at December 31, 2014.
Net Realized Gains (Losses). We recorded net realized losses of $99.1 million for 2015, compared to net realized gains of $133.4 million and $74.0 million, respectively, for 2014 and 2013. Currently, our portfolio is actively managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily resulted from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also included changes in the fair value of assets and liabilities accounted for using the fair value option along with remeasurement of the contingent consideration liability related to our purchase of CMG Mortgage Insurance Company and its affiliated mortgage insurance companies (the “CMG Entities”). See note 2, “Businesses Acquired—Mortgage Insurance Operations,” and note 8, “Investment Information—Net Realized Gains (Losses),” of the notes accompanying our consolidated financial statements for additional information.
Net Impairment Losses Recognized in Earnings. On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. For 2015, we recorded $20.1 million of credit related impairments in earnings, compared to $30.2 million in 2014 and $3.8 million in 2013. The impairment losses recorded in 2015 primarily related to corporate bonds based on information received from external investment managers, due to foreign currency fluctuations on non-U.S. Dollar denominated investments based on the remaining time to maturity, on equity securities and on structured securities based on changes in expected recovery values. See note 8, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.
Other Expenses. Other expenses, which are included in our other operating expenses and part of corporate and other (non-underwriting), were $49.7 million for 2015, compared to $47.6 million for 2014 and $42.4 million for 2013. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.
Interest Expense. Interest expense was $41.5 million for 2015, compared to $45.6 million for 2014 and $27.1 million for 2013. Interest expense includes periodic reassessments of a deposit accounting liability (i.e., a contract that, in accordance with GAAP, does not pass risk transfer). In the 2015 second quarter, we recorded an $8.4 reduction in interest expense, compared to $8.2 million in the 2014 third quarter. Both reductions resulted from reassessments of the estimated ultimate liability due to a determination that paid losses were expected to be lower than previously anticipated. The higher level of interest expense for 2015 and 2014 compared to 2013 primarily resulted from interest related to the $500.0 million of 5.144% senior notes issued by Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) in December 2013.
Net Foreign Exchange Gains or Losses. Net foreign exchange gains for 2015 were $62.6 million, compared to net foreign exchange gains for 2014 of $82.7 million and net foreign exchange losses for 2013 of $12.3 million. Amounts in all periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date. Changes in the value of investments held in foreign currencies due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders’ equity and are not included in the consolidated statements of income. We have not matched a portion of our projected liabilities in foreign currencies with investments in the same currencies and may not match such amounts in future periods, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity.
Income Tax Expense. Our income tax provision on income before income taxes resulted in an expense of 7.0% for 2015, compared to an expense of 2.7% for 2014 and an expense of 4.4% for 2013. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. See note 13, “Income Taxes,” of the notes accompanying our consolidated financial statements for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2015, 2014 and 2013.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2015. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.
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

At December 31, 2015 and 2014, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2015	2014
Insurance:
Case reserves	$1,434,986	$1,459,040
IBNR reserves	3,080,122	3,066,962
Total net reserves	4,515,108	4,526,002
Reinsurance:
Case reserves	699,860	794,838
Additional case reserves	99,343	97,413
IBNR reserves	1,593,186	1,658,468
Total net reserves	2,392,389	2,550,719
Mortgage:
Case reserves	86,278	96,092
IBNR reserves	23,211	21,709
Total net reserves	109,489	117,801
Other:
Case reserves	64,875	12,010
Additional case reserves	5,199	—
IBNR reserves	209,353	51,613
Total net reserves	279,427	63,623
Total:
Case reserves	2,285,999	2,361,980
Additional case reserves	104,542	97,413
IBNR reserves	4,905,872	4,798,752
Total net reserves	$7,296,413	$7,258,145
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
At December 31, 2015 and 2014, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2015	2014
Professional lines (1)	$1,346,882	$1,453,770
Construction and national accounts	876,278	806,007
Programs	687,405	669,601
Excess and surplus casualty (2)	682,286	683,305
Property, energy, marine and aviation	330,104	407,730
Travel, accident and health	64,537	60,888
Lenders products	44,273	40,579
Other (3)	483,343	404,122
Total net reserves	$4,515,108	$4,526,002

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
The initial reserving method for our insurance operations to date has been, to a large extent, the expected loss method, which is commonly applied when limited loss experience exists. Our insurance operations employ a number of different reserving methods depending on the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, such techniques have been given more weight in the reserving process due to the continuing maturation of their Loss Reserves and the increased availability and credibility of the historical experience. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our insurance operations through December 31, 2015 in some lines of business. See below for a discussion of the key assumptions in our insurance operations’ reserving process.
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, our reinsurance operations assume that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that our reinsurance operations must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2015 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.
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
At December 31, 2015 and 2014, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2015	2014
Casualty	$1,386,084	$1,432,203
Other specialty	420,865	448,418
Property excluding property catastrophe	301,757	346,610
Marine and aviation	137,969	139,318
Property catastrophe	94,991	128,436
Other	50,723	55,734
Total net reserves	$2,392,389	$2,550,719
Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to our reinsurance operations through December 31, 2015 in some lines of business. See below for a discussion of the key assumptions in our reinsurance operations’ reserving process.
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
Mortgage Operations
Our U.S. mortgage insurance operations establish case reserves for loans that have been reported as delinquent by loan servicers as well as those that are delinquent but not reported, or IBNR. Our U.S. mortgage insurance operations also reserve for the expenses of adjusting claims related to these delinquencies. The trigger that creates a reserve estimate is that an insured loan is two payments in arrears, and the date of the second missed payment is considered to be the accident date. The actuarial reviews and documentation created in the reserving process are completed in accordance with generally accepted actuarial standards. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.
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
The following table provides supplemental disclosures for our U.S. mortgage insurance operations related to insured loans and loss metrics:

(U.S. Dollars in thousands, except loan count)		Three Months Ended			Year Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2015
Rollforward of insured loans in default:
Beginning delinquent number of loans	2,757	2,850	3,006	3,474	3,474
Plus: new notices	1,134	1,196	1,145	1,190	4,665
Less: cures	(987)	(1,057)	(1,011)	(1,376)	(4,431)
Less: paid claims	(205)	(233)	(292)	(288)	(1,018)
Less: delinquent rescissions and denials	3	1	2	6	12
Ending delinquent number of loans	2,702	2,757	2,850	3,006	2,702

Ending percentage of loans in default	1.8%	1.9%	2.1%	2.3%

Losses:
Number of claims paid	205	233	292	288	1,018
Total paid claims	$8,093	$9,036	$12,672	$12,180	$41,981
Average per claim	$39.5	$38.8	$43.4	$42.3	$41.2
Severity (1)	96.2%	91.7%	97.0%	97.1%	95.8%

Average reserve per default	$29.1	$30.6	$32.9	$33.1
(1)     Represents total paid claims divided by RIF of loans for which claims were paid.
Loss Reserves for our mortgage operations’ reinsurance business and GSE credit-risk sharing transactions are comprised of (1) case reserves for claims reported and (2) IBNR reserves. Our mortgage reinsurance operations receive reports of delinquent loans and claims notices from ceding companies and record case reserves based upon the amount of reserves recommended by the ceding company. In addition, specific claim and delinquency information reported by ceding companies is used in the process of estimating IBNR reserves.
Other Operations
Loss Reserves for Watford Re are comprised of case reserves, ACRs and IBNR losses. For all business assumed by Watford Re, we act as reinsurance underwriting manager, provide actuarial and risk management services and recommend a level of Loss Reserves to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions. The estimation of Loss Reserves for Watford Re is subject to the same risk factors as the estimation of Loss Reserves for our underwriting operations as described earlier. Watford Re performs its own reserve reviews and sets its Loss Reserves independently.
Potential Variability in Loss Reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2015 by underwriting segment (excluding the ‘other’ segment). The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2015, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2015, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months	(5) points	(3) months
Third party occurrence business (1)	10	6	(10)	(6)
Third party claims-made business (2)	10	6	(10)	(6)
All other (3)	10	6	(10)	(6)

Increase (decrease) in Loss Reserves, net:
Property, energy, marine and aviation	$17,188	$28,322	$(17,188)	$(15,269)
Third party occurrence business (1)	199,716	106,696	(199,716)	(96,972)
Third party claims-made business (2)	116,278	135,998	(116,278)	(104,569)
All other (3)	119,266	118,536	(119,266)	(92,447)

(1)	Third party occurrence business includes casualty, construction, national accounts and excess workers’ compensation business.

(2)	Third party claims-made business includes executive assurance, healthcare and professional liability business.

(3)	All other includes programs, surety, lenders products, travel and accident and other business.

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months	(10) points	(6) months
Other specialty	5	3	(5)	(3)
Property excluding property catastrophe	5	3	(5)	(3)
Property catastrophe	5	3	(5)	(3)
Marine and aviation	5	3	(5)	(3)
Other	5	3	(5)	(3)

Increase (decrease) in Loss Reserves, net:
Casualty	$117,665	$136,212	$(117,665)	$(113,554)
Other specialty	44,134	27,025	(44,134)	(39,745)
Property excluding property catastrophe	17,413	37,349	(17,413)	(35,609)
Marine and aviation	7,931	12,090	(7,931)	(12,040)
Property catastrophe	8,204	13,261	(8,204)	(8,997)
Other	3,845	2,029	(3,845)	(1,927)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2015 and are not meant to be a “best case” or “worst case” series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2015 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 33% of the unpaid principal balance at December 31, 2015), we estimated that our loss reserves would change by approximately $3 million at December 31, 2015. For every one percentage point change in our overall net default to claim rate (which we estimate to be approximately 54% at December 31, 2015), we estimated a $2 million change in our loss reserves at December 31, 2015.
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
At December 31, 2015, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	December 31, 2015
	Insurance	Reinsurance	Mortgage	Total
Total net reserves (1)	$4,515,108	$2,392,389	$109,489	$7,016,986

Simulation results:
90th percentile (2)	$5,460,582	$3,033,490	$131,036	$8,303,258
10th percentile (3)	$3,653,196	$1,844,032	$89,404	$5,848,271

(1)	Excludes amounts reflected in the ‘other’ segment.

(2)	Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(3)	Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

The simulation results shown for each segment do not add to the total simulation results, as the individual segment simulation results do not reflect the diversification effects across our segments. For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.29 billion, or $10.20 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.17 billion, or $9.27 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2015.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows for the last four quarters:

(U.S. Dollars in millions)	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. mortgage insurance	$27,101	36	$25,697	40	$24,175	42	$22,984	41
Mortgage reinsurance	20,876	27	19,550	30	19,245	33	20,262	36
Other (3)	28,415	37	19,357	30	14,734	25	12,944	23
Total	$76,392	100	$64,604	100	$58,154	100	$56,190	100
Risk In Force (RIF) (2):
U.S. mortgage insurance	$6,826	59	$6,467	63	$6,053	64	$5,733	62
Mortgage reinsurance	3,464	30	3,008	29	2,776	29	2,936	32
Other (3)	1,206	11	796	8	679	7	616	7
Total	$11,496	100	$10,271	100	$9,508	100	$9,285	100

Ending number of policies in force	148,943		143,335		137,724		133,079

(1)	Represents the aggregate dollar amount of each insured’s mortgage loan’s original principal balance.

(2)
Represents the aggregate dollar amount of each insured’s mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

(3)	Includes GSE credit risk-sharing products and international insurance business.

For each quarter end in 2015, the following table provides supplemental disclosures for our U.S. mortgage insurance operations’ risk in force:

(U.S. Dollars in millions)	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
Total RIF by credit quality (FICO):
>=740	$3,763	55	$3,532	55	$3,238	54	$3,009	53
680-739	2,237	33	2,114	33	1,994	33	1,895	33
620-679	717	11	705	11	696	12	698	12
<620	109	2	116	2	125	2	131	2
Total	$6,826	100	$6,467	100	$6,053	100	$5,733	100
Weighted average FICO score	738		737		735		734

Total RIF by Loan-to-Value (LTV):
95.01% and above	$1,050	15	$1,045	16	$1,093	18	$1,102	19
90.01% to 95.00%	3,472	51	3,252	50	2,959	49	2,742	48
85.01% to 90.00%	1,942	29	1,831	28	1,685	28	1,590	28
85.00% and below	362	5	339	5	316	5	299	5
Total	$6,826	100	$6,467	100	$6,053	100	$5,733	100
Weighted average LTV	93.0%		93.2%		93.2%		93.3%

Total RIF by State:
California	$599	9	$570	9	$527	9	$492	9
Wisconsin	581	9	574	9	554	9	536	9
Texas	380	6	355	6	325	5	307	5
Florida	327	5	310	5	297	5	280	5
Minnesota	315	5	306	5	291	5	278	5
Washington	259	4	247	4	243	4	234	4
Massachusetts	249	4	235	4	217	4	213	4
Michigan	230	3	220	3	200	3	186	3
New York	223	3	212	3	197	3	189	3
Virginia	218	3	213	3	215	4	206	4
Others	3,445	51	3,225	50	2,987	49	2,812	49
Total	$6,826	100	$6,467	100	$6,053	100	$5,733	100

Weighted average coverage (1)	25.2%		25.2%		25.0%		24.9%
Analysts’ persistency (2)	75.6%		76.0%		78.3%		79.6%
Risk-to-capital ratio (3)	10.5:1		10.1:1		9.7:1		9.3:1

(1)	Represents the end of period RIF divided by end of period IIF.

(2)	Represents the percentage of IIF at the beginning of a 12-month period that remained in force at the end of the period.

(3)	Represents total current (non-delinquent) RIF, net of reinsurance, divided by total statutory capital. Ratio calculated for Arch Mortgage Insurance Company only (estimate for December 31, 2015).

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
The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance and reinsurance operations have been successful in obtaining adequate reinsurance and retrocessional protection, it is not certain that they will be able to continue to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, our insurance and reinsurance operations may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements and may lead to increased volatility in our results of operations in future periods. See “Risk Factors—Risks Relating to Our Industry—

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Our insurance operations had in effect during 2015 a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $200 million in excess of a $150 million retention per occurrence, consistent with the program in place for 2014. In the 2016 first quarter, our insurance operations renewed its reinsurance program with the same limits.
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 20.4% of gross premiums written for 2015, compared to 19.6% for 2014 and 20.1% for 2013. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding our ability to collect amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See “Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables” for further details.
Premium Revenues and Related Expenses
Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in our insurance operations’ programs, specialty lines, collateral protection business and for participation in involuntary pools. The amount of such insurance premium estimates, included in premiums receivable and other assets, was $81.9 million at December 31, 2015, compared to $88.0 million at December 31, 2014. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.
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

The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Gross Amount	Acquisition Expenses	Net Amount	Gross Amount	Acquisition Expenses	Net Amount

Casualty	$185,334	$(57,236)	$128,098	$142,071	$(45,193)	$96,878
Other specialty	138,242	(41,055)	97,187	116,719	(28,881)	87,838
Property excluding property catastrophe	62,786	(19,975)	42,811	39,874	(10,533)	29,341
Marine and aviation	41,228	(12,045)	29,183	36,940	(9,762)	27,178
Property catastrophe	1,645	(94)	1,551	1,257	(71)	1,186
Other	38,703	(8,787)	29,916	21,425	(6,346)	15,079
Total	$467,938	$(139,192)	$328,746	$358,286	$(100,786)	$257,500
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
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2015.
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
Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies related to insured loans are canceled due to repayment by the borrower and the policy is a non-

refundable product, the remaining unearned premium related to each canceled policy is recognized as earned premium upon notification of the cancellation.
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
No premium deficiency charges were recorded by us during 2015, 2014 and 2013.
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
We determine the existence of an active market based on our judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. We use quoted values and other data provided by nationally recognized independent pricing sources as inputs into our process for determining fair values of our fixed maturity investments. To validate the techniques or models used by pricing sources, our review process includes, but is not limited to: quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to their target benchmark, with significant differences identified and investigated); a review of the average number of prices obtained in the pricing process and the range of resulting fair values; initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; comparing the fair value estimates to our knowledge of the current market; a comparison of the pricing services’ fair values to other pricing services’ fair values for the same investments; and back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. Where multiple quotes or prices were obtained, a price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used from a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, we will challenge any prices for a security or portfolio which are considered not to be representative of fair value.
The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage backed and asset backed securities. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $15.40 billion of consolidated financial assets and liabilities measured at fair value at December 31, 2015, approximately $317.8 million, or 2.1%, were priced using non-binding broker-dealer quotes. Of the $15.06 billion of consolidated financial assets and liabilities measured at fair value at December 31, 2014, approximately $260.8 million, or 1.7%, were priced using non-binding broker-dealer quotes.
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 9, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2015 by valuation hierarchy.
Other-Than-Temporary Impairments
On a quarterly basis, we perform reviews of our investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of OTTI. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include: an analysis of the liquidity, business prospects and overall financial condition of the issuer; the time period in which there was a significant decline in value; the significance of the decline; and the analysis of specific credit events.
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
For 2015, we recorded $20.1 million of credit related impairments in earnings, compared to $30.2 million in 2014 and $3.8 million in 2013. See note 8, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.
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

The following table summarizes the fair value of the investable assets managed by Arch:

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$10,459,353	71.4	$10,750,770	73.6
Fixed maturities, at fair value (3)	367,780	2.5	377,053	2.6
Fixed maturities pledged under securities lending agreements, at fair value	373,304	2.5	50,802	0.3
Total fixed maturities	11,200,437	76.5	11,178,625	76.6
Short-term investments available for sale, at fair value	587,904	4.0	797,226	5.5
Cash	444,776	3.0	474,247	3.2
Equity securities available for sale, at fair value	618,405	4.2	658,182	4.5
Equity securities, at fair value (3)	798	—	—	—
Equity securities pledged under securities lending agreements, at fair value	10,777	0.1	—	—
Other investments available for sale, at fair value	300,476	2.1	296,224	2.0
Other investments, at fair value (3)	908,809	6.2	878,774	6.0
Investments accounted for using the equity method (4)	592,973	4.0	349,014	2.4
Securities transactions entered into but not settled at the balance sheet date	(20,524)	(0.1)	(32,802)	(0.2)
Total investable assets managed by Arch	$14,644,831	100.0	$14,599,490	100.0

(1)	The table above excludes investable assets attributable to the ‘other’ segment. See “Investable Assets in the ‘Other’ Segment.”

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

At December 31, 2015, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from S&P/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.16%. At December 31, 2014, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.18%. Our investment portfolio had an average effective duration of 3.43 years at December 31, 2015, compared to 3.34 years at December 31, 2014. At December 31, 2015, approximately $10.01 billion, or 68%, of our total investments and cash was internally managed, compared to $9.87 billion, or 68%, at December 31, 2014.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
December 31, 2015
Corporate bonds	$2,960,694	$15,978	$(60,508)	$3,005,224
Mortgage backed securities	812,557	9,872	(5,334)	808,019
Municipal bonds	1,626,281	27,014	(1,534)	1,600,801
Commercial mortgage backed securities	764,152	3,269	(6,978)	767,861
U.S. government and government agencies	2,423,455	6,228	(9,978)	2,427,205
Non-U.S. government securities	992,792	10,414	(39,122)	1,021,500
Asset backed securities	1,620,506	3,307	(12,951)	1,630,150
Total	$11,200,437	$76,082	$(136,405)	$11,260,760

December 31, 2014
Corporate bonds	$3,379,139	$37,928	$(38,974)	$3,380,185
Mortgage backed securities	965,533	18,843	(3,842)	950,532
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387
Non-U.S. government securities	1,099,390	21,311	(37,203)	1,115,282
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605
Total	$11,178,625	$140,673	$(92,734)	$11,130,686

The following table provides the credit quality distribution of our Fixed Maturities:

	December 31, 2015		December 31, 2014
Rating (1)	Fair Value	% of Total	Fair Value	% of Total
U.S. government and government agencies (2)	$3,060,869	27.3	$2,245,489	20.1
AAA	4,000,750	35.7	4,299,060	38.5
AA	1,651,760	14.7	1,917,392	17.2
A	1,431,138	12.8	1,739,922	15.6
BBB	457,251	4.1	339,395	3.0
BB	203,426	1.8	157,232	1.4
B	138,770	1.2	184,869	1.7
Lower than B	130,545	1.2	154,823	1.4
Not rated	125,928	1.1	140,443	1.3
Total	$11,200,437	100.0	$11,178,625	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

At December 31, 2015, below-investment grade securities comprised approximately 5% of our Fixed Maturities, compared to 6% at December 31, 2014. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At December 31, 2015, corporate bonds represented 70% of the total below investment grade securities at fair value, mortgage backed securities represented 13% of the total and 17% were in other classes. At December 31, 2014, corporate bonds represented 69% of the total below investment grade securities at fair value, mortgage backed securities represented 22% of the total and 9% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

	December 31, 2015			December 31, 2014
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$6,956,754	$(74,229)	54.4	$4,181,313	$(55,498)	59.8
10-20%	173,441	(28,789)	21.1	239,158	(33,111)	35.7
20-30%	86,997	(26,227)	19.2	5,618	(1,990)	2.1
Greater than 30%	10,638	(7,160)	5.2	3,437	(2,135)	2.3
Total	$7,227,830	$(136,405)	100.0	$4,429,526	$(92,734)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

	December 31, 2015			December 31, 2014
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$176,343	$(5,139)	3.8	$141,986	$(3,728)	4.0
10-20%	28,707	(4,807)	3.5	20,127	(3,530)	3.8
20-30%	12,500	(4,410)	3.2	5,618	(1,990)	2.1
Greater than 30%	10,520	(7,107)	5.2	3,434	(2,133)	2.3
Total	$228,070	$(21,463)	15.7	$171,165	$(11,381)	12.3

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
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2015, excluding guaranteed amounts and covered bonds:

	Fair Value	Credit Rating (1)
Microsoft Corporation	$80,047	AAA/Aaa
Apple Inc.	68,507	AA+/Aa1
General Electric Co.	58,168	AA+/A1
MassMutual Global Funding II	52,975	AA+/Aa2
Wells Fargo & Company	50,879	A/A2
Oracle Corporation	50,282	AA-/A1
Royal Dutch Shell PLC	47,017	AA-/Aa1
Toyota Motor Corporation	45,945	AA-/Aa3
The Coca-Cola Company	45,890	AA/Aa3
Exxon Mobil Corp.	44,392	AAA/Aaa
Total	$544,102

(1)	Ratings as assigned by S&P/Moody’s.

Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At December 31, 2015, our investments in residential mortgage-backed securities (“MBS”) amounted to approximately $812.6 million, or 5.5% of total investable assets, compared to $965.5 million, or 6.6%, at December 31, 2014. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and

MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on MBS. Our portfolio also includes commercial mortgage backed securities (“CMBS”). At December 31, 2015, CMBS constituted approximately $764.2 million, or 5.2% of total investable assets, compared to $1.11 billion, or 7.6%, at December 31, 2014.

The following table provides information on our MBS and CMBS at December 31, 2015, excluding amounts guaranteed by U.S. government agencies:

				Fair Value
	Issuance Year	Amortized Cost	Average Credit Quality	Total	% of Amortized Cost	% of Investable Assets
Non-agency MBS:	2003-2008	$109,129	CC	$116,487	106.7%	0.8%
	2009	18,895	AAA	18,732	99.1%	0.1%
	2010	1,095	NR	1,173	107.1%	0.0%
	2013	25,707	AAA	25,617	99.6%	0.2%
	2014	41,080	AA	40,762	99.2%	0.3%
	2015	48,264	AA	47,624	98.7%	0.3%
Total non-agency MBS		$244,170	BB+	$250,395	102.5%	1.7%

Non-agency CMBS:	2002-2008	$29,395	BBB+	$29,583	100.6%	0.2%
	2009	360	BBB+	361	100.3%	0.0%
	2010	9,521	AAA	9,635	101.2%	0.1%
	2011	12,087	AAA	12,063	99.8%	0.1%
	2012	68,528	AAA	68,816	100.4%	0.5%
	2013	115,036	AA+	116,659	101.4%	0.8%
	2014	216,855	AAA	215,777	99.5%	1.5%
	2015	240,788	AAA	236,006	98.0%	1.6%
Total non-agency CMBS		$692,570	AA+	$688,900	99.5%	4.7%

	Non-Agency	Non-Agency
Additional Statistics:	RMBS	CMBS (1)
Weighted average loan age (months)	85	27
Weighted average life (months) (2)	54	73
Weighted average loan-to-value % (3)	63.1%	54.7%
Total delinquencies (4)	9.5%	0.4%
Current credit support % (5)	13.3%	39.1%

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for MBS is based on the interest rates in effect at December 31, 2015. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 15% to 106% on MBS and 5% to 194% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support % represents the % for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

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
The following table provides information on our asset backed securities (“ABS”) at December 31, 2015:

				Fair Value
	Amortized Cost	Average Credit Quality	Weighted Average Credit Support	Total	% of Amortized Cost	% of Investable Assets
Sector:
Credit cards	$744,273	AAA	19%	$741,580	99.6%	5.1%
Autos	341,507	AAA	23%	339,889	99.5%	2.3%
Loans	284,204	AA-	18%	281,109	98.9%	1.9%
Equipment	153,072	AA-	11%	150,703	98.5%	1.0%
Other (1)	107,094	A+	17%	107,225	100.1%	0.7%
Total ABS (2)	$1,630,150	AA+		$1,620,506	99.4%	11.1%

(1)	Including rate reduction bonds, commodities, home equity, U.K. securitized and other.

(2)	The effective duration of the total ABS was 1.5 years at December 31, 2015.

At December 31, 2015, our fixed income portfolio included $45.5 million par value in sub-prime securities with an estimated fair value of $35.9 million and an average credit quality of “CCC/Caa3” from S&P/ Moody’s. At December 31, 2014, our fixed income portfolio included $16.9 million par value in sub-prime securities with an estimated fair value of $8.5 million and an average credit quality of “CCC/Caa3” from S&P/Moody’s. Such amounts were primarily in the home equity sector of our ABS, with the balance in other ABS, MBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. In addition, the portfolio of collateral backing our securities lending program contains approximately $3.0 million estimated fair value of sub-prime securities with an average credit quality of “CCC/Ca” from S&P/Moody’s at December 31, 2015, compared to approximately $5.8 million estimated fair value with an average credit quality of “CCC/Ca” from S&P/Moody’s at December 31, 2014.

The following table provides information on the fair value of our Eurozone investments at December 31, 2015:

	Sovereign (2)	Financial Corporates	Other Corporates	Bank Loans (3)	Equities and Other	Total
Country (1)
Netherlands	$157,735	$8,985	$61,838	$9,965	$3,917	$242,440
Germany	86,879	—	15,761	30,957	—	133,597
Luxembourg	—	—	17,500	10,037	—	27,537
France	1,348	1,468	4,817	6,226	8,463	22,322
Belgium	6,231	—	—	—	—	6,231
Supranational (4)	5,830	—	—	—	—	5,830
Ireland	—	—	78	5,527	—	5,605
Spain	—	—	299	2,422	—	2,721
Slovenia	1,738	—	—	—	—	1,738
Italy	—	—	263	1,156	—	1,419
Austria	898	—	—	—	—	898
Greece	472	—	133	—	—	605
Total	$261,131	$10,453	$100,689	$66,290	$12,380	$450,943

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at December 31, 2015.

(2)	Sovereign includes securities issued and/or guaranteed by Eurozone governments.

(3)	Included in “investments accounted for using the fair value option.”

(4)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.

At December 31, 2015, our equity portfolio consisted of $630.0 million of equity securities, compared to $658.2 million at December 31, 2014. Such amounts are shown net of securities sold but not purchased. Our equity portfolio primarily consists of publicly traded common stocks in the natural resources, energy and consumer staples sectors.
The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

	December 31, 2015			December 31, 2014
Severity of Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$176,451	$(5,926)	33.3	127,467	(4,973)	37.2
10-20%	39,728	(6,528)	36.7	47,880	(6,546)	49.0
20-30%	13,700	(4,164)	23.4	5,328	(1,695)	12.7
Greater than 30%	2,396	(1,178)	6.6	327	(150)	1.1
Total	$232,275	$(17,796)	100.0	$181,002	$(13,364)	100.0
On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover its cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at December 31, 2015. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at December 31, 2015.
The following table summarizes our other investments:

	December 31,
	2015	2014
Available for sale:
Asian and emerging markets	$206,861	$236,586
Investment grade fixed income	31,370	59,638
Credit related funds	22,512	—
Other	39,733	—
Total available for sale	300,476	296,224
Fair value option:
Term loan investments (par value: $356,096 and $415,462)	345,855	410,995
Mezzanine debt funds	121,589	121,341
Credit related funds	219,049	114,436
Investment grade fixed income	63,053	69,108
Asian and emerging markets	34,761	25,800
Other (1)	124,502	137,094
Total fair value option	908,809	878,774
Total	$1,209,285	$1,174,998

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.

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

Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 10, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives.

Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 9, “Fair Value” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2015 and 2014 by level.
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

	December 31,
	2015	2014

Cash	$108,550	$11,455
Investments accounted for using the fair value option:
Term loan investments (par value: $841,047 and $678,875)	762,162	662,654
Fixed maturities	569,022	254,971
Short-term investments	285,923	251,601
Total investments accounted for using the fair value option	1,617,107	1,169,226
Securities sold but not yet purchased	(30,583)	—
Securities transactions entered into but not settled at the balance sheet date	1,033	(17,441)
Total investable assets included in ‘other’ segment	$1,696,107	$1,163,240
Premiums Receivable and Reinsurance Recoverables
At December 31, 2015, 80.8% of premiums receivable of $983.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.3% of the total. At December 31, 2014, 80.9% of premiums receivable of $948.7 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.4% of the total. Approximately 3.9% of the $38.5 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2015, compared to 1.0% of the $34.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2014. No collection issues were indicated on the amount in excess of 90 days overdue at December 31, 2015. At December 31, 2015 and 2014, our reserves for doubtful accounts were approximately $15.7 million and $13.4 million, respectively.
At December 31, 2015 and 2014, approximately 77.9% and 83.0% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion and $1.81 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 22.0% and 17.0%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at December 31, 2015 and 2014. The largest reinsurance recoverables from any one carrier was approximately 3.4% and 3.7%, respectively, of total shareholders’ equity available to Arch at December 31, 2015 and 2014.

The following table details our reinsurance recoverables at December 31, 2015:

	% of Total	A.M. Best Rating (1)
Everest Reinsurance Company	11.2%	A+
Munich Reinsurance America, Inc.	8.7%	A+
Partner Reinsurance Company of the U.S.	5.5%	A
Lloyd’s syndicates (2)	5.5%	A
Hannover Rückversicherung AG	4.8%	A+
Transatlantic Reinsurance Company	4.5%	A
Swiss Reinsurance America Corporation	4.5%	A+
XL Group plc	4.4%	A
Odyssey America Reinsurance Corporation (3)	4.2%	A
Berkley Insurance Company	4.2%	A+
Allied World Assurance Company, Ltd.	3.3%	A
All other (4)	39.2%
Total	100.0%

(1)
The financial strength ratings are as of February 12, 2016 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.”

(2)	The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.

(3)	A significant portion of amounts due from Odyssey America Reinsurance Corporation is collateralized through reinsurance trusts.

(4)
Such amount included 17.2% due from companies rated “A-” or better and 22.0% from companies not rated. For items not rated, a substantial portion of such amount is collateralized through reinsurance trusts or letters of credit.

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
Shareholders’ Equity
Shareholders’ equity available to Arch was $6.20 billion at December 31, 2015, compared to $6.13 billion at December 31, 2014. The increase in 2015 was primarily attributable to underwriting and investment returns, partially offset by share repurchase activity during the period.
Book Value per Common Share
The following table presents the calculation of book value per common share :

(U.S. dollars in thousands, except share data)	December 31,
	2015	2014
Calculation of book value per common share:
Total shareholders’ equity available to Arch	$6,204,881	$6,130,053
Less preferred shareholders’ equity	325,000	325,000
Common shareholders’ equity available to Arch	$5,879,881	$5,805,053
Common shares outstanding, net of treasury shares (1)	122,627,783	127,367,934
Book value per common share	$47.95	$45.58

(1)	Excludes the effects of 7,482,462 and 7,804,033 stock options and 413,364 and 447,073 restricted stock units outstanding at December 31, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources
This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the Series C non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $6.9 million at December 31, 2015, compared to $3.3 million at December 31, 2014. During 2015, ACGL received dividends of $459.8 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer.
The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain an enhanced capital requirement which must equal or exceed its minimum solvency margin (i.e., the amount by which the value of its general business assets must exceed its general business liabilities) equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written) and (3) 15% of net discounted aggregated losses and loss expense provisions and other insurance reserves. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its enhanced capital requirement, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2015, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.45 billion ($2.40 billion at December 31, 2014) and statutory capital and surplus of $5.43 billion ($5.42 billion at December 31, 2014), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.36 billion to ACGL during 2016 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2015.
Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a wholly-owned subsidiary of ACGL. During 2015, Arch-U.S. received dividends of $25 million from Arch Re U.S. Arch Re U.S. can declare a maximum of approximately $120 million of dividends during 2016 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of the $120 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payments; or (2) the Commissioner shall have approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

In April 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The PMIERs became effective December 31, 2015 and apply to Arch MI U.S., which is a GSE-approved mortgage insurer. They do not apply to Arch Mortgage Guaranty Company, which insures mortgages that are not intended to be sold to the GSEs, and it is therefore not approved by either GSE as an eligible mortgage insurer. In addition to extensive requirements relating to the operation of our mortgage insurance business, the PMIERs include revised financial requirements for mortgage insurers. No later than March 1, 2016, mortgage insurers must certify to the GSEs that they meet all of the requirements of the PMIERs or identify specific requirements that they do not meet. If a mortgage insurer is unable to meet the financial requirements of the PMIERs, it must submit by March 31, 2016 a transition plan to the GSEs for their review and approval. Mortgage insurers that have not met the financial requirements of the PMIERs by June 30, 2017 will be subject to remediation actions by the GSEs.
The amount of assets required to satisfy the revised financial requirements of the PMIERs at any point in time will be affected by many factors, including macro-economic conditions, the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the point in time, and the amount of risk ceded to reinsurers that may be deducted by Arch MI U.S. in its calculation of “minimum required assets.” Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2015. Under the PMIERs, Arch MI U.S. is deemed to be a “newly-approved insurer.” As a result of this status, until January 2017, Arch MI U.S. is subject to additional PMIER requirements, including that Arch MI U.S. is prohibited from paying dividends to affiliates or making any investment, contribution or loan to any affiliate.
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
Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2015 and 2014, such amounts approximated $5.20 billion and $5.41 billion, respectively, excluding amounts related to the ‘other’ segment.
Our non-U.S. operations account for a significant percentage of our net premiums written. In general, the business written by our non-U.S. operations, which is heavily weighted towards reinsurance business, has been more profitable than the business written in our U.S. operations, which is weighted more towards insurance business. In general, our reinsurance segment has operated at a higher margin than our insurance segment, largely due to the mix and type of business written. A significant component of our pre-tax income is generated through our investment performance. We hold a substantial amount of our investable assets in our non-U.S. operations and, accordingly, a large portion of our investment income is produced in our non-U.S. operations. In addition, ACGL, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance and reinsurance groups enter into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2015 calendar year, the U.S. groups ceded business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 53% (compared to 53% for 2014). All of the above factors have resulted in the non-U.S. group providing a higher contribution to our overall pre-tax income in the current period than the percentage of net premiums written would indicate.
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

The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment:

	Year Ended
	December 31,
	2015	2014	2013
Total cash provided by (used for):
Operating activities	$705,128	$997,815	$850,868
Investing activities	(357,038)	(422,879)	(1,307,513)
Financing activities	(367,529)	(515,880)	524,018
Effects of exchange rate changes on foreign currency cash	(10,031)	(18,686)	(4,357)
Increase (decrease) in cash	$(29,470)	$40,370	$63,016

•
Cash provided by operating activities for 2015 was lower than in 2014, reflecting increases in outflows related to claim payments, including amounts which are reimbursable from insureds, reinsurers and others, and a lower level of premiums collected, primarily reflecting a higher level of outflows to reinsurers, including to Watford Re on affiliated transactions.

•
Cash used for investing activities for 2015 was lower than in 2014. Activity for 2015 and 2014 reflected proceeds from sales of investments to fund our share repurchase program, while 2014 also included a $235.6 million payment in connection with our acquisition of Arch MI U.S.

•
Cash used for financing activities for 2015 included $365.4 million of repurchases under our share repurchase program, compared to $454.1 million for 2014. Cash provided by financing activities for 2013 reflects our issuance of $500.0 million of senior notes.

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
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in ventures such as Watford Re and others may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $1.11 billion at December 31, 2015 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
At December 31, 2015, our investable assets were $14.64 billion, excluding the $1.70 billion of investable assets related to the ‘other’ segment. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities.
Changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of December 31, 2015 included $261.1 million of securities issued and/or guaranteed by Eurozone governments at fair value, $2.42 billion of obligations of the U.S. government and government agencies at fair value and $1.63 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.
We expect that our liquidity needs, including our anticipated insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) our non-U.S. operating companies are required to post letters of credit and other forms of collateral that are necessary for them to operate as they are “non-admitted” under U.S. state insurance regulations.
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
Pursuant to our 2014 acquisition of the CMG Entities, we are required to make contingent consideration payments based on the closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million over the earn-out period (or 150% of the closing book value of the CMG Entities less amounts paid at closing). To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by us, no additional payments would be due.
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
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2015, ACGL has repurchased approximately 124.1 million common shares for an aggregate purchase price of $3.61 billion. At December 31, 2015, approximately $521.8 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2016. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
In June 2014, we entered into a five-year agreement for a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility. Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the unsecured revolving loan. At December 31, 2015, we had $200.0 million and $277.5 million in remaining capacity under the unsecured revolving loan facility and the secured letter of credit facility, respectively. Refer to note 15, “Commitments and Contingencies—Letter of Credit and Revolving Credit Facilities,” of the notes accompanying our consolidated financial statements for a discussion of our available facilities, applicable covenants on such facilities and available capacity.
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
At December 31, 2015, total capital available to Arch of $7.10 billion consisted of $791.3 million of senior notes, representing 11.2% of the total, $100.0 million of revolving credit agreement borrowings due in June 2019, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.88 billion, representing 82.9% of the total. At December 31, 2014, total capital available to Arch of $7.02 billion consisted of $791.1 million of senior notes, representing 11.3% of the total, $100.0 million of revolving credit agreement borrowings, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.81 billion, representing 82.7% of the total. The increase in 2015 was primarily attributable to underwriting and investing returns, partially offset by share repurchases during the period.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
Letter of Credit and Revolving Credit Facilities
As of December 31, 2015, we had a $300 million unsecured revolving loan and letter of credit facility and a $500 million secured letter of credit facility (the “Credit Agreement”). The Credit Agreement expires on June 30, 2019. Under the terms of the agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100 million of unsecured letters of credit as part of the $300 million unsecured revolving loan. Borrowings of revolving loans may be made by ACGL at a variable rate based on LIBOR or an alternative base rate at our option. Secured letters of credit are available for issuance on behalf of our insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to our compliance with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, that we maintain a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after March 31, 2014 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that our principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of our subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. We were in compliance with all covenants contained in the Credit Agreement at December 31, 2015.
In addition, certain of ACGL’s subsidiaries had outstanding letters of credit of $242.3 million, which were issued on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2015. At such date, we had approximately $464.8 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $529.3 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. Under the $500.0 million secured letter of credit facility, we had remaining capacity of $277.5 million at December 31, 2015.

Senior Notes
In May 2004, ACGL completed a public offering of $300 million principal amount of 7.35% senior notes due May 1, 2034 (“ACGL Senior Notes”). The ACGL Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the ACGL Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the ACGL Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the ACGL Senior Notes at December 31, 2015 and 2014 was $390.1 million and $462.4 million, respectively.
In December 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500 million principal amount of 5.144% senior notes due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and ACGL, respectively. Interest payments on the Arch-U.S. Senior Notes are due on May 1st and November 1st of each year. Arch-U.S. may redeem the Arch-U.S. Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the Arch-U.S. Senior Notes at December 31, 2015 and 2014 was $513.9 million and $609.9 million, respectively.
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
During 2015, 2014 and 2013, we made interest payments of $49.6 million, $46.4 million and $23.7 million, respectively, related to our senior notes and other financing arrangements.

Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2015 (excluding amounts related to the ‘other’ segment’):

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$8,834,253	$2,179,768	$2,607,563	$1,403,755	$2,643,167
Deposit accounting liabilities (2)	260,364	40,319	54,559	39,133	126,353
Contractholder payables (3)	1,486,296	422,244	538,289	244,904	280,859
Operating lease obligations	154,125	25,494	48,997	39,273	40,361
Purchase obligations	20,663	10,764	9,771	128	—
Contingent consideration liabilities (6)	95,193	—	28,303	66,890	—
Investing activities
Unfunded investment commitments (4)	1,105,637	1,105,637	—	—	—
Financing activities
Securities lending payable (5)	393,844	393,844	—	—	—
Senior notes (including interest payments)	1,928,085	47,770	95,540	95,540	1,689,235
Contingent consideration liabilities (6)	41,762	—	41,762	—	—
Revolving credit agreement borrowings (7)	100,000	100,000	—	—	—
Total	$14,420,222	$4,325,840	$3,424,784	$1,889,623	$4,779,975

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis (i.e., not reflecting any corresponding reinsurance recoverable amounts that would be due to us). It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 66% of our reserves for losses and loss adjustment expenses were incurred but not reported at December 31, 2015.

(2)
The estimated expected contractual commitments related to deposit accounting liabilities have been estimated using projected cash flows from the underlying contracts. It should be noted that, due to the nature of such liabilities, the timing and amount contain significant uncertainty.

(3)
Certain insurance policies written by our insurance operations feature large deductibles, primarily in construction and national accounts lines. Under such contracts, we are obligated to pay the claimant for the full amount of the claim and are subsequently reimbursed by the policyholder for the deductible amount. In the event we are unable to collect from the policyholder, we would be liable for such defaulted amounts.

(4)
Unfunded investment commitments are callable by our investment managers. We have assumed that such investments will be funded in the next year but the funding may occur over a longer period of time, due to market conditions and other factors.

(5)
As part of our securities lending program, we loan securities to third parties and receive collateral in the form of cash or securities. Such collateral is due back to the third parties at the close of the securities lending transactions, a majority of which is overnight and continuous by nature.

(6)
Pursuant to our 2014 acquisition of the CMG Entities, we are required to make contingent consideration payments based on the closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments over the earn-out period is $136.9 million (or 150% of the closing book value of the CMG Entities less amounts paid at closing). For purposes of this table, the maximum exposure has been shown using an estimated payout pattern.

(7)
Amounts outstanding under credit facilities include $100 million borrowed by ACGL. Due to the variable nature of the interest payments on these borrowings and the ability to repay such borrowings at will, no interest payments have been reflected.

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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2015. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2015 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2015 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
We have not included Watford Re in the following analyses as we do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to its investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
The focus of the SEC’s market risk rules is on price risk. For purposes of specific risk analysis, we employ sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments. The financial instruments included in the following sensitivity analysis consist of all of our investments and cash.
Investment Market Risk
Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments which invest in fixed income securities and the corresponding change in unrealized appreciation. As interest rates rise, the market value of our interest rate sensitive securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, at times interest rate movements in certain credit sectors exhibit a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2015 and 2014:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	+50	+100
December 31, 2015
Total fair value	$14,037.3	$13,801.4	$13,570.1	$13,340.4	$13,118.9
Change from base	3.44%	1.70%		(1.69)%	(3.32)%
Change in unrealized value	$467.2	$231.3		$(229.7)	$(451.2)
December 31, 2014
Total fair value	$13,570.1	$13,350.3	$13,128.9	$12,913.2	$12,703.5
Change from base	3.36%	1.69%		(1.64)%	(3.24)%
Change in unrealized value	$441.2	$221.4		$(215.7)	$(425.4)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2015 and 2014:

	Credit Spread Shift in Basis Points
(U.S. dollars in millions)	-100	-50	-	+50	+100
December 31, 2015
Total fair value	$13,973.1	$13,771.6	$13,570.1	$13,368.6	$13,167.1
Change from base	2.97%	1.48%		(1.48)%	(2.97)%
Change in unrealized value	$403.0	$201.5		$(201.5)	$(403.0)
December 31, 2014
Total fair value	$13,391.6	$13,275.1	$13,128.9	$12,995.7	$12,863.4
Change from base	2.00%	1.11%		(1.01)%	(2.02)%
Change in unrealized value	$262.7	$146.2		$(133.2)	$(265.5)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2015, our portfolio’s VaR was estimated to be 3.01%, compared to an estimated 2.86% at December 31, 2014.
Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2015 and 2014, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $630.0 million and $658.2 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $63.0 million and $65.8 million at December 31, 2015 and 2014, respectively, and would have decreased book value per common share by approximately $0.51 and $0.52, respectively.
Investment-Related Derivatives. Derivative instruments may be used to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. The fair values of those derivatives are based on quoted market prices. See note 10, “Derivative Instruments,” of the notes accompanying our consolidated financial Statements for additional disclosures concerning derivatives. At December 31, 2015, the notional value of the net long position of derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.81 billion, compared to $3.28 billion at December 31, 2014. A 100 basis point depreciation of the underlying exposure to these derivative instruments at December 31, 2015 and 2014 would have resulted in a reduction in net income of approximately $28.1 million and $32.8 million, respectively, and would have decreased book value per common share by $0.23 and $0.26, respectively. A 100 basis point appreciation of the underlying exposure to these derivative instruments at December 31, 2015 and 2014 would have resulted in an increase in net income of approximately $28.1 million and $32.8 million, respectively, and would have increased book value per common share by $0.23 and $0.26, respectively.
For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”
Foreign Currency Exchange Risk
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See Note 10, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional information.
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures, at December 31, 2015 and 2014:

(U.S. dollars in thousands, except per share data)	December 31,
	2015	2014
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(163,199)	$35,372
Shareholders’ equity denominated in foreign currencies (1)	328,133	336,565
Net foreign currency forward contracts outstanding (2)	(97,658)	(308,149)
Net assets denominated in foreign currencies	$67,276	$63,788
Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(6,728)	$(6,379)
Book value per common share	$(0.05)	$(0.05)
Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$6,728	$6,379
Book value per common share	$0.05	$0.05
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page No.

Report of Independent Registered Public Accounting Firm	137

Consolidated Balance Sheets
At December 31, 2015 and December 31, 2014	138

Consolidated Statements of Income
For the years ended December 31, 2015, 2014 and 2013	139

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013	140

Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2015, 2014 and 2013	141

Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013	141

Notes to Consolidated Financial Statements	143

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Arch Capital Group Ltd.:
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Arch Capital Group Ltd. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2016

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2015	2014
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $10,515,440 and $10,701,557)	$10,459,353	$10,750,770
Short-term investments available for sale, at fair value (amortized cost: $591,141 and $801,758)	587,904	797,226
Collateral received under securities lending, at fair value (amortized cost: $385,984 and $40,473)	389,336	44,301
Equity securities available for sale, at fair value (cost: $543,767 and $562,534)	618,405	658,182
Other investments available for sale, at fair value (cost: $261,343 and $264,747)	300,476	296,224
Investments accounted for using the fair value option	2,894,494	2,425,053
Investments accounted for using the equity method	592,973	349,014
Total investments	15,842,941	15,320,770

Cash	553,326	485,702
Accrued investment income	87,206	74,316
Securities pledged under securities lending, at fair value (amortized cost: $386,411 and $52,076)	384,081	50,802
Premiums receivable	983,443	948,695
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,867,373	1,812,845
Contractholder receivables	1,486,296	1,309,192
Prepaid reinsurance premiums	427,609	377,078
Deferred acquisition costs, net	433,477	414,525
Receivable for securities sold	45,505	78,170
Goodwill and intangible assets	97,531	109,539
Other assets	968,482	1,024,447
Total assets	$23,177,270	$22,006,081

Liabilities
Reserve for losses and loss adjustment expenses	$9,125,250	$9,036,448
Unearned premiums	2,333,932	2,231,578
Reinsurance balances payable	224,120	219,312
Contractholder payables	1,486,296	1,309,192
Collateral held for insured obligations	248,982	184,219
Deposit accounting liabilities	260,364	327,384
Senior notes	791,306	791,141
Revolving credit agreement borrowings	530,434	100,000
Securities lending payable	393,844	50,529
Payable for securities purchased	64,996	128,413
Other liabilities	568,852	509,219
Total liabilities	16,028,376	14,887,435

Commitments and Contingencies
Redeemable noncontrolling interests	205,182	219,512

Shareholders’ Equity
Non-cumulative preferred shares	325,000	325,000
Common shares ($0.0033 par, shares issued: 173,107,849 and 171,672,408)	577	572
Additional paid-in capital	467,339	383,073
Retained earnings	7,370,371	6,854,571
Accumulated other comprehensive income (loss), net of deferred income tax	(16,502)	128,856
Common shares held in treasury, at cost (shares: 50,480,066 and 44,304,474)	(1,941,904)	(1,562,019)
Total shareholders' equity available to Arch	6,204,881	6,130,053
Non-redeemable noncontrolling interests	738,831	769,081
Total shareholders' equity	6,943,712	6,899,134
Total liabilities, noncontrolling interests and shareholders' equity	$23,177,270	$22,006,081

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2015	2014	2013
Revenues
Net premiums written	$3,817,531	$3,891,938	$3,351,367
Change in unearned premiums	(83,626)	(298,190)	(205,415)
Net premiums earned	3,733,905	3,593,748	3,145,952
Net investment income	348,090	302,585	267,219
Net realized gains (losses)	(185,842)	102,917	74,018
Other-than-temporary impairment losses	(26,152)	(30,470)	(3,961)
Less investment impairments recognized in other comprehensive income, before taxes	6,036	320	175
Net impairment losses recognized in earnings	(20,116)	(30,150)	(3,786)

Other underwriting income	35,497	10,142	7,639
Equity in net income of investment funds accounted for using the equity method	25,455	19,883	35,701
Other income (loss)	(399)	(10,252)	(586)
Total revenues	3,936,590	3,988,873	3,526,157

Expenses
Losses and loss adjustment expenses	2,050,903	1,919,250	1,679,424
Acquisition expenses	681,476	657,262	564,103
Other operating expenses	657,261	606,224	500,730
Interest expense	45,874	45,634	27,060
Net foreign exchange (gains) losses	(66,118)	(83,744)	12,335
Total expenses	3,369,396	3,144,626	2,783,652

Income before income taxes	567,194	844,247	742,505

Income taxes:
Current tax expense	44,194	30,550	32,696
Deferred tax (benefit) expense	(3,582)	(7,563)	78
Income tax expense	40,612	22,987	32,774

Net income	$526,582	$821,260	$709,731
Net (income) loss attributable to noncontrolling interests	11,156	13,095	—
Net income available to Arch	537,738	834,355	709,731
Preferred dividends	(21,938)	(21,938)	(21,938)
Net income available to Arch common shareholders	$515,800	$812,417	$687,793

Net income per common share
Basic	$4.24	$6.21	$5.24
Diluted	$4.09	$6.02	$5.07

Weighted average common shares and common share equivalents outstanding
Basic	121,786,127	130,817,610	131,355,392
Diluted	126,038,743	134,922,322	135,777,183

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Comprehensive Income
Net income	$526,582	$821,260	$709,731
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(77,244)	146,330	(176,403)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(6,036)	(320)	(175)
Reclassification of net realized gains, net of income taxes, included in net income	(28,233)	(65,104)	(32,686)
Foreign currency translation adjustments	(34,110)	(27,014)	(2,789)
Comprehensive income	380,959	875,152	497,678
Net (income) loss attributable to noncontrolling interests	11,156	13,095	—
Other comprehensive (income) loss attributable to noncontrolling interests	265	—	—
Comprehensive income available to Arch	$392,380	$888,247	$497,678

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Non-cumulative preferred shares
Balance at beginning and end of year	$325,000	$325,000	$325,000

Common shares
Balance at beginning of year	572	565	561
Common shares issued, net	5	7	4
Balance at end of year	577	572	565

Additional paid-in capital
Balance at beginning of year	383,073	299,517	227,778
Common shares issued, net	10,576	9,590	8,237
Exercise of stock options	15,926	18,662	10,561
Amortization of share-based compensation	56,096	54,789	49,237
Other	1,668	515	3,704
Balance at end of year	467,339	383,073	299,517

Retained earnings
Balance at beginning of year	6,854,571	6,042,154	5,354,361
Net income	526,582	821,260	709,731
Net (income) loss attributable to noncontrolling interests	11,156	13,095	—
Preferred share dividends	(21,938)	(21,938)	(21,938)
Balance at end of year	7,370,371	6,854,571	6,042,154

Accumulated other comprehensive income (loss)
Balance at beginning of year	128,856	74,964	287,017
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	161,598	80,692	289,956
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	(105,477)	81,226	(209,089)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(6,036)	(320)	(175)
Balance at end of year	50,085	161,598	80,692
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(32,742)	(5,728)	(2,939)
Foreign currency translation adjustments	(34,110)	(27,014)	(2,789)
Foreign currency translation adjustments attributable to noncontrolling interests	265	—	—
Balance at end of year	(66,587)	(32,742)	(5,728)
Balance at end of year	(16,502)	128,856	74,964

Common shares held in treasury, at cost
Balance at beginning of year	(1,562,019)	(1,094,704)	(1,025,839)
Shares repurchased for treasury	(379,885)	(467,315)	(68,865)
Balance at end of year	(1,941,904)	(1,562,019)	(1,094,704)

Total shareholders’ equity available to Arch	6,204,881	6,130,053	5,647,496
Non-redeemable noncontrolling interests	738,831	769,081	—
Total shareholders’ equity	$6,943,712	$6,899,134	$5,647,496

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$526,582	$821,260	$709,731
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	149,961	(127,511)	(78,084)
Net impairment losses recognized in earnings	20,116	30,150	3,786
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	3,857	13,340	52,824
Share-based compensation	56,096	54,789	49,237
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	181,658	156,211	(29,393)
Unearned premiums, net of prepaid reinsurance premiums	83,626	298,190	205,415
Premiums receivable	(26,783)	(217,035)	(60,224)
Deferred acquisition costs, net	(29,008)	(81,584)	(75,948)
Reinsurance balances payable	(5,885)	26,699	6,830
Other liabilities	45,223	101,757	(29,989)
Other items	(7,537)	(39,136)	96,683
Net Cash Provided By Operating Activities	997,906	1,037,130	850,868

Investing Activities
Purchases of fixed maturity investments	(29,451,873)	(28,745,279)	(18,174,988)
Purchases of equity securities	(515,413)	(520,817)	(535,857)
Purchases of other investments	(1,749,525)	(1,590,648)	(994,185)
Proceeds from sales of fixed maturity investments	28,094,047	26,823,189	17,194,635
Proceeds from sales of equity securities	564,011	411,362	462,787
Proceeds from sales, redemptions and maturities of other investments	1,250,883	941,798	817,648
Proceeds from redemptions and maturities of fixed maturity investments	748,529	762,995	731,708
Net settlements of derivative instruments	(5,056)	34,372	14,494
Proceeds from investment in joint venture	40,000	—	—
Net sales (purchases) of short-term investments	169,095	577,126	(750,613)
Change in cash collateral related to securities lending	(6,662)	57,470	(55,643)
Purchase of business, net of cash acquired	818	(237,106)	—
Purchases of fixed assets	(15,736)	(19,883)	(17,499)
Change in other assets	(36,993)	—	—
Net Cash Used For Investing Activities	(913,875)	(1,505,421)	(1,307,513)

Financing Activities
Purchases of common shares under share repurchase program	(365,383)	(454,137)	(57,796)
Proceeds from common shares issued, net	4,861	6,827	3,051
Proceeds from borrowings	431,362	—	494,228
Change in cash collateral related to securities lending	6,662	(57,470)	55,643
Third party investment in non-redeemable noncontrolling interests	—	796,903	—
Third party investment in redeemable noncontrolling interests	—	219,233	—
Dividends paid to redeemable noncontrolling interests	(18,307)	(14,448)	—
Other	(41,913)	64,973	50,830
Preferred dividends paid	(21,938)	(21,938)	(21,938)
Net Cash Provided By (Used For) Financing Activities	(4,656)	539,943	524,018

Effects of exchange rate changes on foreign currency cash	(11,751)	(20,007)	(4,357)

Increase in cash	67,624	51,645	63,016
Cash beginning of year	485,702	434,057	371,041
Cash end of year	$553,326	$485,702	$434,057

Income taxes paid	$40,273	$20,923	$15,288
Interest paid	$52,728	$46,429	$23,733

See Notes to Consolidated Financial Statements

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General
Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly owned subsidiaries. ACGL was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) pursuant to an internal reorganization transaction completed in November 2000. In October 2001, ACGL launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million.
As used herein, the “Company” means ACGL and its subsidiaries. Similarly, “Common Shares” means the common shares, par value $0.0033, of ACGL. The Company’s consolidated financial statements include the results of Watford Holdings Ltd., and its wholly owned subsidiaries (“Watford Re”). See Note 4. The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2.    Businesses Acquired
Gulf Re Holdings Limited
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
Mortgage Insurance Operations
On January 30, 2014, the Company’s U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company and its affiliated mortgage insurance companies (the “CMG Entities”) through a stock purchase agreement (“SPA”) from its previous owners, PMI Mortgage Insurance Co., in Rehabilitation (“PMI”) and CMFG Life Insurance Company (“CUNA Mutual”). In addition, the Company entered into a distribution agreement with CUNA Mutual and a reinsurance agreement with an affiliate of CUNA Mutual. CMG Mortgage Insurance Company has been renamed “Arch Mortgage Insurance Company” (“Arch MI U.S.”). As part of the transaction, Arch MI U.S. obtained approval as an eligible mortgage insurer from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (each a government sponsored enterprise or “GSE”), subject to maintaining certain ongoing requirements.
In addition, through an asset purchase agreement (“APA”) with PMI, the Company acquired the mortgage insurance operating platform of PMI, 100% of the capital stock of PMI Mortgage Assurance Co., a mortgage insurance company licensed in all 50 states (renamed Arch Mortgage Guaranty Company), and entered into a quota share reinsurance agreement pursuant to which Arch Reinsurance Ltd. (“Arch Re Bermuda”) agreed to provide 100% quota share indemnity reinsurance to PMI for all certificates of insurance that were issued by PMI between and including January 1, 2009 and December 31, 2011 that were not in default as of an agreed upon effective date. Other than this quota share, no PMI legacy exposures were assumed in the transaction. As part of the transaction, the Company entered into a services agreement with PMI to provide certain necessary operational services to administer the run-off of PMI’s legacy business at the direction of PMI. Arch MI U.S. also entered into a quota share reinsurance agreement whereby it will cede to an affiliate of PMI 20% of all new primary flow mortgage insurance business post-closing (both credit union and non-credit union business) on the first $25 billion in original loan amounts, on a funds-withheld basis.

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
At closing, the Company paid aggregate consideration of $160.6 million (80% of the actual closing date book value of the CMG Entities) under the SPA and $84.6 million under the APA. Additionally, the SPA contains provisions for contingent consideration payments, subject to an overall maximum payment of 150% of closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of contingent consideration payments is $136.9 million. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by the Company, no additional payments would be due. To determine the fair value of the contingent consideration liability, the Company estimated future payments using a weighted average cost of capital approach at a rate of return of 15% which reflects the industry-weighted average rate of return on debt and equity as required by market participants. The fair value of the contingent consideration liability was $41.8 million at closing. The contingent consideration liability, which is included in ‘other liabilities’ in the consolidated balance sheets, is remeasured at fair value at each balance sheet date ($95.0 million at December 31, 2015) until the contingency is resolved with changes in fair value recognized in ‘net realized gains (losses).’
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
From the acquisition date to December 31, 2014, the Company recorded amortization expense of $20.1 million related to net intangible assets acquired. The Company recognized goodwill of $13.9 million that is primarily attributed to PMI’s assembled workforce, access to the mortgage insurance market and additional synergies to be realized in the future. Under U.S. tax principles, which differentiate between taxable and non-taxable business combinations, the Company estimated that $48.0 million of goodwill was expected to be deductible for tax purposes at December 31, 2014. The Company includes the operations of Arch MI U.S. in its mortgage segment (see Note 5).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Significant Accounting Policies
(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACGL and its subsidiaries, including Arch Re Bermuda, Arch Reinsurance Company (“Arch Re U.S.”), Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Alternative Re Limited, Arch Reinsurance Europe Underwriting Designated Activity Company (“Arch Re Europe”), Arch MI U.S., Arch Mortgage Guaranty Company, Arch Mortgage Insurance Designated Activity Company (“Arch MI Europe”), Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”), Lloyd’s of London syndicate 2012 and related companies (“Arch Syndicate 2012”), Gulf Re and Watford Re. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
To assess the need for a PDR on mortgage exposures, the Company develops loss projections based on modeled loan defaults related to its current policies in force. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim, as well as recent trends in the rate at which loans are prepaid. Evaluating the expected profitability of the Company’s existing mortgage insurance business and the need for a PDR for its mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues.
No premium deficiency charges were recorded by the Company during 2015, 2014 or 2013.
(c) Deposit Accounting
Certain assumed reinsurance contracts that are deemed not to transfer insurance risk, are accounted for using the deposit method of accounting. However, it is possible that the Company could incur financial losses on such contracts. Management exercises significant judgment in the assumptions used in determining whether assumed contracts should be accounted for as reinsurance contracts or deposit contracts. For those contracts that contain only significant underwriting risk, the estimated profit margin is deferred and amortized over the contract period and such amount is included in the Company’s underwriting results. When the estimated profit margin is explicit, the margin is reflected as other underwriting income and any adverse financial results on such contracts are reflected as incurred losses. When the estimated profit margin is implicit, the margin is reflected as an offset to paid losses and any adverse financial results on such contracts are reflected as incurred losses. Additional judgments are required when applying the accounting guidance with respect to the revenue recognition criteria for contracts deemed to transfer only significant underwriting risk. For those contracts that contain only significant timing risk, an accretion rate is established at inception of the contract based on actuarial estimates whereby the deposit accounting liability is increased to the estimated amount payable over the contract term. The accretion on the deposit is based on the expected rate of return required to fund the expected future payment obligations. Periodically the Company reassesses the estimated ultimate liability and the related expected rate of return. The accretion of the deposit accounting liability as well as changes to the estimated ultimate liability and the accretion rate would be reflected as part of interest expense in the Company’s results of operations. Any negative accretion in a deposit accounting liability is shown in other underwriting income in the Company’s results of operations.
Deposit accounting liabilities totaled $260.4 million and $327.4 million, respectively, at December 31, 2015 and 2014. Under some of these contracts, the ceding company retains the related assets on a funds-held basis. In those instances, the Company records the asset as a deposit accounting asset. Deposit accounting assets of $234.5 million and $284.4 million, respectively, at December 31, 2015 and 2014 are included in “Other assets” on the Company’s balance sheet. Interest income produced by those assets are recorded as part of net investment income in the Company's results of operations.
(d) Retroactive Accounting
Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately where practical. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated or actual cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company participates in a securities lending program as a mechanism for generating additional interest income on its fixed income portfolio. Under the security lending agreements, certain of its fixed income portfolio securities are loaned to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Fixed maturities and short-term investments pledged under securities lending agreements, at fair value.” The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received is required at a rate of 102% or greater of the fair value of the loaned securities including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reflected as “Collateral received under securities lending agreements, at fair value.”
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
The Company invests in limited partner interests and shares of limited liability companies. Such amounts are included in investments accounted for using the equity method, other investments available for sale and investments accounted for using the fair value option. These investments can often have characteristics of a variable interest entity (“VIE”). A VIE refers to entities that have characteristics such as (i) insufficient equity at risk to allow the entity to finance its activities without additional financial support or (ii) instances where the equity investors, as a group, do not have the characteristic of a controlling financial interest. If the Company is determined to be the primary beneficiary, it is required to consolidate the VIE. The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. At inception of the VIE as well as on an ongoing basis, the Company determines whether it is the primary beneficiary based on an analysis of the Company’s level of involvement in the VIE, the contractual terms, and the overall structure of the VIE. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet and any unfunded commitment.
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
Investment gains or losses realized on the sale of investments, except for certain fund investments, are determined on a first-in, first-out basis and are reflected in net income. Investments gains or losses realized on the sale of certain fund

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments are determined on an average cost basis. Unrealized appreciation or decline in the value of available for sale securities, which are carried at fair value, is excluded from net income and recorded as a separate component of accumulated other comprehensive income, net of applicable deferred income tax.
(h) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in the Consolidated Balance Sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2015, 2014, and 2013, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See Note 10 for information on the Company’s derivative instruments.
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
Mortgage. The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. Consistent with primary mortgage insurance industry accounting practice, the Company does not establish loss reserves for future claims on insured loans that are not currently in default (defined as two consecutive missed payments). The Company establishes loss reserves on a case-by-case basis when insured loans are identified as currently in default using estimated claim rates and average claim sizes for each report year, net of any salvage recoverable. The Company also reserves for defaults that have occurred but have not yet been reported to the Company prior to the close of an accounting period. To determine this reserve, the Company estimates the number of defaults not yet reported using historical information regarding late reported delinquencies and applies estimated claim rates and claim sizes for the estimated defaults not yet reported.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(j) Contractholder Receivables and Payables and Collateral Held for Insured Obligations
Certain insurance policies written by the Company’s insurance operations feature large deductibles, primarily in its construction and national accounts lines of business. Under such contracts, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively. In the event that the Company is unable to collect from the policyholder, the Company would be liable for such defaulted amounts. Collateral, primarily in the form of letters of credit, cash and trusts, is obtained from the policyholder to mitigate the Company’s credit risk. In the instances where the company receives collateral in the form of cash, the company reflects it in “Collateral held for insured obligations.”
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
(l) Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See Note 13 for more information.
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
(m) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. As such, the number of shares granted is reduced by assumed forfeitures and adjusted based on actual forfeitures until vesting. The Company’s share-based payment arrangements generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The share-based compensation expense associated with such awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retirement eligibility date. In November 2012, the Company issued off-cycle share-based awards, which will cliff vest on the fifth anniversary of the grant date. The expense for such grant is being amortized on a straight-line basis over the five-year requisite service period. The off-cycle awards have similar terms as the annual award agreements, however with respect to retirement eligible employees service is required for the employee to retain the award. Retirement-eligible employees retiring prior to the fifth anniversary of the grant date will vest in a pro-rated portion of the award commensurate with the service performed. Such employees will receive the vested portion at the end of the five-year cliff period. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See Note 19 for information relating to the Company’s share-based payment awards.
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
(p) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired and is assigned to the applicable reporting unit at acquisition. Goodwill is evaluated for impairment on an annual basis. Impairment tests may be performed more frequently if the facts and circumstances indicate a possible impairment. In performing impairment tests, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, more than a 50% probability) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the accounting guidance.
Indefinite-lived intangible assets, such as insurance licenses are evaluated for impairment similar to goodwill. Finite-lived intangible assets and liabilities include the value of acquired insurance and reinsurance contracts, which are estimated based on the present value of future expected cash flows and amortized in ‘acquisition expenses’ in proportion to the estimated profits expected to be realized. Other finite-lived intangible assets or liabilities, including favorable or unfavorable contracts, are amortized in ‘other operating expenses’ over their useful lives. Finite-lived intangible assets and liabilities are periodically reviewed for indicators of impairment. An impairment is recognized when the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.
If goodwill or intangible assets are impaired, such assets are written down to their fair values with the related expense recorded in the Company’s results of operations. See Note 17 for information relating to the Company’s goodwill and intangible assets.
(q) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted

The Company adopted accounting guidance in the 2015 second quarter which changes the accounting for repurchase and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. The new accounting guidance also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities lending transactions. Disclosures are not required to be presented for comparative periods before the effective date. See Note 8, “Investment Information—Securities Lending Agreements.”
The Company adopted accounting guidance in the 2015 second quarter which relates to the presentation of debt issuance costs. Such guidance requires presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Company previously included its debt issuance costs within ‘other assets.’ The guidance was applied retrospectively and resulted in reductions in ‘other assets’

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and ‘senior notes’ at June 30, 2015 of $8.8 million, respectively, and $8.9 million at December 31, 2014, respectively. The adoption of this change in accounting principle did not impact the Company’s shareholders’ equity or net income.
The Company adopted accounting guidance pertaining to the categorization within the fair value hierarchy of certain investments measured at fair value using the net asset value per share as a practical expedient. These investments are no longer required to be categorized within the fair value hierarchy but are still required to be reported in the fair value hierarchy table to permit reconciliation back to the consolidated balance sheet. Additionally, certain disclosures are no longer applicable for investments that are eligible to be measured using the practical expedient, but for which the practical expedient was not elected. The guidance was applied retrospectively and only impacted the Company’s disclosures. See Note 9, “Fair Value.”
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
A new accounting standard was issued in the 2015 second quarter requiring new disclosures about the reserve for losses and loss adjustment expenses for short-duration insurance contracts. These disclosures will provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. This accounting guidance is effective for the 2016 annual reporting period and interim periods thereafter and should be applied retrospectively. The Company is assessing the impact the implementation of this standard will have on its financial statement disclosures.
A new accounting standard was issued in the 2016 first quarter to enhance the reporting model for financial instruments and to provide improved financial information to readers of the financial statements. Among other provisions focused on improving the recognition and measurement of financial instruments, the standard requires that equity investments be measured at fair value on the balance sheet with changes in fair value reported in the income statement and that an exit price notion be used when measuring the fair value of financial instruments for disclosure purposes. The standard is effective in the 2018 first quarter and, aside from limited situations, cannot be early adopted. The Company is currently assessing the impact of the implementation of this standard on its consolidated financial statements.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2014, Watford Re raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Arch Underwriters Ltd. (“AUL”), a subsidiary of the Company, acts as Watford Re’s reinsurance underwriting manager, and Highbridge Principal Strategies, LLC (“Highbridge”), a subsidiary of JPMorgan Chase & Co., manages Watford Re’s investment assets, each under separate long term services agreements. In connection with the capital raise at Watford Re, warrants to purchase a total of 1.7 million common shares were issued to the Company and Highbridge. The warrants are only exercisable if Watford Re has consummated an initial public offering of its common shares or otherwise effected a listing of its common shares on a U.S. national securities exchange and certain targeted returns are achieved for existing common shareholders. The warrants expire on March 25, 2020. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, was named CEO of Watford Re. In addition, Marc Grandisson, President and COO of ACGL, and Nicolas Papadopoulo, CEO Reinsurance Group, were appointed to the board of directors of Watford Re.
The Company concluded that Watford Re is a VIE due to both the reinsurance management services agreement with AUL and the investment management agreement with Highbridge. Both of these agreements provide for services for an extended period of time with limited termination rights by Watford Re. In addition, these agreements allow for both AUL and Highbridge to participate in the favorable results of Watford Re in the form of performance fees. To determine if the Company is the primary beneficiary of Watford Re, the Company concluded that the most significant activity of Watford Re pertains to the insurance activities arising from the reinsurance management services agreement. In addition, the Company factored into its analysis qualitative aspects of its relationship with Watford Re that are indicative of power to direct the insurance activities. As such, the Company concluded that it is the primary beneficiary of Watford Re and includes the results of Watford Re in its consolidated financial statements.
The Company concluded that Watford Re represents a separate operating segment and provides the income statement and total investable assets, total assets and total liabilities of Watford Re within Note 5. At December 31, 2015, Watford Re’s liabilities included unearned premiums of $250.0 million and reserves for losses and loss adjustment expenses of $291.0 million, some of which is related to transactions with the Company, along with $430.4 million of revolving credit agreement borrowings (see Note 15). During 2015, Watford Re generated $293.7 million of cash provided by operating activities and $361.9 million of cash provided by financing activities, partially offset by $556.8 million of cash used for investing activities. At December 31, 2014, Watford Re’s liabilities included unearned premiums of $180.0 million and reserves for losses and loss adjustment expenses of $66.3 million, some of which is related to transactions with the Company. During 2014, Watford Re generated $39.3 million of cash provided by operating activities and $1.16 billion of cash provided by financing activities, partially offset by $1.18 billion of cash used for investing activities.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at December 31, 2015. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’ The following table sets forth activity in the non-redeemable noncontrolling interests:

	December 31,
	2015	2014
Balance, beginning of year	$769,081	$—
Sale of shares to noncontrolling interests	—	796,904
Amounts attributable to noncontrolling interests	(29,984)	(27,823)
Foreign currency translation adjustments	(266)	—
Balance, end of year	$738,831	$769,081
Redeemable noncontrolling interests
The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet. Such redeemable noncontrolling interests relate to the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford Re’s board, quarterly cash dividends on the last day of March, June, September, and December. Dividends will accrue from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate as set out on the Bloomberg Screen IRSB 18. The Watford Preference Shares may be redeemed by Watford Re on or after June 30, 2019 or at the option of the preferred shareholders at any time on or after June 30, 2034. Because the redemption features are not solely within the control of Watford Re, the Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets. Preferred dividends on the Watford Preference Shares, including the accretion of the discount and issuance costs, totaled $19.6 million for 2015. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘amounts attributable to noncontrolling interests’ in the Company’s consolidated statements of income. The following table sets forth activity in the redeemable non-controlling interests:

	December 31,
	2015	2014
Balance, beginning of year	$219,512	$—
Sale of shares to noncontrolling interests	—	219,233
Shares acquired by the Company (1)	(14,700)	—
Accretion of preference share issuance costs	370	279
Balance, end of year	$205,182	$219,512

(1)
During the 2015 second quarter, the Company acquired Gulf Re, which owns 600,000 Watford Preference Shares. Such shares, net of a discount, along with related dividends and accretion of the discount, are eliminated in consolidation.

The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests’ as summarized in the table below:

	December 31,
	2015	2014
Amounts attributable to non-redeemable noncontrolling interests	$29,984	$27,823
Dividends attributable to redeemable noncontrolling interests	(18,828)	(14,728)
Net (income) loss attributable to noncontrolling interests	$11,156	$13,095

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chairman and Chief Executive Officer of ACGL, the President and Chief Operating Officer of ACGL and the Chief Financial Officer of ACGL. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
The mortgage segment includes the results of Arch MI U.S. and Arch MI Europe, leading providers of mortgage insurance products and services to the U.S. and European markets, respectively. Arch MI U.S. is approved as an eligible mortgage insurer by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.” The mortgage segment also includes GSE credit risk-sharing transactions and mortgage reinsurance for the U.S. and Australian markets.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2015
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$2,944,018	$1,419,022	$295,557	$4,656,723	$488,899	$4,797,163
Premiums ceded	(898,347)	(380,614)	(28,064)	(1,305,151)	(22,940)	(979,632)
Net premiums written	2,045,671	1,038,408	267,493	3,351,572	465,959	3,817,531
Change in unearned premiums	(863)	38,727	(53,383)	(15,519)	(68,107)	(83,626)
Net premiums earned	2,044,808	1,077,135	214,110	3,336,053	397,852	3,733,905
Other underwriting income	1,993	10,606	18,430	31,029	4,468	35,497
Losses and loss adjustment expenses	(1,292,647)	(440,350)	(40,247)	(1,773,244)	(277,659)	(2,050,903)
Acquisition expenses, net	(299,317)	(223,632)	(45,076)	(568,025)	(113,451)	(681,476)
Other operating expenses	(354,416)	(155,811)	(82,370)	(592,597)	(14,919)	(607,516)
Underwriting income (loss)	$100,421	$267,948	$64,847	433,216	(3,709)	429,507

Net investment income				271,680	76,410	348,090
Net realized gains (losses)				(99,133)	(86,709)	(185,842)
Net impairment losses recognized in earnings				(20,116)	—	(20,116)
Equity in net income (loss) of investment funds accounted for using the equity method				25,455	—	25,455
Other income (loss)				(399)	—	(399)
Other expenses				(49,745)	—	(49,745)
Interest expense				(41,518)	(4,356)	(45,874)
Net foreign exchange gains (losses)				62,624	3,494	66,118
Income (loss) before income taxes				582,064	(14,870)	567,194
Income tax expense				(40,612)	—	(40,612)
Net income (loss)				541,452	(14,870)	526,582
Dividends attributable to redeemable noncontrolling interests				—	(18,828)	(18,828)
Amounts attributable to noncontrolling interests				—	29,984	29,984
Net income (loss) available to Arch				541,452	(3,714)	537,738
Preferred dividends				(21,938)	—	(21,938)
Net income (loss) available to Arch common shareholders				$519,514	$(3,714)	$515,800

Underwriting Ratios
Loss ratio	63.2%	40.9%	18.8%	53.2%	69.8%	54.9%
Acquisition expense ratio	14.6%	20.8%	21.1%	17.0%	28.5%	18.3%
Other operating expense ratio	17.3%	14.5%	38.5%	17.8%	3.7%	16.3%
Combined ratio	95.1%	76.2%	78.4%	88.0%	102.0%	89.5%

Goodwill and intangible assets	$28,810	$1,875	$66,846	$97,531	$—	$97,531

Total investable assets				$14,644,831	$1,696,107	$16,340,938
Total assets				21,054,938	2,122,332	23,177,270
Total liabilities				14,956,274	1,072,102	16,028,376

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,008,669	$1,527,245	$227,356	$4,760,394	$288,627	$4,840,616
Premiums ceded	(862,015)	(261,254)	(22,519)	(1,142,912)	(14,171)	(948,678)
Net premiums written	2,146,654	1,265,991	204,837	3,617,482	274,456	3,891,938
Change in unearned premiums	(129,284)	13,337	(11,264)	(127,211)	(170,979)	(298,190)
Net premiums earned	2,017,370	1,279,328	193,573	3,490,271	103,477	3,593,748
Other underwriting income	2,135	3,167	4,840	10,142	—	10,142
Losses and loss adjustment expenses	(1,260,953)	(532,450)	(55,674)	(1,849,077)	(70,173)	(1,919,250)
Acquisition expenses, net	(316,308)	(261,438)	(49,400)	(627,146)	(30,116)	(657,262)
Other operating expenses	(335,157)	(147,964)	(66,891)	(550,012)	(6,268)	(556,280)
Underwriting income (loss)	$107,087	$340,643	$26,448	474,178	(3,080)	471,098

Net investment income				284,336	18,249	302,585
Net realized gains (losses)				133,384	(30,467)	102,917
Net impairment losses recognized in earnings				(30,150)	—	(30,150)
Equity in net income (loss) of investment funds accounted for using the equity method				19,883	—	19,883
Other income (loss)				(10,252)	—	(10,252)
Other expenses				(47,615)	(2,329)	(49,944)
Interest expense				(45,634)	—	(45,634)
Net foreign exchange gains (losses)				82,658	1,086	83,744
Income (loss) before income taxes				860,788	(16,541)	844,247
Income tax expense				(22,987)	—	(22,987)
Net income (loss)				837,801	(16,541)	821,260
Dividends attributable to redeemable noncontrolling interests				—	(14,728)	(14,728)
Amounts attributable to noncontrolling interests				—	27,823	27,823
Net income (loss) available to Arch				837,801	(3,446)	834,355
Preferred dividends				(21,938)	—	(21,938)
Net income (loss) available to Arch common shareholders				$815,863	$(3,446)	$812,417

Underwriting Ratios
Loss ratio	62.5%	41.6%	28.8%	53.0%	67.8%	53.4%
Acquisition expense ratio	15.7%	20.4%	25.5%	18.0%	29.1%	18.3%
Other operating expense ratio	16.6%	11.6%	34.6%	15.8%	6.1%	15.5%
Combined ratio	94.8%	73.6%	88.9%	86.8%	103.0%	87.2%

Goodwill and intangible assets	$28,331	$3,333	$77,875	$109,539	$—	$109,539

Total investable assets				$14,599,490	$1,163,240	$15,762,730
Total assets				20,523,565	1,482,516	22,006,081
Total liabilities				14,488,775	398,660	14,887,435

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$2,712,509	$1,399,621	$89,570	$4,196,623	$—	$4,196,623
Premiums ceded	(763,713)	(86,620)	—	(845,256)	—	(845,256)
Net premiums written	1,948,796	1,313,001	89,570	3,351,367	—	3,351,367
Change in unearned premiums	(72,782)	(94,329)	(38,304)	(205,415)	—	(205,415)
Net premiums earned	1,876,014	1,218,672	51,266	3,145,952	—	3,145,952
Other underwriting income	2,122	5,258	259	7,639	—	7,639
Losses and loss adjustment expenses	(1,188,445)	(486,236)	(4,743)	(1,679,424)	—	(1,679,424)
Acquisition expenses, net	(311,904)	(234,373)	(17,826)	(564,103)	—	(564,103)
Other operating expenses	(315,387)	(134,563)	(8,377)	(458,327)	—	(458,327)
Underwriting income (loss)	$62,400	$368,758	$20,579	451,737	—	451,737

Net investment income				267,219	—	267,219
Net realized gains (losses)				74,018	—	74,018
Net impairment losses recognized in earnings				(3,786)	—	(3,786)
Equity in net income (loss) of investment funds accounted for using the equity method				35,701	—	35,701
Other income (loss)				(586)	—	(586)
Other expenses				(42,403)	—	(42,403)
Interest expense				(27,060)	—	(27,060)
Net foreign exchange gains (losses)				(12,335)	—	(12,335)
Income (loss) before income taxes				742,505	—	742,505
Income tax benefit				(32,774)	—	(32,774)
Net income (loss)				709,731	—	709,731
Dividends attributable to redeemable noncontrolling interests				—	—	—
Amounts attributable to noncontrolling interests				—	—	—
Net income (loss) available to Arch				709,731	—	709,731
Preferred dividends				(21,938)	—	(21,938)
Net income (loss) available to Arch common shareholders				$687,793	$—	$687,793

Underwriting Ratios
Loss ratio	63.3%	39.9%	9.3%	53.4%	—	53.4%
Acquisition expense ratio	16.6%	19.2%	34.8%	17.9%	—	17.9%
Other operating expense ratio	16.8%	11.0%	16.3%	14.6%	—	14.6%
Combined ratio	96.7%	70.1%	60.4%	85.9%	—	85.9%

Goodwill and intangible assets	$20,419	$6,900	$—	$27,319	$—	$27,319

Total investable assets				$14,049,525	$—	$14,049,525
Total assets				19,557,054	—	19,557,054
Total liabilities				13,909,558	—	13,909,558

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums written and earned by major line of business and net premiums written by location:

INSURANCE SEGMENT	Year Ended December 31,
	2015	2014	2013
Net premiums written (1)
Professional lines (2)	$434,024	$476,604	$476,193
Programs	423,157	480,580	419,673
Construction and national accounts	299,463	286,994	271,110
Excess and surplus casualty (3)	204,856	212,519	149,286
Property, energy, marine and aviation	203,186	244,640	280,551
Travel, accident and health	160,132	145,732	104,903
Lenders products	106,916	100,407	101,576
Other (4)	213,937	199,178	145,504
Total	$2,045,671	$2,146,654	$1,948,796

Net premiums earned (1)
Professional lines (2)	$424,968	$456,508	$491,791
Programs	446,512	460,392	386,840
Construction and national accounts	296,828	277,811	250,729
Excess and surplus casualty (3)	208,091	182,024	118,395
Property, energy, marine and aviation	216,127	244,974	304,294
Travel, accident and health	153,578	127,691	97,135
Lenders products	90,906	94,438	99,847
Other (4)	207,798	173,532	126,983
Total	$2,044,808	$2,017,370	$1,876,014

Net premiums written by client location (1)
United States	$1,710,918	$1,726,181	$1,526,156
Europe	187,020	240,136	226,254
Asia and Pacific	64,638	79,564	95,970
Other	83,095	100,773	100,416
Total	$2,045,671	$2,146,654	$1,948,796

Net premiums written by underwriting location (1)
United States	$1,673,867	$1,688,887	$1,478,930
Europe	317,998	394,430	389,763
Other	53,806	63,337	80,103
Total	$2,045,671	$2,146,654	$1,948,796

(1)	Insurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes casualty and contract binding business.

(4)	Includes alternative markets, excess workers' compensation and surety business.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REINSURANCE SEGMENT	Year Ended December 31,
	2015	2014	2013
Net premiums written (1)
Casualty (2)	$303,093	$317,996	$306,304
Other specialty (3)	298,794	405,126	417,865
Property excluding property catastrophe (4)	280,511	343,043	292,536
Property catastrophe	91,620	137,471	220,749
Marine and aviation	50,834	50,444	64,380
Other (5)	13,556	11,911	11,167
Total	$1,038,408	$1,265,991	$1,313,001

Net premiums earned (1)
Casualty (2)	$310,249	$327,518	$241,774
Other specialty (3)	311,307	424,725	387,630
Property excluding property catastrophe (4)	295,487	303,496	274,719
Property catastrophe	96,865	150,761	232,423
Marine and aviation	50,808	61,118	70,105
Other (5)	12,419	11,710	12,021
Total	$1,077,135	$1,279,328	$1,218,672

Net premiums written (1)
Pro rata	$537,556	$663,135	$692,024
Excess of loss	500,852	602,856	620,977
Total	$1,038,408	$1,265,991	$1,313,001

Net premiums earned (1)
Pro rata	$563,585	$686,201	$608,586
Excess of loss	513,550	593,127	610,086
Total	$1,077,135	$1,279,328	$1,218,672

Net premiums written by client location (1)
United States	$470,484	$589,255	$706,388
Europe	307,165	355,735	327,059
Asia and Pacific	94,609	142,626	94,252
Bermuda	80,888	77,620	87,047
Other	85,262	100,755	98,255
Total	$1,038,408	$1,265,991	$1,313,001

Net premiums written by underwriting location (1)
United States	$439,190	$492,891	$507,183
Bermuda	281,985	394,351	459,467
Europe	298,790	343,823	309,129
Other	18,443	34,926	37,222
Total	$1,038,408	$1,265,991	$1,313,001

(1)	Reinsurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(3)	Includes proportional motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(4)	Includes facultative business.

(5)	Includes life, casualty clash and other.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
MORTGAGE SEGMENT	2015	2014	2013
Net premiums written by client location
United States	$193,617	$184,333	$63,692
Other	73,876	20,504	25,878
Total	$267,493	$204,837	$89,570

Net premiums written by underwriting location
United States	$125,317	$98,809	$—
Other	142,176	106,028	89,570
Total	$267,493	$204,837	$89,570

Net premiums earned by client location
United States	$202,930	$187,194	$49,045
Other	11,180	6,379	2,221
Total	$214,110	$193,573	$51,266

Net premiums earned by underwriting location
United States	$113,062	$92,236	$—
Other	101,048	101,337	51,266
Total	$214,110	$193,573	$51,266

OTHER SEGMENT	Year Ended December 31,
	2015	2014	2013
Net premiums written (1)
Casualty (2)	$320,619	$179,054	$—
Other specialty (3)	112,666	66,524	—
Property catastrophe	12,441	9,280	—
Property excluding property catastrophe	2,892	564	—
Marine and aviation	1,256	1,251	—
Other (4)	16,085	17,783	—
Total	$465,959	$274,456	$—

Net premiums earned (1)
Casualty (2)	$275,708	$72,395	$—
Other specialty (3)	101,588	24,157	—
Property catastrophe	12,540	5,115	—
Property excluding property catastrophe	1,340	182	—
Marine and aviation	1,585	789	—
Other (4)	5,091	839	—
Total	$397,852	$103,477	$—

Net premiums written by client location (1)
United States	$350,228	$186,795	$—
Europe	67,279	54,131	—
Bermuda	39,414	27,977	—
Other	9,038	5,553	—
Total	$465,959	$274,456	$—

(1)	Other segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes professional liability, excess motor, programs and other.

(3)	Includes proportional motor and other.

(4)	Includes mortgage and other.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Reserve for Losses and Loss Adjustment Expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2015	2014	2013
Reserve for losses and loss adjustment expenses at beginning of year	$9,036,448	$8,824,696	$8,933,292
Unpaid losses and loss adjustment expenses recoverable	1,778,303	1,748,250	1,829,070
Net reserve for losses and loss adjustment expenses at beginning of year	7,258,145	7,076,446	7,104,222

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	2,336,026	2,246,152	1,943,466
Prior years	(285,123)	(326,902)	(264,042)
Total net incurred losses and loss adjustment expenses	2,050,903	1,919,250	1,679,424

Net losses and loss adjustment expense reserves of acquired business (1)	262	120,671	—

Foreign exchange (gains) losses	(143,653)	(160,486)	1,617

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(454,179)	(347,270)	(288,114)
Prior years	(1,415,065)	(1,350,466)	(1,420,703)
Total net paid losses and loss adjustment expenses	(1,869,244)	(1,697,736)	(1,708,817)

Net reserve for losses and loss adjustment expenses at end of year	7,296,413	7,258,145	7,076,446
Unpaid losses and loss adjustment expenses recoverable	1,828,837	1,778,303	1,748,250
Reserve for losses and loss adjustment expenses at end of year	$9,125,250	$9,036,448	$8,824,696

(1)	2014 amount relates to the Company’s acquisition of Arch MI U.S.

2015 Prior Year Reserve Development
During 2015, the Company recorded estimated net favorable development on prior year loss reserves of $285.1 million, which consisted of $224.8 million from the reinsurance segment, $47.2 million from the insurance segment, $12.3 million from the mortgage segment and $0.8 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $224.8 million, or 20.9 points of net earned premium, consisted of $107.6 million from short-tailed lines and $117.2 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $80.9 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2011 to 2014 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period). Contained within this release was favorable development of $11.8 million from the 2005 to 2014 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2015. Net favorable development of $117.2 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $99.7 million, primarily from the 2003 to 2006 underwriting years and the 2008 and 2009 underwriting years, and marine and aviation reserves of $11.7 million, primarily from the 2008 to 2012 underwriting years. The balance of net favorable development was spread across various lines and underwriting years.
The insurance segment’s net favorable development of $47.2 million, or 2.3 points of net earned premium, consisted of $27.3 million of net favorable development from short-tailed lines and $19.9 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $32.4 million of net favorable development in property lines, primarily from the 2011 to 2014 accident years (i.e., the year in which a loss occurred). Contained within this short tail release was favorable development of $5.7 million from 2005 to 2014 named catastrophic events. Net favorable development in medium-tailed and long-tailed lines of $19.9 million included $29.7 million of net favorable development on professional lines, primarily from the 2005 to 2010 accident years, partially offset by $15.0 million of net adverse development in program business, primarily from the 2013 and 2014 accident years.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adverse development in program business was driven by a few programs that were non-renewed in 2015 and early in 2016.
The mortgage segment’s net favorable development of $12.3 million, or 5.7 points of net earned premium, included $11.1 million of favorable development on Arch MI U.S. business, reflecting a decrease in the number of delinquent loans and a lower claim rate on such loans. Such development was primarily from the 2003 to 2008 origination years. The mortgage segment also experienced net favorable development of $1.2 million on U.S. mortgage reinsurance business.
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
The insurance segment’s net favorable development of $58.7 million, or 2.9 points of net earned premium, consisted of $73.5 million of net favorable development from short-tailed lines, partially offset by $14.8 million of net adverse development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $60.5 million of net favorable development in property lines, primarily from the 2008 to 2013 accident years, with the balance emanating from lenders products, primarily from the 2012 accident year, and travel and accident, primarily from the 2012 and 2013 accident years. Contained within this short tail release was favorable development of $7.9 million from 2005 to 2013 named catastrophic events. Net adverse development in medium-tailed and long-tailed lines of $14.8 million included a net increase of $41.3 million in construction reserves, primarily from the 2009 to 2013 accident years. The adverse development in construction was largely driven by general liability claims involving New York labor law matters. In addition, the insurance segment experienced $26.2 million of net adverse development in program business, primarily from the 2011 and 2012 accident years. Such amounts were partially offset by $39.0 million of net favorable development on professional lines, primarily from the 2003 to 2011 accident years, and $7.8 million of net favorable development on surety business, primarily from the 2011 to 2013 accident years.
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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2015	2014	2013
Premiums Written
Direct	$3,086,919	$3,100,946	$2,754,582
Assumed	1,710,244	1,739,670	1,442,041
Ceded	(979,632)	(948,678)	(845,256)
Net	$3,817,531	$3,891,938	$3,351,367

Premiums Earned
Direct	$3,002,508	$2,914,755	$2,666,104
Assumed	1,659,456	1,574,049	1,296,048
Ceded	(928,059)	(895,056)	(816,200)
Net	$3,733,905	$3,593,748	$3,145,952

Losses and Loss Adjustment Expenses
Direct	$1,830,785	$1,763,492	$1,603,369
Assumed	752,304	621,346	450,618
Ceded	(532,186)	(465,588)	(374,563)
Net	$2,050,903	$1,919,250	$1,679,424
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2015, approximately 77.9% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $1.87 billion were due from carriers which had an A.M. Best rating of “A-” or better while 22.0% were from companies not rated, a substantial portion of which was collateralized through reinsurance trusts or letters of credit. The largest reinsurance recoverables from any one carrier was approximately 3.4% of the Company’s total shareholders’ equity at December 31, 2015. At December 31, 2014, approximately 83.0% of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reinsurance premiums) of $1.81 billion were due from carriers which had an A.M. Best rating of “A-” or better while 17.0% were from companies not rated, a substantial portion of which was collateralized through reinsurance trusts or letters of credit. The largest reinsurance recoverables from any one carrier was approximately 3.7% of the Company’s total shareholders’ equity at December 31, 2014. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers or retrocessionaires to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.
8.    Investment Information
At December 31, 2015, total investable assets of $16.34 billion included $14.64 billion managed by the Company and $1.70 billion attributable to Watford Re.
Available For Sale Securities
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)
December 31, 2015
Fixed maturities (1):
Corporate bonds	$2,725,729	$15,978	$(60,508)	$2,770,259	$(3,553)
Mortgage backed securities	754,870	9,872	(5,334)	750,332	(3,350)
Municipal bonds	1,626,281	27,014	(1,534)	1,600,801	—
Commercial mortgage backed securities	764,152	3,269	(6,978)	767,861	—
U.S. government and government agencies	2,423,455	6,228	(9,978)	2,427,205	—
Non-U.S. government securities	917,664	10,414	(39,122)	946,372	—
Asset backed securities	1,620,506	3,307	(12,951)	1,630,150	(22)
Total	10,832,657	76,082	(136,405)	10,892,980	(6,925)
Equity securities	629,182	94,341	(17,796)	552,637	—
Other investments	300,476	43,798	(4,665)	261,343	—
Short-term investments	587,904	187	(3,425)	591,142	—
Total	$12,350,219	$214,408	$(162,291)	$12,298,102	$(6,925)

December 31, 2014
Fixed maturities (1):
Corporate bonds	$3,108,513	$37,928	$(38,974)	$3,109,559	$(317)
Mortgage backed securities	943,343	18,843	(3,842)	928,342	(3,307)
Municipal bonds	1,494,122	31,227	(1,044)	1,463,939	—
Commercial mortgage backed securities	1,114,528	14,594	(3,822)	1,103,756	—
U.S. government and government agencies	1,447,972	8,345	(1,760)	1,441,387	—
Non-U.S. government securities	1,015,153	21,311	(37,203)	1,031,045	—
Asset backed securities	1,677,941	8,425	(6,089)	1,675,605	(22)
Total	10,801,572	140,673	(92,734)	10,753,633	(3,646)
Equity securities	658,182	109,012	(13,364)	562,534	—
Other investments	296,224	31,839	(362)	264,747	—
Short-term investments	797,226	738	(5,270)	801,758	—
Total	$12,553,204	$282,262	$(111,730)	$12,382,672	$(3,646)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2015, the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $1.4 million, compared to a net unrealized gain of $0.9 million at December 31, 2014.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
Fixed maturities (1):
Corporate bonds	$1,810,988	$(37,445)	$129,896	$(23,063)	$1,940,884	$(60,508)
Mortgage backed securities	487,018	(4,508)	48,991	(826)	536,009	(5,334)
Municipal bonds	269,015	(1,303)	9,692	(231)	278,707	(1,534)
Commercial mortgage backed securities	511,261	(6,639)	20,596	(339)	531,857	(6,978)
U.S. government and government agencies	1,991,163	(9,978)	—	—	1,991,163	(9,978)
Non-U.S. government securities	458,414	(13,494)	138,792	(25,628)	597,206	(39,122)
Asset backed securities	1,217,163	(9,328)	134,841	(3,623)	1,352,004	(12,951)
Total	6,745,022	(82,695)	482,808	(53,710)	7,227,830	(136,405)
Equity securities	232,275	(17,796)	—	—	232,275	(17,796)
Other investments	93,614	(4,665)	—	—	93,614	(4,665)
Short-term investments	30,625	(3,425)	—	—	30,625	(3,425)
Total	$7,101,536	$(108,581)	$482,808	$(53,710)	$7,584,344	$(162,291)

December 31, 2014
Fixed maturities (1):
Corporate bonds	$1,309,637	$(32,903)	$148,963	$(6,071)	$1,458,600	$(38,974)
Mortgage backed securities	293,624	(1,476)	59,107	(2,366)	352,731	(3,842)
Municipal bonds	210,614	(588)	13,643	(456)	224,257	(1,044)
Commercial mortgage backed securities	232,147	(770)	125,894	(3,052)	358,041	(3,822)
U.S. government and government agencies	618,381	(1,626)	3,438	(134)	621,819	(1,760)
Non-U.S. government securities	510,766	(31,172)	46,910	(6,031)	557,676	(37,203)
Asset backed securities	612,950	(2,486)	243,452	(3,603)	856,402	(6,089)
Total	3,788,119	(71,021)	641,407	(21,713)	4,429,526	(92,734)
Equity securities	181,002	(13,364)	—	—	181,002	(13,364)
Other investments	59,638	(362)	—	—	59,638	(362)
Short-term investments	79,271	(5,270)	—	—	79,271	(5,270)
Total	$4,108,030	$(90,017)	$641,407	$(21,713)	$4,749,437	$(111,730)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities and short-term investments pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities and short-term investments pledged. See “—Securities Lending Agreements.”

At December 31, 2015, on a lot level basis, approximately 3,560 security lots out of a total of approximately 5,550 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.1 million. At December 31, 2014, on a lot level basis, approximately 1,900 security lots out of a total of approximately 4,790 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.9 million.

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

	December 31, 2015		December 31, 2014
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$337,898	$341,595	$235,930	$233,794
Due after one year through five years	4,644,516	4,677,230	4,074,562	4,077,408
Due after five years through 10 years	2,214,413	2,228,638	2,475,726	2,461,356
Due after 10 years	496,302	497,174	279,542	273,372
	7,693,129	7,744,637	7,065,760	7,045,930
Mortgage backed securities	754,870	750,332	943,343	928,342
Commercial mortgage backed securities	764,152	767,861	1,114,528	1,103,756
Asset backed securities	1,620,506	1,630,150	1,677,941	1,675,605
Total	$10,832,657	$10,892,980	$10,801,572	$10,753,633
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
At December 31, 2015, the fair value and amortized cost of securities pledged under securities lending agreements were $384.1 million and $386.4 million, respectively, compared to $50.8 million and $52.1 million at December 31, 2014, respectively. At December 31, 2015, the portfolio of collateral backing the Company’s securities lending program included approximately $3.0 million of sub-prime securities, compared to $5.8 million at December 31, 2014.
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short-term investments. At December 31, 2015, the fair value of the cash collateral received on securities lending was $52.7 million, which included $3.0 million that was reinvested in sub-prime mortgage backed securities, and the fair value of security collateral received was $336.6 million. At December 31, 2014, the fair value of the cash collateral received on securities lending was $44.3 million, which included $5.8 million that was reinvested in sub-prime mortgage backed securities, and the fair value of security collateral received was nil.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
U.S. government and government agencies	$235,728	$—	$82,286	$9,598	$327,612
Corporate bonds	55,086	—	—	—	55,086
Equity securities	6,722	4,424	—	—	11,146
Total	$297,536	$4,424	$82,286	$9,598	$393,844
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 10					$—
Amounts related to securities lending not included in offsetting disclosure in Note 10					$393,844

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	December 31,
	2015	2014
Available for sale securities:
Asian and emerging markets	$206,861	$236,586
Investment grade fixed income	31,370	59,638
Credit related funds	22,512	—
Other	39,733	—
Total available for sale	300,476	296,224
Fair value option:
Term loan investments (par value: $1,197,143 and $1,094,337)	1,108,017	1,073,649
Mezzanine debt funds	121,589	121,341
Credit related funds	219,049	114,436
Investment grade fixed income	63,053	69,108
Asian and emerging markets	34,761	25,800
Other (1)	124,502	137,094
Total fair value option	1,670,971	1,541,428
Total	$1,971,447	$1,837,652

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
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
Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	December 31,
	2015	2014
Fixed maturities	$936,802	$632,024
Other investments	1,670,971	1,541,428
Short-term investments	285,923	251,601
Equity securities	798	—
Investments accounted for using the fair value option	$2,894,494	$2,425,053

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities	$283,998	$265,219	$249,833
Term loan investments	71,120	39,940	20,608
Equity securities (dividends)	13,534	13,005	8,919
Short-term investments	669	1,888	1,259
Other (1)	41,807	28,869	19,710
Gross investment income	411,128	348,921	300,329
Investment expenses	(63,038)	(46,336)	(33,110)
Net investment income	$348,090	$302,585	$267,219

(1)	Includes income distributions from investment funds and other items.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions:

	Year Ended December 31,
	2015	2014	2013
Available for sale securities:
Gross gains on investment sales	$281,786	$248,031	$239,421
Gross losses on investment sales	(218,970)	(145,808)	(203,077)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(84,620)	(20,743)	54
Other investments	(122,171)	2,672	17,503
Equity securities	(85)	—	704
Short-term investments	1,462	(395)	—
Derivative instruments (1)	(7,114)	43,934	20,912
Other (2)	(36,130)	(24,774)	(1,499)
Net realized gains (losses)	$(185,842)	$102,917	$74,018

(1)	See Note 10 for information on the Company’s derivative instruments.

(2)	Includes the re-measurement of contingent consideration liability amounts.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. The following table details the net impairment losses recognized in earnings by asset class:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities:
Mortgage backed securities	$(1,794)	$(1,525)	$(295)
Corporate bonds	(10,841)	(2,062)	(88)
Commercial mortgage backed securities	—	(7)	—
Asset backed securities	—	(40)	(128)
Total	(12,635)	(3,634)	(511)
Short-term investments	(2,341)	—	—
Equity securities	(4,206)	(1,106)	(3,275)
Other investments	(934)	(25,410)	—
Net impairment losses recognized in earnings	$(20,116)	$(30,150)	$(3,786)
A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in 2015 is as follows:

•
Corporate bonds – the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. Approximately 57% of the impairment losses for 2015 resulted from non-investment grade corporate bonds predominantly in the energy sector, reflecting current market conditions, with the remaining 43% related to foreign currency fluctuations on non-U.S. Dollar denominated investments based on the remaining time to maturity. The amortized cost basis of the corporate bonds were adjusted down, if required, to the expected recovery value calculated in the OTTI review process;

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

•
Other investments – the Company utilized information received from fund managers and positive and negative evidence, including the business prospects, recent events, industry and market data and other factors. Net impairment losses for 2015 primarily related to a reduction in the carrying value of one fund investment;

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

•
Short-term investments – net impairment losses related to a reduction in the carrying value of a Euro-denominated investment in an unrealized loss position due to the decline of the Euro against the U.S. Dollar. Due to the short time to maturity, the Company recorded an OTTI on such security.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that the $6.9 million of OTTI included in accumulated other comprehensive income at December 31, 2015 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2015, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.
The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2015	2014	2013
Balance at start of year	$20,196	$60,062	$62,001
Credit loss impairments recognized on securities not previously impaired	12,777	691	423
Credit loss impairments recognized on securities previously impaired	1,673	162	88
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(7,771)	(40,719)	(2,450)
Balance at end of year	$26,875	$20,196	$60,062
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See Note 15 for further details. The following table details the value of the Company’s restricted assets:

	December 31,
	2015	2014
Assets used for collateral or guarantees:
Affiliated transactions	$3,810,104	$4,138,527
Third party agreements	1,181,087	970,120
Deposits with U.S. regulatory authorities	391,458	337,981
Deposits with non-U.S. regulatory authorities	38,230	—
Trust funds	105,170	72,461
Total restricted assets	$5,526,049	$5,519,089
In addition, because Watford Re is an independent company, the assets of Watford Re can be used only to settle obligations of Watford Re and Watford Re is solely responsible for its own liabilities and commitments. See Note 5, for information on Watford Re’s assets and liabilities.
Investment Funds Accounted For Using the Equity Method
The Company recorded equity in net income related to investment funds accounted for using the equity method of $25.5 million for 2015, compared to $19.9 million for 2014 and $35.7 million for 2013. Due to the ownership structure of these investment funds (e.g., limited partnership), the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one month lag with some investments reported on a three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investment funds accounted for using the equity method.” As such, fluctuations in the carrying value of the investment funds accounted for using the equity method may increase the volatility of the Company’s reported results of operations. Investment funds accounted for using the equity method totaled $593.0 million at December 31, 2015, compared to $349.0 million at December 31, 2014.

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at December 31, 2015.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $15.40 billion of financial assets and liabilities measured at fair value at December 31, 2015, approximately $317.8 million, or 2.1%, were priced using non-binding broker-dealer quotes. Of the $15.06 billion of financial assets and liabilities measured at fair value at December 31, 2014, approximately $260.8 million, or 1.7%, were priced using non-binding broker-dealer quotes.
The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisors and others. A discussion of the general classification of the Company’s financial instruments follows:

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2015, the Company transferred $44.6 million of U.S. government agency securities from Level 1 to Level 2 based on a review of the pricing of such securities, as described above. In addition, the Company transferred $16.4 million of corporate bonds from Level 2 to Level 3 which indicated a low level of transparency on the inputs used in the pricing process on one corporate bond.
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
During 2015 , the Company transferred $99.7 million of other investments from Level 2 to Level 1 based on a review of the pricing of such securities, as described above.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2015:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities (1):
Corporate bonds	$2,725,729	$—	$2,709,361	$16,368
Mortgage backed securities	754,870	—	754,870	—
Municipal bonds	1,626,281	—	1,626,281	—
Commercial mortgage backed securities	764,152	—	764,152	—
U.S. government and government agencies	2,423,455	2,378,662	44,793	—
Non-U.S. government securities	917,664	—	917,664	—
Asset backed securities	1,620,506	—	1,563,006	57,500
Total	10,832,657	2,378,662	8,380,127	73,868

Equity securities	629,182	627,441	1,741	—

Short-term investments	587,904	572,604	15,300	—

Other investments	99,159	99,159	—	—
Other investments measured at net asset value (2)	201,317
Total other investments	300,476	99,159	—	—

Derivative instruments (4)	20,022	—	20,022	—

Fair value option:
Corporate bonds	771,733	—	771,733	—
Non-U.S. government bonds	81,824	—	81,824	—
Mortgage backed securities	57,687	—	57,687	—
Asset backed securities	25,444	—	25,444	—
U.S. government and government agencies	114	114	—	—
Short-term investments	285,923	285,923	—	—
Equity securities	798	798	—	—
Other investments	1,176,312	68,295	1,108,017	—
Other investments measured at net asset value (2)	494,659
Total	2,894,494	355,130	2,044,705	—

Total assets measured at fair value	$15,264,735	$4,032,996	$10,461,895	$73,868

Liabilities measured at fair value:
Contingent consideration liabilities	$(96,048)	$—	$—	$(96,048)
Securities sold but not yet purchased (3)	(30,583)	—	(30,583)	—
Derivative instruments (4)	(11,863)	—	(11,863)	—
Total liabilities measured at fair value	$(138,494)	$—	$(42,446)	$(96,048)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 8, “Investment Information—Securities Lending Agreements.”

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 10, “Derivative Instruments.”

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

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 8, “Investment Information—Securities Lending Agreements.”

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

(3)	See Note 10, “Derivative Instruments.”

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2015, 2014 and 2013:

		Assets				Liabilities
	Available for sale			Fair value option
	Asset Backed Securities	Corporate Bonds	Other Investments	Other Investments	Total	Contingent Consideration Liabilities
Year Ended December 31, 2015
Balance at beginning of year	$57,500	$—	$—	$—	$57,500	$(61,845)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	(33,135)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	(1,068)
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	16,368	—	—	16,368	—
Balance at end of year	$57,500	$16,368	$—	$—	$73,868	$(96,048)

Year Ended December 31, 2014
Balance at beginning of year	$—	$2,045	$170,420	$377,525	$549,990	$—
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	—	—	(20,083)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	(41,762)
Sales	—	(2,045)	—	—	(2,045)	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	57,500	—	(170,420)	(377,525)	(490,445)	—
Balance at end of year	$57,500	$—	$—	$—	$57,500	$(61,845)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2015, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2015, the senior notes of ACGL were carried at their cost, net of debt issuance costs, of $296.9 million and had a fair value of $390.1 million while the senior notes of Arch-U.S. were carried at their cost, net of debt issuance costs, of $494.4 million and had a fair value of $513.9 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements on a Non-Recurring Basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include investment funds accounted for using the equity method, certain other investments, goodwill and intangible assets, and long-lived assets. The Company uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:
Investments accounted for using the equity method. When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using the techniques discussed above in “—Fair Value Measurements on a Recurring Basis.”
Goodwill and Intangible Assets. The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines goodwill and intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value.
Long-Lived Assets. The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable.
10.    Derivative Instruments
The Company’s investment strategy allows for the use of derivative instruments. The Company’s derivative instruments are recorded on its consolidated balance sheets at fair value. The Company utilizes exchange traded U.S. Treasury note, Eurodollar and other futures contracts and commodity futures to manage portfolio duration or replicate investment positions in its portfolios and the Company routinely utilizes foreign currency forward contracts, currency options, index futures contracts and other derivatives as part of its total return objective.In addition, certain of the Company’s investments are managed in portfolios which incorporate the use of foreign currency forward contracts which are intended to provide an economic hedge against foreign currency movements.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2015 or 2014. The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Value (1)
December 31, 2015
Futures contracts (2)	$2,816	$(1,202)	$1,614	$1,797,115
Foreign currency forward contracts (2)	9,336	(6,344)	2,992	773,619
TBAs (3)	6,525	—	6,525	6,316
Other (2)	7,870	(4,317)	3,553	1,694,935
Total	$26,547	$(11,863)	$14,684

December 31, 2014
Futures contracts (2)	$2,156	$(1,907)	$249	$2,549,027
Foreign currency forward contracts (2)	10,511	(1,145)	9,366	397,106
TBAs (3)	10,592	—	10,592	10,056
Other (2)	3,209	(2,345)	864	735,684
Total	$26,468	$(5,397)	$21,071

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)
The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’ Such amounts include risk in force on GSE credit-risk sharing transactions that are accounted for as derivatives.

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company’s derivative instruments can be traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces derivatives credit exposure from gross to net exposure. At December 31, 2015, $26.5 million and $11.9 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $25.3 million and $5.4 million, respectively, at December 31, 2014. The remaining derivatives included in the table above were not subject to a master netting agreement.
All realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in net realized gains (losses) in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2015	2014	2013
Net realized gains (losses):
Futures contracts	$(21,533)	$30,444	$10,742
Foreign currency forward contracts	16,045	13,430	9,762
TBAs	1,452	(342)	(1,623)
Other	(3,078)	402	2,031
Total	$(7,114)	$43,934	$20,912

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Other Comprehensive Income (Loss)
The following table presents the changes in each component of accumulated other comprehensive income (“AOCI”), net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2015
Beginning balance	$161,598	$(32,742)	$128,856
Other comprehensive income (loss) before reclassifications	(83,280)	(33,845)	(117,125)
Amounts reclassified from accumulated other comprehensive income	(28,233)	—	(28,233)
Net current period other comprehensive income (loss)	(111,513)	(33,845)	(145,358)
Ending balance	$50,085	$(66,587)	$(16,502)

Year Ended December 31, 2014
Beginning balance	$80,692	$(5,728)	$74,964
Other comprehensive income (loss) before reclassifications	146,010	(27,014)	118,996
Amounts reclassified from accumulated other comprehensive income	(65,104)	—	(65,104)
Net current period other comprehensive income (loss)	80,906	(27,014)	53,892
Ending balance	$161,598	$(32,742)	$128,856

Year Ended December 31, 2013
Beginning balance	$289,956	$(2,939)	$287,017
Other comprehensive income (loss) before reclassifications	(176,578)	(2,789)	(179,367)
Amounts reclassified from accumulated other comprehensive income	(32,686)	—	(32,686)
Net current period other comprehensive income (loss)	(209,264)	(2,789)	(212,053)
Ending balance	$80,692	$(5,728)	$74,964
The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2015	2014	2013
Unrealized appreciation on available-for-sale investments
	Net realized gains	$62,817	$102,223	$39,308
	Other-than-temporary impairment losses	(26,152)	(30,470)	(3,961)
	Total before tax	36,665	71,753	35,347
	Income tax (expense) benefit	(8,432)	(6,649)	(2,661)
	Net of tax	$28,233	$65,104	$32,686

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2015
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(77,311)	$(67)	$(77,244)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(6,036)	—	(6,036)
Less reclassification of net realized gains (losses) included in net income	36,665	8,432	28,233
Foreign currency translation adjustments	(35,678)	(1,568)	(34,110)
Other comprehensive income (loss)	$(155,690)	$(10,067)	$(145,623)

Year Ended December 31, 2014
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$161,685	$15,355	$146,330
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(320)	—	(320)
Less reclassification of net realized gains (losses) included in net income	71,753	6,649	65,104
Foreign currency translation adjustments	(27,014)	—	(27,014)
Other comprehensive income (loss)	$62,598	$8,706	$53,892

Year Ended December 31, 2013
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(201,386)	$(24,983)	$(176,403)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(175)	—	(175)
Less reclassification of net realized gains (losses) included in net income	35,347	2,661	32,686
Foreign currency translation adjustments	(2,789)	—	(2,789)
Other comprehensive income (loss)	$(239,697)	$(27,644)	$(212,053)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Earnings Per Common Share
The calculation of basic earnings per common share excludes dilutive securities and is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares, including vested restricted shares, outstanding for the periods. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$526,582	$821,260	$709,731
Amounts attributable to noncontrolling interests	11,156	13,095	—
Net income available to Arch	537,738	834,355	709,731
Preferred dividends	(21,938)	(21,938)	(21,938)
Net income available to Arch common shareholders	$515,800	$812,417	$687,793

Denominator:
Weighted average common shares outstanding – basic	121,786,127	130,817,610	131,355,392
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,253,938	1,128,540	1,090,100
Stock options (1)	2,998,678	2,976,172	3,331,691
Weighted average common shares and common share equivalents outstanding – diluted	126,038,743	134,922,322	135,777,183

Earnings per common share:
Basic	$4.24	$6.21	$5.24
Diluted	$4.09	$6.02	$5.07

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2015, 2014 and 2013, the number of stock options excluded were 799,535, 1,435,955 and 892,439, respectively.

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
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2015	2014	2013
Current expense (benefit):
United States	$37,186	$29,749	$27,537
Non-U.S.	7,008	801	5,159
	44,194	30,550	32,696
Deferred expense (benefit):
United States	(4,893)	(8,168)	1,937
Non-U.S.	1,311	605	(1,859)
	(3,582)	(7,563)	78
Income tax expense (benefit)	$40,612	$22,987	$32,774
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2015	2014	2013
Income (Loss) Before Income Taxes:
Bermuda	$508,561	$794,926	$717,661
United States	57,527	53,055	87,032
Other	1,106	(3,734)	(62,188)
Total	$567,194	$844,247	$742,505
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (35.0%), United Kingdom (20.25%), Ireland (12.5%), Denmark (23.5%), Canada (26.5%), Gibraltar (10.0%) and the Netherlands (25.0%).
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2015	2014	2013
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$20,058	$18,178	$17,506
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(9,588)	(8,048)	(8,255)
Meals and entertainment	897	711	599
State taxes, net of U.S. federal tax benefit	858	1,281	431
Foreign branch taxes	1,456	464	703
Prior year adjustment	2,510	320	2,810
Foreign exchange gains & losses	670	746	(1,254)
Changes in applicable tax rate	40	(51)	2,007
Dividend withholding taxes	6,323	3,276	4,619
Change in valuation allowance	2,917	(736)	11,795
Contingent consideration	11,548	6,763	—
Uncertain tax position	2,008	—	—
Other	915	83	1,813
Income tax expense (benefit)	$40,612	$22,987	$32,774

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss	$11,436	$12,017
AMT credit carryforward	5,304	5,309
Discounting of net loss reserves	54,373	63,880
Net unearned premium reserve	33,579	34,087
Compensation liabilities	29,069	27,765
Foreign tax credit carryforward	6,215	4,628
Interest expense	1,972	5,208
Goodwill and intangible assets	2,683	885
Tax and loss bonds	14,150	21,247
Net unrealized foreign exchange gains	1,573	—
Other, net	21,273	13,408
Deferred tax assets before valuation allowance	181,627	188,434
Valuation allowance	(13,816)	(12,624)
Deferred tax assets net of valuation allowance	167,811	175,810
Deferred income tax liabilities:
Depreciation and amortization	(7,368)	(7,579)
Deferred acquisition costs, net	(164)	(2,744)
Deposit accounting liability	(4,151)	(4,170)
Contingency reserve	(15,289)	(18,480)
Net unrealized appreciation of investments	(4,103)	(11,695)
Other, net	(1,042)	(150)
Total deferred tax liabilities	(32,117)	(44,818)
Net deferred income tax assets	$135,694	$130,992
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2015, the Company’s valuation allowance was $13.8 million, compared to $12.6 million at December 31, 2014. The valuation allowance in both periods was primarily attributable to (1) a full valuation allowance on the Company’s Canadian operations; (2) unutilized foreign tax credits; and (3) certain other deferred tax assets relating to carryforwards that have a limited use.
At December 31, 2015, the Company has net operating loss carryforwards in its U.K. operating subsidiaries of approximately $16.1 million. Additionally, the Company’s U.K. operations have a foreign tax credit carryforward of $6.2 million at December 31, 2015. These operating losses and foreign tax credits can be carried forward without expiration. Due to uncertainty surrounding their future utilization, valuation allowances of $0.1 million and $6.2 million have been established in respect of $0.6 million U.K. operating losses and $6.2 million foreign tax credits, respectively.
At December 31, 2015, net operating loss carryforwards in Ireland were approximately $5.3 million. Although these losses may be carried forward indefinitely, a full valuation allowance of $0.6 million has been established given management’s expectation that these losses, which are specific to an individual Irish entity, will not be utilized in the future.
At December 31, 2015, net operating loss carryforwards in the U.S. were approximately $18.8 million. Such net operating loss carryforwards are currently available to offset future taxable income of the Company’s U.S. subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2029 and 2035. On January 30, 2014, the Company’s U.S. mortgage operations underwent an ownership change for U.S. federal income tax purposes as a result of the Company’s acquisition of the CMG Entities. As a result of this ownership change, a limitation has been imposed upon the utilization of approximately $11.5 million of the Company’s existing U.S. net operating loss carryforwards. Utilization is limited to approximately $0.6 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”). Additionally, the Company has an alternative minimum tax (“AMT”) credit carryforward in the amount of $5.3 million which can be carried forward indefinitely.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the Company’s U.S. mortgage operations, the Company is eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. Cumulative T&L bonds purchased and subsequent redemptions are reflected in the Company’s deferred tax asset and totaled approximately $14.2 million at December 31, 2015, compared to $21.2 million at December 31, 2014.
Deferred income tax liabilities have not been accrued with respect to all of the undistributed earnings of the Company's subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the jurisdiction of the paying entity. No withholding taxes have been accrued with respect to the earnings of the Company's U.S. and Canadian subsidiaries, as it is the intention that all such earnings will be permanently reinvested. Additionally, determining the amount of the related deferred income tax liability is not practicable. It is intended that earnings from the U.K. and Ireland would also be permanently reinvested. Distributions from the U.K. or Ireland would not be subject to withholding tax and no deferred income tax liability would need to be accrued.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2015, the Company’s total unrecognized tax benefits, including interest and penalties, were $2.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2015	2014

Balance at beginning of year	$—	$—
Additions based on tax positions related to the current year	517	—
Additions for tax positions of prior years	1,491	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$2,008	$—
The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company’s examination by the tax authorities in the U.S. for the 2009 through 2011 tax years closed with no change. The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2012-2015
United Kingdom	2010-2015
Ireland	2011-2015
Canada	2011-2015
Switzerland	2012-2015
Denmark	2012-2015
As of December 31, 2015, the Company’s current income tax recoverable (included in “Other assets”) was $0.9 million.
14.    Transactions with Related Parties
Kewsong Lee, a director of ACGL, is a Managing Director and Deputy Chief Investment Officer for Corporate Private Equity of The Carlyle Group (“Carlyle”). As part of its investment philosophy, the Company invests a portion of its investment portfolio in alternative investment funds. As of December 31, 2015, the Company had aggregate commitments of $695.9 million to funds managed by Carlyle, of which $482.5 million was unfunded. The Company may make additional commitments to funds managed by Carlyle from time to time. During 2015, 2014 and 2013, the Company made aggregate capital contributions to funds managed by Carlyle of $116.5 million, $63.5 million and $60.8 million, respectively. During 2015, 2014 and 2013, the Company received aggregate cash distributions from funds managed by Carlyle of $44.6 million, $45.8 million and $15.0 million, respectively, of which $38.8 million, $34.4 million and $12.9 million, respectively, represented a return of capital.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain directors and executive officers of the Company own common and preference shares of Watford Re. See note 4, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford Re.
15.    Commitments and Contingencies
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
The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, contractholder receivables, prepaid reinsurance premiums, paid losses and loss adjustment expenses recoverable net of reinsurance balances payable, investments and cash and cash equivalent balances. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. In addition, certain insurance policies written by the Company’s insurance operations feature large deductibles, primarily in its construction and national accounts lines of business. Under such contracts, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively. In the event that the Company is unable to collect from the policyholder, the Company would be liable for such defaulted amounts. Collateral, primarily in the form of letters of credit, cash and trusts, is obtained from the policyholder to mitigate the Company’s credit risk. In the instances where the company receives collateral in the form of cash, the Company records a related liability in “Collateral held for insured obligations.”
In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. During 2015, approximately 13.1% and 15.3% of the Company’s consolidated gross written premiums were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively, compared to approximately 13.4% and 15.0% for 2014, respectively, and 16.0% and 17.0% for 2013, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2015, 2014 and 2013.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2015 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.11 billion at December 31, 2015.
Letter of Credit and Revolving Credit Facilities
As of December 31, 2015, ACGL and its wholly-owned subsidiaries had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the “Credit Agreement”). Under the terms of the Credit Agreement, Arch Re U.S. and Arch Re Bermuda are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the $300.0 million unsecured revolving loan. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of ACGL. Secured letters of credit are available for issuance on behalf of ACGL insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations. Issuance of letters of credit and borrowings under the Credit Agreement are subject to compliance

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with certain covenants and conditions, including absence of a material adverse change. These covenants require, among other things, the maintenance of a debt to total capital ratio of not greater than 0.35 to 1 and consolidated tangible net worth in excess of $3.95 billion plus 25% of future aggregate net income for each quarterly period (not including any future net losses) beginning after March 31, 2014 and 25% of future aggregate proceeds from the issuance of common or preferred equity and that ACGL’s principal insurance and reinsurance subsidiaries maintain at least a “B++” rating from A.M. Best. In addition, certain of ACGL’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. ACGL and its’ subsidiaries which are party to the Credit Agreement were in compliance with all covenants contained in the Credit Agreement at December 31, 2015. The Credit Agreement expires on June 30, 2019.
In addition, certain of ACGL’s subsidiaries had outstanding letters of credit of $242.3 million, which were issued on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which certain of ACGL’s subsidiaries has entered into reinsurance arrangements. This is required to ensure that such counterparties are permitted to take credit for reinsurance obtained in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of business and the loss experience of such business. When issued, certain letters of credit are secured by a portion of the investment portfolio. ACGL and its’ subsidiaries which are party to the LOC Facilities were in compliance with all covenants contained in the LOC Facilities at December 31, 2015. At such date, approximately $464.8 million of letters of credit under the LOC Facilities were outstanding, which were secured by investments with a fair value of $529.3 million, and $100.0 million of borrowings were outstanding under the Credit Agreement. Under the $500.0 million secured letter of credit facility, ACGL’s subsidiaries had remaining capacity of $277.5 million.
Watford Re has access to a $100 million letter of credit facility expiring on May 19, 2016 and an $800 million secured credit facility expiring on June 4, 2018, that provides for borrowings and the issuance of letters of credit not to exceed $400 million of borrowings. Borrowings of revolving loans may be made by Watford Re at a variable rate based on LIBOR or an alternative base rate at the option of Watford Re. At December 31, 2015, Watford Re had $125.6 million in outstanding letters of credit under the two facilities and $430.4 million of borrowings outstanding under the secured credit facility, backed by Watford Re’s investment portfolio. Watford Re was in compliance with all covenants contained in both of its credit facilities at December 31, 2015. The Company does not guarantee or provide credit support for Watford Re, and the Company’s financial exposure to Watford Re is limited to its investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
Leases and Purchase Obligations
At December 31, 2015, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases are as follows:

2016	$25,494
2017	24,660
2018	24,337
2019	21,024
2020	18,250
Thereafter	40,361
Total	$154,126
All of these leases are for the rental of office space, with expiration terms that range from 2016 to 2025. Rental expense, net of income from subleases, was approximately $23.8 million, $23.1 million and $18.7 million for 2015, 2014 and 2013, respectively.
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $20.7 million and $22.2 million at December 31, 2015 and 2014, respectively.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment and Other Arrangements
At December 31, 2015, the Company has entered into employment agreements with certain of its executive officers for periods extending up to March 2018. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
16.    Senior Notes
On May 4, 2004, ACGL completed a public offering of $300.0 million principal amount of 7.35% senior notes due May 1, 2034 (“ACGL Senior Notes”). The ACGL Senior Notes are ACGL’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the ACGL Senior Notes are due on May 1st and November 1st of each year. ACGL may redeem the ACGL Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the ACGL Senior Notes at December 31, 2015 and 2014 was $390.1 million and $462.4 million, respectively.
On December 13, 2013, Arch-U.S., a wholly-owned subsidiary of ACGL, completed a public offering of $500.0 million principal amount of 5.144% senior notes due November 1, 2043 (“Arch-U.S. Senior Notes”), fully and unconditionally guaranteed by ACGL (the “Guarantee”). The Arch-U.S. Senior Notes are unsecured and unsubordinated obligations of Arch-U.S. and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and ACGL, respectively. Interest payments on the Arch-U.S. Senior Notes are due on May 1st and November 1st of each year. Arch-U.S. may redeem the Arch-U.S. Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the Arch-U.S. Senior Notes at December 31, 2015 and 2014 was $513.9 million and $609.9 million, respectively.
17.    Goodwill and Intangible Assets
The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with finite life	Total
Net balance at December 31, 2013	$—	$16,666	$10,653	$27,319
Acquisitions	14,965	16,858	76,435	108,258
Amortization	—	—	(25,520)	(25,520)
Foreign currency translation adjustment	(19)	—	(499)	(518)
Net balance at December 31, 2014	14,946	33,524	61,069	109,539
Acquisitions	663	—	10,844	11,507
Amortization	—	—	(22,968)	(22,968)
Foreign currency translation adjustment	(73)	—	(474)	(547)
Net balance at December 31, 2015	$15,536	$33,524	$48,471	$97,531

Gross balance at December 31, 2015	$15,628	$33,524	$135,752	$184,904
Accumulated amortization	—	—	(86,407)	(86,407)
Foreign currency translation adjustment	(92)	—	(874)	(966)
Net balance at December 31, 2015	$15,536	$33,524	$48,471	$97,531

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Balance
December 31, 2015
Acquired insurance contracts	$85,032	$(62,377)	$(152)	$22,503
Operating platform	29,900	(11,462)	—	18,438
Customer relationships	29,296	(16,355)	(722)	12,219
Goodwill	15,628	—	(92)	15,536
Insurance licenses	33,524	—	—	33,524
Unfavorable service contract	(9,533)	4,192	—	(5,341)
Other	1,057	(405)	—	652
Total	$184,904	$(86,407)	$(966)	$97,531

December 31, 2014
Acquired insurance contracts	$77,574	$(47,710)	$(107)	$29,757
Operating platform	29,900	(5,482)	—	24,418
Customer relationships	25,910	(12,283)	(293)	13,334
Goodwill	14,965	—	(19)	14,946
Insurance licenses	33,524	—	—	33,524
Unfavorable service contract	$(9,533)	$2,229	$—	(7,304)
Other	$1,057	$(193)	$—	864
Total	$173,397	$(63,439)	$(419)	$109,539
The expected remaining amortization expense for intangible assets with a finite life is $19.3 million for 2016, $15.3 million for 2017, $11.9 million for 2018, $3.1 million for 2019 and $0.1 million for 2020. The estimated remaining useful lives of these assets range from two to seven years at December 31, 2015.
The Company’s impairment reviews for goodwill and intangible assets did not result in the recognition of impairment losses for 2015, 2014 and 2013.
18.    Shareholders’ Equity
Authorized and Issued
The authorized share capital of ACGL consists of 600 million Common Shares, par value of $0.0033 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in ACGL’s issued and outstanding Common Shares:

	Year Ended December 31,
	2015	2014	2013
Common Shares:
Shares issued and outstanding, beginning of year	171,672,408	169,560,591	168,255,572
Shares issued (1)	1,001,667	1,493,524	811,732
Restricted shares issued, net of cancellations	433,774	618,293	493,287
Shares issued, end of year	173,107,849	171,672,408	169,560,591
Common shares in treasury, end of year	(50,480,066)	(44,304,474)	(35,885,707)
Shares issued and outstanding, end of year	122,627,783	127,367,934	133,674,884

(1)	Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchases
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Authorizations have consisted of a $1.0 billion authorization in February 2007, a $500.0 million authorization in May 2008, a $1.0 billion authorization in November 2009, a $1.0 billion authorization in February 2011 and a $629.2 million authorization in November 2014. Since the inception of the share repurchase program through December 31, 2015, ACGL has repurchased approximately 124.1 million common shares for an aggregate purchase price of $3.61 billion. During 2015, ACGL repurchased 5.9 million common shares for an aggregate purchase price of $365.4 million, compared to 8.2 million common shares for an aggregate purchase price of $454.1 million during 2014 and 1.3 million common shares for an aggregate purchase price of $57.8 million during 2013. At December 31, 2015, approximately $521.8 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Treasury Shares
In May 2010, ACGL’s shareholders approved amendments to the bye-laws to permit ACGL to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by ACGL’s board of directors. From May 5, 2010 to December 31, 2015, all repurchases of ACGL’s common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2015, ACGL held 50.5 million shares for an aggregate cost of $1.94 billion in treasury, at cost.
Preferred Shares
On April 2, 2012, ACGL completed the underwritten public offering of $325.0 million of its 6.75% Series C non-cumulative preferred shares (“Preferred Shares”). Except in specified circumstances relating to certain tax or corporate events, the Preferred Shares are not redeemable prior to April 2, 2017. The net proceeds from the offering of $315.8 million and other available funds were used to redeem all of ACGL’s $200.0 million of 8.0% Series A preferred shares and $125.0 million of 7.875% Series B preferred shares on May 2, 2012. The Series A preferred shares and Series B preferred shares were redeemed at a redemption price equal to $25.00 per share, plus all declared and unpaid dividends to (but excluding) the redemption date.
Dividends on the Preferred Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preferred Shares for any dividend period, holders of Preferred Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. Holders of Preferred Shares will be entitled to receive dividend payments only when, as and if declared by ACGL’s board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.75% of the $25.00 liquidation preference per annum. In 2015, 2014 and 2013, ACGL paid dividends of $21.9 million to holders of ACGL’s preferred shares.
19.    Share-Based Compensation
Long Term Incentive and Share Award Plans
The 2015 Long Term Incentive and Share Award Plan (the (“2015 Plan”) became effective as of May 7, 2015 following approval by shareholders of the Company. The purposes of the 2015 Plan are to advance the interests of ACGL and its shareholders by providing a means to attract, retain, and motivate employees and directors of ACGL and its subsidiaries. The 2015 Plan is intended to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals, and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders. Officers, other employees and directors of ACGL and its subsidiaries will be eligible for grants of awards under the 2015 Plan. The 2015 Plan will terminate as to future awards on February 26, 2025.
The number of common shares reserved for grants of awards under the 2015 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure is 4,300,000. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or SARs)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2015, 3,242,692 shares are available for future issuance.
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
The number of common shares reserved for grants of awards under the 2012 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure is 7,433,924 which is the sum of (i) 4,280,000 and (ii) 3,153,924 shares remaining available for grants under the 2007 Plan. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or SARs) and no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2015, 950,307 shares are available for grant under the 2012 Plan.
On May 11, 2007, following shareholder approval, the Company adopted the 2007 Employee Share Purchase Plan (the “ESPP”). The purpose of the ESPP is to give employees of ACGL and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of ACGL and its subsidiaries. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Code. A total of 2,250,000 common shares are reserved for issuance under the ESPP. At December 31, 2015, approximately 563,259 shares remain available for issuance. The ESPP provides for consecutive six-month offering periods (or other periods of not more than 27 months as determined by the compensation committee) under which participating employees can elect to have up to 20% of their total compensation withheld and applied to the purchase of common shares of the Company at the end of the period. Unless otherwise determined by the compensation committee before an offering period commences, (1) the purchase price will be 85% of the fair market value of the common shares at the beginning of the offering period; and (2) the maximum number of common shares that may be purchased by an employee in any offering period is 3,000 shares. In addition, applicable Code limitations specify, in general, that a participant’s right to purchase stock under the ESPP cannot accumulate at a rate in excess of $25,000 (based on the value at the beginning of the applicable offering periods) per calendar year. The Company recorded $1.7 million of share-based compensation expense, net of a tax benefit of $0.2 million, related to the ESPP for 2015, compared to $1.6 million, net of a tax benefit of $0.1 million, for 2014 and $1.4 million, net of a tax benefit of $0.1 million, for 2013.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded after-tax share-based compensation expense of $10.5 million related to stock options and SARs for 2015, net of a tax benefit of $2.2 million, compared to $12.5 million for 2014, net of a tax benefit of $2.1 million, and $10.6 million for 2013, net of a tax benefit of $2.0 million. As of December 31, 2015, there was approximately $12.0 million of unrecognized compensation cost related to nonvested stock options and SARs. Such cost is expected to be recognized over a weighted average period of 1.3 years.
For purposes of determining estimated market value, the Company has computed the estimated market values of share-based compensation related to stock options and SARs using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, stock options and SARs generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The expected life assumption (i.e., the estimated period of time between the date an option or SAR is granted and the date the option or SAR is exercised) was based on an expected term analysis which incorporated the Company’s historical exercise experience. The Company based its estimate of expected volatility for stock options and SARs granted during 2015 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company’s transition as a worldwide insurance and reinsurance company. For stock options and SARs granted during 2014 and 2013, the Company based its volatility estimate under the same method used for 2015, using the period from September 20, 2002 through the last day of the applicable period.

	Year Ended December 31,
	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	22.1%	22.8%	23.6%
Risk free interest rate	1.8%	1.9%	1.0%
Expected option life	6.0 years	6.0 years	6.0 years
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
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2015 is presented below:

	Year Ended December 31, 2015
	Number of Options / SARs	Weighted Average Exercise Price
Outstanding, beginning of year	7,804,033	$34.52
Granted	693,107	$61.93
Exercised	(926,958)	$24.91
Forfeited or expired	(87,720)	$50.09
Outstanding, end of year	7,482,462	$38.07
Exercisable, end of year	5,429,047	$32.88
The weighted average grant-date fair value of stock options and SARs granted during 2015, 2014 and 2013 was $15.90, $14.77 and $12.96, respectively. The aggregate intrinsic value of stock options and SARs exercised during 2015, 2014 and 2013 was approximately $38.6 million, $58.4 million, and $21.7 million, respectively and represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. Shares issued upon exercise of stock options and SARs were from the Company’s authorized but unissued share capital pool.
The aggregate intrinsic value of the Company’s outstanding and exercisable stock options and SARs at December 31, 2015 was $237.1 million and $200.2 million, respectively. The weighted average remaining contractual life of the Company’s outstanding and exercisable stock options and SARs at December 31, 2015 was 5.4 years and 4.4 years,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. During 2015, the Company received proceeds of $9.4 million from the exercise of stock options and recognized a tax benefit of $8.0 million from the exercise of stock options and SARs.
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
The Company recorded $32.9 million of share-based compensation expense, net of a tax benefit of $8.6 million, related to restricted share and unit awards for 2015, compared to $30.0 million, net of a tax benefit of $8.4 million, for 2014 and $27.4 million, net of a tax benefit of $7.8 million, for 2013. As of December 31, 2015, there was $39.9 million and $6.2 million, respectively, of unrecognized compensation costs related to unvested restricted share and unit awards, which are expected to be recognized over a weighted average period of 1.3 years and 1.3 years, respectively.
A summary of unvested restricted share and unit activity under the Company’s Long Term Incentive and Share Award Plans for 2015 is presented below:

	Year Ended December 31, 2015
	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,969,842	305,133
Granted	502,638	69,340
Vested	(603,023)	(88,916)
Forfeited	(68,864)	(20,928)
Unvested balance, end of year	1,800,593	264,629

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$48.47	$48.49
Granted	$62.70	$62.61
Vested	$49.75	$50.94
Forfeited	$50.45	$48.97
Unvested balance, end of year	$51.94	$51.33
During 2015, 2014 and 2013, the Company granted an aggregate of 571,978, 767,469 and 590,118 restricted share and restricted unit awards, respectively, with weighted average grant date fair values of $62.69, $56.97 and $53.21, respectively. During 2015, 2014 and 2013, the aggregate fair value of restricted shares and units that vested was $43.8 million, $38.6 million and $41.0 million, respectively. The aggregate intrinsic value of restricted units outstanding at December 31, 2015 was $28.8 million, and the aggregate intrinsic value of restricted units vested and deferred was $10.4 million.
The issuance of share-based awards and amortization thereon has no effect on the Company’s consolidated shareholders’ equity.
20.    Retirement Plans
For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2015, 2014 and 2013, the Company expensed $29.7 million, $26.8 million and $21.5 million, respectively, related to these retirement plans.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Legal Proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2015, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
22.    Statutory Information
The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2015 and 2014 was as follows:

	December 31, 2015		December 31, 2014
	Actual (1)	Required (1)	Actual (1)	Required (1)
Statutory capital and surplus (1):
Bermuda	$6,397,010	$2,129,064	$6,447,803	$2,209,757
Ireland	559,996	459,271	553,561	463,877
United States	1,564,056	488,794	1,454,282	467,797
United Kingdom	404,821	321,462	384,525	307,596
Canada	67,436	36,360	79,123	58,837

(1)	Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory net income (loss):
Bermuda	$514,151	$692,676	$719,267
Ireland	29,041	43,197	(24,410)
United States	76,604	46,110	62,605
United Kingdom	3,285	13,016	(11,353)
Canada	(1,098)	1,517	(36,203)
Statutory accounting differs from U.S. GAAP in the reporting of certain items such as acquisition costs, deferred income taxes and investments.
Bermuda
Under The Insurance Act 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), Arch Re Bermuda, the Company’s Bermuda reinsurance and insurance subsidiary, is registered as a Class 4 insurer and long-term insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the Bermuda Monetary Authority (“BMA”). The Insurance Act also requires Arch Re Bermuda to maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2015, all such requirements were met.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bermuda Companies Act 1981 (the “Companies Act”) limits Arch Re Bermuda’s ability to pay dividends and distributions to shareholders if there are reasonable grounds for believing that: (a) Arch Re Bermuda is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of Arch Re Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. Accordingly, Arch Re Bermuda can pay approximately $1.36 billion to ACGL during 2016 without providing an affidavit to the BMA.
Watford Re is registered as a Class 4 insurer and is required to annually prepare and file statutory financial statements and a statutory financial return with the BMA. The Insurance Act also requires Watford Re to maintain minimum share capital and must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. At December 31, 2015, all such requirements were met.
Ireland
Arch Re Europe was licensed and authorized by the Central Bank of Ireland (“CBOI”) as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009 while Arch MI Europe was authorized as a non-life insurer in Ireland in December 2011. Irish authorized reinsurers and insurers, such as Arch Re Europe and Arch MI Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. Arch Re Europe and Arch MI Europe are subject to the supervision of the CBOI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI. Arch Re Europe and Arch MI Europe are required to maintain reserves, particularly in respect of underwriting liabilities and a solvency margin. Assets constituting statutory reserves must comply with certain principles including obligations to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.
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
The Company’s U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company’s regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $120 million of dividends during 2016 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of the $120 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payments; or (2) the Commissioner shall have

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.
Arch MI U.S. is subject to detailed regulation both by its domiciliary and primary regulator, the Wisconsin Office of the Commissioner of Insurance, and by state insurance departments in each state in which it is licensed. In addition, Arch MI U.S. is currently approved by the GSEs as an eligible mortgage insurer. In April 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The PMIERs became effective December 31, 2015 and apply to Arch MI U.S., which is a GSE-approved mortgage insurer. In addition to extensive requirements relating to the operation of the Company’s mortgage insurance business, the PMIERs include revised financial requirements for mortgage insurers. These financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Under the PMIERs, Arch MI U.S. is deemed to be a “newly-approved insurer.” As a result of this status, until January 2017, Arch MI U.S. is subject to additional PMIER requirements, including that it is prohibited from paying dividends to affiliates or making any investment, contribution or loan to any affiliate until such date.
United Kingdom
The Company’s European insurance operations are conducted on two platforms: Arch Insurance Company Europe and Arch Syndicate 2012 (collectively, the insurance operations are referred to as “Arch Insurance Europe”). Arch Insurance Company Europe was licensed and authorized by the Financial Services Authority (“FSA”) to underwrite all classes of general insurance in the U.K. in May 2004. In 2009, AUAL was licensed and authorized by the FSA and the Lloyd’s Franchise Board. AUAL holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. The FSA was replaced by the Prudential Regulatory Authority (“PRA”) and the Financial Conduct Authority (“FCA”) in 2013. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the “U.K. Companies Acts”).
Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) are each required to demonstrate the adequacy of its financial assets to the PRA. On a periodic basis, Arch Insurance Europe is required to provide the PRA and Lloyd’s with its own risk-based assessment of its capital needs, taking into account comprehensive risk factors, including market, credit, operational, liquidity and group risks to generate a revised calculation of its expected liabilities which, in turn, enables the PRA and Lloyd’s to provide individual capital guidance and requirements to Arch Insurance Europe. Arch Insurance Europe’s surplus is above the risk-based capital threshold allowed by the PRA's individual capital assessment of Arch Insurance Europe. The PRA requires that Arch Insurance Europe maintain a margin of solvency calculation based on the classes of business for which it is authorized and within its premium income projections applied to its worldwide general business.
Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the PRA or FCA, as applicable, requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance Company Europe, AUAL and ASIL. Dividends or distributions, if any, made by Arch Insurance Europe would result in an increase in available capital at Arch Re Europe, a subsidiary of Arch Re Bermuda.
Canada
Arch Insurance Canada, which commenced underwriting on January 1, 2013, and the Canadian branch of Arch Re U.S. (“Arch Re Canada”), which commenced underwriting on January 1, 2015, are subject to federal, as well as provincial and territorial, regulation in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), regulates federal Canadian and non-Canadian

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance companies operating in Canada. Arch Insurance Canada and Arch Re Canada are subject to regulation in the provinces and territories in which they underwrite insurance/reinsurance, and the primary goal of insurance/reinsurance regulation at the provincial and territorial levels is to govern the market conduct of insurance/reinsurance companies. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory. Arch Re Canada is licensed to carry-on reinsurance business by OSFI and in the provinces of Ontario and Quebec.
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
Dubai
Gulf Re is incorporated in the Dubai International Financial Centre (“DIFC”), a free zone specializing in wholesale financial services. The DIFC is situated in the Emirate of Dubai in the United Arab Emirates. Gulf Re is licensed to “Carry out Contracts of (Re)insurance” and “Effect Contracts of (Re)insurance” in respect of general insurance lines. Gulf Re is overseen by the DFSA and is subject to the laws of the DIFC. Gulf Re is not subject to insurance or financial regulation by the United Arab Emirates. As a (re)insurer licensed in the DIFC (a wholesale financial services market), Gulf Re is authorized to insure direct risks situated in the DIFC, but can only reinsure risks situated in the rest of the United Arab Emirates. In respect of risks situated outside of the United Arab Emirates, Gulf Re is authorized to insure or reinsure risks provided that doing so is not in breach of local regulation. Dividends or distributions, if any, made by Gulf Re would result in an increase in available capital at Arch Re Bermuda.
23.    Unaudited Condensed Quarterly Financial Information
The following table summarizes the 2015 and 2014 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2015
Net premiums written	$834,984	$971,972	$943,580	$1,066,995
Net premiums earned	943,520	936,683	943,438	910,264
Net investment income	95,900	86,233	86,963	78,994
Net realized gains (losses)	(143,767)	(89,698)	(35,725)	83,348
Net impairment losses recognized in earnings	(7,336)	(5,868)	(1,113)	(5,799)
Underwriting income	113,143	94,779	105,114	116,471
Net income	58,579	80,033	115,790	283,336
Preferred dividends	(5,485)	(5,484)	(5,485)	(5,484)
Net income available to Arch common shareholders	53,094	74,549	110,305	277,852
Net income per common share -- basic	$0.44	$0.62	$0.91	$2.24
Net income per common share -- diluted	$0.42	$0.60	$0.88	$2.16

Year Ended December 31, 2014
Net premiums written	$895,481	$959,539	$971,928	$1,064,990
Net premiums earned	923,165	903,651	907,152	859,780
Net investment income	82,496	80,105	72,990	66,994
Net realized gains (losses)	10,561	18,515	54,144	19,697
Net impairment losses recognized in earnings	(3,837)	(8,593)	(14,749)	(2,971)
Underwriting income	113,464	101,087	124,091	132,456
Net income	215,164	228,675	208,016	182,500
Preferred dividends	(5,485)	(5,484)	(5,485)	(5,484)
Net income available to Arch common shareholders	209,679	223,191	202,531	177,016
Net income per common share -- basic	$1.65	$1.69	$1.53	$1.34
Net income per common share -- diluted	$1.60	$1.64	$1.48	$1.30

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Guarantor Financial Information
The following tables present condensed consolidating balance sheets at December 31, 2015 and 2014 and condensed consolidating statements of income, comprehensive income and cash flows for 2015, 2014 and 2013 for ACGL, Arch-U.S., a 100% owned subsidiary of ACGL, and ACGL's other subsidiaries.

	December 31, 2015
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$50	$42,210	$15,815,381	$(14,700)	$15,842,941
Cash	6,809	17,023	529,494	—	553,326
Investments in subsidiaries	6,609,174	1,712,757	—	(8,321,931)	—
Due from subsidiaries and affiliates	23	48,811	384,469	(433,303)	—
Premiums receivable	—	—	1,376,310	(392,867)	983,443
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,783,452	(3,916,079)	1,867,373
Contractholder receivables	—	—	1,486,296	—	1,486,296
Prepaid reinsurance premiums	—	—	1,511,795	(1,084,186)	427,609
Deferred acquisition costs, net	—	—	433,477	—	433,477
Other assets	4,138	45,522	2,119,279	(586,134)	1,582,805
Total assets	$6,620,194	$1,866,323	$29,439,953	$(14,749,200)	$23,177,270

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$13,010,608	$(3,885,358)	$9,125,250
Unearned premiums	—	—	3,418,118	(1,084,186)	2,333,932
Reinsurance balances payable	—	—	603,586	(379,466)	224,120
Contractholder payables	—	—	1,486,296	—	1,486,296
Collateral held for insured obligations			248,982		248,982
Deposit accounting liabilities	—	—	463,507	(203,143)	260,364
Senior notes	296,874	494,432	—	—	791,306
Revolving credit agreement borrowings	100,000	—	430,434	—	530,434
Due to subsidiaries and affiliates	26	35,000	398,277	(433,303)	—
Other liabilities	18,413	50,890	1,385,500	(427,111)	1,027,692
Total liabilities	415,313	580,322	21,445,308	(6,412,567)	16,028,376

Redeemable noncontrolling interests	—	—	219,882	(14,700)	205,182

Shareholders' Equity
Total shareholders' equity available to Arch	6,204,881	1,286,001	7,035,932	(8,321,933)	6,204,881
Non-redeemable noncontrolling interests	—	—	738,831	—	738,831
Total shareholders' equity	6,204,881	1,286,001	7,774,763	(8,321,933)	6,943,712

Total liabilities, noncontrolling interests and shareholders' equity	$6,620,194	$1,866,323	$29,439,953	$(14,749,200)	$23,177,270

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$107	$62,867	$15,257,796	$—	$15,320,770
Cash	3,218	2,787	479,697	—	485,702
Investments in subsidiaries	6,536,644	1,685,185	—	(8,221,829)	—
Due from subsidiaries and affiliates	48	7,517	370,429	(377,994)	—
Premiums receivable	—	—	1,331,511	(382,816)	948,695
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,584,973	(3,772,128)	1,812,845
Contractholder receivables	—	—	1,309,192	—	1,309,192
Prepaid reinsurance premiums	—	—	1,373,008	(995,930)	377,078
Deferred acquisition costs, net	—	—	414,525	—	414,525
Other assets	4,386	43,921	1,705,546	(416,579)	1,337,274
Total assets	$6,544,403	$1,802,277	$27,826,677	$(14,167,276)	$22,006,081

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$12,784,030	$(3,747,582)	$9,036,448
Unearned premiums	—	—	3,227,508	(995,930)	2,231,578
Reinsurance balances payable	—	—	589,289	(369,977)	219,312
Contractholder payables	—	—	1,309,192	—	1,309,192
Collateral held for insured obligations			184,219		184,219
Deposit accounting liabilities	—	—	587,050	(259,666)	327,384
Senior notes	296,796	494,345	—	—	791,141
Revolving credit agreement borrowings	100,000	—	—	—	100,000
Due to subsidiaries and affiliates	417	7,505	370,072	(377,994)	—
Other liabilities	17,137	49,403	815,919	(194,298)	688,161
Total liabilities	414,350	551,253	19,867,279	(5,945,447)	14,887,435

Redeemable noncontrolling interests	—	—	219,512	—	219,512

Shareholders' Equity
Total shareholders' equity available to Arch	6,130,053	1,251,024	6,970,805	(8,221,829)	6,130,053
Non-redeemable noncontrolling interests	—	—	769,081	—	769,081
Total shareholders' equity	6,130,053	1,251,024	7,739,886	(8,221,829)	6,899,134

Total liabilities, noncontrolling interests and shareholders' equity	$6,544,403	$1,802,277	$27,826,677	$(14,167,276)	$22,006,081

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$3,733,905	$—	$3,733,905
Net investment income	1	2,342	368,413	(22,666)	348,090
Net realized gains (losses)	—	1	(185,843)	—	(185,842)
Net impairment losses recognized in earnings	—	—	(20,116)	—	(20,116)
Other underwriting income	—	—	35,739	(242)	35,497
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	25,455	—	25,455
Other income (loss)	—	—	(399)	—	(399)
Total revenues	1	2,343	3,957,154	(22,908)	3,936,590

Expenses
Losses and loss adjustment expenses	—	—	2,050,903	—	2,050,903
Acquisition expenses	—	—	681,476	—	681,476
Other operating expenses	48,107	3,689	605,465	—	657,261
Interest expense	23,450	26,502	18,024	(22,102)	45,874
Net foreign exchange (gains) losses	—	—	(41,622)	(24,496)	(66,118)
Total expenses	71,557	30,191	3,314,246	(46,598)	3,369,396

Income (loss) before income taxes	(71,556)	(27,848)	642,908	23,690	567,194
Income tax (expense) benefit	—	9,732	(50,344)	—	(40,612)
Income (loss) before equity in net income of subsidiaries	(71,556)	(18,116)	592,564	23,690	526,582
Equity in net income of subsidiaries	609,294	50,156	—	(659,450)	—
Net income	537,738	32,040	592,564	(635,760)	526,582
Net (income) loss attributable to noncontrolling interests	—	—	10,351	805	11,156
Net income available to Arch	537,738	32,040	602,915	(634,955)	537,738
Preferred dividends	(21,938)	—	—	—	(21,938)
Net income available to Arch common shareholders	$515,800	$32,040	$602,915	$(634,955)	$515,800

Comprehensive income (loss) available to Arch	$392,380	$838	$482,047	$(482,885)	$392,380

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$3,593,748	$—	$3,593,748
Net investment income	—	—	326,831	(24,246)	302,585
Net realized gains (losses)	—	5	102,912	—	102,917
Net impairment losses recognized in earnings	—	—	(30,150)	—	(30,150)
Other underwriting income	—	—	10,142	—	10,142
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	19,883	—	19,883
Other income (loss)	—	—	(10,252)	—	(10,252)
Total revenues	—	5	4,013,114	(24,246)	3,988,873

Expenses
Losses and loss adjustment expenses	—	—	1,919,250	—	1,919,250
Acquisition expenses	—	—	657,262	—	657,262
Other operating expenses	46,074	3,387	556,763	—	606,224
Interest expense	23,423	25,817	20,640	(24,246)	45,634
Net foreign exchange (gains) losses	—	—	(53,222)	(30,522)	(83,744)
Total expenses	69,497	29,204	3,100,693	(54,768)	3,144,626

Income (loss) before income taxes	(69,497)	(29,199)	912,421	30,522	844,247
Income tax (expense) benefit	—	10,125	(33,112)	—	(22,987)
Income (loss) before equity in net income of subsidiaries	(69,497)	(19,074)	879,309	30,522	821,260
Equity in net income of subsidiaries	903,852	53,584	—	(957,436)	—
Net income	834,355	34,510	879,309	(926,914)	821,260
Net (income) loss attributable to noncontrolling interests	—	—	13,095	—	13,095
Net income available to Arch	834,355	34,510	892,404	(926,914)	834,355
Preferred dividends	(21,938)	—	—	—	(21,938)
Net income available to Arch common shareholders	$812,417	$34,510	$892,404	$(926,914)	$812,417

Comprehensive income (loss) available to Arch	$888,247	$33,671	$976,821	$(1,010,492)	$888,247

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$3,145,952	$—	$3,145,952
Net investment income	—	31	307,449	(40,261)	267,219
Net realized gains (losses)	—	—	74,018	—	74,018
Net impairment losses recognized in earnings	—	—	(3,786)	—	(3,786)
Other underwriting income	—	—	7,639	—	7,639
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	35,701	—	35,701
Other income (loss)	—	—	(586)	—	(586)
Total revenues	—	31	3,566,387	(40,261)	3,526,157

Expenses
Losses and loss adjustment expenses	—	—	1,679,424	—	1,679,424
Acquisition expenses	—	—	564,103	—	564,103
Other operating expenses	38,702	2,691	459,337	—	500,730
Interest expense	23,272	1,316	42,733	(40,261)	27,060
Net foreign exchange (gains) losses	—	—	2,145	10,190	12,335
Total expenses	61,974	4,007	2,747,742	(30,071)	2,783,652

Income (loss) before income taxes	(61,974)	(3,976)	818,645	(10,190)	742,505
Income tax (expense) benefit	—	1,383	(34,157)	—	(32,774)
Income (loss) before equity in net income of subsidiaries	(61,974)	(2,593)	784,488	(10,190)	709,731
Equity in net income of subsidiaries	771,705	25,644	—	(797,349)	—
Net income	709,731	23,051	784,488	(807,539)	709,731
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—
Net income available to Arch	709,731	23,051	784,488	(807,539)	709,731
Preferred dividends	(21,938)	—	—	—	(21,938)
Net income available to Arch common shareholders	$687,793	$23,051	$784,488	$(807,539)	$687,793

Comprehensive income (loss) available to Arch	$497,678	$(28,330)	$562,245	$(533,915)	$497,678

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$404,144	$5,505	$1,074,021	$(485,764)	$997,906
Investing Activities
Purchases of fixed maturity investments	—	(3,505)	(29,448,368)	—	(29,451,873)
Purchases of equity securities	(8,070)	—	(507,343)	—	(515,413)
Purchases of other investments	—	—	(1,749,525)	—	(1,749,525)
Proceeds from the sales of fixed maturity investments	—	24,507	28,069,540	—	28,094,047
Proceeds from the sales of equity securities	—	—	564,011	—	564,011
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,250,883	—	1,250,883
Proceeds from redemptions and maturities of fixed maturity investments	—	—	748,529	—	748,529
Net settlements of derivative instruments	—	—	(5,056)	—	(5,056)
Proceeds from investment in joint venture	—	—	40,000	—	40,000
Net (purchases) sales of short-term investments	57	(338)	169,376	—	169,095
Change in cash collateral related to securities lending	—	—	(6,662)	—	(6,662)
Contributions to subsidiaries	(10,000)	—	(49,348)	59,348	—
Intercompany loans issued	—	(39,500)	(27,500)	67,000	—
Purchase of business, net of cash acquired	—	—	818	—	818
Purchases of fixed assets	(80)	—	(15,656)	—	(15,736)
Change in other assets	—	—	(36,993)	—	(36,993)
Net Cash Provided By (Used For) Investing Activities	(18,093)	(18,836)	(1,003,294)	126,348	(913,875)
Financing Activities
Purchases of common shares under share repurchase program	(365,383)	—	—	—	(365,383)
Proceeds from common shares issued, net	4,861	—	59,348	(59,348)	4,861
Proceeds from intercompany borrowings	—	27,500	39,500	(67,000)	—
Proceeds from borrowings	—	—	431,362	—	431,362
Change in cash collateral related to securities lending	—	—	6,662	—	6,662
Dividends paid to redeemable noncontrolling interests	—	—	(19,263)	956	(18,307)
Dividends paid to parent (1)	—	—	(484,808)	484,808	—
Other	—	67	(41,980)	—	(41,913)
Preferred dividends paid	(21,938)	—	—	—	(21,938)
Net Cash Provided By (Used For) Financing Activities	(382,460)	27,567	(9,179)	359,416	(4,656)
Effects of exchange rates changes on foreign currency cash	—	—	(11,751)	—	(11,751)
Increase (decrease) in cash	3,591	14,236	49,797	—	67,624
Cash beginning of year	3,218	2,787	479,697	—	485,702
Cash end of year	$6,809	$17,023	$529,494	$—	$553,326

(1)	Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$467,091	$8,142	$1,077,597	$(515,700)	$1,037,130
Investing Activities
Purchases of fixed maturity investments	—	(78,509)	(28,666,770)	—	(28,745,279)
Purchases of equity securities	—	—	(520,817)	—	(520,817)
Purchases of other investments	—	—	(1,590,648)	—	(1,590,648)
Proceeds from the sales of fixed maturity investments	—	16,011	26,807,178	—	26,823,189
Proceeds from the sales of equity securities	—	—	411,362	—	411,362
Proceeds from the sales, redemptions and maturities of other investments	—	—	941,798	—	941,798
Proceeds from redemptions and maturities of fixed maturity investments	—	—	762,995	—	762,995
Net settlements of derivative instruments	—	—	34,372	—	34,372
Net (purchases) sales of short-term investments	2,423	408,591	166,112	—	577,126
Change in cash collateral related to securities lending	—	—	57,470	—	57,470
Contributions to subsidiaries	—	(341,707)	(128,825)	470,532	—
Intercompany loans issued	—	(7,500)	31,464	(23,964)	—
Purchase of business, net of cash acquired	—	—	(237,106)	—	(237,106)
Purchases of fixed assets	(271)	—	(19,612)	—	(19,883)
Net Cash Provided By (Used For) Investing Activities	2,152	(3,114)	(1,951,027)	446,568	(1,505,421)
Financing Activities
Purchases of common shares under share repurchase program	(454,137)	—	—	—	(454,137)
Proceeds from common shares issued, net	6,827	—	470,532	(470,532)	6,827
Proceeds from intercompany borrowings	—	7,500	7,500	(15,000)	—
Repayments of intercompany borrowings	—	(10,250)	(28,714)	38,964	—
Change in cash collateral related to securities lending	—	—	(57,470)	—	(57,470)
Third party investment in non-redeemable noncontrolling interests	—	—	796,903	—	796,903
Third party investment in redeemable noncontrolling interests	—	—	219,233	—	219,233
Dividends paid to redeemable noncontrolling interests	—	—	(14,448)	—	(14,448)
Dividends paid to parent (1)	—	—	(515,700)	515,700	—
Other	—	—	64,973	—	64,973
Preferred dividends paid	(21,938)	—	—	—	(21,938)
Net Cash Provided By (Used For) Financing Activities	(469,248)	(2,750)	942,809	69,132	539,943
Effects of exchange rates changes on foreign currency cash	—	—	(20,007)	—	(20,007)
Increase (decrease) in cash	(5)	2,278	49,372	—	51,645
Cash beginning of year	3,223	509	430,325	—	434,057
Cash end of year	$3,218	$2,787	$479,697	$—	$485,702

(1)	Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$68,562	$(6,569)	$908,375	$(119,500)	$850,868
Investing Activities
Purchases of fixed maturity investments	—	—	(18,174,988)	—	(18,174,988)
Purchases of equity securities	—	—	(535,857)	—	(535,857)
Purchases of other investments	—	—	(994,185)	—	(994,185)
Proceeds from the sales of fixed maturity investments	—	—	17,194,635	—	17,194,635
Proceeds from the sales of equity securities	—	—	462,787	—	462,787
Proceeds from the sales, redemptions and maturities of other investments	—	—	817,648	—	817,648
Proceeds from redemptions and maturities of fixed maturity investments	—	—	731,708	—	731,708
Net settlements of derivative instruments	—	—	14,494	—	14,494
Net (purchases) sales of short-term investments	5,799	(400,162)	(356,250)	—	(750,613)
Change in cash collateral related to securities lending	—	—	(55,643)	—	(55,643)
Contributions to subsidiaries	(160)	(97,850)	(20,250)	118,260	—
Intercompany loans issued	—	—	(10,250)	10,250	—
Purchases of fixed assets	(712)	—	(16,787)	—	(17,499)
Net Cash Provided By (Used For) Investing Activities	4,927	(498,012)	(942,938)	128,510	(1,307,513)
Financing Activities
Purchases of common shares under share repurchase program	(57,796)	—	—	—	(57,796)
Proceeds from common shares issued, net	3,051	—	118,260	(118,260)	3,051
Proceeds from intercompany borrowings	—	10,250	—	(10,250)	—
Proceeds from borrowings	—	494,228	—	—	494,228
Change in cash collateral relating to securities lending	—	—	55,643	—	55,643
Dividends paid to parent (1)	—	—	(119,500)	119,500	—
Other	—	—	50,830	—	50,830
Preferred dividends paid	(21,938)	—	—	—	(21,938)
Net Cash Provided By (Used For) Financing Activities	(76,683)	504,478	105,233	(9,010)	524,018
Effects of exchange rates changes on foreign currency cash	—	—	(4,357)	—	(4,357)
Increase (decrease) in cash	(3,194)	(103)	66,313	—	63,016
Cash beginning of year	6,417	612	364,012	—	371,041
Cash end of year	$3,223	$509	$430,325	$—	$434,057

(1)	Included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) column.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2015, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2016, which we intend to file with the SEC pursuant to Regulation 14A before April 30, 2016. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of ACGL’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2016, which Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2016, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2015:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by security holders	7,895,826	$38.07	4,756,257
Equity compensation plans not approved by security holders	—	—	—
Total	7,895,826	$38.07	4,756,257	(2)
________________________

(1)
Includes all vested and unvested stock options outstanding of 7,482,462 and restricted stock units outstanding of 413,364. The weighted average exercise price does not take into account restricted stock units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2015 was 5.38 years.

(2)
Includes 563,259 common shares remaining available for future issuance under our Employee Share Purchase Plan and 4,192,998 common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 2,415,308 common shares, or 57.6% of the 4,192,998 common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2016, which Proxy Statement is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before April 30, 2016, which Proxy Statement is incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements
Included in Part II – see Item 8 of this report.
2.Financial Statement Schedules

Page No.

III. Supplementary Insurance Information
For the years ended December 31, 2015, 2014 and 2013	216

IV. Reinsurance
For the years ended December 31, 2015, 2014 and 2013	217

VI. Supplementary Information for Property and Casualty Insurance Underwriters
For the years ended December 31, 2015, 2014 and 2013	218
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

3.    Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of ACGL(b)
3.2	Bye-Laws of ACGL(u)
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital(u)
4.1	Certificate of Designations of Series C Non-Cumulative Preferred Shares(x)
4.2.1	Specimen Common Share Certificate(c)
4.2.2	Specimen Series C Non-Cumulative Preferred Share Certificate(x)
4.3	Indenture and First Supplemental Indenture, dated as of May 4, 2004, between ACGL and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”)(h)
4.3	Indenture and First Supplemental Indenture, dated as of December 13, 2013, between Arch Capital Group (U.S.) Inc. (“Arch U.S.”), ACGL and The Bank of New York Mellon, as trustee(gg)
10.1.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)(e)†
10.1.2	First Amendment to the 2002 Plan(f)†
10.1.3	Second Amendment to the 2002 Plan(q)†
10.2	Second Amended and Restated ACGL Incentive Compensation Plan (q)†
10.3.1	ACGL 2007 Long Term Incentive and Share Award Plan(m)†
10.3.2	ACGL 2012 Long Term Incentive and Share Award Plan(w)†
10.3.3	ACGL 2007 Employee Share Purchase Plan (“2007 ESPP”)(m)†
10.3.4	Amendment to ACGL 2007 ESPP, dated as of November 7, 2007(n)†
10.3.5	ACGL 2015 Long Term Incentive and Share Award Plan(ll)†
10.4.1
Restricted Share Unit Agreement with ACGL-Constantine Iordanou-February 20, 2003 grant (“February RSU Agreement”)(g), First Amendment to February RSU Agreement-December 9, 2008 grant(q) and Second Amendment to February RSU Agreement-July 9, 2009 grant(r)†

10.4.2	Restricted Share Unit Agreement with ACGL-Mark D. Lyons-May 9, 2008 grant(p), May 6, 2009 grant(s), May 5, 2010 grant(t), May 6, 2011 grant(v) and May 9, 2012 grant(aa)†
10.4.3	Restricted Share Unit Agreement with ACGL-David McElroy-September 6, 2012 grant(ee) and May 9, 2013 grant(ff)†
10.4.4	Restricted Share Agreement with ACGL-Mark D. Lyons-September 6, 2012 grant(ee)†
10.4.5	Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings and Marc Grandisson-November 12, 2012 grants(ee)†
10.4.6
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings, David H. McElroy and Marc Grandisson-May 9, 2012 grant(aa)†

10.4.7
Restricted Share Agreements with ACGL substantially in the form signed by each of Constantine Iordanou, Louis T. Petrillo, W. Preston Hutchings, Mark D. Lyons and Marc Grandisson-May 9, 2013 grants(ff)†

10.4.8	Restricted Share Agreement with ACGL. substantially in the form signed by the Non-Employee Directors of ACGL-May 9, 2014 grants(ii)†
10.4.9
Restricted Share Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo-May 13, 2014 grants(ii)†

10.4.10	Restricted Share Unit Agreement with ACGL-David McElroy-May 13, 2014 grant(ii)†
10.4.11	Restricted Share Agreement with ACGL substantially in the form signed by each of Louis J. Paglia and Eugene S. Sunshine-July 14, 2014 grants(kk)†
10.4.12	Restricted Share Agreement with ACGL-Marc Grandisson-November 6, 2014 grant(mm)†
10.4.13	Restricted Share Agreement with ACGL substantially in the form signed by the Non-Employee Directors of ACGL-May 7, 2015 grants(nn)†
10.4.14
Restricted Share Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo-May 13, 2015 grants(nn)†

10.4.15	Restricted Share Unit Agreement with ACGL-David McElroy-May 13, 2015 grant(nn)†
10.5.1	Stock Option Agreement with ACGL-Marc Grandisson-November 15, 2005 grant(k)†
10.5.2	Stock Option Agreements with ACGL and Constantine Iordanou, John D. Vollaro and Marc Grandisson-February 23, 2006 grants(l)†
10.5.3	Stock Option Agreement with ACGL-W. Preston Hutchings-February 23, 2006 grant(l)†

10.5.4	Non-Qualified Stock Option Agreement with Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo-May 13, 2015 grants(nn)†
10.6.1	Share Appreciation Right Agreement with ACGL substantially in the form signed by Louis T. Petrillo and W. Preston Hutchings-May 11, 2007 grants(n)†
10.6.2	Share Appreciation Right Agreement with ACGL substantially in the form signed by Constantine Iordanou, John D. Vollaro and Marc Grandisson-May 11, 2007 grants(n)†
10.6.3
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo-May 9, 2008 grants(p)†

10.6.4
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, John D. Vollaro and Louis T. Petrillo-May 6, 2009 grants(s)†

10.6.5
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo-May 5, 2010 grants(t) May 6, 2011 grants(v), May 9, 2012 grants(aa) and May 9, 2013 grants (includes David H. McElroy)(ff)†

10.6.6	Share Appreciation Right Agreement with ACGL-Constantine Iordanou-February 25, 2010 grant(aa),February 29, 2012 grant(aa) and September 6, 2012 grants(ee)†
10.6.7	Share Appreciation Right Agreement with ACGL-David H. McElroy-June 8, 2009 grant(cc) and September 6, 2012 grants(ee)†
10.6.8	Share Appreciation Right Agreement with ACGL-Mark D. Lyons-September 6, 2012 grant(ee)†
10.6.9	Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo-November 12, 2012 grants(ee)†
10.6.10
Share Appreciation Right Agreement with ACGL substantially in the form signed by each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, David McElroy and Louis T. Petrillo for May 13, 2014 grants(ii)†

10.6.11	Share Appreciation Right Agreement with ACGL-Mark D. Lyons-February 28, 2014 grant(ii)†
10.6.12	Share Appreciation Right Agreement with ACGL-Constantine Iordanou-February 28, 2014 grant(ii)†
10.6.13	Share Appreciation Right Agreement with ACGL-Marc Grandisson-November 6, 2014 grant(mm)†
10.7	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo(a) and Amendment to Change in Control Agreement, dated as of December 31, 2008(q)†
10.8
Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson(d), First Amendment to same, dated as of November 16, 2005(k) and Second Amendment to same, dated as of November 24, 2008(q)†

10.9	Employment Letter Agreement, dated as of May 29, 2005, between ACGL and W. Preston Hutchings(j) and Amendment to same, dated as of May 21, 2008(o)†
10.10	Employment Agreement, dated as of July 25, 2012, between ACGL and Mark D. Lyons(y)†
10.11	Employment Agreement, dated as of June 5, 2009, between Arch Insurance Group Inc. and David McElroy(z) and Amendment to same, dated as of July 25, 2012(z)†
10.12.1	Amended and Restated Employment Agreement, dated October 1, 2014, between ACGL and Constantine Iordanou(jj)†
10.12.2	Amended and Restated Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro(mm)†
10.13	Assumption of Change in Control Agreements(c)†
10.14	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan(q)†
10.15
Asset Purchase Agreement, dated as of February 7, 2013 (“PMI Asset Purchase Agreement”), by and among the Receiver of PMI Mortgage Insurance Co. in Rehabilitation on behalf of PMI Mortgage Insurance Co. (the “Receiver”), Arch U.S. MI Services Inc. and Arch U.S.(bb) and the Amendment No.1, dated as of May 31, 2013, to the PMI Asset Purchase Agreement (dd)

10.16
Stock Purchase Agreement, dated as of February 7, 2013 (“CMG Stock Purchase Agreement”), by and among the Receiver, CMFG Life Insurance Company, CMG Mortgage Insurance Company, Arch U.S. MI Holdings Inc. and Arch U.S.(bb) and Amendment No. 1, dated as of May 31, 2013, to the CMG Stock Purchase Agreement(dd)

10.17
Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among ACGL and its subsidiaries, Arch Capital Group (U.S.) Inc., Arch Reinsurance Ltd., Arch Reinsurance Company, Arch Reinsurance Europe Underwriting Designated Activity Company, Arch Insurance Company, Arch Specialty Insurance Company and Arch Insurance Company (Europe) Limited, and Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association and Lloyds Bank plc, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto(hh)

12	Statement regarding computation of ratios (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)

24	Power of Attorney (filed herewith)
25	Form T-1 Statement of Eligibility of Trustee(i)(gg)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (filed herewith)

(a)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 8, 2000, and incorporated by reference.

(b)
Filed as an annex to our Definitive Proxy Statement/Prospectus included in our Registration Statement on Form S-4 (No. 333-45418), as filed with the SEC on September 26, 2000, and incorporated by reference.

(c)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001, and incorporated by reference.

(d)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on January 4, 2002, and incorporated by reference.

(e)	Filed as an exhibit to our Report on Form 10-Q for the period ended June 30, 2002, as filed with the SEC on August 14, 2002, and incorporated by reference.

(f)	Filed as an exhibit to our Report on Form 10-Q for the period ended September 30, 2003, as filed with the SEC on November 12, 2003, and incorporated by reference.

(g)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 10, 2004, and incorporated by reference.

(h)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on May 7, 2004, and incorporated by reference.

(i)	Revised form of agreement originally filed as an exhibit to our Report on Form 8-K, as filed with the SEC on September 28, 2004, and incorporated by reference.

(j)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 9, 2005, and incorporated by reference.

(k)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 13, 2006, and incorporated by reference.

(l)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2006, as filed with the SEC on November 9, 2006, and incorporated by reference.

(m)	Filed as an appendix to our Definitive Proxy Statement, as filed with the SEC on April 3, 2007, and incorporated by reference.

(n)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, and incorporated by reference.

(o)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2008, as filed with the SEC on August 8, 2008, and incorporated by reference.

(p)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2008, as filed with the SEC on November 10, 2008, and incorporated by reference.

(q)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009, and incorporated by reference.

(r)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2009, as filed with the SEC on November 9, 2009, and incorporated by reference.

(s)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, and incorporated by reference.

(t)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2010, as filed with the SEC on November 8, 2010, and incorporated by reference.

(u)	Filed as an exhibit to our Annual Report on Form 10-K for the period ending December 31, 2010, as filed with the SEC on February 28, 2011, and incorporated by reference.

(v)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2011, as filed with the SEC on November 8, 2011, and incorporated by reference.

(w)	Filed as an appendix to our Definitive Proxy Statement, as filed with the SEC on March 27, 2012, and incorporated by reference.

(x)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on April 2, 2012, and incorporated by reference.

(y)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 30, 2012, and incorporated by reference.

(z)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2012, as filed with the SEC on August 8, 2012, and incorporated by reference.

(aa)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2012, as filed with the SEC on November 9, 2012, and incorporated by reference.

(bb)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on February 8, 2013, and incorporated by reference.

(cc)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013, and incorporated by reference.

(dd)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on June 5, 2013, and incorporated by reference.

(ee)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2013, as filed with the SEC on August 9, 2013, and incorporated by reference.

(ff)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2013, as filed with the SEC on November 8, 2013, and incorporated by reference.

(gg)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on December 13, 2013, and incorporated by reference.

(hh)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on July 1, 2014, and incorporated by reference.

(ii)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2014, as filed with the SEC on August 8, 2014, and incorporated by reference.

(jj)	Filed as an exhibit to our Report on Form 8-K, as filed with the SEC on October 6, 2014, and incorporated by reference.

(kk)	Filed as an exhibit to our Report on Form 10-Q for the period ending September 30, 2014, as filed with the SEC on November 7, 2014, and incorporated by reference.

(ll)	Filed as an appendix to our Definitive Proxy Statement, as filed with the SEC on March 26, 2015, and incorporated by reference.

(mm)	Filed as an exhibit to our Report on Form 10-Q for the period ending March 31, 2015, as filed with the SEC on May 8, 2015, and incorporated by reference.

(nn)	Filed as an exhibit to our Report on Form 10-Q for the period ending June 30, 2015, as filed with the SEC on August 7, 2015, and incorporated by reference.

†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Constantine Iordanou
	Name:	Constantine Iordanou
	Title:	Chairman of the Board of Directors and Chief Executive Officer
February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Constantine Iordanou
Constantine Iordanou	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2016

/s/ Mark D. Lyons
Mark D. Lyons	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 26, 2016

*
John L. Bunce. Jr.	Director	February 26, 2016

*
Eric W. Doppstadt	Director	February 26, 2016

*
Kewsong Lee	Director	February 26, 2016

*
Yiorgos Lillikas	Director	February 26, 2016

Name	Title	Date

*
Deanna M. Mulligan	Director	February 26, 2016

*
Louis J. Paglia	Director	February 26, 2016

*
John M. Pasquesi	Director	February 26, 2016

*
Brian S. Posner	Director	February 26, 2016

*
Eugene S. Sunshine	Director	February 26, 2016

*
John D. Vollaro	Director	February 26, 2016
___________________

*	By Mark D. Lyons, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ Mark D. Lyons
Name:	Mark D. Lyons Attorney-in-Fact

SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2015
Insurance	$166,771	$6,050,922	$1,217,490	$2,044,808	NM	$1,292,647	$299,317	$354,416	$2,045,671
Reinsurance	138,184	2,672,044	650,138	1,077,135	NM	440,350	223,632	155,811	1,038,408
Mortgage	53,079	111,287	216,324	214,110	NM	40,247	45,076	82,370	267,493
Other	75,443	290,997	249,980	397,852	NM	277,659	113,451	14,919	465,959
Total	$433,477	$9,125,250	$2,333,932	$3,733,905	NM	$2,050,903	$681,476	$607,516	$3,817,531
December 31, 2014
Insurance	$178,545	$6,161,500	$1,237,099	$2,017,370	NM	$1,260,953	$316,308	$335,157	$2,146,654
Reinsurance	148,130	2,690,070	666,233	1,279,328	NM	532,450	261,438	147,964	1,265,991
Mortgage	38,321	118,550	148,232	193,573	NM	55,674	49,400	66,891	204,837
Other	49,529	66,328	180,014	103,477	NM	70,173	30,116	6,268	274,456
Total	$414,525	$9,036,448	$2,231,578	$3,593,748	NM	$1,919,250	$657,262	$556,280	$3,891,938
December 31, 2013
Insurance	$158,121	$6,137,121	$1,192,188	$1,876,014	NM	$1,188,445	$311,904	$315,387	$1,948,796
Reinsurance	167,642	2,680,288	612,725	1,218,672	NM	486,236	234,373	134,563	1,313,001
Mortgage	16,551	7,287	91,452	51,266	NM	4,743	17,826	8,377	89,570
Total	$342,314	$8,824,696	$1,896,365	$3,145,952	NM	$1,679,424	$564,103	$458,327	$3,351,367

(1)	The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See Note 5 for information related to the ‘other’ segment.

(2)	Certain other operating expenses relate to the Company’s corporate segment (non-underwriting). Such amounts are not reflected in the table above. See Note 5.

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2015
Premiums Written:
Insurance	$2,908,906	$(898,347)	$35,112	$2,045,671	1.7%
Reinsurance	28,510	(380,614)	1,390,512	1,038,408	133.9%
Mortgage	137,338	(28,064)	158,219	267,493	59.1%
Other	12,165	(22,940)	476,734	465,959	102.3%
Total	$3,086,919	$(979,632)	$1,710,244	$3,817,531	44.8%
Year Ended December 31, 2014
Premiums Written:
Insurance	$2,974,996	$(862,015)	$33,673	$2,146,654	1.6%
Reinsurance	22,405	(261,255)	1,504,841	1,265,991	118.9%
Mortgage	103,545	(22,519)	123,811	204,837	60.4%
Other	—	(14,171)	288,627	274,456	105.2%
Total	$3,100,946	$(948,678)	$1,739,670	$3,891,938	44.7%
Year Ended December 31, 2013
Premiums Written:
Insurance	$2,682,446	$(763,713)	$30,063	$1,948,796	1.5%
Reinsurance	72,136	(86,620)	1,327,485	1,313,001	101.1%
Mortgage	—	—	89,570	89,570	100.0%
Total	$2,754,582	$(845,256)	$1,442,041	$3,351,367	43.0%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2015	$433,477	$9,125,250	$16,789	$2,333,932	$3,733,905	$348,090	$2,336,026	$(285,123)	$681,476	$1,869,244	$3,817,531
2014	414,525	9,036,448	14,732	2,231,578	3,593,748	302,585	2,246,152	(326,902)	657,262	1,697,736	3,891,938
2013	342,314	8,824,696	12,539	1,896,365	3,145,952	267,219	1,943,466	(264,042)	564,103	1,708,817	3,351,367