Form 10-Q
period 2016-09-30
ARCH CAPITAL GROUP LTD.
filed 2016-11-04
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

September 30, 2016

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
Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 31, 2016, there were 122,694,041 common shares, $0.0033 par value per share, of the registrant outstanding.

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this release and in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), and include:

•	our ability to successfully implement our business strategy during “soft” as well as “hard” markets;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and our insureds and reinsureds;

•	the integration of United Guaranty and any other businesses we have acquired or may acquire into our existing operations;

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2016;

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

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

November 4, 2016

5

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $10,897,965 and $10,515,440)	$11,026,929	$10,459,353
Short-term investments available for sale, at fair value (amortized cost: $1,185,811 and $591,141)	1,184,408	587,904
Collateral received under securities lending, at fair value (amortized cost: $466,047 and $385,984)	466,055	389,336
Equity securities available for sale, at fair value (cost: $454,319 and $543,767)	521,587	618,405
Other investments available for sale, at fair value (cost: $151,430 and $261,343)	168,243	300,476
Investments accounted for using the fair value option	3,389,573	2,894,494
Investments accounted for using the equity method	797,542	592,973
Total investments	17,554,337	15,842,941

Cash	578,816	553,326
Accrued investment income	81,907	87,206
Securities pledged under securities lending, at fair value (amortized cost: $449,026 and $386,411)	453,757	384,081
Premiums receivable	1,182,708	983,443
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,076,248	1,867,373
Contractholder receivables	1,649,441	1,486,296
Prepaid reinsurance premiums	541,238	427,609
Deferred acquisition costs, net	469,466	433,477
Receivable for securities sold	285,112	45,505
Goodwill and intangible assets	90,941	97,531
Other assets	679,260	968,482
Total assets	$25,643,231	$23,177,270

Liabilities
Reserve for losses and loss adjustment expenses	$9,610,189	$9,125,250
Unearned premiums	2,671,121	2,333,932
Reinsurance balances payable	271,688	224,120
Contractholder payables	1,649,441	1,486,296
Collateral held for insured obligations	277,463	248,982
Deposit accounting liabilities	22,281	260,364
Senior notes	791,437	791,306
Revolving credit agreement borrowings	398,100	530,434
Securities lending payable	466,047	393,844
Payable for securities purchased	474,041	64,996
Other liabilities	618,834	568,852
Total liabilities	17,250,642	16,028,376

Commitments and Contingencies
Redeemable noncontrolling interests	205,459	205,182

Shareholders' Equity
Non-cumulative preferred shares	775,000	325,000
Common shares ($0.0033 par, shares issued: 174,499,023 and 173,107,849)	582	577
Additional paid-in capital	516,204	467,339
Retained earnings	7,972,643	7,370,371
Accumulated other comprehensive income (loss), net of deferred income tax	119,752	(16,502)
Common shares held in treasury, at cost (shares: 51,823,826 and 50,480,066)	(2,031,859)	(1,941,904)
Total shareholders' equity available to Arch	7,352,322	6,204,881
Non-redeemable noncontrolling interests	834,808	738,831
Total shareholders' equity	8,187,130	6,943,712
Total liabilities, noncontrolling interests and shareholders' equity	$25,643,231	$23,177,270

See Notes to Consolidated Financial Statements	6

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Net premiums written	$1,014,278	$971,972	$3,159,076	$2,982,547
Change in unearned premiums	(55,875)	(35,289)	(243,109)	(192,162)
Net premiums earned	958,403	936,683	2,915,967	2,790,385
Net investment income	93,618	86,233	275,691	252,190
Net realized gains (losses)	125,105	(89,698)	230,647	(42,075)

Other-than-temporary impairment losses	(3,867)	(8,901)	(16,999)	(17,274)
Less investment impairments recognized in other comprehensive income, before taxes	—	3,033	150	4,494
Net impairment losses recognized in earnings	(3,867)	(5,868)	(16,849)	(12,780)

Other underwriting income	7,980	7,623	38,251	26,876
Equity in net income (loss) of investment funds accounted for using the equity method	16,662	(2,118)	32,054	19,938
Other income (loss)	(400)	(265)	(432)	52
Total revenues	1,197,501	932,590	3,475,329	3,034,586

Expenses
Losses and loss adjustment expenses	524,183	531,741	1,631,724	1,544,883
Acquisition expenses	163,861	171,566	509,607	510,067
Other operating expenses	155,557	146,220	467,416	445,947
Corporate expenses	18,485	10,739	45,068	37,502
Interest expense	15,943	13,300	47,713	30,047
Net foreign exchange (gains) losses	2,621	(14,680)	1,525	(61,598)
Total expenses	880,650	858,886	2,703,053	2,506,848

Income before income taxes	316,851	73,704	772,276	527,738
Income tax expense	(13,231)	(9,704)	(43,672)	(29,162)
Net income	$303,620	$64,000	$728,604	$498,576
Net (income) loss attributable to noncontrolling interests	(50,748)	16,033	(109,879)	(19,417)
Net income available to Arch	252,872	80,033	618,725	479,159
Preferred dividends	(5,484)	(5,484)	(16,453)	(16,453)
Net income available to Arch common shareholders	$247,388	$74,549	$602,272	$462,706

Net income per common share
Basic	$2.05	$0.62	$4.99	$3.79
Diluted	$1.98	$0.60	$4.84	$3.66

Weighted average common shares and common share equivalents outstanding
Basic	120,938,916	120,567,410	120,656,420	122,151,971
Diluted	124,931,653	125,011,773	124,528,174	126,354,759

See Notes to Consolidated Financial Statements	7

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Comprehensive Income
Net income	$303,620	$64,000	$728,604	$498,576
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	16,281	(53,891)	251,722	(51,522)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(3,033)	(150)	(4,494)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(54,992)	12,278	(109,309)	(39,868)
Foreign currency translation adjustments	(5,312)	(12,083)	(6,150)	(23,260)
Comprehensive income	259,597	7,271	864,717	379,432
Net (income) loss attributable to noncontrolling interests	(50,748)	16,033	(109,879)	(19,417)
Foreign currency translation adjustments attributable to noncontrolling interests	(59)	96	141	96
Comprehensive income available to Arch	$208,790	$23,400	$754,979	$360,111

See Notes to Consolidated Financial Statements	8

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015
Non-cumulative preferred shares
Balance at beginning of period	$325,000	$325,000
Series E Preferred shares issued	450,000	—
Balance at end of period	775,000	325,000

Common shares
Balance at beginning of year	577	572
Common shares issued, net	5	4
Balance at end of period	582	576

Additional paid-in capital
Balance at beginning of year	467,339	383,073
Common shares issued, net	8,406	7,440
Exercise of stock options	7,738	12,363
Amortization of share-based compensation	46,311	46,575
Issue costs on Series E preferred shares	(15,101)	—
Other	1,511	1,497
Balance at end of period	516,204	450,948

Retained earnings
Balance at beginning of year	7,370,371	6,854,571
Net income	728,604	498,576
Net (income) loss attributable to noncontrolling interests	(109,879)	(19,417)
Preferred share dividends	(16,453)	(16,453)
Balance at end of period	7,972,643	7,317,277

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of year	(16,502)	128,856
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	50,085	161,598
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	142,413	(91,390)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	(150)	(4,494)
Balance at end of period	192,348	65,714
Foreign currency translation adjustments:
Balance at beginning of year	(66,587)	(32,742)
Foreign currency translation adjustments	(6,150)	(23,260)
Foreign currency translation adjustments attributable to noncontrolling interests	141	97
Balance at end of period	(72,596)	(55,905)
Balance at end of period	119,752	9,809

Common shares held in treasury, at cost
Balance at beginning of year	(1,941,904)	(1,562,019)
Shares repurchased for treasury	(89,955)	(378,776)
Balance at end of period	(2,031,859)	(1,940,795)

Total shareholders’ equity available to Arch	7,352,322	6,162,815
Non-redeemable noncontrolling interests	834,808	774,162
Total shareholders’ equity	$8,187,130	$6,936,977

See Notes to Consolidated Financial Statements	9

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income	$728,604	$498,576
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(262,112)	21,980
Net impairment losses recognized in earnings	16,849	12,780
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	8,157	3,983
Share-based compensation	46,311	46,575
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	277,277	139,577
Unearned premiums, net of prepaid reinsurance premiums	243,109	192,162
Premiums receivable	(198,909)	(108,741)
Deferred acquisition costs, net	(40,906)	(41,722)
Reinsurance balances payable	49,198	4,242
Other liabilities	139,596	6,638
Other items	29,965	31,529
Net Cash Provided By Operating Activities	1,037,139	807,579
Investing Activities
Purchases of fixed maturity investments	(27,840,555)	(22,382,104)
Purchases of equity securities	(377,767)	(485,526)
Purchases of other investments	(1,008,774)	(1,320,250)
Proceeds from sales of fixed maturity investments	26,731,924	21,411,554
Proceeds from sales of equity securities	464,904	509,008
Proceeds from sales, redemptions and maturities of other investments	879,330	858,368
Proceeds from redemptions and maturities of fixed maturity investments	540,823	630,397
Net settlements of derivative instruments	23,396	81,114
Proceeds from investment in joint venture	—	40,000
Net (purchases) sales of short-term investments	(604,162)	181,741
Change in cash collateral related to securities lending	(27,935)	28,685
Acquisitions, net of cash	(20,911)	818
Purchases of fixed assets	(11,565)	(10,901)
Change in other assets	(3,816)	(43,654)
Net Cash Provided By (Used For) Investing Activities	(1,255,108)	(500,750)
Financing Activities
Proceeds from issuance of preferred shares, net	434,899	—
Purchases of common shares under share repurchase program	(75,256)	(365,383)
Proceeds from common shares issued, net	(3,785)	697
Proceeds from borrowings	46,000	239,077
Repayments of borrowings	(179,171)	—
Change in cash collateral related to securities lending	27,935	(28,685)
Dividends paid to redeemable noncontrolling interests	(13,491)	(13,810)
Other	33,113	50,463
Preferred dividends paid	(16,453)	(16,453)
Net Cash Provided By (Used For) Financing Activities	253,791	(134,094)

Effects of exchange rate changes on foreign currency cash	(10,332)	(8,658)

Increase (decrease) in cash	25,490	164,077
Cash beginning of year	553,326	485,702
Cash end of period	$578,816	$649,779

Income taxes paid	$40,742	$35,460
Interest paid	$35,234	$25,195

See Notes to Consolidated Financial Statements	10

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

Arch Capital Group Ltd. (“ACGL”) is a Bermuda public limited liability company which provides insurance and reinsurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means ACGL and its subsidiaries. The Company’s consolidated financial statements include the results of Watford Holdings Ltd. and its wholly owned subsidiaries. See Note 3.
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
An accounting standard was issued in the 2016 first quarter to improve and simplify the accounting for employee share-based payment transactions. The new standard provides simplifications with respect to income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows for these types of transactions. The standard is effective in the 2017 first quarter and early adoption is permitted. The application of the new standard is dependent on the specific area that is amended. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.
New accounting guidance was issued in the 2016 first quarter pertaining to the accounting for leases by a lessee. The new accounting guidance requires that the lessee recognize an

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

asset and a liability for leases with a lease term greater than 12 months regardless of whether the lease is classified as operating or financing. Under current accounting, operating leases are not reflected in the balance sheet. This accounting guidance is effective for the 2019 first quarter, though early application is permitted, and should be applied on a modified retrospective basis. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.
An accounting standard was issued in the 2016 second quarter that changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This accounting guidance is effective for the 2020 first quarter, though early application is permitted in the 2019 first quarter, and should be applied on a modified retrospective basis for the majority of the provisions. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements.
An accounting standard was issued in the 2016 third quarter addressing several clarifications on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. Among several other cash flow issues, the new guidance specifically addresses the classification of debt prepayment or debt issuance costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The new guidance also provides a broader principle on identifying the type of activity of the cash flow item by focusing on the cash flow item’s nature and the predominant source or use of that item. This accounting guidance is effective in the 2018 first quarter and should be applied retrospectively. Early adoption is permitted. The Company is assessing the impact the implementation of this standard will have on the classification and presentation of its statement of cash flows.

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
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford Re are reported:

	September 30,	December 31,
	2016	2015
Assets
Investments accounted for using the fair value option	$1,872,342	$1,617,107
Cash	67,032	108,550
Accrued investment income	16,891	19,249
Premiums receivable	211,444	162,263
Reinsurance recoverable on unpaid and paid losses and LAE	25,822	14,135
Prepaid reinsurance premiums	11,556	11,129
Deferred acquisition costs, net	87,490	75,443
Receivable for securities sold	94,965	34,095
Goodwill and intangible assets	7,650	—
Other assets	122,641	80,361
Total assets of consolidated VIE	$2,517,833	$2,122,332

Liabilities
Reserves for losses and loss adjustment expenses	$460,600	$290,997
Unearned premiums	308,063	249,980
Reinsurance balances payable	12,315	14,005
Revolving credit agreement borrowings	298,100	430,434
Payable for securities purchased	145,135	33,062
Other liabilities	135,248	53,624
Total liabilities of consolidated VIE	$1,359,461	$1,072,102

Redeemable noncontrolling interests	$220,159	$219,882
For the nine months ended September 30, 2016, Watford Re generated $207.0 million of cash provided by operating activities, $124.0 million of cash used for investing activities and $119.6 million of cash used for financing activities,

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compared to $204.3 million of cash provided by operating activities, $354.5 million of cash used for investing activities and $268.3 million of cash provided by financing activities for the nine months ended September 30, 2015.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at September 30, 2016. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	September 30,
	2016	2015
Three Months Ended
Balance, beginning of period	$788,589	$794,880
Amounts attributable to noncontrolling interests	46,160	(20,621)
Foreign currency translation adjustments attributable to noncontrolling interests	59	(97)
Balance, end of period	$834,808	$774,162

Nine Months Ended
Balance, beginning of year	$738,831	$769,081
Amounts attributable to noncontrolling interests	96,118	5,178
Foreign currency translation adjustments attributable to noncontrolling interests	(141)	(97)
Balance, end of period	$834,808	$774,162
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
The following table sets forth activity in the redeemable non-controlling interests:

	September 30,
	2016	2015
Three Months Ended
Balance, beginning of period	$205,366	$204,996
Shares acquired by the Company	—	—
Accretion of preference share issuance costs	93	93
Balance, end of period	$205,459	$205,089

Nine Months Ended
Balance, beginning of year	$205,182	$219,512
Shares acquired by the Company	—	(14,700)
Accretion of preference share issuance costs	277	277
Balance, end of period	$205,459	$205,089
The portion of Watford Re’s income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	September 30,
	2016	2015
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(46,160)	$20,621
Dividends attributable to redeemable noncontrolling interests	(4,588)	(4,588)
Net (income) loss attributable to noncontrolling interests	$(50,748)	$16,033

Nine Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(96,118)	$(5,178)
Dividends attributable to redeemable noncontrolling interests	(13,761)	(14,239)
Net (income) loss attributable to noncontrolling interests	$(109,879)	$(19,417)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$303,620	$64,000	$728,604	$498,576
Net (income) loss attributable to noncontrolling interests	(50,748)	16,033	(109,879)	(19,417)
Net income available to Arch	252,872	80,033	618,725	479,159
Preferred dividends	(5,484)	(5,484)	(16,453)	(16,453)
Net income available to Arch common shareholders	$247,388	$74,549	$602,272	$462,706

Denominator:
Weighted average common shares outstanding — basic	120,938,916	120,567,410	120,656,420	122,151,971
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,313,025	1,322,053	1,295,825	1,260,247
Stock options (1)	2,679,712	3,122,310	2,575,929	2,942,541
Weighted average common shares and common share equivalents outstanding — diluted	124,931,653	125,011,773	124,528,174	126,354,759

Earnings per common share:
Basic	$2.05	$0.62	$4.99	$3.79
Diluted	$1.98	$0.60	$4.84	$3.66

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2016 third quarter and 2015 third quarter, the number of stock options excluded were 334,203 and 390,406, respectively. For the nine months ended September 30, 2016 and 2015, the number of stock options excluded were 842,105 and 957,838, respectively.

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to common shareholders:

	Three Months Ended
	September 30, 2016
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$758,934	$324,361	$131,726	$1,214,765	$163,736	$1,278,765
Premiums ceded	(217,446)	(89,551)	(51,182)	(357,923)	(6,300)	(264,487)
Net premiums written	541,488	234,810	80,544	856,842	157,436	1,014,278
Change in unearned premiums	(22,410)	17,117	(3,582)	(8,875)	(47,000)	(55,875)
Net premiums earned	519,078	251,927	76,962	847,967	110,436	958,403
Other underwriting income	—	2,216	4,740	6,956	1,024	7,980
Losses and loss adjustment expenses	(332,845)	(105,924)	(11,107)	(449,876)	(74,307)	(524,183)
Acquisition expenses, net	(77,148)	(50,217)	(7,757)	(135,122)	(28,739)	(163,861)
Other operating expenses	(87,517)	(35,589)	(25,416)	(148,522)	(7,035)	(155,557)
Underwriting income (loss)	$21,568	$62,413	$37,422	121,403	1,379	122,782

Net investment income				66,282	27,336	93,618
Net realized gains (losses)				95,946	29,159	125,105
Net impairment losses recognized in earnings				(3,867)	—	(3,867)
Equity in net income (loss) of investment funds accounted for using the equity method				16,662	—	16,662
Other income (loss)				(400)	—	(400)
Corporate expenses				(18,485)	—	(18,485)
Interest expense				(12,924)	(3,019)	(15,943)
Net foreign exchange gains (losses)				(4,232)	1,611	(2,621)
Income (loss) before income taxes				260,385	56,466	316,851
Income tax expense				(13,232)	1	(13,231)
Net income (loss)				247,153	56,467	303,620
Dividends attributable to redeemable noncontrolling interests				—	(4,588)	(4,588)
Amounts attributable to noncontrolling interests				—	(46,160)	(46,160)
Net income (loss) available to Arch				247,153	5,719	252,872
Preferred dividends				(5,484)	—	(5,484)
Net income (loss) available to Arch common shareholders				$241,669	$5,719	$247,388

Underwriting Ratios
Loss ratio	64.1%	42.0%	14.4%	53.1%	67.3%	54.7%
Acquisition expense ratio	14.9%	19.9%	10.1%	15.9%	26.0%	17.1%
Other operating expense ratio	16.9%	14.1%	33.0%	17.5%	6.4%	16.2%
Combined ratio	95.9%	76.0%	57.5%	86.5%	99.7%	88.0%

Goodwill and intangible assets	$26,367	$1,228	$55,696	$83,291	$7,650	$90,941

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2015
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$752,438	$329,327	$74,657	$1,158,451	$131,165	$1,189,192
Premiums ceded	(209,443)	(92,182)	(7,832)	(311,486)	(6,158)	(217,220)
Net premiums written	542,995	237,145	66,825	846,965	125,007	971,972
Change in unearned premiums	(20,451)	23,286	(12,277)	(9,442)	(25,847)	(35,289)
Net premiums earned	522,544	260,431	54,548	837,523	99,160	936,683
Other underwriting income	519	2,783	3,565	6,867	756	7,623
Losses and loss adjustment expenses	(339,859)	(115,780)	(9,562)	(465,201)	(66,540)	(531,741)
Acquisition expenses, net	(77,076)	(55,416)	(10,428)	(142,920)	(28,646)	(171,566)
Other operating expenses	(84,620)	(37,131)	(21,048)	(142,799)	(3,421)	(146,220)
Underwriting income (loss)	$21,508	$54,887	$17,075	93,470	1,309	94,779

Net investment income				67,251	18,982	86,233
Net realized gains (losses)				(53,480)	(36,218)	(89,698)
Net impairment losses recognized in earnings				(5,868)	—	(5,868)
Equity in net income (loss) of investment funds accounted for using the equity method				(2,118)	—	(2,118)
Other income (loss)				(265)	—	(265)
Corporate expenses				(10,739)	—	(10,739)
Interest expense				(12,014)	(1,286)	(13,300)
Net foreign exchange gains (losses)				16,056	(1,376)	14,680
Income (loss) before income taxes				92,293	(18,589)	73,704
Income tax expense				(9,704)	—	(9,704)
Net income (loss)				82,589	(18,589)	64,000
Dividends attributable to redeemable noncontrolling interests				—	(4,588)	(4,588)
Amounts attributable to noncontrolling interests				—	20,621	20,621
Net income (loss) available to Arch				82,589	(2,556)	80,033
Preferred dividends				(5,484)	—	(5,484)
Net income (loss) available to Arch common shareholders				$77,105	$(2,556)	$74,549

Underwriting Ratios
Loss ratio	65.0%	44.5%	17.5%	55.5%	67.1%	56.8%
Acquisition expense ratio	14.8%	21.3%	19.1%	17.1%	28.9%	18.3%
Other operating expense ratio	16.2%	14.3%	38.6%	17.1%	3.4%	15.6%
Combined ratio	96.0%	80.1%	75.2%	89.7%	99.4%	90.7%

Goodwill and intangible assets	$29,834	$2,149	$71,637	$103,620	$—	$103,620

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2016
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,319,530	$1,217,804	$361,440	$3,898,025	$421,627	$4,046,667
Premiums ceded	(713,110)	(370,068)	(62,918)	(1,145,347)	(15,229)	(887,591)
Net premiums written	1,606,420	847,736	298,522	2,752,678	406,398	3,159,076
Change in unearned premiums	(46,603)	(43,345)	(93,283)	(183,231)	(59,878)	(243,109)
Net premiums earned	1,559,817	804,391	205,239	2,569,447	346,520	2,915,967
Other underwriting income	—	22,659	12,670	35,329	2,922	38,251
Losses and loss adjustment expenses	(1,011,087)	(363,613)	(20,102)	(1,394,802)	(236,922)	(1,631,724)
Acquisition expenses, net	(228,819)	(160,800)	(24,665)	(414,284)	(95,323)	(509,607)
Other operating expenses	(265,749)	(109,159)	(74,022)	(448,930)	(18,486)	(467,416)
Underwriting income (loss)	$54,162	$193,478	$99,120	346,760	(1,289)	345,471

Net investment income				207,088	68,603	275,691
Net realized gains (losses)				168,735	61,912	230,647
Net impairment losses recognized in earnings				(16,849)	—	(16,849)
Equity in net income (loss) of investment funds accounted for using the equity method				32,054	—	32,054
Other income (loss)				(432)	—	(432)
Corporate expenses				(45,068)	—	(45,068)
Interest expense				(37,983)	(9,730)	(47,713)
Net foreign exchange gains (losses)				(3,812)	2,287	(1,525)
Income (loss) before income taxes				650,493	121,783	772,276
Income tax expense				(43,673)	1	(43,672)
Net income (loss)				606,820	121,784	728,604
Dividends attributable to redeemable noncontrolling interests				—	(13,761)	(13,761)
Amounts attributable to noncontrolling interests				—	(96,118)	(96,118)
Net income (loss) available to Arch				606,820	11,905	618,725
Preferred dividends				(16,453)	—	(16,453)
Net income (loss) available to Arch common shareholders				$590,367	$11,905	$602,272

Underwriting Ratios
Loss ratio	64.8%	45.2%	9.8%	54.3%	68.4%	56.0%
Acquisition expense ratio	14.7%	20.0%	12.0%	16.1%	27.5%	17.5%
Other operating expense ratio	17.0%	13.6%	36.1%	17.5%	5.3%	16.0%
Combined ratio	96.5%	78.8%	57.9%	87.9%	101.2%	89.5%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2015
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,263,401	$1,156,540	$203,770	$3,625,382	$387,752	$3,730,423
Premiums ceded	(669,336)	(318,197)	(23,404)	(1,012,608)	(17,979)	(747,876)
Net premiums written	1,594,065	838,343	180,366	2,612,774	369,773	2,982,547
Change in unearned premiums	(53,782)	(24,230)	(22,992)	(101,004)	(91,158)	(192,162)
Net premiums earned	1,540,283	814,113	157,374	2,511,770	278,615	2,790,385
Other underwriting income	1,467	6,870	14,969	23,306	3,570	26,876
Losses and loss adjustment expenses	(978,681)	(339,495)	(33,010)	(1,351,186)	(193,697)	(1,544,883)
Acquisition expenses, net	(228,877)	(170,380)	(31,046)	(430,303)	(79,764)	(510,067)
Other operating expenses	(261,793)	(114,182)	(61,096)	(437,071)	(8,876)	(445,947)
Underwriting income (loss)	$72,399	$196,926	$47,191	316,516	(152)	316,364

Net investment income				204,710	47,480	252,190
Net realized gains (losses)				(14,831)	(27,244)	(42,075)
Net impairment losses recognized in earnings				(12,780)	—	(12,780)
Equity in net income (loss) of investment funds accounted for using the equity method				19,938	—	19,938
Other income (loss)				52	—	52
Corporate expenses				(37,502)	—	(37,502)
Interest expense				(28,761)	(1,286)	(30,047)
Net foreign exchange gains (losses)				60,338	1,260	61,598
Income (loss) before income taxes				507,680	20,058	527,738
Income tax expense				(29,162)	—	(29,162)
Net income (loss)				478,518	20,058	498,576
Dividends attributable to redeemable noncontrolling interests				—	(14,239)	(14,239)
Amounts attributable to noncontrolling interests				—	(5,178)	(5,178)
Net income (loss) available to Arch				478,518	641	479,159
Preferred dividends				(16,453)	—	(16,453)
Net income (loss) available to Arch common shareholders				$462,065	$641	$462,706

Underwriting Ratios
Loss ratio	63.5%	41.7%	21.0%	53.8%	69.5%	55.4%
Acquisition expense ratio	14.9%	20.9%	19.7%	17.1%	28.6%	18.3%
Other operating expense ratio	17.0%	14.0%	38.8%	17.4%	3.2%	16.0%
Combined ratio	95.4%	76.6%	79.5%	88.3%	101.3%	89.7%

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Investment Information

At September 30, 2016, total investable assets of $17.88 billion included $16.04 billion managed by the Company and $1.84 billion attributable to Watford Re.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s investments classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
September 30, 2016
Fixed maturities (1):
Corporate bonds	$2,956,514	$54,901	$(14,297)	$2,915,910	$(2,286)
Mortgage backed securities	557,913	11,716	(1,518)	547,715	(3,327)
Municipal bonds	1,893,728	36,567	(1,743)	1,858,904	—
Commercial mortgage backed securities	618,235	9,217	(1,015)	610,033	—
U.S. government and government agencies	3,014,830	17,195	(1,745)	2,999,380	—
Non-U.S. government securities	1,186,639	45,372	(33,218)	1,174,485	—
Asset backed securities	1,241,169	11,463	(2,068)	1,231,774	(69)
Total	11,469,028	186,431	(55,604)	11,338,201	(5,682)
Equity securities	533,245	76,733	(6,597)	463,109	—
Other investments	168,243	17,871	(1,058)	151,430	—
Short-term investments	1,184,408	553	(1,956)	1,185,811	—
Total	$13,354,924	$281,588	$(65,215)	$13,138,551	$(5,682)

December 31, 2015
Fixed maturities (1):
Corporate bonds	$2,725,729	$15,978	$(60,508)	$2,770,259	$(3,553)
Mortgage backed securities	754,870	9,872	(5,334)	750,332	(3,350)
Municipal bonds	1,626,281	27,014	(1,534)	1,600,801	—
Commercial mortgage backed securities	764,152	3,269	(6,978)	767,861	—
U.S. government and government agencies	2,423,455	6,228	(9,978)	2,427,205	—
Non-U.S. government securities	917,664	10,414	(39,122)	946,372	—
Asset backed securities	1,620,506	3,307	(12,951)	1,630,150	(22)
Total	10,832,657	76,082	(136,405)	10,892,980	(6,925)
Equity securities	629,182	94,341	(17,796)	552,637	—
Other investments	300,476	43,798	(4,665)	261,343	—
Short-term investments	587,904	187	(3,425)	591,142	—
Total	$12,350,219	$214,408	$(162,291)	$12,298,102	$(6,925)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2016, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $2.0 million, compared to a net unrealized loss of $1.4 million at December 31, 2015.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2016
Fixed maturities (1):
Corporate bonds	$566,387	$(4,281)	$111,303	$(10,016)	$677,690	$(14,297)
Mortgage backed securities	104,159	(1,249)	13,230	(269)	117,389	(1,518)
Municipal bonds	415,130	(1,274)	8,348	(469)	423,478	(1,743)
Commercial mortgage backed securities	89,999	(778)	26,710	(237)	116,709	(1,015)
U.S. government and government agencies	1,233,737	(1,745)	—	—	1,233,737	(1,745)
Non-U.S. government securities	336,149	(13,113)	133,652	(20,105)	469,801	(33,218)
Asset backed securities	178,769	(781)	104,273	(1,287)	283,042	(2,068)
Total	2,924,330	(23,221)	397,516	(32,383)	3,321,846	(55,604)
Equity securities	167,172	(6,597)	—	—	167,172	(6,597)
Other investments	24,740	(1,058)	—	—	24,740	(1,058)
Short-term investments	28,506	(1,956)	—	—	28,506	(1,956)
Total	$3,144,748	$(32,832)	$397,516	$(32,383)	$3,542,264	$(65,215)

December 31, 2015
Fixed maturities (1):
Corporate bonds	$1,810,988	$(37,445)	$129,896	$(23,063)	$1,940,884	$(60,508)
Mortgage backed securities	487,018	(4,508)	48,991	(826)	536,009	(5,334)
Municipal bonds	269,015	(1,303)	9,692	(231)	278,707	(1,534)
Commercial mortgage backed securities	511,261	(6,639)	20,596	(339)	531,857	(6,978)
U.S. government and government agencies	1,991,163	(9,978)	—	—	1,991,163	(9,978)
Non-U.S. government securities	458,414	(13,494)	138,792	(25,628)	597,206	(39,122)
Asset backed securities	1,217,163	(9,328)	134,841	(3,623)	1,352,004	(12,951)
Total	6,745,022	(82,695)	482,808	(53,710)	7,227,830	(136,405)
Equity securities	232,275	(17,796)	—	—	232,275	(17,796)
Other investments	93,614	(4,665)	—	—	93,614	(4,665)
Short-term investments	30,625	(3,425)	—	—	30,625	(3,425)
Total	$7,101,536	$(108,581)	$482,808	$(53,710)	$7,584,344	$(162,291)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At September 30, 2016, on a lot level basis, approximately 1,660 security lots out of a total of approximately 6,440 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.8 million. At December 31, 2015, on a lot level basis, approximately 3,560 security lots out of a total of approximately 5,550 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.1 million.

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

	September 30, 2016		December 31, 2015
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$287,716	$285,210	$337,898	$341,595
Due after one year through five years	5,305,049	5,278,946	4,644,516	4,677,230
Due after five years through 10 years	2,732,834	2,677,238	2,214,413	2,228,638
Due after 10 years	726,112	707,285	496,302	497,174
	9,051,711	8,948,679	7,693,129	7,744,637
Mortgage backed securities	557,913	547,715	754,870	750,332
Commercial mortgage backed securities	618,235	610,033	764,152	767,861
Asset backed securities	1,241,169	1,231,774	1,620,506	1,630,150
Total (1)	$11,469,028	$11,338,201	$10,832,657	$10,892,980

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

Securities Lending Agreements
The Company enters into securities lending agreements with financial institutions to enhance investment income whereby it loans certain of its securities to third parties, primarily major brokerage firms, for short periods of time through a lending agent. The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan by the Company.
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short-term investments. At September 30, 2016, the fair value of the cash collateral received on securities lending was $85.1 million and the fair value of security collateral received was $380.9 million. At December 31, 2015, the fair value of the cash collateral received on securities lending was $52.7 million, which included $3.0 million that was reinvested in sub-prime mortgage backed securities, and the fair value of security collateral received was $336.7 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
September 30, 2016
U.S. government and government agencies	$324,936	$—	$71,130	$12,538	$408,604
Corporate bonds	45,770	—	—	—	45,770
Equity securities	11,673	—	—	—	11,673
Total	$382,379	$—	$71,130	$12,538	$466,047
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 8					$—
Amounts related to securities lending not included in offsetting disclosure in Note 8					$466,047

December 31, 2015
U.S. government and government agencies	$235,728	$—	$82,286	$9,598	$327,612
Corporate bonds	55,086	—	—	—	55,086
Equity securities	6,722	4,424	—	—	11,146
Total	$297,536	$4,424	$82,286	$9,598	$393,844
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 8					$—
Amounts related to securities lending not included in offsetting disclosure in Note 8					$393,844

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	September 30, 2016	December 31, 2015
Available for sale:
Asian and emerging markets	$88,731	$206,861
Investment grade fixed income	34,536	31,370
Credit related funds	6,478	22,512
Other	38,498	39,733
Total available for sale	168,243	300,476
Fair value option:
Term loan investments (par value: $1,152,530 and $1,197,143)	1,106,707	1,108,017
Mezzanine debt funds	122,528	121,589
Credit related funds	219,161	219,049
Investment grade fixed income	73,264	63,053
Asian and emerging markets	142,298	34,761
Other (1)	126,405	124,502
Total fair value option	1,790,363	1,670,971
Total	$1,958,606	$1,971,447

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation, infrastructure and other.

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

Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	September 30, 2016	December 31, 2015
Fixed maturities	$1,182,909	$936,802
Other investments	1,790,363	1,670,971
Short-term investments	388,125	285,923
Equity securities	28,176	798
Investments accounted for using the fair value option	$3,389,573	$2,894,494
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2016	December 31, 2015
Investments accounted for using the equity method (1)	$787,456	$584,158
Investments accounted for using the fair value option (2)	81,341	90,969
Total	$868,797	$675,127

(1)	Aggregate unfunded commitments were $798.8 million at September 30, 2016, compared to $535.4 million at December 31, 2015.

(2)	Aggregate unfunded commitments were $27.7 million at September 30, 2016, compared to $22.7 million at December 31, 2015.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2016	2015
Three Months Ended
Fixed maturities	$71,366	$70,626
Term loan investments	28,630	16,922
Equity securities (dividends)	3,311	3,486
Short-term investments	1,703	127
Other (1)	8,836	10,277
Gross investment income	113,846	101,438
Investment expenses	(20,228)	(15,205)
Net investment income	$93,618	$86,233

Nine Months Ended
Fixed maturities	$223,033	$210,497
Term loan investments	67,250	49,699
Equity securities (dividends)	10,409	8,743
Short-term investments	3,015	548
Other (1)	30,839	33,513
Gross investment income	334,546	303,000
Investment expenses	(58,855)	(50,810)
Net investment income	$275,691	$252,190

(1)	Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding other than-temporary impairment provision.

	September 30,
	2016	2015
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$84,451	$51,933
Gross losses on investment sales	(22,985)	(53,953)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	43,935	(41,236)
Other investments	46,428	(75,251)
Equity securities	(52)	71
Short-term investments	1,150	(9)
Derivative instruments (1)	(16,964)	35,889
Other (2)	(10,858)	(7,142)
Net realized gains (losses)	$125,105	$(89,698)

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$266,965	$231,757
Gross losses on investment sales	(129,409)	(168,087)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	62,234	(49,729)
Other investments	38,016	(68,179)
Equity securities	385	—
Short-term investments	107	1,462
Derivative instruments (1)	24,102	31,069
Other (2)	(31,753)	(20,368)
Net realized gains (losses)	$230,647	$(42,075)

(1)	See Note 8 for information on the Company’s derivative instruments.

(2)	Includes the re-measurement of contingent consideration liability amounts.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $16.7 million of equity in net income related to investment funds accounted for using the equity method in the 2016 third quarter, compared to $2.1 million of loss for the 2015 third quarter, and $32.1 million of equity in net income related to investment funds accounted for using the equity method for the nine months ended September 30, 2016, compared to $19.9 million of equity in net income for the 2015 period. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.
The following table details the net impairment losses recognized in earnings by asset class:

	September 30,
	2016	2015
Three Months Ended
Fixed maturities:
Mortgage backed securities	$(233)	$(85)
Corporate bonds	—	(4,282)
Non-U.S. government securities	(545)	—
Asset backed securities	—	—
Total	(778)	(4,367)
Short-term investments	—	—
Equity securities	(557)	(1,501)
Other investments	(2,532)	—
Net impairment losses recognized in earnings	$(3,867)	$(5,868)

Nine Months Ended
Fixed maturities:
Mortgage backed securities	$(788)	$(1,483)
Corporate bonds	(5,655)	(6,268)
Non-U.S. government securities	(777)	—
Asset backed securities	(2,506)	—
Total	(9,726)	(7,751)
Short-term investments	—	(2,341)
Equity securities	(3,594)	(1,754)
Other investments	(3,529)	(934)
Net impairment losses recognized in earnings	$(16,849)	$(12,780)

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

•
Other investments — the Company utilized information received from asset managers on investment funds, including the business prospects, recent events, industry and market data and other factors. Impairment losses reflected a reduction on certain funds which were in an unrealized loss position for a significant length of time;

•
Mortgage backed securities — the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. The analysis includes a review of cash flow projections under base case and stress case scenarios which modify the expected default expectations and loss severities and slow down prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates and foreclosure costs. Impairment losses resulted from relatively small adjustments on a number of mortgage backed securities;

•	Non-U.S. government securities — impairment losses related to foreign currency impacts on securities which were in an unrealized loss position for a significant length of time.

The Company believes that the $5.7 million of OTTI included in accumulated other comprehensive income at September 30, 2016 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At September 30, 2016, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.
The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	September 30,
	2016	2015
Three Months Ended
Balance at start of period	$14,847	$20,906
Credit loss impairments recognized on securities not previously impaired	38	4,024
Credit loss impairments recognized on securities previously impaired	60	41
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(1,166)	—
Balance at end of period	$13,779	$24,971

Nine Months Ended
Balance at start of year	$26,875	$20,196
Credit loss impairments recognized on securities not previously impaired	1,388	8,794
Credit loss impairments recognized on securities previously impaired	582	175
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(15,066)	(4,194)
Balance at end of period	$13,779	$24,971
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the value of the Company’s restricted assets:

	September 30, 2016	December 31, 2015
Assets used for collateral or guarantees:
Affiliated transactions	$3,908,206	$3,810,104
Third party agreements	1,524,785	1,286,257
Deposits with U.S. regulatory authorities	473,094	391,458
Deposits with non-U.S. regulatory authorities	42,354	38,230
Total restricted assets	$5,948,439	$5,526,049
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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2016.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $16.94 billion of financial assets and liabilities measured at fair value at September 30, 2016, approximately $511.6 million, or 3.1%, were priced using non-binding broker-dealer quotes. Of the $15.40 billion of financial assets and liabilities measured at fair value at December 31, 2015, approximately $317.8 million, or 2.1%, were priced using non-binding broker-dealer quotes.
Fixed maturities
The Company uses the market approach valuation technique to estimate the fair value of its fixed maturity securities, when possible. The market approach includes obtaining prices from independent pricing services, such as index providers and pricing vendors, as well as to a lesser extent quotes from

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

•
Corporate bonds — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. As the significant inputs used in the pricing process for corporate bonds are observable market inputs, the fair value of these securities are classified within Level 2. One security is included in Level 3 due to a low level of transparency on the inputs used in the pricing process.

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

•
Asset-backed securities — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined through the use of pricing models (including Option Adjusted Spread) which use spreads to determine the appropriate average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for asset-backed securities are observable market inputs, the fair value of these securities are

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

classified within Level 2. A small number of securities are included in Level 3 due to a low level of transparency on the inputs used in the pricing process.
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
Short-term investments
The Company determined that certain of its short-term investments held in highly liquid money market-type funds, Treasury bills and commercial paper would be included in Level 1 as their fair values are based on quoted market prices in active markets. The fair values of other short-term investments are generally determined using the spread above the risk-free yield curve and are classified within Level 2.
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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2016:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$2,956,514	$—	$2,937,542	$18,972
Mortgage backed securities	557,913	—	557,913	—
Municipal bonds	1,893,728	—	1,893,728	—
Commercial mortgage backed securities	618,235	—	618,235	—
U.S. government and government agencies	3,014,830	2,891,078	123,752	—
Non-U.S. government securities	1,186,639	—	1,186,639	—
Asset backed securities	1,241,169	—	1,214,393	26,776
Total	11,469,028	2,891,078	8,532,202	45,748

Equity securities	533,245	532,118	1,127	—

Short-term investments	1,184,408	1,162,900	21,508	—

Other investments	87,189	87,189	—	—
Other investments measured at net asset value (2)	81,054
Total other investments	168,243	87,189	—	—

Derivative instruments (4)	20,054	—	20,054	—

Fair value option:
Corporate bonds	830,484	—	830,484	—
Non-U.S. government bonds	110,642	—	110,642	—
Mortgage backed securities	19,184	—	19,184	—
Asset backed securities	29,258	—	29,258	—
U.S. government and government agencies	193,341	193,341	—	—
Short-term investments	388,125	388,125	—	—
Equity securities	28,176	27,644	532	—
Other investments	1,182,619	75,912	1,106,707	—
Other investments measured at net asset value (2)	607,744
Total	3,389,573	685,022	2,096,807	—

Total assets measured at fair value	$16,764,551	$5,358,307	$10,671,698	$45,748

Liabilities measured at fair value:
Contingent consideration liabilities	$(116,377)	$—	$—	$(116,377)
Securities sold but not yet purchased (3)	(52,195)	—	(52,195)	—
Derivative instruments (4)	(10,311)	—	(10,311)	—
Total liabilities measured at fair value	$(178,883)	$—	$(62,506)	$(116,377)

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

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets			Liabilities
s	Available For Sale	Fair Value Option
	Asset Backed Securities	Corporate Bonds	Total	Contingent Consideration Liabilities
Three Months Ended September 30, 2016
Balance at beginning of period	$49,211	$17,305	$66,516	$(111,670)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	1,667	1,667	(4,795)
Included in other comprehensive income	—	—	—	88
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(22,435)	—	(22,435)	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$26,776	$18,972	$45,748	$(116,377)

Three Months Ended September 30, 2015
Balance at beginning of period	$57,500	$—	$57,500	$(71,256)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	(9,596)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$57,500	$—	$57,500	$(80,852)

Nine Months Ended September 30, 2016
Balance at beginning of year	$57,500	$16,368	$73,868	$(96,048)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	(2,500)	1,828	(672)	(20,916)
Included in other comprehensive income	—	—	—	51
Purchases, issuances, sales and settlements
Purchases	—	776	776	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(28,224)	—	(28,224)	536
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$26,776	$18,972	$45,748	$(116,377)

Nine Months Ended September 30, 2015
Balance at beginning of year	$57,500	$—	$57,500	$(61,845)
Total gains or (losses) (realized/unrealized)
Included in earnings (1)	—	—	—	(17,939)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	(1,068)
Sales	—	—	—	—
Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$57,500	$—	$57,500	$(80,852)

(1)
Gains or losses on asset backed securities were included in net impairment losses recognized in earnings while gains or losses on corporate bonds and contingent consideration liabilities were included in net realized gains (losses).

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2016, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2016, the senior notes of ACGL were carried at their cost, net of debt issuance costs, of $296.9 million and had a fair value of $407.3 million while the senior notes of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) were carried at their cost, net of debt issuance costs, of $494.5 million and had a fair value of $552.4 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.
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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
September 30, 2016
Futures contracts (2)	$1,297	$(2,710)	$1,549,238
Foreign currency forward contracts (2)	5,430	(4,539)	1,019,946
TBAs (3)	92,301	(102,861)	183,559
Other (2)	13,327	(3,062)	1,328,628
Total	$112,355	$(113,172)

December 31, 2015
Futures contracts (2)	$2,816	$(1,202)	$1,797,115
Foreign currency forward contracts (2)	9,336	(6,344)	773,619
TBAs (3)	6,525	—	6,316
Other (2)	7,870	(4,317)	1,694,935
Total	$26,547	$(11,863)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2016 or December 31, 2015.
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
At September 30, 2016, asset derivatives and liability derivatives of $111.2 million and $113.2 million, respectively, were subject to a master netting agreement, compared to $26.5 million and $11.9 million, respectively, at December 31, 2015. The remaining derivatives included

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in the preceding table were not subject to a master netting agreement.
All realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in net realized gains (losses) in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2016	2015

Three Months Ended
Net realized gains (losses):
Futures contracts	$(15,368)	$28,562
Foreign currency forward contracts	4,583	5,395
TBAs	(23)	1,064
Other	(6,156)	868
Total	$(16,964)	$35,889

Nine Months Ended
Net realized gains (losses):
Futures contracts	$45,954	$16,442
Foreign currency forward contracts	(13,951)	13,490
TBAs	311	1,368
Other	(8,212)	(231)
Total	$24,102	$31,069
9.    Commitments and Contingencies

Letter of Credit and Revolving Credit Facilities
As of September 30, 2016, ACGL and its wholly-owned subsidiaries had a $300.0 million unsecured revolving loan and letter of credit facility and a $500.0 million secured letter of credit facility (the “Credit Agreement”). Under the terms of the Credit Agreement, Arch Reinsurance Company and Arch Reinsurance Ltd. are limited to issuing an aggregate of $100.0 million of unsecured letters of credit as part of the unsecured revolving loan. The Credit Agreement expires on June 30, 2019. In addition, certain of ACGL’s subsidiaries had outstanding letters of credit of $175.6 million as of September 30, 2016, which were issued on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). ACGL and its’ subsidiaries which are party to the LOC Facilities were in compliance with all covenants contained in the LOC Facilities at September 30, 2016. At such date, $334.2 million in letters of credit under the LOC Facilities were outstanding, which were secured by investments with a fair value of $386.2 million, and had $100.0 million of borrowings outstanding under the Credit Agreement. Under the $500.0 million secured letter of credit facility, ACGL’s subsidiaries had remaining capacity of $341.4 million (outstanding letters of credit of $158.6 million) at September 30, 2016. See Note 16, “Subsequent Events.”

As of September 30, 2016, Watford Re had a $100.0 million letter of credit facility expiring on May 19, 2017 and an $800.0 million secured credit facility expiring on June 4, 2018, that provides for borrowings and the issuance of letters of credit not to exceed $400.0 million. Borrowings of revolving loans may be made by Watford Re at a variable rate based on LIBOR or an alternative base rate at the option of Watford Re. At September 30, 2016, Watford Re had $207.8 million in outstanding letters of credit under the two facilities and $298.1 million of borrowings outstanding under the secured credit facility, backed by Watford Re’s investment portfolio. Watford Re was in compliance with all covenants contained in both of its credit facilities at September 30, 2016. The Company does not guarantee or provide credit support for Watford Re, and the Company’s financial exposure to Watford Re is limited to its investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.34 billion at September 30, 2016, compared to $1.11 billion at December 31, 2015.
Acquisition of United Guaranty Corporation
On August 15, 2016, ACGL entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with American International Group, Inc. (“AIG”) pursuant to which, upon the terms and subject to the conditions thereof, ACGL agreed to purchase from AIG all of the issued and outstanding shares of capital stock of United Guaranty Corporation, a North Carolina corporation (“UG Corp”), and AIG United Guaranty (Asia) Limited (“AIG UG Asia” and, together with UG Corp, “UGC”). The acquisition under the Stock Purchase Agreement is referred to herein as the “UGC Acquisition.” As consideration in the UGC Acquisition, ACGL will pay to AIG aggregate consideration of approximately $3.43 billion (using the ACGL closing share price as of October 27, 2016), consisting of the following: (i) cash consideration of approximately $2.20 billion (the “Base Cash Consideration”); (ii) a number of shares of ACGL’s convertible non-voting common-equivalent preference shares (the “Series D Preferred Shares”) which are subject to a formula and a collar and an estimated fair value (using the ACGL closing share price as of October 27, 2016 of $77.03 per share) of approximately $983.1 million, subject to adjustment and subject to certain restrictions on transfer within the first 18 months; and (iii) an additional amount (or if such amount is negative $0) in cash equal to $250.0 million less the Company Dividend Amount (as defined below), if any, less the value of Perpetual Preferred Shares (as defined below) issued to AIG, if any. The Stock Purchase Agreement entitles AIG to take dividends or other

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

distributions from UGC in an amount not to exceed $250.0 million between the signing of the Stock Purchase Agreement and the closing date of the UGC Acquisition (the amount of any such dividends or distributions, the “Company Dividend Amount”). As an additional component of the consideration for the transaction, ACGL can require AIG to accept up to $250.0 million of Perpetual Preferred Shares (which will have the same terms as ACGL’s 5.25% Non-Cumulative Preferred Shares, Series E (the “Perpetual Preferred Shares”) less the Company Dividend Amount.
In connection with the UGC Acquisition, the 50% quota share reinsurance agreement between United Guaranty Residential Insurance Company and three subsidiaries of AIG relating to policy years 2014, 2015 and 2016 will be amended to terminate on a run-off basis as of 12:01 a.m. on January 1, 2017.
The Stock Purchase Agreement may be terminated under certain circumstances, including: (i) the parties’ mutual agreement; (ii) by either ACGL or AIG, if the closing has not occurred on or before March 31, 2017, subject to an extension at the request of either party of up to three months for the receipt of certain approvals (such date, as may be extended, the “Outside Date”); (iii) by either ACGL or AIG, in the event of the issuance of a final, non-appealable governmental order restraining or prohibiting the consummation of the transaction contemplated by the Stock Purchase Agreement or in the event that any law has been enacted, promulgated or issued by any governmental authority that restrains, enjoins or prohibits the transaction contemplated by the Stock Purchase Agreement or that would render the consummation of such transaction illegal; or (iv) the non-terminating party’s material uncured breach of the Stock Purchase Agreement. In the event that either ACGL or AIG terminates the Stock Purchase Agreement due to a failure to obtain the necessary regulatory approvals on or before the Outside Date and specified ACGL conditions to closing are otherwise satisfied, ACGL will pay a termination fee of $150.0 million to AIG.
Bridge Credit Agreement
In connection with the UGC Acquisition, the Company entered into a bridge credit agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), as administrative agent and initial lender (the ‘‘Bridge Credit Agreement’’). The Bridge Credit Agreement provides for commitments by the lenders thereunder to provide up to $1.375 billion of term loans (the “Bridge Loans”) to fund a portion of the cash consideration portion required in the UGC Acquisition and to pay related fees and expenses.
Commitments under the Bridge Credit Agreement (or, to the extent funded, the Bridge Loans) may be voluntarily reduced (or prepaid) by ACGL without premium or penalty, other than payment of customary breakage costs. Commitments under the Bridge Credit Agreement (or, to the extent funded, Bridge Loans) will be subject to mandatory reduction (or, in the case of Bridge Loans, mandatory prepayment), by an amount equal to the net cash proceeds of certain debt incurrences, equity issuances and asset sales. The commitments under the Bridge Credit Agreement will expire five business days after the Outside Date if the closing of the acquisition has not occurred on or prior to such date.
Conditions to borrowing under the Bridge Credit Agreement include the absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement) in United Guaranty after December 31, 2015, the concurrent consummation of the acquisition in accordance with the Stock Purchase Agreement, and other conditions customary for bridge financings of this type.
The Bridge Loans, if funded, will mature on the date that is 364 days after funding. Bridge Loans will bear interest at a rate based on LIBOR or the base rate plus, in each case, an applicable margin. The applicable margin for LIBOR loans would range from 0.875% to 1.625% per annum and for base rate loans would range from 0.0% to 0.625% per annum, in each case, depending on the public debt rating of ACGL then in effect, increasing by 0.25% (with respect to each level of public debt rating) every 90 days after funding. In addition, customary fees will be payable under the Bridge Credit Agreement and related documents.
The Bridge Credit Agreement contains financial covenants that require ACGL to maintain a minimum consolidated tangible net worth and a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth. The Bridge Credit Agreement also includes customary affirmative covenants, negative covenants and events of default. These provisions are generally consistent with those in ACGL’s existing revolving credit agreement.
Arch-U.S. will provide a guaranty of the obligations under the Bridge Credit Agreement. ACGL has the ability under the Bridge Loan Agreement to designate one of its subsidiaries to be the borrower pursuant to the terms thereof. In such case, ACGL would guarantee the obligations of the subsidiary borrower.
As a result of the preferred share offering in September 2016 (see note 10), the outstanding commitments under the Bridge Credit Agreement were reduced to $938.5 million at September 30, 2016.
10.    Share Transactions

Preferred Share Offering
On September 29, 2016, ACGL completed a $450 million underwritten public offering of 18.0 million depositary shares (the “Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 5.25% Non-Cumulative Preferred Shares, Series E, have a $0.01 par value and $25,000 liquidation preference per share (equivalent to $25

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

liquidation preference per Depositary Share) (the “Series E Preferred Shares”). Each Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series E Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights). In April 2012, the Company issued $325 million of Series C Non-Cumulative Preferred Shares that are on parity with the Series E Preferred Shares with respect to payment of dividends and the distribution of assets upon a liquidation, dissolution or winding-up of ACGL.
Holders of Series E Preferred Shares will be entitled to receive dividend payments only when, as and if declared by our board of directors or a duly authorized committee of the board. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears on the last day of March, June, September and December of each year, at an annual rate of 5.25%. If declared, the first dividend payment date will be January 3, 2017. Dividends on the Series E Preferred Shares are not cumulative. The Company will be restricted from paying dividends on or repurchasing its common shares unless certain dividend payments are made on the Series E Preferred Shares.
Except in specified circumstances relating to certain tax or corporate events, the Series E Preferred Shares are not redeemable prior to September 29, 2021 (the fifth anniversary of the issue date). On and after that date, the Series E Preferred Shares will be redeemable at the Company’s option, in whole or in part, at a redemption price of $25,000 per share of the Series E Preferred Shares (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends to, but excluding, the redemption date. The Depositary Shares will be redeemed if and to the extent the related Series E Preferred Shares are redeemed by the Company.
Neither the Depositary Shares nor the Series E Preferred Shares have a stated maturity, nor will they be subject to any sinking fund or mandatory redemption. The Series E Preferred Shares are not convertible into any other securities. The Series E Preferred Shares will not have voting rights, except under limited circumstances.
The Company intends to use the net proceeds from the offering of $434.9 million to fund a portion of the UGC Acquisition, to pay related costs and expenses and for general corporate purposes. See Note 9 for further detail on the UGC Acquisition.

Share Repurchases
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program, ACGL has repurchased approximately 125.2 million common shares for an aggregate purchase price of $3.68 billion. For the nine months ended September 30, 2016, ACGL repurchased 1.1 million common shares (no repurchases in the 2016 third quarter) for an aggregate purchase price of $75.3 million. During the 2015 third quarter and nine months ended September 30, 2015, ACGL repurchased 0.1 million and 5.9 million common shares, respectively, for an aggregate purchase price of $3.5 million and $365.4 million, respectively. At September 30, 2016, $446.5 million of share repurchases were available under the program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2016	2015	2016	2015

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$61,464	$(2,019)	$137,555	$63,671
	Other-than-temporary impairment losses	(3,867)	(8,901)	(16,999)	(17,274)
	Total before tax	57,597	(10,920)	120,556	46,397
	Income tax (expense) benefit	(2,605)	(1,358)	(11,247)	(6,529)
	Net of tax	$54,992	$(12,278)	$109,309	$39,868

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2016
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$11,692	$(4,589)	$16,281
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	57,597	2,605	54,992
Foreign currency translation adjustments	(5,407)	(95)	(5,312)
Other comprehensive income (loss)	$(51,312)	$(7,289)	$(44,023)

Three Months Ended September 30, 2015
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(44,687)	$9,204	$(53,891)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(3,033)	—	(3,033)
Less reclassification of net realized gains (losses) included in net income	(10,920)	1,358	(12,278)
Foreign currency translation adjustments	(12,639)	(556)	(12,083)
Other comprehensive income (loss)	$(49,439)	$7,290	$(56,729)

Nine Months Ended September 30, 2016
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$281,770	$30,048	$251,722
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(150)	—	(150)
Less reclassification of net realized gains (losses) included in net income	120,556	11,247	109,309
Foreign currency translation adjustments	(5,733)	417	(6,150)
Other comprehensive income (loss)	$155,331	$19,218	$136,113

Nine Months Ended September 30, 2015
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(46,930)	$4,592	$(51,522)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(4,494)	—	(4,494)
Less reclassification of net realized gains (losses) included in net income	46,397	6,529	39,868
Foreign currency translation adjustments	(24,568)	(1,308)	(23,260)
Other comprehensive income (loss)	$(122,389)	$(3,245)	$(119,144)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.     Guarantor Financial Information

The following tables present condensed financial information for ACGL, Arch-U.S., a 100% owned subsidiary of ACGL, and ACGL’s other subsidiaries.

	September 30, 2016
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$538,713	$54,483	$16,975,841	$(14,700)	$17,554,337
Cash	2,041	19,392	557,383	—	578,816
Investments in subsidiaries	7,316,435	1,815,833	—	(9,132,268)	—
Due from subsidiaries and affiliates	4	51,036	391,026	(442,066)	—
Premiums receivable	—	—	1,726,846	(544,138)	1,182,708
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	6,074,812	(3,998,564)	2,076,248
Contractholder receivables	—	—	1,649,441	—	1,649,441
Prepaid reinsurance premiums	—	—	1,723,344	(1,182,106)	541,238
Deferred acquisition costs, net	—	—	469,466	—	469,466
Other assets	17,348	48,285	1,695,117	(169,773)	1,590,977
Total assets	$7,874,541	$1,989,029	$31,263,276	$(15,483,615)	$25,643,231

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$13,582,475	$(3,972,286)	$9,610,189
Unearned premiums	—	—	3,853,227	(1,182,106)	2,671,121
Reinsurance balances payable	—	—	815,826	(544,138)	271,688
Contractholder payables	—	—	1,649,441	—	1,649,441
Collateral held for insured obligations	—	—	277,463		277,463
Deposit accounting liabilities	—	—	22,281	—	22,281
Senior notes	296,936	494,501	—	—	791,437
Revolving credit agreement borrowings	100,000	—	298,100	—	398,100
Due to subsidiaries and affiliates	270	35,003	406,793	(442,066)	—
Other liabilities (1)	125,013	57,753	1,572,207	(196,051)	1,558,922
Total liabilities	522,219	587,257	22,477,813	(6,336,647)	17,250,642

Redeemable noncontrolling interests	—	—	220,159	(14,700)	205,459

Shareholders’ Equity
Total shareholders’ equity available to Arch	7,352,322	1,401,772	7,730,496	(9,132,268)	7,352,322
Non-redeemable noncontrolling interests	—	—	834,808	—	834,808
Total shareholders’ equity	7,352,322	1,401,772	8,565,304	(9,132,268)	8,187,130

Total liabilities, noncontrolling interests and shareholders’ equity	$7,874,541	$1,989,029	$31,263,276	$(15,483,615)	$25,643,231
(1) Includes payable for securities purchased.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2015
Condensed Consolidating Balance Sheet	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Assets
Total investments	$50	$42,210	$15,815,381	$(14,700)	$15,842,941
Cash	6,809	17,023	529,494	—	553,326
Investments in subsidiaries	6,609,174	1,712,757	—	(8,321,931)	—
Due from subsidiaries and affiliates	23	48,811	384,469	(433,303)	—
Premiums receivable	—	—	1,376,310	(392,867)	983,443
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	5,783,452	(3,916,079)	1,867,373
Contractholder receivables	—	—	1,486,296	—	1,486,296
Prepaid reinsurance premiums	—	—	1,511,795	(1,084,186)	427,609
Deferred acquisition costs, net	—	—	433,477	—	433,477
Other assets	4,138	45,522	2,119,279	(586,134)	1,582,805
Total assets	$6,620,194	$1,866,323	$29,439,953	$(14,749,200)	$23,177,270

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$13,010,608	$(3,885,358)	$9,125,250
Unearned premiums	—	—	3,418,118	(1,084,186)	2,333,932
Reinsurance balances payable	—	—	603,586	(379,466)	224,120
Contractholder payables	—	—	1,486,296	—	1,486,296
Collateral held for insured obligations	—	—	248,982	—	248,982
Deposit accounting liabilities	—	—	463,507	(203,143)	260,364
Senior notes	296,874	494,432	—	—	791,306
Revolving credit agreement borrowings	100,000	—	430,434	—	530,434
Due to subsidiaries and affiliates	26	35,000	398,277	(433,303)	—
Other liabilities (1)	18,413	50,890	1,385,500	(427,111)	1,027,692
Total liabilities	415,313	580,322	21,445,308	(6,412,567)	16,028,376

Redeemable noncontrolling interests	—	—	219,882	(14,700)	205,182

Shareholders’ Equity
Total shareholders’ equity available to Arch	6,204,881	1,286,001	7,035,932	(8,321,933)	6,204,881
Non-redeemable noncontrolling interests	—	—	738,831	—	738,831
Total shareholders’ equity	6,204,881	1,286,001	7,774,763	(8,321,933)	6,943,712

Total liabilities, noncontrolling interests and shareholders’ equity	$6,620,194	$1,866,323	$29,439,953	$(14,749,200)	$23,177,270
(1) Includes payable for securities purchased.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$958,403	$—	$958,403
Net investment income	6	803	99,654	(6,845)	93,618
Net realized gains (losses)	—	—	125,105	—	125,105
Net impairment losses recognized in earnings	—	—	(3,867)	—	(3,867)
Other underwriting income	—	—	7,980	—	7,980
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	16,662	—	16,662
Other income (loss)	71	—	(471)	—	(400)
Total revenues	77	803	1,203,466	(6,845)	1,197,501

Expenses
Losses and loss adjustment expenses	—	—	524,183	—	524,183
Acquisition expenses	—	—	163,861	—	163,861
Other operating expenses	—	—	155,557	—	155,557
Corporate expenses	18,488	608	(611)	—	18,485
Interest expense	5,948	6,627	9,890	(6,522)	15,943
Net foreign exchange (gains) losses	—	—	2,723	(102)	2,621
Total expenses	24,436	7,235	855,603	(6,624)	880,650

Income (loss) before income taxes	(24,359)	(6,432)	347,863	(221)	316,851
Income tax (expense) benefit	—	2,116	(15,347)	—	(13,231)
Income (loss) before equity in net income of subsidiaries	(24,359)	(4,316)	332,516	(221)	303,620
Equity in net income of subsidiaries	277,231	21,945	—	(299,176)	—
Net income	252,872	17,629	332,516	(299,397)	303,620
Net (income) loss attributable to noncontrolling interests	—	—	(51,071)	323	(50,748)
Net income available to Arch	252,872	17,629	281,445	(299,074)	252,872
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$247,388	$17,629	$281,445	$(299,074)	$247,388

Comprehensive income (loss) available to Arch	$208,790	$2,019	$237,555	$(239,574)	$208,790

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$936,683	$—	$936,683
Net investment income	—	764	92,773	(7,304)	86,233
Net realized gains (losses)	—	—	(89,698)	—	(89,698)
Net impairment losses recognized in earnings	—	—	(5,868)	—	(5,868)
Other underwriting income	—	—	7,623	—	7,623
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	(2,118)	—	(2,118)
Other income (loss)	—	—	(265)	—	(265)
Total revenues	—	764	939,130	(7,304)	932,590

Expenses
Losses and loss adjustment expenses	—	—	531,741	—	531,741
Acquisition expenses	—	—	171,566	—	171,566
Other operating expenses	—	—	146,220	—	146,220
Corporate expenses	10,536	720	(517)	—	10,739
Interest expense	5,863	6,689	7,734	(6,986)	13,300
Net foreign exchange (gains) losses	—	—	(11,762)	(2,918)	(14,680)
Total expenses	16,399	7,409	844,982	(9,904)	858,886

Income (loss) before income taxes	(16,399)	(6,645)	94,148	2,600	73,704
Income tax (expense) benefit	—	2,324	(12,028)	—	(9,704)
Income (loss) before equity in net income of subsidiaries	(16,399)	(4,321)	82,120	2,600	64,000
Equity in net income of subsidiaries	96,432	13,620	—	(110,052)	—
Net income	80,033	9,299	82,120	(107,452)	64,000
Net (income) loss attributable to noncontrolling interests	—	—	15,712	321	16,033
Net income available to Arch	80,033	9,299	97,832	(107,131)	80,033
Preferred dividends	(5,484)	—	—	—	(5,484)
Net income available to Arch common shareholders	$74,549	$9,299	$97,832	$(107,131)	$74,549

Comprehensive income (loss) available to Arch	$23,400	$15,705	$44,127	$(59,832)	$23,400

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2016
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$2,915,967	$—	$2,915,967
Net investment income	7	2,351	294,012	(20,679)	275,691
Net realized gains (losses)	—	—	230,647	—	230,647
Net impairment losses recognized in earnings	—	—	(16,849)	—	(16,849)
Other underwriting income	—	—	54,749	(16,498)	38,251
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	32,054	—	32,054
Other income (loss)	270	—	(702)	—	(432)
Total revenues	277	2,351	3,509,878	(37,177)	3,475,329

Expenses
Losses and loss adjustment expenses	—	—	1,631,724	—	1,631,724
Acquisition expenses	—	—	509,607	—	509,607
Other operating expenses	—	—	467,416	—	467,416
Corporate expenses	45,284	1,549	(1,765)	—	45,068
Interest expense	17,811	19,946	46,169	(36,213)	47,713
Net foreign exchange (gains) losses	—	—	5,093	(3,568)	1,525
Total expenses	63,095	21,495	2,658,244	(39,781)	2,703,053

Income (loss) before income taxes	(62,818)	(19,144)	851,634	2,604	772,276
Income tax (expense) benefit	—	6,446	(50,118)	—	(43,672)
Income (loss) before equity in net income of subsidiaries	(62,818)	(12,698)	801,516	2,604	728,604
Equity in net income of subsidiaries	681,543	64,684	—	(746,227)	—
Net income	618,725	51,986	801,516	(743,623)	728,604
Net (income) loss attributable to noncontrolling interests	—	—	(110,844)	965	(109,879)
Net income available to Arch	618,725	51,986	690,672	(742,658)	618,725
Preferred dividends	(16,453)	—	—	—	(16,453)
Net income available to Arch common shareholders	$602,272	$51,986	$690,672	$(742,658)	$602,272

Comprehensive income (loss) available to Arch	$754,979	$89,204	$830,348	$(919,552)	$754,979

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2015
Condensed Consolidating Statement of Income and Comprehensive Income	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Revenues
Net premiums earned	$—	$—	$2,790,385	$—	$2,790,385
Net investment income	—	1,569	265,937	(15,316)	252,190
Net realized gains (losses)	—	1	(42,076)	—	(42,075)
Net impairment losses recognized in earnings	—	—	(12,780)	—	(12,780)
Other underwriting income	—	—	26,876	—	26,876
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	19,938	—	19,938
Other income (loss)	—	—	52	—	52
Total revenues	—	1,570	3,048,332	(15,316)	3,034,586

Expenses
Losses and loss adjustment expenses	—	—	1,544,883	—	1,544,883
Acquisition expenses	—	—	510,067	—	510,067
Other operating expenses	—	—	445,947	—	445,947
Corporate expenses	36,068	2,991	(1,557)	—	37,502
Interest expense	17,581	19,824	7,476	(14,834)	30,047
Net foreign exchange (gains) losses	—	—	(44,450)	(17,148)	(61,598)
Total expenses	53,649	22,815	2,462,366	(31,982)	2,506,848

Income (loss) before income taxes	(53,649)	(21,245)	585,966	16,666	527,738
Income tax (expense) benefit	—	7,434	(36,596)	—	(29,162)
Income (loss) before equity in net income of subsidiaries	(53,649)	(13,811)	549,370	16,666	498,576
Equity in net income of subsidiaries	532,808	42,192	—	(575,000)	—
Net income	479,159	28,381	549,370	(558,334)	498,576
Net (income) loss attributable to noncontrolling interests	—	—	(19,902)	485	(19,417)
Net income available to Arch	479,159	28,381	529,468	(557,849)	479,159
Preferred dividends	(16,453)	—	—	—	(16,453)
Net income available to Arch common shareholders	$462,706	$28,381	$529,468	$(557,849)	$462,706

Comprehensive income (loss) available to Arch	$360,111	$13,950	$427,569	$(441,519)	$360,111

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2016
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$94,250	$14,448	$1,096,443	$(168,002)	$1,037,139
Investing Activities
Purchases of fixed maturity investments	—	—	(27,840,555)	—	(27,840,555)
Purchases of equity securities	—	—	(377,767)	—	(377,767)
Purchases of other investments	—	—	(1,008,774)	—	(1,008,774)
Proceeds from the sales of fixed maturity investments	—	—	26,731,924	—	26,731,924
Proceeds from the sales of equity securities	—	—	464,904	—	464,904
Proceeds from the sales, redemptions and maturities of other investments	—	—	879,330	—	879,330
Proceeds from redemptions and maturities of fixed maturity investments	—	41,500	499,323	—	540,823
Net settlements of derivative instruments	—	—	23,396	—	23,396
Net (purchases) sales of short-term investments	(436,830)	(53,779)	(113,553)	—	(604,162)
Change in cash collateral related to securities lending	—	—	(27,935)	—	(27,935)
Contributions to subsidiaries	(3,585)	—	(9,247)	12,832	—
Intercompany loans issued	—	—	—	—	—
Acquisitions, net of cash	—	—	(20,911)	—	(20,911)
Purchases of fixed assets	(8)	—	(11,557)	—	(11,565)
Change in other assets	2,000	—	(5,816)	—	(3,816)
Net Cash Provided By (Used For) Investing Activities	(438,423)	(12,279)	(817,238)	12,832	(1,255,108)
Financing Activities
Proceeds from issuance of preferred shares, net	434,899	—	—	—	434,899
Purchases of common shares under share repurchase program	(75,256)	—	—	—	(75,256)
Proceeds from common shares issued, net	(3,785)	—	12,832	(12,832)	(3,785)
Proceeds from borrowings	—	—	46,000	—	46,000
Repayments of borrowings	—	—	(179,171)	—	(179,171)
Change in cash collateral related to securities lending	—	—	27,935	—	27,935
Dividends paid to redeemable noncontrolling interests	—	—	(14,448)	957	(13,491)
Dividends paid to parent (1)	—	—	(167,045)	167,045	—
Other	—	200	32,913	—	33,113
Preferred dividends paid	(16,453)	—	—	—	(16,453)
Net Cash Provided By (Used For) Financing Activities	339,405	200	(240,984)	155,170	253,791
Effects of exchange rates changes on foreign currency cash	—	—	(10,332)	—	(10,332)
Increase (decrease) in cash	(4,768)	2,369	27,889	—	25,490
Cash beginning of year	6,809	17,023	529,494	—	553,326
Cash end of period	$2,041	$19,392	$557,383	$—	$578,816

(1)     Dividends paid are included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2015
Condensed Consolidating Statement of Cash Flows	ACGL (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other ACGL Subsidiaries	Consolidating Adjustments and Eliminations	ACGL Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$382,329	$10,622	$859,525	$(444,897)	$807,579
Investing Activities
Purchases of fixed maturity investments	—	(3,505)	(22,378,599)	—	(22,382,104)
Purchases of equity securities	(8,070)	—	(477,456)	—	(485,526)
Purchases of other investments	—	—	(1,320,250)	—	(1,320,250)
Proceeds from the sales of fixed maturity investments	—	23,507	21,388,047	—	21,411,554
Proceeds from the sales of equity securities	—	—	509,008	—	509,008
Proceeds from the sales, redemptions and maturities of other investments	—	—	858,368	—	858,368
Proceeds from redemptions and maturities of fixed maturity investments	—	—	630,397	—	630,397
Net settlements of derivative instruments	—	—	81,114	—	81,114
Proceeds from investment in joint venture	—	—	40,000	—	40,000
Net (purchases) sales of short-term investments	73	(12,183)	193,851	—	181,741
Change in cash collateral related to securities lending	—	—	28,685	—	28,685
Contributions to subsidiaries	—	—	(9,290)	9,290	—
Intercompany loans issued	—	(39,500)	(41,523)	81,023	—
Acquisitions, net of cash	—	—	818	—	818
Purchases of fixed assets	(53)	—	(10,848)	—	(10,901)
Change in other assets	—	—	(43,654)	—	(43,654)
Net Cash Provided By (Used For) Investing Activities	(8,050)	(31,681)	(551,332)	90,313	(500,750)
Financing Activities
Purchases of common shares under share repurchase program	(365,383)	—	—	—	(365,383)
Proceeds from common shares issued, net	697	—	9,290	(9,290)	697
Proceeds from intercompany borrowings	14,023	27,500	39,500	(81,023)	—
Proceeds from borrowings	—	—	239,077	—	239,077
Change in cash collateral related to securities lending	—	—	(28,685)	—	(28,685)
Dividends paid to redeemable noncontrolling interests	—	—	(14,447)	637	(13,810)
Dividends paid to parent (1)	—	—	(444,260)	444,260	—
Other	—	28	50,435	—	50,463
Preferred dividends paid	(16,453)	—	—	—	(16,453)
Net Cash Provided By (Used For) Financing Activities	(367,116)	27,528	(149,090)	354,584	(134,094)
Effects of exchange rates changes on foreign currency cash	—	—	(8,658)	—	(8,658)
Increase (decrease) in cash	7,163	6,469	150,445	—	164,077
Cash beginning of year	3,218	2,787	479,697	—	485,702
Cash end of period	$10,381	$9,256	$630,142	$—	$649,779

(1)     Dividends paid are included in net cash provided by (used for) operating activities in the ACGL (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an expense of 5.7% for the nine months ended September 30, 2016, compared to an expense of 5.5% for the 2015 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $124.1 million at September 30, 2016, compared to $135.7 million at December 31, 2015. In addition, the Company paid $40.7 million and $35.5 million of income taxes for the nine months ended September 30, 2016 and 2015, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2016, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
15.    Transactions with Related Parties

Kewsong Lee, a director of ACGL, is a Managing Director and Deputy Chief Investment Officer for Corporate Private Equity of The Carlyle Group (“Carlyle”). As part of its investment philosophy, the Company invests a portion of its investment portfolio in alternative investment funds. As of September 30, 2016, the Company had aggregate commitments of $770.9 million to funds managed by Carlyle, of which $524.5 million was unfunded. The Company may make additional commitments to funds managed by Carlyle from time to time. During the nine months ended September 30, 2016 and 2015, the Company made aggregate capital contributions to funds managed by Carlyle of $50.1 million and $97.7 million, respectively, and received aggregate cash distributions from funds managed by Carlyle of $17.9 million and $30.3 million, respectively.
16.    Subsequent Events

On October 26, 2016, ACGL and certain of its subsidiaries amended the existing Credit Agreement (the “Amended Credit Agreement”) (see Note 9). The Amended Credit Agreement provides for a $350.0 million secured facility for letters of credit and $500.0 million unsecured facility for revolving loans and letters of credit. Obligations of each borrower under the secured facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. ACGL has a one-time option to convert any or all outstanding revolving loans of ACGL and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be reborrowed. Arch-U.S. guarantees the obligations of ACGL, and ACGL guarantees the obligations of Arch-U.S.
Commitments under the Amended Credit Agreement will expire on October 26, 2021, and all loans then outstanding under the Amended Credit Agreement must be repaid. Letters of credit issued under the Amended Credit Agreement will not have an expiration date later than October 26, 2022. The Amended Credit Agreement contains customary representations and warranties, conditions to credit extensions, affirmative and negative covenants, and events of default.

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
Arch Capital Group Ltd. (“ACGL” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $8.24 billion in capital at September 30, 2016 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis.
CURRENT OUTLOOK

The broad property casualty insurance market environment continues to be competitive in our business, consistent with our view in prior quarters. In our insurance segment, we experienced a slight deterioration in rates across certain sectors, while there are signs that reinsurance terms, especially ceding commissions, have bottomed out. This has led us to continue to reduce writings in certain property casualty lines in the 2016 third quarter. With the continued low interest rate environment, additional price increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and by utilizing reinsurance purchases to reduce volatility on large account, high capacity business.
Our mortgage segment continues to experience favorable market conditions. Within the U.S. mortgage insurance sector, Arch Mortgage Insurance Company (“Arch MI U.S.”) continues to expand into the marketplace. Our market share continued to increase, reflecting growth in the bank channel and the impact of RateStar, our risk-based pricing program, which has met with wide acceptance from bank and credit union clients. In addition, international business and credit risk-sharing transactions continue to provide growth opportunities for our mortgage operations.
In addition, on August 15, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with American International Group, Inc. (“AIG”) pursuant to which, upon the terms and subject to the conditions thereof, we agreed to purchase from AIG all of the issued and outstanding shares of capital stock of United Guaranty Corporation, a North Carolina corporation, and AIG United Guaranty (Asia) Limited (combined, “United Guaranty”). The acquisition under the Stock Purchase Agreement is referred to herein as the “UGC Acquisition.”
The UGC Acquisition is subject to certain closing conditions, including, among others, (i) expiration or early termination of the waiting period required by the HSR Act, which has occurred, (ii) the receipt of certain approvals of regulatory authorities and government-sponsored entities, (iii) the execution of an excess of loss agreement between subsidiaries of AIG and United Guaranty and (iv) receipt by AIG of confirmation from the Board of Governors of the Federal Reserve System that none of us, United Guaranty or any of their respective subsidiaries will be subject to “Systemically Important Financial Institutions” rules and regulations. There is no financing condition for the UGC Acquisition. For a complete description of the UGC Acquisition, please refer to our Form 8-K filed on August 15, 2016 and other documents on file with the SEC.
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
Based on in-force exposure estimated as of October 1, 2016, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $488 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County regions with net probable maximum pre-tax losses of $418 million and $405 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2016, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 63% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Book value per common share was $53.62 at September 30, 2016, compared to $52.04 at June 30, 2016 and $47.68 at September 30, 2015. The 3.0% increase in the 2016 third quarter and the 12.5% increase over the trailing twelve months reflected strong underwriting and investment returns.
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
Our Operating ROAE was 8.8% for the 2016 third quarter, compared to 8.6% for the 2015 third quarter, and 9.2% for the nine months ended September 30, 2016, compared to 9.7% for the 2015 period.

Total Return on Investments
Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, excludes amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods.
The following table summarizes our total return compared to the benchmark return against which we measured our portfolio during the periods. See “Comment on Non-GAAP Financial Measures.”

	Arch Portfolio	Benchmark Return
2016 Third Quarter	0.88%	0.83%
2015 Third Quarter	(0.31)%	(0.21)%

Nine Months Ended September 30, 2016	4.03%	4.43%
Nine Months Ended September 30, 2015	0.76%	(0.07)%
Excluding the effects of foreign exchange, total return was 0.91% for the 2016 third quarter and 4.07% for the nine months ended September 30, 2016. Total return for the 2016 periods reflected strong returns on equities and alternatives, dampened by the impact of lower returns on investment-grade fixed income securities compared to the 2015 periods.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At September 30, 2016, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.43 years.

The benchmark return index included weightings to the following indices, which are primarily from The Bank of America Merrill Lynch (“BoAML”):

%
BoAML 1-10 Year AA U.S. Corporate & Yankees Index	21.25%
BoAML 1-5 Year U.S. Treasury Index	13.00
BoAML U.S. Mortgage Backed Securities Index	10.00
BoAML 3-5 Year Fixed Rate Asset Backed Securities Index	7.00
BoAML 1-10 Year U.S. Municipal Securities Index	7.00
BoAML U.S. High Yield Constrained Index	5.50
BoAML 0-3 Month U.S. Treasury Bill Index	5.00
Barclays CMBS Inv. Grade, AAA Rated Index	5.00
Barclays Agency Bullet, 1-10 Year Index	5.00
MSCI All Country World Gross Total Return Index	5.00
BoAML 1-10 Year Euro Government Index	4.50
BoAML 5-10 Year U.S. Treasury Index	3.25
BoAML 1-5 Year U.K. Gilt Index	3.00
BoAML 1-10 Year Australian Governments Index	2.50
BoAML 1-5 Year Canada Government Index	1.50
BoAML Euro Government Index	1.00
BoAML 20+ Year Canada Government Index	0.50
Total	100.00%
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
Total return on investments includes investment income, equity in net income or loss of investment funds accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, excludes amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. There is no directly comparable GAAP financial measure for total return. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income available to Arch common shareholders to after-tax operating income available to Arch common shareholders. Each line item reflects the impact of our approximate 11% ownership of Watford Re’s common equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to Arch common shareholders	$247,388	$74,549	$602,272	$462,706
Net realized (gains) losses	(99,159)	57,472	(175,558)	17,834
Net impairment losses recognized in earnings	3,867	5,868	16,849	12,780
Equity in net (income) loss of investment funds accounted for using the equity method	(16,662)	2,118	(32,054)	(19,939)
Net foreign exchange (gains) losses	4,054	(15,904)	3,560	(60,478)
Income tax expense	2,970	1,695	13,705	8,697
After-tax operating income available to Arch common shareholders	$142,458	$125,798	$428,774	$421,600

Beginning common shareholders’ equity	$6,378,922	$5,812,515	$5,879,881	$5,805,053
Ending common shareholders’ equity	6,577,322	5,837,815	6,577,322	5,837,815
Average common shareholders’ equity	$6,478,122	$5,825,165	$6,228,602	$5,821,434

Annualized return on average common equity %	15.3	5.1	12.9	10.6
Annualized operating return on average common equity %	8.8	8.6	9.2	9.7
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2016	2015	% Change
Gross premiums written	$758,934	$752,438	0.9
Premiums ceded	(217,446)	(209,443)
Net premiums written	541,488	542,995	(0.3)
Change in unearned premiums	(22,410)	(20,451)
Net premiums earned	519,078	522,544	(0.7)
Other underwriting income	—	519
Losses and loss adjustment expenses	(332,845)	(339,859)
Acquisition expenses, net	(77,148)	(77,076)
Other operating expenses	(87,517)	(84,620)
Underwriting income	$21,568	$21,508	0.3

Underwriting Ratios			% Point Change
Loss ratio	64.1%	65.0%	(0.9)
Acquisition expense ratio	14.9%	14.8%	0.1
Other operating expense ratio	16.9%	16.2%	0.7
Combined ratio	95.9%	96.0%	(0.1)

	Nine Months Ended September 30,
	2016	2015	% Change
Gross premiums written	$2,319,530	$2,263,401	2.5
Premiums ceded	(713,110)	(669,336)
Net premiums written	1,606,420	1,594,065	0.8
Change in unearned premiums	(46,603)	(53,782)
Net premiums earned	1,559,817	1,540,283	1.3
Other underwriting income	—	1,467
Losses and loss adjustment expenses	(1,011,087)	(978,681)
Acquisition expenses, net	(228,819)	(228,877)
Other operating expenses	(265,749)	(261,793)
Underwriting income	$54,162	$72,399	(25.2)

Underwriting Ratios			% Point Change
Loss ratio	64.8%	63.5%	1.3
Acquisition expense ratio	14.7%	14.9%	(0.2)
Other operating expense ratio	17.0%	17.0%	—
Combined ratio	96.5%	95.4%	1.1
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

Premiums Written.
The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Professional lines	$119,198	22.0	$118,563	21.8
Construction and national accounts	65,105	12.0	60,320	11.1
Programs	91,165	16.8	120,028	22.1
Excess and surplus casualty	54,075	10.0	51,170	9.4
Travel, accident and health	63,453	11.7	49,386	9.1
Property, energy, marine and aviation	42,092	7.8	51,802	9.5
Lenders products	28,633	5.3	29,212	5.4
Other	77,767	14.4	62,514	11.5
Total	$541,488	100.0	$542,995	100.0
2016 Third Quarter versus 2015 Third Quarter. Gross premiums written by the insurance segment in the 2016 third quarter were 0.9% higher than in the 2015 third quarter, while net premiums written were 0.3% lower than in the 2015 third quarter. The decrease in net premiums written reflected reductions in programs and property lines, partially offset by growth in travel and in ‘other’ lines including alternative markets and high excess comp business. The reduction in program business primarily reflected the continued impact of the non-renewal of a large program in the latter part of 2015 while the lower level in property lines reflected continued weak market conditions. The growth in travel and alternative markets reflected both new business and continued expansion in existing accounts while the increase in high excess comp primarily reflected new business.

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Professional lines	$336,184	20.9	$329,841	20.7
Construction and national accounts	254,839	15.9	233,919	14.7
Programs	256,369	16.0	344,404	21.6
Excess and surplus casualty	168,144	10.5	154,511	9.7
Travel, accident and health	175,172	10.9	123,714	7.8
Property, energy, marine and aviation	142,261	8.9	172,518	10.8
Lenders products	78,671	4.9	76,039	4.8
Other	194,780	12.1	159,119	10.0
Total	$1,606,420	100.0	$1,594,065	100.0
Nine Months Ended September 30, 2016 versus 2015 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2016 were 2.5% higher than in the 2015 period, while net premiums written were 0.8% higher than in the 2015 period. The increase in net premiums written reflected growth in travel, accident and health, construction and national accounts and alternative markets business, partially offset by a reduction in programs and property lines. The growth in travel, accident and health reflected both new business and continued expansion in existing accounts. The increase in construction and national accounts primarily reflected new business and audit premiums while the increase in alternative markets resulted from new accounts, exposure growth and audit premiums. The reduction in program business primarily reflected the continued impact of the non-renewal of a large program in the latter part of 2015 while the lower level of net premiums written in property lines reflected continued weak market conditions.

Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Professional lines	$110,614	21.3	$106,283	20.3
Construction and national accounts	80,090	15.4	75,256	14.4
Programs	84,889	16.4	115,502	22.1
Excess and surplus casualty	54,687	10.5	53,366	10.2
Travel, accident and health	57,097	11.0	39,918	7.6
Property, energy, marine and aviation	45,304	8.7	55,106	10.5
Lenders products	25,090	4.8	23,956	4.6
Other	61,307	11.8	53,157	10.2
Total	$519,078	100.0	$522,544	100.0

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Professional lines	$324,114	20.8	$321,575	20.9
Construction and national accounts	241,547	15.5	219,066	14.2
Programs	273,985	17.6	344,408	22.4
Excess and surplus casualty	166,807	10.7	157,422	10.2
Travel, accident and health	164,463	10.5	113,629	7.4
Property, energy, marine and aviation	141,417	9.1	164,012	10.6
Lenders products	72,499	4.6	68,074	4.4
Other	174,985	11.2	152,097	9.9
Total	$1,559,817	100.0	$1,540,283	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2016 third quarter were 0.7% lower than in the 2015 third quarter and 1.3% higher for the nine months ended September 30, 2016 than in the 2015 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current year	66.7%	66.9%	66.4%	65.9%
Prior period reserve development	(2.6)%	(1.9)%	(1.6)%	(2.4)%
Loss ratio	64.1%	65.0%	64.8%	63.5%

Current Year Loss Ratio.
The insurance segment’s current year loss ratio in the 2016 third quarter was 0.2 points lower than in the 2015 third quarter and the current year loss ratio for the nine months ended September 30, 2016 was 0.5 points higher than in the 2015 period. The 2016 third quarter loss ratio reflected 0.3 points of current year catastrophic activity, compared to 1.6 points in the 2015 third quarter, and 1.5 points for the nine months ended September 30, 2016, compared to 1.2 points for the 2015 period. The current year loss ratio for the 2016 periods reflected a higher level of large attritional losses than in the 2015 period.
Prior Period Reserve Development.
2016 Third Quarter: The insurance segment’s net favorable development of $13.7 million, or 2.6 points, consisted of $18.2 million of net favorable development in long-tailed lines, partially offset by $2.4 million of net adverse development in short-tailed lines and $2.0 million of net adverse development in medium-tailed lines. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves from the 2008 to 2015 accident years (i.e., the year in which a loss occurred), and net reductions in casualty reserves from the 2007 and 2008 accident years. Net adverse development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2015 accident year, primarily due to a small number of attritional losses. Net adverse development in medium-tailed lines primarily resulted from an increase in programs of $6.2 million stemming in part from terminated programs, partially offset by favorable development of $4.2 million in other medium-tailed lines, primarily in professional liability and surety.
2015 Third Quarter: The insurance segment’s net favorable development of $9.9 million, or 1.9 points, consisted of $12.9 million of net favorable development in medium-tailed lines and long-tailed lines partially offset by $3.0 million of net adverse development in short-tailed lines. Net favorable development in medium-tailed and long-tailed lines reflected favorable development in professional lines of $14.5 million, which included $10.8 million of favorable development in executive assurance reserves primarily from the 2007 to 2012 accident years (i.e., the year in which a loss occurred) with the remainder in professional liability and healthcare reserves. Such amounts were partially offset by $2.4 million of adverse development in programs, primarily from the 2014 accident year. Adverse development in short-tailed lines primarily resulted from travel, accident and health business in the 2014 accident year, partially offset by a reduction in property (including special risk other than marine) reserves from the 2012 to 2014 accident years. Development on the 2005 to 2014 named catastrophic events was adverse by $0.6 million in the quarter.
Nine Months Ended September 30, 2016: The insurance segment’s net favorable development of $24.8 million, or 1.6 points, consisted of $36.2 million of net favorable development in long-tailed lines and $7.7 million of net favorable development in short-tailed lines, partially offset by $19.1 million of net adverse development in medium-tailed lines. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves from the 2008 to 2009 accident years and 2011 to 2013 accident years, and net reductions in casualty reserves across most accident years, partially offset by a large energy casualty claim from the 2015 accident year. Net favorable development in short-tailed lines primarily resulted from reductions in property (including special risk other than marine) reserves from the 2009 to 2014 accident years, primarily due to varying levels of reported claims activity. Such amount included $9.2 million of favorable development on the 2005 to 2015 named catastrophic events. Net adverse development in medium-tailed lines primarily resulted from an increase in programs of $28.6 million stemming in part from terminated programs, partially offset by favorable development of $9.5 million in other medium-tailed lines, primarily in professional liability and surety.
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
Underwriting Expenses.
2016 Third Quarter versus 2015 Third Quarter: The insurance segment’s underwriting expense ratio was 31.8% in the 2016 third quarter, compared to 31.0% in the 2015 third quarter. The comparison of the underwriting expense ratios and the underlying acquisition expense and other operating expense ratios reflects changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.

Nine Months Ended September 30, 2016 versus 2015 period: The insurance segment’s underwriting expense ratio was 31.7% for the nine months ended September 30, 2016, compared to 31.9% for the 2015 period. The comparison of the underwriting expense ratios and the underlying acquisition expense and other operating expense ratios reflects changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2016	2015	% Change
Gross premiums written	$324,361	$329,327	(1.5)
Premiums ceded	(89,551)	(92,182)
Net premiums written	234,810	237,145	(1.0)
Change in unearned premiums	17,117	23,286
Net premiums earned	251,927	260,431	(3.3)
Other underwriting income	2,216	2,783
Losses and loss adjustment expenses	(105,924)	(115,780)
Acquisition expenses, net	(50,217)	(55,416)
Other operating expenses	(35,589)	(37,131)
Underwriting income	$62,413	$54,887	13.7

Underwriting Ratios			% Point Change
Loss ratio	42.0%	44.5%	(2.5)
Acquisition expense ratio	19.9%	21.3%	(1.4)
Other operating expense ratio	14.1%	14.3%	(0.2)
Combined ratio	76.0%	80.1%	(4.1)

	Nine Months Ended September 30,
	2016	2015	% Change
Gross premiums written	$1,217,804	$1,156,540	5.3
Premiums ceded	(370,068)	(318,197)
Net premiums written	847,736	838,343	1.1
Change in unearned premiums	(43,345)	(24,230)
Net premiums earned	804,391	814,113	(1.2)
Other underwriting income	22,659	6,870
Losses and loss adjustment expenses	(363,613)	(339,495)
Acquisition expenses, net	(160,800)	(170,380)
Other operating expenses	(109,159)	(114,182)
Underwriting income	$193,478	$196,926	(1.8)

Underwriting Ratios			% Point Change
Loss ratio	45.2%	41.7%	3.5
Acquisition expense ratio	20.0%	20.9%	(0.9)
Other operating expense ratio	13.6%	14.0%	(0.4)
Combined ratio	78.8%	76.6%	2.2

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

Premiums Written.
The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Other specialty	$74,169	31.6	$63,293	26.7
Property excluding property catastrophe	70,733	30.1	72,456	30.6
Casualty	59,242	25.2	63,395	26.7
Property catastrophe	19,793	8.4	21,366	9.0
Marine and aviation	5,435	2.3	12,221	5.2
Other	5,438	2.3	4,414	1.9
Total	$234,810	100.0	$237,145	100.0

Pro rata	$147,280	62.7	$138,367	58.3
Excess of loss	87,530	37.3	98,778	41.7
Total	$234,810	100.0	$237,145	100.0
2016 Third Quarter versus 2015 Third Quarter. Gross premiums written by the reinsurance segment in the 2016 third quarter were 1.5% lower than in the 2015 third quarter, while net premiums written were 1.0% lower than in the 2015 third quarter. The decrease in net premiums written reflected reductions in casualty and marine and aviation lines, due in part to reductions in premium estimates reflecting current market conditions. Such amounts were partially offset by growth in other specialty business, reflecting additional agriculture business and strong renewals on pro rata U.K. motor business.

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Other specialty	$288,932	34.1	$236,575	28.2
Property excluding property catastrophe	214,287	25.3	219,385	26.2
Casualty	247,280	29.2	246,031	29.3
Property catastrophe	59,269	7.0	82,855	9.9
Marine and aviation	24,438	2.9	42,526	5.1
Other	13,530	1.6	10,971	1.3
Total	$847,736	100.0	$838,343	100.0

Pro rata	$405,720	47.9	$397,578	47.4
Excess of loss	442,016	52.1	440,765	52.6
Total	$847,736	100.0	$838,343	100.0
Nine Months Ended September 30, 2016 versus 2015 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2016 were 5.3% higher than in the 2015 period, while net premiums written were 1.1% higher than in the 2015 period. Premiums written reflects the 2016 second quarter loss portfolio transfer in the other specialty line which resulted in $52.1 million of gross premiums written and $40.2 million of net premiums written. Such premium was substantially earned in the period and resulted in a corresponding increase to losses and loss adjustment expenses, partially offset by decreases in property catastrophe and marine and aviation lines, reflecting competitive market conditions and a higher level of ceded premiums.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Other specialty	$76,686	30.4	$72,337	27.8
Property excluding property catastrophe	72,550	28.8	72,267	27.7
Casualty	69,414	27.6	75,061	28.8
Property catastrophe	17,582	7.0	23,325	9.0
Marine and aviation	10,336	4.1	13,708	5.3
Other	5,359	2.1	3,733	1.4
Total	$251,927	100.0	$260,431	100.0

Pro rata	$132,649	52.7	$132,090	50.7
Excess of loss	119,278	47.3	128,341	49.3
Total	$251,927	100.0	$260,431	100.0

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Other specialty	$260,428	32.4	$236,391	29.0
Property excluding property catastrophe	209,990	26.1	221,631	27.2
Casualty	225,624	28.0	231,628	28.5
Property catastrophe	55,358	6.9	74,920	9.2
Marine and aviation	40,773	5.1	39,744	4.9
Other	12,218	1.5	9,799	1.2
Total	$804,391	100.0	$814,113	100.0

Pro rata	$426,275	53.0	$429,440	52.7
Excess of loss	378,116	47.0	384,673	47.3
Total	$804,391	100.0	$814,113	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned for the 2016 third quarter were 3.3% lower than in the 2015 third quarter and 1.2% lower for the nine months ended September 30, 2016 than in the 2015 period. Net premiums earned reflects the loss portfolio transfer noted above along with changes in net premiums written over the previous five quarters.
Other Underwriting Income.
Other underwriting income was $2.2 million for the 2016 third quarter, compared to $2.8 million for the 2015 third quarter, and $22.7 million for the nine months ended September 30, 2016, compared to $6.9 million for the 2015 period. The 2016 period included $19.1 million related to a contract which was commuted during the 2016 second quarter. This contract had been reflected as a deposit accounting liability (i.e., a contract that, in accordance with GAAP, does not pass risk transfer) prior to the commutation.

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current year	65.6%	63.7%	67.2%	62.1%
Prior period reserve development	(23.6)%	(19.2)%	(22.0)%	(20.4)%
Loss ratio	42.0%	44.5%	45.2%	41.7%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio in the 2016 third quarter was 1.9 points higher than in the 2015 third quarter, and 5.1 points higher for the nine months ended September 30, 2016 than in the 2015 period. The 2016 third quarter loss ratio reflected 4.1 points of current year catastrophic activity, compared to 4.2 points in the 2015 third quarter, and 3.9 points for the nine months ended September 30, 2016, compared to 2.8 points in the 2015 period. In addition, the loss ratio for the nine months ended September 30, 2016 reflects the impact of the loss portfolio transfer noted above (net premiums earned at a high loss ratio), which increased the current year loss ratio by 2.8 points for the nine months ended September 30, 2016. The 2016 ratios also reflected the impact of higher attritional losses than in the 2015 periods.
Prior Period Reserve Development.
2016 Third Quarter: The reinsurance segment’s net favorable development of $59.5 million, or 23.6 points, consisted of $27.7 million from short-tailed lines and $31.8 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $23.2 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $29.3 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2010 underwriting years and 2012 to 2013 underwriting years.
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
Nine Months Ended September 30, 2016: The reinsurance segment’s net favorable development of $176.7 million, or 22.0 points, consisted of $113.1 million from short-tailed lines and $63.6 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $92.6 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years. Such amount included $3.9 million of favorable development from the 2005 to 2015 named catastrophic events. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed lines reflected reductions in casualty reserves of $66.4 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2013 underwriting years. Such amounts were partially offset by net adverse development on marine reserves, primarily from the 2002 and 2015 underwriting years, partially offset by favorable development from most other underwriting years.
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
Underwriting Expenses.
2016 Third Quarter versus 2015 Third Quarter: The underwriting expense ratio for the reinsurance segment was 34.0% in the 2016 third quarter, compared to 35.6% in the 2015 third quarter. The acquisition expense ratio for the 2016 third quarter was 19.9%, compared to 21.3% for the 2015 third quarter. The operating expense ratio for the 2016 third quarter was 14.1%, compared to 14.3% in the 2015 third quarter.
Nine Months Ended September 30, 2016 versus 2015 period: The underwriting expense ratio for the reinsurance segment was 33.6% for the nine months ended September 30, 2016, compared to 34.9% for the 2015 period. The ratio for the nine months ended September 30, 2016 reflected approximately 1.7 points of benefit from the loss portfolio transfer noted above (net premiums earned with no related expenses). The acquisition expense ratio for the nine months ended September 30, 2016 was 20.0%, compared to 20.9% for the 2015 period. The operating expense ratio for the nine months ended September 30, 2016 was 13.6%, compared to 14.0% for the 2015 period.
Mortgage Segment
The following tables set forth our mortgage segment’s underwriting results:

	Three Months Ended September 30,
	2016	2015	% Change
Gross premiums written	$131,726	$74,657	76.4
Premiums ceded	(51,182)	(7,832)
Net premiums written	80,544	66,825	20.5
Change in unearned premiums	(3,582)	(12,277)
Net premiums earned	76,962	54,548	41.1
Other underwriting income	4,740	3,565
Losses and loss adjustment expenses	(11,107)	(9,562)
Acquisition expenses, net	(7,757)	(10,428)
Other operating expenses	(25,416)	(21,048)
Underwriting income	$37,422	$17,075	119.2

Underwriting Ratios			% Point Change
Loss ratio	14.4%	17.5%	(3.1)
Acquisition expense ratio	10.1%	19.1%	(9.0)
Other operating expense ratio	33.0%	38.6%	(5.6)
Combined ratio	57.5%	75.2%	(17.7)

	Nine Months Ended September 30,
	2016	2015	% Change
Gross premiums written	$361,440	$203,770	77.4
Premiums ceded	(62,918)	(23,404)
Net premiums written	298,522	180,366	65.5
Change in unearned premiums	(93,283)	(22,992)
Net premiums earned	205,239	157,374	30.4
Other underwriting income	12,670	14,969
Losses and loss adjustment expenses	(20,102)	(33,010)
Acquisition expenses, net	(24,665)	(31,046)
Other operating expenses	(74,022)	(61,096)
Underwriting income	$99,120	$47,191	110.0

Underwriting Ratios			% Point Change
Loss ratio	9.8%	21.0%	(11.2)
Acquisition expense ratio	12.0%	19.7%	(7.7)
Other operating expense ratio	36.1%	38.8%	(2.7)
Combined ratio	57.9%	79.5%	(21.6)
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
Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Client location:
United States	$77,488	96.2	$48,611	72.7
Other	3,056	3.8	18,214	27.3
Total	$80,544	100.0	$66,825	100.0

Underwriting location:
United States	$50,236	62.4	$33,298	49.8
Other	30,308	37.6	33,527	50.2
Total	$80,544	100.0	$66,825	100.0
2016 Third Quarter versus 2015 Third Quarter. Gross premiums written by the mortgage segment in the 2016 third quarter were 76.4% higher than in the 2015 third quarter, reflecting growth in Australian mortgage reinsurance, in U.S. primary business and from GSE credit risk-sharing transactions receiving insurance accounting treatment. The lower increase in net premiums written of 20.5% reflected a $45.4 million retrocession on Australian mortgage reinsurance business covering exposures written since May 2015. Roughly three fourths of the 2016 third quarter retrocession represented catch up premiums. The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of the Arch MI U.S. portfolio of mortgage loans was 75.4% at September 30, 2016, compared to 75.6% at June 30, 2016. The persistency rates continue to reflect mortgage refinance activity and the low interest rate environment.

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Client location:
United States	199,552	66.8	141,893	78.7
Other	98,970	33.2	38,473	21.3
Total	$298,522	100.0	$180,366	100.0

Underwriting location:
United States	$128,008	42.9	$91,843	50.9
Other	170,514	57.1	88,523	49.1
Total	$298,522	100.0	$180,366	100.0
Nine Months Ended September 30, 2016 versus 2015 period. Net premiums written for the nine months ended September 30, 2016 were 65.5% higher than for the 2015 period, reflecting growth in Australian mortgage reinsurance and in U.S. primary business and from GSE credit risk-sharing transactions receiving insurance accounting treatment.
Arch MI U.S. generated $8.75 billion of new insurance written (“NIW”) during the 2016 third quarter, of which approximately 79% was from banks and other non-credit union mortgage originators. NIW represents the original principal balance of all loans that received coverage during the period.

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by client location and underwriting location:

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Client Location:
United States	$64,616	84.0	$51,623	94.6
Other	12,346	16.0	2,925	5.4
Total	$76,962	100.0	$54,548	100.0

Underwriting location:
United States	$40,498	52.6	$29,620	54.3
Other	36,464	47.4	24,928	45.7
Total	$76,962	100.0	$54,548	100.0

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%
Client Location:
United States	$182,794	89.1	$149,707	95.1
Other	22,445	10.9	7,667	4.9
Total	$205,239	100.0	$157,374	100.0

Underwriting location:
United States	$107,142	52.2	$82,589	52.5
Other	98,097	47.8	74,785	47.5
Total	$205,239	100.0	$157,374	100.0
Net premiums earned for the 2016 periods were higher than in the 2015 periods, primarily due to the growth in insurance in force for Arch MI U.S. along with a higher earned contribution from the mortgage segment’s reinsurance business.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions receiving derivative accounting treatment, was $4.7 million for the 2016 third quarter, compared to $3.6 million for the 2015 third quarter, and $12.7 million for the nine months ended September 30, 2016, compared to $15.0 million for the 2015 period (which included approximately $3.4 million of catch up income due to the timing of the insurance product and securitization transactions).
Losses and Loss Adjustment Expenses.
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with mortgage insurance industry practice. Because our mortgage insurance reserving process does not take into account the impact of future losses from loans that are not in default, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established in the 2016 third quarter.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current year	17.6%	24.8%	17.7%	25.9%
Prior period reserve development	(3.2)%	(7.3)%	(7.9)%	(4.9)%
Loss ratio	14.4%	17.5%	9.8%	21.0%
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 7.2 points lower in the 2016 third quarter than in the 2015 third quarter, and 8.2 points lower for the nine months ended September 30, 2016 than in the 2015 period. The current year loss ratio for the 2016 periods reflect higher premiums driven by growth in insurance in force, the impact of a low number of delinquent loans and a lower claim rate on such loans.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $2.5 million, or 3.2 points, for the 2016 third quarter, compared to $4.0 million, or 7.3 points, for the 2015 third quarter, and $16.3 million, or 7.9 points, for the nine months ended September 30, 2016, compared to $7.7 million, or 4.9 points, for the 2015 period. The reduction in all periods was primarily driven by continued lower than expected claim rates across certain origination years.
Underwriting Expenses.
2016 Third Quarter versus 2015 Third Quarter. The underwriting expense ratio for the mortgage segment was 43.1% in the 2016 third quarter, compared to 57.7% in the 2015 third quarter, with the improvement primarily resulting from a higher level of net premiums earned in the 2016 third quarter. The acquisition expense ratio was 10.1% for the 2016 third quarter, compared to 19.1% for the 2015 third quarter while the operating expense ratio was 33.0% for the 2016 third quarter, compared to 38.6% in the 2015 third quarter.
Nine Months Ended September 30, 2016 versus 2015 period. The underwriting expense ratio for the mortgage segment was 48.1% for the nine months ended September 30, 2016, compared to 58.5% for the 2015 period, with the improvement primarily resulting from a higher level of net premiums earned in the 2016 period. The acquisition expense ratio was 12.0% for the nine months ended September 30,

2016, compared to 19.7% for the 2015 period. The operating expense ratio was 36.1% for the nine months ended September 30, 2016, compared to 38.8% for the 2015 period.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fixed maturities	$58,542	$58,888	$181,908	$182,447
Term loan investments	6,397	4,810	16,924	13,651
Equity securities	3,633	3,807	11,373	9,228
Short-term investments	823	75	1,899	453
Other (1)	8,706	10,253	30,530	33,462
Gross investment income	78,101	77,833	242,634	239,241
Investment expenses (2)	(11,819)	(10,582)	(35,546)	(34,531)
Net investment income	$66,282	$67,251	$207,088	204,710

(1)	Amounts include dividends and interest distributions on investment funds and other items.

(2)
Investment expenses were approximately 0.31% of average invested assets for the 2016 third quarter, compared to 0.31% for the 2015 third quarter, and 0.32% for the nine months ended September 30, 2016, compared to 0.36% for the 2015 period.

The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.81% for the 2016 third quarter, compared to 2.04% for the 2015 third quarter, and 1.95% for the nine months ended September 30, 2016, compared to 2.06% for the 2015 period. The comparability of net investment income between the periods was influenced by our share repurchase program, as well as the effects of low prevailing interest rates available in the market. Yields in the future may vary based on financial market conditions, investment allocation decisions and other factors.
Corporate Expenses.
Corporate expenses were $18.5 million for the 2016 third quarter, compared to $10.7 million for the 2015 third quarter, and $45.1 million for the nine months ended September 30, 2016, compared to $37.5 million for the 2015 period. The higher level of corporate expenses in the 2016 third quarter was primarily due to nonrecurrent costs related to the UGC Acquisition.
Interest Expense.
Interest expense was $12.9 million for the 2016 third quarter, compared to $12.0 million for the 2015 third quarter, and $38.0 million for the nine months ended September 30, 2016, compared to $28.8 million for the 2015 period. The lower level of interest expense for the nine months ended September 30, 2015 primarily resulted from a reduction in interest expense in the 2015 second quarter on a deposit accounting liability contract. Such contract was commuted in the 2016 second quarter (see the reinsurance segment discussion above). Interest expense reflects amounts related to our outstanding senior notes, revolving credit agreement borrowings and other.
Net Realized Gains or Losses.
We recorded net realized gains of $95.9 million for the 2016 third quarter, compared to net realized losses of $53.5 million for the 2015 third quarter, and net realized gains of $168.7 million for the nine months ended September 30, 2016, compared to net realized losses of $14.8 million for the 2015 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also includes realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets and liabilities accounted for using the fair value option along with re-measurement of contingent consideration liability amounts.
Net Impairment Losses Recognized in Earnings.
We recorded $3.9 million of impairment losses for the 2016 third quarter, compared to $5.9 million for the 2015 third quarter, and $16.8 million for the nine months ended September 30, 2016, compared to $12.8 million for the 2015 period. The impairment losses recorded for the 2016 periods primarily related to corporate bonds, equities and other investments, with smaller contributions from other sectors. See note 6, “Investment Information—Other-Than-Temporary Impairments,” of the notes accompanying our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $16.7 million of equity in net income related to investment funds accounted for using the equity method in the 2016 third quarter, compared to $2.1 million loss for the 2015 third quarter, and $32.1 million of equity in net income for the nine months ended September 30, 2016, compared to $19.9 million of equity in net income for the 2015 period. Investment funds accounted for using the equity method totaled $797.5 million at September 30, 2016, compared to $593.0 million at December 31, 2015.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2016 third quarter were $4.2 million, compared to net foreign exchange gains for the 2015 third quarter of $16.1 million. Net foreign exchange losses for the nine months ended September 30, 2016 were $3.8 million, compared to net foreign exchange gains for the 2015 period of $60.3 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in an expense of 5.1% for the 2016 third quarter and 6.7% for the nine months ended September 30, 2016, compared to an expense of 10.5% for the 2015 third quarter and 5.7% for the 2015 period. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition
Investable Assets
At September 30, 2016, total investable assets of $17.88 billion included $16.04 billion managed by Arch and $1.84 billion included in the ‘other’ segment (i.e., attributable to Watford Re).

•	Investable Assets Managed by Arch
The finance, investment and risk management (“FI&R”) committee of our board of directors establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The FI&R committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers and formulates investment strategy in conjunction with the FI&R committee.

The following table summarizes the fair value of the investable assets managed by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
September 30, 2016
Fixed maturities (2)	$11,892,761	74.1
Short-term investments	1,184,408	7.4
Cash	511,784	3.2
Equity securities (2)	560,889	3.5
Other investments (2)	1,234,096	7.7
Investments accounted for using the equity method	797,542	5.0
Securities transactions entered into but not settled at the balance sheet date	(138,760)	(0.9)
Total investable assets managed by Arch	$16,042,720	100.0

December 31, 2015
Fixed maturities (2)	$11,200,437	76.5
Short-term investments	587,904	4.0
Cash	444,776	3.0
Equity securities (2)	629,980	4.3
Other investments (2)	1,209,285	8.3
Investments accounted for using the equity method	592,973	4.0
Securities transactions entered into but not settled at the balance sheet date	(20,524)	(0.1)
Total investable assets managed by Arch	$14,644,831	100.0

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
At September 30, 2016, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 1.78%. At December 31, 2015, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA/Aa2” and an average yield to maturity of 2.16%. Our investment portfolio had an average effective duration of 3.31 years at September 30, 2016, compared to 3.43 years at December 31, 2015. At September 30, 2016, approximately $11.46 billion, or 71%, of total investable assets managed by Arch were internally managed, compared to $10.01 billion, or 68%, at December 31, 2015.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
September 30, 2016
Corporate bonds	$3,250,421	27.3
Mortgage backed securities	577,097	4.9
Municipal bonds	1,893,728	15.9
Commercial mortgage backed securities	618,235	5.2
U.S. government and government agencies	3,014,830	25.4
Non-U.S. government securities	1,297,281	10.9
Asset backed securities	1,241,169	10.4
Total	$11,892,761	100.0

December 31, 2015
Corporate bonds	$2,960,694	26.4
Mortgage backed securities	812,557	7.3
Municipal bonds	1,626,281	14.5
Commercial mortgage backed securities	764,152	6.8
U.S. government and government agencies	2,423,455	21.6
Non-U.S. government securities	992,792	8.9
Asset backed securities	1,620,506	14.5
Total	$11,200,437	100.0
At September 30, 2016, below-investment grade securities comprised approximately 6% of our Fixed Maturities, compared to 5% at December 31, 2015. In accordance with our investment strategy, we invest in high yield fixed income securities which are included in “Corporate bonds.” Upon issuance, these securities are typically rated below investment grade (i.e., rating assigned by the major rating agencies of “BB+” or less). At September 30, 2016, corporate bonds represented 62% of the total below investment grade securities at fair value, mortgage backed securities represented 17% of the total and 21% were in other classes. At December 31, 2015, corporate bonds represented 70% of the total below investment grade securities at fair value, mortgage backed securities represented 13% of the total and 17% were in other classes. Unrealized losses include the impact of foreign exchange movements on certain securities denominated in foreign currencies and, as such, the amount of securities in an unrealized loss position fluctuates due to foreign currency movements.

The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2016
U.S. government and gov’t agencies (1)	$3,579,338	30.1
AAA	3,383,665	28.5
AA	2,137,615	18.0
A	1,581,646	13.3
BBB	470,613	4.0
BB	277,589	2.3
B	163,327	1.4
Lower than B	101,602	0.9
Not rated	197,366	1.7
Total	$11,892,761	100.0

December 31, 2015
U.S. government and gov’t agencies (1)	$3,060,869	27.3
AAA	4,000,750	35.7
AA	1,651,760	14.7
A	1,431,138	12.8
BBB	457,251	4.1
BB	203,426	1.8
B	138,770	1.2
Lower than B	130,545	1.2
Not rated	125,928	1.1
Total	$11,200,437	100.0

(1)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2016
0-10%	$3,140,113	$(21,597)	38.8
10-20%	174,218	(31,687)	57.0
20-30%	6,996	(2,040)	3.7
Greater than 30%	519	(280)	0.5
Total	$3,321,846	$(55,604)	100.0

December 31, 2015
0-10%	$6,956,754	$(74,229)	54.4
10-20%	173,441	(28,789)	21.1
20-30%	86,997	(26,227)	19.2
Greater than 30%	10,638	(7,160)	5.2
Total	$7,227,830	$(136,405)	100.0

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for non-investment grade Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2016
0-10%	$93,569	$(2,364)	4.3
10-20%	13,168	(2,011)	3.6
20-30%	280	(84)	0.2
Greater than 30%	458	(235)	0.4
Total	$107,475	$(4,694)	8.4

December 31, 2015
0-10%	$176,343	$(5,139)	3.8
10-20%	28,707	(4,807)	3.5
20-30%	12,500	(4,410)	3.2
Greater than 30%	10,520	(7,107)	5.2
Total	$228,070	$(21,463)	15.7
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
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2016, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Microsoft Corporation	$78,481	AAA/Aaa
Oracle Corporation	70,545	AA-/A1
JPMorgan Chase & Co	66,728	A-/A3
Siemens AG	64,642	A+/A1
Bank of New York Mellon Corp.	61,648	A/A1
Wells Fargo & Company	58,658	A+/Aa3
Royal Dutch Shell PLC	58,424	A/Aa2
MassMutual Global Funding II	48,999	AA+/Aa2
Coca-Cola Co	48,803	AA-/Aa3
Apple Inc.	48,491	AA+/Aa1
Total	$605,419

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.
Our portfolio includes investments, such as mortgage-backed securities, which are subject to prepayment risk. At September 30, 2016, our investments in residential mortgage-backed securities (“RMBS”) amounted to approximately $577.1 million, or 3.6% of total investable assets managed by Arch, compared to $812.6 million, or 5.5%, at December 31, 2015.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and RMBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity if refinancing becomes more difficult, thus limiting prepayments on RMBS.
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

Our portfolio also includes commercial mortgage backed securities (“CMBS”). At September 30, 2016, CMBS constituted approximately $618.2 million, or 3.9% of total investable assets managed by Arch, compared to $764.2 million, or 5.2%, at December 31, 2015. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.

The following table provides information on our non-agency RMBS and non-agency CMBS at September 30, 2016 by issuance year, excluding amounts guaranteed by U.S. government agencies. Non-agency RMBS and non-agency CMBS were 0.5% and 3.4% of total investable assets managed by Arch, respectively.

Issuance Year	Amortized Cost	Average Credit Quality	Estimated Fair Value
2004-2008	$59,493	CC-	$65,431
2009	444	AA	452
2010	1,063	NR	1,281
2014	1,642	NR	1,626
2015	3,168	D	3,160
2016	6,098	C-	6,125
Total RMBS	$71,908	C+	$78,075

2002-2008	27,012	A-	27,141
2009	531	A-	531
2010	8,276	AAA	8,492
2011	431	AAA	432
2012	34,898	AAA	35,385
2013	83,486	AA	85,987
2014	121,901	AA+	124,030
2015	111,950	AA+	113,347
2016	156,293	AA+	157,404
Total CMBS	$544,778	AA+	$552,749

	Non-Agency	Non-Agency
Additional Statistics:	RMBS	CMBS (1)
Weighted average loan age (months)	112	32
Weighted average life (months) (2)	41	80
Weighted average loan-to-value % (3)	57.5%	54.1%
Total delinquencies (4)	16.4%	0.7%
Current credit support % (5)	3.8%	36.6%

(1)	Loans defeased with government/agency obligations were not material to the collateral underlying our CMBS holdings.

(2)
The weighted average life for RMBS is based on the interest rates in effect at September 30, 2016. The weighted average life for CMBS reflects the average life of the collateral underlying our CMBS holdings.

(3)	The range of loan-to-values is 16% to 93% on RMBS and 3% to 266% on CMBS.

(4)	Total delinquencies includes 60 days and over.

(5)	Current credit support percentage represents the percentage for a collateralized mortgage obligation (“CMO”) or CMBS class/tranche from other subordinate classes in the same CMO or CMBS deal.

The following table provides information on our asset backed securities (“ABS”) at September 30, 2016. ABS were 7.7% of total investable assets managed by Arch, respectively.

		Weighted Average
Sector	Amortized Cost	Credit Quality	Credit Support	Estimated Fair Value
Credit cards	$650,579	AAA	19%	$657,109
Autos	256,996	AAA	27%	258,244
Loans	140,373	A-	8%	140,631
Equipment	105,975	AA-	2%	105,786
Other (1)	77,851	A-	20%	79,399
Total ABS (2)	$1,231,774	AA+		$1,241,169

(1)	Including rate reduction bonds, commodities, home equity, U.K. securitized and other.

(2)	The effective duration of the total ABS was 2.1 years at September 30, 2016.
At September 30, 2016, our fixed income portfolio included $40.3 million par value in sub-prime securities with a fair value of $30.9 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.” At December 31, 2015, our fixed income portfolio included $45.5 million par value in sub-prime securities with a fair value of $35.9 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.” Such amounts were primarily in the home equity sector of our ABS, with the balance in other ABS, RMBS and CMBS sectors. We define sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.

The following table provides information on the fair value of our Eurozone investments at September 30, 2016:

Country (1)	Sovereign (2)	Corporate Bonds	Other (3)	Total
Netherlands	$106,241	$149,864	$12,131	$268,236
Germany	74,122	39,040	32,977	146,139
France	15,198	42,819	18,307	76,324
Luxembourg	—	24,728	6,783	31,511
Belgium	6,965	8,683	—	15,648
Supranational (4)	8,875	—	—	8,875
Finland	—	—	6,541	6,541
Spain	—	—	6,502	6,502
Ireland	—	1,538	4,042	5,580
Italy	—	—	2,776	2,776
Austria	—	902	—	902
Greece	366	—	—	366
Total	$211,767	$267,574	$90,059	$569,400

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at September 30, 2016.

(2)	Includes securities issued and/or guaranteed by Eurozone governments.

(3)	Includes bank loans, equities and other.

(4)	Includes World Bank, European Investment Bank, International Finance Corp. and European Bank for Reconstruction and Development.
At September 30, 2016, our equity portfolio included $560.9 million of equity securities, compared to $630.0 million at December 31, 2015. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors.
The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2016
0-10%	$148,265	$(3,667)	55.6
10-20%	15,999	(2,201)	33.4
20-30%	2,908	(729)	11.1
Total	$167,172	$(6,597)	100.0

December 31, 2015
0-10%	$176,451	$(5,926)	33.3
10-20%	39,728	(6,528)	36.7
20-30%	13,700	(4,164)	23.4
Greater than 30%	2,396	(1,178)	6.6
Total	$232,275	$(17,796)	100.0
On a quarterly basis, we evaluate the unrealized losses of our equity securities by issuer and forecast a reasonable period of time by which the fair value of the securities would increase and we would recover the cost basis. All of the unrealized losses on equity securities were on holdings which have been in a continual unrealized loss position for less than 12 months at September 30, 2016. We believe that a reasonable period of time exists to allow for recovery of the cost basis of our equity securities that are in an unrealized loss position at September 30, 2016.
The following table summarizes our other investments:

	September 30, 2016	December 31, 2015
Available for sale:
Asian and emerging markets	$88,731	$206,861
Investment grade fixed income	34,536	31,370
Credit related funds	6,478	22,512
Other	38,498	39,733
Total available for sale	168,243	300,476
Fair value option:
Term loan investments (par value: $367,880 and $356,096)	382,197	345,855
Mezzanine debt funds	122,528	121,589
Credit related funds	219,161	219,049
Investment grade fixed income	73,264	63,053
Asian and emerging markets	142,298	34,761
Other (1)	126,405	124,502
Total fair value option	1,065,853	908,809
Total	$1,234,096	$1,209,285

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
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
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 7, “Fair Value,” of the notes accompanying our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015 segregated by level in the fair value hierarchy.

•	Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.

The following table summarizes investable assets in the ‘other’ segment:

	September 30, 2016	December 31, 2015
Cash	$67,032	$108,550
Investments accounted for using the fair value option:
Term loan investments (par value: $784,650 and $841,047)	724,510	762,162
Fixed maturities	759,176	569,022
Short-term investments	388,125	285,923
Equity securities	532	—
Total investments accounted for using the fair value option	1,872,343	1,617,107
Securities sold but not yet purchased	(52,195)	(30,583)
Securities transactions entered into but not settled at the balance sheet date	(50,169)	1,033
Total investable assets included in ‘other’ segment	$1,837,011	$1,696,107
Premiums Receivable and Reinsurance Recoverables
At September 30, 2016, 85.7% of premiums receivable of $1.18 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.8% of the total. At December 31, 2015, 80.8% of premiums receivable of $983.4 million represented amounts not yet due, while amounts in excess of 90 days overdue were 5.3% of the total. Our reserves for doubtful accounts were approximately $19.6 million at September 30, 2016, compared to $15.7 million at December 31, 2015.
At September 30, 2016 and December 31, 2015, approximately 73.6% and 77.9% of reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) of $2.08 billion and $1.87 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 26.4% and 22.1%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at September 30, 2016 and December 31, 2015. The largest reinsurance recoverables from any one carrier was approximately 2.8% and 3.4%, respectively, of total shareholders’ equity available to Arch.
Approximately 7.4% of the $26.5 million of paid losses and loss adjustment expenses recoverable at September 30, 2016 were more than 90 days overdue, compared to 3.9% of the $38.5 million of paid losses and loss adjustment expenses recoverable at December 31, 2015. No collection issues were indicated on the amount in excess of 90 days overdue at September 30, 2016.

The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Premiums written:
Direct	$841,119	$786,248	$2,539,073	$2,357,677
Assumed	437,646	402,944	1,507,594	1,372,746
Ceded	(264,487)	(217,220)	(887,591)	(747,876)
Net	$1,014,278	$971,972	$3,159,076	$2,982,547

Premiums earned:
Direct	$807,656	$762,794	$2,382,784	$2,243,848
Assumed	413,960	403,982	1,308,349	1,229,487
Ceded	(263,213)	(230,093)	(775,166)	(682,950)
Net	$958,403	$936,683	$2,915,967	$2,790,385

Losses and LAE:
Direct	$490,420	$482,150	$1,471,472	$1,375,958
Assumed	172,490	177,614	630,271	551,262
Ceded	(138,727)	(128,023)	(470,019)	(382,337)
Net	$524,183	$531,741	$1,631,724	$1,544,883
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

At September 30, 2016 and December 31, 2015, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2016	December 31, 2015
Insurance segment:
Case reserves	$1,397,207	$1,434,986
IBNR reserves	3,206,127	3,080,122
Total net reserves	4,603,334	4,515,108
Reinsurance segment:
Case reserves	764,469	699,860
Additional case reserves	105,339	99,343
IBNR reserves	1,548,053	1,593,186
Total net reserves	2,417,861	2,392,389
Mortgage segment:
Case reserves	67,430	86,278
IBNR reserves	34,242	23,211
Total net reserves	101,672	109,489
Other segment:
Case reserves	105,412	64,875
Additional case reserves	9,731	5,199
IBNR reserves	322,410	209,353
Total net reserves	437,553	279,427
Total:
Case reserves	2,334,518	2,285,999
Additional case reserves	115,070	104,542
IBNR reserves	5,110,832	4,905,872
Total net reserves	$7,560,420	$7,296,413
At September 30, 2016 and December 31, 2015, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2016	December 31, 2015
Insurance segment:
Professional lines (1)	$1,331,600	$1,346,882
Construction and national accounts	945,681	876,278
Excess and surplus casualty (2)	688,607	682,286
Programs	672,369	687,405
Property, energy, marine and aviation	301,002	330,104
Travel, accident and health	73,268	64,537
Lenders products	43,782	44,273
Other (3)	547,025	483,343
Total net reserves	$4,603,334	$4,515,108

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

At September 30, 2016 and December 31, 2015, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2016	December 31, 2015
Reinsurance segment:
Casualty (1)	$1,384,459	$1,386,084
Other specialty (2)	445,370	420,865
Property excluding property catastrophe (3)	306,337	301,757
Marine and aviation	145,702	137,969
Property catastrophe	77,617	94,991
Other (4)	58,376	50,723
Total net reserves	$2,417,861	$2,392,389

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.
Mortgage Operations Supplemental Information
Arch MI U.S. generated $8.75 billion of new insurance written (“NIW”) during the 2016 third quarter, of which approximately 79% was from banks and other non-credit union mortgage originators. NIW represents the original principal balance of all loans that received coverage during the period.
The following tables provide details on the NIW generated by Arch MI U.S. for the last two quarters by credit quality and loan-to-value (“LTV”):

(U.S. Dollars in millions)	Three Months Ended
	September 30, 2016		June 30, 2016
	Amount	%	Amount	%
Total new insurance written (NIW)	$8,753		$6,420

Total NIW by credit quality (FICO score):
>=740	$5,187	59.3	$3,950	61.5
680-739	3,074	35.1	2,162	33.7
620-679	492	5.6	307	4.8
<620	—	—	1	—
Total	$8,753	100.0	$6,420	100.0

Total NIW by LTV:
95.01% and above	$507	5.8	$551	8.6
90.01% to 95.00%	4,261	48.7	2,983	46.5
85.01% to 90.00%	2,883	32.9	2,078	32.4
85.01% and below	1,102	12.6	808	12.6
Total	$8,753	100.0	$6,420	100.0

Total NIW purchase vs. refinance:
Purchase	$7,264	83.0	$5,309	82.7
Refinance	1,489	17.0	1,111	17.3
Total	$8,753	100.0	$6,420	100.0

The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at the end of the last two quarters:

(U.S. Dollars in millions)	September 30, 2016		June 30, 2016
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. mortgage insurance	$40,258	34.7	$33,367	30.7
Mortgage reinsurance	22,071	19.0	22,242	20.5
Other (3)	53,826	46.3	52,926	48.8
Total	$116,155	100.0	$108,535	100.0

Risk In Force (RIF) (2):
U.S. mortgage insurance	$10,168	68.6	$8,396	64.8
Mortgage reinsurance	2,557	17.2	2,567	19.8
Other (3)	2,104	14.2	1,993	15.4
Total	$14,829	100.0	$12,956	100.0

Ending number of policies in force	199,661		172,666

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

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
The following tables provide supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to RIF at the end of the last two quarters:

(U.S. Dollars in millions)	September 30, 2016		June 30, 2016
	Amount	%	Amount	%
Total RIF by credit quality (FICO):
>=740	$5,817	57.2	$4,766	56.8
680-739	3,425	33.7	2,779	33.1
620-679	834	8.2	753	9.0
<620	92	0.9	98	1.2
Total	$10,168	100.0	$8,396	100.0
Weighted average FICO score	742		741

Total RIF by LTV:
95.01% and above	$1,221	12.0	$1,135	13.5
90.01% to 95.00%	5,430	53.4	4,379	52.2
85.01% to 90.00%	2,982	29.3	2,438	29.0
85.00% and below	535	5.3	444	5.3
Total	$10,168	100.0	$8,396	100.0
Weighted average LTV	92.9%		92.9%

(U.S. Dollars in millions)	September 30, 2016		June 30, 2016
	Amount	%	Amount	%
Total RIF by State:
California	$865	8.5	$727	8.7
Wisconsin	661	6.5	620	7.4
Texas	583	5.7	469	5.6
Florida	544	5.4	422	5.0
Massachusetts	434	4.3	330	3.9
Minnesota	388	3.8	351	4.2
Virginia	377	3.7	300	3.6
Illinois	348	3.4	279	3.3
Ohio	312	3.1	260	3.1
Washington	302	3.0	279	3.3
Others	5,354	52.7	4,359	51.9
Total	$10,168	100.0	$8,396	100.0

Coverage ratio (1)	25.3%		25.2%
Analysts’ persistency (2)	75.4%		75.6%
Risk-to-capital ratio (3)	15.4:1		12.4:1

(1)	Represents the end of period RIF divided by end of period IIF.

(2)	Represents the percentage of IIF at the beginning of a 12-month period that remained in force at the end of the period.

(3)	Represents total current (non-delinquent) RIF, net of reinsurance, divided by total statutory capital. Ratio calculated for Arch MI U.S. only (estimate for September 30, 2016).
The following table provides supplemental disclosures for our mortgage segment’s U.S. mortgage insurance operations related to insured loans and loss metrics for the last two quarters:

(U.S. Dollars in thousands, except loan count)	Three Months Ended
	September 30, 2016	June 30, 2016
Roll-forward of insured loans in default:
Beginning delinquent number of loans	2,245	2,325
New notices	1,251	1,033
Cures	(925)	(919)
Paid claims	(151)	(193)
Delinquent rescissions and denials	3	(1)
Ending delinquent number of loans	2,423	2,245

Ending percentage of loans in default	1.2%	1.3%

Losses:
Number of claims paid	151	193
Total paid claims	$5,513	$7,744
Average per claim	$36.5	$40.1
Severity (1)	90.4%	94.8%
Average reserve per default (in thousands)	$25.2	$27.8

(1)	Represents total paid claims divided by RIF of loans for which claims were paid.
Shareholders’ Equity and Book Value per Common Share
Total shareholders’ equity available to Arch was $7.35 billion at September 30, 2016, compared to $6.20 billion at December 31, 2015. The increase was primarily attributable to net income, reflecting contributions from both underwriting and investing activities.

The following table presents the calculation of book value per common share:

(U.S. dollars in thousands, except share data)	September 30, 2016	December 31, 2015
Total shareholders’ equity available to Arch	$7,352,322	$6,204,881
Less preferred shareholders’ equity	775,000	325,000
Common shareholders’ equity available to Arch	$6,577,322	$5,879,881
Common shares outstanding, net of treasury shares (1)	122,675,197	122,627,783
Book value per common share	$53.62	$47.95

(1)	Excludes the effects of 7,018,749 and 7,482,462 stock options and 404,754 and 413,364 restricted stock units outstanding at September 30, 2016 and December 31, 2015, respectively.
Liquidity and Capital Resources
We have not included Watford Re in the following section as we do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
ACGL is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, ACGL depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to the non-cumulative preferred shares and common shares. ACGL’s readily available cash, short-term investments and marketable securities, excluding amounts held by our regulated insurance and reinsurance subsidiaries, totaled $438.9 million at September 30, 2016, compared to $6.9 million at December 31, 2015. For the nine months ended September 30, 2016, ACGL received dividends of $142.0 million from Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer.
The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Arch Re Bermuda is required to maintain statutory capital (i.e., the amount by which the value of its statutory assets exceed its statutory liabilities) equal to or in excess of its minimum solvency margin equal to the greatest of (1) $100.0 million, (2) 50% of net premiums written (being gross premiums written less any premiums ceded by Arch Re Bermuda, but Arch Re Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), (3) 15% of net aggregated losses and loss expense provisions and other insurance reserves and (4) 25% of its enhanced capital requirement (“ECR”) as reported at the end of the relevant year. Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with its ECR, minimum solvency margin or minimum liquidity ratio. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority (“BMA”) an affidavit stating that it will continue to meet the required margins. In addition, Arch Re Bermuda is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements. As a Class 4 insurer, Arch Re Bermuda is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its ECR which is established by reference to either the BSCR model (“BSCR”) or an approved internal capital model. At December 31, 2015, as determined under Bermuda law, Arch Re Bermuda had statutory capital of $2.45 billion ($2.40 billion at December 31, 2014) and statutory capital and surplus of $5.43 billion ($5.42 billion at December 31, 2014), which amounts were in compliance with Arch Re Bermuda’s ECR at such date. Such amounts include ownership interests in U.S. insurance and reinsurance subsidiaries. Accordingly, Arch Re Bermuda can pay approximately $1.22 billion to ACGL during the remainder of 2016 without providing an affidavit to the BMA, as discussed above. Under BMA guidelines, the value of the assets of our insurance group (i.e., the group of companies that conducts exclusively, or mainly, insurance business) must exceed the amount of the group’s liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. We were in compliance with the Group MSM at December 31, 2015.
Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a subsidiary of ACGL. For the nine months ended September 30, 2016, Arch-U.S. received dividends of $25 million from Arch Re U.S. Arch Re U.S. can declare a maximum of approximately $95 million of dividends during the remainder of 2016 subject to the approval of the Commissioner of the Delaware Department of Insurance (“Commissioner”). In addition, with respect to dividends in excess of the $95 million (extraordinary dividend), no payment can be made until (1) 30 days after the Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment; or (2) the Commissioner shall have approved the payment within the 30-day period. Delaware insurance laws also require that the statutory surplus of Arch Re U.S. following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs.
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
The amount of assets required to satisfy the revised financial requirements of the PMIERs at any point in time will be affected by many factors, including macro-economic conditions, the size and composition of Arch MI U.S.’s mortgage insurance portfolio at the point in time, and the amount of risk ceded to reinsurers that may be deducted by Arch MI U.S. in its calculation of “minimum required assets.” Arch MI U.S. satisfied the PMIERs’ financial requirements as of September 30, 2016. Under the PMIERs, Arch MI U.S. is deemed to be a “newly-approved insurer.” As a result of this status, until January 2017, Arch MI U.S. is subject to additional PMIER requirements, including that Arch MI U.S. is prohibited from paying dividends to affiliates or making any investment, contribution or loan to any affiliate.
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
Our insurance and reinsurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At September 30, 2016 and December 31, 2015, such amounts approximated $5.65 billion and $5.20 billion, respectively, excluding amounts related to the ‘other’ segment.
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

	Nine Months Ended
	September 30,
	2016	2015
Total cash provided by (used for):
Operating activities	$831,086	$606,607
Investing activities	(1,131,150)	(146,219)
Financing activities	372,393	(402,406)
Effects of exchange rate changes on foreign currency cash	(5,322)	(7,773)
Increase (decrease) in cash	$67,007	$50,209
•Cash provided by operating activities for the nine months ended September 30, 2016 was higher than in the 2015 period, primarily reflecting a higher level of premiums collected. The 2015 period also reflected a higher level of outflows related to the Company’s mortgage operations.
•Cash used for investing activities for the nine months ended September 30, 2016 was higher than in the 2015 period. Activity for the 2016 period reflected higher net purchases of investments than in the 2015 period, reflecting the investment of operating cash flows and proceeds from our preferred share offering. Cash flows also reflect a lower level of repurchases under our share repurchase program in the 2016 period than in the 2015 period.
•Cash provided by financing activities for the nine months ended September 30, 2016 was higher than in the 2015 period, primarily reflecting the issuance of preferred shares in September 2016 ($434.9 million of net proceeds) and a lower level of repurchases under our share repurchase program in the 2016 period. We repurchased $75.3 million of our common shares in the 2016 period, compared to $365.4 million in the 2015 period.
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
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in ventures such as Watford Re and others may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $1.34 billion at September 30, 2016 .
At September 30, 2016, our investable assets were $16.04 billion (excluding the $1.84 billion of investable assets related to the ‘other’ segment). The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities.
Changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world.

In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of September 30, 2016 included $211.8 million of securities issued and/or guaranteed by Eurozone governments at fair value, $3.01 billion of obligations of the U.S. government and government agencies at fair value and $1.89 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” of our 2015 Form 10-K for a discussion of other risks relating to our business and investment portfolio.
On August 15, 2016, we entered into a Stock Purchase Agreement with AIG pursuant to which, upon the terms and subject to the conditions thereof, ACGL agreed to purchase from AIG all of the issued and outstanding shares of capital stock of UGC. As consideration in the UGC Acquisition, ACGL will pay to AIG aggregate consideration of approximately $3.43 billion (using the ACGL closing share price as of October 27, 2016), consisting of the following: (i) cash consideration of approximately $2.20 billion; (ii) a number of shares of ACGL’s convertible non-voting common-equivalent preference shares which are subject to a formula and a collar and an estimated fair value (using the ACGL closing share price as of October 27, 2016 of $77.03 per share) of approximately $983.1 million, subject to adjustment and subject to certain restrictions on transfer within the first 18 months; and (iii) an additional amount (or if such amount is negative $0) in cash equal to $250.0 million less the Company Dividend Amount (as defined below), if any, less the value of Perpetual Preferred Shares (as defined below) issued to AIG, if any. The Stock Purchase Agreement entitles AIG to take dividends or other distributions from UGC in an amount not to exceed $250.0 million between the signing of the Stock Purchase Agreement and the closing date of the UGC Acquisition. If such event does not occur, ACGL will pay an additional amount in cash equal to $250 million, less the value of certain depositary shares issued to AIG, if any.
The closing of the UGC Acquisition is targeted to occur late in the 2016 fourth quarter. The Stock Purchase Agreement may be terminated under certain circumstances, including: (i) the parties’ mutual agreement; (ii) by either ACGL or AIG, if the closing has not occurred on or before March 31, 2017, subject to an extension at the request of either party of up to three months for the receipt of certain approvals (such date, as may be extended, the “Outside Date”); (iii) by either ACGL or AIG, in the event of the issuance of a final, non-appealable governmental order restraining or prohibiting the consummation of the transaction contemplated by the Stock Purchase Agreement or in the event that any law has been enacted, promulgated or issued by any governmental authority that restrains, enjoins or prohibits the transaction contemplated by the Stock Purchase Agreement or that would render the consummation of such transaction illegal; or (iv) the non-terminating party’s material uncured breach of the Stock Purchase Agreement. In the event that either ACGL or

AIG terminates the Stock Purchase Agreement due to a failure to obtain the necessary regulatory approvals on or before the Outside Date and specified ACGL conditions to closing are otherwise satisfied, ACGL will pay a termination fee of $150.0 million to AIG.
On September 29, 2016, ACGL completed a $450.0 million underwritten public offering of 18.0 million depositary shares (the “Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 5.25% Non-Cumulative Preferred Shares, Series E, have a $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Depositary Share) (the “Series E Preferred Shares”). Each Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series E Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights). Except in specified circumstances relating to certain tax or corporate events, the Series E Preferred Shares are not redeemable prior to September 29, 2021. We intend to use the net proceeds from the offering of $434.9 million to fund a portion of the UGC Acquisition, to pay related costs and expenses and for general corporate purposes.
On October 26, 2016, ACGL and certain of its subsidiaries amended the existing Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $350.0 million secured facility for letters of credit and $500.0 million unsecured facility for revolving loans and letters of credit.  Obligations of each borrower under the secured facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. ACGL has a one-time option to convert any or all outstanding revolving loans of ACGL and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be reborrowed. Arch-U.S. guarantees the obligations of ACGL, and ACGL guarantees the obligations of Arch-U.S.
Commitments under the Amended Credit Agreement will expire on October 26, 2021, and all loans then outstanding under the Amended Credit Agreement must be repaid. Letters of credit issued under the Amended Credit Agreement will not have an expiration date later than October 26, 2022. The Amended Credit Agreement contains customary representations and warranties, conditions to credit extensions, affirmative and negative covenants, and events of default.
In connection with the UGC Acquisition, we entered into the Bridge Credit Agreement, which provides for commitments by the lenders thereunder to provide up to $1.375 billion of term loans (the “Bridge Loans”) to fund a portion of the cash consideration portion required in the UGC Acquisition and to pay related fees and expenses. The Bridge Loans, if funded, will mature on the date that is 364 days after funding.
The Bridge Credit Agreement contains financial covenants that require ACGL to maintain a minimum consolidated tangible net worth and a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth. The Bridge Credit Agreement also includes customary affirmative covenants, negative covenants and events of default. These provisions are generally consistent with those in ACGL’s existing revolving credit agreement.
Arch-U.S. will provide a guaranty of the obligations under the Bridge Credit Agreement. ACGL has the ability under the Bridge Loan Agreement to designate one of its subsidiaries to be the borrower pursuant to the terms thereof. In such case, ACGL would guarantee the obligations of the subsidiary borrower.
Commitments under the Bridge Credit Agreement (or, to the extent funded, Bridge Loans) will be subject to mandatory reduction (or, in the case of Bridge Loans, mandatory prepayment), by an amount equal to the net cash proceeds of certain debt incurrences, equity issuances and asset sales. The outstanding commitments under the Bridge Credit Agreement were $938.5 million at September 30, 2016, reflecting the preferred offering discussed above.
To provide funding for the $2.20 billion cash consideration portion of the UGC Acquisition, we expect to sell certain investments, use the net proceeds from the September 2016 preferred share offering and utilize the unsecured revolving loan facility under the Amended Credit Agreement. In addition, we anticipate that we raise additional capital before closing, further reducing the need to use the Bridge Credit Agreement. We can provide no assurance that we will be able to obtain the required funds through financing and may be required to utilize the Bridge Credit Agreement.
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
We expect that our liquidity needs, excluding the UGC Acquisition noted above, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.

In addition, we monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests performed by statutory agencies in the U.S. and other key markets; and (3) our non-U.S. operating companies are required to post letters of credit and other forms of collateral that are necessary for them to operate as they are “non-admitted” under U.S. state insurance regulations.
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
The board of directors of ACGL has authorized the investment in ACGL’s common shares through a share repurchase program. Since the inception of the share repurchase program through September 30, 2016, ACGL has repurchased 125.2 million common shares for an aggregate purchase price of $3.68 billion. At September 30, 2016, approximately $446.5 million of share repurchases were available under the program. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
At September 30, 2016, total capital available to Arch of $8.24 billion consisted of $791.4 million of senior notes, representing 9.6% of the total, $100.0 million of revolving credit agreement borrowings due in June 2019, representing 1.2% of the total, $775.0 million of preferred shares, representing 9.4% of the total, and common shareholders’ equity of $6.58 billion, representing 79.8% of the total. At December 31, 2015, total capital available to Arch of $7.10 billion consisted of $791.3 million of senior notes, representing 11.2% of the total, $100.0 million of revolving credit agreement borrowings, representing 1.4% of the total, $325.0 million of preferred shares, representing 4.6% of the total, and common shareholders’ equity of $5.88 billion, representing 82.9% of the total.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Form 10-K, as updated in “Liquidity and Capital Resources” to reflect our Amended Credit Agreement and the UGC Acquisition and related Bridge Loan Facility.
Market Sensitive Instruments and Risk Management
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2016. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford Re in the following analyses as we do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at September 30, 2016 that affect the quantitative and qualitative disclosures presented in our 2015 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Sep. 30, 2016
Total fair value	$15.44	$15.21	$14.97	$14.71	$14.47
Change from base	3.15%	1.60%		(1.74)%	(3.36)%
Change in unrealized value	$0.47	$0.24		$(0.26)	$(0.50)

Dec. 31, 2015
Total fair value	$14.04	$13.80	$13.57	$13.34	$13.12
Change from base	3.44%	1.70%		(1.69)%	(3.32)%
Change in unrealized value	$0.47	$0.23		$(0.23)	$(0.45)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

(U.S. dollars in billions)	Credit Spread Shift in Basis Points
	-100	-50	—	+50	+100
Sep. 30, 2016
Total fair value	$15.33	$15.15	$14.97	$14.79	$14.61
Change from base	2.39%	1.20%		(1.20)%	(2.39)%
Change in unrealized value	$0.36	$0.18		$(0.18)	$(0.36)

Dec. 31, 2015
Total fair value	$13.97	$13.77	$13.57	$13.37	$13.17
Change from base	2.97%	1.48%		(1.48)%	(2.97)%
Change in unrealized value	$0.40	$0.20		$(0.20)	$(0.40)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2016, our portfolio’s VaR was estimated to be 3.34%, or $500.0 million, compared to an estimated 3.01%, or $408.5 million, at December 31, 2015.

•	Certain Other Investments and Equity Securities
Our investment portfolio includes certain other investments which do not invest in fixed income securities along with equity holdings. At September 30, 2016 and December 31, 2015, the fair value of such investments totaled $560.9 million and $630.0 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $56.1 million and $63.0 million at September 30, 2016 and December 31, 2015, respectively, and would have decreased book value per common share by approximately $0.46 and $0.51, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $56.1 million and $63.0 million at September 30, 2016 and December 31, 2015, respectively, and would have increased book value per common share by approximately $0.46 and $0.51, respectively.

•	Investment-Related Derivatives
At September 30, 2016, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.29 billion, compared to $2.81 billion at December 31, 2015. If the underlying exposure of each investment-related derivative held at September 30, 2016 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $22.9 million, and a decrease in book value per common share of approximately $0.19 per share, compared to $28.1 million and $0.23 per share, respectively, on investment-related derivatives held at December 31, 2015. If the underlying exposure of each investment-related derivative held at September 30, 2016 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $22.9 million, and an increase in book value per common share of approximately $0.19 per share, compared to $28.1 million and $0.23 per share, respectively, on investment-related derivatives held at December 31, 2015. See note 8, “Derivative Instruments,” of the notes accompanying our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2016	December 31, 2015
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$8,599	$(163,199)
Shareholders’ equity denominated in foreign currencies (1)	304,536	328,133
Net foreign currency forward contracts outstanding (2)	21,254	(97,658)
Net exposures denominated in foreign currencies	$334,389	$67,276

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(33,439)	$(6,728)
Book value per common share	$(0.27)	$(0.05)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$33,439	$6,728
Book value per common share	$0.27	$0.05

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.

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
Other Financial Information
The consolidated financial statements as of September 30, 2016 and for the three month and nine month periods ended September 30, 2016 and 2015 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2016, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

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
Risks Relating to Our Company
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
The proposed UGC Acquisition, as well as any future acquisitions, growth of our operations through the addition of new lines of insurance or reinsurance business through our existing subsidiaries or through the formation of new subsidiaries, expansion into new geographic regions and/or joint ventures or partnerships may expose us to risks.
We may in the future make acquisitions either of other companies or selected blocks of business, expand our business lines or enter into joint ventures. The proposed UGC Acquisition, as well as any future acquisitions, may expose us to challenges and risks, including: integrating financial and operational reporting systems and establishing satisfactory budgetary and other financial controls; funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; obtaining management personnel required for expanded operations; obtaining necessary regulatory permissions; the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected; the assets and liabilities we may acquire may be subject to foreign currency exchange rate fluctuation; and financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
Our failure to manage successfully these operational challenges and risks may impact our results of operations. In addition, if the reserves established by us, as they relate to any acquired book of business, prove to be inadequate, then subject to whatever recourse we may have against the seller or reinsurers, we may be responsible for adverse development in such reserves.
We may fail to realize the growth prospects and other benefits anticipated as a result of the UGC Acquisition.
The success of the UGC Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from acquiring United Guaranty. We may never realize these business opportunities and growth prospects. Integrating United Guaranty will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations.

We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the acquired operations or take writeoffs or impairment charges and may be subject to unanticipated or unknown liabilities relating to United Guaranty. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities. It is possible that, following the closing of the UGC Acquisition, we may determine to reduce certain types of businesses that United Guaranty currently writes, which may result in lower revenues for the combined Arch MI U.S. and United Guaranty businesses following the UGC Acquisition. If any of these factors limit our ability to integrate United Guaranty successfully or on a timely basis, the expectations of future results of operations following the UGC Acquisition might not be met.
In addition, Arch MI U.S. and United Guaranty have operated and, until the completion of the UGC Acquisition, will continue to operate separately. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the UGC Acquisition and could harm our financial performance.
We will incur significant transaction and acquisition‑related integration costs in connection with the UGC Acquisition.
We are currently developing a plan to integrate United Guaranty after the completion of the UGC Acquisition. Although we anticipate achieving synergies in connection with the UGC Acquisition, we also expect to incur costs to implement such cost savings measures. We cannot identify the timing, nature and amount of all such charges as of the date of this filing. The significant transaction costs and acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of United Guaranty, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or time frame or at all. Investors should not place undue reliance on the anticipated benefits of the UGC Acquisition in making their investment decision.
We will be subject to business uncertainties while the UGC Acquisition is pending that could adversely affect our current and anticipated business.
Uncertainty about the effect of the UGC Acquisition on employees and customers may have an adverse effect on us. Although we intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the UGC Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with us to seek to change existing business relationships. Employee retention could be reduced while the UGC Acquisition is pending, as employees may experience uncertainty about their future roles. If, despite our retention efforts, key employees depart because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with us, our business could be harmed.
If we are unable to continue to implement our U.S. mortgage insurance growth strategy through the UGC Acquisition or otherwise, our financial results could be adversely affected.
On January 30, 2014, our U.S.-based subsidiaries completed the acquisition of CMG Mortgage Insurance Company (renamed Arch MI U.S.). Prior to the acquisition, CMG Mortgage Insurance Company had been a GSE-approved mortgage insurance company limited to only credit union customers. Our growth strategy, which we are now in the third year of implementing, is to broaden Arch MI U.S.’s customer base to national and regional banks and other mortgage lenders, while maintaining and increasing Arch MI U.S.’s share of the mortgage insurance credit union market. The failure to consummate the UGC Acquisition may adversely affect our ability to implement our growth strategy in the mortgage insurance industry. The ultimate success of our strategy will depend upon, among other factors, our ability to: continue to maintain and develop business relationships with national and regional banks and other mortgage lenders, particularly the large lenders that originate a significant majority of low down payment mortgages in the U.S., and obtain their approvals as an authorized mortgage insurance provider; continue to develop and implement necessary e‑commerce connectivity with new customers’ mortgage origination systems; maintain and expand business relationships with existing credit union customers; and retain and attract a capable workforce at Arch MI U.S. necessary to implement our U.S. mortgage insurance strategy.
Because of these factors, economic conditions and competitive dynamics, the extent to which we will be successful implementing our U.S. mortgage insurance strategy is uncertain. If we are unable to continue to attract new, and retain existing, customers and process business efficiently and reliably, our results of operations and financial condition could be adversely affected.

We cannot assure you that the proposed UGC Acquisition will be completed. Failure to close the UGC Acquisition could adversely affect us.
There are a number of risks and uncertainties relating to the UGC Acquisition. For example, the UGC Acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated. There can be no assurance that the conditions to closing of the UGC Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the UGC Acquisition. Our ability to consummate the UGC Acquisition is subject to various closing conditions, many of which are beyond our control. In the event that the UGC Acquisition does not occur because of an inability to obtain required regulatory approvals, under certain circumstances we will be required under the Stock Purchase Agreement to pay AIG a termination fee equal to $150 million.
The UGC Acquisition is subject to receipt of consent or approval from governmental authorities that could delay or prevent the completion of the UGC Acquisition or that could cause the abandonment of the UGC Acquisition.
To complete the UGC Acquisition, we need to obtain approvals or consents from, and make filings with, certain applicable governmental authorities. While we believe that we will receive all required approvals for the UGC Acquisition, there can be no assurance as to the receipt or timing of receipt of these approvals. A substantial delay in obtaining any required authorizations, approvals or consents, or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents, could prevent the completion of the UGC Acquisition or have an adverse effect on the anticipated benefits of the UGC Acquisition, thereby adversely impacting our business, financial condition or results of operations.
The proposed UGC Acquisition may expose us to unknown liabilities.
Because we have agreed to acquire all the outstanding equity interests of United Guaranty, our acquisition will generally be subject to all of United Guaranty’s liabilities. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about United Guaranty that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of our common shares for the 2016 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2016 - 7/31/2016	8,138	$70.88	—	$446,501
8/1/2016 - 8/31/2016	26,316	79.50	—	$446,501
9/1/2016 - 9/30/2016	6,119	81.69	—	$446,501
Total	40,573	$78.10	—	$446,501

(1)
Represents repurchases by ACGL of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

(2)
Remaining amount available at September 30, 2016 under ACGL’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2016 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of August 15, 2016, between Arch Capital Group Ltd. and AIG International Group, Inc. (b)
4.1	Certificate of Designations of 5.25% Non-Cumulative Preferred Shares, Series E, of Arch Capital Group Ltd. (c)
4.2	Form of share certificate evidencing 5.25% Non-Cumulative Preferred Shares, Series E (c)
4.3
Deposit Agreement, dated September 29, 2016, between Arch Capital Group Ltd. and American Stock Transfer & Trust Company, LLC, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts (c)

4.4	Form of depositary receipt (c)
10.1	Form of Investor Rights Agreement between Arch Capital Group Ltd. and AIG International Group, Inc. (incorporated by reference to Exhibit B to the Stock Purchase Agreement filed as Exhibit 2.1) (b)
10.2	Bridge Credit Agreement, dated as of August 15, 2016, among Arch Capital Group Ltd., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the Lenders party thereto (b)
10.3
Second Amended and Restated Credit Agreement, dated as of October 26, 2016, by and among Arch Capital Group Ltd., certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto (d)

10.4
Purchase Agreement dated as of September 22, 2016 among the Company and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein (a)

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

(a)     Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on September 23, 2016, and incorporated by reference.
(b)    Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on August 15, 2016, and incorporated by reference.
(c)    Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on September 29, 2016, and incorporated by reference.
(d)    Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on October 26, 2016, and incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Constantine Iordanou
Date: November 4, 2016	Constantine Iordanou
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Mark D. Lyons
Date: November 4, 2016	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of August 15, 2016, between Arch Capital Group Ltd. and AIG International Group, Inc. (b)
4.1	Certificate of Designations of 5.25% Non-Cumulative Preferred Shares, Series E, of Arch Capital Group Ltd. (c)
4.2	Form of share certificate evidencing 5.25% Non-Cumulative Preferred Shares, Series E (c)
4.3
Deposit Agreement, dated September 29, 2016, between Arch Capital Group Ltd. and American Stock Transfer & Trust Company, LLC, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts (c)

4.4	Form of depositary receipt (c)
10.1	Form of Investor Rights Agreement between Arch Capital Group Ltd. and AIG International Group, Inc. (incorporated by reference to Exhibit B to the Stock Purchase Agreement filed as Exhibit 2.1) (b)
10.2	Bridge Credit Agreement, dated as of August 15, 2016, among Arch Capital Group Ltd., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the Lenders party thereto (b)
10.3
Second Amended and Restated Credit Agreement, dated as of October 26, 2016, by and among Arch Capital Group Ltd., certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto (d)

10.4
Purchase Agreement dated as of September 22, 2016 among the Company and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein (a)

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
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

(a)     Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on September 23, 2016, and incorporated by reference.
(b)    Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on August 15, 2016, and incorporated by reference.
(c)    Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on September 29, 2016, and incorporated by reference.
(d)    Filed as an exhibit on our Report on Form 8-K, as filed with the SEC on October 26, 2016, and incorporated by reference.

