Form 10-K
period 2017-12-31
ARCH CAPITAL GROUP LTD.
filed 2018-02-28
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended December 31, 2017	Commission File No. 001-16209
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road, Pembroke HM 08, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0033 par value per share	NASDAQ Stock Market (Common Shares)
6.75% Non-Cumulative Preferred Shares, Series C, $0.01 par value per share	New York Stock Exchange
5.25% Non-Cumulative Preferred Shares, Series E, $0.01 par value per share	NASDAQ Stock Market
5.45% Non-Cumulative Preferred Shares, Series F, $0.01 par value per share	NASDAQ Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $11.77 billion.

As of February 22, 2018, there were 131,008,360 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before May 1, 2018.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2017;

•	greater than expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;

•	severity and/or frequency of losses;

•
claims for natural or man-made catastrophic events or severe economic events in our insurance, reinsurance and mortgage businesses could cause large losses and substantial volatility in our results of operations;

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

•
statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the recently enacted Tax Cuts and Jobs Act of 2017; and

•
the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in Arch Capital Group Ltd.’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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
As used in this report, references to “we,” “us,” “our,” “Arch” or the “Company” refer to the consolidated operations of Arch Capital Group Ltd. (“Arch Capital”) and its subsidiaries. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted. We refer you to Item 1A “Risk Factors” for a discussion of risk factors relating to our business.
OUR COMPANY

General
Arch Capital, a Bermuda public limited liability company with $11.30 billion in capital at December 31, 2017, provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2017, we wrote $4.96 billion of net premiums and reported net income available to Arch common shareholders of $566.5 million. Book value per share was $60.91 at December 31, 2017, compared to $55.19 per share at December 31, 2016.
Arch Capital’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Waterloo House, Ground Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda (telephone number: (441) 278-9250). Arch Capital makes available free of charge through its website, located at www.archcapgroup.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy any materials Arch Capital files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as Arch Capital) and the address of that site is www.sec.gov.
Our History
Arch Capital was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) pursuant to an internal reorganization transaction completed in November 2000. In October 2001, Arch Capital launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million. Since that time, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance and reinsurance businesses. It is our belief that our underwriting platform, our experienced management team and our strong capital base that is unencumbered by significant pre-2002 risks have enabled us to establish a strong presence in the global insurance and reinsurance markets.
Prior to the 2001 underwriting initiative, our insurance underwriting platform consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Arch Specialty Insurance Company (“Arch Specialty”) and Arch Indemnity Insurance Company (“Arch Indemnity”). We established Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”), our United Kingdom-based subsidiary, in 2004, and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In 2013, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company, commenced operations and replaced the branch office. In 2009, we established a managing agent and syndicate 2012 (“Arch Syndicate 2012”) at Lloyd’s of London (“Lloyd’s”). See “Operations—Insurance Operations” for further details on our insurance operations.
Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. In 2008, we formed Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), our Ireland-based reinsurance company. In 2011, we launched treaty operations in Canada and in 2012 we acquired the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. In 2015, we obtained complete ownership and

ARCH CAPITAL	4	2017 FORM 10-K

effective control of Gulf Reinsurance Limited (“Gulf Re”), previously a joint venture. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as government sponsored enterprise (“GSE”) credit risk sharing transactions. Our mortgage platform was built through the acquisition of CMG Mortgage Insurance Company in 2014 (subsequently renamed Arch Mortgage Insurance Company) and further expanded through the acquisition of United Guaranty Corporation, a North Carolina corporation (“UGC”), from American International Group, Inc. (“AIG”), which closed at the end of 2016. In 2017, we completed our previously announced acquisition of AIG United Guaranty Insurance (Asia) Limited (renamed “Arch MI Asia Limited”) from AIG.
Our U.S. primary mortgage operations are leading providers of mortgage insurance products and services to the U.S. market and are also approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. In addition, our mortgage operations include the results of Arch Mortgage Insurance Designated Activity Company (“Arch MI Europe”), a leading provider of mortgage insurance products and services to the European market.
The mortgage operations also include GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage reinsurance for the U.S. and Australian markets. See “Operations—Mortgage Operations” for further details on our mortgage operations.
In 2014, we acquired approximately 11% of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford Re”). In 2017, we acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia Re”). See “Operations—Other Operations” for further details on Watford Re and Premia Re.
The board of directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. Since the inception of the share repurchase program in February 2007 through December 31, 2017, Arch Capital has repurchased 125.2 million common shares for an aggregate purchase price of $3.68 billion. At December 31, 2017, the total remaining authorization under the share repurchase program was $446.5 million.

OPERATIONS

We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). For an analysis of our underwriting results by segment, see note 5, “Segment Information,” to our our consolidated financial statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
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
Our insurance operations in Canada are conducted through Arch Insurance Canada, a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario. Our insurance operations in Europe are conducted on two platforms, Arch Insurance Company Europe and Arch Syndicate 2012 (the U.K. insurance operations are collectively referred to as “Arch Insurance Europe”). Arch Insurance Europe conducts its operations from London, England. Arch Insurance Company Europe is eligible by virtue of the U.S. Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”) as an excess and surplus lines insurer in 50 states and listed in 27 states and the District of Columbia and also has branches in Germany, Italy, Spain and Denmark. Arch Underwriting at Lloyd’s Ltd (“AUAL”) is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate

ARCH CAPITAL	5	2017 FORM 10-K

2012. Arch Syndicate 2012 provides access to Lloyd’s extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, and Arch Underwriting Managers at Lloyd’s (South Africa) (Pty) Limited, based in Johannesburg, South Africa, are Lloyd’s services companies which underwrite exclusively for Arch Syndicate 2012. Arch Underwriting Agency (Australia) Pty. Ltd. is an Australian agency which also underwrites for Arch Syndicate 2012 and third parties.
As of February 21, 2018, our insurance group had approximately 1,600 employees.
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

•
Predominantly utilize a brokerage distribution system. Our insurance group believes that by utilizing a brokerage distribution system, consisting of select international, national and regional brokers, both wholesale and retail, it can efficiently access a broad customer base while maintaining underwriting control and discipline.

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

ARCH CAPITAL	6	2017 FORM 10-K

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

•
Other: includes alternative market risks (including captive insurance programs), excess workers’ compensation and employer’s liability insurance coverages for qualified self-insured groups, associations and trusts, statutory Defense Base Act workers compensation and employers liability, and contract and commercial surety coverages, including contract bonds (payment and performance bonds) primarily for medium and large contractors and commercial surety bonds for Fortune 1000 companies and smaller transaction business programs.

Underwriting Philosophy. Our insurance group’s underwriting philosophy is to generate an underwriting profit (on both a gross and net basis) through prudent risk selection and proper pricing across all types of business. One key to this philosophy is the adherence to uniform underwriting standards across each product line that focuses on the following:

•	risk selection;

•	desired attachment point;

•	limits and retention management;

•	due diligence, including financial condition, claims history, management, and product, class and territorial exposure;

•	underwriting authority and appropriate approvals; and

•	collaborative decision making.

Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our insurance group:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Professional lines	$452,748	21	$440,149	21	$434,024	21
Programs	386,618	18	330,322	16	423,157	21
Construction and national accounts	327,648	15	328,997	16	299,463	15
Travel, accident and health	247,738	12	224,380	11	160,132	8
Excess and surplus casualty	179,511	9	214,863	10	204,856	10
Property, energy, marine and aviation	172,240	8	175,376	9	203,186	10
Lenders products	96,867	5	105,650	5	106,916	5
Other	259,070	12	252,544	12	213,937	11
Total	$2,122,440	100	$2,072,281	100	$2,045,671	100

By client location
United States	$1,744,560	82	$1,718,415	83	$1,710,918	84
Europe	185,365	9	173,423	8	187,020	9
Asia and Pacific	100,062	5	93,752	5	64,638	3
Other	92,453	4	86,691	4	83,095	4
Total	$2,122,440	100	$2,072,281	100	$2,045,671	100

By underwriting location
United States	$1,715,467	81	$1,690,208	82	$1,673,867	82
Europe	344,836	16	327,034	16	317,998	16
Other	62,137	3	55,039	3	53,806	3
Total	$2,122,440	100	$2,072,281	100	$2,045,671	100
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

ARCH CAPITAL	7	2017 FORM 10-K

underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.” For information on major brokers, see note 16, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
Risk Management and Reinsurance. In the normal course of business, our insurance group may cede a portion of its premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Reinsurance arrangements do not relieve our insurance group from its primary obligations to insureds. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our insurance subsidiaries would be liable for such defaulted amounts. Our principal insurance subsidiaries, with oversight by a group-wide reinsurance steering committee (“RSC”), are selective with regard to reinsurers, seeking to place reinsurance with only those reinsurers which meet and maintain specific standards of established criteria for financial strength. The RSC evaluates the financial viability of its reinsurers through financial analysis, research and review of rating agencies’ reports and also monitors reinsurance recoverables and collateral with unauthorized reinsurers. The financial analysis includes ongoing qualitative and quantitative assessments of reinsurers, including a review of the financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy of each reinsurer. Our insurance group will continue to evaluate its reinsurance requirements. See note 8, “Reinsurance,” to our consolidated financial statements in Item 8.
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
Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S. and Arch Re Europe. Arch Re Bermuda is a registered Class 4 insurer and long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states, the District of Columbia and Puerto Rico, the provinces of Ontario and Quebec in Canada with its principal U.S. offices in Morristown, New Jersey. Treaty operations in Canada are conducted through the Canadian branch of Arch Re U.S. (“Arch Re Canada”). Arch Re U.S. is also an admitted insurer in Guam. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. with certain executive functions conducted through Arch Re Facultative Underwriters Inc. located in Farmington, Connecticut. The property facultative reinsurance operations have offices throughout the U.S., Canada and in Europe. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices in Zurich and London.
In February 2017, Arch Underwriters (Gulf) Limited (“Arch Underwriters Gulf”) was licensed as an Insurance Manager by the Dubai Financial Services Authority. Arch Underwriters Gulf is based in the Dubai International Financial Centre and provides underwriting, administrative and support services to Arch Re Bermuda and certain employees and certain administrative support services to Gulf Re.
As of February 21, 2018, our reinsurance group had approximately 310 employees.
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

•	Maintain flexibility and respond to changing market conditions. Our reinsurance group’s organizational structure and philosophy allows it to take advantage of

ARCH CAPITAL	8	2017 FORM 10-K

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
As part of the underwriting process, our reinsurance group typically assesses a variety of factors, including:

•	adequacy of underlying rates for a specific class of business and territory;

ARCH CAPITAL	9	2017 FORM 10-K

•
the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business, together with its catastrophe exposures, and our aggregate exposures in that area;

•	historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages;

•	projections of future loss frequency and severity; and

•	the perceived financial strength of the cedent.
Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our reinsurance group:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Other specialty	$459,213	39	$348,852	33	$298,794	29
Casualty	340,429	29	305,252	29	303,093	29
Property excluding property catastrophe	243,693	21	267,548	25	280,511	27
Property catastrophe	70,155	6	75,789	7	91,620	9
Marine and aviation	32,759	3	37,790	4	50,834	5
Other	28,225	2	18,625	2	13,556	1
Total	$1,174,474	100	$1,053,856	100	$1,038,408	100

By client location
United States	$439,229	37	$448,763	43	$470,484	45
Europe	466,750	40	337,168	32	307,165	30
Asia and Pacific	86,133	7	111,821	11	94,609	9
Bermuda	89,004	8	74,347	7	80,888	8
Other	93,358	8	81,757	8	85,262	8
Total	$1,174,474	100	$1,053,856	100	$1,038,408	100

By underwriting location
Bermuda	$350,681	30	$277,625	26	$281,985	27
United States	399,379	34	432,683	41	439,190	42
Europe and other	424,414	36	343,548	33	317,233	31
Total	$1,174,474	100	$1,053,856	100	$1,038,408	100
Marketing. Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 16, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
Risk Management and Retrocession. Our reinsurance group currently purchases a combination of per event excess of loss, per risk excess of loss, proportional retrocessional agreements and other structures that are available in the market. Such arrangements reduce the effect of individual or aggregate losses on, and in certain cases may also increase the underwriting capacity of, our reinsurance group. Our reinsurance group will continue to evaluate its retrocessional requirements based on its net appetite for risk. See note 8, “Reinsurance,” to our consolidated financial statements in Item 8.
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
Mortgage Operations
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as GSE credit risk sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily provided by Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”), as well as through Arch Mortgage Guaranty Company; mortgage reinsurance by Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe provided by Arch MI Europe and in Hong Kong by Arch MI Asia Limited (“Arch MI Asia”); and various GSE credit risk-sharing products provided primarily by Arch Re Bermuda.

ARCH CAPITAL	10	2017 FORM 10-K

On January 30, 2014, we completed the acquisition of CMG Mortgage Insurance Company from its owners, PMI Mortgage Insurance Co., in Rehabilitation (“PMI”) and CMFG Life Insurance Company (“CUNA Mutual”) and acquired PMI’s mortgage insurance platform and related assets. CMG Mortgage Insurance Company was renamed “Arch Mortgage Insurance Company” and entered the U.S. mortgage insurance marketplace. Arch Mortgage Insurance Company is licensed and operates in all 50 states, the District of Columbia and Puerto Rico.
On December 31, 2016, we completed the acquisition of UGC, as described earlier, and its primary operating subsidiary, United Guaranty Residential Insurance Company, which is licensed and operates in all 50 states and the District of Columbia.
Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company have each been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac, subject to maintaining certain ongoing requirements (“eligible mortgage insurer”). Arch Mortgage Guaranty Company, an affiliate of Arch Mortgage Insurance Company, offers direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations. Arch Mortgage Guaranty Company, which is licensed in all 50 states, insures mortgages that are not intended to be sold to the GSEs, and it is therefore not approved by either GSE as an eligible mortgage insurer.
Arch MI Europe was licensed and authorized by the Central Bank of Ireland (“CBOI”) in 2011 to operate on a pan-European basis under the European Freedom of Services Act. Arch MI Europe is headquartered in Dublin, Ireland. Arch Underwriters Europe Limited (“Arch Underwriters Europe”), an Irish company authorized as an insurance and reinsurance intermediary by the CBOI, acts on behalf of Arch MI Europe and Arch Re Europe with branch offices in Italy, Switzerland, the U.K., Finland and Cyprus.
On July 1, 2017, we completed our previously announced acquisition of Arch MI Asia from AIG. Arch MI Asia will focus on expanding origination opportunities for lenders in Hong Kong and throughout Asia.
As of February 21, 2018, our mortgage group had approximately 980 employees.
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

•
Maintain a disciplined credit risk philosophy. Our mortgage group’s credit risk philosophy is to generate underwriting profit through disciplined credit risk analysis and proper pricing. Our mortgage group believes that the key to this approach is maintaining discipline across all phases of the applicable housing and mortgage lending cycles.

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

•
Maintain our position as a leading provider of U.S. mortgage insurance business. Prior to our 2014 acquisition, Arch Mortgage Insurance Company was the leading provider of mortgage insurance products and services to credit unions in the U.S. We broadened its customer base into national and regional banks and mortgage originators while maintaining and increasing its share of the mortgage insurance credit union market. With the acquisition of UGC, a leading provider of mortgage insurance products and services to national and regional banks and mortgage originators, we are the leading provider of U.S. mortgage insurance.

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

ARCH CAPITAL	11	2017 FORM 10-K

“high loan-to-value mortgages” purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance.
Mortgage insurance protects the insured lender, investor or GSE against loss in the event of a borrower’s default. If a borrower defaults on mortgage payments, private mortgage insurance reduces, and may eliminate, losses to the insured. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides. Our primary U.S. mortgage insurance policies predominantly cover individual loans and are effective at the time the loan is originated. We also may enter into insurance transactions with lenders and investors, under which we insure a portfolio of loans at or after origination. Although not currently a significant product, we may offer mortgage insurance on a “pool” basis in the future. Under pool insurance, the mortgage insurer provides coverage on a group of specified loans, typically for 100% of all contractual or policy-defined losses on every loan in the portfolio, subject to an agreed aggregate loss limit. Pool insurance may be in a first loss position with respect to loans that do not have primary mortgage insurance policies, or it may be in a second loss position, covering losses in excess of those covered by the primary mortgage insurance policy.

•
Direct mortgage insurance in Europe and other countries where we identify profitable underwriting opportunities. Since 2011, Arch MI Europe has offered mortgage insurance to European mortgage lenders. Arch MI Europe’s mortgage insurance is primarily purchased by European mortgage lenders in order to reduce lenders’ credit risk and regulatory capital requirements associated with the insured mortgages. In certain European countries, lenders purchase mortgage insurance to facilitate regulatory compliance with respect to high loan-to-value residential lending. Arch MI Europe offers mortgage insurance on both a “flow” basis to cover new originations and through structured transactions to cover one or more portfolios of previously originated residential loans. In addition, with our acquisition of Arch MI Asia on July 1, 2017, we will focus on expanding origination opportunities for lenders in Hong Kong and throughout Asia.

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

Underwriting Philosophy. Our mortgage group believes in a disciplined, analytical approach to underwriting mortgage risks by utilizing proprietary and third party models, including forecasting delinquency and future home price movements with the goal of ensuring that premiums are adequate for the risk being insured. Experienced actuaries and statistical modelers are engaged in analytics to inform the underwriting process. As part of the underwriting process, our mortgage group typically assesses a variety of factors, including the:

•	ability and willingness of the mortgage borrower to pay its obligations under the mortgage loan being insured;

•	characteristics of the mortgage loan being insured and value of the collateral securing the mortgage loan;

•	financial strength, quality of operations and reputation of the lender originating the mortgage loan;

•	expected future home price movements which vary by geography;

•	projections of future loss frequency and severity; and

•	adequacy of premium rates.
Premiums Written and Geographic Distribution. Set forth below is summary information regarding net premiums written for our mortgage group:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
By client location
United States	$1,005,437	90	$280,509	72	$193,617	72
Other	105,905	10	110,957	28	73,876	28
Total	$1,111,342	100	$391,466	100	$267,493	100

By underwriting location
United States	$903,329	81	$186,826	48	$125,317	47
Other	208,013	19	204,640	52	142,176	53
Total	$1,111,342	100	$391,466	100	$267,493	100

ARCH CAPITAL	12	2017 FORM 10-K

Sales and Distribution. We employ a sales force located throughout the U.S. to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer (including branches and affiliates) accounted for 4.8% of our primary new insurance written during 2017 with no other customer accounting for greater than 3.5%. The percentage of our primary new insurance written generated by our top 10 customers was 20.3% in 2017. In Europe and Bermuda, our products and services are distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines, reinsurance, utilization of proprietary risk models, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Our mortgage group has ceded a portion of its premium on a quota share basis through certain reinsurance agreements and through aggregate excess of loss reinsurance agreements which provide reinsurance coverage for delinquencies on portfolios of in-force policies issued between certain periods. See note 8, “Reinsurance,” to our consolidated financial statements in Item 8 for further details.
Reinsurance arrangements do not relieve our mortgage group from its primary obligations to insured parties. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our mortgage subsidiaries would be liable for such defaulted amounts. For our U.S. mortgage insurance business, in addition to utilizing reinsurance, we have developed a proprietary risk model that simulates the maximum loss resulting from a severe economic events impacting the housing market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events.”
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

ARCH CAPITAL	13	2017 FORM 10-K

In January 2017, we and Kelso & Company (“Kelso”) sponsored Premia Re. Premia Re’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100.0 million and acquired approximately 25% of Premia Re as well as warrants to purchase additional common equity. Affiliates of Kelso invested $300.0 million and acquired the balance of Premia Re as well as warrants to purchase additional common equity. Arch Re Bermuda is providing a 25% whole account quota share reinsurance treaty on business written by Premia Re, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia Re, in each case pursuant to separate multi-year agreements.  Arch Re Bermuda has appointed two directors to serve on the seven person board of directors of Premia Re.
Employees
As of February 21, 2018, Arch Capital and its subsidiaries employed approximately 3,140 full-time employees.

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
Reserves for losses and loss adjustment expenses (“Loss Reserves”) represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is probable that the ultimate liability may exceed or be less than such estimates. Even actuarially sound methods can lead to subsequent adjustments to reserves that are both significant and irregular due to the nature of the risks written. Loss Reserves are inherently subject to uncertainty.
In establishing Loss Reserves, including loss adjustment expenses (“LAE”), we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. The timing and amounts of actual claim payments related to recorded reserves vary based on many factors including large individual losses and changes in the legal environment, as well as general market conditions. The ultimate amount of the claim payments could differ materially from our estimated amounts. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process in order to be in a position, if necessary, to make these payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses.”
Our initial reserving method to date has to a large extent been the expected loss method, which is commonly applied when limited loss experience exists. We select the initial expected loss and loss adjustment expense ratios based on information derived by our underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2017. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience.
For additional information regarding the key underlying movements in our losses and loss adjustment expenses by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

ARCH CAPITAL	14	2017 FORM 10-K

The following table represents an analysis of consolidated losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2017	2016	2015
Loss Reserves at beginning of year	$10,200,960	$9,125,250	$9,036,448
Unpaid losses and LAE recoverable	2,083,575	1,828,837	1,778,303
Net Loss Reserves at beginning of year	8,117,385	7,296,413	7,258,145

Net incurred losses and LAE relating to losses occurring in:
Current year	3,205,428	2,455,563	2,336,026
Prior years	(237,982)	(269,964)	(285,123)
Total net incurred losses and LAE	2,967,446	2,185,599	2,050,903

Net Loss Reserves of acquired business (1)	—	551,096	262

Foreign exchange losses (gains)	186,963	(102,367)	(143,653)

Net paid losses and LAE relating to losses occurring in:
Current year	(505,424)	(445,700)	(454,179)
Prior years	(1,847,488)	(1,367,656)	(1,415,065)
Total net paid losses and LAE	(2,352,912)	(1,813,356)	(1,869,244)

Net Loss Reserves at end of year	8,918,882	8,117,385	7,296,413
Unpaid losses and LAE recoverable	2,464,910	2,083,575	1,828,837
Loss Reserves at end of year	$11,383,792	$10,200,960	$9,125,250

(1)	2016 amount relates to our acquisition of UGC.

Unpaid and paid losses and loss adjustment expenses recoverable were approximately $2.54 billion at December 31, 2017. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

INVESTMENTS

At December 31, 2017, total investable assets held by Arch were $19.72 billion, excluding the $2.44 billion included in the ‘other’ segment (i.e., attributable to Watford Re). Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy.
Our fixed maturities, fixed maturities pledged under securities lending agreements and short-term investments had an average credit quality rating of “AA-” from Standard & Poor’s (“S&P”) and “Aa2” from Moody’s Investors Service (“Moody’s”) at December 31, 2017, compared to “AA-” and “Aa3” at December 31, 2016. Our investment portfolio had an average effective duration of approximately 2.83 years and 3.64 years at December 31, 2017 and 2016, respectively.

The following table summarizes our invested assets:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
Investable assets (1) (2):
Fixed maturities available for sale, at fair value	$13,876,003	70.4	$13,426,577	72.0
Fixed maturities, at fair value (3)	465,822	2.4	364,856	2.0
Fixed maturities pledged under securities lending agreements, at fair value	456,388	2.3	730,341	3.9
Total fixed maturities	14,798,213	75.1	14,521,774	77.9

Equity securities available for sale, at fair value	495,804	2.5	518,041	2.8
Equity securities, at fair value (3)	71,707	0.4	25,328	0.1
Equity securities pledged under securities lending agreements, at fair value	8,529	—	14,639	0.1
Total equity securities	576,040	2.9	558,008	3.0

Other investments available for sale, at fair value	264,989	1.3	167,970	0.9
Other investments, at fair value (3)	1,211,971	6.1	1,108,871	6.0
Total other investments	1,476,960	7.4	1,276,841	6.9

Investments accounted for using the equity method (4)	1,041,322	5.3	811,273	4.4

Short-term investments available for sale, at fair value	1,469,042	7.5	612,005	3.3
Short-term investments, at fair value (3)	40,671	0.2	64,542	0.3
Total short-term investments	1,509,713	7.7	676,547	3.6

Cash	551,696	2.8	768,049	4.1

Securities transactions entered into but not settled at the balance sheet date	(237,523)	(1.2)	23,697	0.1
Total investable assets held by Arch	$19,716,421	100.0	$18,636,189	100.0

ARCH CAPITAL	15	2017 FORM 10-K

(1)	The table above excludes investable assets attributable to the ‘other’ segment. Such amounts are summarized as follows:

(U.S. dollars in thousands)	December 31, 2017	December 31, 2016
Investable assets in ‘other’ segment:
Cash	$54,503	$74,893
Investments accounted for using the fair value option	2,426,066	1,857,623
Securities sold but not yet purchased	(34,375)	(33,157)
Securities transactions entered into but not settled at the balance sheet date	(6,127)	(41,596)
Total investable assets included in ‘other’ segment	$2,440,067	$1,857,763

(2)	This table excludes the collateral received and reinvested and includes the securities pledged under securities lending agreements, at fair value.

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

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	December 31, 2017		December 31, 2016
Rating (1)	Fair Value	%	Fair Value	%
U.S. government and government agencies (2)	$3,771,835	25.5	$3,210,899	22.1
AAA	4,080,808	27.6	3,918,739	27.0
AA	2,440,864	16.5	3,148,226	21.7
A	2,470,936	16.7	2,338,834	16.1
BBB	1,157,136	7.8	1,203,942	8.3
BB	313,286	2.1	226,321	1.6
B	254,011	1.7	156,405	1.1
Lower than B	77,543	0.5	90,833	0.6
Not rated	231,794	1.6	227,574	1.6
Total	$14,798,213	100.0	$14,521,774	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets” and note 9, “Investment Information,” to our consolidated financial statements in Item 8.
The following table summarizes the pre-tax total return (before investment expenses) of investment held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2017	5.87%	4.74%
Year Ended December 31, 2016	2.07%	2.13%
Year Ended December 31, 2015	0.41%	(0.38)%

(1)	Our investment expenses were approximately 0.30%, 0.34% and 0.35%, respectively, of average invested assets in 2017, 2016 and 2015.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Financial Measures—Total Return on Investments”.
RATINGS

Our ability to underwrite business is affected by the quality of our claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the financial security of companies in our industry. We believe that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s and S&P are ratings agencies which have assigned financial strength and/or issuer ratings to Arch Capital and/or one or more of its subsidiaries. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. For further information on our financial strength and/or issuer ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
COMPETITION

The worldwide reinsurance and insurance businesses are highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources than we have and longer-term relationships with insureds and brokers than we have had. We compete with other insurers and reinsurers primarily on the basis of overall financial strength,

ARCH CAPITAL	16	2017 FORM 10-K

ratings assigned by independent rating agencies, geographic scope of business, strength of client relationships, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, reputation, employee experience, and qualifications and local presence.
In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including Alleghany Corporation, Allied World Assurance Company, Ltd., American Financial Group, Inc., American International Group, Inc., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., The Hartford Financial Services Group, Inc., Ironshore Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., Sompo International, Tokio Marine HCC, The Travelers Companies, W.R. Berkley Corp., XL Group Ltd and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including Alleghany Corporation, Argo International Holdings, Ltd., AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., SCOR Global P&C, SCOR Global Life, Sompo International, Swiss Reinsurance Company, Validus Holdings Ltd. and XL Group Ltd.
In our U.S. mortgage business, we compete with five active U.S. mortgage insurers, which include the mortgage insurance subsidiaries of Essent Group Ltd., Genworth Financial Inc., MGIC Investment Corporation, NMI Holdings Inc. and Radian Group Inc. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, reputation, the strength of management, technology, and innovation in the delivery and servicing of insurance products. Arch MI U.S. and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”) and, to a lesser degree, the U.S. Department of Veterans Affairs (“VA”). The mortgage insurance industry’s business has been limited as a result of competition with the FHA, which substantially increased its market share beginning in 2008. In January 2015, the FHA reduced up-front premium rates associated with its mortgage insurance program. Future changes to the FHA program may impact the demand for private mortgage insurance.
Arch MI U.S. and other private mortgage insurers increasingly compete with multi-line reinsurers and capital markets alternatives to private mortgage insurance. In 2017, the GSEs continued their respective mortgage credit risk transfer (CRT) programs including the use of front and back-end transactions with multiline reinsurers. These transactions continue to create opportunities for multiline property casualty reinsurance groups including, among others, PartnerRe Ltd., Transatlantic Reinsurance Company, Everest Re Group Ltd. and RenaissanceRe Holdings Ltd. along with capital markets participants. The ongoing expansion of the GSEs risk transfer programs continue to attract additional reinsurers into the market with between 30 and 40 reinsurers now competing for business.
For other U.S. risk sharing products and non-U.S. mortgage insurance opportunities, we have also seen increased competition from well capitalized and highly rated multiline reinsurers. It is our expectation that the depth and capacity of competitors from this segment will continue to increase over the next several years as more residential mortgage credit risk is borne by private capital.
ENTERPRISE RISK MANAGEMENT

General. Enterprise Risk Management (“ERM”) is a key element in our philosophy, strategy and culture. We employ an ERM framework that includes underwriting, reserving, investment, credit and operational risks. Risk appetite and exposure limits are set by our executive management team, reviewed with the Board and its committees and routinely discussed with business unit management. These limits are articulated in our risk appetite statement, which details risk appetite, tolerances and limits for each major risk category, and are integrated into our operating guidelines. Exposures are aggregated and monitored periodically by our corporate risk management team. The reporting, review and approval of risk management information is integrated into our annual planning process, capital modeling and allocation, reinsurance purchasing strategy and reviewed at insurance business reviews, reinsurance underwriting meetings and board level committees.
Risk Management Process and Procedures. The following narrative provides an overview of our risk management framework and our methodology for identifying, measuring, managing and reporting on the key risks affecting us. It outlines our approach to risk identification and assessment and provides an overview of our risk appetite and tolerance for each of the following major risks: underwriting (insurance) risk including pricing, reserving and catastrophe; investment or market risk; counterparty credit risk; and operational risk, including governance, regulatory, business/strategic, investor relations (reputational risk), rating agency and outsourcing risks.
The framework includes details of our risk philosophy and policies to address the material risks confronting us; and compliance, approach and procedures to control and or mitigate these risks. The actions and policies implemented to meet our business management and regulatory obligations form the core

ARCH CAPITAL	17	2017 FORM 10-K

of this framework. We have adopted a holistic approach to risk management by analyzing risk from both a top-down and bottom-up perspective.
Risk Identification and Assessment. The Finance, Investment and Risk Committee (“FIR Committee”), Audit Committee and Underwriting Oversight Committee of the Board oversee the top-down and bottom-up review of our risks. Given the nature and scale of our operations, these committees consider insurance, investments and operational risks within the scope of the assessment. Arch Capital’s Chief Risk Officer (“CRO”) assists these committees in the identification and assessment of all key risks. The CRO is responsible for maintaining Arch Capital’s risk register and continually reviewing and challenging risk assessments, including the impact of emerging risks and significant business developments. Board approval is required for any new high level risks or change in inherent or residual designations.
Risk Monitoring and Control. Arch Capital’s risk management framework requires risk owners to monitor key risks on a continuous basis. The highest residual risks are actively managed by the FIR Committee. The remaining risks are managed and monitored at a process level by the risk owners and/or the CRO. Risk owners have ultimate responsibility for the day-to-day management of each designated risk, reporting to the CRO on the satisfactory management and control of the risk and timely escalation of significant issues that may arise in relation to that risk. The CRO is responsible for overseeing the monitoring of all risks across the business and for communicating to the relevant risk owners if he becomes aware of issues, or potential and actual breaches of risk appetite, relevant to the assigned risks. A key element of these monitoring activities is the evaluation of our position relative to risk tolerances and limits approved by the Board.
Risk Reporting. Quarterly, the CRO compiles the results of the key risk review process into a report to the FIR Committee for review and discussion at their quarterly meeting. The report includes an overview of selected key risks; changes in the rating of high level risks in the Arch Capital risk register; a risk dashboard that depicts the status of risk limit and tolerance metrics; a summary of largest exposures and concentration risks; and our reinsurance arrangements, including outstanding and uncollectible recoveries. If necessary, risk management matters reviewed at the FIR Committee meeting are presented for discussion by the Board. The CRO is responsible for immediately escalating any significant risk matters to executive management, the FIR Committee and/or the Board for approval of the required remediation. As part of our corporate governance, the Board and certain of its committees hold regular executive sessions with members of our management team. These sessions are intended to ensure an open and frank dialogue exists about various forms of risk across the organization.

Implementation and Integration. We believe that an integrated approach to developing, measuring and reporting our Own Risk and Solvency Assessment (“ORSA”) is an integral part of the risk management framework. The ORSA process provides the link between Arch Capital’s risk profile, its board-approved risk appetite including approved risk tolerances and limits, its business strategy and its overall solvency requirements. The ORSA is the entirety of the processes and procedures employed to identify, assess, monitor, manage, and report the short- and long-term risks we face or may face and to determine the capital necessary to ensure that our overall solvency needs are met at all times. The ORSA also makes the link between actual reported results and the capital assessment.
The ORSA is the basis for risk reporting to the Board and its committees and acts as a mechanism to embed the risk management framework within our decision making processes and operations. The Board has delegated responsibility for supervision and oversight of the ORSA to the FIR Committee. This oversight includes regular reviews of the ORSA process and output. An ORSA report is produced at least annually and the results of each assessment are reported to the Board. The Board actively participates in the ORSA process by steering how the assessment is performed and challenging its results. This assessment is also taken into account when formulating strategic decisions.
The ORSA process and reporting are integral parts of our business strategy, tailored specifically to fit into our organizational structure and risk management system with the appropriate techniques in place to assess our overall solvency needs, taking into consideration the nature, scale and complexity of the risks inherent in the business.
We also take the results of the ORSA into account for our system of governance, including long-term capital management, business planning and new product development. The results of the ORSA also contributes to various strategic decision-making including how best to optimize capital management, establishing the most appropriate premium levels and deciding whether to retain or transfer risks.
For further discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”

ARCH CAPITAL	18	2017 FORM 10-K

REGULATION

General
Our insurance and reinsurance subsidiaries are subject to varying degrees of regulation and supervision in the various jurisdictions in which they operate. We are subject to extensive regulation under applicable statutes in these countries and any other jurisdictions in which we operate. The current material regulations under which we operate are described below. We may become subject in the future to regulation in new jurisdictions or to additional regulations in existing jurisdictions.
Bermuda
General. Our Bermuda insurance operating subsidiary, Arch Re Bermuda, is a Class 4 general business insurer and a Class C long-term insurer, and is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”). The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the Bermuda Monetary Authority (the “BMA”) powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Arch Re Bermuda must also comply with a minimum liquidity ratio and minimum solvency margin in respect of its general business. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. Arch Re Bermuda is also subject to an enhanced capital requirement (“ECR”) which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA has established a target capital level for each Class 4 insurer equal to 120% of its enhanced capital requirement. While a Class 4 insurer is not currently required to maintain its available statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory economic capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement which is established by reference to either the Class C BSCR model or an approved internal capital model.
Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its general business or long-term business enhanced capital requirements, minimum solvency margins or its general business minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum solvency margins or minimum liquidity ratio on the last day of any financial year, Arch Re Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins. Without the approval of the BMA, Arch Re Bermuda is prohibited from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins.
Group Supervision. The BMA acts as group supervisor of our group of insurance and reinsurance companies (“Group”) and has designated Arch Re Bermuda as the designated insurer (“Designated Insurer”). As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of information for other regulatory authorities; (ii) carrying out supervisory reviews and assessments of our Group; (iii) carrying out assessments of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of our Group; (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. As Designated Insurer, Arch Re Bermuda is required to facilitate compliance by our Group with the group insurance solvency and supervision rules.

ARCH CAPITAL	19	2017 FORM 10-K

On an annual basis, the Group is required to file Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements, a Group Solvency Self-Assessment (“GSSA”), and a financial condition report with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. In addition, the Designated Insurer is required to file quarterly group financial returns with the BMA. The Group is also required to maintain available Group statutory economic capital and surplus in an amount that is at least equal to the group enhanced capital requirement (“Group ECR”) and the BMA has established a group target capital level equal to 120% of the Group ECR.
The BMA maintains supervision over the controllers of all Bermuda registered insurers, and accordingly, any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder (or ceasing to be such a holder). The BMA may object to such a person and require the holder to reduce its holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable
United States
General. Our U.S. based subsidiaries are subject to extensive governmental regulation and supervision by the states and jurisdictions in which they are domiciled, licensed and/or approved to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurance and/or reinsurance subsidiaries domiciled in Delaware, North Carolina, Missouri and Wisconsin. State insurance regulation and supervision is designed to protect policyholders rather than investors. Generally, state regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, restrictions on size of risks that may be insured under a single policy, methods of accounting, form and content of financial statements, certain aspects of governance, enterprise risk management, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, annual and other report filings and transactions among affiliates. Our U.S. based subsidiaries are required to file detailed quarterly statutory financial statements with state insurance regulators in each of the states in which they conduct business and regulatory authorities conduct periodic financial, claims and market conduct examinations. The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurer’s state of domicile. Such laws generally limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval.
In addition to the regulatory requirements imposed by the jurisdictions in which they are domiciled, licensed and/or approved to conduct business, our U.S. mortgage insurance operations are affected by federal and state regulation relating to mortgage insurers, mortgage lenders, and the origination, purchase and sale of residential mortgages, and Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements in various states of the U.S. governing “credit for reinsurance” that are imposed by jurisdictions in which ceding companies are domiciled.
Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states, the District of Columbia and Puerto Rico. Arch MI U.S. has approved premium rates for credit union and mortgage banking originated mortgage loans in all 50 states. Arch Insurance Company Europe is also subject to certain governmental regulation and supervision in the states where it writes excess and surplus lines insurance. Arch Re Bermuda is approved in 27 states to post reduced collateral and is a designated as a “certified reinsurer” in those U.S. states.
Holding Company Acts. All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance or reinsurance company unless that person has filed an application with specified information with such company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. The U.S. National Association of Insurance Commissioners (“NAIC”) has adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. When the amendments are adopted by a particular state,

ARCH CAPITAL	20	2017 FORM 10-K

the amended Insurance Holding Company System Regulatory Act and Regulation impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies and requiring a person divesting its controlling interest to make a confidential advance notice filing.
Risk Management and ORSA. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by an individual state, the state may impose additional internal review and regulatory filing requirements on licensed insurers and their parent companies.
Cybersecurity. The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us. We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but we could incur additional costs resulting from compliance with such laws and regulations.
The NAIC has adopted risk-based capital requirements for property and casualty insurance companies which measure three major areas of risk facing property and casualty insurers:

underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from credit risk; and declines in asset values arising from investment risks. An insurer will be subject to varying degrees of regulatory action depending on how its statutory surplus compares to its risk-based capital calculation. Under the approved formula, an insurer’s total adjusted capital is compared to its authorized control level risk-based capital. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which an insurer’s domiciliary state regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The mildest regulatory action requires an insurer to submit a plan for corrective action; the most severe requires an insurer to be rehabilitated or liquidated.
Our mortgage insurance operations are not currently subject to state risk-based capital requirements, but rather is subject to state risk to capital or minimum policyholder position requirements. The NAIC has established a Mortgage Guaranty Insurance Working Group which is engaged in developing changes to the Mortgage Guaranty Insurers Model Act, including the development of a risk based capital model unique to mortgage guaranty insurers.
Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the Department of Treasury. FIO has limited authority and serves to collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contained the NRRA, which attempts to coordinate the payment of surplus lines taxes, simplifies the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. Certain federal laws directly or indirectly impact mortgage insurers, including the Real Estate Settlement Procedures Act of 1974 (“RESPA”), the Homeowners Protection Act of 1998 (“HOPA”), the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act (“TILA”), the Fair Credit Reporting Act of 1970 (“FCRA”), and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and require disclosures of the cost of credit and provide for other consumer protections.
GSE Eligible Mortgage Insurer Requirements. GSEs impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to the GSEs. Effective December

ARCH CAPITAL	21	2017 FORM 10-K

31, 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The PMIERs apply to our eligible mortgage insurers, but do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans). Our eligible mortgage insurers satisfied the PMIERs’ financial requirements as of December 31, 2017. In conjunction with the acquisition of UGC and the related approval of the change of control by the GSEs, the GSEs imposed additional requirements on our eligible mortgage insurers, including maintaining capital in excess of PMIERs requirements on a consolidated basis and requiring notifications relating to certain integration activities.
United Kingdom
General. The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K. both under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance Company Europe was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. In 2009, AUAL was licensed and authorized by the relevant U.K. regulator and the Lloyd’s Franchise Board and holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. (“ASIL”). All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
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
Arch Insurance Company Europe and AUAL (on behalf of Syndicate 2012) are required to meet economic risk-based solvency requirements imposed under Solvency II. Solvency II, together with European Commission “delegated acts” and guidance issued by the European Insurance and Occupational Pensions Authority (“EIOPA”) sets out classification and eligibility requirements, including the features which capital must display in order to qualify as regulatory capital.
Financial Services Compensation Scheme. The Financial Services Compensation Scheme (“FSCS”) is a scheme

ARCH CAPITAL	22	2017 FORM 10-K

established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. The FSCS is funded by the levies that it has the power to impose on all insurers. Arch Insurance Europe could be required to pay levies to the FSCS.
Restrictions on Acquisition of Control. Under FSMA, the prior consent of the PRA or FCA, as applicable, is required, before any person can become a controller or increase its control over any regulated company, including Arch Insurance Company Europe and AUAL, or over the parent undertaking of any regulated company. Therefore, the PRA's or FCA's prior consent, as applicable, is required before any person can become a controller of Arch Capital. Prior consent is also required from Lloyd’s before any person can become a controller or increase its control over a corporate member or a managing agent or a parent undertaking of a corporate member or managing agent. A controller is defined for these purposes as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking.
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
European Union Considerations. Through their respective authorizations in the U.K., a Member State of the European Union (“EU”), Arch Insurance Company Europe’s and AUAL’s authorizations are recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe and AUAL to exercise “passporting” rights which allows Arch Insurance Company Europe and AUAL to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the PRA or FCA (as applicable). The conditions for the establishment of branches in Member States of the EU are set out in Solvency II. Arch Insurance Company Europe currently has branches in Germany, Italy, Spain and Denmark and may establish branches in other Member States of the EU in the future. Further, through its passporting rights, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the PRA or FCA, as applicable.
Following the referendum in June 2016 in which a majority of voting U.K. citizens voted in favor of the U.K. leaving the EU (“Brexit”), the U.K. withdrawal from the EU will lead to a loss of passporting rights for financial institutions in the U.K., except to the extent that any aspect of the regime is preserved in a separate agreement between the EU and the U.K. See “Risk Factors—Risks Related to Our Industry—The United Kingdom’s referendum vote in favor of leaving the EU could adversely affect us.”
Canada
Arch Insurance Canada and Arch Re Canada are subject to federal, as well as provincial and territorial, regulation in Canada in the provinces and territories in which they underwrite insurance/reinsurance. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), prudentially regulates federal Canadian and non-Canadian insurance and reinsurance companies operating in Canada. Arch Insurance Canada is licensed to carry on insurance business by OSFI and in each province and territory. Arch Re Canada is licensed to carry on reinsurance business by OSFI and in the provinces of Ontario and Quebec.
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

ARCH CAPITAL	23	2017 FORM 10-K

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
As part of its application for registration, Arch Underwriters Europe requested the CBOI to make the necessary notifications to permit it to provide insurance and reinsurance intermediary services in all EEA Member States. Arch Underwriters Europe currently has branches in the following EU countries: the U.K., Italy, Finland and Cyprus.
Following Brexit, the U.K.'s withdrawal from the EU will lead to a loss of passporting rights for EEA financial institutions (including our Irish operating subsidiaries) into the U.K., except to the extent that any aspect of the regime is preserved in a separate agreement between the EU and the U.K. Absent such agreement, the post-Brexit status and rules applicable to U.K. branches of EEA financial institutions will be primarily driven by U.K. law and regulation. See “Risks Relating to Our Industry —The United Kingdom’s referendum vote in favor of leaving the EU could adversely affect us.”
Switzerland
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
European Union
Insurance and Reinsurance Regulatory Regime. Solvency II took effect in full on January 1, 2016. Solvency II imposes

ARCH CAPITAL	24	2017 FORM 10-K

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
Insurers and reinsurers established in a Member State of the EU have the freedom to establish branches in and provide services to all EEA states. Arch Insurance Company Europe and AUAL, being established in the U.K. and authorized by the PRA and FCA, are able, subject to regulatory notifications and there being no objection from the relevant U.K. regulator and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States. Equally, Arch Re Europe and Arch MI Europe, being established in Ireland and authorized by the CBOI are able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services, and, in respect of Arch MI Europe, insurance services in all EEA states.
Solvency II does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in each Member State, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Article 172 of Solvency II provides that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. In this regard, with effect from January 1, 2016, the supervisory regime, including the solvency regime, in Bermuda has been determined to be equivalent to that laid down in Solvency II, except in relation to captives and special purpose insurers. Solvency II also includes specific measures providing for the supervision of insurance and reinsurance groups. However, as a consequence of the above determination of equivalence, pursuant to Article 260 of Solvency II, regulators within the EEA are required to rely on the worldwide group supervision exercised by the BMA. EIOPA has also indicated that, on a case by case basis, groups subject to this worldwide supervision may be exempted from any EEA sub-group supervision, where this results in more efficient supervision of the group and does not impair EEA supervisors in respect of their individual responsibilities.
The Insurance Distribution Directive ("IDD") was published in February 2016 and must be transposed into the law of EU Member States by February 2018 (it is expected that the IDD will apply across the EU starting October 2018). The IDD will apply to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and will strengthen the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements. The principal impact of the IDD will be on the insurance market, however, requirements which will apply across insurance and reinsurance include more specific conditions regarding knowledge and continuing professional development requirements for those involved in distribution of (re)insurance products. The IDD will continue the existing ability for intermediaries established in a Member State of the EU to establish branches and provide services to all EEA states. Arch Underwriters Europe, being established in Ireland and authorized by the CBOI, is able, subject to regulatory notifications and there being no objection from the CBOI, to establish branches and provide services in all EEA states.
Hong Kong
The Hong Kong insurance industry is regulated by the Insurance Authority, the regulatory authority established pursuant to the Insurance Ordinance (Cap. 41), whose principal function is to regulate and supervise the insurance industry for the promotion of the general stability of the insurance industry and for the protection of existing and potential policyholders. Arch MI Asia is authorized to carry on general business Class 14 (Credit) and Class 16 (Miscellaneous Financial Loss), in or from Hong Kong.
Major regulatory requirements that are applicable to Arch MI Asia as a general business insurer include requirements on minimum paid-up capital, minimum solvency margin and maintenance of assets in Hong Kong.
TAX MATTERS

The following summary of the taxation of Arch Capital and the taxation of our shareholders is based upon current law and is for general information only. Legislative, judicial or administrative changes may be forthcoming that could affect this summary.
The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under “—Taxation of Arch Capital—Bermuda” and “—Taxation of Shareholders—Bermuda” is

ARCH CAPITAL	25	2017 FORM 10-K

based upon the advice of Conyers Dill & Pearman Limited, Hamilton, Bermuda and (b) under “—Taxation of Arch Capital-United States,” “—Taxation of Shareholders-United States Taxation,” “—Taxation of Our U.S. Shareholders” and “—United States Taxation of Non-U.S. Shareholders” is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of Arch Capital). The summary is based upon current law and is for general information only. The tax treatment of a holder of our common or preferred shares, or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder’s particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.
Taxation of Arch Capital
Bermuda. Under current Bermuda law, Arch Capital is not subject to tax on income or profits, withholding, capital gains or capital transfers. Arch Capital has obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, the imposition of any such tax shall not be applicable to Arch Capital or to any of our operations or our shares, debentures or other obligations until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance will be subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we are not so currently affected) or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 of Bermuda or otherwise payable in relation to any property leased to us or our insurance subsidiary. We pay annual Bermuda government fees, and our Bermuda insurance and reinsurance subsidiary pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.
United States. Arch Capital and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the U.S. and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that Arch Capital or its non-U.S. subsidiaries are or have been engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. income tax, as well as the branch profits tax, on its income, which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provisions of a tax treaty. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a domestic corporation, except that deductions and credits generally are not permitted unless the foreign corporation has timely filed a U.S. federal income tax return in accordance with applicable regulations. Penalties may be assessed for failure to file tax returns. The 30% branch profits tax is imposed on net income after subtracting the regular corporate tax and making certain other adjustments.
Under the income tax treaty between Bermuda and the U.S. (the “Treaty”), Arch Capital's Bermuda insurance subsidiaries will be subject to U.S. income tax on any insurance premium income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the U.S. No regulations interpreting the Treaty have been issued. While there can be no assurances, Arch Capital does not believe that any of its Bermuda insurance subsidiaries has a permanent establishment in the U.S. Such subsidiaries would not be entitled to the benefits of the Treaty if (i) 50% or less of Arch Capital's shares were beneficially owned, directly or indirectly, by Bermuda residents or U.S. citizens or residents, or (ii) any such subsidiary's income were used in substantial part to make disproportionate distributions to, or to meet certain liabilities to, persons who are not Bermuda residents or U.S. citizens or residents. While there can be no assurances, Arch Capital believes that its Bermuda insurance subsidiaries are eligible for Treaty benefits.
The Treaty clearly applies to premium income, but may be construed as not protecting investment income. If Arch Capital’s Bermuda insurance subsidiaries were considered to be engaged in a U.S. trade or business and were entitled to the benefits of the Treaty in general, but the Treaty were not found to protect investment income, a portion of such subsidiaries’ investment income could be subject to U.S. federal income tax.
Non-U.S. insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If any of Arch Capital's non-U.S. insurance subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S., a significant portion of such company's investment income could be subject to U.S. income tax.
Non-U.S. corporations not engaged in a trade or business in the U.S. are nonetheless subject to U.S. income tax on certain “fixed

ARCH CAPITAL	26	2017 FORM 10-K

or determinable annual or periodic gains, profits and income” derived from sources within the U.S. as enumerated in Section 881(a) of the Code (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties.
The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the U.S. The rates of tax, unless reduced by an applicable U.S. tax treaty, are 4% for non-life insurance premiums and 1% for life insurance and all reinsurance premiums.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”) was signed into law by the President of the United States. For taxable years beginning after 2017, the Tax Cuts Act imposes a 10% minimum tax (reduced to 5% for the 2018 taxable year and increased to 12.5% for the 2026 taxable year and the subsequent taxable years) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums).
United Kingdom. Our U.K. subsidiaries are companies incorporated and have their central management and control in the U.K., and are therefore resident in the U.K. for corporation tax purposes. As a result, they will be subject to U.K. corporation tax on their respective trading profits. The U.K. branches of Arch Re Europe and Arch Underwriters Europe will be subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to each branch. The main rate of U.K. corporation tax for the financial year starting April 1, 2017 is 19% on profits. It has been announced that the U.K. corporation tax rate will remain at 19% on profits for the financial years starting April 1, 2018 and April 1, 2019, and will reduce to 17% on profits for the financial year starting April 1, 2020.
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
Hong Kong. Arch MI Asia is subject to Hong Kong corporate tax on its assessable profits at a rate of 16.5%. Assessable profits are the net profits for the basis period, arising in or derived from Hong Kong.
Taxation of Shareholders
Bermuda. Currently, there is no Bermuda withholding tax on dividends paid by us.
United States—General. The following summary sets forth certain U.S. federal income tax considerations related to the purchase, ownership and disposition of our common shares and our non-cumulative preferred shares (“preferred shares”). Unless otherwise stated, this summary deals only with shareholders (“U.S. holders”) that are U.S. Persons (as defined below) who hold their common shares and preferred shares as capital assets and as beneficial owners. The following discussion is only a general summary of the U.S. federal income tax matters described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. In addition, the following summary does not describe the U.S. federal income tax consequences that may be relevant to certain types of shareholders, such as banks, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers in securities or traders that adopt a mark-to-market method of tax accounting, tax exempt entities, expatriates, U.S. holders that hold our common shares or preferred shares through a non-U.S. broker or other non-U.S. intermediary, persons who hold the common shares or preferred shares as part of a hedging or conversion transaction or as part

ARCH CAPITAL	27	2017 FORM 10-K

of a straddle, who may be subject to special rules or treatment under the Code or persons required for U.S. federal income tax purposed to recognize income no later than such income is reported on such persons’ applicable financial statements. This discussion is based upon the Code, the Treasury regulations promulgated there under and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of this annual report and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the U.S., or of any foreign government, that may be applicable to our common shares or preferred shares or the shareholders. Persons considering making an investment in the common shares or preferred shares should consult their own tax advisors concerning the application of the U.S. federal tax laws to their particular situations as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction prior to making such investment.
If an entity that is treated as a partnership holds our common shares or preferred shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding our common shares or preferred shares, you should consult your tax advisor.
For purposes of this discussion, the term “U.S. Person” means:

•	an individual who is a citizen or resident of the U.S.;

•	a corporation or entity treated as a corporation created or organized under the laws of the U.S., any state thereof, or the District of Columbia;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source;

•
a trust if either (i) a court within the U.S. is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust or (ii) the trust has a valid election in effect to be treated as a U.S. person for U.S. federal income tax purposes; or

•	any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.
United States—Taxation of Dividends. The preferred shares should be properly classified as equity rather than debt for U.S. federal income tax purposes. Subject to the discussions below relating to the potential application of the controlled foreign corporation (“CFC”), “related person insurance income” (“RPII”) and passive foreign investment companies (“PFIC”) rules, as defined below, cash distributions, if any, made with respect to our common shares or preferred shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits (as computed using U.S. tax principles). If a U.S.

holder of our common shares or our preferred shares is an individual or other non-corporate holder, dividends paid, if any, to that holder that constitute qualified dividend income generally will be taxable at the rate applicable for long-term capital gains (generally up to 20%), provided that such person meets a holding period requirement. Generally in order to meet the holding period requirement, the U.S. Person must hold the common shares for more than 60 days during the 121-day period beginning 60 days before the ex-dividend date and must hold preferred shares for more than 90 days during the 181-day period beginning 90 days before the ex-dividend date. Dividends paid, if any, with respect to common shares or preferred shares generally will be qualified dividend income, provided the common shares or preferred shares are readily tradable on an established securities market in the U.S. in the year in which the shareholder receives the dividend (which should be the case for shares that are listed on the NASDAQ Stock Market or the New York Stock Exchange) and Arch Capital is not considered to be a passive foreign investment company in either the year of the distribution or the preceding taxable year. No assurance can be given that the preferred shares will be considered readily tradable on an established securities market in the U.S. See “—Taxation of Our U.S. Shareholders” below.
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

ARCH CAPITAL	28	2017 FORM 10-K

United States—Redemption of Preferred Shares. A redemption of the preferred shares will be treated under section 302 of the Code as a dividend if we have sufficient earnings and profits, unless the redemption satisfies one of the tests set forth in section 302(b) of the Code enabling the redemption to be treated as a sale or exchange, subject to the discussion herein relating to the potential application of the CFC, RPII and PFIC rules. Under the relevant Code section 302(b) tests, the redemption should be treated as a sale or exchange only if it (1) is substantially disproportionate, (2) constitutes a complete termination of the holder's stock interest in us or (3) is “not essentially equivalent to a dividend.” In determining whether any of these tests are met, shares considered to be owned by the holder by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. It may be more difficult for a U.S. Person who owns, actually or constructively by operation of the attribution rules, any of our other shares to satisfy any of the above requirements. The determination as to whether any of the alternative tests of section 302(b) of the Code is satisfied with respect to a particular holder of the preference shares depends on the facts and circumstances as of the time the determination is made.
Taxation of Our U.S. Shareholders
Controlled Foreign Corporation Rules. We or any of our non-U.S. subsidiaries will be treated as a CFC with respect to any taxable year if at any time during such taxable year, one or more “10% Shareholders” (as defined below) collectively own more than 50% of us or such non-U.S. subsidiary (as applicable) by vote or value (taking into account shares actually owned by such U.S. holder as well as shares attributed to such U.S. holder under the Code or the regulations thereunder). For taxable years beginning on or before December 31, 2017, a 10% Shareholder means any shareholder who was considered to own, actually or constructively, 10% or more of the total combined voting power of our shares or those of our non-U.S. subsidiaries (as applicable). Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, a 10% Shareholder also includes any shareholder who is considered to own, actually or constructively, 10% or more of the value of our shares or those of our non-U.S. subsidiaries (as applicable). As a result, for taxable years beginning after December 31, 2017, the voting cut-back limitation contained in our bye-laws that limits the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote will not prevent any U.S. holder from being treated as a 10% Shareholder.
Status as a CFC would not cause us or any of our non-U.S. subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. holder that is not a 10% Shareholder with respect to us or any of such non-U.S. subsidiaries (as applicable). If we are or were a CFC with respect to any taxable year, a U.S. holder that is considered a 10% U.S. Shareholder would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of Arch Capital and our subsidiaries attributable to “subpart F income” (including certain insurance premium income and investment income) and may be taxable at ordinary income tax rates on any gain recognized on a sale or other disposition (including by way of repurchase or liquidation) of our common shares or preferred shares to the extent of the current and accumulated earnings and profits attributable to such common shares or preferred shares. For taxable years beginning after December 31, 2017, a helpful limitation, which provides that a U.S. shareholder would not be subject to the current inclusion rules of Subpart F for a taxable year unless the non-U.S. corporation was a CFC for an uninterrupted period of 30 days or more during such taxable year, will no longer apply.
Related Person Insurance Income Rules. Generally, we do not expect the gross RPII of any of our non-U.S. subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future (the “RPII 20% gross income exception”). Consequently, we do not expect any U.S. person owning common shares or preferred shares to be required to include in gross income for U.S. federal income tax purposes RPII income, but there can be no assurance that this will be the case.
Section 953(c)(7) of the Code generally provides that Section 1248 of the Code (which generally would require a U.S. holder to treat certain gains attributable to the sale, exchange or disposition of common shares or preferred shares as a dividend) will apply to the sale or exchange by a U.S. shareholder of shares in a foreign corporation that is characterized as a CFC under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation, regardless of whether the U.S. shareholder is a 10% U.S. Shareholder or whether the corporation qualifies for the RPII 20% gross income exception. Although existing U.S. Treasury Department (“Treasury”) regulations do not address the question, proposed Treasury regulations issued in April 1991 create some ambiguity as to whether Section 1248 and the requirement to file Form 5471 would apply when the foreign corporation has a foreign insurance subsidiary that is a CFC for RPII purposes and that would be taxed as an insurance company if it were a domestic corporation. We believe that Section 1248 and the requirement to file Form 5471 will not apply to a less than 10% U.S. Shareholder because Arch Capital is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will interpret the proposed regulations in this manner or that the Treasury will not take the position that Section 1248 and the requirement to file Form 5471 will apply to dispositions of our common shares or our preferred shares.

ARCH CAPITAL	29	2017 FORM 10-K

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
Tax-Exempt Shareholders. Tax-exempt entities may be required to treat certain Subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income. Prospective investors that are tax exempt entities are urged to consult their own tax advisors as to the potential impact of the unrelated business taxable income provisions of the Code.
Passive Foreign Investment Companies. Sections 1291 through 1298 of the Code contain special rules applicable with respect to foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its income constitutes “passive income” or 50% or more of its assets produce passive income. If we were to be characterized as a PFIC, U.S. holders would be subject to a penalty tax at the time of their sale of (or receipt of an “excess distribution” with respect to) their common shares or preferred shares. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the stock). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxable in equal portions throughout the holder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund (“QEF”) election. A QEF election is revocable only with the consent of the IRS and has the following consequences to a shareholder:

•	For any year in which Arch Capital is not a PFIC, no income tax consequences would result.

•
For any year in which Arch Capital is a PFIC, the shareholder would include in its taxable income a proportionate share of the net ordinary income and net capital gains of Arch Capital and certain of its non-U.S. subsidiaries.

For taxable years beginning on or before December 31, 2017, the determination of whether the active insurance company exception applies to an insurance company was made on a case-

by-case basis and the analysis was inherently subjective. Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, the active insurance company exception applies only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expense and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustment expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to run-off related or other specified circumstances involving the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we were not a PFIC for any taxable year beginning on or before December 31, 2017 and we are not expecting to become a PFIC for any taxable year beginning after December 31, 2017 and we will use reasonable best efforts to cause us and each of our majority owned non-U.S. insurance subsidiaries not to constitute a PFIC.
In April 2015, the IRS issued proposed regulations in an attempt to define the foreign insurance company exception to the PFIC rules (the “proposed PFIC insurance regulations”). The proposed PFIC insurance regulations are likely to be revised in light of the modified active insurance company exception contained in the Tax Cuts Act (as described above).
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
United States Taxation of Non-U.S. Shareholders
Taxation of Dividends. Cash distributions, if any, made with respect to common shares or preferred shares held by shareholders who are not U.S. Persons (“Non-U.S. holders”) generally will not be subject to U.S. withholding tax.
Sale, Exchange or Other Disposition. Non-U.S. holders of common shares or preferred shares generally will not be subject to U.S. federal income tax with respect to gain realized upon the sale, exchange or other disposition of such shares unless such gain is effectively connected with a U.S. trade or business of the Non-U.S. holder in the U.S. or such person is present in the U.S. for 183 days or more in the taxable year the gain is realized and certain other requirements are satisfied.

ARCH CAPITAL	30	2017 FORM 10-K

Information Reporting and Backup Withholding. Non-U.S. holders of common shares or preferred shares will not be subject to U.S. information reporting or backup withholding with respect to dispositions of common shares effected through a non-U.S. office of a broker, unless the broker has certain connections to the U.S. or is a U.S. person. No U.S. backup withholding will apply to payments of dividends, if any, on our common shares or our preferred shares.
FATCA Withholding. Sections 1471 through 1474 to the Code, known as the Foreign Account Tax Compliance Act (“FATCA”), impose a withholding tax of 30% on (i) U.S.-source interest, dividends and certain other types of income, and (ii) the gross proceeds from the sale or disposition of assets which produce such types of income, which are received by a foreign financial institution (“FFI”), unless such FFI enters into an agreement with the IRS to obtain certain information as to the identity of the direct and indirect owners of accounts in such institution. In addition, a 30% withholding tax may be imposed on the above payments to certain non-financial foreign entities which do not (i) certify to each respective withholding agent that they have no “substantial U.S. owners” (i.e., a U.S. 10% direct or indirect shareholder), or (ii) provide such withholding agent with the certain information as to the identity of such substantial U.S. owners. The U.S. has entered into intergovernmental agreements to implement FATCA (“IGAs”) with a number of jurisdictions. Bermuda has signed an IGA with the U.S. Different rules than those described above may apply under such an IGA.
Although dividends with respect to our common shares or preferred shares will generally be treated as foreign source for U.S. federal withholding tax purposes, it is unclear whether, for FATCA purposes, some or all of our dividends may be recharacterized as U.S. source dividends. Treasury regulations addressing this topic have not yet been issued.
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
Set forth below are risk factors relating to our business. These risks and uncertainties are not the only ones we face. There may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results. You should carefully consider these risks along with the other information provided in this report, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements, as well as the information under the heading “Cautionary Note Regarding Forward-Looking Statements” before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Risks Relating to Our Industry
We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.
The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets, as well as with other capital market participants that create alternative products intended to compete with reinsurance products. Certain new companies entering the insurance and reinsurance markets are pursuing more aggressive investment strategies than do we and other traditional reinsurers, which may result in downward pressure on premium rates. In our U.S. mortgage business, we compete with other private mortgage insurers, with the Federal Housing Administration, and, increasingly, with well capitalized multiline reinsurers and capital markets alternatives to private mortgage insurance. Competition within the private mortgage insurance industry could result in the loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses.
In addition, there has been significant consolidation in the insurance and reinsurance sector in recent years and we may experience increased competition as a result of that consolidation, with consolidated entities having enhanced market power. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. Any failure by us to effectively compete could

ARCH CAPITAL	31	2017 FORM 10-K

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
In addition, over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, there is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major catastrophes appears to have increased. Claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses, cause substantial volatility in our results of operations and could have a material adverse effect on our ability to write new business.
We could face unanticipated losses from war, terrorism and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, as amended under the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIPRA for up to 82% for 2018, 81% for 2019 and 80% for 2020, in each case subject to a mandatory deductible of 20% of our prior year’s

ARCH CAPITAL	32	2017 FORM 10-K

direct earned premium for covered property and liability coverages. The program trigger for calendar year 2018 is $160 million and will increase by $20 million per year until it becomes $200 million in 2020. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

Political, regulatory, legislative and industry initiatives could adversely affect our business.
Governmental authorities in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general and there may be increased regulatory intervention in our industry in the future. For example, in the U.S., the federal government (including federal consumer protection authorities) has increased its scrutiny of the insurance regulatory framework in recent years, and various state legislators are considering or have enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. The U.S. mortgage insurance industry has also been subject to increased federal and state regulatory scrutiny (including by state insurance regulatory authorities), which could generate new regulations, regulatory actions or investigations.
In the EU, Solvency II, which took effect in full on January 1, 2016, imposed economic risk-based solvency requirements across all EU Member States covering quantitative capital requirements, qualitative regulatory reviews and market discipline. Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort.
The BMA has also implemented and imposed additional requirements on the commercial insurance companies it regulates, driven, in large part, by Solvency II. The European Commission has adopted a decision concluding that Bermuda meets the full equivalence criteria under Solvency II. The grant of full equivalence came into force on March 24, 2016 and applies from January 1, 2016.
While we cannot predict the exact nature, timing or scope of any possible governmental initiatives, such proposals could adversely affect our business by, among other things: providing reinsurance capacity in markets and to consumers that we target; requiring our further participation in industry pools and guaranty associations; expanding the scope of coverage under existing policies (e.g., following large disasters); further regulating the terms of insurance or reinsurance contracts; or

disproportionately benefiting the companies of one country over those of another.
In addition, increased scrutiny by insurance regulators of investments in or acquisitions of insurers or insurance holding companies by private equity firms or hedge funds may result in imposition of additional regulatory requirements and restrictions. We have in the past partnered with private equity firms in making investments and may do so in the future. This increased scrutiny may make it difficult to complete investments with private equity or hedge funds should we seek to do so.
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

ARCH CAPITAL	33	2017 FORM 10-K

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
In accordance with mortgage insurance industry practice, we establish loss reserves only for loans in our existing delinquency inventory. Because our mortgage insurance reserving process does not take account of the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not intended to be an estimate of total future losses. Our expectation of total future losses under our mortgage insurance policies in force at any period end is not reflected in our financial statements. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses for a particular product and maintenance costs for such product exceeds expected future premiums, existing reserves and the anticipated investment income. We evaluate whether a premium deficiency exists quarterly. There can be no assurance that premium deficiency reserves will not be required in future periods. If this were to occur, our results of operations and financial condition could be adversely affected.
As of December 31, 2017, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $8.92 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2017.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.
We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. In our insurance operations, we seek to limit our exposure through the purchase of reinsurance. For our U.S. mortgage insurance business, in addition to utilizing reinsurance, we have developed a proprietary risk model that simulates the maximum loss resulting from a severe economic events impacting the housing market. We cannot be certain that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, negotiated to limit our risk, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend, as it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. No assurances can be made that these loss limitation methods will be effective and mitigate our loss exposure. One or more catastrophic events or severe economic events could result in claims that substantially exceed our expectations, or the protections set forth in our policies could be voided, which, in either case, could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events.” Depending on business opportunities and the mix of business that may comprise our insurance, reinsurance and mortgage insurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business and mortgage default exposed business.
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

ARCH CAPITAL	34	2017 FORM 10-K

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
At a referendum in June 2016, a majority of voting U.K. citizens voted in favor of the U.K. leaving the EU (Brexit). The U.K. government invoked Article 50 of the Treaty on European Union (“Article 50”) to withdraw from the EU on March 29, 2019. There is a significant degree of uncertainty regarding how negotiations relating to the U.K.’s withdrawal and its future relationship with the EU will be conducted, as well as the potential consequences of and precise time-frame for such withdrawal and negotiations of its future relationship with the EU and any transitional measures that may apply. It is expected that the U.K.’s withdrawal from the EU will take place within two years of the U.K. government invoking Article 50. During this period and beyond, the impact of the U.K.’s withdrawal on the U.K. and European economies and the broader global economy could be significant, resulting in negative consequences, such as increased volatility and illiquidity, and potentially lower economic growth in various markets in the U.K., Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU. We anticipate that Brexit may disrupt our U.K. domiciled entities, including our Lloyd’s syndicate, and their ability to “passport” within the EU. Similarly, Brexit may disrupt the ability of our EU domiciled entities to access the U.K. markets. The full effects of Brexit are uncertain and will depend on any agreements the U.K. may make to retain access to EU markets.
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
The availability of reinsurance, retrocessional coverage and capital market transactions to limit our exposure to risks may be limited, and counterparty credit and other risks associated with our reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.
For the purposes of managing risk, we use reinsurance, retrocessional coverage and capital markets transactions. In the normal course of business, our insurance subsidiaries cede a portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. Economic conditions could also have a material impact on our ability to manage our risk aggregations through reinsurance or capital markets transactions. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. As a result of such market conditions

ARCH CAPITAL	35	2017 FORM 10-K

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
Emerging claim and coverage issues may adversely affect our business.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.
Changes in current accounting principles and practices and financial reporting requirements may materially affect our reported financial results and our reported financial condition.
Our financial statements are prepared in accordance with GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”), and they are subject to the accounting-related rules and interpretations of the SEC. We are required to adopt new and revised accounting standards implemented by the FASB. Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in accounting principles, practices and standards, particularly those that apply to insurance companies, cannot be predicted but may affect the calculation of net earnings, shareholders' equity and other relevant financial statement line items. In addition, such changes may cause additional volatility in reported earnings, decrease the understandability of our financial results and affect the comparability of our reported results with the results of others.
Risks Relating to Our Company
Acquisitions, such as the UGC acquisition, the addition of new lines of insurance or reinsurance business, expansion into new geographic regions and/or entering into joint ventures or partnerships expose us to risks.
We may seek, from time to time, to acquire other companies, acquire selected blocks of business, expand our business lines, expand into new geographic regions and/or enter into joint ventures or partnerships. Such activities expose us to challenges and risks, including: integrating financial and operational reporting systems; establishing satisfactory budgetary and other financial controls; funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; obtaining management personnel required for expanded operations; obtaining necessary regulatory permissions; and establishing adequate reserves for any acquired book of business. In addition, the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates; the liabilities assumed may be greater than expected; and assets and liabilities acquired may be subject to foreign currency exchange rate fluctuation. We may also be subject to financial exposures in the event that the sellers of the entities or business we acquire

ARCH CAPITAL	36	2017 FORM 10-K

are unable or unwilling to meet their indemnification, reinsurance and other contractual obligations to us.
Our failure to manage successfully any of the foregoing challenges and risks may adversely impact our results of operations.
We may fail to realize the benefits anticipated to result from the UGC acquisition and have incurred, and may continue to incur, acquisition-related integration costs in connection with the UGC acquisition which may be significant.
We are integrating UGC with our existing mortgage operations. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the UGC acquisition and could harm our financial performance and results of operations.
Although we anticipate achieving additional synergies in connection with the UGC acquisition, we also expect to incur additional costs to implement such cost savings measures. We cannot identify the timing, nature and amount of all such charges as of the date of this report. The significant transaction costs and acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of UGC, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all. Investors should not place undue reliance on the anticipated benefits of the UGC acquisition in making their investment decision.
The UGC acquisition may expose us to unknown liabilities.
Because we acquired all the outstanding equity interests of UGC, our acquisition will generally be subject to all of UGC’s liabilities. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about UGC that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act of 2002 or issues that could affect our ability to comply with other applicable laws.

The ultimate performance of the Arch MI U.S. mortgage insurance portfolio remains uncertain.
Arch MI U.S. had risk in force of approximately $64.9 billion, before external reinsurance, as of December 31, 2017, including $6.0 billion of risk in force originated in 2008 and prior. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk. The mix of business in our insured loan portfolio may affect losses and remain uncertain.
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

ARCH CAPITAL	37	2017 FORM 10-K

capitalization and risk profile. For further information on our financial strength and/or issuer ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We can offer no assurances that our ratings will remain at their current levels or that any of our ratings which under review or watch by ratings agencies will remain unchanged. We believe it is possible that rating agencies may heighten the level of scrutiny they apply when analyzing companies in our industry, may increase the frequency and scope of their reviews, may request additional information from the companies that they rate (including additional information regarding the valuation of investment securities held), and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels.
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
We can offer no assurances that our ratings will remain at their current levels or that any of our ratings under review or watch by rating agencies will remain unchanged.
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

ARCH CAPITAL	38	2017 FORM 10-K

will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments.
Our business is dependent upon insurance and reinsurance brokers and intermediaries, and the loss of important broker relationships could materially adversely affect our ability to market our products and services.
We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2017, approximately 11.3% and 10.7% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2017. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or loss of all or a substantial portion of the business provided by these brokers could have a material adverse impact on our business, financial condition and results of operations.
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
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (75.1% as of December 31, 2017). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. Changing market conditions could materially affect the future valuation of

ARCH CAPITAL	39	2017 FORM 10-K

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
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling, the Australian Dollar and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange losses, excluding amounts reflected in the ‘other’ segment, were $113.3 million for 2017, compared to gains of $31.4 million for 2016 and $62.6 million for 2015. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to certain subsidiaries, including to Arch Insurance Europe held in British Pound Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.
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
Our investment portfolio includes residential mortgage backed securities (“RMBS”). As of December 31, 2017, RMBS constituted approximately 1.7% of cash and invested assets held by Arch. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and interest rate trends. In periods of declining interest rates, mortgage prepayments generally increase and RMBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. The residential mortgage market in the U.S has experienced a variety of difficulties in certain underwriting periods and is only recently recovering from a period of severe home price depreciation. It is uncertain whether this recovery will continue. A decline or an extended flattening in residential property values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.
Mortgage insurance losses result when a borrower becomes unable to continue to make mortgage payments and the home of such borrower cannot be sold for an amount that covers unpaid principal and interest and the expenses of the sale. Deteriorating economic conditions increase the likelihood that borrowers will have insufficient income to pay their mortgages and can adversely affect housing values. In addition, natural disasters or other catastrophic events could result in increased claims if such events adversely affected the employment and income of borrowers and the value of homes. Any of these events or deteriorating economic conditions could cause our mortgage insurance losses to increase and adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events.”
Our portfolio includes commercial mortgage backed securities (“CMBS”). At December 31, 2017, CMBS constituted approximately 2.8% of cash and invested assets held by Arch.

ARCH CAPITAL	40	2017 FORM 10-K

The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.
In addition, in each year, a significant portion of our mortgage insurance premiums will be from mortgage insurance written in prior years. The length of time insurance remains in force, referred to as persistency, is a significant driver of mortgage insurance revenues. Factors affecting persistency include: current mortgage interest rates compared to those rates on mortgages subject to our insurance in force, which affects the likelihood of the insurance in force to be subject to cancellation due to borrower refinancing; the amount of home equity, as homeowners with more equity in their homes can generally more readily move to a new residence or refinance their existing mortgage; and mortgage insurance cancellation policies of mortgage investors and the cancellation of borrower-paid mortgage insurance, either upon request of the borrower or as required by law based upon the amortization of the loan. If these or other factors cause the length of time our mortgage insurance policies remain in force to decline, our mortgage insurance revenues could be adversely affected.
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
On a quarterly basis, we perform reviews of our investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include: an analysis of the liquidity, business prospects and overall financial condition of the issuer; the time period in which there was a significant decline in value; the significance of the decline; and the analysis of specific credit events. We evaluate the unrealized losses of our equity securities by issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost. If we are unable to forecast a reasonable period of time in which to recover the cost of our equity securities, we record a net impairment loss in earnings equivalent to the entire unrealized loss. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities carried at fair value as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.
Certain of our investments are illiquid and are difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and strategic investments in joint ventures such as Watford Re, Premia Re and others, may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values.
We may require additional capital or credit in the future, which may not be available or may only be available on unfavorable terms.
The capital requirements of our businesses depend on many factors, including regulatory and rating agency requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources.”
The loss of our key employees or our inability to retain them could negatively impact our business.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel

ARCH CAPITAL	41	2017 FORM 10-K

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
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, power outages, theft, terrorist attacks, computer viruses, hackers, errors in usage and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which may contain duplicate or similar information to that in our computer systems, and these devices can be stolen, lost or damaged. Security breaches could expose us to the loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results. A cyber incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, adversely affect our stock price, cause us to incur remediation costs, increased cybersecurity protection costs and/or increased insurance premiums, and/or give rise to monetary fines and other penalties, any of which could be significant and could adversely affect our business.
We believe that we have established and implemented appropriate security measures to provide reasonable assurance that our information technology systems are secure and appropriate controls and procedures to enable us to identify and respond to unauthorized access to such systems. We periodically engage third parties to evaluate and test the adequacy of our security measures, controls and procedures. Despite these security measures, controls and procedures, disruptions to and breaches of our information technology systems are possible. Because we rely on our technology systems for many critical functions, including connecting with our customers, if such systems were to fail or be attacked or breached, we may experience a significant disruption in our operations and in the business we receive and process, which could adversely affect our results of operations and financial condition.
In addition, the regulatory environment surrounding information security and privacy is increasingly changing. We are subject to EU, U.S. federal, state and other foreign laws and regulations regarding the protection of personal data and information. These laws and regulations are complex and sometimes conflict. We could be subject to fines, penalties and/or regulatory enforcement actions in one or more jurisdictions if any person, including any employee, disregards or breaches, whether intentionally or negligently, controls intended to protect the confidential information of our employees or clients.

ARCH CAPITAL	42	2017 FORM 10-K

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
If the role of the GSEs in the U.S. housing market changes, or if the GSEs change other policies or practices, the amount of mortgage insurance that we write could decline, which would reduce our mortgage insurance revenues.
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
Substantially all of Arch MI U.S.’s insurance written has been for loans sold to the GSEs. The PMIERs, which became effective December 31, 2015 and were amended by GSE Guidance Letters in December 2016 and March 2017, apply to Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company, which are GSE-approved mortgage insurers (“eligible mortgage insurers”). The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2017.
In December 2017, we received a summary of proposed changes to the PMIERs that are being recommended to the FHA by the GSEs and are subject to a non-disclosure agreement with the GSEs regarding such summary. While we expect to satisfy the financial requirements under the revised PMIERs with no changes to our capital, any future increases in capital required to satisfy the PMIERs may decrease our return on capital. We expect that effectiveness of the revised PMIERs will not be earlier than the 2018 fourth quarter.
In conjunction with the acquisition of UGC and the related approval of the change of control by the GSEs, the GSEs imposed additional requirements on our eligible mortgage insurers, including maintaining capital in excess of PMIERs requirements on a consolidated basis and requiring notifications relating to certain integration activities. We cannot be sure that the capital required will not be materially higher than we anticipate or that we will be able to meet the capital requirements on an acceptable timetable, if at all. Further, to the extent that the ability to transfer capital within affiliated Arch MI U.S. companies is restricted, we may need to contribute additional capital to Arch MI U.S. to satisfy the PMIERs’ financial requirements in the future.
The PMIERs also impose additional operational requirements in areas such as claim processing, loss mitigation, underwriting, quality control, and reporting. The requirements in the PMIERs have caused us to make changes to our business practices and incur additional costs in order to achieve and maintain compliance with the PMIERs.

ARCH CAPITAL	43	2017 FORM 10-K

While we intend to continue to comply with these requirements, there can be no assurance that the GSEs will continue to treat Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company as eligible mortgage insurers. If either or both of the GSEs were to cease to consider Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company as eligible mortgage insurers and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
The mix of business we write affects Arch MI U.S.’s losses and will affect the minimum required assets Arch MI U.S. is required to maintain in order to comply with PMIERs financial requirements.
Our mortgage insurance portfolio includes loans with loan-to-value ratios exceeding 95%, loans with FICO scores below 620, adjustable rate mortgages, or ARMs, and less than A-quality loans. Even when housing values are stable or rising, we expect higher default and claim rates for high loan-to-value loans, loans with lower FICO scores, ARMs and less-than-A quality loans. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will adequately compensate us for future losses from these loans. From time to time, we change the types of loans that we insure and the requirements under which we insure them. In 2016 and 2017, we modestly expanded our underwriting guidelines and we may further expand such guidelines in the future.
The geographic mix of Arch MI U.S.’s business could increase losses and harm our financial performance. We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. mortgage insurance business is concentrated. As of December 31, 2017, 7.9% of Arch MI U.S.’s primary risk-in-force was located in Texas, 5.9% was located in California and 4.4% was located in Florida. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Mortgage Operations Supplemental Information.”
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
With certain exceptions, the Basel III Rules became effective on January 1, 2014. If further implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure or does not provide sufficiently favorable treatment for the use of mortgage insurance, it could adversely affect the demand for mortgage insurance. In December 2017, the Basel Committee published final revisions to the Basel Capital Accord that will be implemented by each participating country by January 1, 2022. Under these revised rules, banks using the standardized approach for credit risk management will determine the risk-weight for residential mortgages based on

ARCH CAPITAL	44	2017 FORM 10-K

the loan-to-value ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the latest Basel Capital Accord, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. If the Basel Capital Accord is implemented in the United States in this form, mortgage insurance would not lower the loan-to-value ratio of residential loans for capital purposes, and therefore may decrease the demand for this product.
Further, it is possible (but not mandated by the Basel Capital Accord) that the banking agencies and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s loan-to-value ratio for prudential (non-capital) purposes. If these developments should occur, they would adversely affect the demand for mortgage insurance in the U.S. which would adversely affect our U.S. mortgage insurance operations.
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
The bye-laws also contain a provision limiting the rights of any U.S. person (as defined in section 7701(a)(30) of the Internal Revenue Code of 1986, as amended (the “Code”)) that owns shares of Arch Capital, directly, indirectly or constructively (within the meaning of section 958 of the Code), representing more than 9.9% of the voting power of all shares entitled to vote generally at an election of directors. The votes conferred by such shares of such U.S. person will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by the shares of such person will constitute 9.9% of the total voting power of all shares entitled to vote generally at an election of directors. Notwithstanding this provision, the board may make such final adjustments to the aggregate number of votes conferred by the shares of any U.S. person that the board considers fair and reasonable in all circumstances to ensure that such votes represent 9.9% of the aggregate voting power of the votes conferred by all shares of Arch Capital entitled to vote generally at an election of directors. Arch Capital will assume that all shareholders (other than specified persons) are U.S. persons unless we receive assurance satisfactory to us that they are not U.S. persons.
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
The provisions described above may have the effect of making more difficult or discouraging unsolicited takeover bids from

ARCH CAPITAL	45	2017 FORM 10-K

third parties. To the extent that these effects occur, shareholders could be deprived of opportunities to realize takeover premiums for their shares and the market price of their shares could be depressed. In addition, these provisions could also result in the entrenchment of incumbent management.
There are regulatory limitations on the ownership and transfer of our common shares.
The jurisdictions in which our insurance and reinsurance subsidiaries operate have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer's holding company. Where such laws apply to us and our subsidiaries, there can be no effective change in our control unless the person seeking to acquire control has filed a statement with the regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change in control pursuant to these laws is the acquisition of 10% or more of the voting power of the insurance company or its parent, although this presumption is rebuttable. Consequently, a person may not acquire 10% or more of our common shares without the prior approval of the applicable insurance regulators. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including transactions that some shareholders might consider to be desirable.
Our insurance and reinsurance subsidiaries are subject to regulation in various jurisdictions, and failure to comply with existing regulations or material changes in the regulation of their operations, or any investigations, inquiries or demands by government authorities, could adversely affect us.
Our insurance and reinsurance subsidiaries are subject to the laws and regulations of a number of jurisdictions worldwide, including Bermuda, the states in the U.S. in which such subsidiaries conduct business, the U.K., certain EU Member States, Canada, Switzerland, Australia, South Africa and Hong Kong. Existing laws and regulations, among other things, limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities, including authorities outside the U.S., may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability.
In addition to legal and regulatory requirements, the insurance and reinsurance industry has experienced substantial volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, concerning certain practices within the insurance and reinsurance industry. Our involvement in any investigations, litigations or regulatory activity, including any related lawsuits, would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws or regulations, we could be required to pay fines and damages and incur other sanctions, perhaps in material amounts, which could have a material negative impact on our profitability.
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
Arch Capital is a holding company and is dependent on dividends and other distributions from its operating subsidiaries.
Arch Capital is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, Arch Capital depends on its available cash resources, liquid investments and

ARCH CAPITAL	46	2017 FORM 10-K

dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares, and to fund the share repurchase program. The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends to Arch Capital and to intermediate parent companies owned by Arch Capital could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that Arch Capital has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources.”
The service of process and enforcement of judgments against us or our directors or officers may be difficult.
We are a Bermuda company and some of our officers and directors are residents of various jurisdictions outside the U.S. All or a substantial portion of our assets and the assets of those persons may be located outside the U.S. As a result, it may be difficult for investors to effect service of process within the U.S. upon those persons or to recover against us or those persons on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws even though we have appointed National Registered Agents, Inc., New York, New York, as our agent for service of process with respect to actions based on offers and sales of securities made in the U.S. Because there is no treaty in effect between the U.S. and Bermuda providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters, a final judgment for the payment of money rendered by a court in the U.S. based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would not be automatically enforceable in Bermuda, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Further, no claim may be brought in Bermuda against us or our directors and officers for violation of U.S. federal securities laws, as such laws do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers in a suit brought in the Supreme Court of Bermuda if the facts alleged in the complaint constitute or give rise to a cause of action under Bermuda law.

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
Risk Relating to Our Shares
The market price of our common shares may experience volatility, thereby causing a potential loss of value to our investors.
The market price for our common shares may fluctuate substantially and could cause investment losses. The price of our common shares may not remain at or exceed current levels. In addition to the risk factors described herein, the following factors may have an adverse impact on the market price for our common shares: announcements by us or our competitors of acquisitions, investments or strategic alliances; changes in the value of our assets; our actual or anticipated quarterly and annual operating results; changes in expectations of future financial performance or changes in estimates of securities analysts; issuances by us of shares or other securities; sales, or the possibility or perception of future sales, by our existing shareholders; our share repurchase program; changes in general conditions in the economy, the insurance industry or the financial markets; changes in market valuation of companies in the insurance and reinsurance industry; fluctuations in stock market processes and volumes; the addition or departure of key personnel; changes in tax law; and adverse press or news announcements affecting us or the industry.

ARCH CAPITAL	47	2017 FORM 10-K

General market conditions and unpredictable factors could adversely affect market prices for our outstanding preferred shares.
There can be no assurance about the market prices for our series of preferred shares that are traded publicly, which consist of our series E and series F preferred shares (following the redemption of all remaining series C preferred shares on January 2, 2018). Our series D preferred shares were issued in connection with the UGC acquisition and are not publicly traded.
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
Dividends on our preferred shares are non-cumulative and payable only out of lawfully available funds of Arch Capital under Bermuda law. Consequently, if Arch Capital's board of directors (or a duly authorized committee of the board) does not authorize and declare a dividend for any dividend period with respect to any series of our preferred shares, holders of such preferred shares would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will never be payable. Arch Capital will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if its board of directors (or a duly authorized committee of the board) has not declared such dividend before the related dividend payment date; if dividends on our series E or series F preferred shares are authorized and declared with respect to any subsequent dividend period, Arch Capital will be free to pay dividends on any other series of preferred shares, including our series D preferred shares, and/or our common shares. In the past, we have not paid dividends on our common shares.
Our preferred shares are equity and are subordinate to our existing and future indebtedness.
Our preferred shares are equity interests and do not constitute indebtedness. As such, these preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2017, our total long-term debt was $2.13 billion, excluding the ‘other’ segment. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares, (1) dividends are payable only if declared by the board of directors of Arch Capital (or a duly authorized committee of the board) and (2) as described under “Risks Relating to Our Company—Arch Capital is a holding company and is dependent on dividends and other distributions from its operating subsidiaries,” we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.
The regulatory capital treatment of the preferred shares may not be what we anticipate.
Our series E and series F preferred shares are intended to constitute Tier 2 capital in accordance with the group requirements of the BMA which came into force on January 1, 2013. In order for the series E and series F preferred shares to qualify as Tier 2 capital, the terms of the series E and series F preferred shares reflect the criteria contained in the Insurance (Group Supervision) Rules 2011 published by the BMA in January 2012, and any amendments thereto. No assurance can be made that the BMA will deem that the series E and series F preferred shares constitute Tier 2 capital under the group supervision rules. In the event that the BMA does not make such a determination, subject to certain limitations, we will be entitled to vary the terms of the series E and series F preferred shares or exchange the series E and series F preferred shares for new securities to achieve the desired regulatory capital treatment.
The voting rights of holders of our preferred shares are limited.
Holders of our preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders. The limited voting rights of holders of our preferred shares include the right to vote as a class on certain fundamental matters that affect the preference or special rights of our preferred shares as set forth in the certificate of designations relating to each series of preferred shares. In addition, if dividends on our series E or series F preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of the outstanding series E or series F preferred shares will be entitled to vote for the election of two additional directors to our board of directors subject to the terms and to the limited extent as set forth in the certificate of designations relating to such series of preferred shares.

ARCH CAPITAL	48	2017 FORM 10-K

There is no limitation on our issuance of securities that rank equally with or senior to our preferred shares.
Our series E and series F preferred shares rank senior to our series D preferred shares, and we may issue additional securities that rank equally with or senior to our preferred shares without limitation. The issuance of securities ranking equally with or senior to our preferred shares may reduce the amount available for dividends and the amount recoverable by holders of such series in the event of a liquidation, dissolution or winding-up of Arch Capital.
Risks Relating to Taxation
We and our non-U.S. subsidiaries may become subject to U.S. federal income taxation and/or the U.S. federal income tax liabilities of our U.S. subsidiaries may increase, including as a result of changes in tax law.
Arch Capital and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the U.S. and, thus, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the U.S., there can be no assurances that the IRS will not contend successfully that Arch Capital or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If Arch Capital or any of its non-U.S. subsidiaries were subject to U.S. income tax, our shareholders' equity and earnings could be adversely affected.
Congress has been considering several legislative proposals intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies. There is no assurance that any such legislative proposal will not be enacted into law and any such enacted law would not adversely affect income tax liabilities of us or any of our subsidiaries.
The newly enacted U.S. tax law and its implementation may have a material and adverse impact on our operations and financial condition.
The Tax Cuts Act includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be materially and adversely affected.
Certain provisions in the Tax Cuts Act could have a material and adverse impact on our financial condition and business operation. One such provision imposes a 10% minimum tax (reduced to 5% for the 2018 taxable year and increased to 12.5%

for the 2026 taxable year and the subsequent taxable years) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums). The reinsurance agreements between our U.S.-based insurance segment and reinsurance segment subsidiaries and Arch Re Bermuda were not renewed as of January 1, 2018. As such, the level of subject business ceded to Arch Re Bermuda will be substantially lower in 2018 than in prior periods. Other provisions of the Tax Cuts Act that could have a material and adverse impact on us include a provision that defers or disallows a U.S. corporation’s deduction of interest expense to the extent such interest expense exceeds a specified percentage of such U.S. corporation’s “adjusted taxable income” and a provision that adjusts the manner in which a U.S. property and casualty insurance company computes its loss reserve.
Significant uncertainty regarding the impact of the Tax Cuts Act exists, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation and other factors. There is no assurance that the implementation of the Tax Cuts Act and any other subsequent change in tax laws materially and adversely affect our operations and financial condition.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.
We intend to operate in such a manner so that none of our companies, other than our U.K. subsidiaries and branch operations (the “U.K. Group”), should be resident in the U.K. for tax purposes or carry on a trade, whether or not through a permanent establishment, in the U.K. Accordingly, we do not expect that any of our other subsidiaries, other than the U.K. Group, should be subject to U.K. tax. Case law has held that whether or not a trade is being carried on in the U.K. is a matter of fact and emphasis is placed on where the operations take place from which the profits in substance arise. HM Revenue and Customs might contend successfully that one or more of our subsidiaries, in addition to the U.K. Group, is carrying on a trade in the U.K. For U.K. tax purposes, a non-U.K. tax resident company will be subject to U.K. corporation tax only if it carries on a trade through a permanent establishment in the U.K. However, that subsidiary may still be subject to U.K. income tax if it carries on a trade in the U.K., without a permanent establishment, unless it is entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which that company is resident. If any of our subsidiaries is treated as resident, or carrying on a trade, in the U.K., whether or not through a permanent establishment, and,

ARCH CAPITAL	49	2017 FORM 10-K

therefore, subject to U.K. tax, our results of operations could be materially adversely affected.
We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.
Under current Bermuda law, we are not subject to tax on income, profits, withholding, capital gains or capital transfers. Furthermore, we have obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to us or our operations until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.
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
Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions to implement these standards, including country by country reporting. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than currently taxed, which may substantially increase our effective tax rate. Also, the adoption of these standards may increase the complexity and costs associated with tax compliance and adversely affect our financial position and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
We lease office space in Bermuda where our principal offices are located. Our reinsurance group leases space for offices in the U.S., Bermuda, Europe, Canada and Dubai. Our insurance group leases space for offices in the U.S., Canada, Bermuda, Europe, South Africa and Australia. Our mortgage group leases space for offices in the U.S., Hong Kong and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2018.

ARCH CAPITAL	50	2017 FORM 10-K

ITEM 3.	LEGAL PROCEEDINGS
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2017, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION
The following table sets forth the high and low sales prices for our common shares for the two most recent fiscal years by quarter:

	2017		2016
	High	Low	High	Low
1st Quarter	$96.05	$84.21	$71.67	$59.83
2nd Quarter	$99.21	$92.00	$73.12	$67.50
3rd Quarter	$99.47	$90.52	$85.16	$68.85
4th Quarter	$102.60	$89.30	$88.41	$76.47
On February 22, 2018, the high and low sales prices and the closing price for our common shares (NASDAQ: ACGL) as reported on the NASDAQ Stock Market were $89.21, $87.01 and $87.94, respectively.
HOLDERS
As of February 22, 2018, and based on information provided to us by our transfer agent and proxy solicitor, there were 1,022 holders of record of our common shares and approximately 31,000 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2017 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
10/1/2017-10/31/2017	2,320	$99.76	—	$446,501
11/1/2017-11/30/2017	217,501	$95.36	—	$446,501
12/1/2017-12/31/2017	34,473	$90.65	—	$446,501
Total	254,294	$94.76	—	$446,501

(1)
Includes repurchases by Arch Capital of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

(2)
Remaining amount available at December 31, 2017 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

ARCH CAPITAL	51	2017 FORM 10-K

DIVIDENDS
Any determination to pay dividends on Arch Capital’s preferred shares or common shares will be at the discretion of Arch Capital’s board of directors (or a duly authorized committee of the board of directors) and will be dependent upon its results of operations, financial condition and other factors deemed relevant by Arch Capital’s board of directors. As a holding company, Arch Capital will depend on future dividends and other permitted payments from its subsidiaries to pay dividends to its shareholders. Arch Capital’s subsidiaries’ ability to pay dividends, as well as its ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. So long as any non-cumulative preferred shares remain outstanding for any dividend period, unless the full dividends for the latest completed dividend period on all outstanding non-cumulative preferred shares and parity shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), (a) no dividend may be paid or declared on Arch Capital’s common shares or any of its other securities ranking junior to the non-cumulative preferred shares (other than a dividend payable solely in common shares or in such other junior securities) and (b) no common shares or other junior shares may be purchased, redeemed or otherwise acquired for consideration by Arch Capital, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or the exchange or conversion of one junior share for or into another junior share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares and (iii) as permitted by the bye-laws of Arch Capital in effect on the date of issuance of the non-cumulative preferred shares).
PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2017 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
●	Arch Capital Group Ltd.	$100.00	$135.60	$134.26	$158.45	$196.02	$206.20
■	S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$138.29	$160.06	$175.32	$202.85	$248.26

(1)	Stock price appreciation plus dividends.

(2)	The above graph assumes that the value of the investment was $100 on December 31, 2012.

(3)
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ARCH CAPITAL	52	2017 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth summary historical consolidated financial and operating data (including the results of the ‘other’ segment) and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes.

(U.S. dollars in thousands except share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data:
Net premiums written	$4,961,373	$4,031,391	$3,817,531	$3,891,938	$3,351,367
Net premiums earned	4,844,532	3,884,822	3,733,905	3,593,748	3,145,952
Net investment income	470,872	366,742	348,090	302,585	267,219
Equity in net income (loss) of investment funds accounted for using the equity method	142,286	48,475	25,455	19,883	35,701
Net realized gains (losses)	149,141	137,586	(185,842)	102,917	74,018
Total revenues	5,627,375	4,463,556	3,936,590	3,988,873	3,526,157
Income before income taxes	757,277	855,552	567,194	844,247	734,770
Net income	$629,709	$824,178	$526,582	$821,260	$703,119
Net (income) loss attributable to noncontrolling interests	(10,431)	(131,440)	11,156	13,095	—
Net income available to Arch	619,278	692,738	537,738	834,355	703,119
Preferred dividends	(46,041)	(28,070)	(21,938)	(21,938)	(21,938)
Loss on redemption of preferred shares	(6,735)	—	—	—	—
Net income available to Arch common shareholders	$566,502	$664,668	$515,800	$812,417	$681,181
Diluted net income per share	$4.07	$5.33	$4.09	$6.02	$5.02
Cash dividends per share	—	—	—	—	—
After-tax operating income available to Arch common shareholders (1)	$447,155	$577,444	$565,199	$617,312	$589,103
After-tax operating income available to Arch common shareholders per share — diluted (1)	$3.21	$4.63	$4.48	$4.58	$4.34
After-tax return on average common equity (2)	7.2%	10.9%	8.9%	14.7%	13.5%
After-tax operating return on average common equity (2)	5.7%	9.4%	9.7%	11.2%	11.7%
Weighted average common shares and common share equivalents outstanding — diluted (2)	139,261,675	124,717,493	126,038,743	134,922,322	135,777,183

(1)
After-tax operating income available to Arch common shareholders is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares, net of income taxes. The presentation of after-tax operating income available to Arch common shareholders is a “non-GAAP financial measure” as defined in Regulation G. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Comment on Non-GAAP Financial Measures” for further details.

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

ARCH CAPITAL	53	2017 FORM 10-K

(U.S. dollars in thousands except share data)	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total investable assets (1)	$22,156,488	$20,493,952	$16,340,938	$15,762,730	$14,049,525
Premiums receivable	1,135,249	1,072,435	983,443	948,695	753,924
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	2,540,143	2,114,138	1,867,373	1,812,845	1,804,330
Total assets	32,051,658	29,372,109	23,138,931	21,967,742	19,518,715
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	11,383,792	10,200,960	9,125,250	9,036,448	8,824,696
Net of unpaid losses and loss adjustment expenses recoverable	8,918,882	8,117,385	7,296,413	7,258,145	7,076,446
Unearned premiums:
Before ceded unearned premiums	3,622,314	3,406,870	2,333,932	2,231,578	1,896,365
Net of ceded unearned premiums	2,695,703	2,547,303	1,906,323	1,854,500	1,568,022
Senior notes	1,732,884	1,732,258	791,306	791,141	790,960
Revolving credit agreement borrowings	816,132	756,650	530,434	100,000	100,000
Total liabilities	21,805,723	20,060,984	16,028,376	14,887,435	13,909,558
Total shareholders’ equity	10,040,013	9,105,572	6,905,373	6,860,795	5,609,157
Total shareholders' equity available to Arch	9,196,602	8,253,718	6,166,542	6,091,714	5,609,157
Preferred shareholders' equity	872,555	772,555	325,000	325,000	325,000
Common shareholders' equity available to Arch	$8,324,047	$7,481,163	$5,841,542	$5,766,714	$5,284,157
Common shares and common share equivalents outstanding, net of treasury shares (2)	136,652,139	135,550,337	122,627,783	127,367,934	133,674,884
Book value per share (2) (3)	$60.91	$55.19	$47.64	$45.28	$39.53

(1)	This table excludes the collateral received and reinvested and includes the securities pledged under securities lending agreements, at fair value.

(2)	Reflects the impact of outstanding convertible non-voting common equivalent preferred shares which were issued on December 31, 2016 as part of the UGC acquisition.

(3)	Excludes the effects of stock options and restricted stock units.

ARCH CAPITAL	54	2017 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL

Overview
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $11.30 billion in capital at December 31, 2017 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the insurance and reinsurance markets.
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
Current Outlook
The broad property casualty insurance market environment continues to be competitive in our business, consistent with our view in prior quarters, reflecting slight deterioration in rates across certain sectors. This has led to flat or lower writings in certain property casualty lines in the 2017 quarters. With the continued low interest rate environment, additional price increases are needed in many lines in order for us to achieve our return requirements. Recent catastrophic loss activity, including Hurricanes Harvey, Irma and Maria and the California wildfires, may result in improvements in rates and provide opportunities for growth. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and by utilizing reinsurance purchases to reduce volatility on large account, high capacity business.
Our mortgage segment continues to experience favorable market conditions. The mortgage segment includes our U.S. primary mortgage insurance operations, international mortgage insurance and reinsurance operations as well as government sponsored enterprise (GSE) credit-risk sharing transactions. On December 31, 2016, we completed the acquisition of United Guaranty Corporation, a North Carolina corporation (UGC) from American International Group, Inc. (AIG). The acquisition of UGC expanded our U.S. primary mortgage insurance operations by combining UGC’s position as the market leader in the U.S. private mortgage insurance industry with Arch’s financial strength and history of innovation. On July 1, 2017, we completed our previously announced acquisition of AIG United Guaranty Insurance (Asia) Limited from AIG (renamed Arch MI Asia Limited).
Our objective is to achieve an average operating return on average equity of 15% or greater over the insurance cycle, which we believe to be an attractive return to our common shareholders given the risks we assume. We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and continue to write a portion of our overall book in catastrophe-

ARCH CAPITAL	55	2017 FORM 10-K

exposed business which has the potential to increase the volatility of our operating results.
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
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $60.91 at December 31, 2017, a 10.4% increase from $55.19 at December 31, 2016. The growth in 2017 was primarily generated through underwriting and investment returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by average common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and UGC transaction costs and other, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 5.7% for 2017, compared to 9.4% for 2016 and 9.7% for 2015. The lower Operating ROAE for 2017 primarily reflected a higher level of catastrophic loss activity, partially offset by strong mortgage insurance underwriting performance and favorable investment returns.
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
The following table summarizes the pre-tax total return (before investment expenses) of investment held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2017	5.87%	4.74%
Year Ended December 31, 2016	2.07%	2.13%
Year Ended December 31, 2015	0.41%	-0.38%

(1)	Our investment expenses were approximately 0.30%, 0.34% and 0.35%, respectively, of average invested assets in 2017, 2016 and 2015.
Total return for our investment portfolio outperformed that of the benchmark return index in 2017 and primarily reflected strong investment returns on our investment grade fixed income portfolio, which represents the majority of our investment portfolio, and in equities and alternatives. Total return was impacted by weakening of the U.S. Dollar against the Euro, British Pound Sterling and other major currencies which increased total return on non-U.S. Dollar denominated

ARCH CAPITAL	56	2017 FORM 10-K

investments during 2017. Excluding foreign exchange, total return was 4.98% for 2017, compared to 2.35% for 2016 and 1.62% for 2015.
The benchmark return index included weightings to the following indices, which are primarily from The Bank of America Merrill Lynch (“BoAML”):

%
BoAML 1-10 Year U.S. Corporate & All Yankees, A - AAA Rated Index	20.00%
BoAML 1-10 Year U.S. Municipal Securities Index	17.00
BoAML 1-5 Year U.S. Treasury Index	13.00
BoAML 3-5 Year Fixed Rate Asset Backed Securities Index	7.00
BoAML 5-10 Year U.S. Treasury Index	5.00
Barclays CMBS Investment Grade, AAA Rated Index	5.00
MSCI All Country World Gross Total Return Index	5.00
BoAML German Government Index	4.50
BoAML U.S. Mortgage Backed Securities Index	4.00
BoAML 1-5 Year U.K. Gilt Index	3.00
Hedge Fund Research HFRX Fixed Income Credit Index	2.50
Hedge Fund Research HFRX Equal Weighted Strategies	2.50
BoAML U.S. High Yield Constrained Index	2.50
BoAML 1-5 Year Australian Governments Index	2.50
S&P Leveraged Loan Index	2.50
BoAML 0-3 Month U.S. Treasury Bill Index	2.00
BoAML 1-5 Year Canada Government Index	1.50
BoAML 20+ Year Canada Government Index	0.50
Total	100.00%
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At December 31, 2017, the benchmark return index had an average credit quality of “Aa2” by Moody’s, an estimated duration of 3.53 years.
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
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. UGC transaction costs and other include advisory, financing, legal, severance, incentive compensation

ARCH CAPITAL	57	2017 FORM 10-K

and other transaction costs related to the UGC acquisition. During the 2016 fourth quarter, UGC transaction costs and other included non-recurring expenses related to a change in the our approach on the deferral of certain internal underwriting costs which are no longer being deferred. We believe that UGC transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of our Series C preferred shares in September 2017 and had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders. In addition, income tax expense for 2017 included a $21.5 million charge due to the revaluation of the Company’s net deferred tax asset resulting from the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Due to the non-recurring nature of this item, we excluded it from after-tax operating income available to Arch common shareholders.
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
Our segment information includes the presentation of consolidated underwriting income or loss and a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate items included in our corporate (non-underwriting) segment. While these measures are presented in note 5, “Segment Information,” to our consolidated financial statements in Item 8, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis and a subtotal before the contribution from the ‘other’ segment, in accordance with Regulation G, is shown in note 5, “Segment Information,” to our consolidated financial statements in Item 8.

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

ARCH CAPITAL	58	2017 FORM 10-K

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

	Year Ended December 31,
	2017	2016	2015
Net income available to Arch common shareholders	$566,502	$664,668	$515,800
Net realized (gains) losses	(148,836)	(77,081)	108,690
Net impairment losses recognized in earnings	7,138	30,442	20,116
Equity in net (income) loss of investment funds accounted for using the equity method	(142,286)	(48,475)	(25,456)
Net foreign exchange (gains) losses	113,613	(31,987)	(63,011)
UGC transaction costs and other	22,150	41,729	—
Loss on redemption of preferred shares	6,735	—	—
Income tax expense (benefit) (1)	22,139	(1,852)	9,060
After-tax operating income available to Arch common shareholders	$447,155	$577,444	$565,199

Beginning common shareholders’ equity	$7,481,163	$5,841,542	$5,766,714
Ending common shareholders’ equity	8,324,047	7,481,163	5,841,542
Average common shareholders’ equity (2)	$7,902,605	$6,113,718	$5,804,128

Annualized return on average common equity % (2)	7.2	10.9	8.9
Annualized operating return on average common equity % (2)	5.7	9.4	9.7

(1)
Income tax on net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

(2)	2016 period reflects the weighted impact of the $1.10 billion of convertible non-voting common equivalent preferred shares issued on December 31, 2016 as part of the UGC acquisition.

Results in all periods presented reflected the impact of current insurance and reinsurance market conditions and the impact of low interest yields on our investment portfolio.
Segment Information
We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — corporate (non-underwriting) and ‘other.’ Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Chief Financial Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following table sets forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2017	2016	% Change
Gross premiums written	$3,081,086	$3,027,049	1.8
Premiums ceded	(958,646)	(954,768)
Net premiums written	2,122,440	2,072,281	2.4
Change in unearned premiums	(9,422)	1,623
Net premiums earned	2,113,018	2,073,904	1.9
Losses and loss adjustment expenses	(1,622,444)	(1,359,313)
Acquisition expenses	(323,639)	(304,050)
Other operating expenses	(359,524)	(350,260)
Underwriting income (loss)	$(192,589)	$60,281	(419.5)

Underwriting Ratios			% Point Change
Loss ratio	76.8%	65.5%	11.3
Acquisition expense ratio	15.3%	14.7%	0.6
Other operating expense ratio	17.0%	16.9%	0.1
Combined ratio	109.1%	97.1%	12.0

ARCH CAPITAL	59	2017 FORM 10-K

	Year Ended December 31,
	2016	2015	% Change
Gross premiums written	$3,027,049	$2,944,018	2.8
Premiums ceded	(954,768)	(898,347)
Net premiums written	2,072,281	2,045,671	1.3
Change in unearned premiums	1,623	(863)
Net premiums earned	2,073,904	2,044,808	1.4
Other underwriting income	—	1,993
Losses and loss adjustment expenses	(1,359,313)	(1,292,647)
Acquisition expenses	(304,050)	(296,040)
Other operating expenses	(350,260)	(354,416)
Underwriting income	$60,281	$103,698	(41.9)

Underwriting Ratios			% Point Change
Loss ratio	65.5%	63.2%	2.3
Acquisition expense ratio	14.7%	14.5%	0.2
Other operating expense ratio	16.9%	17.3%	(0.4)
Combined ratio	97.1%	95.0%	2.1
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
Premiums Written.
The following table sets forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2017		2016
	Amount	%	Amount	%
Professional lines	$452,748	21.3	$440,149	21.2
Programs	386,618	18.2	330,322	15.9
Construction and national accounts	327,648	15.4	328,997	15.9
Travel, accident and health	247,738	11.7	224,380	10.8
Excess and surplus casualty	179,511	8.5	214,863	10.4
Property, energy, marine and aviation	172,240	8.1	175,376	8.5
Lenders products	96,867	4.6	105,650	5.1
Other	259,070	12.2	252,544	12.2
Total	$2,122,440	100.0	$2,072,281	100.0
2017 versus 2016: Net premiums written by the insurance segment were 2.4% higher in 2017 than in 2016. The increase in net premiums written reflected growth in programs, due to the continued effects of two newer programs, in travel, accident and health, reflecting both new travel business and continued expansion in existing travel accounts, and in professional lines, reflecting increases in small and medium sized accounts. Such amounts were partially offset by a reduction in excess and surplus casualty in response to current market conditions.

ARCH CAPITAL	60	2017 FORM 10-K

	Year Ended December 31,
	2016		2015
	Amount	%	Amount	%
Professional lines	$440,149	21.2	$434,024	21.2
Programs	330,322	15.9	423,157	20.7
Construction and national accounts	328,997	15.9	299,463	14.6
Travel, accident and health	224,380	10.8	160,132	7.8
Excess and surplus casualty	214,863	10.4	204,856	10.0
Property, energy, marine and aviation	175,376	8.5	203,186	9.9
Lenders products	105,650	5.1	106,916	5.2
Other	252,544	12.2	213,937	10.5
Total	$2,072,281	100.0	$2,045,671	100.0
2016 versus 2015: Net premiums written by the insurance segment were 1.3% higher in 2016 than in 2015. The increase in net premiums written reflected growth in travel, accident and health, construction and national accounts and alternative markets business, partially offset by a reduction in programs and property lines. The growth in travel, accident and health reflected both new travel business and continued expansion in existing travel accounts. The increase in construction and national accounts primarily reflected new business and audit premiums while the increase in alternative markets resulted from new accounts, exposure growth and audit premiums. The reduction in program business primarily reflected the continued impact of the non-renewal of a large program in the latter part of 2015 while the lower level of net premiums written in property lines reflected continued weak market conditions.
Net Premiums Earned.
The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2017		2016
	Amount	%	Amount	%
Professional lines	$444,137	21.0	$431,391	20.8
Programs	364,639	17.3	357,715	17.2
Construction and national accounts	324,517	15.4	322,072	15.5
Travel, accident and health	257,358	12.2	219,169	10.6
Excess and surplus casualty	195,154	9.2	219,046	10.6
Property, energy, marine and aviation	173,779	8.2	188,938	9.1
Lenders products	97,043	4.6	98,517	4.8
Other	256,391	12.1	237,056	11.4
Total	$2,113,018	100.0	$2,073,904	100.0

	Year Ended December 31,
	2016		2015
	Amount	%	Amount	%
Professional lines	$431,391	20.8	$424,968	20.8
Programs	357,715	17.2	446,512	21.8
Construction and national accounts	322,072	15.5	296,828	14.5
Travel, accident and health	219,169	10.6	153,578	7.5
Excess and surplus casualty	219,046	10.6	208,091	10.2
Property, energy, marine and aviation	188,938	9.1	216,127	10.6
Lenders products	98,517	4.8	90,906	4.4
Other	237,056	11.4	207,798	10.2
Total	$2,073,904	100.0	$2,044,808	100.0
Net premiums earned by the insurance segment were 1.9% higher in 2017 than in 2016, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment were 1.4% higher in 2016 than in 2015.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2017	2016	2015
Current year	77.2%	67.1%	65.5%
Prior period reserve development	(0.4)%	(1.6)%	(2.3)%
Loss ratio	76.8%	65.5%	63.2%
Current Year Loss Ratio.
2017 versus 2016: The insurance segment’s current year loss ratio was 10.1 points higher in 2017 than in 2016. The 2017 loss ratio included 10.3 points of current year catastrophic event activity, primarily related to Hurricanes Harvey, Irma and Maria and the California wildfires, compared to 2.2 points in 2016. The 2017 loss ratio also reflected changes in the level of attritional large losses and changes in the mix of business.
2016 versus 2015: The insurance segment’s current year loss ratio was 1.6 points higher in 2016 than in 2015. The 2016 loss ratio included 2.2 points of current year catastrophic event activity, compared to 1.0 points in 2015. The 2016 loss ratio also reflected changes in the mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $8.6 million, or 0.4 points, for 2017, compared to $33.1 million, or 1.6 points, for 2016, and $47.2 million, of 2.3 points, for 2015. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8

ARCH CAPITAL	61	2017 FORM 10-K

for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2017 versus 2016: The insurance segment’s underwriting expense ratio was 32.3% in 2017, compared to 31.6% in 2016. The comparison of the underwriting expense ratios reflects changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.
2016 versus 2015: The insurance segment’s underwriting expense ratio was 31.6% in 2016, compared to 31.8% in 2015. The underwriting expense ratios were generally flat in 2016 when compared to 2015.
Reinsurance Segment
The following table sets forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2017	2016	% Change
Gross premiums written	$1,640,399	$1,494,397	9.8
Premiums ceded	(465,925)	(440,541)
Net premiums written	1,174,474	1,053,856	11.4
Change in unearned premiums	(31,853)	2,376
Net premiums earned	1,142,621	1,056,232	8.2
Other underwriting income	11,336	36,403
Losses and loss adjustment expenses	(773,923)	(475,762)
Acquisition expenses	(221,250)	(212,258)
Other operating expenses	(146,663)	(142,616)
Underwriting income	$12,121	$261,999	(95.4)

Underwriting Ratios			% Point Change
Loss ratio	67.7%	45.0%	22.7
Acquisition expense ratio	19.4%	20.1%	(0.7)
Other operating expense ratio	12.8%	13.5%	(0.7)
Combined ratio	99.9%	78.6%	21.3

	Year Ended December 31,
	2016	2015	% Change
Gross premiums written	$1,494,397	$1,419,022	5.3
Premiums ceded	(440,541)	(380,614)
Net premiums written	1,053,856	1,038,408	1.5
Change in unearned premiums	2,376	38,727
Net premiums earned	1,056,232	1,077,135	(1.9)
Other underwriting income	36,403	10,606
Losses and loss adjustment expenses	(475,762)	(440,350)
Acquisition expenses	(212,258)	(222,470)
Other operating expenses	(142,616)	(155,811)
Underwriting income	$261,999	$269,110	(2.6)

Underwriting Ratios			% Point Change
Loss ratio	45.0%	40.9%	4.1
Acquisition expense ratio	20.1%	20.7%	(0.6)
Other operating expense ratio	13.5%	14.5%	(1.0)
Combined ratio	78.6%	76.1%	2.5

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

ARCH CAPITAL	62	2017 FORM 10-K

flood and earthquake. Business is assumed on both a proportional and excess of loss basis. In addition, facultative business is written which focuses on individual commercial property risks on an excess of loss basis.
•Other: includes life reinsurance business on both a proportional and non-proportional basis, casualty clash business and, in limited instances, non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.
Premiums Written.
The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2017		2016
	Amount	%	Amount	%
Other specialty	$459,213	39.1	$348,852	33.1
Casualty	340,429	29.0	305,252	29.0
Property excluding property catastrophe	243,693	20.7	267,548	25.4
Property catastrophe	70,155	6.0	75,789	7.2
Marine and aviation	32,759	2.8	37,790	3.6
Other	28,225	2.4	18,625	1.8
Total	$1,174,474	100.0	$1,053,856	100.0

Pro rata	$708,694	60.3	$558,671	53.0
Excess of loss	465,780	39.7	495,185	47.0
Total	$1,174,474	100.0	$1,053,856	100.0
2017 versus 2016: Gross premiums written by the reinsurance segment in 2017 were 9.8% higher than in 2016, while net premiums written were 11.4% higher than in 2016. Premiums written reflected growth in other specialty business, primarily in international motor quota share contracts, and in casualty business, primarily due to a $45.4 million retroactive reinsurance contract which was substantially earned in the period and resulted in a corresponding increase to losses and loss adjustment expenses. Such amounts were partially offset by a reduction in property excluding property catastrophe business, primarily related to a targeted reduction in onshore energy writings.

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
Net Premiums Earned.
The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2017		2016
	Amount	%	Amount	%
Other specialty	$408,566	35.8	$329,994	31.2
Casualty	341,122	29.9	300,160	28.4
Property excluding property catastrophe	255,453	22.4	282,018	26.7
Property catastrophe	73,300	6.4	73,803	7.0
Marine and aviation	36,214	3.2	52,579	5.0
Other	27,966	2.4	17,678	1.7
Total	$1,142,621	100.0	$1,056,232	100.0

Pro rata	$657,490	57.5	$561,986	53.2
Excess of loss	485,131	42.5	494,246	46.8
Total	$1,142,621	100.0	$1,056,232	100.0

ARCH CAPITAL	63	2017 FORM 10-K

	Year Ended December 31,
	2016		2015
	Amount	%	Amount	%
Other specialty	$329,994	31.2	$311,307	28.9
Casualty	300,160	28.4	310,249	28.8
Property excluding property catastrophe	282,018	26.7	295,487	27.4
Property catastrophe	73,803	7.0	96,865	9.0
Marine and aviation	52,579	5.0	50,808	4.7
Other	17,678	1.7	12,419	1.2
Total	$1,056,232	100.0	$1,077,135	100.0

Pro rata	$561,986	53.2	$563,585	52.3
Excess of loss	494,246	46.8	513,550	47.7
Total	$1,056,232	100.0	$1,077,135	100.0
Net premiums earned in 2017 were 8.2% higher than in 2016, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written and a higher level of retrocessions. Net premiums earned in 2016 were 1.9% lower than in 2015.
Other Underwriting Income.
Other underwriting income in 2017 was $11.3 million, compared to $36.4 million in 2016 and $10.6 million in 2015. The 2016 period included $19.1 million related to a contract which was commuted during the 2016 second quarter. This contract had been reflected as a deposit accounting liability (i.e., a contract that, in accordance with GAAP, does not pass risk transfer) prior to the commutation.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2017	2016	2015
Current year	82.2%	65.7%	61.8%
Prior period reserve development	(14.5)%	(20.7)%	(20.9)%
Loss ratio	67.7%	45.0%	40.9%
Current Year Loss Ratio.
2017 versus 2016: The reinsurance segment’s current year loss ratio was 16.5 points higher in 2017 than in 2016. The 2017 loss ratio included 16.0 points for current year catastrophic event activity, primarily related to Hurricanes Harvey, Irma and Maria and the California wildfires, compared to 4.1 points in 2016. In addition, the loss ratio for 2017 reflects the impact of the retroactive reinsurance contract noted above (net premiums earned at a high loss ratio), which increased the current year loss ratio by 1.3 points. The balance of the change in the 2017 current year loss ratio resulted, in part, from the effects of market conditions and changes in the mix of business.

2016 versus 2015: The reinsurance segment’s current year loss ratio was 3.9 points higher in 2016 than in 2015. The 2016 loss ratio included 4.1 points for current year catastrophic event activity, compared to 3.5 points in 2015. The 2016 current year loss ratio reflected a significantly lower contribution from property lines than in 2015. In addition, the loss ratio for 2016 reflects the impact of a loss portfolio transfer (net premiums earned at a high loss ratio), which increased the current year loss ratio by 2.1 points.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $165.4 million, or 14.5 points, for 2017, compared to $218.8 million, or 20.7 points, for 2016, and $224.8 million, of 20.9 points, for 2015. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2017 versus 2016: The underwriting expense ratio for the reinsurance segment was 32.2% in 2017, compared to 33.6% in 2016. Due to intercompany loss portfolio transfers effective on December 31, 2017 that transferred $1.36 billion of net retained reserves for losses and allocated loss adjustment expenses between subsidiaries, the reinsurance segment’s 2017 acquisition expense ratio reflected 1.2 points of federal excise taxes in connection with such activity. The comparison of the underwriting expense ratios primarily reflected changes in the mix and type of business.
2016 versus 2015: The underwriting expense ratio for the reinsurance segment was 33.6% in 2016, compared to 35.2% in 2015. The 2016 ratio reflected approximately 1.3 points of benefit from the loss portfolio transfer noted above (net premiums earned with no related expenses).
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as GSE credit risk sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily provided by Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”), as well as through Arch Mortgage Guaranty Company; mortgage reinsurance by Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe provided by Arch MI Europe and in Hong Kong by Arch MI Asia; and various GSE credit risk-sharing products provided primarily by Arch Re Bermuda.

ARCH CAPITAL	64	2017 FORM 10-K

The following tables set forth our mortgage segment’s underwriting results. On December 31, 2016, we completed the acquisition of UGC. As such, the 2017 results reflect the combination of Arch and UGC while the 2016 and 2015 periods do not reflect UGC activity.

	Year Ended December 31,
	2017	2016	% Change
Gross premiums written	$1,368,138	$499,725	173.8
Premiums ceded	(256,796)	(108,259)
Net premiums written	1,111,342	391,466	183.9
Change in unearned premiums	(54,176)	(104,750)
Net premiums earned	1,057,166	286,716	268.7
Other underwriting income	15,737	17,024
Losses and loss adjustment expenses	(134,677)	(28,943)
Acquisition expenses	(100,598)	(21,790)
Other operating expenses	(146,336)	(96,672)
Underwriting income	$691,292	$156,335	342.2

Underwriting Ratios			% Point Change
Loss ratio	12.7%	10.1%	2.6
Acquisition expense ratio	9.5%	7.6%	1.9
Other operating expense ratio	13.8%	33.7%	(19.9)
Combined ratio	36.0%	51.4%	(15.4)

	Year Ended December 31,
	2016	2015	% Change
Gross premiums written	$499,725	$295,557	69.1
Premiums ceded	(108,259)	(28,064)
Net premiums written	391,466	267,493	46.3
Change in unearned premiums	(104,750)	(53,383)
Net premiums earned	286,716	214,110	33.9
Other underwriting income	17,024	18,430
Losses and loss adjustment expenses	(28,943)	(40,247)
Acquisition expenses	(21,790)	(30,817)
Other operating expenses	(96,672)	(78,142)
Underwriting income	$156,335	$83,334	87.6

Underwriting Ratios			% Point Change
Loss ratio	10.1%	18.8%	(8.7)
Acquisition expense ratio	7.6%	14.4%	(6.8)
Other operating expense ratio	33.7%	36.5%	(2.8)
Combined ratio	51.4%	69.7%	(18.3)

Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2017	2016	2015
Net premiums written by client location
United States	$1,005,437	$280,509	$193,617
Other	105,905	110,957	73,876
Total	$1,111,342	$391,466	$267,493

Net premiums written by underwriting location
United States	$903,329	$186,826	$125,317
Other	208,013	204,640	142,176
Total	$1,111,342	$391,466	$267,493
2017 versus 2016: Gross premiums written by the mortgage segment in 2017 were 173.8% higher than in 2016, primarily reflecting growth in insurance in force due to the acquisition of UGC, while net premiums written increased 183.9%. The persistency rate of the primary portfolio of mortgage loans of Arch MI U.S. was 81.8% at December 31, 2017. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
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
Arch MI U.S. generated $62.0 billion of new insurance written (“NIW”) during 2017. NIW represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	65	2017 FORM 10-K

Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by client location and underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2017	2016	2015
Net premiums earned by client location
United States	$1,014,439	$265,527	$202,930
Other	42,727	21,189	11,180
Total	$1,057,166	$286,716	$214,110

Net premiums earned by underwriting location
United States	$901,858	$155,929	$113,062
Other	155,308	130,787	101,048
Total	$1,057,166	$286,716	$214,110
Net premiums earned for 2017 was substantially higher than in 2016, primarily due to the acquisition of UGC. Growth from 2015 to 2016 primarily reflected growth of U.S. primary business along with a higher earned contribution from the mortgage segment’s quota share reinsurance business.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions receiving derivative accounting treatment, was $15.7 million for 2017, compared to $17.0 million for 2016 and $18.4 million for 2015.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2017	2016	2015
Current year	21.7%	17.5%	24.5%
Prior period reserve development	(9.0)%	(7.4)%	(5.7)%
Loss ratio	12.7%	10.1%	18.8%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We evaluate whether a premium deficiency exists quarterly. No such reserve was established during 2017.
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 4.2 points higher in 2017 compared to 2016 and 7.0 points lower in 2016 compared to 2015. The current year loss ratio for 2017 reflects changes in the mix of business due to the UGC acquisition when compared to 2016, and the impact of delinquencies emanating from new notices from areas impacted by the 2017 third quarter hurricanes. The lower current year loss ratio for 2016 compared to 2015 also reflected changes in the mix of business and a decrease in delinquent loans and a lower claim rate on such loans.
We insure mortgages for homes in areas that have been impacted by catastrophic events, such as Hurricanes Harvey and Irma. We experienced an increase in delinquency notices on insured loans impacted by such events in the 2017 fourth quarter. Generally, mortgage insurance losses occur only when a credit event occurs and, following a physical damage event, when the home is restored to pre-storm condition. Our ultimate claims exposure will depend on the number of delinquency notices received and the ultimate claim rate related to such notices. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and flood insurance carried on a related property, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas. Management anticipates that subsequent quarters may experience some loss activity from the impacted areas, but does not expect this to be material.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $95.0 million, or 9.0 points, for 2017, compared to $21.2 million, or 7.4 points, for 2016, and $12.3 million, or 5.7 points, for 2015. The 2017 increase in net favorable development was primarily on the acquired UGC reserves. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2017 versus 2016: The underwriting expense ratio for the mortgage segment was 23.3% for 2017, compared to 41.3% for 2016. The decrease in the underwriting expense ratio reflects the higher level of net premiums earned and expense savings from integration efforts following the acquisition of UGC.
2016 versus 2015: The underwriting expense ratio for the mortgage segment was 41.3% for 2016, compared to 50.9% for

ARCH CAPITAL	66	2017 FORM 10-K

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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities	$336,894	$242,310	$241,389
Equity securities	12,703	13,823	14,339
Short-term investments	9,343	3,619	574
Other (1)	79,789	66,300	61,011
Gross investment income	438,729	326,052	317,313
Investment expenses (2)	(56,657)	(48,859)	(45,633)
Net investment income	$382,072	$277,193	$271,680

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other.

(2)	Investment expenses were approximately 0.30% of average invested assets for 2017, compared to 0.34% for 2016 and 0.35% for 2015.

The pre-tax investment income yield was 2.06% for 2017, compared to 1.92% for 2016 and 2.06% for 2015. The comparability of net investment income between the periods was influenced by the increase in investable assets resulting from the UGC acquisition, repurchase activity under our share repurchase program, as well as changes in the pre-tax investment income yield, reflecting changes in investment allocations and the impact of prevailing interest rates. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Corporate Expenses.
Corporate expenses were $61.6 million for 2017, compared to $49.4 million for 2016 and $49.7 million for 2015. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company.

Interest Expense.
Interest expense was $103.6 million for 2017, compared to $53.5 million for 2016 and $41.5 million for 2015. Interest expense reflects amounts related to our outstanding senior notes, revolving credit agreement borrowings and other. We issued $950.0 million of senior notes in December 2016 in connection with the UGC acquisition and borrowed $400.0 million on our revolving credit agreement. During 2017, we repaid $125 million of such borrowings. As such, our borrowing costs were higher for 2017 than in the 2016 and 2015 periods.
Loss on Redemption of Preferred Shares.
In September 2017, we redeemed $230 million of 6.75% Series C preferred shares and, in accordance with GAAP, recorded a loss of $6.7 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.
Net Realized Gains (Losses).
We recorded net realized gains of $148.8 million for 2017, compared to net realized gains of $69.6 million for 2016 and net realized losses of $99.1 million for 2015. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also includes realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets and liabilities accounted for using the fair value option along with re-measurement of contingent consideration liability amounts.
Net Impairment Losses Recognized in Earnings.
For 2017, we recorded $7.1 million of credit related impairments in earnings, compared to $30.4 million in 2016 and $20.1 million in 2015. The impairment losses recorded in 2017 were primarily related to foreign currency and the liquidation of one portfolio, while the 2016 period included reductions on two asset backed securities based on information received from external investment managers and a review of cash flow projections in order to determine expected recovery values. See note 9, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements in Item 8 for additional information.

ARCH CAPITAL	67	2017 FORM 10-K

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $142.3 million of equity in net income related to investment funds accounted for using the equity method for 2017, compared to $48.5 million for 2016 and $25.5 million for 2015. The increase reflected strong returns on funds invested in global equities and other strategies. Investment funds accounted for using the equity method totaled $1.04 billion at December 31, 2017, compared to $811.3 million at December 31, 2016. See note 9, “Investments—Equity in Net Income (Loss) of Investment Funds Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for 2017 were $113.3 million, compared to net foreign exchange gains for 2016 of $31.4 million and net foreign exchange gains for 2015 of $62.6 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
UGC Transaction Costs and Other.
UGC transaction costs and other were $22.2 million for 2017, compared to $41.7 million for 2016. For 2017, UGC transaction costs and other primarily related to severance and severance related costs related to the UGC acquisition. For 2016, UGC transaction costs and other included $32.3 million of non-recurring costs such as advisory, financing and legal.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in an expense of 17.1% for 2017, compared to an expense of 4.3% for 2016 and an expense of 7.0% for 2015. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. Income tax expense for 2017 included a net $8.1 million charge due to the revaluation of our net U.S. deferred tax asset resulting from the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We recorded a $21.5 million income tax expense outside of after-tax operating income available to Arch common shareholders, a non-GAAP measure, for the pure impact of the U.S. corporate tax rate reduction and a partially offsetting income tax benefit as part of after-tax operating income available to Arch common shareholders for actions taken by management, resulting in the net $8.1 million charge due to the revaluation of our net U.S. deferred tax asset resulting from the reduction in the U.S. corporate income tax rate. See “General—Comment on Non-GAAP Financial Measures.”

See note 14, “Income Taxes,” to our consolidated financial statements in Item 8 for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2017, 2016 and 2015.
Other Segment
The ‘other’ segment includes the results of Watford Re. Pursuant to generally accepted accounting principles, Watford Re is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford Re. As such, we consolidate the results of Watford Re in our consolidated financial statements, although we only own approximately 11% of Watford Re’s common equity. See note 4, “Variable Interest Entity and Noncontrolling Interests,” and note 5, “Segment Information,” to our consolidated financial statements in Item 8 for additional information.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, goodwill and intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2017. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.
Reserves for Losses and Loss Adjustment Expenses
We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and loss adjustment expenses, or Loss Reserves, that arise from the business we underwrite. Loss Reserves for our insurance and reinsurance operations are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred

ARCH CAPITAL	68	2017 FORM 10-K

at or before the balance sheet date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.
See note 7, “Short Duration Contracts,” to our consolidated financial statements in Item 8 for additional information on our reserving process.
At December 31, 2017 and 2016, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2017	2016
Insurance segment:
Case reserves	$1,648,910	$1,414,603
IBNR reserves	3,272,351	3,187,451
Total net reserves	4,921,261	4,602,054
Reinsurance segment:
Case reserves	1,033,413	762,730
Additional case reserves	158,377	92,524
IBNR reserves	1,499,962	1,517,983
Total net reserves	2,691,752	2,373,237
Mortgage segment:
Case reserves	443,069	593,222
IBNR reserves	104,169	59,791
Total net reserves (1)	547,238	653,013
Other segment:
Case reserves	260,876	125,703
Additional case reserves	32,587	9,513
IBNR reserves	465,168	353,865
Total net reserves	758,631	489,081
Total:
Case reserves	3,386,268	2,896,258
Additional case reserves	190,964	102,037
IBNR reserves	5,341,650	5,119,090
Total net reserves	$8,918,882	$8,117,385

(1)
At December 31, 2017, total net reserves include $477.1 million from U.S. primary mortgage insurance business, of which 68.3% represents policy years 2007 and prior, 11.5% from 2008 and the remainder from later policy years. At December 31, 2016, total net reserves include $606.9 million from U.S. primary mortgage insurance business, of which 76.6% represents policy years 2007 and prior, 12.3% from 2008 and the remainder from later policy years.

At December 31, 2017 and 2016, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2017	2016
Professional lines (1)	$1,308,261	$1,293,667
Construction and national accounts	1,094,300	976,109
Excess and surplus casualty (2)	672,903	687,305
Programs	644,340	667,677
Property, energy, marine and aviation	437,518	302,057
Travel, accident and health	86,122	72,726
Lenders products	53,912	42,147
Other (3)	623,905	560,366
Total net reserves	$4,921,261	$4,602,054

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
At December 31, 2017 and 2016, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2017	2016
Casualty	$1,489,933	$1,355,362
Other specialty	523,321	428,205
Property excluding property catastrophe	376,020	297,200
Marine and aviation	135,484	147,700
Property catastrophe	98,622	86,026
Other	68,372	58,744
Total net reserves	$2,691,752	$2,373,237
Potential Variability in Loss Reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2017 by underwriting segment (excluding the ‘other’ segment). The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2017, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2017, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

ARCH CAPITAL	69	2017 FORM 10-K

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months
Third party occurrence business	10	6
Third party claims-made business	10	6
All other	10	6

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$25,425	$50,468
Third party occurrence business	109,501	86,978
Third party claims-made business	233,750	161,112
All other	120,361	137,097

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	(5) points	(3) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Multi-line and other specialty	(10)	(6)

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$(25,425)	$(26,077)
Third party occurrence business	(107,948)	(70,278)
Third party claims-made business	(233,687)	(136,850)
Multi-line and other specialty	(117,257)	(94,729)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Other specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$108,249	$124,560
Other specialty	50,383	26,952
Property excluding property catastrophe	13,718	34,757
Property catastrophe	3,439	5,966
Marine and aviation	6,937	10,685
Other	4,440	2,727

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Other specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(108,249)	$(98,666)
Other specialty	(50,383)	(44,630)
Property excluding property catastrophe	(13,717)	(31,273)
Property catastrophe	(3,437)	(3,814)
Marine and aviation	(6,939)	(10,631)
Other	(4,440)	(2,571)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2017 and are not meant to be a “best case” or “worst case” series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2017 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of the unpaid principal balance at December 31, 2017), we estimated that our loss reserves would change by approximately $20.8 million at December 31, 2017. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 35% at December 31, 2017), we estimated a $16.0 million change in our loss reserves at December 31, 2017.
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

ARCH CAPITAL	70	2017 FORM 10-K

At December 31, 2017, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$4,921,261	$2,691,752	$547,238	$8,160,251

Simulation results:
90th percentile (2)	$5,968,241	$3,384,491	$654,929	$9,570,321
10th percentile (3)	$3,976,173	$2,089,025	$446,850	$6,875,498

(1)	Net of reinsurance recoverables and deferred reinsurance charge asset. Excludes amounts reflected in the ‘other’ segment.

(2)	Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(3)	Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.41 billion, or $10.13 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.28 billion, or $9.23 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2017.

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2017 and 2016:

(U.S. Dollars in millions)	December 31,
	2017		2016
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. mortgage insurance	$253,914	72.2	$234,518	74.3
Mortgage reinsurance	28,017	8.0	24,315	7.7
Other (2)	69,905	19.9	56,776	18.0
Total	$351,836	100.0	$315,609	100.0
Risk In Force (RIF) (3):
U.S. mortgage insurance	$64,904	92.3	$59,712	92.7
Mortgage reinsurance	2,473	3.5	2,489	3.9
Other (2)	2,921	4.2	2,242	3.5
Total	$70,298	100.0	$64,443	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage segment’s business were as follows at December 31, 2017:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2007 and prior	$20,716	8.2	$4,665	7.2	11.05%
2008	5,424	2.1	1,338	2.1	6.21%
2009	1,072	0.4	253	0.4	2.94%
2010	1,089	0.4	295	0.5	2.31%
2011	3,828	1.5	1,046	1.6	1.37%
2012	13,247	5.2	3,629	5.6	0.75%
2013	21,840	8.6	5,996	9.2	0.95%
2014	22,884	9.0	6,112	9.4	1.10%
2015	41,991	16.5	10,828	16.7	0.77%
2016	62,020	24.4	15,643	24.1	0.80%
2017	59,803	23.6	15,099	23.3	0.35%
Total	$253,914	100.0	$64,904	100.0	2.23%

(1)	Represents the ending percentage of loans in default.

ARCH CAPITAL	71	2017 FORM 10-K

The insurance in force and risk in force for our U.S. primary mortgage segment’s business were as follows at December 31, 2016:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2007 and prior	$26,185	11.2	$6,042	10.1	12.01%
2008	6,245	2.7	1,536	2.6	7.01%
2009	1,773	0.8	419	0.7	2.42%
2010	1,890	0.8	508	0.9	1.75%
2011	5,488	2.3	1,494	2.5	1.15%
2012	18,475	7.9	4,993	8.4	0.66%
2013	27,698	11.8	7,450	12.5	0.74%
2014	29,491	12.6	7,767	13.0	0.65%
2015	50,400	21.5	12,793	21.4	0.29%
2016	66,873	28.5	16,710	28.0	0.08%
Total	$234,518	100.0	$59,712	100.0	2.57%

(1)	Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business risk in force at December 31, 2017 and 2016:

(U.S. Dollars in millions)	December 31,
	2017		2016
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$37,794	58.2	$34,867	58.4
680-739	21,213	32.7	18,976	31.8
620-679	5,159	7.9	5,050	8.5
<620	738	1.1	819	1.4
Total	$64,904	100.0	$59,712	100.0
Weighted average FICO score	743		743

Loan-to-Value (LTV):
95.01% and above	$6,337	9.8	$5,781	9.7
90.01% to 95.00%	36,174	55.7	32,986	55.2
85.01% to 90.00%	19,482	30.0	18,140	30.4
85.00% and below	2,911	4.5	2,805	4.7
Total	$64,904	100.0	$59,712	100.0
Weighted average LTV	92.9%		92.9%

Total RIF, net of external reinsurance	$49,100		$42,183

(U.S. Dollars in millions)	December 31,
	2017		2016
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,151	7.9	$4,961	8.3
California	3,803	5.9	3,222	5.4
Florida	2,881	4.4	2,367	4.0
Virginia	2,773	4.3	2,586	4.3
North Carolina	2,410	3.7	2,245	3.8
Georgia	2,331	3.6	2,111	3.5
Washington	2,294	3.5	2,331	3.9
Maryland	2,234	3.4	2,080	3.5
Illinois	2,229	3.4	2,090	3.5
Minnesota	2,165	3.3	1,986	3.3
Others	36,633	56.4	33,733	56.5
Total	$64,904	100.0	$59,712	100.0
The following table provides supplemental disclosures for our U.S. mortgage insurance operations related to insured loans and loss metrics for the years ended December 31, 2017 and 2016:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2017	2016
Rollforward of insured loans in default:
Beginning delinquent number of loans (1)	29,691	2,702
New notices (3)	41,846	4,493
Cures	(38,413)	(4,073)
Paid claims	(6,056)	(719)
Acquired delinquent loans (2)	—	27,288
Ending delinquent number of loans (1)(3)	27,068	29,691

Ending number of policies in force (1)	1,213,382	1,153,630

Delinquency rate (1)(3)	2.23%	2.57%

Losses:
Number of claims paid	6,056	719
Total paid claims	$265,924	$28,505
Average per claim	$43.9	$39.6
Severity (4)	103.4%	93.1%

Average reserve per default (in thousands) (1)(3)	$16.5	$20.5

(1)	Includes first lien primary and pool policies.

(2)	Reflects the acquisition of UGC on December 31, 2016.

(3)	2017 year includes approximately 3,700 new notices and 3,200 ending delinquent loans from areas impacted by the 2017 third quarter hurricanes.

(4)	Represents total paid claims divided by RIF of loans for which claims were paid.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 10.8 to 1 at December 31, 2017, compared to 12.4 to 1 at December 31, 2016.
Ceded Reinsurance
In the normal course of business, our insurance and mortgage insurance operations cede a portion of their premium on a quota

ARCH CAPITAL	72	2017 FORM 10-K

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
The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance and reinsurance operations have been successful in obtaining adequate reinsurance and retrocessional protection, it is not certain that they will be able to continue to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, our insurance, reinsurance and mortgage operations may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements and may lead to increased volatility in our results of operations in future periods. See “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Our insurance operations had in effect during 2017 a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $200 million in excess of a $150 million retention per occurrence, consistent with the program in place for 2016. In the 2018 first quarter, our insurance operations renewed its reinsurance program with the same limits.
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 22.1% of gross premiums written for 2017, compared to 22.5% for 2016 and 20.4% for 2015. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding our ability to collect amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See “Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables” for further details.
Premium Revenues and Related Expenses
Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates in our insurance operations’ programs, specialty lines, collateral protection business and for participation in involuntary pools. The amount of such insurance premium estimates, included in premiums receivable and other assets, was $71.1 million at December 31, 2017, compared to $67.1 million at December 31, 2016. Such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.
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

ARCH CAPITAL	73	2017 FORM 10-K

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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2017:

	December 31, 2017
	Gross Amount	Acquisition Expenses	Net Amount
Other specialty	$191,305	$(61,563)	$129,742
Casualty	170,675	(55,903)	114,772
Property excluding property catastrophe	55,970	(18,562)	37,408
Marine and aviation	25,299	(7,241)	18,058
Property catastrophe	1,832	(164)	1,668
Other	52,275	(11,286)	40,989
Total	$497,356	$(154,719)	$342,637
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
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2017.
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
Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, we bifurcate the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately where practical. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated amount or timing of cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.
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

ARCH CAPITAL	74	2017 FORM 10-K

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

To assess the need for a PDR on our mortgage exposures, we develop loss projections based on modeled loan defaults related to our current policies in force. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim, as well as recent trends in the rate at which loans are prepaid, and incorporates anticipated interest income. Evaluating the expected profitability of our existing mortgage insurance business and the need for a PDR for our mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty.
No premium deficiency charges were recorded by us during 2017, 2016 and 2015.
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

ARCH CAPITAL	75	2017 FORM 10-K

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
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2017 by valuation hierarchy.
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
For 2017, we recorded $7.1 million of credit related impairments in earnings, compared to $30.4 million in 2016 and $20.1 million in 2015. See note 9, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements in Item 8 for additional information.
Reclassifications
We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders’ equity or cash flows.
Recent Accounting Pronouncements
See note 3(q), “Significant Accounting Policies—Recent Accounting Pronouncements,” to our consolidated financial statements in Item 8 for disclosures concerning recent accounting pronouncements.

ARCH CAPITAL	76	2017 FORM 10-K

FINANCIAL CONDITION

Investable Assets
At December 31, 2017, total investable assets held by Arch were $19.72 billion, excluding the $2.44 billion included in the ‘other’ segment (i.e., attributable to Watford Re).
Investable Assets Held by Arch
The Finance, Investment and Risk Committee of our board of directors establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The FIR Committee reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers and formulates investment strategy in conjunction with the FIR Committee.
The following table summarizes the fair value of investable assets held by Arch (i.e., excluding the ‘other’ segment):

Investable assets (1):	Estimated Fair Value	% of Total
December 31, 2017
Fixed maturities (2)	$14,798,213	75.1
Short-term investments (2)	1,509,713	7.7
Cash	551,696	2.8
Equity securities (2)	576,040	2.9
Other investments (2)	1,476,960	7.5
Investments accounted for using the equity method	1,041,322	5.3
Securities transactions entered into but not settled at the balance sheet date	(237,523)	(1.2)
Total investable assets held by Arch	$19,716,421	100.0

December 31, 2016
Fixed maturities (2)	$14,521,774	77.9
Short-term investments (2)	676,547	3.6
Cash	768,049	4.1
Equity securities (2)	558,008	3.0
Other investments (2)	1,276,841	6.9
Investments accounted for using the equity method	811,273	4.4
Securities transactions entered into but not settled at the balance sheet date	23,697	0.1
Total investable assets held by Arch	$18,636,189	100.0

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

At December 31, 2017, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.32%. At December 31, 2016, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa3” and an average yield to maturity of 2.03%. Our investment portfolio had an average effective duration of 2.83 years at December 31, 2017, compared to 3.64 years at December 31, 2016. At December 31, 2017, approximately $13.73 billion, or 70%, of total investable assets held by Arch were internally managed, compared to $13.90 billion, or 75%, at December 31, 2016.
The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
December 31, 2017
Corporate bonds	$4,787,272	32.4
Mortgage backed securities	328,924	2.2
Municipal bonds	2,158,840	14.6
Commercial mortgage backed securities	545,817	3.7
U.S. government and government agencies	3,484,257	23.5
Non-U.S. government securities	1,704,337	11.5
Asset backed securities	1,788,766	12.1
Total	$14,798,213	100.0

December 31, 2016
Corporate bonds	$4,696,079	32.3
Mortgage backed securities	504,677	3.5
Municipal bonds	3,713,434	25.6
Commercial mortgage backed securities	536,051	3.7
U.S. government and government agencies	2,804,811	19.3
Non-U.S. government securities	1,142,735	7.9
Asset backed securities	1,123,987	7.7
Total	$14,521,774	100.0

ARCH CAPITAL	77	2017 FORM 10-K

The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
December 31, 2017
U.S. government and gov’t agencies (1)	$3,771,835	25.5
AAA	4,080,808	27.6
AA	2,440,864	16.5
A	2,470,936	16.7
BBB	1,157,136	7.8
BB	313,286	2.1
B	254,011	1.7
Lower than B	77,543	0.5
Not rated	231,794	1.6
Total	$14,798,213	100.0

December 31, 2016
U.S. government and gov’t agencies (1)	$3,210,899	22.1
AAA	3,918,739	27.0
AA	3,148,226	21.7
A	2,338,834	16.1
BBB	1,203,942	8.3
BB	226,321	1.6
B	156,405	1.1
Lower than B	90,833	0.6
Not rated	227,574	1.6
Total	$14,521,774	100.0

(1)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2017
0-10%	$9,598,768	$(93,057)	87.6
10-20%	82,638	(11,269)	10.6
20-30%	2,108	(671)	0.6
Greater than 30%	1,881	(1,184)	1.1
Total	$9,685,395	$(106,181)	100.0

December 31, 2016
0-10%	$7,078,582	$(127,909)	71.6
10-20%	155,403	(24,219)	13.5
20-30%	89,887	(25,929)	14.5
Greater than 30%	1,496	(702)	0.4
Total	$7,325,368	$(178,759)	100.0

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2017, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Apple Inc.	$239,649	AA+/Aa1
Citigroup Inc.	129,196	A/A2
Microsoft Corporation	118,895	AAA/Aaa
Philip Morris International Inc.	118,647	A/A2
JPMorgan Chase & Co.	112,047	A-/A3
Wells Fargo & Company	104,159	A/A1
Oracle Corporation	98,753	AA-/A1
The Bank of New York Mellon Corporation	87,933	A/A1
The Goldman Sachs Group, Inc.	79,476	BBB+/A3
American Express Company	76,185	BBB+/A3
Total	$1,164,940

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which include residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2017
RMBS	$284,466	$14,581	$29,877	$328,924
CMBS	3,112	465,980	76,725	545,817
ABS	—	1,691,232	97,534	1,788,766
Total	$287,578	$2,171,793	$204,136	$2,663,507

Dec. 31, 2016
RMBS	$393,188	$60,600	$50,889	$504,677
CMBS	12,900	513,266	9,885	536,051
ABS	—	1,077,614	46,373	1,123,987
Total	$406,088	$1,651,480	$107,147	$2,164,715
At December 31, 2017, our structured securities included $42.3 million par value in sub-prime securities with a fair value of $35.4 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.” At December 31, 2016, our fixed income portfolio included $25.3 million par value in sub-prime securities with a fair value of $23.3 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.”
At December 31, 2017, our investment portfolio included $576.0 million of equity securities, compared to $558.0 million at December 31, 2016. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors.

ARCH CAPITAL	78	2017 FORM 10-K

The following table provides information on the severity of the unrealized loss position as a percentage of cost for all equity securities classified as available for sale which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2017
0-10%	$157,810	$(3,592)	64.3
10-20%	6,110	(884)	15.8
20-30%	1,482	(402)	7.2
Greater than 30%	1,160	(705)	12.6
Total	$166,562	$(5,583)	100.0

December 31, 2016
0-10%	$214,364	$(8,776)	50.1
10-20%	52,034	(7,100)	40.5
20-30%	1,983	(607)	3.5
Greater than 30%	1,000	(1,034)	5.9
Total	$269,381	$(17,517)	100.0
The following table provides information on the fair value of our Eurozone investments at December 31, 2017:

Country (1)	Sovereign (2)	Corporate Bonds	Other (3)	Total
Germany	$151,138	$3,069	$48,015	$202,222
Netherlands	106,924	59,007	5,952	171,883
Belgium	67,845	9,068	1,206	78,119
France	—	12,656	36,947	49,603
Luxembourg	—	16,065	16,727	32,792
Spain	—	1,642	18,417	20,059
Austria	18,503	—	—	18,503
Ireland	—	6,608	1,425	8,033
Greece	2,356	—	4,313	6,669
Finland	—	—	4,346	4,346
Italy	—	2,191	457	2,648
Portugal	—	—	1,047	1,047
Total	$346,766	$110,306	$138,852	$595,924

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at December 31, 2017.

(2)	Includes securities issued and/or guaranteed by Eurozone governments.

(3)	Includes bank loans, equities and other.

The following table summarizes our other investments:

	December 31,
	2017	2016
Available for sale:
Asian and emerging markets	$135,140	$84,778
Investment grade fixed income	53,878	33,923
Credit related funds	18,365	7,469
Other	57,606	41,800
Total available for sale	264,989	167,970
Fair value option:
Term loan investments	326,085	378,877
Mezzanine debt funds	252,160	127,943
Credit related funds	175,422	218,298
Investment grade fixed income	102,347	75,468
Asian and emerging markets	208,928	178,568
Other (1)	147,029	129,717
Total fair value option	1,211,971	1,108,871
Total	$1,476,960	$1,276,841

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2017 and December 31, 2016 segregated by level in the fair value hierarchy.
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.

ARCH CAPITAL	79	2017 FORM 10-K

The following table summarizes investable assets in the ‘other’ segment:

	December 31,
	2017	2016
Investments accounted for using the fair value option:
Other investments	$924,410	$811,922
Fixed maturities	1,177,033	734,260
Short-term investments	256,755	309,127
Equity securities	67,868	2,314
Total	2,426,066	1,857,623
Cash	54,503	74,893
Securities sold but not yet purchased	(34,375)	(33,157)
Securities transactions entered into but not settled at the balance sheet date	(6,127)	(41,596)
Total investable assets included in ‘other’ segment	$2,440,067	$1,857,763
Premiums Receivable and Reinsurance Recoverables
At December 31, 2017, 78.2% of premiums receivable of $1.14 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.0% of the total. At December 31, 2016, 81.0% of premiums receivable of $1.07 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 5.2% of the total. At December 31, 2017 and 2016, our reserves for doubtful accounts were approximately $25.3 million and $21.0 million, respectively.
At December 31, 2017 and 2016, approximately 69.9% and 75.7% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $2.54 billion and $2.11 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 30.1% and 24.3%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at December 31, 2017 and 2016. The largest reinsurance recoverables from any one carrier was approximately 2.2% and 2.4%, respectively, of total shareholders’ equity available to Arch at December 31, 2017 and 2016.
Approximately 3.0% of the $75.2 million of paid losses and loss adjustment expenses recoverable were in excess of 90 days overdue at December 31, 2017, compared to 6.7% of the $30.6 million of paid losses and loss adjustment expenses recoverable at December 31, 2016. No collection issues were indicated on the amount in excess of 90 days overdue at December 31, 2017.

The following table details our reinsurance recoverables at December 31, 2017:

	% of Total	A.M. Best Rating (1)
Everest Reinsurance Company	7.9	A+
Munich Reinsurance America, Inc.	6.3	A+
Hannover Rückversicherung AG	5.0	A+
Swiss Reinsurance America Corporation	4.9	A+
XL Catlin plc	4.4	A
Transatlantic Reinsurance Company	4.3	A+
Partner Reinsurance Company of the U.S.	4.3	A
Lloyd’s syndicates (2)	3.3	A
Berkley Insurance Company	3.2	A+
Liberty Mutual Insurance Company	3.0	A
Odyssey America Reinsurance Corporation	2.7	A
All other -- “A-” or better	20.6
All other -- not rated (3)	30.1
Total	100.0

(1)
The financial strength ratings are as of February 12, 2018 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.”

(2)	The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.

(3)	Over 90% of such amount is collateralized through reinsurance trusts or letters of credit.
Reserves for Losses and Loss Adjustment Expenses
We establish reserves for losses and LAE (Loss Reserves) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we have relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Reserves for Losses and Loss Adjustment Expenses” and “Business—Reserves” for further details.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $9.20 billion at December 31, 2017, compared to $8.25 billion at December 31, 2016. The increase in 2017 was primarily attributable to underwriting and investment returns.

ARCH CAPITAL	80	2017 FORM 10-K

The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	December 31,
	2017	2016
Total shareholders’ equity available to Arch	$9,196,602	$8,253,718
Less preferred shareholders’ equity	872,555	772,555
Common shareholders’ equity available to Arch	$8,324,047	$7,481,163
Common shares and common share equivalents outstanding, net of treasury shares (1)	136,652,139	135,550,337
Book value per share	$60.91	$55.19

(1)	Excludes the effects of 6,590,058 and 6,872,494 stock options and 304,496 and 381,461 restricted stock units outstanding at December 31, 2017 and December 31, 2016, respectively.

LIQUIDITY

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Arch Capital is a holding company whose assets primarily consist of the shares in its subsidiaries. Generally, Arch Capital depends on its available cash resources, liquid investments and dividends or other distributions from its subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any dividends or liquidation amounts with respect to our preferred and common shares.
In 2017, Arch Capital received dividends of $220.3 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer. Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S., received $387.0 million of dividends from subsidiaries of United Guaranty Corporation, including United Guaranty Residential Insurance Company, in 2017. Of such amount, $263.0 million was contributed to Arch Mortgage Insurance Company. In addition, Arch-U.S. received $50.0 million of dividends from Arch Re U.S., our U.S.-licensed reinsurer.
Pursuant to our 2014 acquisition of the CMG Entities, we made a contingent consideration payment of $71.7 million in April 2017. The contingent consideration payments are based on the closing book value of the pre-closing portfolio of the CMG Entities as re-calculated over an earn-out period and payable at the third, fifth and sixth anniversaries after closing (subject to a one time extension period of one to three years at the sellers’ discretion). The maximum amount of remaining contingent consideration payments is $68.2 million over the earn-out period. We currently expect that the maximum amount will be paid over the remaining earn-out period. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by us, no additional payments would be due.
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

ARCH CAPITAL	81	2017 FORM 10-K

Dividend Restrictions
Arch Capital has no material restrictions on its ability to make distributions to shareholders, however the ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is limited by the applicable local laws and relevant regulations of the various countries and states in which we operate. See note 23, “Statutory Information,” to our consolidated financial statements in Item 8 for additional information on dividend restrictions.
The payment of dividends from Arch Re Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity.
Our U.S. insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of our regulated insurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Each state requires prior regulatory approval of any payment of extraordinary dividends.
We also have insurance subsidiaries that are the parent company for other insurance subsidiaries, which means that dividends and other distributions will be subject to multiple layers of regulations in order for our insurance subsidiaries to be able to dividend funds to Arch Capital. The inability of the subsidiaries of Arch Capital to pay dividends and other permitted distributions could have a material adverse effect on Arch Capital’s cash requirements and our ability to make principal, interest and dividend payments on the senior notes, preferred shares and common shares.
In addition to meeting applicable regulatory standards, the ability of our insurance and reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our insurance and reinsurance subsidiaries from independent rating agencies. The ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that Arch Capital has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations.
Restricted Assets
Our insurance, reinsurance and mortgage insurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2017 and 2016, such amounts approximated $6.01 billion and $5.48 billion, respectively, excluding amounts related to the ‘other’ segment.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in ventures such as Watford Re and others may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $1.70 billion at December 31, 2017 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment:

	Year Ended December 31,
	2017	2016	2015
Total cash provided by (used for):
Operating activities	$827,319	$1,109,913	$705,128
Investing activities	(888,341)	(2,602,714)	(357,038)
Financing activities	(166,829)	1,830,042	(367,529)
Effects of exchange rate changes on foreign currency cash	11,502	(13,967)	(10,031)
Increase (decrease) in cash	$(216,349)	$323,274	$(29,470)
•Cash provided by operating activities for 2017 was lower than in 2016, primarily reflecting an increase in paid losses and purchases of tax and loss bonds. The 2016 period reflected a higher level premiums collected than in the 2015 period, which reflected a higher level of outflows to reinsurers, including to Watford Re on affiliated transactions.
•Cash used for investing activities for 2017 was lower than in 2016, reflecting changes in cash collateral related to securities lending. Activity for 2016 reflected our acquisition of UGC, which closed on December 31, 2016.
•Cash used for financing activities for 2017 was higher than the cash provided in 2016, reflecting changes in cash collateral

ARCH CAPITAL	82	2017 FORM 10-K

related to securities lending and a $125 million repayment of borrowing on our revolving credit agreement. Activity for 2016 reflected various capital raising activity, such as the issuance of $950.0 million of senior notes, $400.0 million of borrowings under our revolving loan facility and $450.0 million of preferred shares in order to fund the cash consideration portion of the UGC acquisition. Activity for 2016 also reflected $75.3 million of repurchases under our share repurchase program, compared to $365.4 million for 2015.
Investments
At December 31, 2017, our investable assets were $19.72 billion, excluding the $2.44 billion of investable assets related to the ‘other’ segment. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities.
Changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of December 31, 2017 included $346.8 million of securities issued and/or guaranteed by Eurozone governments at fair value, $3.48 billion of obligations of the U.S. government and government agencies at fair value and $2.16 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.

CAPITAL RESOURCES

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.
At December 31, 2017, total capital available to Arch of $11.30 billion consisted of $1.73 billion of senior notes, representing 15.3% of the total, $375.0 million of revolving credit agreement borrowings due in October 2021, representing 3.3% of the total, $872.6 million of preferred shares, representing 7.7% of the total, and common shareholders’ equity of $8.32 billion, representing 73.6% of the total. At December 31, 2016, total capital available to Arch of $10.49 billion consisted of $1.73 billion of senior notes, representing 16.5% of the total, $500.0 million of revolving credit agreement borrowings, representing 4.8% of the total, $772.6 million of preferred shares, representing 7.4% of the total, and common shareholders’ equity of $7.48 billion, representing 71.3% of the total.
The following table summarizes our capital structure:

(U.S. dollars in thousands, except share data)	December 31,
	2017	2016
Debt:
Senior notes, due May 2034	$297,053	$296,957
Arch-U.S. senior notes, due Nov 2043 (1)	494,621	494,525
Arch Finance senior notes, due Dec 2026 (1)	496,043	495,689
Arch Finance senior notes, due Dec 2046 (1)	445,167	445,087
Revolving credit agreement borrowings due Oct 2021	375,000	500,000
Total	$2,107,884	$2,232,258

Shareholders’ equity available to Arch:
Series C non-cumulative preferred shares (2)	$92,555	$322,555
Series E non-cumulative preferred shares	450,000	450,000
Series F non-cumulative preferred shares	330,000	—
Common shareholders’ equity	8,324,047	7,481,163
Total	$9,196,602	$8,253,718

Total capital available to Arch	$11,304,486	$10,485,976

Debt to total capital (%)	18.6	21.3
Debt and preferred to total capital (%)	26.4	28.7

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	Redeemed on January 2, 2018.

Arch Capital and Arch-U.S. are each holding companies and, accordingly, they conduct substantially all of their operations through their operating subsidiaries. Arch Capital Finance LLC (“Arch Finance”) is a wholly owned subsidiary of Arch U.S. MI Holdings Inc., a U.S. holding company. As a result, Arch Capital, Arch-U.S. and Arch Finance's cash flows and their ability to service their debt depends upon the earnings of their

ARCH CAPITAL	83	2017 FORM 10-K

operating subsidiaries and on their ability to distribute the earnings, loans or other payments from such subsidiaries to Arch Capital, Arch-U.S. and Arch Finance, respectively.
See note 17, “Senior Notes,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and note 16, “Commitments and Contingencies—Letters of Credit and Revolving Credit Facilities,” to our consolidated financial statements in Item 8 for information on our revolving credit agreement borrowings. For additional information on our preferred shares, see note 19, “Shareholders’ Equity,” to our consolidated financial statements in Item 8.
During 2017, 2016 and 2015, we made interest payments of $103.7 million, $50.4 million and $49.6 million, respectively, related to our senior notes and other financing arrangements.
In November 2017, Arch Capital, Arch-U.S. and Arch Finance filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders.
Capital Adequacy
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2017 with a PMIER sufficiency ratio of 129%, compared to 116% at December 31, 2016.
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
Arch Capital, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Our U.S.-based insurance, reinsurance and mortgage insurance subsidiaries have entered into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. For the 2017 calendar year, the U.S. groups ceded quota share business to Arch Re Bermuda at an aggregate net cession rate (i.e., net of third party reinsurance) of approximately 45% (compared to 53% for 2016). All of the above factors have resulted in the non-U.S. group providing a higher contribution to our overall pre-tax income in the current period than the percentage of net premiums written would indicate. The reinsurance agreements between our U.S.-based insurance and reinsurance subsidiaries and Arch Re Bermuda were not renewed as of January 1, 2018.

ARCH CAPITAL	84	2017 FORM 10-K

As such, the level of subject business ceded to Arch Re Bermuda will be substantially lower in 2018 than in prior periods.
Except as described in the above paragraph, or where express reinsurance, guarantee or other financial support contractual arrangements are in place, each of Arch Capital’s subsidiaries or affiliates is solely responsible for its own liabilities and commitments (and no other Arch Capital subsidiary or affiliate is so responsible). Any reinsurance arrangements, guarantees or other financial support contractual arrangements that are in place are solely for the benefit of the Arch Capital subsidiary or affiliate involved and third parties (creditors or insureds of such entity) are not express beneficiaries of such arrangements.
Share Repurchase Program
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2017, Arch Capital has repurchased approximately 125.2 million common shares for an aggregate purchase price of $3.68 billion. At December 31, 2017, approximately $446.5 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

ARCH CAPITAL	85	2017 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.
Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2017:

	Payment due by period
	Total	2018	2019 and 2020	2021 and 2022	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$10,585,530	$2,763,000	$3,153,090	$1,661,268	$3,008,172
Deposit accounting liabilities (2)	22,319	3,089	2,989	783	15,458
Contractholder payables (3)	1,978,414	644,823	695,979	276,162	361,450
Operating lease obligations	167,995	28,230	55,638	46,665	37,462
Purchase obligations	29,721	19,665	8,328	1,728	—
Contingent consideration liabilities (4)	68,215	—	68,215	—	—
Investing activities
Unfunded investment commitments (5)	1,699,994	1,699,994	—	—	—
Financing activities
Securities lending payable (6)	476,605	476,605	—	—	—
Senior notes (including interest payments)	3,617,618	90,465	180,929	180,929	3,165,295
Capital lease obligations	15,552	9,655	5,765	132	—
Revolving credit agreement borrowings (7)	375,000	375,000	—	—	—
Total contractual obligations and commitments	$19,036,963	$6,110,526	$4,170,933	$2,167,667	$6,587,837

(1)
The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis (i.e., not reflecting any corresponding reinsurance recoverable amounts that would be due to us). It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty. Approximately 62% of our reserves for losses and loss adjustment expenses were incurred but not reported at December 31, 2017.

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

(4)
Pursuant to our 2014 acquisition of the CMG Entities, we are required to make remaining contingent consideration payments as re-calculated over an earn-out period. For purposes of this table, the maximum exposure has been shown using an estimated payout pattern.

(5)
Unfunded investment commitments are callable by our investment managers. We have assumed that such investments will be funded in the next year but the funding may occur over a longer period of time, due to market conditions and other factors.

(6)
As part of our securities lending program, we loan securities to third parties and receive collateral in the form of cash or securities. Such collateral is due back to the third parties at the close of the securities lending transactions, a majority of which is overnight and continuous by nature.

(7)
Amounts outstanding under credit facilities represent borrowings by Arch U.S. MI Holdings Inc., a wholly owned subsidiary of Arch Capital. Due to the variable nature of the interest payments on these borrowings and the ability to repay such borrowings at will, no interest payments have been reflected.

ARCH CAPITAL	86	2017 FORM 10-K

Letter of Credit and Revolving Credit Facilities
As of December 31, 2017, Arch Capital and certain of its subsidiaries had a $350.0 million secured facility for letters of credit and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Credit Agreement”). Obligations of each borrower under the secured facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Subject to the receipt of commitments, the secured facility may be increased by up to an aggregate of $350.0 million, and the unsecured facility may be increased to an amount not to exceed $750.0 million. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be reborrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of Arch Capital. Secured letters of credit are available for issuance on behalf of Arch Capital insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations.
The Credit Agreement contains customary representations, conditions to issuance of letters of credit and borrowings which include, among other things: (i) the maintenance of a debt to total capital ratio of not greater than 0.35 to 1; (ii) consolidated tangible net worth in excess of $5.63 billion plus 25% of future aggregate net income (not including any future net losses) for each quarterly period ending after December 31, 2016 plus 25% of future aggregate net cash proceeds from the issuance of common or preferred equity (other than the proceeds of which are used to fund the repurchase or redemption of our preferred securities (“Refinanced Preferred Securities”)), minus 70% of up to $750.0 million of the aggregate book value of any preferred securities of Arch Capital which are repurchased or redeemed by Arch Capital or its subsidiaries (other than Refinanced Preferred Securities); and (iii) that Arch Capital’s principal insurance and reinsurance subsidiaries that are borrowers under the Credit Agreement maintain a financial strength rating of at least a “B++” from A.M. Best or “BBB+” from S&P. In addition, certain of Arch Capital’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. Commitments under the Amended Credit Agreement will expire on October 26, 2021, and all loans then outstanding under the Amended Credit Agreement must be repaid. Letters of credit issued under the Amended Credit Agreement will not have an expiration date later than October 26, 2022. Arch Capital and its subsidiaries which are party to the Credit Agreement were in compliance with all covenants contained in the Credit Agreement at December 31, 2017.

In addition, certain of Arch Capital’s subsidiaries had outstanding letters of credit of $160.1 million, which were issued on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from our reinsurance subsidiaries in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, these letters of credit are secured by a portion of our investment portfolio. In addition, the LOC Facilities also require the maintenance of certain covenants, which we were in compliance with at December 31, 2017. At such date, we had approximately $324.4 million in outstanding letters of credit under the LOC Facilities, which were secured by investments with a fair value of $388.0 million, and had $375.0 million of borrowings outstanding under the Credit Agreement. Under the $350.0 million secured letter of credit facility, we had $164.3 million of letters of credit outstanding and remaining capacity of $185.7 million at December 31, 2017.

ARCH CAPITAL	87	2017 FORM 10-K

RATINGS

Our ability to underwrite business is affected by the quality of our claims paying ability and financial strength ratings as evaluated by independent agencies. Such ratings from third party internationally recognized statistical rating organizations or agencies are instrumental in establishing the financial security of companies in our industry. We believe that the primary users of such ratings include commercial and investment banks, policyholders, brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers, and are often an important factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. S&P, Moody’s, A.M. Best Company and Fitch Ratings are ratings agencies which have assigned financial strength ratings to one or more of Arch Capital’s subsidiaries.
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
The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site (www.ir.archcapgroup.com, under Credit Ratings) contains information about our ratings, but such information on our website is not incorporated by reference into this report.

CATASTROPHIC EVENTS AND SEVERE ECONOMIC EVENTS

We have large aggregate exposures to natural and man-made catastrophic events and severe economic events. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. Catastrophes can also cause losses in non-property business such as mortgage insurance, workers’ compensation or general liability. In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration, tend to generally increase the size of losses from catastrophic events over time.
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

ARCH CAPITAL	88	2017 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2018, our modeled peak zone catastrophe exposure is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $496 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County with net probable maximum pre-tax losses of $478 million and $406 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of January 1, 2018, our modeled peak zone earthquake exposure (San Francisco area earthquake) represented approximately 67% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
We also have significant exposure to losses due to mortgage defaults resulting from severe economic events in the future. For our U.S. mortgage insurance business, we have developed a proprietary risk model (“Realistic Disaster Scenario” or “RDS”) that simulates the maximum loss resulting from a severe economic downturn impacting the housing market. The RDS models the collective impact of adverse conditions for key economic indicators, the most significant of which is a decline in home prices. The RDS model projects paths of future home prices, unemployment rates, income levels and interest rates and assumes correlation across states and geographic regions.  The resulting future performance of our in-force portfolio is then estimated under the economic stress scenario, reflecting loan and borrower information.
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch (total shareholders’ equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time.  Based on in-force exposure estimated as of January 1, 2018, our modeled RDS loss was less than 17% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and after income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity or tangible shareholders’ equity from one or more catastrophic events or severe economic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risk Relating to Our Industry.” Depending on business opportunities and the mix of business that may comprise our insurance, reinsurance and mortgage portfolios, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business and mortgage default exposed business. See “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” for a discussion of our catastrophe reinsurance programs.

ARCH CAPITAL	89	2017 FORM 10-K

OFF-BALANCE SHEET ARRANGEMENTS

Bellemeade Re I Ltd., Bellemeade Re II Ltd. and Bellemeade 2017-1 Ltd. are special purpose variable interest entities that are not consolidated in our financial results because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of December 31, 2017, our estimated off-balance sheet maximum exposure to loss from such entities was $3.2 million. See note 4, “Variable Interest Entities—Bellemeade Re,” to our consolidated financial statements in Item 8 for additional information.
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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2017. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2017 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2017 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2017 and 2016:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2017
Total fair value	$19.11	$18.85	$18.59	$18.33	$18.09
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.52	$0.26		$(0.26)	$(0.50)
Dec. 31, 2016
Total fair value	$17.95	$17.62	$17.31	$17.00	$16.70
Change from base	3.7%	1.8%		(1.8)%	(3.5)%
Change in unrealized value	$0.64	$0.31		$(0.31)	$(0.61)
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

ARCH CAPITAL	90	2017 FORM 10-K

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2017 and 2016:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2017
Total fair value	$18.96	$18.77	$18.59	$18.40	$18.22
Change from base	2.0%	1.0%		(1.0)%	(2.0)%
Change in unrealized value	$0.37	$0.19		$(0.19)	$(0.37)
Dec. 31, 2016
Total fair value	$17.79	$17.55	$17.31	$17.07	$16.83
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$0.48	$0.24		$(0.24)	$(0.48)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2017, our portfolio’s VaR was estimated to be 3.10%, compared to an estimated 3.75% at December 31, 2016.
Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2017 and 2016, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $576.0 million and $558.0 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $57.6 million and $55.8 million at December 31, 2017 and 2016, respectively, and would have decreased book value per share by approximately $0.42 and $0.41, respectively.
Investment-Related Derivatives. At December 31, 2017, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.44 billion, compared to

$2.12 billion at December 31, 2016. If the underlying exposure of each investment-related derivative held at December 31, 2017 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $24.4 million, and a decrease in book value per share of $0.18, compared to $21.2 million and $0.16, respectively, on investment-related derivatives held at December 31, 2016. If the underlying exposure of each investment-related derivative held at December 31, 2017 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $24.4 million, and an increase in book value per share of $0.18, compared to $21.2 million and $0.16, respectively, on investment-related derivatives held at December 31, 2016. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”
Foreign Currency Exchange Risk
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional information.

ARCH CAPITAL	91	2017 FORM 10-K

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	December 31, 2017	December 31, 2016
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$401,966	$(63,077)
Shareholders’ equity denominated in foreign currencies (1)	345,743	290,752
Net foreign currency forward contracts outstanding (2)	(123,732)	(250,263)
Net exposures denominated in foreign currencies	$623,977	$(22,588)

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(62,398)	$2,259
Book value per share	$(0.46)	$0.02

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$62,398	$(2,259)
Book value per share	$0.46	$(0.02)

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.

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

ARCH CAPITAL	92	2017 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	93	2017 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. (The Company) and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, statements of comprehensive income, statements of changes in shareholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying: Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

ARCH CAPITAL	94	2017 FORM 10-K

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2018

We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	95	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2017	2016
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $13,869,460 and $13,522,671)	$13,876,003	$13,426,577
Short-term investments available for sale, at fair value (amortized cost: $1,468,955 and $611,878)	1,469,042	612,005
Collateral received under securities lending, at fair value (amortized cost: $476,605 and $762,554)	476,615	762,565
Equity securities available for sale, at fair value (cost: $416,010 and $475,085)	495,804	518,041
Other investments available for sale, at fair value (cost: $198,163 and $149,077)	264,989	167,970
Investments accounted for using the fair value option	4,216,237	3,421,220
Investments accounted for using the equity method	1,041,322	811,273
Total investments	21,840,012	19,719,651

Cash	606,199	842,942
Accrued investment income	113,133	124,483
Securities pledged under securities lending, at fair value (amortized cost: $463,181 and $746,409)	464,917	744,980
Premiums receivable	1,135,249	1,072,435
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,540,143	2,114,138
Contractholder receivables	1,978,414	1,717,436
Ceded unearned premiums	926,611	859,567
Deferred acquisition costs	535,824	447,560
Receivable for securities sold	205,536	58,284
Goodwill and intangible assets	652,611	781,553
Other assets	1,053,009	889,080
Total assets	$32,051,658	$29,372,109

Liabilities
Reserve for losses and loss adjustment expenses	$11,383,792	$10,200,960
Unearned premiums	3,622,314	3,406,870
Reinsurance balances payable	323,496	300,407
Contractholder payables	1,978,414	1,717,436
Collateral held for insured obligations	240,183	301,406
Senior notes	1,732,884	1,732,258
Revolving credit agreement borrowings	816,132	756,650
Securities lending payable	476,605	762,554
Payable for securities purchased	449,186	76,183
Other liabilities	782,717	806,260
Total liabilities	21,805,723	20,060,984

Commitments and Contingencies
Redeemable noncontrolling interests	205,922	205,553

Shareholders’ Equity
Non-cumulative preferred shares	872,555	772,555
Convertible non-voting common equivalent preferred shares	489,627	1,101,304
Common shares ($0.0033 par, shares issued: 183,290,742 and 174,644,101)	611	582
Additional paid-in capital	1,230,617	531,687
Retained earnings	8,562,889	7,996,701
Accumulated other comprehensive income (loss), net of deferred income tax	118,044	(114,541)
Common shares held in treasury, at cost (shares: 52,312,803 and 51,856,584)	(2,077,741)	(2,034,570)
Total shareholders' equity available to Arch	9,196,602	8,253,718
Non-redeemable noncontrolling interests	843,411	851,854
Total shareholders' equity	10,040,013	9,105,572
Total liabilities, noncontrolling interests and shareholders' equity	$32,051,658	$29,372,109

See Notes to Consolidated Financial Statements

ARCH CAPITAL	96	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2017	2016	2015
Revenues
Net premiums written	$4,961,373	$4,031,391	$3,817,531
Change in unearned premiums	(116,841)	(146,569)	(83,626)
Net premiums earned	4,844,532	3,884,822	3,733,905
Net investment income	470,872	366,742	348,090
Net realized gains (losses)	149,141	137,586	(185,842)
Other-than-temporary impairment losses	(7,138)	(30,794)	(26,152)
Less investment impairments recognized in other comprehensive income, before taxes	—	352	6,036
Net impairment losses recognized in earnings	(7,138)	(30,442)	(20,116)

Other underwriting income	30,253	57,173	35,497
Equity in net income of investment funds accounted for using the equity method	142,286	48,475	25,455
Other income (loss)	(2,571)	(800)	(399)
Total revenues	5,627,375	4,463,556	3,936,590

Expenses
Losses and loss adjustment expenses	2,967,446	2,185,599	2,050,903
Acquisition expenses	775,458	667,625	662,778
Other operating expenses	684,451	624,090	603,288
Corporate expenses	83,752	81,746	49,745
Amortization of intangible assets	125,778	19,343	22,926
Interest expense	117,431	66,252	45,874
Net foreign exchange losses (gains)	115,782	(36,651)	(66,118)
Total expenses	4,870,098	3,608,004	3,369,396

Income before income taxes	757,277	855,552	567,194

Income taxes:
Current tax (benefit) expense	(45,736)	50,745	44,194
Deferred tax expense (benefit)	173,304	(19,371)	(3,582)
Income tax expense	127,568	31,374	40,612

Net income	$629,709	$824,178	$526,582
Net (income) loss attributable to noncontrolling interests	(10,431)	(131,440)	11,156
Net income available to Arch	619,278	692,738	537,738
Preferred dividends	(46,041)	(28,070)	(21,938)
Loss on redemption of preferred shares	(6,735)	—	—
Net income available to Arch common shareholders	$566,502	$664,668	$515,800

Net income per common share and common share equivalent
Basic	$4.21	$5.50	$4.24
Diluted	$4.07	$5.33	$4.09

Weighted average common shares and common share equivalents outstanding
Basic	134,712,788	120,792,114	121,786,127
Diluted	139,261,675	124,717,493	126,038,743

See Notes to Consolidated Financial Statements

ARCH CAPITAL	97	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Comprehensive Income
Net income	$629,709	$824,178	$526,582
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	252,904	(21,013)	(77,244)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(352)	(6,036)
Reclassification of net realized gains, net of income taxes, included in net income	(67,863)	(56,361)	(28,233)
Foreign currency translation adjustments	47,014	(20,381)	(34,111)
Comprehensive income	861,764	726,071	380,958
Net (income) loss attributable to noncontrolling interests	(10,431)	(131,440)	11,156
Foreign currency translation adjustments attributable to noncontrolling interests	530	68	265
Comprehensive income available to Arch	$851,863	$594,699	$392,379

See Notes to Consolidated Financial Statements

ARCH CAPITAL	98	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Non-cumulative preferred shares
Balance at beginning of year	$772,555	$325,000	$325,000
Preferred shares issued	330,000	450,000	—
Preferred shares redeemed	(230,000)	(2,445)	—
Balance at end of year	872,555	772,555	325,000

Convertible non-voting common equivalent preferred shares
Balance at beginning of year	1,101,304	—	—
Series D preferred shares issued	—	1,101,304	—
Preferred shares converted to common shares	(611,677)	—	—
Balance at end of year	489,627	1,101,304	—

Common shares
Balance at beginning of year	582	577	572
Common shares issued, net	29	5	5
Balance at end of year	611	582	577

Additional paid-in capital
Balance at beginning of year	531,687	467,339	383,073
Common shares issued, net	18,732	11,919	10,576
Issue costs on preferred shares issued	(10,306)	(15,101)	—
Reversal of issue costs on preferred shares redeemed	6,735	—	—
Preferred shares converted to common shares	611,653	—	—
Exercise of stock options	4,432	9,448	15,926
Amortization of share-based compensation	67,856	56,581	56,096
Other	(172)	1,501	1,668
Balance at end of year	1,230,617	531,687	467,339

Retained earnings
Balance at beginning of year	7,996,701	7,332,032	6,816,232
Cumulative effect of an accounting change	(314)	—	—
Balance at beginning of year, as adjusted	7,996,387	7,332,032	6,816,232
Net income	629,709	824,178	526,582
Net (income) loss attributable to noncontrolling interests	(10,431)	(131,439)	11,156
Preferred share dividends	(46,041)	(28,070)	(21,938)
Loss on redemption of preferred shares	(6,735)	—	—
Balance at end of year	8,562,889	7,996,701	7,332,032

Accumulated other comprehensive income (loss)
Balance at beginning of year	(114,541)	(16,502)	128,856
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	(27,641)	50,085	161,598
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	185,041	(77,374)	(105,477)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	(352)	(6,036)
Balance at end of year	157,400	(27,641)	50,085
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(86,900)	(66,587)	(32,742)
Foreign currency translation adjustments	47,014	(20,381)	(34,111)
Foreign currency translation adjustments attributable to noncontrolling interests	530	68	266
Balance at end of year	(39,356)	(86,900)	(66,587)
Balance at end of year	118,044	(114,541)	(16,502)

Common shares held in treasury, at cost
Balance at beginning of year	(2,034,570)	(1,941,904)	(1,562,019)
Shares repurchased for treasury	(43,171)	(92,666)	(379,885)
Balance at end of year	(2,077,741)	(2,034,570)	(1,941,904)

Total shareholders’ equity available to Arch	9,196,602	8,253,718	6,166,542
Non-redeemable noncontrolling interests	843,411	851,854	738,831
Total shareholders’ equity	$10,040,013	$9,105,572	$6,905,373

See Notes to Consolidated Financial Statements

ARCH CAPITAL	99	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$629,709	$824,178	$526,582
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(174,517)	(178,507)	149,961
Net impairment losses recognized in earnings	7,138	30,442	20,116
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(79,540)	5,644	3,857
Amortization of intangible assets	125,778	19,343	22,926
Share-based compensation	67,798	56,581	56,096
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	614,534	372,244	181,658
Unearned premiums, net of ceded unearned premiums	116,841	146,569	83,626
Premiums receivable	(31,405)	(71,613)	(26,783)
Deferred acquisition costs	(78,378)	(38,597)	(29,008)
Reinsurance balances payable	8,529	31,542	(5,885)
Other items, net	(93,870)	198,818	14,760
Net Cash Provided By Operating Activities	1,112,617	1,396,644	997,906

Investing Activities
Purchases of fixed maturity investments	(36,806,913)	(35,532,810)	(29,451,873)
Purchases of equity securities	(1,021,016)	(665,702)	(515,413)
Purchases of other investments	(2,020,624)	(1,389,406)	(1,749,525)
Proceeds from sales of fixed maturity investments	35,686,779	34,559,966	28,094,047
Proceeds from sales of equity securities	1,056,401	751,728	564,011
Proceeds from sales, redemptions and maturities of other investments	1,528,617	1,149,328	1,250,883
Proceeds from redemptions and maturities of fixed maturity investments	907,417	755,007	748,529
Net settlements of derivative instruments	(28,563)	(17,068)	(5,056)
Proceeds from investment in joint venture	—	—	40,000
Net (purchases) sales of short-term investments	(734,554)	(123,410)	169,095
Change in cash collateral related to securities lending	12,540	(155,248)	(6,662)
Acquisitions, net of cash	(27,709)	(1,992,720)	818
Purchases of fixed assets	(22,841)	(15,303)	(15,736)
Other	110,470	(45,905)	(36,993)
Net Cash Used For Investing Activities	(1,359,996)	(2,721,543)	(913,875)

Financing Activities
Proceeds from issuance of preferred shares, net	319,694	434,899	—
Redemption of preferred shares	(230,000)	(2,445)	—
Purchases of common shares under share repurchase program	—	(75,256)	(365,383)
Proceeds from common shares issued, net	(21,048)	(2,418)	4,861
Proceeds from borrowings	253,415	1,386,741	431,362
Repayments of borrowings	(197,000)	(219,171)	—
Change in cash collateral related to securities lending	(12,540)	155,248	6,662
Dividends paid to redeemable noncontrolling interests	(17,989)	(17,989)	(18,307)
Other	(51,896)	4,130	(41,913)
Preferred dividends paid	(46,041)	(28,070)	(21,938)
Net Cash Provided By (Used For) Financing Activities	(3,405)	1,635,669	(4,656)

Effects of exchange rate changes on foreign currency cash	14,041	(21,154)	(11,751)

Increase (decrease) in cash	(236,743)	289,616	67,624
Cash beginning of year	842,942	553,326	485,702
Cash end of year	$606,199	$842,942	$553,326

Income taxes paid	$51,781	$50,621	$40,273
Interest paid	$117,374	$63,288	$52,728
Non-cash consideration paid in convertible non-voting common equivalent preferred shares	$—	$1,101,304	$—

See Notes to Consolidated Financial Statements

ARCH CAPITAL	100	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Arch Capital Group Ltd. (“Arch Capital”) is a Bermuda public limited liability company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries.
As used herein, the “Company” means Arch Capital and its subsidiaries. Similarly, “Common Shares” means the common shares of Arch Capital. The Company’s consolidated financial statements include the results of Watford Holdings Ltd., and its wholly owned subsidiaries (“Watford Re”). See Note 4.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2.    Business Acquired

Arch MI Asia Limited
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
The aggregate purchase price paid by the Company was $3.26 billion, consisting of cash consideration of $2.16 billion and convertible non-voting common equivalent preferred shares of Arch Capital with a fair value of $1.1 billion. In connection with the UGC acquisition, the 50% quota share reinsurance agreement between United Guaranty Residential Insurance Company and three subsidiaries of AIG relating to policy years 2014, 2015 and 2016 was amended to terminate on a run-off basis as of 12:01 a.m. on January 1, 2017.
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
(1) Based upon a formula set forth in the Stock Purchase Agreement, AIG received 1,276,282 of Arch Capital’s convertible non-voting common equivalent preferred shares, each of which is convertible into 10 shares of Arch Capital fully paid non-assessable common stock. The Company has determined that, based on a review of the terms, features and rights of the Company’s non-voting common equivalent preferred shares compared to the rights of the Company’s common shareholders, the underlying 12,762,820 common shares that the convertible securities converted to were common share equivalents at the time of their issuance. See Note 19 for further details.

ARCH CAPITAL	101	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to our acquisition, UGC, which is based in Greensboro, North Carolina, operated its U.S. business through its primary operating subsidiaries: United Guaranty Residential Insurance Company, which is licensed and operates in all 50 states, the District of Columbia and Puerto Rico; and United Guaranty Mortgage Indemnity Company (“UGMIC”), which is licensed in 48 states and the District of Columbia.
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

3.    Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Arch Capital and its subsidiaries, including Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Reinsurance Company (“Arch Re U.S.”), Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Arch Reinsurance Europe Underwriting Designated Activity Company (“Arch Re Europe”), Arch Mortgage Insurance Company, Arch Mortgage Guaranty Company, United Guaranty Residential Insurance Company, Arch Mortgage Insurance Designated Activity Company (“Arch MI Europe”), Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”), Lloyd’s of London syndicate 2012 and related companies (“Arch Syndicate 2012”), Gulf Reinsurance Limited and Watford Re. All significant intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. The Company’s principal estimates include:

•	The reserve for losses and loss adjustment expenses;

•	Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses, including the provision for uncollectible amounts;

•	Estimates of written and earned premiums;

•	The valuation of the investment portfolio and assessment of other-than-temporary impairments (“OTTI”);

•	The valuation of purchased intangible assets;

•	The assessment of goodwill and intangible assets for impairment; and

•	the valuation of deferred tax assets.
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

ARCH CAPITAL	102	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ARCH CAPITAL	103	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
To assess the need for a PDR on mortgage exposures, the Company develops loss projections based on modeled loan defaults related to its current policies in force. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim, as well as recent trends in the rate at which loans are prepaid, and incorporates anticipated interest income. Evaluating the expected profitability of the Company’s existing mortgage insurance business and the need for a PDR for its mortgage business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues.
No premium deficiency charges were recorded by the Company during 2017, 2016 or 2015.
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

ARCH CAPITAL	104	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(d) Retroactive Accounting
Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately where practical. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated amount or timing of cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.
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
The Company enters into securities lending agreements with financial institutions to enhance investment income whereby it loans certain of its securities to third parties, primarily major brokerage firms, for short periods of time through a lending agent. Such securities have been reclassified as “Securities pledged under securities lending, at fair value.” The Company maintains legal control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral received is required at a rate of 102% or greater of the fair value of the loaned securities including accrued investment income and is monitored and maintained by the lending agent. Such collateral is reflected as “Collateral received under securities lending, at fair value.”
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

ARCH CAPITAL	105	2017 FORM 10-K

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
When there are credit-related losses associated with debt securities for which the Company does not have an intent to sell and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, the amount of the OTTI related to a credit loss is recognized in earnings and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. See Note 9 for additional information.
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

ARCH CAPITAL	106	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income and recorded as a separate component of accumulated other comprehensive income, net of applicable deferred income tax.
(h) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in its consolidated balance sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2017, 2016, and 2015, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See Note 11 for additional information.
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
Mortgage. The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of delinquency that have been received by the Company, as well as loan delinquencies that have been incurred but have not been reported by the lenders. Consistent with primary mortgage insurance industry accounting practice, the Company does not establish loss reserves for future claims on insured loans that are not currently delinquent (defined as two consecutive missed payments). The Company establishes loss reserves on a case-by-case basis when insured loans are reported delinquent using estimated claim rates and average claim sizes for each cohort, net of any salvage recoverable. The Company also reserves for delinquencies that have occurred but have not yet been reported to the Company prior to the close of an accounting period. To determine this reserve, the Company estimates the number of delinquencies not yet reported using historical information regarding late reported delinquencies and applies estimated claim rates and claim sizes for the estimated delinquencies not yet reported.
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

ARCH CAPITAL	107	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(l) Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See Note 14 for additional information.
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
(m) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s share-based payment arrangements generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The share-based compensation expense associated with such awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. In November 2012, the Company issued off-cycle share-based awards, which cliff vested on the fifth anniversary of the grant date. The expense for such grant was amortized on a straight-line basis over the five-year requisite service period. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See Note 3(q) and Note 20 for information relating to the Company’s share-based payment awards.
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

ARCH CAPITAL	108	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” prospectively effective October 1, 2017. The ASU provides updated guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge by comparing a reporting unit's fair value with its carrying amount and recognizing an impairment charge for the excess of the carrying amount over estimated fair value (i.e., step 1 of the current goodwill impairment test). The adoption of this ASU did not have a material effect on the Company's results of operations, financial position or liquidity.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” was issued in the 2014 second quarter and updated through various ASUs in 2016. This ASU (and as updated in 2016) creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts or financial instruments. The ASU also requires enhanced disclosures about revenue. The ASU is effective in the 2018 first quarter and the Company intends on adopting the ASU using the modified retrospective method, whereby the cumulative effect of adoption will be recognized as an adjustment to retained earnings at the date of initial application. The Company does not expect that the cumulative effect adjustment as a result of the adoption of this ASU will be material, mostly because the accounting for insurance contracts is outside of the scope of ASU 2014-09.
ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities,” was issued in the 2016 first quarter to enhance the reporting model for financial instruments and to provide improved financial information to readers of the financial statements. Among other provisions focused on improving the recognition and measurement of financial instruments, the ASU significantly changes the income statement impact of equity instruments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any changes in fair value recognized in net income rather than other comprehensive income. The ASU is effective in the 2018 first quarter. Upon adoption of this ASU, the Company expects to record a cumulative effect adjustment of $149.8 million in retained earnings and an offsetting decrease in accumulated other comprehensive income. The adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will increase volatility in the Company's results of operations.

ARCH CAPITAL	109	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other than Inventory (Topic 740),” was issued in the 2016 fourth quarter. This ASU requires entities to recognize current and deferred income tax resulting from an intra-entity asset transfer when the transfer occurs. Previously, recognition of income tax consequences under GAAP was not allowed until the asset had been sold to a third party. The ASU is effective in the 2018 first quarter. The Company does not expect that the cumulative effect adjustment as a result of the adoption of this ASU will be material.
ASU 2016-02, “Leases,” was issued in the 2016 first quarter pertaining to the accounting for leases by a lessee. The ASU requires that the lessee recognize an asset and a liability for leases with a lease term greater than 12 months regardless of whether the lease is classified as operating or financing. Under current accounting, operating leases are not reflected in the balance sheet. The ASU is effective for the 2019 first quarter, though early application is permitted, and should be applied on a modified retrospective basis. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements. The Company's lease obligations under various non-cancelable operating lease agreements amounted to $169.0 million at December 31, 2017.
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
ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash" requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows. As a result, transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. The ASU is effective, with retrospective adoption, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements. The adoption of this ASU is not expected to have a material effect on the Company’s results of operations, financial position, comprehensive income or net cash provided from operating activities.
ASU 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” was issued in February 2018 to allow the reclassification of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Cuts Act”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts Act related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the Tax Cuts Act related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

ARCH CAPITAL	110	2017 FORM 10-K

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
Watford Holdings Ltd.
In March 2014, Watford Re raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired approximately 11% of Watford Holdings Ltd.’s common equity and a warrant to purchase additional common equity. Subsidiaries of the Company act as Watford Re’s reinsurance and insurance underwriting managers. HPS Investment Partners, LLC (formerly Highbridge Principal Strategies, LLC) (“HPS”) manages Watford Re’s non-investment grade credit portfolios, and the Company manages Watford Re’s investment grade portfolios, each under separate long term services agreements. In connection with the capital raise at Watford Re, warrants to purchase a total of 1.7 million common shares were issued to the Company and HPS. The warrants are only exercisable if Watford Re has consummated an initial public offering of its common shares or otherwise effected a listing of its common shares on a U.S. national securities exchange and certain targeted returns are achieved for existing common shareholders. The warrants expire on March 25, 2020. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, is CEO of Watford Re. In addition, Marc Grandisson and Nicolas Papadopoulo, both officers of the Company, serve on the board of directors of Watford Re.
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
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford Re are reported:

	December 31,
	2017	2016
Assets
Investments accounted for using the fair value option	$2,426,066	$1,857,623
Cash	54,503	74,893
Accrued investment income	18,261	17,017
Premiums receivable	177,492	189,911
Reinsurance recoverable on unpaid and paid losses and LAE	42,777	24,420
Ceded unearned premiums	24,762	12,145
Deferred acquisition costs, net	85,961	86,379
Receivable for securities sold	36,374	1,326
Goodwill and intangible assets	7,650	7,650
Other assets	140,808	111,386
Total assets of consolidated VIE	$3,014,654	$2,382,750

Liabilities
Reserves for losses and loss adjustment expenses	$798,262	$510,809
Unearned premiums	330,644	293,480
Reinsurance balances payable	18,424	12,289
Revolving credit agreement borrowings	441,132	256,650
Payable for securities purchased	42,501	42,922
Other liabilities	215,186	88,976
Total liabilities of consolidated VIE	$1,846,149	$1,205,126

Redeemable noncontrolling interests	$220,622	$220,253

ARCH CAPITAL	111	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes Watford Re’s cash flow from operating, investing and financing activities.

	Year Ended December 31,
	2017	2016	2015
Total cash provided by (used for):
Operating activities	286,558	288,006	293,736
Investing activities	(471,640)	(118,829)	(556,837)
Financing activities	162,152	(195,647)	361,917
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at December 31, 2017. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	December 31,
	2017	2016
Balance, beginning of year	$851,854	$738,831
Amounts attributable to noncontrolling interests	(7,913)	113,091
Foreign currency translation adjustments	(530)	(68)
Balance, end of year	$843,411	$851,854
Redeemable noncontrolling interests
The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet. Such redeemable noncontrolling interests relate to the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford Re’s board, quarterly cash dividends on the last day of March, June, September, and December. Dividends will accrue from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate as set out on the Bloomberg Screen IRSB 18. The Watford Preference Shares may be redeemed by Watford Re on or after June 30, 2019 or at the option of the preferred shareholders at any time on or after June 30, 2034. Because the redemption features are not solely within the control of Watford Re, the

Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets. Preferred dividends on the Watford Preference Shares, including the accretion of the discount and issuance costs, was $19.6 million for 2017, 2016 and 2015. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘amounts attributable to noncontrolling interests’ in the Company’s consolidated statements of income.
The following table sets forth activity in the redeemable non-controlling interests:

	December 31,
	2017	2016	2015
Balance, beginning of year	$205,553	$205,182	$219,512
Shares acquired by the Company (1)	—	—	(14,700)
Accretion of preference share issuance costs	369	371	370
Balance, end of year	$205,922	$205,553	$205,182
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

The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests’ as summarized in the table below:

	December 31,
	2017	2016	2015
Amounts attributable to non-redeemable noncontrolling interests	$7,913	$(113,091)	$29,984
Dividends attributable to redeemable noncontrolling interests	(18,344)	(18,349)	(18,828)
Net (income) loss attributable to noncontrolling interests	$(10,431)	$(131,440)	$11,156
Bellemeade Re
UGC entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re I Ltd. in July 2015, with Bellemeade Re II Ltd. in May 2016 and the Company entered into an aggregate excess of loss reinsurance agreement with Bellemeade 2017-1 Ltd. in October 2017 (the “Bellemeade Agreements”), special purpose reinsurance companies domiciled in Bermuda. Bellemeade Re I Ltd. and Bellemeade Re II Ltd. each provided for up to approximately $300 million of aggregate excess of loss reinsurance coverage at inception for new delinquencies on portfolios of in-force policies issued while Bellemeade 2017-1 Ltd. provided for up to approximately $368.1 million of aggregate excess of loss reinsurance coverage at inception for new delinquencies on portfolios of in-force policies issued between January 1, 2017 and June 30, 2017. See Note 8 for further details. At the time the Bellemeade Agreements were entered into, the applicability of the

ARCH CAPITAL	112	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting guidance was that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, we concluded that Bellemeade Re I Ltd., Bellemeade Re II Ltd. and Bellemeade 2017-1 Ltd. are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to the economic performance of Bellemeade Re I Ltd., Bellemeade Re II Ltd. and Bellemeade 2017-1 Ltd., the Company does not consolidate such companies in its consolidated financial statements.
The following table presents total assets of Bellemeade Re I Ltd., Bellemeade Re II Ltd. and Bellemeade 2017-1 Ltd. as well as the Company’s maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Bellemeade Re I Ltd.	$92,390	$471	$832	$1,303
Bellemeade Re II Ltd.	135,201	20	527	547
Bellemeade 2017-1 Ltd.	347,139	391	1,867	2,258
Total	$574,730	$882	$3,226	$4,108
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
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chairman and Chief Executive Officer of Arch Capital, the President and Chief Operating Officer of Arch Capital and the Chief Financial Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.

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

•	Other: includes alternative market risks (including captive insurance programs), excess workers’

ARCH CAPITAL	113	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ARCH CAPITAL	114	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,081,086	$1,640,399	$1,368,138	$6,088,254	$600,304	$6,368,425
Premiums ceded	(958,646)	(465,925)	(256,796)	(1,679,998)	(47,187)	(1,407,052)
Net premiums written	2,122,440	1,174,474	1,111,342	4,408,256	553,117	4,961,373
Change in unearned premiums	(9,422)	(31,853)	(54,176)	(95,451)	(21,390)	(116,841)
Net premiums earned	2,113,018	1,142,621	1,057,166	4,312,805	531,727	4,844,532
Other underwriting income	—	11,336	15,737	27,073	3,180	30,253
Losses and loss adjustment expenses	(1,622,444)	(773,923)	(134,677)	(2,531,044)	(436,402)	(2,967,446)
Acquisition expenses	(323,639)	(221,250)	(100,598)	(645,487)	(129,971)	(775,458)
Other operating expenses	(359,524)	(146,663)	(146,336)	(652,523)	(31,928)	(684,451)
Underwriting income (loss)	$(192,589)	$12,121	$691,292	510,824	(63,394)	447,430

Net investment income				382,072	88,800	470,872
Net realized gains (losses)				148,798	343	149,141
Net impairment losses recognized in earnings				(7,138)	—	(7,138)
Equity in net income (loss) of investment funds accounted for using the equity method				142,286	—	142,286
Other income (loss)				(2,571)	—	(2,571)
Corporate expenses (2)				(61,602)	—	(61,602)
UGC transaction costs and other (2)				(22,150)	—	(22,150)
Amortization of intangible assets				(125,778)	—	(125,778)
Interest expense				(103,592)	(13,839)	(117,431)
Net foreign exchange gains (losses)				(113,345)	(2,437)	(115,782)
Income before income taxes				747,804	9,473	757,277
Income tax expense				(127,547)	(21)	(127,568)
Net income				620,257	9,452	629,709
Dividends attributable to redeemable noncontrolling interests				—	(18,344)	(18,344)
Amounts attributable to nonredeemable noncontrolling interests				—	7,913	7,913
Net income (loss) available to Arch				620,257	(979)	619,278
Preferred dividends				(46,041)	—	(46,041)
Loss on redemption of preferred shares				(6,735)	—	(6,735)
Net income (loss) available to Arch common shareholders				$567,481	$(979)	$566,502

Underwriting Ratios
Loss ratio	76.8%	67.7%	12.7%	58.7%	82.1%	61.3%
Acquisition expense ratio	15.3%	19.4%	9.5%	15.0%	24.4%	16.0%
Other operating expense ratio	17.0%	12.8%	13.8%	15.1%	6.0%	14.1%
Combined ratio	109.1%	99.9%	36.0%	88.8%	112.5%	91.4%

Goodwill and intangible assets	$22,310	$211	$622,440	$644,961	$7,650	$652,611

Total investable assets				$19,716,421	$2,440,067	$22,156,488
Total assets				29,037,004	3,014,654	32,051,658
Total liabilities				19,959,574	1,846,149	21,805,723

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)
Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘UGC transaction costs and other.’ See ‘Comments on Regulation G’ for a further discussion of the presentation of such items.

ARCH CAPITAL	115	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,027,049	$1,494,397	$499,725	$5,019,363	$535,094	$5,202,134
Premiums ceded	(954,768)	(440,541)	(108,259)	(1,501,760)	(21,306)	(1,170,743)
Net premiums written	2,072,281	1,053,856	391,466	3,517,603	513,788	4,031,391
Change in unearned premiums	1,623	2,376	(104,750)	(100,751)	(45,818)	(146,569)
Net premiums earned	2,073,904	1,056,232	286,716	3,416,852	467,970	3,884,822
Other underwriting income	—	36,403	17,024	53,427	3,746	57,173
Losses and loss adjustment expenses	(1,359,313)	(475,762)	(28,943)	(1,864,018)	(321,581)	(2,185,599)
Acquisition expenses, net	(304,050)	(212,258)	(21,790)	(538,098)	(129,527)	(667,625)
Other operating expenses (2)	(350,260)	(142,616)	(96,672)	(589,548)	(25,163)	(614,711)
Underwriting income (loss)	$60,281	$261,999	$156,335	478,615	(4,555)	474,060

Net investment income				277,193	89,549	366,742
Net realized gains (losses)				69,586	68,000	137,586
Net impairment losses recognized in earnings				(30,442)	—	(30,442)
Equity in net income (loss) of investment funds accounted for using the equity method				48,475	—	48,475
Other income (loss)				(800)	—	(800)
Corporate expenses (2)				(49,396)	—	(49,396)
UGC transaction costs and other (2)				(41,729)	—	(41,729)
Amortization of intangible assets				(19,343)	—	(19,343)
Interest expense				(53,464)	(12,788)	(66,252)
Net foreign exchange gains (losses)				31,409	5,242	36,651
Income before income taxes				710,104	145,448	855,552
Income tax (expense) benefit				(31,375)	1	(31,374)
Net income				678,729	145,449	824,178
Dividends attributable to redeemable noncontrolling interests				—	(18,349)	(18,349)
Amounts attributable to nonredeemable noncontrolling interests				—	(113,091)	(113,091)
Net income available to Arch				678,729	14,009	692,738
Preferred dividends				(28,070)	—	(28,070)
Net income available to Arch common shareholders				$650,659	$14,009	$664,668

Underwriting Ratios
Loss ratio	65.5%	45.0%	10.1%	54.6%	68.7%	56.3%
Acquisition expense ratio	14.7%	20.1%	7.6%	15.7%	27.7%	17.2%
Other operating expense ratio	16.9%	13.5%	33.7%	17.3%	5.4%	15.8%
Combined ratio	97.1%	78.6%	51.4%	87.6%	101.8%	89.3%

Goodwill and intangible assets	$25,206	$956	$747,741	$773,903	$7,650	$781,553

Total investable assets				$18,636,189	$1,857,763	$20,493,952
Total assets				26,989,359	2,382,750	29,372,109
Total liabilities				18,855,858	1,205,126	20,060,984

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)
Certain expenses have been excluded from ‘corporate expenses’ and ‘other operating expenses’ and reflected in ‘UGC transaction costs and other.’ See ‘Comments on Regulation G’ for a further discussion of the presentation of such items.

ARCH CAPITAL	116	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$2,944,018	$1,419,022	$295,557	$4,656,723	$488,899	$4,797,163
Premiums ceded	(898,347)	(380,614)	(28,064)	(1,305,151)	(22,940)	(979,632)
Net premiums written	2,045,671	1,038,408	267,493	3,351,572	465,959	3,817,531
Change in unearned premiums	(863)	38,727	(53,383)	(15,519)	(68,107)	(83,626)
Net premiums earned	2,044,808	1,077,135	214,110	3,336,053	397,852	3,733,905
Other underwriting income	1,993	10,606	18,430	31,029	4,468	35,497
Losses and loss adjustment expenses	(1,292,647)	(440,350)	(40,247)	(1,773,244)	(277,659)	(2,050,903)
Acquisition expenses, net	(296,040)	(222,470)	(30,817)	(549,327)	(113,451)	(662,778)
Other operating expenses	(354,416)	(155,811)	(78,142)	(588,369)	(14,919)	(603,288)
Underwriting income (loss)	$103,698	$269,110	$83,334	456,142	(3,709)	452,433

Net investment income				271,680	76,410	348,090
Net realized gains (losses)				(99,133)	(86,709)	(185,842)
Net impairment losses recognized in earnings				(20,116)	—	(20,116)
Equity in net income (loss) of investment funds accounted for using the equity method				25,455	—	25,455
Other income (loss)				(399)	—	(399)
Corporate expenses				(49,745)	—	(49,745)
Amortization of intangible assets				(22,926)	—	(22,926)
Interest expense				(41,518)	(4,356)	(45,874)
Net foreign exchange gains (losses)				62,624	3,494	66,118
Income (loss) before income taxes				582,064	(14,870)	567,194
Income tax benefit				(40,612)	—	(40,612)
Net income (loss)				541,452	(14,870)	526,582
Dividends attributable to redeemable noncontrolling interests				—	(18,828)	(18,828)
Amounts attributable to nonredeemable noncontrolling interests				—	29,984	29,984
Net income (loss) available to Arch				541,452	(3,714)	537,738
Preferred dividends				(21,938)	—	(21,938)
Net income (loss) available to Arch common shareholders				$519,514	$(3,714)	$515,800

Underwriting Ratios
Loss ratio	63.2%	40.9%	18.8%	53.2%	69.8%	54.9%
Acquisition expense ratio	14.5%	20.7%	14.4%	16.5%	28.5%	17.8%
Other operating expense ratio	17.3%	14.5%	36.5%	17.6%	3.7%	16.2%
Combined ratio	95.0%	76.1%	69.7%	87.3%	102.0%	88.9%

Goodwill and intangible assets	$28,810	$1,875	$66,846	$97,531	$—	$97,531

Total investable assets				$14,644,831	$1,696,107	$16,340,938
Total assets				21,016,599	2,122,332	23,138,931
Total liabilities				14,956,274	1,072,102	16,028,376

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	117	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums written and earned by major line of business and net premiums written by location:

INSURANCE SEGMENT	Year Ended December 31,
	2017	2016	2015
Net premiums written (1)
Professional lines (2)	$452,748	$440,149	$434,024
Programs	386,618	330,322	423,157
Construction and national accounts	327,648	328,997	299,463
Travel, accident and health	247,738	224,380	160,132
Excess and surplus casualty (3)	179,511	214,863	204,856
Property, energy, marine and aviation	172,240	175,376	203,186
Lenders products	96,867	105,650	106,916
Other (4)	259,070	252,544	213,937
Total	$2,122,440	$2,072,281	$2,045,671

Net premiums earned (1)
Professional lines (2)	$444,137	$431,391	$424,968
Programs	364,639	357,715	446,512
Construction and national accounts	324,517	322,072	296,828
Travel, accident and health	257,358	219,169	153,578
Excess and surplus casualty (3)	195,154	219,046	208,091
Property, energy, marine and aviation	173,779	188,938	216,127
Lenders products	97,043	98,517	90,906
Other (4)	256,391	237,056	207,798
Total	$2,113,018	$2,073,904	$2,044,808

Net premiums written by client location (1)
United States	$1,744,560	$1,718,415	$1,710,918
Europe	185,365	173,423	187,020
Asia and Pacific	100,062	93,752	64,638
Other	92,453	86,691	83,095
Total	$2,122,440	$2,072,281	$2,045,671

Net premiums written by underwriting location (1)
United States	$1,715,467	$1,690,208	$1,673,867
Europe	344,836	327,034	317,998
Other	62,137	55,039	53,806
Total	$2,122,440	$2,072,281	$2,045,671

(1)	Insurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes casualty and contract binding business.

(4)	Includes alternative markets, excess workers' compensation and surety business.

ARCH CAPITAL	118	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REINSURANCE SEGMENT	Year Ended December 31,
	2017	2016	2015
Net premiums written (1)
Other specialty (2)	$459,213	$348,852	$298,794
Casualty (3)	340,429	305,252	303,093
Property excluding property catastrophe (4)	243,693	267,548	280,511
Property catastrophe	70,155	75,789	91,620
Marine and aviation	32,759	37,790	50,834
Other (5)	28,225	18,625	13,556
Total	$1,174,474	$1,053,856	$1,038,408

Net premiums earned (1)
Other specialty (2)	$408,566	$329,994	$311,307
Casualty (3)	341,122	300,160	310,249
Property excluding property catastrophe (4)	255,453	282,018	295,487
Property catastrophe	73,300	73,803	96,865
Marine and aviation	36,214	52,579	50,808
Other (5)	27,966	17,678	12,419
Total	$1,142,621	$1,056,232	$1,077,135

Net premiums written (1)
Pro rata	$708,694	$558,671	$537,556
Excess of loss	465,780	495,185	500,852
Total	$1,174,474	$1,053,856	$1,038,408

Net premiums earned (1)
Pro rata	$657,490	$561,986	$563,585
Excess of loss	485,131	494,246	513,550
Total	$1,142,621	$1,056,232	$1,077,135

Net premiums written by client location (1)
United States	$439,229	$448,763	$470,484
Europe	466,750	337,168	307,165
Bermuda	89,004	74,347	80,888
Asia and Pacific	86,133	111,821	94,609
Other	93,358	81,757	85,262
Total	$1,174,474	$1,053,856	$1,038,408

Net premiums written by underwriting location (1)
United States	$399,379	$432,683	$439,190
Bermuda	350,681	277,625	281,985
Europe and other	424,414	343,548	317,233
Total	$1,174,474	$1,053,856	$1,038,408

(1)	Reinsurance segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.
(2)    Includes proportional motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(4)	Includes facultative business.

(5)	Includes life, casualty clash and other.

ARCH CAPITAL	119	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
MORTGAGE SEGMENT	2017	2016	2015
Net premiums written by client location
United States	$1,005,437	$280,509	$193,617
Other	105,905	110,957	73,876
Total	$1,111,342	$391,466	$267,493

Net premiums written by underwriting location
United States	$903,329	$186,826	$125,317
Other	208,013	204,640	142,176
Total	$1,111,342	$391,466	$267,493

Net premiums earned by client location
United States	$1,014,439	$265,527	$202,930
Other	42,727	21,189	11,180
Total	$1,057,166	$286,716	$214,110

Net premiums earned by underwriting location
United States	$901,858	$155,929	$113,062
Other	155,308	130,787	101,048
Total	$1,057,166	$286,716	$214,110

OTHER SEGMENT	Year Ended December 31,
	2017	2016	2015
Net premiums written (1)
Casualty (2)	$311,742	$329,149	$333,679
Other specialty (3)	166,848	106,086	99,606
Property catastrophe	12,455	11,462	12,441
Property excluding property catastrophe	1,976	701	2,892
Marine and aviation	1,139	1,709	1,256
Other (4)	58,957	64,681	16,085
Total	$553,117	$513,788	$465,959

Net premiums earned (1)
Casualty (2)	$333,275	$320,767	$285,067
Other specialty (3)	135,855	101,768	92,229
Property catastrophe	12,690	11,421	12,540
Property excluding property catastrophe	1,392	1,436	1,340
Marine and aviation	1,024	1,811	1,585
Other (4)	47,491	30,767	5,091
Total	$531,727	$467,970	$397,852

Net premiums written by client location (1)
United States	$283,314	$344,445	$350,228
Europe	178,110	97,459	67,279
Bermuda	83,594	68,945	39,414
Other	8,099	2,939	9,038
Total	$553,117	$513,788	$465,959

(1)	Other segment results include premiums written and earned assumed through intersegment transactions and exclude premiums written and earned ceded through intersegment transactions.

(2)	Includes professional liability, excess motor, programs and other.

(3)	Includes proportional motor and other.

(4)	Includes mortgage and other.

ARCH CAPITAL	120	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2017	2016	2015
Reserve for losses and loss adjustment expenses at beginning of year	$10,200,960	$9,125,250	$9,036,448
Unpaid losses and loss adjustment expenses recoverable	2,083,575	1,828,837	1,778,303
Net reserve for losses and loss adjustment expenses at beginning of year	8,117,385	7,296,413	7,258,145

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	3,205,428	2,455,563	2,336,026
Prior years	(237,982)	(269,964)	(285,123)
Total net incurred losses and loss adjustment expenses	2,967,446	2,185,599	2,050,903

Net losses and loss adjustment expense reserves of acquired business (1)	—	551,096	262

Foreign exchange (gains) losses	186,963	(102,367)	(143,653)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(505,424)	(445,700)	(454,179)
Prior years	(1,847,488)	(1,367,656)	(1,415,065)
Total net paid losses and loss adjustment expenses	(2,352,912)	(1,813,356)	(1,869,244)

Net reserve for losses and loss adjustment expenses at end of year	8,918,882	8,117,385	7,296,413
Unpaid losses and loss adjustment expenses recoverable	2,464,910	2,083,575	1,828,837
Reserve for losses and loss adjustment expenses at end of year	$11,383,792	$10,200,960	$9,125,250

(1)	The 2016 amount related to the acquisition of UGC.

2017 Prior Year Reserve Development
During 2017, the Company recorded estimated net favorable development on prior year loss reserves of $238.0 million, which consisted of $165.4 million from the reinsurance segment, $8.6 million from the insurance segment and $95.0 million from the mortgage segment, less adverse development of $31.0 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $165.4 million, or 14.5 points of net earned premium, consisted of $101.0 million from short-tailed lines and $64.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $82.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2016 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period). The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2017. Net favorable development of $64.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $43.7 million, primarily from the 2002 to

2013 underwriting years, and in marine and aviation reserves of $19.6 million, spread across most underwriting years.
The insurance segment’s net favorable development of $8.6 million, or 4.0 points of net earned premium, consisted of $14.9 million of net favorable development from short-tailed lines and $11.8 million of net favorable development from long-tailed lines, partially offset by $18.1 million of net adverse development from medium-tailed lines. Favorable development in short-tailed lines predominantly consisted of $22.8 million of net favorable development in property lines, primarily from the 2011 to 2016 accident years (i.e., the year in which a loss occurred), partially offset by $11.8 million of adverse development on travel, accident and health business from the 2014 to 2016 accident years. Net favorable development in long-tailed lines of $11.8 million included $10.0 million of net favorable development on executive assurance business, primarily from the 2013 accident year, and $8.3 million of net favorable development in casualty business, primarily from the 2007 to 2013 accident years. Net adverse development in medium-tailed lines of $18.1 million included $56.3 million of net adverse development in program business, primarily from the 2013 to 2015 accident years and primarily driven by a few inactive programs that were non-renewed in 2015 and early in 2016, partially offset by $36.2 million of net

ARCH CAPITAL	121	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

favorable development in professional liability business, primarily from the 2010 to 2016 accident years.
The mortgage segment’s net favorable development of $95.0 million, or 9.0 points of net earned premium, for 2017, included $89.3 million of favorable development on U.S. primary mortgage business. Such development was primarily driven by lower than expected claim emergence across most origination years and also reflected $33.8 million related to second lien and other portfolios, primarily due to subrogation recoveries.
2016 Prior Year Reserve Development
During 2016, the Company recorded estimated net favorable development on prior year loss reserves of $270.0 million, which consisted of $218.8 million from the reinsurance segment, $33.1 million from the insurance segment, $21.2 million from the mortgage segment less adverse development of $3.1 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $218.8 million, or 20.7 points of net earned premium, consisted of $133.8 million from short-tailed lines and $85.0 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $113.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2015 underwriting years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2016. Net favorable development of $85.0 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $86.1 million, primarily from the 2002 to 2013 underwriting years.
The insurance segment’s net favorable development of $33.1 million, or 1.6 points of net earned premium, consisted of $8.7 million of net favorable development from short-tailed lines and $24.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines predominantly consisted of $17.2 million of net favorable development in property lines, primarily from the 2008 to 2014 accident years, partially offset by $11.1 million of adverse development on travel, accident and health business from the 2012 to 2015 accident years. Net favorable development in medium-tailed and long-tailed lines of $24.4 million included $53.8 million of net favorable development on professional lines, primarily from the 2008 to 2012 accident years, partially offset by $33.1 million of net adverse development in program business, primarily from the 2013 to 2015 accident years. The adverse development in program business was primarily driven by a few inactive programs that were non-renewed in 2015 and early in 2016.

The mortgage segment’s net favorable development of $21.2 million, or 7.4 points of net earned premium, for 2016, included $18.5 million of favorable development on U.S. primary mortgage business, reflecting a decrease in the number of delinquent loans and a lower claim rate on such loans. Such development was primarily from the 2004 to 2008 and 2014 origination years. The mortgage segment also experienced net favorable development of $2.7 million on U.S. mortgage reinsurance business.
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
The mortgage segment’s net favorable development of $12.3 million, or 5.7 points of net earned premium, included $11.1 million of favorable development on U.S. primary mortgage

ARCH CAPITAL	122	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company determined the following to be insignificant for disclosure purposes: (i) amounts included in the ‘other’ segment (i.e., Watford Re) as described in Note 4; (ii) certain mortgage business, including non-U.S. primary business, second lien and student loan exposures, global mortgage reinsurance and various GSE credit risk-sharing products; and (iii) certain reinsurance business, including casualty clash and non-traditional lines. Such amounts are included as reconciling items.
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

ARCH CAPITAL	123	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ARCH CAPITAL	124	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Frequency-Severity methods - These methods utilize actual paid and incurred claim experience, but break the data down into its component pieces: claim counts, often expressed as a ratio to exposure or premium (frequency), and average claim size (severity). The component pieces are projected to an ultimate level and multiplied together to result in an estimate of ultimate loss. These methods are especially useful when the severity of claims can be confined to a relatively stable range of estimated ultimate average claim value.

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

ARCH CAPITAL	125	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$342,098	$333,686	$314,637	$300,508	$299,861	$290,993	$285,126	$281,811	$285,067	$287,032	$1,973	4,381
2009		256,250	259,982	231,557	220,486	206,060	199,705	197,824	192,701	191,662	1,562	3,616
2010			198,659	188,515	152,886	140,554	129,278	129,624	128,199	126,563	1,300	3,656
2011				268,853	272,041	231,308	219,908	210,468	210,445	205,792	1,351	4,193
2012					232,056	231,903	204,993	198,706	197,277	193,321	5,663	4,230
2013						158,989	156,460	148,557	142,493	135,975	4,828	4,224
2014							148,814	145,829	149,054	138,940	21,416	3,845
2015								112,419	110,507	105,525	17,473	4,443
2016									105,111	102,473	10,023	5,848
2017										283,457	115,840	4,999
									Total	$1,770,740

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$50,328	$129,186	$200,305	$225,227	$256,437	$261,696	$263,747	$263,050	$263,329	$264,060
2009		38,452	116,418	143,390	159,997	169,290	173,725	177,793	178,152	178,770
2010			28,509	66,229	88,019	106,365	111,465	118,513	120,608	120,006
2011				34,319	99,454	141,402	167,127	199,986	204,924	202,538
2012					20,502	92,663	138,099	161,070	167,692	180,202
2013						32,041	84,306	110,166	118,910	122,972
2014							25,748	53,495	78,600	85,659
2015								23,468	65,157	77,241
2016									24,919	84,581
2017										30,635
					Total					1,346,664
					All outstanding liabilities before 2008, net of reinsurance					5,898
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$429,974

Third party occurrence business ($000’s except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$278,283	$282,364	$281,294	$279,642	$298,194	$303,315	$306,439	$302,951	$300,907	$309,202	$34,070	36,315
2009		273,205	268,831	270,615	271,924	275,531	276,737	267,700	263,175	261,663	43,633	51,319
2010			248,528	266,875	262,303	261,937	264,774	262,961	260,346	251,452	48,387	63,402
2011				261,257	268,249	283,774	288,999	282,716	286,277	280,762	61,506	71,823
2012					265,476	288,301	292,560	294,291	280,531	275,881	93,816	66,360
2013						293,920	309,790	318,836	316,113	298,195	118,746	67,103
2014							331,802	338,081	342,384	346,244	168,257	75,314
2015								360,217	395,234	401,768	228,728	76,796
2016									390,892	397,778	291,483	74,522
2017										418,036	380,920	61,461
									Total	$3,240,981

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$6,233	$21,705	$50,097	$85,737	$119,496	$165,098	$190,562	$204,324	$218,691	$234,190
2009		5,678	21,625	47,108	82,685	122,643	153,248	171,268	183,719	192,239
2010			6,848	27,000	50,500	81,261	117,939	137,677	158,050	171,928
2011				7,085	26,867	48,183	81,927	126,169	151,558	177,379
2012					7,079	31,827	62,392	89,182	117,305	141,642
2013						7,098	30,362	73,512	105,358	130,875
2014							9,476	40,863	72,525	113,952
2015								11,237	45,615	89,832
2016									11,702	44,207
2017										13,406
					Total					1,309,650
					All outstanding liabilities before 2008, net of reinsurance					98,833
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,030,164

ARCH CAPITAL	126	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party claims-made business ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$326,344	$380,158	$391,971	$397,864	$383,508	$394,166	$397,483	$385,827	$373,924	$365,413	$8,263	9,140
2009		288,072	323,359	313,043	311,581	306,875	306,889	309,987	306,203	304,159	9,205	10,910
2010			289,396	315,244	336,798	342,670	335,768	318,926	302,938	291,327	19,771	12,335
2011				284,961	327,623	319,230	313,824	319,354	300,172	292,332	34,161	11,712
2012					314,017	316,819	314,818	309,949	288,426	279,911	42,710	14,544
2013						299,609	317,560	321,195	319,418	299,194	75,577	13,994
2014							262,969	277,812	299,922	282,886	79,059	13,219
2015								257,183	279,590	281,031	132,145	13,323
2016									277,541	295,844	160,040	15,300
2017										274,527	224,115	12,371
									Total	$2,966,624

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$18,826	$74,174	$132,721	$175,437	$210,488	$235,920	$248,340	$286,493	$291,913	$292,598
2009		11,418	55,701	108,805	150,949	188,347	203,205	237,204	246,875	251,702
2010			13,971	71,297	128,921	164,107	199,653	216,353	231,200	241,035
2011				13,639	71,797	129,221	173,497	206,608	226,667	243,228
2012					17,531	68,125	119,653	162,636	186,520	212,019
2013						18,777	86,512	136,262	177,048	200,876
2014							13,702	62,817	129,095	174,852
2015								8,957	52,176	101,643
2016									10,644	68,904
2017										9,397
					Total					1,796,254
					All outstanding liabilities before 2008, net of reinsurance					94,246
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,264,616

Multi-line and other specialty ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$228,750	$246,842	$240,896	$237,743	$237,782	$232,710	$231,985	$228,847	$227,998	$226,269	$4,583	39,947
2009		287,455	297,410	292,302	286,205	277,500	278,581	273,199	270,529	262,856	4,718	40,158
2010			257,953	263,470	252,313	256,766	248,777	244,157	243,183	242,440	7,597	44,325
2011				272,539	285,840	284,566	285,771	286,014	284,299	280,741	10,045	54,533
2012					381,207	395,058	396,245	396,090	396,844	389,279	16,298	68,049
2013						400,828	416,785	412,528	435,766	448,309	24,100	85,508
2014							495,095	529,670	535,028	571,128	48,415	124,746
2015								526,703	545,738	555,746	80,967	139,767
2016									540,699	566,047	143,653	175,566
2017										574,401	296,812	156,337
									Total	$4,117,216

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$62,274	$119,634	$135,970	$165,075	$185,746	$194,954	$205,046	$209,195	$212,041	$215,400
2009		75,808	140,605	184,199	207,502	220,646	243,587	249,349	253,226	252,680
2010			62,874	118,378	151,587	186,890	207,073	215,542	221,494	227,939
2011				70,742	146,999	180,843	218,510	242,123	252,116	261,470
2012					98,509	220,377	282,856	319,491	343,797	361,402
2013						106,585	208,103	268,829	327,952	372,287
2014							137,388	274,923	356,986	445,002
2015								168,341	305,372	390,423
2016									197,384	354,907
2017										195,435
					Total					3,076,945
					All outstanding liabilities before 2008, net of reinsurance					41,039
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,081,310

ARCH CAPITAL	127	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2017:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	18.7%	35.9%	18.6%	9.7%	7.0%	3.7%	0.8%	(0.2)%	0.2%	0.3%
Third party occurrence business	2.6%	7.6%	10.2%	11.7%	12.5%	10.4%	8.1%	4.9%	4.0%	5.0%
Third party claims-made business	4.6%	18.0%	18.6%	14.0%	10.3%	6.7%	6.3%	5.7%	1.5%	0.2%
Multi-line and other specialty	28.0%	25.6%	13.6%	12.5%	7.8%	4.9%	3.1%	2.0%	0.5%	1.5%
Reinsurance Segment
Loss Reserves for the Company’s reinsurance segment are comprised of (1) case reserves, (2) additional case reserves (“ACRs”) and (3) IBNR reserves. The Company receives reports of claims notices from ceding companies and records case reserves based upon the amount of reserves recommended by the ceding company. Case reserves may be supplemented by ACRs, which are often estimated by the Company’s claims personnel ahead of official notification from the ceding company, or when judgment regarding the size or severity of the known event differs from the ceding company. In certain instances, the Company establishes ACRs even when the ceding company does not report any liability on a known event. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert the Company to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims. Such information is often used in the process of estimating IBNR reserves. IBNR reserves are established to provide for incurred claims which have not yet been reported at the balance sheet date as well as to adjust for any projected variance in case reserving. Actuaries estimate ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating Loss Reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that the reinsurance segment must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2017 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.
The reinsurance segment relies heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, underwriters, actuaries, and claims personnel often perform audits of ceding companies and regularly review information received from ceding companies for unusual or unexpected

ARCH CAPITAL	128	2017 FORM 10-K

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
Although Loss Reserves are initially determined based on underwriting and pricing analysis, the Company applies several generally accepted actuarial methods, as discussed above, on a quarterly basis to evaluate its Loss Reserves in addition to the expected loss method, in particular for reserves from more mature underwriting years (the year in which business is underwritten). Each quarter, as part of the reserving process, the Company’s actuaries reaffirm that the assumptions used in the reserving process continue to form a sound basis for projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to Loss Reserves may be supported. Estimated Loss Reserves for more mature underwriting years are now based more on actual loss activity and historical patterns than on the initial assumptions based on pricing indications. More recent underwriting years rely more heavily on internal pricing assumptions. The Company places more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of Loss Reserves are made.
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

ARCH CAPITAL	129	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$284,807	$291,045	$290,375	$284,525	$276,674	$274,953	$276,071	$272,057	$268,307	$266,449	$29,569	N/A
2009		267,280	287,553	305,904	285,865	280,815	270,122	253,577	239,120	235,781	33,749	N/A
2010			197,835	198,624	201,815	193,171	182,433	171,232	165,316	161,187	40,306	N/A
2011				154,704	158,216	152,135	147,428	143,138	140,183	134,058	32,068	N/A
2012					148,782	146,714	142,572	130,527	120,206	114,412	42,802	N/A
2013						170,464	163,691	159,723	153,317	141,024	58,572	N/A
2014							219,789	225,116	222,518	236,671	88,374	N/A
2015								225,118	223,789	232,755	103,595	N/A
2016									216,583	228,972	96,985	N/A
2017										267,312	180,407	N/A
									Total	$2,018,621

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$3,588	$22,929	$47,551	$73,955	$94,295	$132,406	$161,446	$183,398	$195,919	$207,737
2009		3,308	19,575	47,349	74,204	106,140	135,759	150,023	160,520	170,106
2010			2,231	21,547	39,251	54,476	72,794	83,458	94,554	102,576
2011				2,343	12,005	22,736	40,372	56,663	66,391	73,578
2012					1,373	8,929	15,733	27,176	38,676	50,266
2013						2,573	10,233	23,837	44,473	56,270
2014							3,992	16,242	41,257	64,223
2015								4,486	20,338	47,362
2016									5,721	25,707
2017										6,437
					Total					804,262
					All outstanding liabilities before 2008, net of reinsurance					265,408
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,479,767

Property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$148,631	$106,096	$121,101	$120,270	$120,667	$116,249	$114,856	$114,481	$114,295	$113,798	$231	N/A
2009		75,227	33,007	20,101	18,610	17,460	17,205	16,202	15,849	13,739	(158)	N/A
2010			97,686	50,159	41,827	41,840	46,192	46,592	46,400	46,656		N/A
2011				213,931	193,757	174,820	161,563	157,745	157,038	154,731		N/A
2012					150,630	123,381	108,710	102,178	99,931	99,113	165	N/A
2013						68,712	48,992	37,279	32,725	30,149	55	N/A
2014							46,408	31,865	26,147	23,222	701	N/A
2015								33,912	18,538	12,054	1,895	N/A
2016									24,918	18,217	2,427	N/A
2017										79,714	6,086	N/A
									Total	$591,393

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$52,629	$79,836	$89,405	$98,147	$108,720	$112,398	$113,113	$113,280	$113,338	$113,467
2009		10,132	13,647	13,526	15,105	15,370	15,374	15,400	15,417	13,634
2010			8,868	24,322	32,694	39,465	41,601	43,477	44,990	45,066
2011				62,695	87,958	120,806	136,072	141,788	144,417	146,563
2012					25,850	70,849	83,863	90,768	92,927	94,056
2013						12,320	19,497	24,597	26,570	28,427
2014							13,694	20,402	19,027	19,889
2015								(3,705)	(2,495)	1,989
2016									(7,176)	1,796
2017										28,864
					Total					493,751
					All outstanding liabilities before 2008, net of reinsurance					870
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$98,512

ARCH CAPITAL	130	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property excluding property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$212,864	$187,495	$190,891	$196,239	$191,461	$188,574	$186,573	$186,114	$180,188	$178,940	$1,198	N/A
2009		216,844	193,877	171,389	164,633	163,873	161,800	158,856	149,305	148,511	1,092	N/A
2010			143,002	128,702	118,475	112,741	110,802	108,671	104,875	101,693	2,004	N/A
2011				206,719	179,368	166,857	163,226	159,084	157,774	155,510	4,243	N/A
2012					156,362	122,033	124,129	119,572	115,159	112,936	4,234	N/A
2013						115,913	77,266	70,923	66,552	64,834	5,034	N/A
2014							144,093	117,947	99,784	91,079	8,288	N/A
2015								214,620	189,004	184,637	18,164	N/A
2016									177,002	146,338	28,121	N/A
2017										260,425	80,297	N/A
									Total	$1,444,903

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$56,096	$125,684	$146,850	$161,523	$167,161	$173,245	$174,276	$174,095	$175,016	$176,443
2009		66,401	117,101	134,441	138,824	140,664	143,183	144,290	145,099	146,209
2010			37,942	76,757	88,591	93,782	96,011	97,169	97,814	98,248
2011				47,595	121,216	141,080	145,591	147,648	148,751	148,996
2012					26,093	78,296	93,524	102,211	103,210	103,850
2013						26,066	42,994	50,106	53,290	54,097
2014							23,585	63,045	71,983	76,939
2015								75,404	119,122	149,655
2016									33,347	95,680
2017										25,242
					Total					1,075,359
					All outstanding liabilities before 2008, net of reinsurance					4,472
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$374,016

Marine and aviation ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$132,706	$158,928	$165,593	$159,588	$155,884	$154,475	$152,625	$152,602	$150,668	$148,445	$719	N/A
2009		50,165	41,601	35,803	34,107	31,268	30,026	28,598	28,355	27,391	1,728	N/A
2010			40,978	42,314	38,537	35,445	33,544	31,928	31,177	30,336	678	N/A
2011				39,350	32,945	35,879	32,429	28,804	27,207	27,261	4,316	N/A
2012					59,050	58,926	55,131	52,375	51,169	49,815	7,966	N/A
2013						39,147	38,019	37,049	35,641	35,541	9,967	N/A
2014							31,179	29,418	27,630	25,929	8,391	N/A
2015								33,740	37,618	31,828	7,911	N/A
2016									27,368	22,766	14,599	N/A
2017										28,817	18,451	N/A
									Total	$428,129

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$11,284	$50,877	$83,413	$112,852	$128,381	$140,907	$143,208	$145,105	$145,538	$145,545
2009		6,921	16,313	19,457	22,594	22,698	23,041	23,648	24,151	24,251
2010			8,523	13,402	16,753	18,479	20,222	26,540	27,186	27,548
2011				4,421	12,122	16,530	19,234	15,957	16,631	21,985
2012					2,662	11,459	27,588	33,386	35,129	36,333
2013						5,043	13,980	18,713	21,709	22,724
2014							4,314	8,159	11,796	12,677
2015								9	13,431	19,043
2016									(7,326)	(1,680)
2017										1,661
					Total					310,087
					All outstanding liabilities before 2008, net of reinsurance					17,414
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$135,456

ARCH CAPITAL	131	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other specialty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2017
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2008	$43,813	$37,434	$34,099	$30,237	$28,288	$30,217	$28,783	$28,669	$27,691	$27,418	$2,185	N/A
2009		61,515	50,560	45,378	39,257	37,133	35,141	36,397	36,874	37,888	2,734	N/A
2010			44,243	33,744	26,696	24,401	23,402	23,077	22,845	22,587	1,713	N/A
2011				114,407	99,156	94,970	93,396	91,617	90,215	89,611	3,001	N/A
2012					230,125	218,333	208,036	202,055	200,025	203,304	21,566	N/A
2013						259,466	232,696	222,481	218,827	220,073	28,371	N/A
2014							283,337	264,072	266,007	258,880	35,422	N/A
2015								218,258	209,337	207,514	39,024	N/A
2016									233,315	230,646	59,666	N/A
2017										294,469	131,878	N/A
									Total	$1,592,390

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2008	$5,324	$14,998	$21,037	$22,318	$22,985	$24,840	$24,207	$24,814	$24,867	$24,789
2009		9,440	27,981	30,885	30,764	30,756	30,652	31,172	31,977	32,113
2010			4,193	13,786	17,018	18,060	18,861	19,480	19,712	20,334
2011				29,027	58,746	71,240	75,942	79,549	81,396	83,732
2012					47,063	125,181	148,565	159,908	167,996	172,326
2013						58,851	122,477	149,149	165,824	175,813
2014							71,180	151,264	187,952	201,529
2015								57,095	119,284	144,104
2016									68,307	145,348
2017										80,549
					Total					1,080,637
					All outstanding liabilities before 2008, net of reinsurance					9,012
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$520,765
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2017:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	1.7%	7.3%	9.7%	11.2%	10.5%	10.2%	7.3%	5.9%	4.4%	4.4%
Property catastrophe	27.2%	28.5%	13.5%	8.7%	4.6%	2.0%	1.4%	0.1%	(6.5)%	0.1%
Property excluding property catastrophe	30.6%	37.8%	12.3%	5.3%	1.7%	1.5%	0.5%	0.3%	0.6%	0.8%
Marine and aviation	8.7%	25.5%	17.2%	10.1%	1.8%	7.1%	6.4%	1.4%	0.3%	—%
Other specialty	25.7%	35.7%	13.5%	4.7%	3.1%	2.7%	0.7%	2.4%	0.3%	(0.3)%
Mortgage Segment
The Company’s mortgage segment includes (1) direct mortgage insurance in the U.S., (2) direct mortgage insurance in Europe, (3) global mortgage reinsurance and (4) various GSE credit risk-sharing products, with the latter three categories along with second lien and student loan exposures excluded on the basis of insignificance for the purposes of presenting disclosures related to short duration contracts.
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

ARCH CAPITAL	132	2017 FORM 10-K

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
Claim size estimates are determined by examining the risk sizes on the delinquent loans and estimating the portion of risk that will be paid, as well as any expenses. This is done based on a review of historical development patterns, an assessment of economic conditions and the level of equity the borrowers may have in their homes, as well as considering economic conditions and loss mitigation opportunities. Mortgage insurance is generally not subject to large claim sizes, as with some other lines of insurance. A claim size over $250,000 is rare, and this helps reduce the volatility of claim size estimates. The claim rate and claim size assumptions generate case reserves for the population of reported delinquencies. The reserve for unreported delinquencies (included in IBNR reserves) is estimated by looking at historical patterns of reporting. Claim rates and claim sizes can then be assigned to estimated unreported delinquencies using assumptions made in the establishment of case reserves.
Mortgage insurance Loss Reserves are short-tail, in the sense that the vast majority of delinquencies are resolved within two years of being reported. While reserves are initially analyzed by reserve cohort, as described above, they are also rolled up by underwriting year to ensure that reserve assumptions are consistent with the performance of the underwriting year. The accuracy of prior reserve assumptions is also checked in hindsight to determine if adjustments are needed.
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
The tables below include the acquired business of UGC across all periods presented. Due to the length of time for which claims incurred typically remain outstanding prior to payment and the Company’s formation of the mortgage segment in 2014, the Company determined that six accident years was sufficient for its current disclosures. The following table presents information on the mortgage segment’s short-duration insurance contracts:

Direct mortgage insurance business in the U.S. ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance							December 31, 2017
							Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
	Year ended December 31,
Accident year	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017
2012	520,835	480,592	475,317	469,238	467,296	459,467	538	14,929
2013		469,311	419,668	411,793	405,809	395,693	639	9,249
2014			316,095	297,151	279,434	266,027	969	5,932
2015				222,790	197,238	198,001	2,014	3,910
2016					183,556	170,532	3,915	2,004
2017						179,376	27,163	227
					Total	$1,669,096

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2012	(106,065)	186,605	327,605	395,695	426,024	441,577
2013		41,447	203,957	308,956	353,189	373,909
2014			20,099	129,159	201,925	233,879
2015				16,159	92,431	151,222
2016					11,462	72,201
2017						8,622
						1,281,410
		All outstanding liabilities before 2012, net of reinsurance				56,299
						$443,985

ARCH CAPITAL	133	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2017:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
U.S. Primary	2.4%	44.0%	28.6%	12.7%	5.9%	3.4%
Other Segment
Loss Reserves for the ‘other’ segment (i.e., Watford Re) are comprised of case reserves, ACRs and IBNR reserves. For all business assumed by Watford Re, the Company acts as reinsurance underwriting manager, provides actuarial and risk management services and recommends a level of Loss Reserves to Watford Re. The Company does not guarantee or provide credit support for Watford Re, and the Company’s financial exposure to Watford Re is limited to its investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions. The estimation of Loss Reserves for Watford Re is subject to the same risk factors as the estimation of Loss Reserves for the Company’s insurance, reinsurance and mortgage segments as described earlier. Watford Re performs its own reserve reviews and sets its reserves independently. As noted previously, the Company determined that amounts in the ‘other’ segment are insignificant for the purposes of these footnote disclosures.
For the year ended December 31, 2017, the Company did not make any significant changes in its methodologies or assumptions as described above (a) to determine the presented amounts of IBNR reserves, (b) for expected development on case reserves.
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
For the year ended December 31, 2017, the Company did not make any significant changes in its methodologies or assumptions as described above to calculate the cumulative claim frequency.

The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2017:

December 31, 2017
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$429,974
Third party occurrence business	2,030,164
Third party claims-made business	1,264,616
Multi-line and other specialty	1,081,310
Reinsurance
Casualty	1,479,767
Property catastrophe	98,512
Property excluding property catastrophe	374,016
Marine and aviation	135,456
Other specialty	520,765
Mortgage
U.S. primary	443,985
Other short duration lines not included in disclosures	887,624
Total for short duration lines	8,746,189

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	345,188
Third party occurrence business	980,850
Third party claims-made business	681,664
Multi-line and other specialty	138,586
Reinsurance
Casualty	433,139
Property catastrophe	208,417
Property excluding property catastrophe	54,473
Marine and aviation	25,506
Other specialty	76,962
Mortgage
U.S. primary	27,448
Other short duration lines not included in disclosures	26,605
Intercompany eliminations	(539,519)
Total for short duration lines	2,459,319

Lines other than short duration	26,744
Discounting	(20,016)
Unallocated claims adjustment expenses	171,556
178,284

Total gross reserves for losses and loss adjustment expenses	$11,383,792

ARCH CAPITAL	134	2017 FORM 10-K

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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2017	2016	2015
Premiums Written
Direct	$4,447,457	$3,337,690	$3,086,919
Assumed	1,920,968	1,864,444	1,710,244
Ceded	(1,407,052)	(1,170,743)	(979,632)
Net	$4,961,373	$4,031,391	$3,817,531

Premiums Earned
Direct	$4,379,131	$3,192,653	$3,002,508
Assumed	1,856,573	1,730,884	1,659,456
Ceded	(1,391,172)	(1,038,715)	(928,059)
Net	$4,844,532	$3,884,822	$3,733,905

Losses and Loss Adjustment Expenses
Direct	$2,568,327	$1,976,853	$1,830,785
Assumed	1,442,077	847,038	752,304
Ceded	(1,042,958)	(638,292)	(532,186)
Net	$2,967,446	$2,185,599	$2,050,903
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. At December 31, 2017, approximately 69.9% of the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $2.54 billion were due from carriers which had an A.M. Best rating of “A-” or better while 30.1% were from companies not rated, a substantial portion of which was collateralized through reinsurance trusts or letters of credit. The largest reinsurance recoverables from any one carrier was approximately 2.2% of the Company’s total shareholders’ equity at December 31, 2017. At December 31, 2016, approximately 75.7% of the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $2.11 billion were due from carriers which had an A.M. Best rating of “A-” or better while 24.2% were from companies not rated, a substantial portion of which was collateralized through reinsurance trusts or letters of credit. The largest reinsurance recoverables from any one carrier was approximately 2.4% of the Company’s total shareholders’ equity at December 31, 2016. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers or retrocessionaires to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.
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
On October 25, 2017, the Company entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re at inception for new delinquencies on a portfolio of in-force policies issued between January 1, 2017 and June 30, 2017 through a mortgage insurance-linked notes offering by Bellemeade 2017-1 Ltd.
The following table summarizes the respective coverages and retentions at December 31, 2017:

	Initial Coverage at Issuance	Coverage at December 31, 2017	First Layer Retention
Bellemeade Re I	$300,000	$92,390	$129,900
Bellemeade Re II	300,000	135,201	646,900
Bellemeade 2017-1	368,100	347,139	165,700
For the respective coverage periods, the ceding insurers will retain the first layer of the respective aggregate losses and the special purpose reinsurance companies will provide second layer coverage up to the outstanding coverage amount. The ceding insurers will then retain losses in excess of the outstanding coverage limit. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize.

ARCH CAPITAL	135	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Investment Information

At December 31, 2017, total investable assets of $22.16 billion included $19.72 billion held by the Company and $2.44 billion attributable to Watford Re.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated	Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Unrealized
	Value	Gains	Losses	Cost	Losses (2)
December 31, 2017
Fixed maturities (1):
Corporate bonds	$4,434,439	$30,943	$(32,340)	$4,435,836	$(73)
Mortgage backed securities	316,141	1,640	(2,561)	317,062	(15)
Municipal bonds	2,158,840	20,285	(12,308)	2,150,863	—
Commercial mortgage backed securities	545,817	2,131	(4,268)	547,954	—
U.S. government and government agencies	3,484,257	2,188	(28,769)	3,510,838	—
Non-U.S. government securities	1,612,754	48,764	(17,321)	1,581,311	—
Asset backed securities	1,780,143	5,147	(8,614)	1,783,610	—
Total	14,332,391	111,098	(106,181)	14,327,474	(88)
Equity securities	504,333	88,739	(5,583)	421,177	—
Other investments	264,989	66,946	(120)	198,163	—
Short-term investments	1,469,042	650	(563)	1,468,955	—
Total	$16,570,755	$267,433	$(112,447)	$16,415,769	$(88)

December 31, 2016
Fixed maturities (1):
Corporate bonds	$4,392,373	$27,606	$(46,905)	$4,411,672	$(2,285)
Mortgage backed securities	490,093	4,794	(8,357)	493,656	(3,323)
Municipal bonds	3,713,434	8,554	(29,154)	3,734,034	(201)
Commercial mortgage backed securities	536,051	2,876	(6,508)	539,683	—
U.S. government and government agencies	2,804,540	9,319	(24,437)	2,819,658	—
Non-U.S. government securities	1,096,440	19,036	(56,872)	1,134,276	—
Asset backed securities	1,123,987	6,897	(6,526)	1,123,616	(22)
Total	14,156,918	79,082	(178,759)	14,256,595	(5,831)
Equity securities	532,680	62,627	(17,517)	487,570	—
Other investments	167,970	21,358	(2,465)	149,077	—
Short-term investments	612,005	272	(145)	611,878	—
Total	$15,469,573	$163,339	$(198,886)	$15,505,120	$(5,831)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total OTTI recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2017, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.3 million, compared to a net unrealized loss of $2.8 million at December 31, 2016.

ARCH CAPITAL	136	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Fixed maturities (1):
Corporate bonds	$2,320,716	$(25,411)	$279,082	$(6,929)	$2,599,798	$(32,340)
Mortgage backed securities	221,113	(1,715)	28,380	(846)	249,493	(2,561)
Municipal bonds	1,030,389	(8,438)	132,469	(3,870)	1,162,858	(12,308)
Commercial mortgage backed securities	225,164	(1,899)	57,291	(2,369)	282,455	(4,268)
U.S. government and government agencies	2,646,415	(26,501)	111,879	(2,268)	2,758,294	(28,769)
Non-U.S. government securities	1,218,514	(15,546)	93,530	(1,775)	1,312,044	(17,321)
Asset backed securities	1,111,246	(5,915)	209,207	(2,699)	1,320,453	(8,614)
Total	8,773,557	(85,425)	911,838	(20,756)	9,685,395	(106,181)
Equity securities	166,562	(5,583)	—	—	166,562	(5,583)
Other investments	15,025	(120)	—	—	15,025	(120)
Short-term investments	109,528	(563)	—	—	109,528	(563)
Total	$9,064,672	$(91,691)	$911,838	$(20,756)	$9,976,510	$(112,447)

December 31, 2016
Fixed maturities (1):
Corporate bonds	$1,700,813	$(43,011)	$46,902	$(3,894)	$1,747,715	$(46,905)
Mortgage backed securities	402,699	(8,134)	6,105	(223)	408,804	(8,357)
Municipal bonds	1,513,308	(28,504)	29,636	(650)	1,542,944	(29,154)
Commercial mortgage backed securities	231,374	(6,331)	5,635	(177)	237,009	(6,508)
U.S. government and government agencies	1,888,018	(24,437)	—	—	1,888,018	(24,437)
Non-U.S. government securities	807,598	(56,872)	—	—	807,598	(56,872)
Asset backed securities	627,557	(5,465)	65,723	(1,061)	693,280	(6,526)
Total	7,171,367	(172,754)	154,001	(6,005)	7,325,368	(178,759)
Equity securities	269,381	(17,517)	—	—	269,381	(17,517)
Other investments	39,299	(2,465)	—	—	39,299	(2,465)
Short-term investments	29,146	(145)	—	—	29,146	(145)
Total	$7,509,193	$(192,881)	$154,001	$(6,005)	$7,663,194	$(198,886)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities pledged. See “—Securities Lending Agreements.”

At December 31, 2017, on a lot level basis, approximately 3,830 security lots out of a total of approximately 7,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.3 million. The Company believes that such securities were temporarily impaired at December 31, 2017. At December 31, 2016, on a lot level basis, approximately 3,540 security lots out of a total of approximately 7,240 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $4.6 million.

ARCH CAPITAL	137	2017 FORM 10-K

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

	December 31, 2017		December 31, 2016
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$550,711	$548,771	$560,830	$557,675
Due after one year through five years	7,436,153	7,434,801	6,158,148	6,211,099
Due after five years through 10 years	3,369,635	3,369,750	4,676,847	4,710,017
Due after 10 years	333,791	325,526	610,962	620,849
	11,690,290	11,678,848	12,006,787	12,099,640
Mortgage backed securities	316,141	317,062	490,093	493,656
Commercial mortgage backed securities	545,817	547,954	536,051	539,683
Asset backed securities	1,780,143	1,783,610	1,123,987	1,123,616
Total	$14,332,391	$14,327,474	$14,156,918	$14,256,595
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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short-term investments. At December 31, 2017, the fair value of the cash collateral received on securities lending was $199.9 million and the fair value of security collateral received was $276.7 million. At December 31, 2016, the fair value of the cash collateral received on securities lending was $212.4 million and the fair value of security collateral received was $550.1 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
December 31, 2017
U.S. government and government agencies	$343,425	$20,309	$76,086	$—	$439,820
Corporate bonds	28,003	—	—	—	28,003
Equity securities	8,782	—	—	—	8,782
Total	$380,210	$20,309	$76,086	$—	$476,605
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 11					$—
Amounts related to securities lending not included in offsetting disclosure in Note 11					$476,605

December 31, 2016
U.S. government and government agencies	$556,015	$31,244	$126,093	$5,140	$718,492
Corporate bonds	29,078	—	—	—	29,078
Equity securities	14,984	—	—	—	14,984
Total	$600,077	$31,244	$126,093	$5,140	$762,554
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 11					$—
Amounts related to securities lending not included in offsetting disclosure in Note 11					$762,554

ARCH CAPITAL	138	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	December 31,
	2017	2016
Available for sale securities:
Asian and emerging markets	$135,140	$84,778
Investment grade fixed income	53,878	33,923
Credit related funds	18,365	7,469
Other	57,606	41,800
Total available for sale	264,989	167,970
Fair value option:
Term loan investments (par value: $1,223,453 and $1,208,537)	1,200,882	1,190,799
Mezzanine debt funds	252,160	127,943
Credit related funds	175,422	218,298
Investment grade fixed income	102,347	75,468
Asian and emerging markets	258,541	178,568
Other (1)	147,029	129,717
Total fair value option	2,136,381	1,920,793
Total	$2,401,370	$2,088,763

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
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

Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	December 31,
	2017	2016
Fixed maturities	$1,642,855	$1,099,116
Other investments	2,136,381	1,920,793
Short-term investments	297,426	373,669
Equity securities	139,575	27,642
Investments accounted for using the fair value option	$4,216,237	$3,421,220
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2017	2016
Investments accounted for using the equity method (1)	$1,041,321	$800,970
Investments accounted for using the fair value option (2)	130,471	90,804
Total	$1,171,792	$891,774

(1)	Aggregate unfunded commitments were $1,020.1 million at December 31, 2017, compared to $776.6 million at December 31, 2016.

(2)	Aggregate unfunded commitments were $100.4 million at December 31, 2017, compared to $16.7 million at December 31, 2016.

ARCH CAPITAL	139	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities	$385,919	$295,502	$283,998
Equity securities	11,752	12,536	13,534
Short-term investments	10,964	6,071	669
Other (1)	154,266	132,815	112,927
Gross investment income	562,901	446,924	411,128
Investment expenses	(92,029)	(80,182)	(63,038)
Net investment income	$470,872	$366,742	$348,090

(1)	Includes dividends and other distributions from investment funds, term loan investments, funds held balances, cash balances and other.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions:

	Year Ended December 31,
	2017	2016	2015
Available for sale securities:
Gross gains on investment sales	$286,415	$309,896	$281,786
Gross losses on investment sales	(203,873)	(214,447)	(218,970)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	29,451	47,890	(84,620)
Other investments	51,124	58,687	(122,171)
Equity securities	18,707	366	(85)
Short-term investments	272	93	1,462
Derivative instruments (1)	(7,356)	(22,612)	(7,114)
Other (2)	(25,599)	(42,287)	(36,130)
Net realized gains (losses)	$149,141	$137,586	$(185,842)

(1)	See Note 11 for information on the Company’s derivative instruments.

(2)	Includes the re-measurement of contingent consideration liability amounts.

Equity in Net Income (Loss) of Investment Funds Accounted For Using the Equity Method
The Company recorded equity in net income related to investment funds accounted for using the equity method of $142.3 million for 2017, compared to $48.5 million for 2016 and $25.5 million for 2015. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.
A summary of financial information for the Company’s investments accounted for using the equity method is as follows:

	December 31,
	2017	2016
Invested assets	$22,351,894	$16,414,190
Total assets	23,932,507	17,988,367
Total liabilities	2,734,662	1,499,160
Net assets	$21,197,845	$16,489,207

	Year Ended December 31,
	2017	2016	2015
Total revenues	$3,867,874	$2,279,737	$1,429,007
Total expenses	782,773	656,940	521,555
Net income (loss)	$3,085,101	$1,622,797	$907,452
Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.
The following table details the net impairment losses recognized in earnings by asset class:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities:
Mortgage backed securities	$(1,488)	$(964)	$(1,794)
Corporate bonds	(2,884)	(5,674)	(10,841)
Non-U.S. government securities	(376)	(823)	—
Asset backed securities	—	(14,736)	—
U.S. government and government agencies	(426)	—	—
Municipal bonds	(375)	(726)	—
Total	(5,549)	(22,923)	(12,635)
Short-term investments	—	—	(2,341)
Equity securities	(1,422)	(3,990)	(4,206)
Other investments	(167)	(3,529)	(934)
Net impairment losses recognized in earnings	$(7,138)	$(30,442)	$(20,116)
A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in 2017 is as follows:

•
Corporate bonds – the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain

ARCH CAPITAL	140	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corporate bonds. Impairment losses were primarily from foreign currency impacts;

•
Mortgage backed securities – the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security. Impairment losses primarily reflected the Company’s decision to liquidate a portfolio of mortgage backed securities in April 2017. The Company recorded impairment losses on securities in such portfolio that were in an unrealized loss position at March 31, 2017;

•
Equity securities – the Company utilized information received from asset managers on common stocks, including the business prospects, recent events, industry and market data and other factors. Impairment losses were primarily on equities which were in an unrealized loss position for a significant length of time.

The Company believes that the OTTI included in accumulated other comprehensive income at December 31, 2017 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2017, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.
The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2017	2016	2015
Balance at start of year	$13,138	$26,875	$20,196
Credit loss impairments recognized on securities not previously impaired	31	2,186	12,777
Credit loss impairments recognized on securities previously impaired	210	582	1,673
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(12,612)	(16,505)	(7,771)
Balance at end of year	$767	$13,138	$26,875
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
The following table details the value of the Company’s restricted assets:

	December 31,
	2017	2016
Assets used for collateral or guarantees:
Affiliated transactions	$4,323,726	$3,871,971
Third party agreements	1,674,304	1,513,079
Deposits with U.S. regulatory authorities	616,987	472,890
Deposits with non-U.S. regulatory authorities	55,895	44,399
Total restricted assets	$6,670,912	$5,902,339
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

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement

ARCH CAPITAL	141	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy. The Company reviews its securities measured at fair value and discusses the proper classification of such investments with investment advisers and others.
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $20.9 billion of financial assets and liabilities measured at fair value at December 31, 2017, approximately $181.5 million, or 0.9%, were priced using non-binding broker-dealer quotes. Of the $19.1 billion of financial assets and liabilities measured at fair value at December 31, 2016, approximately $234.0 million, or 1.2%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	142	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During 2017, the Company transferred $17.6 million of fixed maturities from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
Equity securities
The Company determined that exchange-traded equity securities would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other equity securities are included in Level 2 of the valuation hierarchy.
Other investments
The Company determined that exchange-traded investments would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other investments also include term loan investments for which fair values are estimated by using quoted prices of term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. A small number of securities are included in Level 3 due to a low level of transparency on the inputs used in the pricing process. The fair values for certain of the Company’s other investments are determined using net asset values as advised by external fund managers, based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. During 2017, the Company transferred $33.7 million of other investments from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
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

ARCH CAPITAL	143	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(losses).’ To determine the fair value of contingent consideration liabilities, the Company estimates future payments using an income approach based on modeled inputs which include a weighted average cost of capital. The Company determined that contingent consideration liabilities would be included within Level 3.

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2017:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:
Available for sale securities:
Fixed maturities (1):
Corporate bonds	$4,434,439	$—	$4,424,979	$9,460
Mortgage backed securities	316,141	—	315,754	387
Municipal bonds	2,158,840	—	2,158,840	—
Commercial mortgage backed securities	545,817	—	545,277	540
U.S. government and government agencies	3,484,257	3,408,902	75,355	—
Non-U.S. government securities	1,612,754	—	1,612,754	—
Asset backed securities	1,780,143	—	1,775,143	5,000
Total	14,332,391	3,408,902	10,908,102	15,387

Equity securities	504,333	498,182	6,151	—

Short-term investments	1,469,042	1,420,732	48,310	—

Other investments	76,427	74,611	1,816	—
Other investments measured at net asset value (2)	188,562
Total other investments	264,989	74,611	1,816	—

Derivative instruments (4)	15,747	—	15,747	—

Fair value option:
Corporate bonds	1,068,725	—	1,056,508	12,217
Non-U.S. government bonds	195,788	—	195,788	—
Mortgage backed securities	20,491	—	20,491	—
Municipal bonds	15,210	—	15,210	—
Commercial mortgage backed securities	11,997	—	11,997	—
Asset backed securities	99,354	—	99,354	—
U.S. government and government agencies	231,290	231,019	271	—
Short-term investments	297,426	40,166	257,260	—
Equity securities	139,576	67,440	72,136	—
Other investments	1,128,094	82,291	986,636	59,167
Other investments measured at net asset value (2)	1,008,287
Total	4,216,238	420,916	2,715,651	71,384

Total assets measured at fair value	$20,802,740	$5,823,343	$13,695,777	$86,771

Liabilities measured at fair value:
Contingent consideration liabilities	$(60,996)	$—	$—	$(60,996)
Securities sold but not yet purchased (3)	(34,375)	—	(34,375)	—
Derivative instruments (4)	(20,464)	—	(20,464)	—
Total liabilities measured at fair value	$(115,835)	$—	$(54,839)	$(60,996)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 11, “Derivative Instruments.”

ARCH CAPITAL	144	2017 FORM 10-K

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 11, “Derivative Instruments.”

ARCH CAPITAL	145	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2017 and 2016:

		Assets				Liabilities
	Available For Sale		Fair Value Option
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Total	Contingent Consideration Liabilities
Year Ended December 31, 2017
Balance at beginning of year	$11,289	$18,344	$—	$25,000	$54,633	$(122,350)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	3,779	688	1,021	4	5,492	(10,837)
Included in other comprehensive income	7	713	—	—	720	—
Purchases, issuances, sales and settlements
Purchases	—	4,935	—	1,348	6,283	—
Issuances	—	—	—	—	—	—
Sales	(13,640)	(14,897)	—	—	(28,537)	—
Settlements	(1,457)	(455)	(275)	(901)	(3,088)	72,191
Transfers in and/or out of Level 3	5,949	132	11,471	33,716	51,268	—
Balance at end of year	$5,927	$9,460	$12,217	$59,167	$86,771	$(60,996)

Year Ended December 31, 2016
Balance at beginning of year	$57,500	$16,368	$—	$—	$73,868	$(96,048)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(14,730)	1,200	—	—	(13,530)	(26,912)
Included in other comprehensive income	—	—	—	—	—	74
Purchases, issuances, sales and settlements
Purchases	—	776	—	—	776	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(31,481)	—	—	—	(31,481)	536
Transfers in and/or out of Level 3	—	—	—	25,000	25,000	—
Balance at end of year	$11,289	$18,344	$—	$25,000	$54,633	$(122,350)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)
Gains or losses on asset backed securities were included in net impairment losses recognized in earnings while gains or losses on corporate bonds and contingent consideration liabilities were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2017, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $2.04 billion. At December 31, 2016, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.90 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

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

ARCH CAPITAL	146	2017 FORM 10-K

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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
December 31, 2017
Futures contracts (2)	$3,371	$(1,542)	$1,452,497
Foreign currency forward contracts (2)	4,478	(4,381)	686,941
TBAs (3)	27,184	—	27,066
Other (2)	7,898	(14,541)	1,457,345
Total	$42,931	$(20,464)

December 31, 2016
Futures contracts (2)	$360	$(9,398)	$1,655,530
Foreign currency forward contracts (2)	9,354	(12,941)	1,186,386
TBAs (3)	—	—	—
Other (2)	20,287	(3,710)	1,014,863
Total	$30,001	$(26,049)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)
The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’ Such amounts include risk in force on GSE credit-risk sharing transactions that are accounted for as derivatives.

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2017 or 2016.
The Company’s derivative instruments can be traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces the derivatives credit exposure from a gross to a net exposure. At December 31, 2017, $40.6 million and $19.6 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $28.4 million and $26.0 million, respectively, at December 31, 2016. The remaining derivatives

ARCH CAPITAL	147	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the table above were not subject to a master netting agreement.
All realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in net realized gains (losses) in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2017	2016	2015
Net realized gains (losses):
Futures contracts	$9,318	$(5,474)	$(21,533)
Foreign currency forward contracts	(14,495)	(9,588)	16,045
TBAs	9	577	1,452
Other	(2,188)	(8,127)	(3,078)
Total	$(7,356)	$(22,612)	$(7,114)
12.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2017
Beginning balance	$(27,641)	$(86,900)	$(114,541)
Other comprehensive income (loss) before reclassifications	252,904	47,544	300,448
Amounts reclassified from accumulated other comprehensive income	(67,863)	—	(67,863)
Net current period other comprehensive income (loss)	185,041	47,544	232,585
Ending balance	$157,400	$(39,356)	$118,044

Year Ended December 31, 2016
Beginning balance	$50,085	$(66,587)	$(16,502)
Other comprehensive income (loss) before reclassifications	(21,365)	(20,313)	(41,678)
Amounts reclassified from accumulated other comprehensive income	(56,361)	—	(56,361)
Net current period other comprehensive income (loss)	(77,726)	(20,313)	(98,039)
Ending balance	$(27,641)	$(86,900)	$(114,541)

Year Ended December 31, 2015
Beginning balance	$161,598	$(32,742)	$128,856
Other comprehensive income (loss) before reclassifications	(83,280)	(33,845)	(117,125)
Amounts reclassified from accumulated other comprehensive income	(28,233)	—	(28,233)
Net current period other comprehensive income (loss)	(111,513)	(33,845)	(145,358)
Ending balance	$50,085	$(66,587)	$(16,502)

ARCH CAPITAL	148	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2017	2016	2015
Unrealized appreciation on available-for-sale investments
	Net realized gains	$82,542	$95,448	$62,817
	Other-than-temporary impairment losses	(7,138)	(30,794)	(26,152)
	Total before tax	75,404	64,654	36,665
	Income tax (expense) benefit	(7,541)	(8,293)	(8,432)
	Net of tax	$67,863	$56,361	$28,233

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$266,559	$13,655	$252,904
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	75,404	7,541	67,863
Foreign currency translation adjustments	47,549	535	47,014
Other comprehensive income (loss)	$238,704	$6,649	$232,055

Year Ended December 31, 2016
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(26,159)	$(5,146)	$(21,013)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(352)	—	(352)
Less reclassification of net realized gains (losses) included in net income	64,654	8,293	56,361
Foreign currency translation adjustments	(20,120)	261	(20,381)
Other comprehensive income (loss)	$(111,285)	$(13,178)	$(98,107)

Year Ended December 31, 2015
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(77,311)	$(67)	$(77,244)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(6,036)	—	(6,036)
Less reclassification of net realized gains (losses) included in net income	36,665	8,432	28,233
Foreign currency translation adjustments	(35,679)	(1,568)	(34,111)
Other comprehensive income (loss)	$(155,691)	$(10,067)	$(145,624)

ARCH CAPITAL	149	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$629,709	$824,178	$526,582
Amounts attributable to noncontrolling interests	(10,431)	(131,440)	11,156
Net income available to Arch	619,278	692,738	537,738
Preferred dividends	(46,041)	(28,070)	(21,938)
Loss on redemption of preferred shares	(6,735)	—	—
Net income available to Arch common shareholders	$566,502	$664,668	$515,800

Denominator:
Weighted average common shares outstanding	125,843,876	120,757,243	121,786,127
Series D preferred securities (1)	8,868,912	34,871	—
Weighted average common shares outstanding – basic	134,712,788	120,792,114	121,786,127
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,312,198	1,292,359	1,253,938
Stock options (2)	3,236,689	2,633,020	2,998,678
Weighted average common shares and common share equivalents outstanding – diluted	139,261,675	124,717,493	126,038,743

Earnings per common share:
Basic	$4.21	$5.50	$4.24
Diluted	$4.07	$5.33	$4.09

(1)
The company has determined that, based on a review of the terms, features and rights of the Company’s non-voting common equivalent preferred shares compared to the rights of the Company’s common shareholders, the underlying common shares that the convertible securities convert to were common share equivalents at the time of their issuance.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2017, 2016 and 2015, the number of stock options excluded were 867,817, 722,729 and 799,535, respectively.

14.     Income Taxes

Arch Capital is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received a written undertaking from the Minister of Finance in Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income, gain or appreciation on any capital asset, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to Arch Capital or any of its operations until March 31, 2035. This undertaking does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.
Arch Capital and its non-U.S. subsidiaries will be subject to U.S. federal income tax only to the extent that they derive U.S.

source income that is subject to U.S. withholding tax or income that is effectively connected with the conduct of a trade or business within the U.S. and is not exempt from U.S. tax under an applicable income tax treaty with the U.S. Arch Capital and its non-U.S. subsidiaries will be subject to a withholding tax on dividends from U.S. investments and interest from certain U.S. payors (subject to reduction by any applicable income tax treaty). Arch Capital and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that Arch Capital or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If Arch Capital or any of its non-U.S. subsidiaries

ARCH CAPITAL	150	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were subject to U.S. income tax, Arch Capital’s shareholders’ equity and earnings could be materially adversely affected. Arch Capital has subsidiaries and branches that operate in various jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which Arch Capital’s subsidiaries and branches are subject to tax are the United States, United Kingdom, Ireland, Canada, Switzerland, Australia and Denmark.
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2017	2016	2015
Current expense (benefit):
United States	$(51,705)	$40,300	$37,186
Non-U.S.	5,969	10,445	7,008
	(45,736)	50,745	44,194
Deferred expense (benefit):
United States	169,093	(14,641)	(4,893)
Non-U.S.	4,211	(4,730)	1,311
	173,304	(19,371)	(3,582)
Income tax expense	$127,568	$31,374	$40,612
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2017	2016	2015
Income Before Income Taxes:
Bermuda	$406,054	$801,155	$508,561
United States	381,157	51,577	57,527
Other	(29,934)	2,820	1,106
Total	$757,277	$855,552	$567,194
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (35.0%), United Kingdom (19.25%), Ireland (12.5%), Denmark (22.0%), Canada (26.5%), Gibraltar (10.0%), Australia (30.0%), Hong Kong (16.5%) and the Netherlands (20.0%).

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2017	2016	2015
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$126,262	$17,365	$20,058
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(13,330)	(8,830)	(9,588)
Meals and entertainment	1,063	954	897
State taxes, net of U.S. federal tax benefit	732	1,073	858
Foreign branch taxes	5,752	5,496	1,456
Prior year adjustment	(559)	(4,756)	2,510
Foreign exchange gains & losses	(572)	223	670
Changes in applicable tax rate	7,745	1,209	40
Dividend withholding taxes	232	3,319	6,323
Change in valuation allowance	14,798	4,730	2,917
Contingent consideration	3,785	9,353	11,548
Share based compensation	(18,733)	—	—
Uncertain tax position	—	—	2,008
Other	393	1,238	915
Income tax expense (benefit)	$127,568	$31,374	$40,612
The effect of a change in tax laws or rates on deferred taxes assets and liabilities is recognized in income in the period in which such change is enacted. On December 22, 2017, the Tax Cuts Act was signed into law by the President of the United States which significantly changes the U.S. tax law in many way including a reduction of the U.S. federal income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Cuts Act, the Company remeasured certain of its U.S. net deferred tax assets and liabilities.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts Act. Pursuant to the guidance within SAB 118, the Company’s remeasurement of its deferred taxes included certain provisional effects associated with enactment of the Tax Cuts Act for which measurement could be reasonably estimated. Provisional amounts may be adjusted in 2018 during the measurement period in accordance with SAB 118 when additional information is obtained. Additional information that may affect the provisional amounts would include, completion of the Company’s U.S. subsidiaries’ 2017 tax return filings, and

ARCH CAPITAL	151	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential future guidance from the IRS with respect to the transitional adjustment pertaining to loss reserve discounting as well as the utilization of alternative minimum tax (“AMT”) credits.
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Net operating loss	$33,723	$13,061
AMT credit carryforward	12,327	5,350
Discounting of net loss reserves	33,659	64,220
Deferred ceding commission	6,934	15,505
Net unearned premium reserve	47,682	71,760
Compensation liabilities	20,234	37,757
Foreign tax credit carryforward	6,610	6,421
Interest expense	3,815	2,678
Goodwill and intangible assets	3,688	9,269
Bad debt reserves	5,073	6,961
Net unrealized foreign exchange gains	464	1,308
Net unrealized decline of investments	1,602	7,384
Other, net	10,760	12,123
Deferred tax assets before valuation allowance	186,571	253,797
Valuation allowance	(30,591)	(17,028)
Deferred tax assets net of valuation allowance	155,980	236,769
Deferred income tax liabilities:
Depreciation and amortization	(2,333)	(7,038)
Deposit accounting liability	(2,392)	(4,078)
Contingency reserve	(110,632)	(19,400)
Other, net	(1,061)	(1,228)
Total deferred tax liabilities	(116,418)	(31,744)
Net deferred income tax assets	$39,562	$205,025
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2017, the Company’s valuation allowance was $30.6 million, compared to $17.0 million at December 31, 2016. The valuation allowance in both periods was primarily attributable to: (1) a full valuation allowance on the Company’s Canadian and Australian operations; (2) unutilized foreign tax credits; and (3) certain other deferred tax assets relating to loss carryforwards that have a limited use.
At December 31, 2017, the Company has net operating loss carryforwards in its U.K. operating subsidiaries of approximately $46.4 million. Additionally, the Company’s U.K. operations have a foreign tax credit carryforward of $6.3 million at December 31, 2017. These operating losses and foreign tax credits can be carried forward without expiration.

Due to uncertainty surrounding their future utilization, a valuation allowance of $14.8 million is in place. Beginning in 2017, the U.K. losses are subject to usage restrictions that will limit the amount of carried forward losses which may be utilized in a given year. Such restrictions are not expected to limit the utilization of the Company’s existing U.K. loss carryforwards that have been recognized in the financial statements.
At December 31, 2017, net operating loss carryforwards in Ireland were approximately $15.3 million. Although these losses may be carried forward indefinitely, an offsetting valuation allowance of $1.2 million exists given management’s expectation that certain losses, which are specific to an individual Irish entity, will not be utilized in the future.
At December 31, 2017, net operating loss carryforwards in Australia were approximately $19.6 million. Although these losses may be carried forward indefinitely, subject to certain business and ownership continuity requirements, the associated net deferred tax asset of $5.9 million is fully offset by a valuation allowance of $5.9 million.
At December 31, 2017, net operating loss carryforwards in Hong Kong were approximately $9.5 million. Although these losses may be carried forward indefinitely the associated net deferred tax asset is offset by a valuation allowance of $1.5 million.
At December 31, 2017, net operating loss carryforwards in the U.S. were approximately $76.9 million. This includes $4.6 million net operating loss carryforwards from Watford Re. Watford Re’s $1.0 million deferred tax asset is fully offset by a valuation allowance. The Company’s net operating loss carryforwards are currently available to offset future taxable income of the Company’s U.S. subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2029-2037.
On January 30, 2014, the Company’s U.S. mortgage operations underwent an ownership change for U.S. federal income tax purposes as a result of the Company’s acquisition of the CMG Entities. As a result of this ownership change, a limitation has been imposed upon the utilization of approximately $10.8 million of the Company’s existing U.S. net operating loss carryforwards. Utilization is limited to approximately $0.6 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”). Additionally, the Company has an AMT credit carryforward in the amount of $12.3 million which, beginning in 2018, and pursuant to the Tax Cuts Act, will either be available to offset the Company’s regular tax liability or refundable.
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is

ARCH CAPITAL	152	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $177.2 million at December 31, 2017, compared to $16.2 million at December 31, 2016.
Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of the Company's U.S., U.K. and Ireland subsidiaries as it is the Company’s intention that all such earnings will be indefinitely reinvested. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the jurisdiction of the paying entity. The Company no longer intends to indefinitely reinvest earnings from the Company's Canada subsidiary, however, no income or withholding taxes have been accrued as the Canada subsidiary does not have positive cumulative earnings and profits and therefore a distribution from this particular subsidiary would not be subject to income taxes or withholding taxes. Potential tax implications of repatriation from the Company’s unremitted earnings that are indefinitely reinvested are driven by facts at the time of distribution. Therefore it is not practicable to estimate the income tax liabilities that might be incurred if such earnings were remitted. Distributions from the U.K. or Ireland would not be subject to withholding tax and no deferred income tax liability would need to be accrued.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2017, the Company’s total unrecognized tax benefits, including interest and penalties, were $2.0 million. If recognized, the full amount of the unrecognized tax benefit would generally decrease the current year annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016

Balance at beginning of year	$2,008	$2,008
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$2,008	$2,008
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

Jurisdiction	Tax Years
United States	2014-2017
United Kingdom	2012-2017
Ireland	2013-2017
Canada	2013-2017
Switzerland	2011-2017
Denmark	2014-2017
As of December 31, 2017, the Company’s current income tax recoverable (included in “Other assets”) was $104.8 million.
15.    Transactions with Related Parties

Kewsong Lee, a director of Arch Capital until November 2, 2017, resigned from Arch Capital’s Board of Directors because of the expansion of his duties at The Carlyle Group (“Carlyle”) following his promotion to co-CEO effective January 1, 2018. As part of its investment philosophy, the Company invests a portion of its investment portfolio in alternative investment funds. As of December 31, 2017, the total value of the Company’s investments in funds or other investments managed by Carlyle was approximately $293.0 million, and the Company had aggregate unfunded commitments to funds managed by Carlyle of $468.8 million. The Company may make additional commitments to funds managed by Carlyle from time to time. During 2017, 2016 and 2015, the Company made aggregate capital contributions to funds managed by Carlyle of $131.8 million, $62.1 million and $116.5 million, respectively. During 2017, 2016 and 2015, the Company received aggregate cash distributions from funds managed by Carlyle of $55.6 million, $21.5 million and $44.6 million, respectively.
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

ARCH CAPITAL	153	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company. The following table summarizes the percentage of the Company’s gross premiums written generated from or placed by the largest brokers:

Broker	Year Ended December 31,
	2017	2016	2015
Aon Corporation and its subsidiaries	11.3%	14.4%	13.1%
Marsh & McLennan Companies and its subsidiaries	10.7%	13.5%	15.3%
No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2017, 2016 and 2015.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2017 other than investments issued or guaranteed by the United States government or its agencies.

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.70 billion and $1.29 billion at December 31, 2017 and 2016, respectively.
Letter of Credit and Revolving Credit Facilities
As of December 31, 2017, Arch Capital and certain of its subsidiaries had a $350.0 million secured facility for letters of credit and $500.0 million unsecured facility for revolving loans and letters of credit (the “Credit Agreement”). Obligations of each borrower under the secured facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Subject to the receipt of commitments, the secured facility may be increased by up to an aggregate of $350.0 million, and the unsecured facility may be increased to an amount not to exceed $750.0 million. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be reborrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of Arch Capital. Secured letters of credit are available for issuance on behalf of Arch Capital insurance and reinsurance subsidiaries. The Credit Agreement and related documents are structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations.
The Credit Agreement contains customary representations, conditions to issuance of letters of credit and borrowings which include, among other things: (i) the maintenance of a debt to total capital ratio of not greater than 0.35 to 1; (ii) consolidated tangible net worth in excess of and consolidated tangible net worth in excess of $5.63 billion plus 25% of future aggregate net income (not including any future net losses) for each quarterly period ending after December 31, 2016 plus 25% of future aggregate net cash proceeds from the issuance of common or preferred equity (other than the proceeds of which are used to fund the repurchase or redemption of our preferred securities (“Refinanced Preferred Securities”)), minus 70% of up to $750.0 million of the aggregate book value of any preferred securities of Arch Capital which are repurchased or redeemed by Arch Capital or its subsidiaries (other than Refinanced Preferred Securities); and (iii) that Arch Capital’s principal insurance and reinsurance subsidiaries that are borrowers under the Credit Agreement maintain a financial strength rating of at least a “B++” from A.M. Best or “BBB+” from S&P. In addition, certain of Arch Capital’s subsidiaries which are party to the Credit Agreement are required to maintain minimum shareholders’ equity levels. Commitments under the

ARCH CAPITAL	154	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended Credit Agreement will expire on October 26, 2021, and all loans then outstanding under the Amended Credit Agreement must be repaid. Letters of credit issued under the Amended Credit Agreement will not have an expiration date later than October 26, 2022. Arch Capital and its subsidiaries which are party to the Credit Agreement were in compliance with all covenants contained in the Credit Agreement at December 31, 2017.
In addition, certain of Arch Capital’s subsidiaries had outstanding letters of credit of $160.1 million, which were issued on a limited basis and for limited purposes (together with the secured portion of the Credit Agreement and these letter of credit facilities, the “LOC Facilities”). The principal purpose of the LOC Facilities is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which certain of Arch Capital’s subsidiaries has entered into reinsurance arrangements. This is required to ensure that such counterparties are permitted to take credit for reinsurance obtained in United States jurisdictions where such subsidiaries are not licensed or otherwise admitted as an insurer, as required under insurance regulations in the United States, and to comply with requirements of Lloyd’s of London in connection with qualifying quota share and other arrangements. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of business and the loss experience of such business. When issued, these letters of credit are secured by a portion of the investment portfolio. Arch Capital and its’ subsidiaries which are party to the LOC Facilities were in compliance with all covenants contained in the LOC Facilities at December 31, 2017. At such date, approximately $324.4 million of letters of credit under the LOC Facilities were outstanding, which were secured by investments with a fair value of $388.0 million, and $375.0 million of borrowings were outstanding under the Credit Agreement. Under the $350.0 million secured letter of credit facility, Arch Capital’s subsidiaries had $164.3 million of letters of credit outstanding and remaining capacity of $185.7 million at December 31, 2017.
Watford Re has access to a $100 million letter of credit facility expiring on May 19, 2018 and an $800 million secured credit facility expiring on June 4, 2018, that provides for borrowings and the issuance of letters of credit not to exceed $400 million. Borrowings of revolving loans may be made by Watford Re at a variable rate based on LIBOR or an alternative base rate at the option of Watford Re. At December 31, 2017, Watford Re had $109.5 million in outstanding letters of credit under the two facilities and $441.1 million of borrowings outstanding under the secured credit facility, backed by Watford Re’s investment portfolio. Watford Re was in compliance with all covenants contained in both of its credit facilities at December 31, 2017. The Company does not guarantee or provide credit support for Watford Re, and the Company’s financial exposure to Watford

Re is limited to its investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
Contingent Consideration Liability
Pursuant to the Company’s 2014 acquisition of the CMG Entities, the Company made a contingent consideration payment of $71.7 million in April 2017. The maximum remaining amount of contingent consideration payments is $68.2 million over the remaining earn-out period. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by the Company, no additional payments would be due.
Leases and Purchase Obligations
At December 31, 2017, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases are as follows:

2018	$28,553
2019	28,562
2020	27,721
2021	25,031
2022	21,634
2023 and thereafter	37,463
Total	$168,964
All of these leases are for the rental of office space, with expiration terms that range from 2018 to 2026. Rental expense, net of income from subleases, was approximately $31.1 million, $24.2 million and $23.8 million for 2017, 2016 and 2015, respectively.
At December 31, 2017, the Company has entered into capital lease agreements. The future lease payments for the Company’s capital leases are expected to be $9.7 million, $5.6 million and $0.2 million for 2018, 2019 and 2020, respectively.
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $29.7 million and $24.8 million at December 31, 2017 and 2016, respectively.
Employment and Other Arrangements
At December 31, 2017, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.

ARCH CAPITAL	155	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Senior Notes

The Company’s senior notes payable at December 31, 2017 and 2016 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2017	2016
2034 notes (1)	7.350%	300,000	297,053	296,957
2043 notes (2)	5.144%	500,000	494,621	494,525
2026 notes (3)	4.011%	500,000	496,043	495,689
2046 notes (4)	5.031%	450,000	445,167	445,087
		$1,750,000	$1,732,884	$1,732,258
(1) Senior notes of Arch Capital issued on May 4, 2004 and due May 1, 2034 (“2034 notes”). The 2034 notes are Arch Capital’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the 2034 notes are due on May 1st and November 1st of each year. Arch Capital may redeem the 2034 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.
(2) Senior notes of Arch-U.S., a wholly-owned subsidiary of Arch Capital, issued on December 13, 2013 and due November 1, 2043 (“2043 notes”), fully and unconditionally guaranteed by Arch Capital. The 2043 notes are unsecured and unsubordinated obligations of Arch-U.S. and Arch Capital, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and Arch Capital, respectively. Interest payments on the 2043 notes are due on May 1st and November 1st of each year. Arch-U.S. may redeem the 2043 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.
(3) Senior notes of Arch Capital Finance LLC (“Arch Finance”), a wholly-owned finance subsidiary of Arch Capital, issued on December 8, 2016 and due December 15, 2026 (“2026 notes”), fully and unconditionally guaranteed by Arch Capital. The 2026 notes are unsecured and unsubordinated obligations of Arch Finance and Arch Capital, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch Finance and Arch Capital, respectively. Interest payments on the 2026 notes are due on June 15th and December 15th of each year. Arch Finance may redeem the 2026 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.
(4) Senior notes of Arch Finance issued on December 8, 2016 and due December 15, 2046 (“2046 notes”), fully and unconditionally guaranteed by Arch Capital. The 2046 notes are unsecured and unsubordinated obligations of Arch Finance and Arch Capital, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch Finance and Arch Capital, respectively. Interest payments on the 2046 notes are due on June 15th and December 15th of each year. Arch Finance may redeem the 2046 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.

18.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at Dec. 31, 2015	$15,536	$33,524	$48,471	$97,531
Acquisitions	188,758	34,650	481,049	704,457
Amortization	—	—	(19,343)	(19,343)
Foreign currency movements and other adjustments	(272)	—	(820)	(1,092)
Net balance at Dec. 31, 2016	204,022	68,174	509,357	781,553
Acquisitions	806	—	2,300	3,106
Amortization	—	—	(125,778)	(125,778)
Foreign currency movements and other adjustments	(6,592)	—	322	(6,270)
Net balance at Dec. 31, 2017	$198,236	$68,174	$386,201	$652,611

Gross balance at Dec. 31, 2017	$205,192	$68,174	$619,101	$892,467
Accumulated amortization	—	—	(231,520)	(231,520)
Foreign currency movements and other adjustments	(6,956)	—	(1,380)	(8,336)
Net balance at Dec. 31, 2017	$198,236	$68,174	$386,201	$652,611

ARCH CAPITAL	156	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
Dec. 31, 2017
Acquired insurance contracts	$435,067	$(182,947)	$(150)	$251,970
Operating platform	44,900	(26,422)	—	18,478
Distribution relationships	147,611	(28,321)	(1,230)	118,060
Goodwill	205,192	—	(6,956)	198,236
Insurance licenses	68,174	—	—	68,174
Unfavorable service contract	(9,533)	6,997	—	(2,536)
Other	1,056	(827)	—	229
Total	$892,467	$(231,520)	$(8,336)	$652,611

Dec. 31, 2016
Acquired insurance contracts	$435,067	$(72,771)	$(150)	$362,146
Operating platform	44,900	(17,442)	—	27,458
Distribution relationships	145,311	(20,675)	(1,552)	123,084
Goodwill	204,386	—	(364)	204,022
Insurance licenses	68,174	—	—	68,174
Unfavorable service contract	(9,533)	5,762	—	(3,771)
Other	1,056	(616)	—	440
Total	$889,361	$(105,742)	$(2,066)	$781,553
The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2018	$106,075
2019	74,324
2020	46,485
2021	29,839
2022	23,945
2023 and thereafter	105,533
Total	$386,201
The estimated remaining useful lives of these assets range from one to nineteen years at December 31, 2017.
The Company’s impairment reviews for goodwill and intangible assets did not result in the recognition of impairment losses for 2017, 2016 and 2015.

19.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 600 million Common Shares, par value of $0.0033 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2017	2016	2015
Common Shares:
Shares issued and outstanding, beginning of year	174,644,101	173,107,849	171,672,408
Shares issued (1)	1,129,448	1,149,112	1,001,667
Conversion of Series D preferred shares (2)	7,088,620	—	—
Restricted shares issued, net of cancellations	428,573	387,140	433,774
Shares issued and outstanding, end of year	183,290,742	174,644,101	173,107,849
Common shares in treasury, end of year	(52,312,803)	(51,856,584)	(50,480,066)
Shares issued and outstanding, end of year	130,977,939	122,787,517	122,627,783

(1)	Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

(2)	Such shares represent common shares that were issued upon conversion of the non-voting common equivalent preference shares issued in connection with the AIG acquisition.
Share Repurchase Program
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2017, approximately $446.5 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL	157	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2017	2016	2015
Aggregate cost of shares repurchased	$—	$75,256	$365,383
Shares repurchased	—	1,140,137	5,949,625
Average price per share repurchased	$—	$66.01	$61.41
Since the inception of the share repurchase program through December 31, 2017, Arch Capital has repurchased approximately 125.2 million common shares for an aggregate purchase price of $3.68 billion.
Treasury Shares
In May 2010, Arch Capital’s shareholders approved amendments to the bye-laws to permit Arch Capital to hold its own acquired shares as treasury shares in lieu of cancellation, as determined by Arch Capital’s board of directors. From May 5, 2010 to December 31, 2017, all repurchases of Arch Capital’s common shares in connection with the share repurchase plan noted above and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2017, Arch Capital held 52.3 million shares for an aggregate cost of $2.08 billion in treasury, at cost.
Convertible Non-Voting Common Equivalent Preferred Shares
On December 31, 2016, the Company completed the acquisition of all of the outstanding shares of capital stock of UGC. Based upon a formula set forth in the Stock Purchase Agreement, AIG received 1,276,282 of Arch Capital’s Series D convertible non-voting common equivalent preferred shares (“Series D Preferred Shares”). Each Series D Preferred Share converts to 10 shares of Arch Capital fully paid non-assessable common stock.
The Company has determined that based on a review of the terms, features and rights of the series D preferred shares compared to the rights of the Company’s common shareholders, the underlying 12,762,820 common shares that the convertible securities convert to were common share equivalents at the time of their issuance.
On June 8, 2017, Arch Capital and AIG entered into Amendment No. 1 (the “Amendment”) to the Investor Rights Agreement (the “Investor Rights Agreement”) dated as of December 31, 2016 to amend the restrictions on transfers of the Series D Preferred Shares owned by AIG. Pursuant to the Amendment, Arch Capital permitted AIG to transfer: (i) 638,141 Series D Preferred Shares from and after June 8, 2017, and up to an additional 95,721 of the Series D Preferred Shares to the extent that the several underwriters exercise the option to purchase additional securities expected to be granted pursuant to an underwritten secondary offering of Arch Capital common shares issuable upon conversion of the Series D Preferred Shares by AIG and (ii) any and all of the Series D Preferred Shares from and after January 15, 2018, subject to certain exceptions, and in each case subject to the terms and conditions of the Investor Rights Agreement. All other terms of the Investor Rights Agreement remain in effect.
In June 2017, Arch Capital completed an underwritten public secondary offering of 7,088,620 common shares by AIG following transfer of 708,862 Series D Preferred Shares. Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At December 31, 2017, 567,420 Series D Preferred Shares were outstanding, representing 5,674,200 common share equivalents.
Series F Preferred Shares
In August 2017 and November 2017, Arch Capital completed combined $330 million of underwritten public offerings ($230 million in August 2017 and $100 million in November 2017) of 13.2 million depositary shares (the “Series F Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 5.45% Non-Cumulative Preferred Shares, Series F, have a $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Series F Depositary Share) (the “Series F Preferred Shares”). Each Series F Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series F Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights).
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
Except in specified circumstances relating to certain tax or corporate events, the Series F Preferred Shares are not redeemable prior to August 17, 2022 (the fifth anniversary of the issue date). On and after that date, the Series F Preferred Shares will be redeemable at the Company’s option, in whole or in part, at a redemption price of $25,000 per share of the Series F Preferred Shares (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends to, but excluding, the redemption date. The Series F Depositary Shares will be

ARCH CAPITAL	158	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redeemed if and to the extent the related Series F Preferred Shares are redeemed by the Company. Neither the Series F Depositary Shares nor the Series F Preferred Shares have a stated maturity, nor will they be subject to any sinking fund or mandatory redemption. The Series F Preferred Shares are not convertible into any other securities. The Series F Preferred Shares will not have voting rights, except under limited circumstances. The net proceeds from the Series F Preferred Share offerings were used to redeem the Company’s outstanding 6.75% Series C Non-Cumulative Preferred Shares, as described below.
Series E Preferred Shares
On September 29, 2016, Arch Capital completed a $450 million underwritten public offering of 18.0 million depositary shares (the “Series E Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 5.25% Non-Cumulative Preferred Shares, Series E, have a $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Series E Depositary Share) (the “Series E Preferred Shares”). Each Series E Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series E Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights).
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
Except in specified circumstances relating to certain tax or corporate events, the Series E Preferred Shares are not redeemable prior to September 29, 2021 (the fifth anniversary of the issue date). On and after that date, the Series E Preferred Shares will be redeemable at the Company’s option, in whole or in part, at a redemption price of $25,000 per share of the Series E Preferred Shares (equivalent to $25 per Series E Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends to, but excluding, the redemption date. The Series E Depositary Shares will be redeemed if and to the extent the related Series E Preferred Shares are redeemed by the Company. Neither the Series E Depositary Shares nor the Series E Preferred Shares have a stated maturity, nor will they be subject to any sinking fund or mandatory redemption. The Series E Preferred Shares are not convertible into any other securities. The Series E

Preferred Shares will not have voting rights, except under limited circumstances.
Series C Preferred Shares
On April 2, 2012, Arch Capital completed the underwritten public offering of $325.0 million of its 6.75% Series C non-cumulative preferred shares (“Series C Preferred Shares”). In the 2016 fourth quarter, Arch Capital repurchased 97,807 Series C preferred shares at a weighted average price of $25.48 per share ($2.5 million aggregate cost). In September 2017, the Company used the net proceeds from the August 2017 Series F Preferred Shares offering to redeem 9.2 million Series C Preferred Shares at $25 per share ($230 million aggregate cost). The preferred shares were redeemed at a redemption price equal to $25 per share, plus all declared and unpaid dividends to (but excluding) the redemption date. In accordance with GAAP, following the redemption, original issuance costs related to such shares have been removed from additional paid-in capital and recorded as a “loss on redemption of preferred shares.” Such adjustment had no impact on total shareholders’ equity or cash flows. On January 2, 2018, the net proceeds from the November 2017 Series F Preferred Shares offering were used to redeem the Company’s remaining outstanding Series C Preferred Shares.
20.    Share-Based Compensation

Long Term Incentive and Share Award Plans
The Company utilizes share-based compensation plans for officers, other employees and directors of Arch Capital and its subsidiaries to provide competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders.
The 2015 Long Term Incentive and Share Award Plan (the (“2015 Plan”) became effective as of May 7, 2015 following approval by shareholders of the Company. Officers, other employees and directors of Arch Capital and its subsidiaries will be eligible for grants of awards under the 2015 Plan. The 2015 Plan will terminate as to future awards on February 26, 2025.
The number of common shares reserved for grants of awards under the 2015 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure is 4,300,000. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or SARs) and no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2017, 1,312,899 shares are available for future issuance.

ARCH CAPITAL	159	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The number of common shares reserved for grants of awards under the 2012 Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure is 7,433,924 which is the sum of (i) 4,280,000 and (ii) 3,153,924 shares remaining available for grants under the 2007 Plan. In addition, no more than 50% of such common shares may be issued in connection with full value awards (i.e., awards other than stock options or SARs) and no more than 2,000,000 common shares may be issued as incentive stock options under Section 422 of the Code. At December 31, 2017, 475,546 shares are available for grant under the 2012 Plan.
Upon shareholder approval on May 6, 2016, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share Purchase Plan (the “ESPP”) became effective. After the amendment and restatement, a total of 1,563,259 common shares were reserved for issuance. The purpose of the ESPP is to give employees of Arch Capital and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of Arch Capital and its subsidiaries. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Code. At December 31, 2017, approximately 1,209,876 shares remain available for issuance.
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

Stock Options and Stock Appreciation Rights
The Company generally issues stock options and SARs to eligible employees, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates. Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In addition, in November 2012 the Company issued off-cycle stock options and SARs to certain employees, which vested on the fifth anniversary of the grant date. Option awards and SARs have a 10 year contractual life. Refer to Note 3(m) for details related to the Company’s accounting for stock options and SARs.
For purposes of determining estimated fair value, the Company has computed the estimated fair values of share-based compensation related to stock options and SARs using the Black-Scholes option valuation model and has applied the assumptions set forth in the following table. As described above, stock options and SARs generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. The expected life assumption (i.e., the estimated period of time between the date an option or SAR is granted and the date the option or SAR is exercised) was based on an expected term analysis which incorporated the Company’s historical exercise experience. The Company based its estimate of expected volatility for stock options and SARs granted during 2017 on daily historical trading data of its common shares from September 20, 2002, the date marking the completion of the Company’s transition as a worldwide insurance and reinsurance company. For stock options and SARs granted during 2016 and 2015, the Company based its volatility estimate under the same method used for 2017, using the period from September 20, 2002 through the last day of the applicable period.

	Year Ended December 31,
	2017	2016	2015
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	21.3%	21.7%	22.1%
Risk free interest rate	2.0%	1.4%	1.8%
Expected option life	6.0 years	6.0 years	6.0 years
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

ARCH CAPITAL	160	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which could materially impact the Company’s fair value determination.
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2017 is presented below:

	Year Ended December 31, 2017
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	6,872,494	$43.74
Granted	843,690	$95.60
Exercised	(1,073,311)	$34.45
Forfeited or expired	(52,815)	$70.92
Outstanding, end of year	6,590,058	$51.67	5.37	$261,674
Exercisable, end of year	5,583,343	$45.83	4.75	$251,918
The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2017, the Company received proceeds of $4.4 million from the exercise of stock options and recognized a tax benefit of $7.6 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$24.46	$17.12	$15.90
Aggregate intrinsic value of Options/SARs exercised	$64,173	$59,617	$38,616
Restricted Common Shares and Restricted Units
The Company also issues restricted share and unit awards to eligible employees and directors, for which the fair value is equal to the fair market values of the Company’s Common Shares on the grant dates. Restricted share and unit awards generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date. In addition, in November 2012 the Company issued off-cycle restricted share and unit awards to certain employees, which vested on the fifth anniversary of the grant date. Refer to Note 3(m) for details related to the Company’s accounting for restricted share and unit awards.

A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2017 is presented below:

	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,646,324	223,486
Granted	476,483	105,909
Vested	(1,235,894)	(170,494)
Forfeited	(47,910)	(6,742)
Unvested balance, end of year	839,003	152,159

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$54.96	$54.84
Granted	$96.03	$96.10
Vested	$50.94	$51.23
Forfeited	$71.12	$72.46
Unvested balance, end of year	$83.29	$86.82
The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2017	2016	2015
Restricted shares and restricted unit awards granted	582,392	480,980	571,978
Weighted average grant date fair value	$96.05	$71.73	$62.69
Aggregate fair value of vested restricted shares and units awards	$133,848	$45,206	$43,800
The aggregate intrinsic value of restricted units outstanding at December 31, 2017 was $27.6 million, and the aggregate intrinsic value of restricted units vested and deferred was $13.8 million.
The issuance of share-based awards and amortization thereon has no effect on the Company’s consolidated shareholders’ equity.

ARCH CAPITAL	161	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense
The following tables present pre-tax and after-tax share-based compensation expense recognized as well as the unrecognized compensation cost associated with unvested awards and the weighted average period over which it is expected to be recognized.

	Year Ended December 31,
	2017	2016	2015
Pre-Tax
Stock options and SARs	$18,536	$14,095	$12,715
Restricted share and unit awards	46,884	40,398	41,481
ESPP	2,443	2,089	1,893
Total	$67,863	$56,582	$56,089

After-Tax
Stock options and SARs	$16,219	$11,885	$10,504
Restricted share and unit awards	37,708	31,660	32,889
ESPP	2,171	1,861	1,694
Total	$56,098	$45,406	$45,087

	December 31, 2017
	Stock Options and SARs	Restricted Common Shares and Units
Unrecognized compensation cost related to unvested awards	$10,357	$40,942
Weighted average recognition period (years)	1.08	1.11
21.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2017, 2016 and 2015, the Company expensed $40.7 million, $30.6 million and $29.7 million, respectively, related to these retirement plans.
22.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2017, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

23.    Statutory Information

The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2017 and 2016:

	December 31,
	2017	2016
Actual capital and surplus (1):
Bermuda	$9,841,225	$8,960,248
Ireland	543,929	607,410
United States	4,850,148	4,660,855
United Kingdom	320,857	340,300
Canada	63,390	71,247

Required capital and surplus:
Bermuda	$3,761,939	$3,077,684
Ireland	383,966	283,544
United States	1,816,919	1,811,938
United Kingdom	270,242	276,928
Canada	35,846	35,858

(1)	Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.
There were no state-prescribed or permitted regulatory accounting practices for any of the Company’s insurance or reinsurance entities that resulted in reported statutory surplus that differed from that which would have been reported under the prescribed practices of the respective regulatory authorities, including the National Association of Insurance Commissioners. The differences between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction, however, with the primary differences being that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation or depreciation on debt securities and certain unauthorized reinsurance recoverables and include contingency reserves.

ARCH CAPITAL	162	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The statutory net income (loss) for the Company’s principal operating subsidiaries for 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory net income (loss):
Bermuda	$881,665	$886,492	$514,151
Ireland	(14,438)	26,935	29,041
United States	500,412	67,826	76,604
United Kingdom	(33,257)	(7,512)	(6,924)
Canada	158	621	(1,098)
Bermuda
The Company has two Bermuda based subsidiaries: Arch Re Bermuda, a Class 4 insurer and long-term insurer, and Watford Re, a Class 4 insurer. Under the Bermuda Insurance Act 1978 (the “Insurance Act”), these subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement as determined by the Bermuda Monetary Authority (“BMA”). The enhanced capital requirement is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2017 and 2016, all such requirements were met.

The ability of these subsidiaries to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $2.17 billion to Arch Capital during 2018 without providing an affidavit to the BMA.
Ireland
The Company has two Irish subsidiaries: Arch Re Europe, an authorized life and non-life reinsurer, and Arch MI Europe, an authorized non-life insurer. Irish authorized reinsurers and insurers, such as Arch Re Europe and Arch MI Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. Arch Re Europe and Arch MI Europe are subject to the supervision of the Central Bank of Ireland (“CBOI”) and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI. These subsidiaries are required to maintain a minimum level of capital. At December 31, 2017 and 2016, these requirements were met.

The amount of dividends these subsidiaries are permitted to declare is limited to accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. The solvency and capital requirements must still be met following any distribution. Dividends or distributions, if any, made by Arch Re Europe would result in an increase in available capital at Arch Re Bermuda.

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

Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $128.8 million of dividends during 2018 subject to the approval of the Commissioner of the Delaware Department of Insurance.
Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company have each been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac, subject to maintaining certain ongoing requirements (“eligible mortgage insurers”). In April 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” As clarified and revised by the Guidance Letters issued by the GSEs in December 2016 and March 2017, the PMIERs apply to the Company’s eligible mortgage insurers, but do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved.
The amount of assets required to satisfy the revised financial requirements of the PMIERs at any point in time will be affected by many factors, including macro-economic conditions, the size and composition of our eligible mortgage insurers’ mortgage insurance portfolio at the point in time, and the amount of risk ceded to reinsurers that may be deducted in our calculation of “minimum required assets.” The Company’s eligible mortgage insurers satisfied the PMIERs’ financial requirements as of December 31, 2017.
The Company’s U.S. mortgage insurance subsidiaries are subject to detailed regulation by their domiciliary and primary

ARCH CAPITAL	163	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulators, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) for Arch Mortgage Insurance Company and Arch Mortgage Guaranty Company, the North Carolina Department of Insurance (“NC DOI”) for United Guaranty Residential Insurance Company, and by state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies restricted to writing a single type of insurance business, such as mortgage insurance business. Each company is subject to either Wisconsin or North Carolina statutory requirements as to payment of dividends. Generally, both Wisconsin and North Carolina law precludes any dividend before giving at least 30 days’ notice to the Wisconsin OCI or NC DOI, as applicable, and prohibits paying any dividend unless it is fair and reasonable to do so. In addition, the state regulators and the GSEs limit or restrict our eligible mortgage insurers’ ability to pay stockholder dividends or otherwise return capital to shareholders. Under North Carolina law, United Guaranty Residential Insurance Company can declare a maximum of approximately $302.7 million of dividends during 2018 subject to the approval of the NC DOI. In certain instances, approval by the GSEs would be required for dividends or other forms of return of capital to shareholders due to the requirements under PMIERs, including the minimum required assets imposed on our eligible mortgage insurers by the GSEs. Such dividend would result in an increase in available capital at Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.
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

United Kingdom
The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K., both under the Financial Services and Markets Act 2000. The Company’s European insurance operations are conducted on two platforms: Arch Insurance Company Europe and Arch Syndicate 2012. Arch Syndicate 2012 has one member, Arch Syndicate Investments Ltd. (“ASIL”) and is managed by Arch Underwriting at Lloyd’s Ltd (“AUAL”). All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the “U.K. Companies Acts”).
Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. The capital requirements are calculated by reference to standard formulae defined in Solvency II. At December 31, 2017 and 2016, our subsidiaries were in compliance with these requirements.

As a corporate member of Lloyd’s, ASIL is subject to the oversight of the Council of Lloyd’s. The capital required to support a Syndicate’s underwriting capacity, or funds at Lloyd’s, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the PRA. The Company has provided capital to support the underwriting of Arch Syndicate 2012 in the form of pledged assets provided by Arch Re Bermuda. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is supervised by the PRA and required to implement certain rules prescribed by the PRA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With respect to managing agents and corporate members, Lloyd’s prescribes certain minimum standards relating to management and control, solvency and other requirements and monitors managing agents’ compliance with such standards.
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

ARCH CAPITAL	164	2017 FORM 10-K

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

24.    Unaudited Condensed Quarterly Financial Information

The following table summarizes the 2017 and 2016 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2017
Net premiums written	$1,111,015	$1,325,403	$1,248,695	$1,276,260
Net premiums earned	1,224,755	1,261,886	1,240,874	1,117,017
Net investment income	125,415	116,459	111,124	117,874
Net realized gains (losses)	26,978	66,275	21,735	34,153
Net impairment losses recognized in earnings	(1,723)	(1,878)	(1,730)	(1,807)
Underwriting income (loss)	182,111	(142,172)	195,419	212,072
Net income (loss) attributable to Arch	214,640	(33,656)	185,167	253,127
Preferred dividends	(11,105)	(12,369)	(11,349)	(11,218)
Net income (loss) available to Arch common shareholders	203,535	(52,760)	173,818	241,909
Net income (loss) per common share -- basic	$1.50	$(0.39)	$1.29	$1.80
Net income (loss) per common share -- diluted	$1.46	$(0.39)	$1.25	$1.74

Year Ended December 31, 2016
Net premiums written	$872,315	$1,014,278	$1,023,563	$1,121,235
Net premiums earned	968,855	958,403	1,005,985	951,579
Net investment income	91,051	93,618	88,338	93,735
Net realized gains (losses)	(93,061)	125,105	68,218	37,324
Net impairment losses recognized in earnings	(13,593)	(3,867)	(5,343)	(7,639)
Underwriting income	114,096	127,647	116,626	115,691
Net income attributable to Arch	74,013	252,872	211,055	154,798
Preferred dividends	(11,617)	(5,484)	(5,485)	(5,484)
Net income available to Arch common shareholders	62,396	247,388	205,570	149,314
Net income per common share -- basic	$0.51	$2.05	$1.70	$1.24
Net income per common share -- diluted	$0.50	$1.98	$1.65	$1.20

ARCH CAPITAL	165	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Guarantor Financial Information

The following tables present condensed consolidating balance sheets at December 31, 2017 and 2016 and condensed consolidating statements of income, comprehensive income and cash flows for 2017, 2016 and 2015 for Arch Capital, Arch-U.S., a 100% owned subsidiary of Arch Capital, and Arch Capital's other subsidiaries.

	December 31, 2017
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$96,540	$46,281	$21,711,891	$(14,700)	$21,840,012
Cash	9,997	30,380	565,822	—	606,199
Investments in subsidiaries	9,396,621	4,097,765	—	(13,494,386)	—
Due from subsidiaries and affiliates	394	—	1,828,864	(1,829,258)	—
Premiums receivable	—	—	2,967,701	(1,832,452)	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,442,192	(5,902,049)	2,540,143
Contractholder receivables	—	—	1,978,414	—	1,978,414
Ceded unearned premiums	—	—	2,165,789	(1,239,178)	926,611
Deferred acquisition costs	—	—	693,053	(157,229)	535,824
Goodwill and intangible assets	—	—	652,611	—	652,611
Other assets	13,176	49,585	1,860,505	(86,671)	1,836,595
Total assets	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,236,401	$(5,852,609)	$11,383,792
Unearned premiums	—	—	4,861,491	(1,239,177)	3,622,314
Reinsurance balances payable	—	—	2,155,947	(1,832,451)	323,496
Contractholder payables	—	—	1,978,414	—	1,978,414
Collateral held for insured obligations	—	—	240,183		240,183
Deposit accounting liabilities	—	—	—	—	—
Senior notes	297,053	494,621	941,210	—	1,732,884
Revolving credit agreement borrowings	—	—	816,132	—	816,132
Due to subsidiaries and affiliates	235	536,919	1,292,104	(1,829,258)	—
Other liabilities	22,838	29,317	1,949,696	(293,343)	1,708,508
Total liabilities	320,126	1,060,857	31,471,578	(11,046,838)	21,805,723

Redeemable noncontrolling interests	—	—	220,622	(14,700)	205,922

Shareholders' Equity
Total shareholders' equity available to Arch	9,196,602	3,163,154	10,331,231	(13,494,385)	9,196,602
Non-redeemable noncontrolling interests	—	—	843,411	—	843,411
Total shareholders' equity	9,196,602	3,163,154	11,174,642	(13,494,385)	10,040,013

Total liabilities, noncontrolling interests and shareholders' equity	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

ARCH CAPITAL	166	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$2,612	$41,672	$19,690,067	$(14,700)	$19,719,651
Cash	1,687	71,955	769,300	—	842,942
Investments in subsidiaries	8,660,586	3,716,681	—	(12,377,267)	—
Due from subsidiaries and affiliates	14,297	51,298	1,866,681	(1,932,276)	—
Premiums receivable	—	—	1,579,865	(507,430)	1,072,435
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	6,114,518	(4,000,380)	2,114,138
Contractholder receivables	—	—	1,717,436	—	1,717,436
Ceded unearned premiums	—	—	1,985,311	(1,125,744)	859,567
Deferred acquisition costs	—	—	577,461	(129,901)	447,560
Goodwill and intangible assets	—	—	781,553	—	781,553
Other assets	15,725	49,244	1,901,786	(149,928)	1,816,827
Total assets	$8,694,907	$3,930,850	$36,983,978	$(20,237,626)	$29,372,109

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$14,164,191	$(3,963,231)	$10,200,960
Unearned premiums	—	—	4,532,614	(1,125,744)	3,406,870
Reinsurance balances payable	—	—	807,837	(507,430)	300,407
Contractholder payables	—	—	1,717,436	—	1,717,436
Collateral held for insured obligations	—	—	301,406	—	301,406
Deposit accounting liabilities	—	—	22,150	—	22,150
Senior notes	296,957	494,525	940,776	—	1,732,258
Revolving credit agreement borrowings	100,000	—	656,650	—	756,650
Due to subsidiaries and affiliates	26,270	535,584	1,370,422	(1,932,276)	—
Other liabilities	17,962	54,823	1,867,040	(316,978)	1,622,847
Total liabilities	441,189	1,084,932	26,380,522	(7,845,659)	20,060,984

Redeemable noncontrolling interests	—	—	220,253	(14,700)	205,553

Shareholders' Equity
Total shareholders' equity available to Arch	8,253,718	2,845,918	9,531,349	(12,377,267)	8,253,718
Non-redeemable noncontrolling interests	—	—	851,854	—	851,854
Total shareholders' equity	8,253,718	2,845,918	10,383,203	(12,377,267)	9,105,572

Total liabilities, noncontrolling interests and shareholders' equity	$8,694,907	$3,930,850	$36,983,978	$(20,237,626)	$29,372,109

ARCH CAPITAL	167	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$4,844,532	$—	$4,844,532
Net investment income	243	1,420	559,963	(90,754)	470,872
Net realized gains (losses)	—	—	149,141	—	149,141
Net impairment losses recognized in earnings	—	—	(7,138)	—	(7,138)
Other underwriting income	—	—	30,253	—	30,253
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	142,286	—	142,286
Other income (loss)	(482)	—	(2,089)	—	(2,571)
Total revenues	(239)	1,420	5,716,948	(90,754)	5,627,375

Expenses
Losses and loss adjustment expenses	—	—	2,967,446	—	2,967,446
Acquisition expenses	—	—	775,458	—	775,458
Other operating expenses	—	—	684,451	—	684,451
Corporate expenses	67,450	4,152	12,150	—	83,752
Amortization of intangible assets	—	—	125,778	—	125,778
Interest expense	23,560	47,993	135,342	(89,464)	117,431
Net foreign exchange (gains) losses	2	—	68,900	46,880	115,782
Total expenses	91,012	52,145	4,769,525	(42,584)	4,870,098

Income (loss) before income taxes	(91,251)	(50,725)	947,423	(48,170)	757,277
Income tax (expense) benefit	—	10,333	(137,901)	—	(127,568)
Income (loss) before equity in net income of subsidiaries	(91,251)	(40,392)	809,522	(48,170)	629,709
Equity in net income of subsidiaries	710,529	303,991	—	(1,014,520)	—
Net income	619,278	263,599	809,522	(1,062,690)	629,709
Net (income) loss attributable to noncontrolling interests	—	—	(11,721)	1,290	(10,431)
Net income available to Arch	619,278	263,599	797,801	(1,061,400)	619,278
Preferred dividends	(46,041)	—	—	—	(46,041)
Loss on redemption of preferred shares	(6,735)	—	—	—	(6,735)
Net income available to Arch common shareholders	$566,502	$263,599	$797,801	$(1,061,400)	$566,502

Comprehensive income (loss) available to Arch	$851,863	$288,752	$983,475	$(1,272,227)	$851,863

ARCH CAPITAL	168	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$3,884,822	$—	$3,884,822
Net investment income	694	3,162	393,114	(30,228)	366,742
Net realized gains (losses)	12	5	137,569	—	137,586
Net impairment losses recognized in earnings	—	—	(30,442)	—	(30,442)
Other underwriting income	—	—	73,671	(16,498)	57,173
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	48,475	—	48,475
Other income (loss)	180	—	(980)	—	(800)
Total revenues	886	3,167	4,506,229	(46,726)	4,463,556

Expenses
Losses and loss adjustment expenses	—	—	2,185,599	—	2,185,599
Acquisition expenses	—	—	667,625	—	667,625
Other operating expenses	—	—	624,090	—	624,090
Corporate expenses	49,540	1,940	30,266	—	81,746
Amortization of intangible assets	—	—	19,343	—	19,343
Interest expense	23,769	27,165	60,757	(45,439)	66,252
Net foreign exchange (gains) losses	—	—	(17,217)	(19,434)	(36,651)
Total expenses	73,309	29,105	3,570,463	(64,873)	3,608,004

Income (loss) before income taxes	(72,423)	(25,938)	935,766	18,147	855,552
Income tax (expense) benefit	—	8,676	(40,050)	—	(31,374)
Income (loss) before equity in net income of subsidiaries	(72,423)	(17,262)	895,716	18,147	824,178
Equity in net income of subsidiaries	765,161	54,497	—	(819,658)	—
Net income	692,738	37,235	895,716	(801,511)	824,178
Net (income) loss attributable to noncontrolling interests	—	—	(132,727)	1,287	(131,440)
Net income available to Arch	692,738	37,235	762,989	(800,224)	692,738
Preferred dividends	(28,070)	—	—	—	(28,070)
Net income available to Arch common shareholders	$664,668	$37,235	$762,989	$(800,224)	$664,668

Comprehensive income (loss) available to Arch	$594,699	$13,444	$684,447	$(697,891)	$594,699

ARCH CAPITAL	169	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$3,733,905	$—	$3,733,905
Net investment income	1	2,342	368,413	(22,666)	348,090
Net realized gains (losses)	—	1	(185,843)	—	(185,842)
Net impairment losses recognized in earnings	—	—	(20,116)	—	(20,116)
Other underwriting income	—	—	35,739	(242)	35,497
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	25,455	—	25,455
Other income (loss)	—	—	(399)	—	(399)
Total revenues	1	2,343	3,957,154	(22,908)	3,936,590

Expenses
Losses and loss adjustment expenses	—	—	2,050,903	—	2,050,903
Acquisition expenses	—	—	662,778	—	662,778
Other operating expenses	—	—	603,288	—	603,288
Corporate expenses	48,107	3,689	(2,051)	—	49,745
Amortization of intangible assets	—	—	22,926	—	22,926
Interest expense	23,450	26,502	18,024	(22,102)	45,874
Net foreign exchange (gains) losses	—	—	(41,622)	(24,496)	(66,118)
Total expenses	71,557	30,191	3,314,246	(46,598)	3,369,396

Income (loss) before income taxes	(71,556)	(27,848)	642,908	23,690	567,194
Income tax (expense) benefit	—	9,732	(50,344)	—	(40,612)
Income (loss) before equity in net income of subsidiaries	(71,556)	(18,116)	592,564	23,690	526,582
Equity in net income of subsidiaries	609,294	50,156	—	(659,450)	—
Net income	537,738	32,040	592,564	(635,760)	526,582
Net (income) loss attributable to noncontrolling interests	—	—	10,351	805	11,156
Net income available to Arch	537,738	32,040	602,915	(634,955)	537,738
Preferred dividends	(21,938)	—	—	—	(21,938)
Net income available to Arch common shareholders	$515,800	$32,040	$602,915	$(634,955)	$515,800

Comprehensive income (loss) available to Arch	$392,379	$838	$482,047	$(482,885)	$392,379

ARCH CAPITAL	170	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$159,130	$(10,289)	$1,667,490	$(703,714)	$1,112,617
Investing Activities
Purchases of fixed maturity investments	—	—	(36,806,913)	—	(36,806,913)
Purchases of equity securities	—	—	(1,021,016)	—	(1,021,016)
Purchases of other investments	—	—	(2,020,624)	—	(2,020,624)
Proceeds from the sales of fixed maturity investments	—	—	35,686,779	—	35,686,779
Proceeds from the sales of equity securities	—	—	1,056,401	—	1,056,401
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,528,617	—	1,528,617
Proceeds from redemptions and maturities of fixed maturity investments	—	—	907,417	—	907,417
Net settlements of derivative instruments	—	—	(28,563)	—	(28,563)
Net (purchases) sales of short-term investments	(93,864)	(4,586)	(636,104)	—	(734,554)
Change in cash collateral related to securities lending	—	—	12,540	—	12,540
Contributions to subsidiaries	20,457	(73,700)	(423,998)	477,241	—
Issuance of intercompany loans	—	—	(47,000)	47,000	—
Repayments of intercompany loans	—	47,000	80,840	(127,840)	—
Acquisitions, net of cash	—	—	(27,709)	—	(27,709)
Purchases of fixed assets	(18)	—	(22,823)	—	(22,841)
Other	—	—	131,111	(20,641)	110,470
Net Cash Provided By (Used For) Investing Activities	(73,425)	(31,286)	(1,631,045)	375,760	(1,359,996)
Financing Activities
Proceeds from issuance of preferred shares, net	319,694	—	—	—	319,694
Redemption of preferred shares	(230,000)	—	—	—	(230,000)
Proceeds from common shares issued, net	(21,048)	—	477,244	(477,244)	(21,048)
Proceeds from intercompany borrowings	—	—	47,000	(47,000)	—
Proceeds from borrowings	—	—	253,415	—	253,415
Repayments of intercompany loans	—	—	(127,840)	127,840	—
Repayments of borrowings	(100,000)	—	(97,000)	—	(197,000)
Change in cash collateral related to securities lending	—	—	(12,540)	—	(12,540)
Dividends paid to redeemable noncontrolling interests	—	—	(19,264)	1,275	(17,989)
Dividends paid to parent (1)	—	—	(702,442)	702,442	—
Other	—	—	(72,537)	20,641	(51,896)
Preferred dividends paid	(46,041)	—	—	—	(46,041)
Net Cash Provided By (Used For) Financing Activities	(77,395)	—	(253,964)	327,954	(3,405)
Effects of exchange rates changes on foreign currency cash	—	—	14,041	—	14,041
Increase (decrease) in cash	8,310	(41,575)	(203,478)	—	(236,743)
Cash beginning of year	1,687	71,955	769,300	—	842,942
Cash end of year	$9,997	$30,380	$565,822	$—	$606,199

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	171	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$148,211	$6,395	$1,465,166	$(223,128)	$1,396,644
Investing Activities
Purchases of fixed maturity investments	—	—	(35,532,810)	—	(35,532,810)
Purchases of equity securities	—	—	(665,702)	—	(665,702)
Purchases of other investments	—	—	(1,389,406)	—	(1,389,406)
Proceeds from the sales of fixed maturity investments	—	—	34,559,966	—	34,559,966
Proceeds from the sales of equity securities	—	—	751,728	—	751,728
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,149,328	—	1,149,328
Proceeds from redemptions and maturities of fixed maturity investments	—	41,500	713,507	—	755,007
Net settlements of derivative instruments	—	—	(17,068)	—	(17,068)
Net (purchases) sales of short-term investments	(2,075)	(40,963)	(80,372)	—	(123,410)
Change in cash collateral related to securities lending	—	—	(155,248)	—	(155,248)
Contributions to subsidiaries	(479,912)	(887,650)	(546,269)	1,913,831	—
Issuance of intercompany loans	—	—	(1,460,000)	1,460,000	—
Acquisitions, net of cash	—	—	(1,992,720)	—	(1,992,720)
Purchases of fixed assets	(8)	—	(15,295)	—	(15,303)
Other	2,000	—	(47,905)	—	(45,905)
Net Cash Provided By (Used For) Investing Activities	(479,995)	(887,113)	(4,728,266)	3,373,831	(2,721,543)
Financing Activities
Proceeds from issuance of preferred shares, net	434,899	—	—	—	434,899
Redemption of preferred shares	(2,445)	—	—	—	(2,445)
Purchases of common shares under share repurchase program	(75,256)	—	—	—	(75,256)
Proceeds from common shares issued, net	(2,418)	435,450	1,478,381	(1,913,831)	(2,418)
Proceeds from intercompany borrowings	—	500,000	960,000	(1,460,000)	—
Proceeds from borrowings	—	—	1,386,741	—	1,386,741
Repayments of borrowings	—	—	(219,171)	—	(219,171)
Change in cash collateral related to securities lending	—	—	155,248	—	155,248
Dividends paid to redeemable noncontrolling interests	—	—	(19,264)	1,275	(17,989)
Dividends paid to parent (1)	—	—	(221,853)	221,853	—
Other	(48)	200	3,978	—	4,130
Preferred dividends paid	(28,070)	—	—	—	(28,070)
Net Cash Provided By (Used For) Financing Activities	326,662	935,650	3,524,060	(3,150,703)	1,635,669
Effects of exchange rates changes on foreign currency cash	—	—	(21,154)	—	(21,154)
Increase (decrease) in cash	(5,122)	54,932	239,806	—	289,616
Cash beginning of year	6,809	17,023	529,494	—	553,326
Cash end of year	$1,687	$71,955	$769,300	$—	$842,942

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	172	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$404,144	$5,505	$1,074,021	$(485,764)	$997,906
Investing Activities
Purchases of fixed maturity investments	—	(3,505)	(29,448,368)	—	(29,451,873)
Purchases of equity securities	(8,070)	—	(507,343)	—	(515,413)
Purchases of other investments	—	—	(1,749,525)	—	(1,749,525)
Proceeds from the sales of fixed maturity investments	—	24,507	28,069,540	—	28,094,047
Proceeds from the sales of equity securities	—	—	564,011	—	564,011
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,250,883	—	1,250,883
Proceeds from redemptions and maturities of fixed maturity investments	—	—	748,529	—	748,529
Net settlements of derivative instruments	—	—	(5,056)	—	(5,056)
Proceeds from investment in joint venture	—	—	40,000	—	40,000
Net (purchases) sales of short-term investments	57	(338)	169,376	—	169,095
Change in cash collateral related to securities lending	—	—	(6,662)	—	(6,662)
Contributions to subsidiaries	(10,000)	—	(49,348)	59,348	—
Issuance of intercompany loans	—	(39,500)	(27,500)	67,000	—
Acquisitions, net of cash	—	—	818	—	818
Purchases of fixed assets	(80)	—	(15,656)	—	(15,736)
Other	—	—	(36,993)	—	(36,993)
Net Cash Provided By (Used For) Investing Activities	(18,093)	(18,836)	(1,003,294)	126,348	(913,875)
Financing Activities
Purchases of common shares under share repurchase program	(365,383)	—	—	—	(365,383)
Proceeds from common shares issued, net	4,861	—	59,348	(59,348)	4,861
Proceeds from intercompany borrowings	—	27,500	39,500	(67,000)	—
Proceeds from borrowings	—	—	431,362	—	431,362
Change in cash collateral relating to securities lending	—	—	6,662	—	6,662
Dividends paid to redeemable noncontrolling	—	—	(19,263)	956	(18,307)
Dividends paid to parent (1)	—	—	(484,808)	484,808	—
Other	—	67	(41,980)	—	(41,913)
Preferred dividends paid	(21,938)	—	—	—	(21,938)
Net Cash Provided By (Used For) Financing Activities	(382,460)	27,567	(9,179)	359,416	(4,656)
Effects of exchange rates changes on foreign currency cash	—	—	(11,751)	—	(11,751)
Increase (decrease) in cash	3,591	14,236	49,797	—	67,624
Cash beginning of year	3,218	2,787	479,697	—	485,702
Cash end of year	$6,809	$17,023	$529,494	$—	$553,326

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	173	2017 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    Subsequent Event

On January 2, 2018, the Company redeemed all remaining outstanding Series C Preferred Shares at $25 per share ($92.6 million aggregate cost), plus all declared and unpaid dividends to (but excluding) the redemption date. In accordance with GAAP, following the redemption, original issuance costs related to such shares will be removed from additional paid-in capital and the Company will record a $2.7 million loss on redemption of preferred shares. Such adjustment will have no impact on total shareholders’ equity or cash flows.

ARCH CAPITAL	174	2017 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2017, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
On December 31, 2016, we acquired all of the issued and outstanding capital stock of UGC. As allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of UGC until the 2017 fourth quarter. The financial reporting systems of UGC have been fully integrated into our financial reporting systems and we have performed an assessment of UGC’s internal control over financial reporting for this current year-end.
Based on our assessment, management determined that, as of December 31, 2017, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2017, other than the inclusion of UGC noted above, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	175	2017 FORM 10-K

ITEM 9B.	OTHER INFORMATION
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
As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide global marine and energy policies and global marine reinsurance which may have some exposure to Iran. The global marine policies and reinsurance provide coverage for vessels navigating into and out of ports worldwide. In light of European Union and U.S. modifications to Iran sanctions, including the issuance of General License H, and consistent with General License H, we have been notified by our intermediaries for this business that certain of our policyholders have begun to, or will begin to, ship cargo to and from Iran, and that such cargo may include transporting crude oil from Iran to another country. We are unable to attribute gross revenues or net profits from these policies to activities relating to Iran. To the extent permitted by applicable law, we currently intend for our non-U.S. subsidiaries to continue to provide such coverage.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2018, which we intend to file with the SEC pursuant to Regulation 14A before May 1, 2018. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2018, which Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2018, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	176	2017 FORM 10-K

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2018, which Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2018, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	177	2017 FORM 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements
Included in Part II – see Item 8 of this report.
2.Financial Statement Schedules
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	178	2017 FORM 10-K

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
3.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
4.1.1	Certificate of Designations of Series D Preferred Shares	10-K	4.1.2	March 1, 2017
4.1.2	Certificate of Designations of Series E Non-Cumulative Preferred Shares	8-K	4.1	September 29, 2016
4.1.3	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
4.2.1	Specimen Common Share Certificate	10-K405	4.1	April 2, 2001
4.2.2	Specimen Series E Non-Cumulative Preferred Share Certificate	8-K	4.2	September 29, 2016
4.2.3	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
4.3.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	99.2	May 7, 2004
4.3.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3.3	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.3.4	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.4.1	Deposit Agreement, dated September 29, 2016, between ACGL, as issuer, and American Stock Transfer & Trust Company, LLC (“AST”), as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	September 29, 2016
4.4.2	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.5.1	Form of Depositary Receipt, dated September 29, 2016	8-K	4.4	September 29, 2016
4.5.2	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.6.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.6.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
4.7.1	Investor Rights Agreement, dated as of December 31, 2016, between ACGL and American International Group, Inc. (“Investor Rights Agreement”)	10-K	4.7	March 1, 2017
4.7.2	Amendment No. 1 to the Investor Rights Agreement, dated June 8, 2017	8-K	10.1	June 8, 2017
10.1.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)†	10-Q	10.1	August 14, 2002
10.1.2	First Amendment to the 2002 Plan†	10-Q	10.4	November 12, 2003
10.1.3	Second Amendment to the 2002 Plan†	10-K	10.6	March 2, 2009
10.2.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.2.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.3.1	ACGL 2007 Long Term Incentive and Share Award Plan†	DEF 14A		April 3, 2007
10.3.2	ACGL 2012 Long Term Incentive and Share Award Plan†	DEF 14A		March 27, 2012
10.3.3	ACGL 2015 Long Term Incentive and Share Award Plan†	DEF 14A		March 26, 2015
10.3.4	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2016
10.4.1	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou (“February RSU Agreement”)†	10-K	10.7.15	March 10, 2004
10.4.2	First Amendment to February RSU Agreement dated as of December 9, 2008 grant†	10-K	10.10.9	March 2, 2009
10.4.3	Second Amendment to February RSU Agreement dated as of July 9, 2009 grant†	10-Q	10.1	November 9, 2009
10.4.4	Restricted Share Unit Agreement, dated as of May 9, 2008, between ACGL and Mark D. Lyons†	10-Q	10.3	November 10, 2008
10.4.5	Restricted Share Unit Agreement, dated as of May 6, 2009, between ACGL and Mark D. Lyons†	10-K	10.10.11	February 26, 2010

ARCH CAPITAL	179	2017 FORM 10-K

10.4.6	Restricted Share Unit Agreement, dated as of May 5, 2010, between ACGL and Mark D. Lyons†	10-Q	10.1	November 8, 2010
10.4.7	Restricted Share Unit Agreement, dated as of May 6, 2011, between ACGL and Mark D. Lyons†	10-Q	10.6	November 8, 2011
10.4.8	Restricted Share Unit Agreement, dated as of May 9, 2012, between ACGL and Mark D. Lyons†	10-Q	10.2	November 9, 2012
10.4.9	Form of Restricted Share Agreement, dated as of May 13, 2015, between ACGL and each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.2	August 7, 2015
10.4.10	Form of Restricted Share Agreement, dated as of May 13, 2016, between ACGL and each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings and, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.2	August 5, 2016
10.4.11	Form of Restricted Share Agreement, dated as of May 4, 2017, between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.3	August 4, 2017
10.4.12	Form of Restricted Share Agreement, dated as of May 8, 2017, between ACGL and each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.4	August 4, 2017
10.4.13	Form of Restricted Share Agreement, dated as of September 19, 2017, between ACGL and each of Nicolas Papadopoulo and Maamoun Rajeh† (filed herewith)				X
10.5.1	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2015, between ACGL and each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.3	August 7, 2015
10.5.2	Non-Qualified Stock Option Agreement, dated as of February 26, 2016, between ACGL and Constantine Iordanou†	10-Q	10.6	August 5, 2016
10.5.3	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.5.4	Non-Qualified Stock Option Agreement, dated as of February 24, 2017, between ACGL and Constantine Iordanou†	10-Q	10.22	November 3, 2017
10.5.5	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.5.6	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh† (filed herewith)				X
10.5.7	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo† (filed herewith)				X
10.6.1	Form of Share Appreciation Right Agreement, dated as of May 9, 2008, between ACGL and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo†	10-Q	10.1	November 10, 2008
10.6.2	Form of Share Appreciation Right Agreement, dated as of May 6, 2009, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, John D. Vollaro and Louis T. Petrillo†	10-K	10.12.4	February 26, 2010
10.6.3	Share Appreciation Right Agreement, dated as of February 25, 2010, between ACGL and Constantine Iordanou†	10-Q	10.4	November 9, 2012
10.6.4	Form of Share Appreciation Right Agreement, dated as of May 5, 2010, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo†	10-Q	10.4	November 8, 2010
10.6.5	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Marc Grandisson†	10-Q	10.7	November 8, 2011
10.6.6	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and W. Preston Hutchings†	10-Q	10.9	November 8, 2011
10.6.7	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Constantine Iordanou†	10-Q	10.10	November 8, 2011
10.6.8	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Louis T. Petrillo†	10-Q	10.12	November 8, 2011
10.6.9	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Maamoun Rajeh†	10-Q	10.1	November 3, 2017
10.6.10	Share Appreciation Right Agreement dated as of February 29, 2012, between ACGL and Constantine Iordanou†	10-Q	10.5	November 9, 2012
10.6.11	Share Appreciation Right Agreement, dated as of May 9, 2012, between ACGL and Andrew Rippert†	10-Q	10.3	November 3, 2017

ARCH CAPITAL	180	2017 FORM 10-K

10.6.12	Share Appreciation Right Agreement, dated as of May 9, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.2	November 3, 2017
10.6.13	Form of Share Appreciation Right Agreement, dated as of May 9, 2012, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons and Louis T. Petrillo†	10-Q	10.3	November 9, 2012
10.6.14	Share Appreciation Right Agreement, dated as of July 1, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.4	November 3, 2017
10.6.15	Share Appreciation Right Agreement dated as of September 6, 2012, between ACGL and Mark D. Lyons†	10-Q	10.6	August 9, 2013
10.6.16	Share Appreciation Right Agreement, dated as of November 12, 2012, between Arch Capital Group Ltd. and Andrew Rippert†	10-Q	10.9	November 3, 2017
10.6.17	Form of Share Appreciation Right Agreement, dated as of November 12, 2012, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 9, 2013
10.6.18	Share Appreciation Right Agreement, dated as of May 9, 2013, between Arch Capital Group Ltd. and Andrew Rippert†	10-Q	10.11	November 3, 2017
10.6.19	Form of Share Appreciation Right Agreement, dated as of May 9, 2013, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Mark D. Lyons, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	November 8, 2013
10.6.20	Share Appreciation Right Agreement, dated as of February 4, 2014, between Arch Capital Group Ltd. and Andrew Rippert†	10-Q	10.12	November 3, 2017
10.6.21	Share Appreciation Right Agreement, dated as of February 28, 2014, between ACGL and Constantine Iordanou†	10-Q	10.6	August 8, 2014
10.6.22	Share Appreciation Right Agreement, dated as of February 28, 2014, between ACGL and Mark D. Lyons†	10-Q	10.5	August 8, 2014
10.6.23	Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and Andrew Rippert†	10-Q	10.14	November 3, 2017
10.6.24	Form of Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and each of Constantine Iordanou, Mark D. Lyons, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 8, 2014
10.6.25	Share Appreciation Right Agreement, dated as of July 1, 2014, between ACGL and Maamoun Rajeh†	10-Q	10.15	November 3, 2017
10.6.26	Share Appreciation Right Agreement, dated as of November 6, 2014, between ACGL and Marc Grandisson†	10-Q	10.2	May 8, 2015
10.6.27	Share Appreciation Right Agreement, dated as of February 27, 2015, between ACGL and Constantine Iordanou†	10-Q	10.5	August 5, 2016
10.7.1	Employment and Change in Control Agreement, dated as of May 5, 2000, between ACGL and Louis T. Petrillo (“Employment and Change in Control Agreement”)†	8-K	10.7	September 8, 2000
10.7.2	Amendment to Employment and Change in Control Agreement, dated as of December 31, 2008†	10-K	10.13	March 2, 2009
10.8.1	Employment Agreement, dated as of October 23, 2001, among ACGL, Arch Re Bermuda and Marc Grandisson (“Grandisson Employment Agreement”)†	8-K	10.14	January 4, 2002
10.8.2	First Amendment to Grandisson Employment Agreement, dated as of November 16, 2005†	10-K	10.15.16	March 13, 2006
10.8.3	Second Amendment to Grandisson Employment Agreement, dated as of November 24, 2008†	10-K	10.14	March 2, 2009
10.9.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.9.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.10.1	Employment Letter Agreement, dated as of May 27, 2005, between ACGL and W. Preston Hutchings (“Hutchings Employment Letter Agreement”)†	8-K	10.1	June 9, 2005
10.10.2	Amendment to Hutchings Employment Letter Agreement, dated as of May 21, 2008†	10-Q	10.2	August 8, 2008
10.11.1	Amended and Restated Employment Agreement, dated October 1, 2014, between ACGL and Constantine Iordanou†	8-K	10.1	October 6, 2014
10.11.2	Service Agreement, dated September 21, 2017 between ACGL and Constantine Iordanou	8-K	10.1	September 22, 2017
10.12	Employment Agreement, dated as of July 25, 2012, between ACGL and Mark D. Lyons†	8-K	10.1	July 30, 2012
10.13	Consulting Letter Agreement, dated September 19, 2017, between ACGL and David McElroy	10-Q	10.25	November 3, 2017
10.14	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017

ARCH CAPITAL	181	2017 FORM 10-K

10.15	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.16	Employment Agreement, dated as of October 30, 2017, between ACGL and Andrew Rippert†	10-Q	10.28	November 3, 2017
10.17	Assumption of Change in Control Agreements†	10-K405	10.8.5	April 2, 2001
10.18	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.19.1	Stock Purchase Agreement, dated as of August 15, 2016, between ACGL and American International Group, Inc.	8-K	2.1	August 16, 2016
10.19.2	First Amendment to Stock Purchase Agreement between ACGL and AIG	10-Q	10.1	August 4, 2017
10.19.3	Second Amendment to Stock Purchase Agreement between ACGL and AIG	10-Q	10.2	August 4, 2017
10.20	Purchase Agreement dated as of June 8, 2017 among ACGL, AIG, National Union Fire Insurance Company of Pittsburgh, Pa., and Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	1.01	June 12, 2017
10.21	Purchase Agreement dated as of August 14, 2017 among ACGL and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein	8-K	1.01	August 16, 2017
10.22	Purchase Agreement dated as of November 29, 2017, among ACGL and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC	8-K	1.1	December 1, 2017
10.23	Second Amended and Restated Credit Agreement, dated as of October 26, 2016, by and among ACGL, certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto	8-K	10.1	October 26, 2016
12	Statement regarding computation of ratios (filed herewith)				X
21	Subsidiaries of Registrant (filed herewith)				X
23	Consent of PricewaterhouseCoopers LLP (filed herewith)				X
24	Power of Attorney (filed herewith)				X
25	Form T-1 Statement of Eligibility of Trustee	8-K	25.3	December 12, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)				X
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements
					X
†    Management contract or compensatory plan or arrangement.

ARCH CAPITAL	182	2017 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Constantine Iordanou
	Name:	Constantine Iordanou
	Title:	Chairman of the Board of Directors and Chief Executive Officer
February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Constantine Iordanou
Constantine Iordanou	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2018

/s/ Mark D. Lyons
Mark D. Lyons	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 28, 2018

*
John L. Bunce. Jr.	Director	February 28, 2018

*
Eric W. Doppstadt	Director	February 28, 2018

*
Yiorgos Lillikas	Director	February 28, 2018

ARCH CAPITAL	183	2017 FORM 10-K

Name	Title	Date

*
Louis J. Paglia	Director	February 28, 2018

*
John M. Pasquesi	Director	February 28, 2018

*
Brian S. Posner	Director	February 28, 2018

*
Eugene S. Sunshine	Director	February 28, 2018

*
John D. Vollaro	Director	February 28, 2018
___________________

*	By Mark D. Lyons, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ Mark D. Lyons
Name:	Mark D. Lyons Attorney-in-Fact

ARCH CAPITAL	184	2017 FORM 10-K

SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2017
Insurance	$159,224	$6,952,676	$1,451,390	$2,113,018	NM	$1,622,444	$323,639	$359,524	$2,122,440
Reinsurance	150,582	3,053,694	633,810	1,142,621	NM	773,923	221,250	146,663	1,174,474
Mortgage	140,057	579,160	1,206,470	1,057,166	NM	134,677	100,598	146,336	1,111,342
Other	85,961	798,262	330,644	531,727	NM	436,402	129,971	31,928	553,117
Total	$535,824	$11,383,792	$3,622,314	$4,844,532	NM	$2,967,446	$775,458	$684,451	$4,961,373
December 31, 2016
Insurance	$152,983	$6,502,745	$1,403,822	$2,073,904	NM	$1,359,313	$304,050	$353,782	$2,072,281
Reinsurance	121,806	2,506,239	532,759	1,056,232	NM	475,762	212,258	143,408	1,053,856
Mortgage	86,392	681,167	1,176,809	286,716	NM	28,943	21,790	101,293	391,466
Other	86,379	510,809	293,480	467,970	NM	321,581	129,527	25,163	513,788
Total	$447,560	$10,200,960	$3,406,870	$3,884,822	NM	$2,185,599	$667,625	$623,646	$4,031,391
December 31, 2015
Insurance	$131,081	$6,217,777	$1,364,000	$2,044,808	NM	$1,292,647	$296,040	$354,416	$2,045,671
Reinsurance	123,226	2,506,441	531,385	1,077,135	NM	440,350	222,470	155,811	1,038,408
Mortgage	53,079	110,035	188,567	214,110	NM	40,247	30,817	78,142	267,493
Other	75,443	290,997	249,980	397,852	NM	277,659	113,451	14,919	465,959
Total	$382,829	$9,125,250	$2,333,932	$3,733,905	NM	$2,050,903	$662,778	$603,288	$3,817,531

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See note 5, “Segment Information,” to our consolidated financial statements in Item 8 for information related to the ‘other’ segment.

(2)
Certain other operating expenses relate to the Company’s corporate segment (non-underwriting). Such amounts are not reflected in the table above. note 5, “Segment Information,” to our consolidated financial statements in Item 8 for information related to the corporate segment.

ARCH CAPITAL	185	2017 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2017
Premiums Written:
Insurance	$3,050,876	$(958,646)	$30,210	$2,122,440	1.4%
Reinsurance	152,404	(465,925)	1,487,995	1,174,474	126.7%
Mortgage	1,110,319	(256,796)	257,819	1,111,342	23.2%
Other	133,858	(47,187)	466,446	553,117	84.3%
Total	$4,447,457	$(1,407,052)	$1,920,968	$4,961,373	38.7%
Year Ended December 31, 2016
Premiums Written:
Insurance	$2,999,106	$(954,768)	$27,943	$2,072,281	1.3%
Reinsurance	62,427	(440,541)	1,431,970	1,053,856	135.9%
Mortgage	209,351	(108,259)	290,374	391,466	74.2%
Other	66,806	(21,306)	468,288	513,788	91.1%
Total	$3,337,690	$(1,170,743)	$1,864,444	$4,031,391	46.2%
Year Ended December 31, 2015
Premiums Written:
Insurance	$2,908,906	$(898,347)	$35,112	$2,045,671	1.7%
Reinsurance	28,510	(380,614)	1,390,512	1,038,408	133.9%
Mortgage	137,338	(28,064)	158,219	267,493	59.1%
Other	12,165	(22,940)	476,734	465,959	102.3%
Total	$3,086,919	$(979,632)	$1,710,244	$3,817,531	44.8%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	186	2017 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2017	$535,824	$11,383,792	$20,016	$3,622,314	$4,844,532	$470,872	$3,205,428	$(237,982)	$775,458	$2,352,912	$4,961,373
2016	447,560	10,200,960	18,246	3,406,870	3,884,822	366,742	2,455,563	(269,964)	667,625	1,813,356	4,031,391
2015	382,829	9,125,250	17,161	2,333,932	3,733,905	348,090	2,336,026	(285,123)	662,778	1,869,244	3,817,531

ARCH CAPITAL	187	2017 FORM 10-K