Form 10-Q
period 2018-03-31
ARCH CAPITAL GROUP LTD.
filed 2018-05-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of May 4, 2018, there were 135,775,651 common shares, $0.0033 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2018 FIRST QUARTER FORM 10-Q

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), and include:

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through March 31, 2018;

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

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

ARCH CAPITAL	2	2018 FIRST QUARTER FORM 10-Q

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

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

•
statutory or regulatory developments, including as to tax policy and matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the Tax Cuts and Jobs Act of 2017; and

•
the other matters set forth under Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2018 FIRST QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2018 FIRST QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of March 31, 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2018 and March 31, 2017 including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
May 9, 2018

ARCH CAPITAL	5	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $14,469,013 and $13,869,460)	$14,348,941	$13,876,003
Short-term investments available for sale, at fair value (amortized cost: $966,722 and $1,468,955)	967,389	1,469,042
Collateral received under securities lending, at fair value (amortized cost: $367,034 and $476,605)	367,043	476,615
Equity securities, at fair value	543,650	495,804
Other investments available for sale, at fair value (cost: $0 and $198,163)	—	264,989
Investments accounted for using the fair value option	4,119,139	4,216,237
Investments accounted for using the equity method	1,394,548	1,041,322
Total investments	21,740,710	21,840,012

Cash	680,891	606,199
Accrued investment income	106,114	113,133
Securities pledged under securities lending, at fair value (amortized cost: $356,518 and $463,181)	358,152	464,917
Premiums receivable	1,375,080	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,510,119	2,540,143
Contractholder receivables	2,002,469	1,978,414
Ceded unearned premiums	996,772	926,611
Deferred acquisition costs	596,264	535,824
Receivable for securities sold	217,224	205,536
Goodwill and intangible assets	626,004	652,611
Other assets	922,156	1,053,009
Total assets	$32,131,955	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$11,496,205	$11,383,792
Unearned premiums	3,885,297	3,622,314
Reinsurance balances payable	379,728	323,496
Contractholder payables	2,002,469	1,978,414
Collateral held for insured obligations	253,709	240,183
Senior notes	1,733,043	1,732,884
Revolving credit agreement borrowings	755,294	816,132
Securities lending payable	367,034	476,605
Payable for securities purchased	282,731	449,186
Other liabilities	765,948	782,717
Total liabilities	21,921,458	21,805,723

Commitments and Contingencies
Redeemable noncontrolling interests	206,013	205,922

Shareholders' Equity
Non-cumulative preferred shares	780,000	872,555
Convertible non-voting common equivalent preferred shares	—	489,627
Common shares ($0.0033 par, shares issued: 189,070,234 and 183,290,742)	630	611
Additional paid-in capital	1,737,978	1,230,617
Retained earnings	8,849,959	8,562,889
Accumulated other comprehensive income (loss), net of deferred income tax	(134,009)	118,044
Common shares held in treasury, at cost (shares: 52,387,812 and 52,312,803)	(2,084,186)	(2,077,741)
Total shareholders' equity available to Arch	9,150,372	9,196,602
Non-redeemable noncontrolling interests	854,112	843,411
Total shareholders' equity	10,004,484	10,040,013
Total liabilities, noncontrolling interests and shareholders' equity	$32,131,955	$32,051,658

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Revenues
Net premiums written	$1,412,544	$1,276,260
Change in unearned premiums	(177,645)	(159,243)
Net premiums earned	1,234,899	1,117,017
Net investment income	126,724	117,874
Net realized gains (losses)	(110,998)	34,153
Other-than-temporary impairment losses	(162)	(1,807)
Less investment impairments recognized in other comprehensive income, before taxes	—	—
Net impairment losses recognized in earnings	(162)	(1,807)

Other underwriting income	5,349	4,633
Equity in net income (loss) of investment funds accounted for using the equity method	28,069	48,088
Other income (loss)	74	(782)
Total revenues	1,283,955	1,319,176

Expenses
Losses and loss adjustment expenses	636,860	552,570
Acquisition expenses	191,376	182,289
Other operating expenses	175,015	174,719
Corporate expenses	15,312	27,792
Amortization of intangible assets	26,736	31,294
Interest expense	30,636	28,676
Net foreign exchange losses (gains)	19,721	19,404
Total expenses	1,095,656	1,016,744

Income before income taxes	188,299	302,432
Income tax expense	(21,915)	(28,397)
Net income	$166,384	$274,035
Net (income) loss attributable to noncontrolling interests	(15,961)	(20,908)
Net income available to Arch	150,423	253,127
Preferred dividends	(10,437)	(11,218)
Loss on redemption of preferred shares	(2,710)	—
Net income available to Arch common shareholders	$137,276	$241,909

Net income per common share and common share equivalent
Basic	$1.01	$1.80
Diluted	$0.99	$1.74

Weighted average common shares and common share equivalents outstanding
Basic	135,846,576	134,034,927
Diluted	139,297,934	139,047,672

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Comprehensive Income
Net income	$166,384	$274,035
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(166,677)	100,792
Reclassification of net realized (gains) losses, net of income taxes, included in net income	62,461	(5,044)
Foreign currency translation adjustments	1,282	3,124
Comprehensive income	63,450	372,907
Net (income) loss attributable to noncontrolling interests	(15,961)	(20,908)
Foreign currency translation adjustments attributable to noncontrolling interests	673	(8)
Comprehensive income available to Arch	$48,162	$351,991

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Non-cumulative preferred shares
Balance at beginning of year	$872,555	$772,555
Preferred shares redeemed	(92,555)	—
Balance at end of period	780,000	772,555

Convertible non-voting common equivalent preferred shares
Balance at beginning of year	489,627	1,101,304
Preferred shares converted to common shares	(489,627)	—
Balance at end of period	—	1,101,304

Common shares
Balance at beginning of year	611	582
Common shares issued, net	19	1
Balance at end of period	630	583

Additional paid-in capital
Balance at beginning of year	1,230,617	531,687
Preferred shares converted to common shares	489,608	—
Reversal of issue costs on preferred shares redeemed	2,710	—
All other	15,043	16,366
Balance at end of period	1,737,978	548,053

Retained earnings
Balance at beginning of year	8,562,889	7,996,701
Cumulative effect of an accounting change (see Note 2)	149,794	(314)
Balance at beginning of year, as adjusted	8,712,683	7,996,387
Net income	166,384	274,035
Net (income) loss attributable to noncontrolling interests	(15,961)	(20,908)
Preferred share dividends	(10,437)	(11,218)
Loss on redemption of preferred shares	(2,710)	—
Balance at end of period	8,849,959	8,238,296

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of year	118,044	(114,541)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	157,400	(27,641)
Cumulative effect of an accounting change (see Note 2)	(149,794)	—
Balance at beginning of year, as adjusted	7,606	(27,641)
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	(104,216)	95,748
Unrealized holding gains (losses) arising during period attributable to noncontrolling interests	372	—
Balance at end of period	(96,238)	68,107
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(39,356)	(86,900)
Foreign currency translation adjustments	1,282	3,124
Foreign currency translation adjustments attributable to noncontrolling interests	303	(8)
Balance at end of period	(37,771)	(83,784)
Balance at end of period	(134,009)	(15,677)

Common shares held in treasury, at cost
Balance at beginning of year	(2,077,741)	(2,034,570)
Shares repurchased for treasury	(6,445)	(4,700)
Balance at end of period	(2,084,186)	(2,039,270)

Total shareholders’ equity available to Arch	9,150,372	8,605,844
Non-redeemable noncontrolling interests	854,112	868,186
Total shareholders’ equity	$10,004,484	$9,474,030

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net income	$166,384	$274,035
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	101,995	(40,855)
Net impairment losses recognized in earnings	162	1,807
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(19,383)	(36,141)
Amortization of intangible assets	26,736	31,294
Share-based compensation	14,664	15,657
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	86,319	53,027
Unearned premiums, net of ceded unearned premiums	177,645	159,243
Premiums receivable	(233,772)	(176,350)
Deferred acquisition costs	(30,347)	(41,728)
Reinsurance balances payable	53,634	20,114
Other items, net	56,143	(76,445)
Net cash provided by operating activities	400,180	183,658
Investing Activities
Purchases of fixed maturity investments	(9,681,267)	(10,476,918)
Purchases of equity securities	(377,000)	(143,833)
Purchases of other investments	(522,454)	(427,039)
Proceeds from sales of fixed maturity investments	8,679,147	10,386,746
Proceeds from sales of equity securities	291,311	253,347
Proceeds from sales, redemptions and maturities of other investments	436,566	317,518
Proceeds from redemptions and maturities of fixed maturity investments	287,031	174,718
Net settlements of derivative instruments	36,070	(3,921)
Net (purchases) sales of short-term investments	595,318	(397,851)
Change in cash collateral related to securities lending	161,567	180,946
Purchases of fixed assets	(4,240)	(5,194)
Other	40,037	23,068
Net cash provided by (used for) investing activities	(57,914)	(118,413)
Financing Activities
Redemption of preferred shares	(92,555)	—
Purchases of common shares under share repurchase program	(3,299)	—
Proceeds from common shares issued, net	(2,779)	(3,990)
Proceeds from borrowings	39,585	—
Repayments of borrowings	(101,000)	(22,000)
Change in cash collateral related to securities lending	(161,567)	(180,946)
Dividends paid to redeemable noncontrolling interests	(4,497)	(4,497)
Other	(2,356)	(5,018)
Preferred dividends paid	(10,437)	(11,218)
Net cash provided by (used for) financing activities	(338,905)	(227,669)

Effects of exchange rate changes on foreign currency cash and restricted cash	1,611	2,618

Increase (decrease) in cash and restricted cash	4,972	(159,806)
Cash and restricted cash, beginning of year	727,284	969,569
Cash and restricted cash, end of period	$732,256	$809,763

Reconciliation of cash and restricted cash within the Consolidated Balance Sheets:	March 31, 2018	December 31, 2017
Cash	$680,891	$606,199
Restricted cash (included in ‘other assets’)	$51,365	$121,085
Cash and restricted cash	$732,256	$727,284

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

Arch Capital Group Ltd. (“Arch Capital”) is a Bermuda public limited liability company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. The Company’s consolidated financial statements include the results of Watford Holdings Ltd. and its wholly owned subsidiaries. See Note 3.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), including the Company’s audited consolidated financial statements and related notes.
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
2.    Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted
The Company adopted ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments and provides improved financial information to readers of the financial statements. Among other provisions focused on improving the recognition and measurement of financial instruments, the ASU significantly changes the income statement impact of equity instruments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any changes in fair value recognized in net income rather than other comprehensive income. Upon adoption of this ASU, the Company recorded a cumulative effect adjustment of $149.8 million in retained earnings and an offsetting decrease in accumulated other comprehensive income. The adoption of this ASU did not have a material impact on the Company's financial position, cash flows, or total comprehensive income, but may increase volatility in the Company's results of operations in future periods.
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which creates a new comprehensive revenue recognition standard that serves as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts or financial instruments. The ASU also requires enhanced disclosures about revenue. The Company adopted the ASU using the modified retrospective method, whereby the cumulative effect of adoption was recognized as an adjustment to retained earnings at the date of initial application. The impact of the adoption of this ASU was not material, mostly because the accounting for insurance contracts is outside of the scope of ASU 2014-09.
The Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows. As a result, transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. The revised presentation required in this ASU is reflected in the Company’s consolidated statements of cash flows for both periods presented. The adoption of this ASU did not have any effect on the Company’s results of operations, financial position or comprehensive income.
Recently Issued Accounting Standards Not Yet Adopted
For information regarding accounting standards that the Company has not yet adopted, see note 3(q), “Significant

ARCH CAPITAL	11	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2017 Form 10-K.

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

The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford Re are reported:

	March 31,	December 31,
	2018	2017
Assets
Investments accounted for using the fair value option	$2,331,393	$2,426,066
Fixed maturities available for sale, at fair value	203,176	—
Cash	54,053	54,503
Accrued investment income	16,831	18,261
Premiums receivable	242,116	177,492
Reinsurance recoverable on unpaid and paid losses and LAE	47,289	42,777
Ceded unearned premiums	45,111	24,762
Deferred acquisition costs	92,699	85,961
Receivable for securities sold	47,568	36,374
Goodwill and intangible assets	7,650	7,650
Other assets	63,143	140,808
Total assets of consolidated VIE	$3,151,029	$3,014,654

Liabilities
Reserves for losses and loss adjustment expenses	$852,828	$798,262
Unearned premiums	395,605	330,644
Reinsurance balances payable	26,340	18,424
Revolving credit agreement borrowings	380,294	441,132
Payable for securities purchased	79,786	42,501
Other liabilities	235,554	215,186
Total liabilities of consolidated VIE	$1,970,407	$1,846,149

Redeemable noncontrolling interests	$220,713	$220,622
For the three months ended March 31, 2018, Watford Re generated $30.2 million of cash provided by operating activities, $35.4 million of cash used for investing activities and $66.2 million of cash used for financing activities, compared to $62.2 million of cash provided by operating activities, $58.8 million of cash used for investing activities and $29.0 million of cash used for financing activities for the three months ended March 31, 2017.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at March 31, 2018. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’

ARCH CAPITAL	12	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth activity in the non-redeemable noncontrolling interests:

	March 31,
	2018	2017
Three Months Ended
Balance, beginning of period	$843,411	$851,854
Amounts attributable to noncontrolling interests	11,376	16,324
Foreign currency translation adjustments	(675)	8
Balance, end of period	$854,112	$868,186
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
The following table sets forth activity in the redeemable non-controlling interests:

	March 31,
	2018	2017
Three Months Ended
Balance, beginning of period	$205,922	$205,553
Accretion of preference share issuance costs	91	91
Balance, end of period	$206,013	$205,644
The portion of Watford Re’s income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	March 31,
	2018	2017
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(11,376)	$(16,324)
Dividends attributable to redeemable noncontrolling interests	(4,585)	(4,584)
Net (income) loss attributable to noncontrolling interests	$(15,961)	$(20,908)
Bellemeade Re
The Company has entered into various aggregate excess of loss reinsurance agreements with Bellemeade Re I Ltd. (July 2015), with Bellemeade Re II Ltd. (May 2016) and with Bellemeade 2017-1 Ltd. (October 2017) (the “Bellemeade Agreements”),

special purpose reinsurance companies domiciled in Bermuda. At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that Bellemeade Re I Ltd., Bellemeade Re II Ltd. and Bellemeade 2017-1 Ltd. are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to the economic performance of Bellemeade Re I Ltd., Bellemeade Re II Ltd. and Bellemeade 2017-1 Ltd., the Company does not consolidate such companies in its consolidated financial statements.
The following table presents total assets of Bellemeade Re I Ltd., Bellemeade Re II Ltd. and Bellemeade 2017-1 Ltd., as well as the Company’s maximum exposure to loss associated with these VIEs as of March 31, 2018 and December 31, 2017:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
March 31, 2018
Bellemeade Re I Ltd.	$79,372	$360	$610	$970
Bellemeade Re II Ltd.	100,871	72	278	350
Bellemeade 2017-1 Ltd.	336,343	519	1,979	2,498
Total	$516,586	$951	$2,867	$3,818
December 31, 2017
Bellemeade Re I Ltd.	$92,390	$471	$832	$1,303
Bellemeade Re II Ltd.	135,201	20	527	547
Bellemeade 2017-1 Ltd.	347,139	391	1,867	2,258
Total	$574,730	$882	$3,226	$4,108
See note 16, “Subsequent Events.”

ARCH CAPITAL	13	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income	$166,384	$274,035
Amounts attributable to noncontrolling interests	(15,961)	(20,908)
Net income available to Arch	150,423	253,127
Preferred dividends	(10,437)	(11,218)
Loss on redemption of preferred shares	(2,710)	—
Net income available to Arch common shareholders	$137,276	$241,909

Denominator:
Weighted average common shares outstanding	131,370,263	121,272,107
Series D preferred shares (1)	4,476,313	12,762,820
Weighted average common shares and common share equivalents outstanding — basic	135,846,576	134,034,927
Effect of dilutive common share equivalents:
Nonvested restricted shares	719,859	1,646,555
Stock options (2)	2,731,499	3,366,190
Weighted average common shares and common share equivalents outstanding — diluted	139,297,934	139,047,672

Earnings per common share:
Basic	$1.01	$1.80
Diluted	$0.99	$1.74

(1)	Such shares are convertible non-voting common equivalent preferred shares issued in connection with the UGC acquisition. See Note 11.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2018 first quarter and 2017 first quarter, the number of stock options excluded were 1,056,262 and 263,475, respectively.

ARCH CAPITAL	14	2018 FIRST QUARTER FORM 10-Q

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
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the President and Chief Executive Officer of Arch Capital, and the Chief Financial Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
The mortgage segment includes the Company’s U.S. and international mortgage insurance and reinsurance operations as well as government sponsored enterprise (“GSE”) credit-risk sharing transactions. Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (combined “Arch MI U.S.”) are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE.
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

ARCH CAPITAL	15	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	March 31, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$823,378	$577,483	$321,178	$1,721,605	$213,870	$1,838,214
Premiums ceded	(247,180)	(195,730)	(46,137)	(488,613)	(34,318)	(425,670)
Net premiums written	576,198	381,753	275,041	1,232,992	179,552	1,412,544
Change in unearned premiums	(37,461)	(102,581)	5,201	(134,841)	(42,804)	(177,645)
Net premiums earned	538,737	279,172	280,242	1,098,151	136,748	1,234,899
Other underwriting income (loss)	—	1,232	3,416	4,648	701	5,349
Losses and loss adjustment expenses	(353,730)	(141,675)	(43,466)	(538,871)	(97,989)	(636,860)
Acquisition expenses	(85,169)	(48,319)	(26,567)	(160,055)	(31,321)	(191,376)
Other operating expenses	(91,974)	(35,571)	(38,771)	(166,316)	(8,699)	(175,015)
Underwriting income (loss)	$7,864	$54,839	$174,854	237,557	(560)	236,997

Net investment income				100,243	26,481	126,724
Net realized gains (losses)				(111,859)	861	(110,998)
Net impairment losses recognized in earnings				(162)	—	(162)
Equity in net income (loss) of investment funds accounted for using the equity method				28,069	—	28,069
Other income (loss)				74	—	74
Corporate expenses (2)				(14,482)	—	(14,482)
UGC transaction costs and other (2)				(830)	—	(830)
Amortization of intangible assets				(26,736)	—	(26,736)
Interest expense				(25,907)	(4,729)	(30,636)
Net foreign exchange gains (losses)				(15,039)	(4,682)	(19,721)
Income before income taxes				170,928	17,371	188,299
Income tax expense				(21,912)	(3)	(21,915)
Net income				149,016	17,368	166,384
Dividends attributable to redeemable noncontrolling interests				—	(4,585)	(4,585)
Amounts attributable to nonredeemable noncontrolling interests				—	(11,376)	(11,376)
Net income available to Arch				149,016	1,407	150,423
Preferred dividends				(10,437)	—	(10,437)
Loss on redemption of preferred shares				(2,710)	—	(2,710)
Net income available to Arch common shareholders				$135,869	$1,407	$137,276

Underwriting Ratios
Loss ratio	65.7%	50.7%	15.5%	49.1%	71.7%	51.6%
Acquisition expense ratio	15.8%	17.3%	9.5%	14.6%	22.9%	15.5%
Other operating expense ratio	17.1%	12.7%	13.8%	15.1%	6.4%	14.2%
Combined ratio	98.6%	80.7%	38.8%	78.8%	101.0%	81.3%

Goodwill and intangible assets	$21,664	$—	$596,690	$618,354	$7,650	$626,004

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

ARCH CAPITAL	16	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$782,281	$475,782	$348,623	$1,606,686	$154,120	$1,657,990
Premiums ceded	(234,095)	(166,092)	(73,925)	(474,112)	(10,434)	(381,730)
Net premiums written	548,186	309,690	274,698	1,132,574	143,686	1,276,260
Change in unearned premiums	(42,540)	(64,839)	(30,175)	(137,554)	(21,689)	(159,243)
Net premiums earned	505,646	244,851	244,523	995,020	121,997	1,117,017
Other underwriting income (loss)	—	(306)	4,123	3,817	816	4,633
Losses and loss adjustment expenses	(332,641)	(105,454)	(29,065)	(467,160)	(85,410)	(552,570)
Acquisition expenses	(74,868)	(46,147)	(28,766)	(149,781)	(32,508)	(182,289)
Other operating expenses	(88,126)	(37,533)	(41,870)	(167,529)	(7,190)	(174,719)
Underwriting income (loss)	$10,011	$55,411	$148,945	214,367	(2,295)	212,072

Net investment income				95,812	22,062	117,874
Net realized gains (losses)				28,512	5,641	34,153
Net impairment losses recognized in earnings				(1,807)	—	(1,807)
Equity in net income (loss) of investment funds accounted for using the equity method				48,088	—	48,088
Other income (loss)				(782)	—	(782)
Corporate expenses (2)				(12,208)	—	(12,208)
UGC transaction costs and other (2)				(15,584)	—	(15,584)
Amortization of intangible assets				(31,294)	—	(31,294)
Interest expense				(25,756)	(2,920)	(28,676)
Net foreign exchange gains (losses)				(19,845)	441	(19,404)
Income before income taxes				279,503	22,929	302,432
Income tax (expense) benefit				(28,397)	—	(28,397)
Net income				251,106	22,929	274,035
Dividends attributable to redeemable noncontrolling interests				—	(4,584)	(4,584)
Amounts attributable to nonredeemable noncontrolling interests				—	(16,324)	(16,324)
Net income available to Arch				251,106	2,021	253,127
Preferred dividends				(11,218)	—	(11,218)
Net income available to Arch common shareholders				$239,888	$2,021	$241,909

Underwriting Ratios
Loss ratio	65.8%	43.1%	11.9%	46.9%	70.0%	49.5%
Acquisition expense ratio	14.8%	18.8%	11.8%	15.1%	26.6%	16.3%
Other operating expense ratio	17.4%	15.3%	17.1%	16.8%	5.9%	15.6%
Combined ratio	98.0%	77.2%	40.8%	78.8%	102.5%	81.4%

Goodwill and intangible assets	$24,371	$773	$717,521	$742,665	$7,650	$750,315

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

ARCH CAPITAL	17	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended
	March 31,
	2018	2017
Reserve for losses and loss adjustment expenses at beginning of year	$11,383,792	$10,200,960
Unpaid losses and loss adjustment expenses recoverable	2,464,910	2,083,575
Net reserve for losses and loss adjustment expenses at beginning of year	8,918,882	8,117,385

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	687,885	635,776
Prior years	(51,025)	(83,206)
Total net incurred losses and loss adjustment expenses	636,860	552,570

Net foreign exchange losses	44,014	31,279

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(36,000)	(35,003)
Prior years	(514,541)	(464,540)
Total net paid losses and loss adjustment expenses	(550,541)	(499,543)

Net reserve for losses and loss adjustment expenses at end of period	9,049,215	8,201,691
Unpaid losses and loss adjustment expenses recoverable	2,446,990	2,095,130
Reserve for losses and loss adjustment expenses at end of period	$11,496,205	$10,296,821
Development on Prior Year Loss Reserves

2018 First Quarter

During the 2018 first quarter, the Company recorded net favorable development on prior year loss reserves of $51.0 million, which consisted of $36.5 million from the reinsurance segment, $2.1 million from the insurance segment, $13.0 million from the mortgage segment and adverse development of $0.6 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $36.5 million, or 13.1 points, for the 2018 first quarter consisted of $28.9 million from short-tailed lines and $7.6 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $21.1 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed and medium-tailed lines reflected reductions in marine reserves of $6.2 million, primarily from the 2011 accident year, and in casualty reserves of $1.1 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2009 underwriting years.

The insurance segment’s net favorable development of $2.1 million, or 0.4 points, for the 2018 first quarter consisted of $8.7 million of net favorable development in short-tailed lines and $3.0 million of net favorable development in long-tailed lines, partially offset by $9.6 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2017 accident year (i.e., the year in which a loss occurred) while net favorable development in long-tailed lines primarily resulted from reductions in casualty reserves of $3.9 million, primarily from the 2012 to 2014 accident years. Net adverse development in medium-tailed lines reflected $10.2 million of adverse development in program business, primarily driven by a few inactive programs that were non-renewed in 2015 and early in 2016.
The mortgage segment’s net favorable development was $13.0 million, or 4.6 points, for the 2018 first quarter. The 2018 first quarter development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business.

ARCH CAPITAL	18	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2017 First Quarter
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
The insurance segment’s net favorable development of $2.1 million, or 0.4 points, for the 2017 first quarter consisted of $7.0 million of net favorable development in long-tailed lines and $1.9 million of net favorable development in short-tailed lines, partially offset by $6.8 million of net adverse development in medium-tailed lines. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves from the 2008 to 2014 accident years. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2011 to 2016 accident years. Net adverse development in medium-tailed lines primarily resulted from an increase in programs, partially offset by favorable development of $7.5 million in other medium-tailed lines, primarily in professional liability and surety.
The mortgage segment’s net favorable development was $23.6 million, or 9.6 points, for the 2017 first quarter. The 2017 first quarter development was primarily driven by lower than expected claim rates on first lien business and subrogation recoveries on second lien business.

ARCH CAPITAL	19	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    Investment Information

At March 31, 2018, total investable assets of $22.28 billion included $19.79 billion held by the Company and $2.49 billion attributable to Watford Re.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
March 31, 2018
Fixed maturities (1):
Corporate bonds	$5,405,695	$12,379	$(95,220)	$5,488,536	$(73)
Mortgage backed securities	339,662	1,751	(5,054)	342,965	(15)
Municipal bonds	1,553,616	7,906	(24,106)	1,569,816	—
Commercial mortgage backed securities	561,543	1,106	(11,078)	571,515	—
U.S. government and government agencies	3,060,805	5,622	(20,734)	3,075,917	—
Non-U.S. government securities	1,656,859	44,821	(21,910)	1,633,948	—
Asset backed securities	2,121,126	3,891	(17,812)	2,135,047	—
Total	14,699,306	77,476	(195,914)	14,817,744	(88)
Equity securities (3)
Other investments	—	—	—	—	—
Short-term investments	967,389	1,851	(1,184)	966,722	—
Total	$15,666,695	$79,327	$(197,098)	$15,784,466	$(88)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$4,434,439	$30,943	$(32,340)	$4,435,836	$(73)
Mortgage backed securities	316,141	1,640	(2,561)	317,062	(15)
Municipal bonds	2,158,840	20,285	(12,308)	2,150,863	—
Commercial mortgage backed securities	545,817	2,131	(4,268)	547,954	—
U.S. government and government agencies	3,484,257	2,188	(28,769)	3,510,838	—
Non-U.S. government securities	1,612,754	48,764	(17,321)	1,581,311	—
Asset backed securities	1,780,143	5,147	(8,614)	1,783,610	—
Total	14,332,391	111,098	(106,181)	14,327,474	(88)
Equity securities	504,333	88,739	(5,583)	421,177	—
Other investments	264,989	66,946	(120)	198,163	—
Short-term investments	1,469,042	650	(563)	1,468,955	—
Total	$16,570,755	$267,433	$(112,447)	$16,415,769	$(88)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2018, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.3 million, compared to a net unrealized gain of $0.3 million at December 31, 2017.

(3)
Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments (see Note 2). As a result, equity securities are no longer accounted for as available for sale and are excluded from this table.

ARCH CAPITAL	20	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2018
Fixed maturities (1):
Corporate bonds	$4,504,553	$(85,531)	$262,846	$(9,689)	$4,767,399	$(95,220)
Mortgage backed securities	233,380	(5,025)	722	(29)	234,102	(5,054)
Municipal bonds	952,179	(18,804)	116,001	(5,302)	1,068,180	(24,106)
Commercial mortgage backed securities	375,841	(7,416)	57,015	(3,662)	432,856	(11,078)
U.S. government and government agencies	2,110,130	(19,330)	59,567	(1,404)	2,169,697	(20,734)
Non-U.S. government securities	1,351,254	(20,544)	87,172	(1,366)	1,438,426	(21,910)
Asset backed securities	1,457,917	(14,124)	165,038	(3,688)	1,622,955	(17,812)
Total	10,985,254	(170,774)	748,361	(25,140)	11,733,615	(195,914)
Equity securities (2)
Other investments	—	—	—	—	—	—
Short-term investments	218,597	(1,184)	—	—	218,597	(1,184)
Total	$11,203,851	$(171,958)	$748,361	$(25,140)	$11,952,212	$(197,098)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$2,320,716	$(25,411)	$279,082	$(6,929)	$2,599,798	$(32,340)
Mortgage backed securities	221,113	(1,715)	28,380	(846)	249,493	(2,561)
Municipal bonds	1,030,389	(8,438)	132,469	(3,870)	1,162,858	(12,308)
Commercial mortgage backed securities	225,164	(1,899)	57,291	(2,369)	282,455	(4,268)
U.S. government and government agencies	2,646,415	(26,501)	111,879	(2,268)	2,758,294	(28,769)
Non-U.S. government securities	1,218,514	(15,546)	93,530	(1,775)	1,312,044	(17,321)
Asset backed securities	1,111,246	(5,915)	209,207	(2,699)	1,320,453	(8,614)
Total	8,773,557	(85,425)	911,838	(20,756)	9,685,395	(106,181)
Equity securities	166,562	(5,583)	—	—	166,562	(5,583)
Other investments	15,025	(120)	—	—	15,025	(120)
Short-term investments	109,528	(563)	—	—	109,528	(563)
Total	$9,064,672	$(91,691)	$911,838	$(20,756)	$9,976,510	$(112,447)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments (see Note 2). As a result, equity securities are no longer accounted for as available for sale and are excluded from this table.

At March 31, 2018, on a lot level basis, approximately 5,450 security lots out of a total of approximately 7,500 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.1 million. At December 31, 2017, on a lot level basis, approximately 3,830 security lots out of a total of approximately 7,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.3 million.

ARCH CAPITAL	21	2018 FIRST QUARTER FORM 10-Q

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

	March 31, 2018		December 31, 2017
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$569,345	$567,333	$550,711	$548,771
Due after one year through five years	8,016,509	8,063,846	7,436,153	7,434,801
Due after five years through 10 years	2,817,417	2,865,124	3,369,635	3,369,750
Due after 10 years	273,704	271,914	333,791	325,526
	11,676,975	11,768,217	11,690,290	11,678,848
Mortgage backed securities	339,662	342,965	316,141	317,062
Commercial mortgage backed securities	561,543	571,515	545,817	547,954
Asset backed securities	2,121,126	2,135,047	1,780,143	1,783,610
Total (1)	$14,699,306	$14,817,744	$14,332,391	$14,327,474

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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short term investments. At March 31, 2018, the fair value of the cash collateral received on securities lending was $38.3 million and the fair value of security collateral received was $328.7 million. At December 31, 2017, the fair value of the cash collateral received on securities lending was $199.9 million, and the fair value of security collateral received was $276.7 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
March 31, 2018
U.S. government and government agencies	$213,300	$2,710	$105,349	$—	$321,359
Corporate bonds	37,828	—	—	—	37,828
Equity securities	7,847	—	—	—	7,847
Total	$258,975	$2,710	$105,349	$—	$367,034
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 9					$—
Amounts related to securities lending not included in offsetting disclosure in Note 9					$367,034

December 31, 2017
U.S. government and government agencies	$343,425	$20,309	$76,086	$—	$439,820
Corporate bonds	28,003	—	—	—	28,003
Equity securities	8,782	—	—	—	8,782
Total	$380,210	$20,309	$76,086	$—	$476,605
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 9					$—
Amounts related to securities lending not included in offsetting disclosure in Note 9					$476,605

ARCH CAPITAL	22	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	March 31, 2018	December 31, 2017
Available for sale securities:
Asian and emerging markets	$—	$135,140
Investment grade fixed income	—	53,878
Credit related funds	—	18,365
Other	—	57,606
Total available for sale (1)	—	264,989
Fair value option:
Term loan investments (par value: $1,178,470 and $1,223,453)	$1,160,675	$1,200,882
Mezzanine debt funds	234,078	252,160
Credit related funds	205,303	175,422
Investment grade fixed income	106,744	102,347
Asian and emerging markets	340,507	258,541
Other (2)	132,402	147,029
Total fair value option	2,179,709	2,136,381
Total	$2,179,709	$2,401,370

(1)
The Company reviewed the accounting treatment for three limited partnership investments which were accounted for as available for sale at December 31, 2017 and determined, based on reconsideration during the period of the Company’s percentage ownership, that the equity method of accounting was appropriate for such investments at March 31, 2018.

(2)	Includes fund investments with strategies in mortgage servicing rights, transportation, infrastructure assets and other.

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

Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	March 31, 2018	December 31, 2017
Fixed maturities	$1,553,870	$1,642,855
Other investments	2,179,709	2,136,381
Short-term investments	207,095	297,426
Equity securities	178,465	139,575
Investments accounted for using the fair value option	$4,119,139	$4,216,237
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	March 31, 2018	December 31, 2017
Investments accounted for using the equity method (1)	$1,210,325	$1,041,321
Investments accounted for using the fair value option (2)	157,556	130,471
Total	$1,367,881	$1,171,792

(1)	Aggregate unfunded commitments were $957.8 million at March 31, 2018, compared to $1.02 billion at December 31, 2017.

(2)	Aggregate unfunded commitments were $107.2 million at March 31, 2018, compared to $100.4 million at December 31, 2017.

ARCH CAPITAL	23	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
The components of net investment income were derived from the following sources:

	March 31,
	2018	2017
Three Months Ended
Fixed maturities	$107,887	$94,393
Equity securities	2,568	2,643
Short-term investments	4,860	1,759
Other (1)	37,374	39,580
Gross investment income	152,689	138,375
Investment expenses	(25,965)	(20,501)
Net investment income	$126,724	$117,874

(1)	Includes income distributions from investment funds, term loan investments and other items.
Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding other than-temporary impairment provision.

	March 31,
	2018	2017
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$14,965	$69,175
Gross losses on investment sales	(82,551)	(61,362)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(17,551)	20,541
Other investments	(6,374)	17,248
Equity securities	6,668	3,545
Short-term investments	(151)	4
Equity securities (1)	(12,951)	—
Derivative instruments (2)	(3,963)	(9,181)
Other (3)	(9,090)	(5,817)
Net realized gains (losses)	$(110,998)	$34,153

(1)
Pursuant to new accounting guidance (see Note 2), changes in fair value on equity securities are recorded through net income effective for the 2018 first quarter. Such amount included $7.6 million of net unrealized losses on equity instruments still held as of March 31, 2018.

(2)	See Note 9 for information on the Company’s derivative instruments.

(3)	Includes the re-measurement of contingent consideration liability amounts.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $28.1 million of equity in net income related to investment funds accounted for using the equity method in the 2018 first quarter, compared to $48.1 million for the 2017 first quarter. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.
The following table details the net impairment losses recognized in earnings by asset class:

	March 31,
	2018	2017
Three Months Ended
Fixed maturities:
Mortgage backed securities	$(42)	$(1,319)
Corporate bonds	(120)	(1)
Non-U.S. government securities	—	(198)
Total	(162)	(1,518)
Equity securities	—	(186)
Other investments	—	(103)
Net impairment losses recognized in earnings	$(162)	$(1,807)

Net impairment losses recognized in earnings in the 2018 first quarter were primarily related to foreign currency fluctuations on one corporate bond.
The Company believes that the $0.1 million of OTTI included in accumulated other comprehensive income at March 31, 2018 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At March 31, 2018, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.
The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	March 31,
	2018	2017
Three Months Ended
Balance at start of period	$767	$13,138
Credit loss impairments recognized on securities not previously impaired	—	—
Credit loss impairments recognized on securities previously impaired	—	23
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	—	(624)
Balance at end of period	$767	$12,537

ARCH CAPITAL	24	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its insurance and reinsurance operations. The Company’s insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 16, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2017 Form 10-K.
The following table details the value of the Company’s restricted assets:

	March 31, 2018	December 31, 2017
Assets used for collateral or guarantees:
Affiliated transactions	$4,717,146	$4,323,726
Third party agreements	1,517,580	1,674,304
Deposits with U.S. regulatory authorities	706,316	616,987
Deposits with non-U.S. regulatory authorities	56,171	55,895
Total restricted assets	$6,997,213	$6,670,912
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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at March 31, 2018.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $20.50 billion of financial assets and

ARCH CAPITAL	25	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

liabilities measured at fair value at March 31, 2018, approximately $207.9 million, or 1.0%, were priced using non-binding broker-dealer quotes. Of the $20.92 billion of financial assets and liabilities measured at fair value at December 31, 2017, approximately $181.5 million, or 0.9%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	26	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ARCH CAPITAL	27	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at March 31, 2018:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$5,405,695	$—	$5,396,543	$9,152
Mortgage backed securities	339,662	—	339,294	368
Municipal bonds	1,553,616	—	1,553,616	—
Commercial mortgage backed securities	561,543	—	561,498	45
U.S. government and government agencies	3,060,805	2,999,218	61,587	—
Non-U.S. government securities	1,656,859	—	1,656,859	—
Asset backed securities	2,121,126	—	2,116,126	5,000
Total	14,699,306	2,999,218	11,685,523	14,565

Short-term investments	967,389	866,985	100,404	—

Equity securities, at fair value	551,437	548,279	3,158	—

Derivative instruments (4)	14,649	—	14,649	—

Fair value option:
Corporate bonds	1,058,042	—	1,046,170	11,872
Non-U.S. government bonds	174,954	—	174,954	—
Mortgage backed securities	18,373	—	18,373	—
Municipal bonds	13,355	—	13,355	—
Commercial mortgage backed securities	1,435	—	1,435	—
Asset backed securities	152,905	—	152,905	—
U.S. government and government agencies	134,806	134,536	270	—
Short-term investments	207,095	17,742	189,353	—
Equity securities	178,465	81,706	96,759	—
Other investments	1,158,368	65,857	1,034,059	58,452
Other investments measured at net asset value (2)	1,021,341
Total	4,119,139	299,841	2,727,633	70,324

Total assets measured at fair value	$20,351,920	$4,714,323	$14,531,367	$84,889

Liabilities measured at fair value:
Contingent consideration liabilities	$(62,449)	$—	$—	$(62,449)
Securities sold but not yet purchased (3)	(63,110)	—	(63,110)	—
Derivative instruments (4)	(26,726)	—	(26,726)	—
Total liabilities measured at fair value	$(152,285)	$—	$(89,836)	$(62,449)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 9, “Derivative Instruments.”

ARCH CAPITAL	28	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2017:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$4,434,439	$—	$4,424,979	$9,460
Mortgage backed securities	316,141	—	315,754	387
Municipal bonds	2,158,840	—	2,158,840	—
Commercial mortgage backed securities	545,817	—	545,277	540
U.S. government and government agencies	3,484,257	3,408,902	75,355	—
Non-U.S. government securities	1,612,754	—	1,612,754	—
Asset backed securities	1,780,143	—	1,775,143	5,000
Total	14,332,391	3,408,902	10,908,102	15,387

Equity securities	504,333	498,182	6,151	—

Short-term investments	1,469,042	1,420,732	48,310	—

Other investments	76,427	74,611	1,816	—
Other investments measured at net asset value (2)	188,562
Total other investments	264,989	74,611	1,816	—

Derivative instruments (4)	15,747	—	15,747	—

Fair value option:
Corporate bonds	1,068,725	—	1,056,508	12,217
Non-U.S. government bonds	195,788	—	195,788	—
Mortgage backed securities	20,491	—	20,491	—
Municipal bonds	15,210	—	15,210	—
Commercial mortgage backed securities	11,997	—	11,997	—
Asset backed securities	99,354	—	99,354	—
U.S. government and government agencies	231,290	231,019	271	—
Short-term investments	297,426	40,166	257,260	—
Equity securities	139,575	67,440	72,135	—
Other investments	1,128,094	82,291	986,636	59,167
Other investments measured at net asset value (2)	1,008,287
Total	4,216,237	420,916	2,715,650	71,384

Total assets measured at fair value	$20,802,739	$5,823,343	$13,695,776	$86,771

Liabilities measured at fair value:
Contingent consideration liabilities	$(60,996)	$—	$—	$(60,996)
Securities sold but not yet purchased (3)	(34,375)	—	(34,375)	—
Derivative instruments (4)	(20,464)	—	(20,464)	—
Total liabilities measured at fair value	$(115,835)	$—	$(54,839)	$(60,996)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 9, “Derivative Instruments.”

ARCH CAPITAL	29	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets					Liabilities
s	Available For Sale		Fair Value Option
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Total	Contingent Consideration Liabilities
Three Months Ended March 31, 2018
Balance at beginning of period	$5,927	$9,460	$12,217	$59,167	$86,771	$(60,996)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	1	—	12	17	30	(1,453)
Included in other comprehensive income	(4)	148	(87)	(732)	(675)	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(511)	(456)	(270)	—	(1,237)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$5,413	$9,152	$11,872	$58,452	$84,889	$(62,449)

Three Months Ended March 31, 2017
Balance at beginning of period	$11,289	$18,344	$—	$25,000	$54,633	$(122,350)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	707	257	—	—	964	(3,646)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,359)	—	—	—	(1,359)	452
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$10,637	$18,601	$—	$25,000	$54,238	$(125,544)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2018, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.96 billion. At December 31, 2017, Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $2.04 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.

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

ARCH CAPITAL	30	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company purchases TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy.
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
March 31, 2018
Futures contracts (2)	$1,929	$(6,291)	$1,209,668
Foreign currency forward contracts (2)	4,598	(11,383)	1,489,627
Other (2)	8,122	(9,052)	1,934,144
Total	$14,649	$(26,726)

December 31, 2017
Futures contracts (2)	$3,371	$(1,542)	$1,452,497
Foreign currency forward contracts (2)	4,478	(4,381)	686,941
TBAs (3)	27,184	—	27,066
Other (2)	7,898	(14,541)	1,457,345
Total	$42,931	$(20,464)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2018 or December 31, 2017.
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
At March 31, 2018, asset derivatives and liability derivatives of $12.1 million and $25.8 million, respectively, were subject to a master netting agreement, compared to $40.6 million and $19.6 million, respectively, at December 31, 2017. The remaining derivatives included in the preceding table were not subject to a master netting agreement.
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	March 31,
hedging instruments:	2018	2017

Three Months Ended
Net realized gains (losses):
Futures contracts	$5,030	$7,720
Foreign currency forward contracts	(5,924)	(11,766)
TBAs	(97)	(65)
Other	(2,972)	(5,070)
Total	$(3,963)	$(9,181)

10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.63 billion at March 31, 2018, compared to $1.70 billion at December 31, 2017.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $7.9 million for the three months ended March 31, 2018, compared to $5.8 million for the 2017 period.
11.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased approximately 125.3 million common shares for an aggregate purchase price of $3.69 billion. For the three months ended March 31, 2018, Arch Capital repurchased 39,405 shares under the share repurchase program with an aggregate purchase price of $3.3 million. Arch Capital did not repurchase any shares under the share repurchase program during the three months ended March 31, 2017. At March 31, 2018, $443.2 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the

ARCH CAPITAL	31	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. See note 16, “Subsequent Events.”
Conversion of Convertible Non-Voting Common Equivalent Preferred Shares
In March 2018, Arch Capital completed an underwritten public secondary offering of 5,674,200 common shares by AIG following transfer of 567,420 Series D convertible non-voting common equivalent preferred shares (“Series D Preferred Shares”). Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At March 31, 2018, no Series D Preferred Shares were outstanding.

Series C Preferred Shares
On January 2, 2018, Arch Capital redeemed all outstanding 6.75% Series C non-cumulative preferred shares. The preferred shares were redeemed at a redemption price equal to $25 per share, plus all declared and unpaid dividends to (but excluding) the redemption date. In accordance with GAAP, following the redemption, original issuance costs related to such shares have been removed from additional paid-in capital and recorded as a “loss on redemption of preferred shares.” Such adjustment had no impact on total shareholders’ equity or cash flows.
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended
Details About	Line Item That Includes	March 31,
AOCI Components	Reclassification	2018	2017

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$(67,586)	$7,813
	Other-than-temporary impairment losses	(162)	(1,807)
	Total before tax	(67,748)	6,006
	Income tax (expense) benefit	5,287	(962)
	Net of tax	$(62,461)	$5,044

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended March 31, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(189,943)	$(23,266)	$(166,677)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(67,748)	(5,287)	(62,461)
Foreign currency translation adjustments	1,432	150	1,282
Other comprehensive income (loss)	$(120,763)	$(17,829)	$(102,934)

Three Months Ended March 31, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$111,472	$10,680	$100,792
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	6,006	962	5,044
Foreign currency translation adjustments	3,165	41	3,124
Other comprehensive income (loss)	$108,631	$9,759	$98,872

ARCH CAPITAL	32	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.     Guarantor Financial Information

The following tables present condensed financial information for Arch Capital, Arch-U.S., a 100% owned subsidiary of Arch Capital, and Arch Capital’s other subsidiaries.

	March 31, 2018
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$3,694	$71,440	$21,680,276	$(14,700)	$21,740,710
Cash	7,109	79,577	594,205	—	680,891
Investments in subsidiaries	9,439,099	4,093,247	—	(13,532,346)	—
Due from subsidiaries and affiliates	1,275	1,274	1,869,654	(1,872,203)	—
Premiums receivable	—	—	1,933,663	(558,583)	1,375,080
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,471,116	(5,960,997)	2,510,119
Contractholder receivables	—	—	2,002,469	—	2,002,469
Ceded unearned premiums	—	—	1,826,395	(829,623)	996,772
Deferred acquisition costs	—	—	669,631	(73,367)	596,264
Goodwill and intangible assets	—	—	626,004	—	626,004
Other assets	13,262	37,825	5,867,259	(4,314,700)	1,603,646
Total assets	$9,464,439	$4,283,363	$45,540,672	$(27,156,519)	$32,131,955

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,193,367	$(5,697,162)	$11,496,205
Unearned premiums	—	—	4,714,920	(829,623)	3,885,297
Reinsurance balances payable	—	—	938,310	(558,582)	379,728
Contractholder payables	—	—	2,002,469	—	2,002,469
Collateral held for insured obligations	—	—	253,709		253,709
Senior notes	297,076	494,646	941,321	—	1,733,043
Revolving credit agreement borrowings	—	—	755,294	—	755,294
Due to subsidiaries and affiliates	1,344	542,045	1,328,814	(1,872,203)	—
Other liabilities	15,647	72,052	5,979,919	(4,651,905)	1,415,713
Total liabilities	314,067	1,108,743	34,108,123	(13,609,475)	21,921,458

Redeemable noncontrolling interests	—	—	220,713	(14,700)	206,013

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,150,372	3,174,620	10,357,724	(13,532,344)	9,150,372
Non-redeemable noncontrolling interests	—	—	854,112	—	854,112
Total shareholders’ equity	9,150,372	3,174,620	11,211,836	(13,532,344)	10,004,484

Total liabilities, noncontrolling interests and shareholders’ equity	$9,464,439	$4,283,363	$45,540,672	$(27,156,519)	$32,131,955

ARCH CAPITAL	33	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$96,540	$46,281	$21,711,891	$(14,700)	$21,840,012
Cash	9,997	30,380	565,822	—	606,199
Investments in subsidiaries	9,396,621	4,097,765	—	(13,494,386)	—
Due from subsidiaries and affiliates	394	—	1,828,864	(1,829,258)	—
Premiums receivable	—	—	2,967,701	(1,832,452)	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,442,192	(5,902,049)	2,540,143
Contractholder receivables	—	—	1,978,414	—	1,978,414
Ceded unearned premiums	—	—	2,165,789	(1,239,178)	926,611
Deferred acquisition costs	—	—	693,053	(157,229)	535,824
Goodwill and intangible assets	—	—	652,611	—	652,611
Other assets	13,176	49,585	1,860,505	(86,671)	1,836,595
Total assets	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,236,401	$(5,852,609)	$11,383,792
Unearned premiums	—	—	4,861,491	(1,239,177)	3,622,314
Reinsurance balances payable	—	—	2,155,947	(1,832,451)	323,496
Contractholder payables	—	—	1,978,414	—	1,978,414
Collateral held for insured obligations	—	—	240,183	—	240,183
Senior notes	297,053	494,621	941,210	—	1,732,884
Revolving credit agreement borrowings	—	—	816,132	—	816,132
Due to subsidiaries and affiliates	235	536,919	1,292,104	(1,829,258)	—
Other liabilities	22,838	29,317	1,949,696	(293,343)	1,708,508
Total liabilities	320,126	1,060,857	31,471,578	(11,046,838)	21,805,723

Redeemable noncontrolling interests	—	—	220,622	(14,700)	205,922

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,196,602	3,163,154	10,331,231	(13,494,385)	9,196,602
Non-redeemable noncontrolling interests	—	—	843,411	—	843,411
Total shareholders’ equity	9,196,602	3,163,154	11,174,642	(13,494,385)	10,040,013

Total liabilities, noncontrolling interests and shareholders’ equity	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

ARCH CAPITAL	34	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,234,899	$—	$1,234,899
Net investment income	20	258	148,767	(22,321)	126,724
Net realized gains (losses)	29	(7)	(111,020)	—	(110,998)
Net impairment losses recognized in earnings	—	—	(162)	—	(162)
Other underwriting income	—	—	5,349	—	5,349
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	28,069	—	28,069
Other income (loss)	(78)	—	152	—	74
Total revenues	(29)	251	1,306,054	(22,321)	1,283,955

Expenses
Losses and loss adjustment expenses	—	—	636,860	—	636,860
Acquisition expenses	—	—	191,376	—	191,376
Other operating expenses	—	—	175,015	—	175,015
Corporate expenses	16,169	289	(1,146)	—	15,312
Amortization of intangible assets	—	—	26,736	—	26,736
Interest expense	5,536	11,926	35,172	(21,998)	30,636
Net foreign exchange (gains) losses	29	—	16,436	3,256	19,721
Total expenses	21,734	12,215	1,080,449	(18,742)	1,095,656

Income (loss) before income taxes	(21,763)	(11,964)	225,605	(3,579)	188,299
Income tax (expense) benefit	—	2,951	(24,866)	—	(21,915)
Income (loss) before equity in net income of subsidiaries	(21,763)	(9,013)	200,739	(3,579)	166,384
Equity in net income of subsidiaries	172,186	86,420	—	(258,606)	—
Net income	150,423	77,407	200,739	(262,185)	166,384
Net (income) loss attributable to noncontrolling interests	—	—	(16,284)	323	(15,961)
Net income available to Arch	150,423	77,407	184,455	(261,862)	150,423
Preferred dividends	(10,437)	—	—	—	(10,437)
Loss on redemption of preferred shares	(2,710)	—	—	—	(2,710)
Net income available to Arch common shareholders	$137,276	$77,407	$184,455	$(261,862)	$137,276

Comprehensive income available to Arch	$48,162	$6,537	$79,081	$(85,618)	$48,162

ARCH CAPITAL	35	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,117,017	$—	$1,117,017
Net investment income	5	816	137,981	(20,928)	117,874
Net realized gains (losses)	—	—	34,153	—	34,153
Net impairment losses recognized in earnings	—	—	(1,807)	—	(1,807)
Other underwriting income	—	—	4,633	—	4,633
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	48,088	—	48,088
Other income (loss)	171	—	(953)	—	(782)
Total revenues	176	816	1,339,112	(20,928)	1,319,176

Expenses
Losses and loss adjustment expenses	—	—	552,570	—	552,570
Acquisition expenses	—	—	182,289	—	182,289
Other operating expenses	—	—	174,719	—	174,719
Corporate expenses	17,247	2,008	8,537	—	27,792
Amortization of intangible assets	—	—	31,294	—	31,294
Interest expense	6,015	11,930	31,336	(20,605)	28,676
Net foreign exchange (gains) losses	—	—	15,348	4,056	19,404
Total expenses	23,262	13,938	996,093	(16,549)	1,016,744

Income (loss) before income taxes	(23,086)	(13,122)	343,019	(4,379)	302,432
Income tax (expense) benefit	—	4,873	(33,270)	—	(28,397)
Income (loss) before equity in net income of subsidiaries	(23,086)	(8,249)	309,749	(4,379)	274,035
Equity in net income of subsidiaries	276,213	77,373	—	(353,586)	—
Net income	253,127	69,124	309,749	(357,965)	274,035
Net (income) loss attributable to noncontrolling interests	—	—	(21,231)	323	(20,908)
Net income available to Arch	253,127	69,124	288,518	(357,642)	253,127
Preferred dividends	(11,218)	—	—	—	(11,218)
Net income available to Arch common shareholders	$241,909	$69,124	$288,518	$(357,642)	$241,909

Comprehensive income available to Arch	$351,991	$87,781	$224,173	$(311,954)	$351,991

ARCH CAPITAL	36	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2018
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$13,315	$74,248	$419,956	$(107,339)	$400,180
Investing Activities
Purchases of fixed maturity investments	—	(26,501)	(10,050,206)	395,440	(9,681,267)
Purchases of equity securities	—	—	(377,000)	—	(377,000)
Purchases of other investments	—	—	(522,454)	—	(522,454)
Proceeds from the sales of fixed maturity investments	—	16,997	9,057,590	(395,440)	8,679,147
Proceeds from the sales of equity securities	—	—	291,311	—	291,311
Proceeds from the sales, redemptions and maturities of other investments	—	—	436,566	—	436,566
Proceeds from redemptions and maturities of fixed maturity investments	—	—	287,031	—	287,031
Net settlements of derivative instruments	—	—	36,070	—	36,070
Net (purchases) sales of short-term investments	92,885	(15,547)	517,980	—	595,318
Change in cash collateral related to securities lending	—	—	161,567	—	161,567
Contributions to subsidiaries	—	—	(2,970)	2,970	—
Purchases of fixed assets	(13)	—	(4,227)	—	(4,240)
Other	—	—	40,037	—	40,037
Net Cash Provided By (Used For) Investing Activities	92,872	(25,051)	(128,705)	2,970	(57,914)
Financing Activities
Redemption of preferred shares	(92,555)	—	—	—	(92,555)
Purchases of common shares under share repurchase program	(3,299)	—	—	—	(3,299)
Proceeds from common shares issued, net	(2,779)	—	2,970	(2,970)	(2,779)
Proceeds from borrowings	—	—	39,585	—	39,585
Repayments of borrowings	—	—	(101,000)	—	(101,000)
Change in cash collateral related to securities lending	—	—	(161,567)	—	(161,567)
Dividends paid to redeemable noncontrolling interests	—	—	(4,816)	319	(4,497)
Dividends paid to parent (1)	—	—	(107,020)	107,020	—
Other	—	—	(2,356)	—	(2,356)
Preferred dividends paid	(10,437)	—	—	—	(10,437)
Net Cash Provided By (Used For) Financing Activities	(109,070)	—	(334,204)	104,369	(338,905)
Effects of exchange rates changes on foreign currency cash and restricted cash	(4)	—	1,615	—	1,611
Increase (decrease) in cash and restricted cash	(2,887)	49,197	(41,338)	—	4,972
Cash and restricted cash, beginning of year	10,052	30,380	686,852	—	727,284
Cash and restricted cash, end of period	$7,165	$79,577	$645,514	$—	$732,256
(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	37	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2017
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$701	$(3,257)	$239,628	$(53,414)	$183,658
Investing Activities
Purchases of fixed maturity investments	—	—	(10,476,918)	—	(10,476,918)
Purchases of equity securities	—	—	(143,833)	—	(143,833)
Purchases of other investments	—	—	(427,039)	—	(427,039)
Proceeds from the sales of fixed maturity investments	—	—	10,386,746	—	10,386,746
Proceeds from the sales of equity securities	—	—	253,347	—	253,347
Proceeds from the sales, redemptions and maturities of other investments	—	—	317,518	—	317,518
Proceeds from redemptions and maturities of fixed maturity investments	—	—	174,718	—	174,718
Net settlements of derivative instruments	—	—	(3,921)	—	(3,921)
Net (purchases) sales of short-term investments	2,356	(43)	(400,164)	—	(397,851)
Change in cash collateral related to securities lending	—	—	180,946	—	180,946
Contributions to subsidiaries	—	(25,900)	(60,050)	85,950	—
Purchases of fixed assets	—	(10)	(5,184)	—	(5,194)
Other	20,641	—	23,068	(20,641)	23,068
Net Cash Provided By (Used For) Investing Activities	22,997	(25,953)	(180,766)	65,309	(118,413)
Financing Activities
Proceeds from common shares issued, net	(3,990)	—	85,950	(85,950)	(3,990)
Repayments of borrowings	—	—	(22,000)	—	(22,000)
Change in cash collateral related to securities lending	—	—	(180,946)	—	(180,946)
Dividends paid to redeemable noncontrolling interests	—	—	(4,816)	319	(4,497)
Dividends paid to parent (1)	—	—	(53,095)	53,095	—
Other	—	—	(25,659)	20,641	(5,018)
Preferred dividends paid	(11,218)	—	—	—	(11,218)
Net Cash Provided By (Used For) Financing Activities	(15,208)	—	(200,566)	(11,895)	(227,669)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	2,618	—	2,618
Increase (decrease) in cash and restricted cash	8,490	(29,210)	(139,086)	—	(159,806)
Cash and restricted cash, beginning of year	1,738	71,955	895,876	—	969,569
Cash and restricted cash, end of period	$10,228	$42,745	$756,790	$—	$809,763

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	38	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an expense of 11.6% for the three months ended March 31, 2018, compared to an expense of 9.4% for the 2017 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2018 by treating any excess tax benefits that arise from the accounting for stock based compensation as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at the U.S. Federal statutory rate of 21% after applying the projected full year effective tax rate to actual three-month results before the discrete item. The impact of the discrete item resulted in a benefit of 0.7% for the three months ended March 31, 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Cuts Act”). Pursuant to the guidance within SAB 118, the Company’s remeasurement of its deferred taxes at December 31, 2017 included certain provisional effects associated with enactment of the Tax Cuts Act for which measurement could be reasonably estimated. Provisional amounts may be adjusted in 2018 during the measurement period in accordance with SAB 118 when additional information is obtained. Additional information that may affect the provisional amounts would include, completion of the Company’s U.S. subsidiaries’ 2017 tax return filings, and potential future guidance from the IRS with respect to the transitional adjustment pertaining to loss reserve discounting as well as the utilization of alternative minimum tax credits. The Company’s income tax provision for the three months ended March 31, 2018 does not include any adjustments to the provisional effects recorded at December 31, 2017.

The Company had a net deferred tax asset of $28.1 million at March 31, 2018, compared to $39.6 million at December 31, 2017. In addition, the Company recovered $49.9 million and paid $0.7 million of income taxes for the three months ended March 31, 2018 and 2017, respectively.

15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2018, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Subsequent Events

Bellemeade 2018-1
In April 2018, the Company’s first-lien U.S. mortgage insurance subsidiaries entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2018-1 Ltd. (“Bellemeade 2018-1”), a special purpose reinsurance company domiciled in Bermuda. The Bellemeade 2018-1 agreement provides for up to $374.5 million of aggregate excess of loss reinsurance coverage at inception in excess of $168.5 million of aggregate losses for new delinquencies on a portfolio of in-force policies primarily issued from July through December of 2017. The coverage amount decreases over a ten-year period as the underlying covered mortgages amortize.
Bellemeade 2018-1 financed the coverage through the issuance of mortgage insurance-linked notes in an aggregate amount of approximately $374.5 million to unrelated investors (the “Notes”). The maturity date of the Notes is April 25, 2028. The Notes will be redeemed prior to maturity upon the occurrence of a mandatory termination event or if the ceding insurers trigger a termination of the reinsurance agreement following the occurrence of an optional termination event. All of the proceeds paid to Bellemeade 2018-1 from the sale of the Notes were deposited into a reinsurance trust as security for Bellemeade 2018-1’s obligations. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.
Three-For-One Common Share Split
On February 28, 2018, the board of directors of Arch Capital approved a three-for-one split on Arch Capital’s common shares. The share split was subject to the approval by shareholders of a proposal to amend the memorandum of association by sub-dividing the authorized common shares of Arch Capital to effect a three-for-one split of Arch Capital’s common shares. At the 2018 Annual Meeting of Shareholders, shareholders approved the proposed amendment. Such amendment will become effective on June 18, 2018, which will become the record date for the determination of the owners of common shares entitled to additional common shares and the distribution date for such additional common shares will be on or about June 20, 2018. At that time, each record date

ARCH CAPITAL	39	2018 FIRST QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shareholder will become the record owner of, and entitled to receive two additional common shares for each common share then owned of record by such shareholder. Shareholders will receive information about the additional common shares to which they are entitled on or around the distribution date.
The share split will change the Company’s authorized common shares from the current 600 million common shares, U.S. $.0033 par value, to 1.8 billion common shares, U.S. $.0011 par value. Information pertaining to the composition of the Company’s shareholders’ equity accounts, shares and earnings per share has not been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect the share split.
Information presented on an unaudited pro forma basis, reflecting the impact of the share split for the 2018 first quarter and 2017 first quarter, is as follows:

	Three Months Ended
	March 31,
	2018	2017
Net income available to Arch common shareholders	$137,276	$241,909

Net income per common share and common share equivalent data:
As reported:
Basic	$1.01	$1.80
Diluted	$0.99	$1.74

Pro forma:
Basic	$0.34	$0.60
Diluted	$0.33	$0.58

Weighted average common shares and common share equivalents outstanding
As reported:
Basic	135,846,576	134,034,927
Diluted	139,297,934	139,047,672

Pro forma:
Basic	407,539,728	402,104,781
Diluted	417,893,802	417,143,016
Share Repurchases
From April 1, 2018 to May 9, 2018, Arch Capital repurchased 1,379,080 shares under the share repurchase program with an aggregate purchase price of $110.5 million. At May 9, 2018, approximately $332.7 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

ARCH CAPITAL	40	2018 FIRST QUARTER FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with our consolidated financial statements included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). In addition, readers should review “Risk Factors” set forth in Item 1A of Part I of our 2017 Form 10-K. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $11.26 billion in capital at March 31, 2018 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
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
The broad property casualty insurance market environment continues to be competitive in our business, consistent with our view in prior quarters, reflecting slight deterioration in rates across certain sectors. As in prior quarters, this has led to flat or lower writings in certain property casualty lines in the 2018 first quarter. However, with the continued low interest rate environment, additional price increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts and by utilizing reinsurance purchases to reduce volatility on large account, high capacity business.
Our mortgage segment continues to experience favorable market conditions, albeit with increased pressure on pricing. The mortgage segment includes our U.S. primary mortgage insurance operations, international mortgage insurance and reinsurance operations as well as government sponsored enterprise (“GSE”) credit-risk sharing transactions.

Arch remains committed to providing solutions across many offerings as the marketplace evolves. As such, in March 2018, we announced that we, through a new U.S. subsidiary and in conjunction with Federal Home Loan Mortgage Corporation (“Freddie Mac”), are piloting a new mortgage credit risk transfer program, deemed “IMAGIN” (Integrated Mortgage Insurance), to attract a diversified and robust capital base to the U.S. housing market, in a highly efficient structure, that will support market stability through economic cycles. In addition, in April 2018, we announced that we have entered into a multi-year agreement with Munich Re to provide mortgage credit assessment and underwriting advisory services related to Munich Re’s involvement in credit risk transfer programs offered by Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, each a GSE.
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
Book value per share was $61.24 at March 31, 2018, compared to $60.91 at December 31, 2017 and $57.69 at March 31, 2017. The 0.5% increase for the 2018 first quarter reflected strong underwriting results, partially offset by the impact of an increase in interest rates on our fixed income securities in the period, while the 6.2% increase over the trailing twelve months reflected strong investment and underwriting results.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income

ARCH CAPITAL	41	2018 FIRST QUARTER FORM 10-Q

available to Arch common shareholders, a non-GAAP financial measure as defined in Regulation G, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other, loss on redemption of preferred shares and income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders. See “Comment on Non-GAAP Financial Measures.”
Our Operating ROAE was 11.3% for the 2018 first quarter, compared to 10.3% for the 2017 first quarter. The 2018 first quarter reflected strong mortgage insurance underwriting performance and a low level of catastrophic activity.
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

	Arch Portfolio	Benchmark Return
2018 First Quarter	(0.32)%	(0.68)%
2017 First Quarter	1.70%	1.49%
Excluding the effects of foreign exchange, total return was (0.40)% for the 2018 first quarter, reflecting an increase in interest rates in the 2018 first quarter. Total return for the 2018 first quarter reflected the weakening of the U.S. Dollar against the Euro and British Pound Sterling on non-U.S. Dollar denominated investments.

The benchmark return index included weightings to the following indices, which are primarily from The Bank of America Merrill Lynch (“BoAML”):

%
BoAML 1-10 Year U.S. Corporate & All Yankees, A - AAA Rated Index	20.00%
BoAML 1-5 Year U.S. Treasury Index	15.00
BoAML 1-10 Year U.S. Municipal Securities Index	14.50
BoAML 3-5 Year Fixed Rate Asset Backed Securities Index	7.00
Barclays CMBS Inv. Grade, AAA Rated Index	5.00
MSCI All Country World Gross Total Return Index	5.00
BoAML German Government 1-10 Year Index	5.00
BoAML U.S. Mortgage Backed Securities Index	4.00
Hedge Fund Research HFRX Fixed Income Credit Index	3.50
Hedge Fund Research HFRX Equal Weighted Strategies	3.50
BoAML 5-10 Year U.S. Treasury Index	3.00
BoAML 1-5 Year U.K. Gilt Index	3.00
BoAML U.S. High Yield Constrained Index	2.50
BoAML 1-5 Year Australian Governments Index	2.50
S&P Leveraged Loan Index	2.50
BoAML 0-3 Month U.S. Treasury Bill Index	2.00
BoAML 1-5 Year Canada Government Index	1.50
BoAML 20+ Year Canada Government Index	0.50
Total	100.00%
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At March 31, 2018, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.17 years.

ARCH CAPITAL	42	2018 FIRST QUARTER FORM 10-Q

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
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. UGC transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to the acquisition of United Guaranty Corporation, a North Carolina corporation (“UGC”) which closed at the end of 2016. We believe that UGC transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of our Series C preferred shares in January 2018 and had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders.
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

ARCH CAPITAL	43	2018 FIRST QUARTER FORM 10-Q

when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis and a subtotal before the contribution from the ‘other’ segment, in accordance with Regulation G, is shown in Note 5, “Segment Information” to our consolidated financial statements.

We measure segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangibles and, accordingly, investment income and other non-underwriting related items are not allocated to each underwriting segment. For the ‘other’ segment, performance is measured based on net income or loss.

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

	Three Months Ended
	March 31,
	2018	2017
Net income available to Arch common shareholders	$137,276	$241,909
Net realized (gains) losses	111,764	(29,134)
Net impairment losses recognized in earnings	162	1,807
Equity in net (income) loss of investment funds accounted for using the equity method	(28,069)	(48,088)
Net foreign exchange (gains) losses	15,556	19,796
UGC transaction costs and other	830	15,584
Loss on redemption of preferred shares	2,710	—
Income tax expense (benefit) (1)	(5,086)	(3,909)
After-tax operating income available to Arch common shareholders	$235,143	$197,965

Beginning common shareholders’ equity	$8,324,047	$7,481,163
Ending common shareholders’ equity	8,370,372	7,833,289
Average common shareholders’ equity	$8,347,210	$7,657,226

Annualized return on average common equity %	6.6	12.6
Annualized operating return on average common equity %	11.3	10.3

(1)
Income tax on net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	44	2018 FIRST QUARTER FORM 10-Q

Segment Information
We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — corporate (non-underwriting) and ‘other.’ Our insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers, the President and Chief Executive Officer of Arch Capital and the Chief Financial Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following table sets forth our insurance segment’s underwriting results:

	Three Months Ended March 31,
	2018	2017	% Change
Gross premiums written	$823,378	$782,281	5.3
Premiums ceded	(247,180)	(234,095)
Net premiums written	576,198	548,186	5.1
Change in unearned premiums	(37,461)	(42,540)
Net premiums earned	538,737	505,646	6.5
Losses and loss adjustment expenses	(353,730)	(332,641)
Acquisition expenses	(85,169)	(74,868)
Other operating expenses	(91,974)	(88,126)
Underwriting income	$7,864	$10,011	(21.4)

Underwriting Ratios			% Point Change
Loss ratio	65.7%	65.8%	(0.1)
Acquisition expense ratio	15.8%	14.8%	1.0
Other operating expense ratio	17.1%	17.4%	(0.3)
Combined ratio	98.6%	98.0%	0.6
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

ARCH CAPITAL	45	2018 FIRST QUARTER FORM 10-Q

Premiums Written.
The following table sets forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Professional lines	$119,789	20.8	$108,468	19.8
Construction and national accounts	98,428	17.1	99,977	18.2
Programs	96,556	16.8	99,957	18.2
Travel, accident and health	80,524	14.0	65,528	12.0
Property, energy, marine and aviation	52,127	9.0	40,104	7.3
Excess and surplus casualty	41,922	7.3	45,832	8.4
Lenders products	21,984	3.8	24,705	4.5
Other	64,868	11.3	63,615	11.6
Total	$576,198	100.0	$548,186	100.0
Gross premiums written by the insurance segment in the 2018 first quarter were 5.3% higher than in the 2017 first quarter, while net premiums written were 5.1% higher than in the 2017 first quarter. Changes in foreign currency rates resulted in an increase in net premiums written in the 2018 first quarter of $10.3 million, or 1.9%, compared to the 2017 first quarter. The increase in net premiums written reflected growth in travel, through both new business and growth in existing accounts, in property, primarily due to improved rates and new business, and in professional lines, reflecting increases in small and medium sized accounts.
Net Premiums Earned.
The following table sets forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Professional lines	$116,018	21.5	$108,638	21.5
Construction and national accounts	77,212	14.3	77,423	15.3
Programs	95,011	17.6	85,180	16.8
Travel, accident and health	66,835	12.4	58,481	11.6
Property, energy, marine and aviation	48,603	9.0	38,078	7.5
Excess and surplus casualty	46,544	8.6	51,007	10.1
Lenders products	22,816	4.2	24,099	4.8
Other	65,698	12.2	62,740	12.4
Total	$538,737	100.0	$505,646	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2018 first quarter were 6.5% higher than in the 2017 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2018	2017
Current year	66.1%	66.2%
Prior period reserve development	(0.4)%	(0.4)%
Loss ratio	65.7%	65.8%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio in the 2018 first quarter was 0.1 points lower than in the 2017 first quarter and reflected 0.2 points of current year catastrophic activity, compared to 0.5 points in the 2017 first quarter.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $2.1 million, or 0.4 points, for the 2018 first quarter, compared to $2.1 million, or 0.4 points, for the 2017 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
The insurance segment’s underwriting expense ratio was 32.9% in the 2018 first quarter, compared to 32.2% in the 2017 first quarter. The comparison of the underwriting expense ratios reflects changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.

ARCH CAPITAL	46	2018 FIRST QUARTER FORM 10-Q

Reinsurance Segment
The following table sets forth our reinsurance segment’s underwriting results:

	Three Months Ended March 31,
	2018	2017	% Change
Gross premiums written	$577,483	$475,782	21.4
Premiums ceded	(195,730)	(166,092)
Net premiums written	381,753	309,690	23.3
Change in unearned premiums	(102,581)	(64,839)
Net premiums earned	279,172	244,851	14.0
Other underwriting income	1,232	(306)
Losses and loss adjustment expenses	(141,675)	(105,454)
Acquisition expenses	(48,319)	(46,147)
Other operating expenses	(35,571)	(37,533)
Underwriting income	$54,839	$55,411	(1.0)

Underwriting Ratios			% Point Change
Loss ratio	50.7%	43.1%	7.6
Acquisition expense ratio	17.3%	18.8%	(1.5)
Other operating expense ratio	12.7%	15.3%	(2.6)
Combined ratio	80.7%	77.2%	3.5
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
Premiums Written.
The following table sets forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Other specialty	$138,992	36.4	$114,418	36.9
Casualty	130,176	34.1	110,620	35.7
Property excluding property catastrophe	85,170	22.3	75,387	24.3
Marine and aviation	10,012	2.6	9,541	3.1
Property catastrophe	7,632	2.0	(7,477)	(2.4)
Other	9,771	2.6	7,201	2.3
Total	$381,753	100.0	$309,690	100.0

Pro rata	$152,165	39.9	$129,016	41.7
Excess of loss	229,588	60.1	180,674	58.3
Total	$381,753	100.0	$309,690	100.0
Gross premiums written by the reinsurance segment in the 2018 first quarter were 21.4% higher than in the 2017 first quarter, while net premiums written were 23.3% higher than in the 2017 first quarter. Changes in foreign currency rates resulted in an increase in net premiums written in the 2018 first quarter of $22.4 million, or 7.2%, compared to the 2017 first quarter. The increase in net premiums written reflected growth in international motor contracts.

ARCH CAPITAL	47	2018 FIRST QUARTER FORM 10-Q

Net Premiums Earned.
The following table sets forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Other specialty	$103,717	37.2	$69,965	28.6
Casualty	69,372	24.8	72,968	29.8
Property excluding property catastrophe	68,754	24.6	69,852	28.5
Marine and aviation	9,389	3.4	9,490	3.9
Property catastrophe	18,387	6.6	16,177	6.6
Other	9,553	3.4	6,399	2.6
Total	$279,172	100.0	$244,851	100.0

Pro rata	$163,996	58.7	$133,092	54.4
Excess of loss	115,176	41.3	111,759	45.6
Total	$279,172	100.0	$244,851	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. For the 2018 first quarter, net premiums earned were 14.0% higher than in the 2017 first quarter, and reflect the retroactive reinsurance contract and reinstatement premium impacts discussed above as well as in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income (loss) for the 2018 first quarter was $1.2 million, compared to $(0.3) million for the 2017 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended
	March 31,
	2018	2017
Current year	63.8%	66.5%
Prior period reserve development	(13.1)%	(23.4)%
Loss ratio	50.7%	43.1%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio in the 2018 first quarter was 2.7 points lower than in the 2017 first quarter and reflected 0.4 points of current year catastrophic activity, compared to 4.0 points in the 2017 first quarter. The balance of the change in the 2018 first quarter current year loss ratio resulted, in part, from the effects of a higher level of large loss activity than in the 2017 first quarter.

Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $36.5 million, or 13.1 points, for the 2018 first quarter, compared to $57.2 million, or 23.4 points, for the 2017 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the reinsurance segment was 30.0% in the 2018 first quarter, compared to 34.1% in the 2017 first quarter. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned in the 2018 first quarter. The underwriting expense ratio benefited from a reduction in federal excise taxes incurred of $2.5 million, or 0.9 points, as the reinsurance agreements between the Company’s U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Reinsurance Ltd. (“Arch Re Bermuda”) were canceled on a cutoff basis as of January 1, 2018.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as GSE credit risk sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily provided by Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”), as well as through Arch Mortgage Guaranty Company; mortgage reinsurance by Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe provided by Arch MI Europe and in Hong Kong by Arch MI Asia; and various GSE credit risk sharing products provided primarily by Arch Re Bermuda.

ARCH CAPITAL	48	2018 FIRST QUARTER FORM 10-Q

The following table sets forth our mortgage segment’s underwriting results.

	Three Months Ended March 31,
	2018	2017	% Change
Gross premiums written	$321,178	$348,623	(7.9)
Premiums ceded	(46,137)	(73,925)
Net premiums written	275,041	274,698	0.1
Change in unearned premiums	5,201	(30,175)
Net premiums earned	280,242	244,523	14.6
Other underwriting income	3,416	4,123
Losses and loss adjustment expenses	(43,466)	(29,065)
Acquisition expenses	(26,567)	(28,766)
Other operating expenses	(38,771)	(41,870)
Underwriting income	$174,854	$148,945	17.4

Underwriting Ratios			% Point Change
Loss ratio	15.5%	11.9%	3.6
Acquisition expense ratio	9.5%	11.8%	(2.3)
Other operating expense ratio	13.8%	17.1%	(3.3)
Combined ratio	38.8%	40.8%	(2.0)
Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Client location:
United States	$246,548	89.6	$241,136	87.8
Other	28,493	10.4	33,562	12.2
Total	$275,041	100.0	$274,698	100.0

Underwriting location:
United States	$221,177	80.4	$216,729	78.9
Other	53,864	19.6	57,969	21.1
Total	$275,041	100.0	$274,698	100.0
Gross premiums written by the mortgage segment in the 2018 first quarter were 7.9% lower than in the 2017 first quarter. The reduction in gross premiums written primarily reflected a lower level of Australian mortgage reinsurance business and a lower level of U.S. single premium business. Net premiums written for the 2018 first quarter reflected a declining cession to AIG on the 50% quota share reinsurance agreement covering 2014 to 2016 policy years of UGC business on a run-off basis, while the 2017 first quarter also reflected higher retrocessions of Australian mortgage reinsurance business.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of the Arch MI U.S. portfolio of mortgage loans was 81.7% at March 31, 2018, compared to 81.8% at December 31, 2017.

Arch MI U.S. generated $11.4 billion of new insurance written (“NIW”) in the 2018 first quarter, compared to $12.7 billion in the 2017 first quarter, with a decrease in the origination market and a decline in single premium and other business with high risk attributes. NIW represents the original principal balance of all loans that received coverage during the period. Monthly premium policies contributed 91.4% of NIW in the 2018 first quarter, compared to 81.9% for the 2017 first quarter.
The following table provides details on the NIW generated by Arch MI U.S.:

(U.S. Dollars in millions)	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$11,373		$12,660

Credit quality (FICO):
>=740	$6,612	58.1	$7,184	56.7
680-739	4,042	35.5	4,615	36.5
620-679	719	6.3	861	6.8
Total	$11,373	100.0	$12,660	100.0

Loan-to-value (LTV):
95.01% and above	$1,262	11.1	$972	7.7
90.01% to 95.00%	5,136	45.2	5,985	47.3
85.01% to 90.00%	3,643	32.0	4,061	32.1
85.01% and below	1,332	11.7	1,642	13.0
Total	$11,373	100.0	$12,660	100.0

Monthly vs. single:
Monthly	$10,390	91.4	$10,368	81.9
Single	983	8.6	2,292	18.1
Total	$11,373	100.0	$12,660	100.0

Purchase vs. refinance:
Purchase	$10,288	90.5	$10,720	84.7
Refinance	1,085	9.5	1,940	15.3
Total	$11,373	100.0	$12,660	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	49	2018 FIRST QUARTER FORM 10-Q

Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Client Location:
United States	$265,685	94.8	$236,031	96.5
Other	14,557	5.2	8,492	3.5
Total	$280,242	100.0	$244,523	100.0

Underwriting location:
United States	$238,141	85.0	$208,699	85.3
Other	42,101	15.0	35,824	14.7
Total	$280,242	100.0	$244,523	100.0
Net premiums earned for the 2018 first quarter were higher than in the 2017 first quarter, primarily due to growth in insurance in force for Arch MI U.S.
Other Underwriting Income.
Other underwriting income, which is primarily related to older GSE credit risk-sharing transactions receiving derivative accounting treatment, was $3.4 million for the 2018 first quarter, compared to $4.1 million for the 2017 first quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended
	March 31,
	2018	2017
Current year	20.1%	21.5%
Prior period reserve development	(4.6)%	(9.6)%
Loss ratio	15.5%	11.9%
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 1.4 points lower in the 2018 first quarter than in the 2017 first quarter. The current year loss ratio for the 2018 first quarter reflects the current macroeconomic environment and growth in insurance in force, along with changes in the mix of business.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $13.0 million, or 4.6 points, for the 2018 first quarter, compared to $23.6 million, or 9.6 points, for the 2017 first quarter. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.

Underwriting Expenses.
The underwriting expense ratio for the mortgage segment was 23.3% in the 2018 first quarter, compared to 28.9% in the 2017 first quarter. The lower underwriting expense ratio in the 2018 first quarter reflected a higher level of net premiums earned and expense savings from integration efforts following the acquisition of UGC.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended
	March 31,
	2018	2017
Fixed maturities	$92,438	$82,781
Equity securities	2,750	2,966
Short-term investments	3,949	1,441
Other (1)	19,229	21,234
Gross investment income	118,366	108,422
Investment expenses (2)	(18,123)	(12,610)
Net investment income	$100,243	$95,812

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

(2)	Investment expenses were approximately 0.38% of average invested assets for the 2018 first quarter, compared to 0.28% for the 2017 first quarter.
The higher level of net investment income for the 2018 first quarter reflected an increase in the embedded book yield on fixed income securities, partially offset by a higher level of expenses. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.13% for the 2018 first quarter, consistent with the 2.13% for the 2017 first quarter.
Corporate Expenses.
Corporate expenses were $14.5 million for the 2018 first quarter, compared to $12.2 million for the 2017 first quarter. The higher level of corporate expenses in the 2018 first quarter was primarily due to higher incentive compensation costs.

ARCH CAPITAL	50	2018 FIRST QUARTER FORM 10-Q

UGC Transaction Costs and Other.
UGC transaction costs and other were $0.8 million for the 2018 first quarter, compared to $15.6 million for the 2017 first quarter. Amounts for the 2018 first quarter primarily related to severance and related costs, while the total for the 2017 first quarter included severance and related costs along with incentive compensation paid in conjunction with the UGC acquisition.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2018 first quarter was $26.7 million, compared to $31.3 million for the 2017 first quarter, with amounts in both periods primarily related to intangible assets related to the UGC acquisition.
Interest Expense.
Interest expense was $25.9 million for the 2018 first quarter, consistent with the $25.8 million for the 2017 first quarter.
Loss on Redemption of Preferred Shares.
In January 2018, we redeemed all remaining 6.75% Series C preferred shares and, in accordance with GAAP, recorded a loss of $2.7 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.
Net Realized Gains or Losses.
We recorded net realized losses of $111.9 million for the 2018 first quarter, compared to net realized gains of $28.5 million for the 2017 first quarter. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets and liabilities accounted for using the fair value option and in the fair value of equities pursuant to new accounting guidance effective in the 2018 first quarter, along with re-measurement of contingent consideration liability amounts.
Net Impairment Losses Recognized in Earnings.
We recorded $0.2 million of impairment losses for the 2018 first quarter, compared to $1.8 million for the 2017 first quarter. See note 7, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements for additional information.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $28.1 million of equity in net income related to investment funds accounted for using the equity method in the 2018 first quarter, compared to $48.1 million of income for the 2017 first quarter. Investment funds accounted for using the equity method totaled $1.39 billion at March 31, 2018, compared to $1.04 billion at December 31, 2017.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2018 first quarter were $15.0 million, compared to net foreign exchange losses for the 2017 first quarter of $19.8 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes resulted in an expense of 12.8% for the 2018 first quarter, compared to an expense of 10.2% for the 2017 first quarter. The effective tax rates for the 2018 first quarter included a discrete income tax benefit of $1.4 million related to share-based compensation. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The change in the U.S. federal corporate tax rate from 35% to 21% commencing on January 1, 2018 contributed to a lower effective tax rate for the 2018 first quarter as compared to the 2017 first quarter.
Other Segment
The ‘other’ segment includes the results of Watford Re. Pursuant to generally accepted accounting principles, Watford Re is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford Re. As such, we consolidate the results of Watford Re in our consolidated financial statements, although we only own approximately 11% of Watford Re’s common equity. See note 3, “Variable Interest Entities and Noncontrolling Interests” and note 5, “Segment Information,” to our consolidated financial statements for additional information on Watford Re.

ARCH CAPITAL	51	2018 FIRST QUARTER FORM 10-Q

CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 2, “Recent Accounting Pronouncements.”
FINANCIAL CONDITION

Investable Assets
At March 31, 2018, total investable assets held by Arch were $19.79 billion, excluding the $2.49 billion included in the ‘other’ segment (i.e., attributable to Watford Re).
Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
March 31, 2018
Fixed maturities (2)	$14,953,447	75.6
Short-term investments	989,487	5.0
Cash	626,838	3.2
Equity securities (2)	620,704	3.1
Other investments (2)	1,239,063	6.3
Investments accounted for using the equity method	1,394,548	7.0
Securities transactions entered into but not settled at the balance sheet date	(33,289)	(0.2)
Total investable assets held by Arch	$19,790,798	100.0

December 31, 2017
Fixed maturities (2)	$14,798,213	75.1
Short-term investments	1,509,713	7.7
Cash	551,696	2.8
Equity securities (2)	576,040	2.9
Other investments (2)	1,476,960	7.5
Investments accounted for using the equity method	1,041,322	5.3
Securities transactions entered into but not settled at the balance sheet date	(237,523)	(1.2)
Total investable assets held by Arch	$19,716,421	100.0

(1)
In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value.

(2)	Includes investments carried at fair value under the fair value option.
At March 31, 2018, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating

Services (“S&P”)/Moody’s of “AA-/Aa3” and an average yield to maturity (embedded book yield), before investment expenses, of 2.50%. At December 31, 2017, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.32%. Our investment portfolio had an average effective duration of 2.60 years at March 31, 2018, compared to 2.83 years at December 31, 2017. At March 31, 2018, approximately $13.73 billion, or 69%, of total investable assets held by Arch were internally managed, compared to $13.73 billion, or 70%, at December 31, 2017.
The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
March 31, 2018
Corporate bonds	$5,705,157	38.2
Mortgage backed securities	351,059	2.3
Municipal bonds	1,553,616	10.4
Commercial mortgage backed securities	561,543	3.8
U.S. government and government agencies	2,966,962	19.8
Non-U.S. government securities	1,694,587	11.3
Asset backed securities	2,120,523	14.2
Total	$14,953,447	100.0

December 31, 2017
Corporate bonds	$4,787,272	32.4
Mortgage backed securities	328,924	2.2
Municipal bonds	2,158,840	14.6
Commercial mortgage backed securities	545,817	3.7
U.S. government and government agencies	3,484,257	23.5
Non-U.S. government securities	1,704,337	11.5
Asset backed securities	1,788,766	12.1
Total	$14,798,213	100.0

ARCH CAPITAL	52	2018 FIRST QUARTER FORM 10-Q

The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
March 31, 2018
U.S. government and gov’t agencies (1)	$3,280,853	21.9
AAA	4,076,660	27.3
AA	2,211,254	14.8
A	3,079,753	20.6
BBB	1,426,818	9.5
BB	312,169	2.1
B	249,346	1.7
Lower than B	71,922	0.5
Not rated	244,672	1.6
Total	$14,953,447	100.0

December 31, 2017
U.S. government and gov’t agencies (1)	$3,771,835	25.5
AAA	4,080,808	27.6
AA	2,440,864	16.5
A	2,470,936	16.7
BBB	1,157,136	7.8
BB	313,286	2.1
B	254,011	1.7
Lower than B	77,543	0.5
Not rated	231,794	1.6
Total	$14,798,213	100.0

(1)	Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
March 31, 2018
0-10%	$11,628,855	$(178,583)	91.7
10-20%	103,563	(15,690)	8.1
20-30%	889	(306)	0.2
Greater than 30%	308	(205)	0.1
Total	$11,733,615	$(194,784)	100.0

December 31, 2017
0-10%	$9,598,768	$(93,057)	87.6
10-20%	82,638	(11,269)	10.6
20-30%	2,108	(671)	0.6
Greater than 30%	1,881	(1,184)	1.1
Total	$9,685,395	$(106,181)	100.0

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at March 31, 2018, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Apple Inc.	$204,965	AA+/Aa1
Citigroup Inc.	163,338	A/A2
Wells Fargo & Company	139,976	A/A1
Bank of America Corporation	133,671	A-/A3
JPMorgan Chase & Co.	121,339	A-/A3
Philip Morris International Inc.	105,763	A/A2
Toyota Motor Corporation	95,984	AA-/Aa3
Oracle Corporation	92,950	AA-/A1
Daimler AG	90,303	A/A2
Morgan Stanley	88,180	BBB+/A3
Total	$1,236,469

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
March 31, 2018
RMBS	$313,069	$5,339	$32,651	$351,059
CMBS	822	484,884	75,837	561,543
ABS	—	2,040,126	80,397	2,120,523
Total	$313,891	$2,530,349	$188,885	$3,033,125

December 31, 2017
RMBS	$284,466	$14,581	$29,877	$328,924
CMBS	3,112	465,980	76,725	545,817
ABS	—	1,691,232	97,534	1,788,766
Total	$287,578	$2,171,793	$204,136	$2,663,507
At March 31, 2018, our structured securities included $42.0 million par value in sub-prime securities with a fair value of $34.1 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.” At December 31, 2017, our fixed income portfolio included $42.3 million par value in sub-prime securities with a fair value of $35.4 million and average credit quality ratings from S&P/Moody’s of “CCC/Caa3.”

ARCH CAPITAL	53	2018 FIRST QUARTER FORM 10-Q

The following table provides information on the fair value of our Eurozone investments at March 31, 2018:

Country (1)	Sovereign (2)	Corporate Bonds	Other (3)	Total
Netherlands	$109,786	$129,999	$19,881	$259,666
Germany	138,805	3,122	50,260	192,187
Belgium	117,985	9,203	1,230	128,418
France	30,531	16,305	41,924	88,760
Luxembourg	—	16,196	15,517	31,713
Austria	21,988	—	—	21,988
Spain	—	1,874	10,442	12,316
Ireland	—	7,113	3,404	10,517
Greece	2,011	—	5,404	7,415
Finland	3,770	—	—	3,770
Italy	—	2,046	1,698	3,744
Portugal	—	—	981	981
Total	$424,876	$185,858	$150,741	$761,475

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at March 31, 2018.

(2)	Includes securities issued and/or guaranteed by Eurozone governments.

(3)	Includes bank loans, equities and other.
At March 31, 2018, our investment portfolio included $620.7 million of equity securities, compared to $576.0 million at December 31, 2017. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors.
The following table summarizes our other investments:

	March 31, 2018	December 31, 2017
Asian and emerging markets	$290,249	$344,068
Term loan investments	270,287	326,085
Mezzanine debt funds	234,078	252,160
Credit related funds	205,303	193,787
Investment grade fixed income	106,744	156,225
Other (1)	132,402	204,635
Total	$1,239,063	$1,476,960

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures related to derivatives.
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 8, “Fair Value,” to our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value, segregated by level in the fair value hierarchy.
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.
The following table summarizes investable assets in the ‘other’ segment:

	March 31, 2018	December 31, 2017
Investments accounted for using the fair value option:
Other investments	$940,646	$924,410
Fixed maturities	1,096,553	1,177,033
Short-term investments	184,997	256,755
Equity securities	109,198	67,868
Total	2,331,394	2,426,066
Fixed maturities available for sale, at fair value	203,176	—
Cash	54,053	54,503
Securities sold but not yet purchased	(63,110)	(34,375)
Securities transactions entered into but not settled at the balance sheet date	(32,218)	(6,127)
Total investable assets included in ‘other’ segment	$2,493,295	$2,440,067
Premiums Receivable and Reinsurance Recoverables
At March 31, 2018, 82.0% of premiums receivable of $1.38 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 3.8% of the total. At December 31, 2017, 78.2% of premiums receivable of $1.14 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.0% of the total. Our reserves for doubtful accounts were approximately $26.9 million at March 31, 2018, compared to $25.3 million at December 31, 2017.
At March 31, 2018 and December 31, 2017, approximately 70.8% and 69.9% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $2.51 billion and $2.54 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 29.2% and 30.1%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at March 31, 2018 and December 31, 2017. The largest reinsurance recoverables from any one carrier was approximately 2.2% and 2.2%,

ARCH CAPITAL	54	2018 FIRST QUARTER FORM 10-Q

respectively, of total shareholders’ equity available to Arch at March 31, 2018 and December 31, 2017.
Approximately 2.4% of the $63.1 million of paid losses and loss adjustment expenses recoverable at March 31, 2018 were more than 90 days overdue, compared to 3.0% of the $75.2 million of paid losses and loss adjustment expenses recoverable at December 31, 2017. No collection issues were indicated on the amount in excess of 90 days overdue at March 31, 2018.
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended
	March 31,
	2018	2017
Premiums written:
Direct	$1,200,362	$1,096,755
Assumed	637,852	561,235
Ceded	(425,670)	(381,730)
Net	$1,412,544	$1,276,260

Premiums earned:
Direct	$1,147,676	$1,023,452
Assumed	445,969	416,345
Ceded	(358,746)	(322,780)
Net	$1,234,899	$1,117,017

Losses and LAE:
Direct	$568,466	$507,118
Assumed	220,310	186,956
Ceded	(151,916)	(141,504)
Net	$636,860	$552,570
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

At March 31, 2018 and December 31, 2017, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable and deferred reinsurance charge asset, by type and by operating segment were as follows:

	March 31, 2018	December 31, 2017
Insurance segment:
Case reserves	$1,631,601	$1,648,910
IBNR reserves	3,328,267	3,272,351
Total net reserves	4,959,868	4,921,261
Reinsurance segment:
Case reserves	1,070,697	1,033,413
Additional case reserves	159,448	158,377
IBNR reserves	1,504,617	1,499,962
Total net reserves	2,734,762	2,691,752
Mortgage segment:
Case reserves	435,109	443,069
IBNR reserves	110,348	104,169
Total net reserves (1)	545,457	547,238
Other segment:
Case reserves	289,387	260,876
Additional case reserves	31,661	32,587
IBNR reserves	488,080	465,168
Total net reserves	809,128	758,631
Total:
Case reserves	3,426,794	3,386,268
Additional case reserves	191,109	190,964
IBNR reserves	5,431,312	5,341,650
Total net reserves	$9,049,215	$8,918,882

(1)
At March 31, 2018, total net reserves include $469.1 million from U.S. primary mortgage insurance business, of which 77.6% represents policy years 2008 and prior and the remainder from later policy years. At December 31, 2017, total net reserves include $477.1 million from U.S. primary mortgage insurance business, of which 79.8% represents policy years 2008 and prior and the remainder from later policy years.

At March 31, 2018 and December 31, 2017, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	March 31, 2018	December 31, 2017
Insurance segment:
Professional lines (1)	$1,319,534	$1,308,261
Construction and national accounts	1,112,173	1,094,300
Excess and surplus casualty (2)	677,515	672,903
Programs	651,536	644,340
Property, energy, marine and aviation	414,820	437,518
Travel, accident and health	86,533	86,122
Lenders products	50,084	53,912
Other (3)	647,673	623,905
Total net reserves	$4,959,868	$4,921,261

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

ARCH CAPITAL	55	2018 FIRST QUARTER FORM 10-Q

At March 31, 2018 and December 31, 2017, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable and including deferred reinsurance charge asset, were as follows:

	March 31, 2018	December 31, 2017
Reinsurance segment:
Casualty (1)	$1,511,819	$1,489,933
Other specialty (2)	555,493	523,321
Property excluding property catastrophe (3)	368,674	376,020
Marine and aviation	132,673	135,484
Property catastrophe	99,926	98,622
Other (4)	66,177	68,372
Total net reserves	$2,734,762	$2,691,752

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at the end of the last two quarters:

(U.S. Dollars in millions)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$255,092	72.9	$253,914	72.2
Mortgage reinsurance	27,531	7.9	28,017	8.0
Other (2)	67,252	19.2	69,905	19.9
Total	$349,875	100.0	$351,836	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$65,235	92.2	$64,904	92.3
Mortgage reinsurance	2,383	3.4	2,473	3.5
Other (2)	3,117	4.4	2,921	4.2
Total	$70,735	100.0	$70,298	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at March 31, 2018:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$24,970	9.8	$5,701	8.7	9.40%
2009	989	0.4	232	0.4	2.71%
2010	931	0.4	254	0.4	2.37%
2011	3,560	1.4	975	1.5	1.30%
2012	12,414	4.9	3,408	5.2	0.71%
2013	20,640	8.1	5,686	8.7	0.90%
2014	21,708	8.5	5,815	8.9	1.01%
2015	39,960	15.7	10,343	15.9	0.71%
2016	60,028	23.5	15,197	23.3	0.76%
2017	58,584	23.0	14,802	22.7	0.36%
2018	11,308	4.4	2,822	4.3	0.01%
Total	$255,092	100.0	$65,235	100.0	1.98%

(1)	Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2017:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$26,140	10.3	$6,003	9.2	10.24%
2009	1,072	0.4	253	0.4	2.94%
2010	1,089	0.4	295	0.5	2.31%
2011	3,828	1.5	1,046	1.6	1.37%
2012	13,247	5.2	3,629	5.6	0.75%
2013	21,840	8.6	5,996	9.2	0.95%
2014	22,884	9.0	6,112	9.4	1.10%
2015	41,991	16.5	10,828	16.7	0.77%
2016	62,020	24.4	15,643	24.1	0.80%
2017	59,803	23.6	15,099	23.3	0.35%
Total	$253,914	100.0	$64,904	100.0	2.23%

(1)	Represents the ending percentage of loans in default.

ARCH CAPITAL	56	2018 FIRST QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at the end of the last two quarters:

(U.S. Dollars in millions)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$37,974	58.2	$37,794	58.2
680-739	21,438	32.9	21,213	32.7
620-679	5,117	7.8	5,159	7.9
<620	706	1.1	738	1.1
Total	$65,235	100.0	$64,904	100.0
Weighted average FICO score	743		743

Loan-to-value (LTV):
95.01% and above	$6,441	9.9	$6,337	9.8
90.01% to 95.00%	36,387	55.8	36,174	55.7
85.01% to 90.00%	19,490	29.9	19,482	30.0
85.00% and below	2,917	4.5	2,911	4.5
Total	$65,235	100.0	$64,904	100.0
Weighted average LTV	92.9%		92.9%

Total RIF, net of external reinsurance	$49,921		$49,100

(U.S. Dollars in millions)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,164	7.9	$5,151	7.9
California	3,859	5.9	3,803	5.9
Florida	2,977	4.6	2,881	4.4
Virginia	2,786	4.3	2,773	4.3
North Carolina	2,420	3.7	2,410	3.7
Georgia	2,358	3.6	2,331	3.6
Washington	2,261	3.5	2,294	3.5
Illinois	2,252	3.5	2,229	3.4
Maryland	2,244	3.4	2,234	3.4
Minnesota	2,172	3.3	2,165	3.3
Others	36,742	56.3	36,633	56.4
Total	$65,235	100.0	$64,904	100.0

The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Three Months Ended
	March 31, 2018	December 31, 2017
Roll-forward of insured loans in default:
Beginning delinquent number of loans	27,068	23,770
New notices (1)	9,640	14,097
Cures	(11,592)	(9,737)
Paid claims	(1,054)	(1,062)
Ending delinquent number of loans (1)(2)	24,062	27,068

Ending number of policies in force (2)	1,214,539	1,213,382

Delinquency rate (1)(2)	1.98%	2.23%

Losses:
Number of claims paid	1,054	1,062
Total paid claims	$47,645	$49,769
Average per claim	$45.2	$46.9
Severity (3)	105.2%	103.2%
Average reserve per default (in thousands)	$18.3	$16.5

(1)
There were no incremental new notices in the 2018 first quarter and 2,400 ending delinquent loans at March 31, 2018 from areas impacted by the 2017 third quarter hurricanes. The 2017 fourth quarter included approximately 3,700 incremental new notices and 3,200 ending delinquent loans at December 31, 2017 from areas impacted by the 2017 third quarter hurricanes.

(2)	Includes first lien primary and pool policies.

(3)	Represents total paid claims divided by RIF of loans for which claims were paid.
The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 10.5 to 1 at March 31, 2018, compared to 10.8 to 1 at December 31, 2017.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $9.15 billion at March 31, 2018, compared to $9.20 billion at December 31, 2017. The decrease was primarily attributable to negative investment returns for the quarter, partially offset by strong underwriting results.

ARCH CAPITAL	57	2018 FIRST QUARTER FORM 10-Q

The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	March 31, 2018	December 31, 2017
Total shareholders’ equity available to Arch	$9,150,372	$9,196,602
Less preferred shareholders’ equity	780,000	872,555
Common shareholders’ equity available to Arch	$8,370,372	$8,324,047
Common shares and common share equivalents outstanding, net of treasury shares (1)	136,682,422	136,652,139
Book value per share	$61.24	$60.91

(1)	Excludes the effects of 6,612,575 and 6,590,058 stock options and 304,431 and 304,496 restricted stock units outstanding at March 31, 2018 and December 31, 2017, respectively.
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
For the three months ended March 31, 2018, Arch Capital received dividends of $36.2 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $2.13 billion to Arch Capital during the remainder of 2018 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
For the three months ended March 31, 2018, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) received $25.0 million of dividends from Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Arch Re U.S. can pay approximately $103.8 million to Arch-U.S. during the remainder of 2018, subject to the approval of the Commissioner of the Delaware Department of Insurance.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment (i.e., Watford Re). See note 3, “Variable Interest Entities and Noncontrolling Interests,” for cash flows related to Watford Re.

	Three Months Ended
	March 31,
	2018	2017
Total cash provided by (used for):
Operating activities	$370,261	$121,734
Investing activities	(22,475)	(59,574)
Financing activities	(272,994)	(198,961)
Effects of exchange rate changes on foreign currency cash	776	2,617
Increase (decrease) in cash and restricted cash	$75,568	$(134,184)
•Cash provided by operating activities for the three months ended March 31, 2018 reflected a higher level of premiums collected than in the 2017 period and an income tax refund, while the 2017 period reflected higher purchases of tax and loss bonds and outflows related to the UGC acquisition.
•Cash used for investing activities for the three months ended March 31, 2018 was lower than in the 2017 period, reflecting changes in cash collateral related to securities lending. In addition, activity for the 2018 period reflected higher net purchases of fixed maturity investments than in the 2017 period, offset by a decrease in short-term investments.
•Cash used for financing activities for the three months ended March 31, 2018 was higher than in the 2017 period, and reflected a $92.6 million outflow related to redemption of our Series C preferred shares and $3.3 million of repurchases under our share repurchase program.
CAPITAL RESOURCES

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.
At March 31, 2018, total capital available to Arch of $11.26 billion consisted of $1.73 billion of senior notes, representing 15.4% of the total, $375.0 million of revolving credit agreement

ARCH CAPITAL	58	2018 FIRST QUARTER FORM 10-Q

borrowings due in October 2021, representing 3.3% of the total, $780.0 million of preferred shares, representing 6.9% of the total, and common shareholders’ equity of $8.37 billion, representing 74.3% of the total. At December 31, 2017, total capital available to Arch of $11.30 billion consisted of $1.73 billion of senior notes, representing 15.3% of the total, $375.0 million of revolving credit agreement borrowings due in October 2021, representing 3.3% of the total, $872.6 million of preferred shares, representing 7.7% of the total, and common shareholders’ equity of $8.32 billion, representing 73.6% of the total.
The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Mar 31, 2018	Dec 31, 2017
Debt:
Senior notes, due May 2034	$297,076	$297,053
Arch-U.S. senior notes, due Nov 2043 (1)	494,646	494,621
Arch Finance senior notes, due Dec 2026 (1)	496,135	496,043
Arch Finance senior notes, due Dec 2046 (1)	445,186	445,167
Revolving credit agreement borrowings due Oct 2021	375,000	375,000
Total	$2,108,043	$2,107,884

Shareholders’ equity available to Arch:
Series C non-cumulative preferred shares (2)	$—	$92,555
Series E non-cumulative preferred shares	450,000	450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	8,370,372	8,324,047
Total	$9,150,372	$9,196,602

Total capital available to Arch	$11,258,415	$11,304,486

Debt to total capital (%)	18.7	18.6
Debt and preferred to total capital (%)	25.7	26.4

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	Redeemed on January 2, 2018.
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of March 31, 2018 with an estimated PMIER sufficiency ratio of 133%, compared to 129% at December 31, 2017.
Arch Capital, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Historically, our insurance, reinsurance and mortgage insurance subsidiaries have entered into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. The reinsurance agreements between our U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Re Bermuda were canceled on a cutoff basis as of January 1, 2018. As a result, the level of subject business ceded to Arch Re Bermuda was substantially lower in the 2018 first quarter than in prior periods.
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the three months ended March 31, 2018, Arch Capital repurchased 39,405 shares under the share repurchase program with an aggregate purchase price of $3.3 million. From April 1, 2018 to May 9, 2018, Arch Capital repurchased 1,379,080 shares under the share repurchase program with an aggregate purchase price of $110.5 million. Since the inception of the share repurchase program through May 9, 2018, Arch Capital has repurchased approximately 126.6 million common shares for an aggregate purchase price of $3.80 billion. At May 9, 2018, approximately $332.7 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.
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

ARCH CAPITAL	59	2018 FIRST QUARTER FORM 10-Q

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
Based on in-force exposure estimated as of April 1, 2018, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $477 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County regions with net probable maximum pre-tax losses of $472 million and $437 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of April 1, 2018, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 64% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch (total shareholders’ equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of April 1, 2018, our modeled

RDS loss was less than 17% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and after income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our total shareholders' equity or tangible shareholders’ equity from one or more catastrophic events or severe economic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2017 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Form 10-K.
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of March 31, 2018. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford Re in the following analyses as we do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and

ARCH CAPITAL	60	2018 FIRST QUARTER FORM 10-Q

counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at March 31, 2018 that affect the quantitative and qualitative disclosures presented in our 2017 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Mar 31, 2018
Total fair value	$19.03	$18.78	$18.54	$18.30	$18.08
Change from base	2.6%	1.3%		(1.3)%	(2.5)%
Change in unrealized value	$0.48	$0.24		$(0.24)	$(0.46)

Dec 31, 2017
Total fair value	$19.11	$18.85	$18.59	$18.33	$18.09
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.52	$0.26		$(0.26)	$(0.50)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Mar 31, 2018
Total fair value	$18.93	$18.75	$18.54	$18.34	$18.15
Change from base	2.1%	1.1%		(1.1)%	(2.1)%
Change in unrealized value	$0.39	$0.20		$(0.20)	$(0.39)

Dec 31, 2017
Total fair value	$18.96	$18.77	$18.59	$18.40	$18.22
Change from base	2.0%	1.0%		(1.0)%	(2.0)%
Change in unrealized value	$0.37	$0.19		$(0.19)	$(0.37)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of March 31, 2018, our portfolio’s VaR was estimated to be 3.27% compared to an estimated 3.10% at December 31, 2017.
Equity Securities. At March 31, 2018 and December 31, 2017, the fair value of our investments in equity securities totaled $620.7 million and $576.0 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $62.1 million and $57.6 million at March 31, 2018 and December 31, 2017, respectively, and would have decreased book value per share by approximately $0.45 and $0.42, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $62.1 million and $57.6 million at March 31, 2018 and December 31, 2017, respectively, and would have increased book value per share by approximately $0.45 and $0.42, respectively.
Investment-Related Derivatives. At March 31, 2018, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in

ARCH CAPITAL	61	2018 FIRST QUARTER FORM 10-Q

the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $2.69 billion, compared to $2.44 billion at December 31, 2017. If the underlying exposure of each investment-related derivative held at March 31, 2018 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $26.9 million, and a decrease in book value per share of approximately $0.20 per share, compared to $24.4 million and $0.18 per share, respectively, on investment-related derivatives held at December 31, 2017. If the underlying exposure of each investment-related derivative held at March 31, 2018 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $26.9 million, and an increase in book value per share of approximately $0.20 per share, compared to $24.4 million and $0.18 per share, respectively, on investment-related derivatives held at December 31, 2017. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”
Foreign Currency Exchange Risk
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional information.

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	March 31, 2018	December 31, 2017
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$674,398	$401,966
Shareholders’ equity denominated in foreign currencies (1)	353,954	345,743
Net foreign currency forward contracts outstanding (2)	(141,980)	(123,732)
Net exposures denominated in foreign currencies	$886,372	$623,977

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(88,637)	$(62,398)
Book value per share	$(0.65)	$(0.46)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$88,637	$62,398
Book value per share	$0.65	$0.46

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.
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

ARCH CAPITAL	62	2018 FIRST QUARTER FORM 10-Q

OTHER FINANCIAL INFORMATION

The consolidated financial statements as of March 31, 2018 and for the three month period ended March 31, 2018 and 2017 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	63	2018 FIRST QUARTER FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2018, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2018 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
1/1/2018 - 1/31/2018	10,718	$90.77	—	$446,501
2/1/2018 - 2/28/2018	9,786	88.94	—	$446,501
3/1/2018 - 3/31/2018	54,505	84.42	39,405	$443,202
Total	75,009	$85.92	39,405

(1)
Represents repurchases by Arch Capital of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

(2)
Remaining amount available at March 31, 2018 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

The following table summarizes our purchases of Series C non-cumulative preferred shares for the 2018 first quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
1/1/2018 - 1/31/2018	3,702,193	$25.00
Total	3,702,193	$25.00

ARCH CAPITAL	64	2018 FIRST QUARTER FORM 10-Q

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2018 first quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.
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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Second Amendment to Employment Agreement, dated January 1, 2018, between Arch Capital Group Ltd. and John D. Vollaro†
10.2	Amendment to Employment Agreement, dated January 1, 2018, between Arch Capital Group Ltd. and Mark D. Lyons†
10.3	Second Amendment to Employment Agreement, dated January 1, 2018, between Arch Capital Group Ltd. and Constantine Iordanou†
10.4	Non-Qualified Stock Option Agreement, dated as of March 1, 2018, between Arch Capital Group Ltd. and Constantine Iordanou†
10.5	Non-Qualified Stock Option Agreement, dated as of April 9, 2018, between Arch Capital Group Ltd. and Marc Grandisson†
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three month periods ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements

†	Management contract or compensatory plan or arrangement

ARCH CAPITAL	65	2018 FIRST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: May 9, 2018	Marc Grandisson
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark D. Lyons
Date: May 9, 2018	Mark D. Lyons
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ARCH CAPITAL	66	2018 FIRST QUARTER FORM 10-Q