Form 10-Q
period 2018-06-30
ARCH CAPITAL GROUP LTD.
filed 2018-08-08
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 3, 2018, there were 405,299,490 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2018 SECOND QUARTER FORM 10-Q

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), and include:

•	our ability to successfully implement our business strategy during “soft” as well as “hard” markets;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and our insureds and reinsureds;

•	the integration of any businesses we have acquired or may acquire into our existing operations;

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2018;

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

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

ARCH CAPITAL	2	2018 SECOND QUARTER FORM 10-Q

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

•
a disruption caused by cyber-attacks or other technology breaches or failures on us or our business partners and service providers, which could negatively impact our business and/or expose us to litigation;

•
statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the Tax Cuts and Jobs Act of 2017; and

•
the other matters set forth under Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2018 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2018 SECOND QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of June 30, 2018, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2018 and June 30, 2017, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2018 and June 30, 2017 including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
August 8, 2018

ARCH CAPITAL	5	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $14,293,121 and $13,869,460)	$14,128,989	$13,876,003
Short-term investments available for sale, at fair value (amortized cost: $1,096,532 and $1,468,955)	1,096,798	1,469,042
Collateral received under securities lending, at fair value (amortized cost: $236,948 and $476,605)	236,956	476,615
Equity securities, at fair value	534,482	495,804
Other investments available for sale, at fair value (cost: $0 and $198,163)	—	264,989
Investments accounted for using the fair value option	4,111,611	4,216,237
Investments accounted for using the equity method	1,428,582	1,041,322
Total investments	21,537,418	21,840,012

Cash	526,628	606,199
Accrued investment income	114,307	113,133
Securities pledged under securities lending, at fair value (amortized cost: $229,857 and $463,181)	230,064	464,917
Premiums receivable	1,351,310	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,727,303	2,540,143
Contractholder receivables	2,044,322	1,978,414
Ceded unearned premiums	1,014,663	926,611
Deferred acquisition costs net	569,817	535,824
Receivable for securities sold	143,809	205,536
Goodwill and intangible assets	593,008	652,611
Other assets	1,000,471	1,053,009
Total assets	$31,853,120	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$11,424,337	$11,383,792
Unearned premiums	3,833,540	3,622,314
Reinsurance balances payable	411,082	323,496
Contractholder payables	2,044,322	1,978,414
Collateral held for insured obligations	257,396	240,183
Senior notes	1,733,211	1,732,884
Revolving credit agreement borrowings	572,289	816,132
Securities lending payable	236,948	476,605
Payable for securities purchased	356,583	449,186
Other liabilities	752,399	782,717
Total liabilities	21,622,107	21,805,723

Commitments and Contingencies
Redeemable noncontrolling interests	206,105	205,922

Shareholders' Equity
Non-cumulative preferred shares	780,000	872,555
Convertible non-voting common equivalent preferred shares	—	489,627
Common shares ($0.0011 par, shares issued: 569,458,341 and 549,872,226)	633	611
Additional paid-in capital	1,760,606	1,230,617
Retained earnings	9,083,202	8,562,889
Accumulated other comprehensive income (loss), net of deferred income tax	(194,157)	118,044
Common shares held in treasury, at cost (shares: 164,021,704 and 156,938,409)	(2,266,529)	(2,077,741)
Total shareholders' equity available to Arch	9,163,755	9,196,602
Non-redeemable noncontrolling interests	861,153	843,411
Total shareholders' equity	10,024,908	10,040,013
Total liabilities, noncontrolling interests and shareholders' equity	$31,853,120	$32,051,658

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Net premiums written	$1,298,896	$1,248,695	$2,711,440	$2,524,955
Change in unearned premiums	37,867	(7,821)	(139,778)	(167,064)
Net premiums earned	1,336,763	1,240,874	2,571,662	2,357,891
Net investment income	135,668	111,124	262,392	228,998
Net realized gains (losses)	(76,611)	21,735	(187,609)	55,888
Other-than-temporary impairment losses	(470)	(1,730)	(632)	(3,537)
Less investment impairments recognized in other comprehensive income, before taxes	—	—	—	—
Net impairment losses recognized in earnings	(470)	(1,730)	(632)	(3,537)

Other underwriting income	3,874	4,822	9,223	9,455
Equity in net income (loss) of investment funds accounted for using the equity method	8,472	32,706	36,541	80,794
Other income (loss)	3,113	(1,994)	3,187	(2,776)
Total revenues	1,410,809	1,407,537	2,694,764	2,726,713

Expenses
Losses and loss adjustment expenses	726,153	689,860	1,363,013	1,242,430
Acquisition expenses	202,838	190,436	394,214	372,725
Other operating expenses	176,181	169,981	351,196	344,700
Corporate expenses	22,512	24,876	37,824	52,668
Amortization of intangible assets	26,472	30,824	53,208	62,118
Interest expense	30,344	28,749	60,980	57,425
Net foreign exchange (gains) losses	(53,706)	39,543	(33,985)	58,947
Total expenses	1,130,794	1,174,269	2,226,450	2,191,013

Income before income taxes	280,015	233,268	468,314	535,700
Income tax expense	(23,668)	(34,169)	(45,583)	(62,566)
Net income	$256,347	$199,099	$422,731	$473,134
Net (income) loss attributable to noncontrolling interests	(12,701)	(13,932)	(28,662)	(34,840)
Net income available to Arch	243,646	185,167	394,069	438,294
Preferred dividends	(10,403)	(11,349)	(20,840)	(22,567)
Loss on redemption of preferred shares	—	—	(2,710)	—
Net income available to Arch common shareholders	$233,243	$173,818	$370,519	$415,727

Net income per common share and common share equivalent
Basic	$0.58	$0.43	$0.91	$1.03
Diluted	$0.56	$0.42	$0.89	$1.00

Weighted average common shares and common share equivalents outstanding
Basic	404,800,421	403,459,992	406,162,508	402,786,129
Diluted	413,111,205	417,733,938	415,460,756	417,421,896

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Comprehensive Income
Net income	$256,347	$199,099	$422,731	$473,134
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(85,271)	92,969	(251,948)	193,761
Reclassification of net realized (gains) losses, net of income taxes, included in net income	36,643	(17,224)	99,104	(22,268)
Foreign currency translation adjustments	(12,595)	18,297	(11,313)	21,421
Comprehensive income	195,124	293,141	258,574	666,048
Net (income) loss attributable to noncontrolling interests	(12,701)	(13,932)	(28,662)	(34,840)
Other comprehensive (income) loss attributable to noncontrolling interests	1,077	76	1,750	68
Comprehensive income available to Arch	$183,500	$279,285	$231,662	$631,276

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2018	2017
Non-cumulative preferred shares
Balance at beginning of year	$872,555	$772,555
Preferred shares redeemed	(92,555)	—
Balance at end of period	780,000	772,555

Convertible non-voting common equivalent preferred shares
Balance at beginning of year	489,627	1,101,304
Preferred shares converted to common shares	(489,627)	(611,677)
Balance at end of period	—	489,627

Common shares
Balance at beginning of year	611	582
Common shares issued, net	22	27
Balance at end of period	633	609

Additional paid-in capital
Balance at beginning of year	1,230,617	531,687
Preferred shares converted to common shares	489,608	611,653
Reversal of issue costs on preferred shares redeemed	2,710	—
All other	37,671	53,544
Balance at end of period	1,760,606	1,196,884

Retained earnings
Balance at beginning of year	8,562,889	7,996,701
Cumulative effect of an accounting change (see Note 2)	149,794	(314)
Balance at beginning of year, as adjusted	8,712,683	7,996,387
Net income	422,731	473,134
Net (income) loss attributable to noncontrolling interests	(28,662)	(34,840)
Preferred share dividends	(20,840)	(22,567)
Loss on redemption of preferred shares	(2,710)	—
Balance at end of period	9,083,202	8,412,114

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of year	118,044	(114,541)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	157,400	(27,641)
Cumulative effect of an accounting change (see Note 2)	(149,794)	—
Balance at beginning of year, as adjusted	7,606	(27,641)
Unrealized holding gains (losses) arising during period, net of reclassification adjustment	(152,844)	171,493
Unrealized holding gains (losses) arising during period attributable to noncontrolling interests	1,885	—
Balance at end of period	(143,353)	143,852
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(39,356)	(86,900)
Foreign currency translation adjustments	(11,313)	21,421
Foreign currency translation adjustments attributable to noncontrolling interests	(135)	68
Balance at end of period	(50,804)	(65,411)
Balance at end of period	(194,157)	78,441

Common shares held in treasury, at cost
Balance at beginning of year	(2,077,741)	(2,034,570)
Shares repurchased for treasury	(188,788)	(16,773)
Balance at end of period	(2,266,529)	(2,051,343)

Total shareholders’ equity available to Arch	9,163,755	8,898,887
Non-redeemable noncontrolling interests	861,153	877,456
Total shareholders’ equity	$10,024,908	$9,776,343

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net income	$422,731	$473,134
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	177,442	(74,985)
Net impairment losses recognized in earnings	632	3,537
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(13,543)	(47,529)
Amortization of intangible assets	53,208	62,118
Share-based compensation	35,419	42,739
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	(77,891)	180,342
Unearned premiums, net of ceded unearned premiums	139,778	167,064
Premiums receivable	(236,950)	(222,498)
Deferred acquisition costs	(35,111)	(53,553)
Reinsurance balances payable	88,961	50,112
Other items, net	(57,790)	(46,946)
Net cash provided by operating activities	496,886	533,535
Investing Activities
Purchases of fixed maturity investments	(16,867,570)	(19,899,326)
Purchases of equity securities	(679,663)	(400,155)
Purchases of other investments	(1,017,147)	(883,704)
Proceeds from sales of fixed maturity investments	16,090,543	19,611,680
Proceeds from sales of equity securities	622,068	473,064
Proceeds from sales, redemptions and maturities of other investments	773,298	614,494
Proceeds from redemptions and maturities of fixed maturity investments	511,448	447,941
Net settlements of derivative instruments	4,498	(5,984)
Net sales (purchases) of short-term investments	451,901	(445,203)
Change in cash collateral related to securities lending	176,304	175,693
Purchases of fixed assets	(13,242)	(11,103)
Other	49,961	33,488
Net cash provided by (used for) investing activities	102,399	(289,115)
Financing Activities
Redemption of preferred shares	(92,555)	—
Purchases of common shares under share repurchase program	(173,575)	—
Proceeds from common shares issued, net	(13,851)	(6,838)
Proceeds from borrowings	130,579	—
Repayments of borrowings	(373,000)	(72,000)
Change in cash collateral related to securities lending	(176,304)	(175,693)
Dividends paid to redeemable noncontrolling interests	(8,994)	(8,994)
Other	(4,489)	(41,698)
Preferred dividends paid	(20,840)	(22,567)
Net cash provided by (used for) financing activities	(733,029)	(327,790)

Effects of exchange rate changes on foreign currency cash and restricted cash	(10,431)	9,616

Increase (decrease) in cash and restricted cash	(144,175)	(73,754)
Cash and restricted cash, beginning of year	727,284	969,569
Cash and restricted cash, end of period	$583,109	$895,815

Reconciliation of cash and restricted cash within the Consolidated Balance Sheets:	June 30, 2018	December 31, 2017
Cash	$526,628	$606,199
Restricted cash (included in ‘other assets’)	$56,481	$121,085
Cash and restricted cash	$583,109	$727,284

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

Arch Capital Group Ltd. (“Arch Capital”) is a Bermuda public limited liability company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. The Company’s consolidated financial statements include the results of Watford Holdings Ltd. and its wholly owned subsidiaries. See Note 11.
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
Recently Issued Accounting Standards Not Yet Adopted
For information regarding accounting standards that the Company has not yet adopted, see note 3(q), “Significant

ARCH CAPITAL	11	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2017 Form 10-K.

3.    Share Transactions

Three-For-One Common Share Split
In May 2018, shareholders approved a proposal to amend the memorandum of association by sub-dividing the authorized common shares of Arch Capital to effect a three-for-one split of Arch Capital’s common shares. The share split changed the Company’s authorized common shares to 1.8 billion common shares (600 million previously), with a par value of $.0011 per share ($.0033 previously). Information pertaining to the composition of the Company’s shareholders’ equity accounts, shares and earnings per share has been retroactively restated in the accompanying financial statements and notes to the consolidated financial statements to reflect the share split.
Share-Based Compensation
During the 2018 second quarter, the Company granted 2,199,656 stock options, 1,264,931 restricted shares and units and 705,345 performance shares and units to certain employees and directors with weighted average grant-date fair values of $7.43, $26.56 and $24.65, respectively. During the 2017 second quarter, the Company granted 1,477,398 stock options and 1,534,908 restricted shares and units to certain employees and directors with weighted average grant-date fair values of $8.22 and $32.09, respectively. The stock options were valued at the grant date using the Black-Scholes option pricing model. Such values are being amortized over the respective substantive vesting period. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is recognized over the period from the grant date to the retirement eligibility date.

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 382.2 million common shares for an aggregate purchase price of $3.86 billion. For the six months ended June 30, 2018, Arch Capital repurchased 6,522,645 shares under the share repurchase program with an aggregate purchase price of $173.6 million. Arch Capital did not repurchase any shares under the share repurchase program during the six months ended June 30, 2017. At June 30, 2018, $272.9 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Conversion of Convertible Non-Voting Common Equivalent Preferred Shares
In March 2018, Arch Capital completed an underwritten public secondary offering of 17,022,600 common shares (split adjusted) by American International Group, Inc. (“AIG”) following transfer of 567,420 Series D convertible non-voting common equivalent preferred shares (“Series D Preferred Shares”). Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At June 30, 2018, no Series D Preferred Shares were outstanding.
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

ARCH CAPITAL	12	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$256,347	$199,099	$422,731	$473,134
Amounts attributable to noncontrolling interests	(12,701)	(13,932)	(28,662)	(34,840)
Net income available to Arch	243,646	185,167	394,069	438,294
Preferred dividends	(10,403)	(11,349)	(20,840)	(22,567)
Loss on redemption of preferred shares	—	—	(2,710)	—
Net income available to Arch common shareholders	$233,243	$173,818	$370,519	$415,727

Denominator:
Weighted average common shares outstanding	404,800,421	369,027,702	399,485,135	366,436,407
Series D preferred shares (1)	—	34,432,290	6,677,373	36,349,722
Weighted average common shares and common share equivalents outstanding — basic	404,800,421	403,459,992	406,162,508	402,786,129
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,575,749	4,448,889	1,837,356	4,670,889
Stock options (2)	6,735,035	9,825,057	7,460,892	9,964,878
Weighted average common shares and common share equivalents outstanding — diluted	413,111,205	417,733,938	415,460,756	417,421,896

Earnings per common share:
Basic	$0.58	$0.43	$0.91	$1.03
Diluted	$0.56	$0.42	$0.89	$1.00

(1)	Such shares are convertible non-voting common equivalent preferred shares issued in connection with the UGC acquisition. See Note 3.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2018 second quarter and 2017 second quarter, the number of stock options excluded were 5,350,733 and 1,499,997, respectively. For the six months ended June 30, 2018 and 2017, the number of stock options excluded were 5,372,789 and 2,292,228, respectively.

ARCH CAPITAL	13	2018 SECOND QUARTER FORM 10-Q

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
The ‘other’ segment includes the results of Watford Re (see Note 11). Watford Re has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	14	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$769,372	$490,327	$330,990	$1,591,202	$175,175	$1,696,544
Premiums ceded	(245,265)	(136,247)	(50,867)	(432,892)	(34,589)	(397,648)
Net premiums written	524,107	354,080	280,123	1,158,310	140,586	1,298,896
Change in unearned premiums	22,342	(13,762)	10,355	18,935	18,932	37,867
Net premiums earned	546,449	340,318	290,478	1,177,245	159,518	1,336,763
Other underwriting income (loss)	—	(129)	3,315	3,186	688	3,874
Losses and loss adjustment expenses	(357,465)	(229,956)	(21,591)	(609,012)	(117,141)	(726,153)
Acquisition expenses	(90,670)	(50,142)	(27,737)	(168,549)	(34,289)	(202,838)
Other operating expenses	(92,680)	(35,678)	(38,729)	(167,087)	(9,094)	(176,181)
Underwriting income (loss)	$5,634	$24,413	$205,736	235,783	(318)	235,465

Net investment income				107,761	27,907	135,668
Net realized gains (losses)				(59,545)	(17,066)	(76,611)
Net impairment losses recognized in earnings				(470)	—	(470)
Equity in net income (loss) of investment funds accounted for using the equity method				8,472	—	8,472
Other income (loss)				3,113	—	3,113
Corporate expenses (2)				(15,604)	—	(15,604)
UGC transaction costs and other (2)				(6,908)	—	(6,908)
Amortization of intangible assets				(26,472)	—	(26,472)
Interest expense				(26,058)	(4,286)	(30,344)
Net foreign exchange gains (losses)				46,211	7,495	53,706
Income before income taxes				266,283	13,732	280,015
Income tax expense				(23,644)	(24)	(23,668)
Net income				242,639	13,708	256,347
Dividends attributable to redeemable noncontrolling interests				—	(4,585)	(4,585)
Amounts attributable to nonredeemable noncontrolling interests				—	(8,116)	(8,116)
Net income available to Arch				242,639	1,007	243,646
Preferred dividends				(10,403)	—	(10,403)
Net income available to Arch common shareholders				$232,236	$1,007	$233,243

Underwriting Ratios
Loss ratio	65.4%	67.6%	7.4%	51.7%	73.4%	54.3%
Acquisition expense ratio	16.6%	14.7%	9.5%	14.3%	21.5%	15.2%
Other operating expense ratio	17.0%	10.5%	13.3%	14.2%	5.7%	13.2%
Combined ratio	99.0%	92.8%	30.2%	80.2%	100.6%	82.7%

Goodwill and intangible assets	$20,724	$—	$564,634	$585,358	$7,650	$593,008

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘UGC transaction costs and other.’

ARCH CAPITAL	15	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$743,902	$453,186	$336,226	$1,533,142	$152,813	$1,609,659
Premiums ceded	(247,446)	(115,262)	(62,314)	(424,850)	(12,410)	(360,964)
Net premiums written	496,456	337,924	273,912	1,108,292	140,403	1,248,695
Change in unearned premiums	21,118	(23,222)	(16,068)	(18,172)	10,351	(7,821)
Net premiums earned	517,574	314,702	257,844	1,090,120	150,754	1,240,874
Other underwriting income (loss)	—	(279)	4,277	3,998	824	4,822
Losses and loss adjustment expenses	(350,939)	(207,606)	(20,694)	(579,239)	(110,621)	(689,860)
Acquisition expenses	(78,872)	(51,151)	(25,666)	(155,689)	(34,747)	(190,436)
Other operating expenses	(92,267)	(36,711)	(32,150)	(161,128)	(8,853)	(169,981)
Underwriting income (loss)	$(4,504)	$18,955	$183,611	198,062	(2,643)	195,419

Net investment income				92,520	18,604	111,124
Net realized gains (losses)				18,046	3,689	21,735
Net impairment losses recognized in earnings				(1,730)	—	(1,730)
Equity in net income (loss) of investment funds accounted for using the equity method				32,706	—	32,706
Other income (loss)				(1,994)	—	(1,994)
Corporate expenses (2)				(22,201)	—	(22,201)
UGC transaction costs and other (2)				(2,675)	—	(2,675)
Amortization of intangible assets				(30,824)	—	(30,824)
Interest expense				(25,912)	(2,837)	(28,749)
Net foreign exchange gains (losses)				(37,821)	(1,722)	(39,543)
Income before income taxes				218,177	15,091	233,268
Income tax expense				(34,169)	—	(34,169)
Net income				184,008	15,091	199,099
Dividends attributable to redeemable noncontrolling interests				—	(4,586)	(4,586)
Amounts attributable to nonredeemable noncontrolling interests				—	(9,346)	(9,346)
Net income available to Arch				184,008	1,159	185,167
Preferred dividends				(11,349)	—	(11,349)
Net income available to Arch common shareholders				$172,659	$1,159	$173,818

Underwriting Ratios
Loss ratio	67.8%	66.0%	8.0%	53.1%	73.4%	55.6%
Acquisition expense ratio	15.2%	16.3%	10.0%	14.3%	23.0%	15.3%
Other operating expense ratio	17.8%	11.7%	12.5%	14.8%	5.9%	13.7%
Combined ratio	100.8%	94.0%	30.5%	82.2%	102.3%	84.6%

Goodwill and intangible assets	$24,480	$609	$680,236	$705,325	$7,650	$712,975

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘UGC transaction costs and other.’

ARCH CAPITAL	16	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,592,750	$1,067,810	$652,168	$3,312,807	$389,045	$3,534,758
Premiums ceded	(492,445)	(331,977)	(97,004)	(921,505)	(68,907)	(823,318)
Net premiums written	1,100,305	735,833	555,164	2,391,302	320,138	2,711,440
Change in unearned premiums	(15,119)	(116,343)	15,556	(115,906)	(23,872)	(139,778)
Net premiums earned	1,085,186	619,490	570,720	2,275,396	296,266	2,571,662
Other underwriting income (loss)	—	1,103	6,731	7,834	1,389	9,223
Losses and loss adjustment expenses	(711,195)	(371,631)	(65,057)	(1,147,883)	(215,130)	(1,363,013)
Acquisition expenses	(175,839)	(98,461)	(54,304)	(328,604)	(65,610)	(394,214)
Other operating expenses	(184,654)	(71,249)	(77,500)	(333,403)	(17,793)	(351,196)
Underwriting income (loss)	$13,498	$79,252	$380,590	473,340	(878)	472,462

Net investment income				208,004	54,388	262,392
Net realized gains (losses)				(171,404)	(16,205)	(187,609)
Net impairment losses recognized in earnings				(632)	—	(632)
Equity in net income (loss) of investment funds accounted for using the equity method				36,541	—	36,541
Other income (loss)				3,187	—	3,187
Corporate expenses (2)				(30,086)	—	(30,086)
UGC transaction costs and other (2)				(7,738)	—	(7,738)
Amortization of intangible assets				(53,208)	—	(53,208)
Interest expense				(51,965)	(9,015)	(60,980)
Net foreign exchange gains (losses)				31,172	2,813	33,985
Income before income taxes				437,211	31,103	468,314
Income tax expense				(45,556)	(27)	(45,583)
Net income				391,655	31,076	422,731
Dividends attributable to redeemable noncontrolling interests				—	(9,170)	(9,170)
Amounts attributable to nonredeemable noncontrolling interests				—	(19,492)	(19,492)
Net income available to Arch				391,655	2,414	394,069
Preferred dividends				(20,840)	—	(20,840)
Loss on redemption of preferred shares				(2,710)	—	(2,710)
Net income available to Arch common shareholders				$368,105	$2,414	$370,519

Underwriting Ratios
Loss ratio	65.5%	60.0%	11.4%	50.4%	72.6%	53.0%
Acquisition expense ratio	16.2%	15.9%	9.5%	14.4%	22.1%	15.3%
Other operating expense ratio	17.0%	11.5%	13.6%	14.7%	6.0%	13.7%
Combined ratio	98.7%	87.4%	34.5%	79.5%	100.7%	82.0%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘UGC transaction costs and other.’

ARCH CAPITAL	17	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,526,183	$928,968	$684,849	$3,139,828	$306,933	$3,267,649
Premiums ceded	(481,541)	(281,354)	(136,239)	(898,962)	(22,844)	(742,694)
Net premiums written	1,044,642	647,614	548,610	2,240,866	284,089	2,524,955
Change in unearned premiums	(21,422)	(88,061)	(46,243)	(155,726)	(11,338)	(167,064)
Net premiums earned	1,023,220	559,553	502,367	2,085,140	272,751	2,357,891
Other underwriting income (loss)	—	(585)	8,400	7,815	1,640	9,455
Losses and loss adjustment expenses	(683,580)	(313,060)	(49,759)	(1,046,399)	(196,031)	(1,242,430)
Acquisition expenses	(153,740)	(97,298)	(54,432)	(305,470)	(67,255)	(372,725)
Other operating expenses	(180,393)	(74,244)	(74,020)	(328,657)	(16,043)	(344,700)
Underwriting income (loss)	$5,507	$74,366	$332,556	412,429	(4,938)	407,491

Net investment income				188,332	40,666	228,998
Net realized gains (losses)				46,558	9,330	55,888
Net impairment losses recognized in earnings				(3,537)	—	(3,537)
Equity in net income (loss) of investment funds accounted for using the equity method				80,794	—	80,794
Other income (loss)				(2,776)	—	(2,776)
Corporate expenses (2)				(34,409)	—	(34,409)
UGC transaction costs and other (2)				(18,259)	—	(18,259)
Amortization of intangible assets				(62,118)	—	(62,118)
Interest expense				(51,668)	(5,757)	(57,425)
Net foreign exchange gains (losses)				(57,666)	(1,281)	(58,947)
Income before income taxes				497,680	38,020	535,700
Income tax expense				(62,566)	—	(62,566)
Net income				435,114	38,020	473,134
Dividends attributable to redeemable noncontrolling interests				—	(9,170)	(9,170)
Amounts attributable to nonredeemable noncontrolling interests				—	(25,670)	(25,670)
Net income available to Arch				435,114	3,180	438,294
Preferred dividends				(22,567)	—	(22,567)
Net income available to Arch common shareholders				$412,547	$3,180	$415,727

Underwriting Ratios
Loss ratio	66.8%	55.9%	9.9%	50.2%	71.9%	52.7%
Acquisition expense ratio	15.0%	17.4%	10.8%	14.6%	24.7%	15.8%
Other operating expense ratio	17.6%	13.3%	14.7%	15.8%	5.9%	14.6%
Combined ratio	99.4%	86.6%	35.4%	80.6%	102.5%	83.1%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘UGC transaction costs and other.’

ARCH CAPITAL	18	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reserve for losses and loss adjustment expenses at beginning of period	$11,496,205	$10,296,821	$11,383,792	$10,200,960
Unpaid losses and loss adjustment expenses recoverable	2,446,990	2,095,130	2,464,910	2,083,575
Net reserve for losses and loss adjustment expenses at beginning of period	9,049,215	8,201,691	8,918,882	8,117,385

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	790,742	759,261	1,478,627	1,395,037
Prior years	(64,589)	(69,401)	(115,614)	(152,607)
Total net incurred losses and loss adjustment expenses	726,153	689,860	1,363,013	1,242,430

Retroactive reinsurance transaction (1)	(420,404)	—	(420,404)	—

Net foreign exchange (gains) losses	(118,542)	75,295	(74,528)	106,574

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(59,022)	(80,499)	(95,022)	(115,502)
Prior years	(404,812)	(482,046)	(919,353)	(946,586)
Total net paid losses and loss adjustment expenses	(463,834)	(562,545)	(1,014,375)	(1,062,088)

Net reserve for losses and loss adjustment expenses at end of period	8,772,588	8,404,301	8,772,588	8,404,301
Unpaid losses and loss adjustment expenses recoverable	2,651,749	2,116,210	2,651,749	2,116,210
Reserve for losses and loss adjustment expenses at end of period	$11,424,337	$10,520,511	$11,424,337	$10,520,511

(1)
During the 2018 second quarter, a subsidiary of the Company entered into a retroactive reinsurance transaction with a third party reinsurer to reinsure run-off liabilities associated with certain discontinued U.S. specialty casualty and program exposures.

Development on Prior Year Loss Reserves

2018 Second Quarter

During the 2018 second quarter, the Company recorded net favorable development on prior year loss reserves of $64.6 million, which consisted of $33.0 million from the reinsurance segment, $6.1 million from the insurance segment, $23.3 million from the mortgage segment and $2.2 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $33.0 million, or 9.7 loss ratio points, for the 2018 second quarter consisted of $22.2 million from short-tailed lines and $10.8 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $19.3 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed and medium-tailed lines reflected reductions in marine reserves of $3.8 million, across most accident years, and in casualty reserves of $6.9 million based on varying levels of reported and paid claims activity, primarily from the 2003 to 2010 underwriting years.
The insurance segment’s net favorable development of $6.1 million, or 1.1 loss ratio points, for the 2018 second quarter consisted of $13.9 million of net favorable development in short-tailed lines and $14.3 million of net favorable development in long-tailed lines, partially offset by $22.1 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2010 to 2017 accident years (i.e., the year in which a loss occurred) while net favorable development in long-tailed lines primarily resulted from reductions in executive assurance reserves of $6.9 million, primarily from the 2007 to 2011 accident years, and in healthcare reserves of $4.9 million, primarily from the 2003 accident year. Net adverse development in medium-tailed lines reflected $11.6 million of adverse development in program business, primarily driven by a few inactive programs that were non-renewed in 2015 and early in 2016 and $18.0 million of adverse development on

ARCH CAPITAL	19	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

contract binding business, primarily from the 2014 to 2016 accident years. Such amounts were partially offset by $7.6 million of net favorable development in other medium-tailed lines, including professional liability and surety business, across most accident years.
The mortgage segment’s net favorable development was $23.3 million, or 8.0 loss ratio points, for the 2018 second quarter. The 2018 second quarter development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business at Arch MI U.S.
2017 Second Quarter
During the 2017 second quarter, the Company recorded net favorable development on prior year loss reserves of $69.4 million, which consisted of $39.5 million from the reinsurance segment, $2.0 million from the insurance segment, $29.8 million from the mortgage segment and adverse development of $1.9 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $39.5 million, or 12.6 loss ratio points, for the 2017 second quarter consisted of $28.1 million from short-tailed lines and $11.4 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $16.9 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years, reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $9.0 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2004 underwriting years, and favorable development in marine reserves of $2.4 million across most underwriting years.
The insurance segment’s net favorable development of $2.0 million, or 0.4 loss ratio points, for the 2017 second quarter consisted of $5.3 million of net favorable development in short-tailed lines, partially offset by $3.3 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2012 to 2016 accident years. Net adverse development in medium-tailed and long-tailed lines reflected $12.2 million of adverse development on programs, primarily on a small number of programs in the 2014 and 2015 accident years, and $8.9 million on construction reserves across various accident years. Such amounts were partially offset by net favorable development of $17.8 million in other medium-tailed lines, primarily in professional liability with $12.1 million of favorable development across most accident years, and surety with $3.6 million of favorable development.

The mortgage segment’s net favorable development was $29.8 million, or 11.5 loss ratio points, for the 2017 second quarter. The 2017 second quarter development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business at Arch MI U.S.
Six Months Ended June 30, 2018
During the six months ended June 30, 2018, the Company recorded net favorable development on prior year loss reserves of $115.6 million, which consisted of $69.6 million from the reinsurance segment, $8.2 million from the insurance segment, $36.3 million from the mortgage segment and $1.6 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $69.6 million, or 11.2 loss ratio points, for the 2018 period consisted of $51.1 million from short-tailed lines and $18.5 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $40.4 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years, reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $8.1 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2010 underwriting years, and favorable development in marine reserves of $10.0 million across most underwriting years.
The insurance segment’s net favorable development of $8.2 million, or 0.8 loss ratio points, for the 2018 period consisted of $22.7 million of net favorable development in short-tailed lines and $17.2 million of net favorable development in long-tailed lines, partially offset by $31.7 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2010 and 2017 accident years. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves of $7.5 million, primarily from the 2008 to 2015 accident years, and in healthcare reserves of $7.0 million, primarily from the 2003 accident year. Net adverse development in medium-tailed lines reflected $21.9 million of adverse development in program business, primarily driven by a few inactive programs that were non-renewed in 2015 and early in 2016 and $25.6 million of adverse development on contract binding business, primarily from the 2014 to 2016 accident years. Such amounts were partially offset by $15.8 million of net favorable development in other medium-tailed lines, including professional liability and surety business, across most accident years.
The mortgage segment’s net favorable development was $36.3 million, or 6.4 loss ratio points, for the 2018 period. The 2018

ARCH CAPITAL	20	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business at Arch MI U.S.
Six Months Ended June 30, 2017
During the six months ended June 30, 2017, the Company recorded net favorable development on prior year loss reserves of $152.6 million, which consisted of $96.8 million from the reinsurance segment, $4.1 million from the insurance segment, $53.4 million from the mortgage segment and adverse development of $1.7 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $96.8 million, or 17.3 loss ratio points, for the 2017 period consisted of $68.9 million from short-tailed lines and $27.9 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $51.0 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years, reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $15.6 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2013 underwriting years, and favorable development in marine reserves of $12.3 million across most underwriting years.
The insurance segment’s net favorable development of $4.1 million, or 0.4 loss ratio points, for the 2017 period consisted of $7.2 million of net favorable development in short-tailed lines and $6.6 million of net favorable development in long-tailed lines, partially offset by $9.7 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2011 to 2016 accident years. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves from the 2008 to 2014 accident years and reductions in healthcare reserves across various accident years, partially offset by $13.4 million of net adverse development on construction reserves across various accident years. Net adverse development in medium-tailed lines primarily resulted from an increase in programs of $26.4 million stemming in part from development on a small number of programs in the 2013 to 2015 accident years, partially offset by net favorable development of $16.7 million in other medium-tailed lines, primarily in professional liability and surety.
The mortgage segment’s net favorable development was $53.4 million, or 10.6 loss ratio points, for the 2017 period. The 2017 development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business at Arch MI U.S.

ARCH CAPITAL	21	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    Investment Information

At June 30, 2018, total investable assets of $21.82 billion included $19.17 billion held by the Company and $2.65 billion attributable to Watford Re.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
June 30, 2018
Fixed maturities (1):
Corporate bonds	$5,535,763	$7,199	$(103,978)	$5,632,542	$(69)
Mortgage backed securities	488,699	1,699	(4,742)	491,742	(15)
Municipal bonds	1,431,256	7,371	(22,047)	1,445,932	—
Commercial mortgage backed securities	590,198	776	(13,222)	602,644	—
U.S. government and government agencies	2,788,272	6,216	(19,577)	2,801,633	—
Non-U.S. government securities	1,692,783	17,124	(27,480)	1,703,139	—
Asset backed securities	1,820,489	3,310	(16,574)	1,833,753	—
Total	14,347,460	43,695	(207,620)	14,511,385	(84)
Equity securities (3)
Other investments	—	—	—	—	—
Short-term investments	1,096,798	338	(72)	1,096,532	—
Total	$15,444,258	$44,033	$(207,692)	$15,607,917	$(84)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$4,434,439	$30,943	$(32,340)	$4,435,836	$(73)
Mortgage backed securities	316,141	1,640	(2,561)	317,062	(15)
Municipal bonds	2,158,840	20,285	(12,308)	2,150,863	—
Commercial mortgage backed securities	545,817	2,131	(4,268)	547,954	—
U.S. government and government agencies	3,484,257	2,188	(28,769)	3,510,838	—
Non-U.S. government securities	1,612,754	48,764	(17,321)	1,581,311	—
Asset backed securities	1,780,143	5,147	(8,614)	1,783,610	—
Total	14,332,391	111,098	(106,181)	14,327,474	(88)
Equity securities	504,333	88,739	(5,583)	421,177	—
Other investments	264,989	66,946	(120)	198,163	—
Short-term investments	1,469,042	650	(563)	1,468,955	—
Total	$16,570,755	$267,433	$(112,447)	$16,415,769	$(88)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2018, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.2 million, compared to a net unrealized gain of $0.3 million at December 31, 2017.

(3)
Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments (see Note 2). As a result, equity securities are no longer accounted for as available for sale and are excluded from this table.

ARCH CAPITAL	22	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2018
Fixed maturities (1):
Corporate bonds	$4,541,077	$(94,563)	$236,332	$(9,415)	$4,777,409	$(103,978)
Mortgage backed securities	296,876	(4,618)	708	(124)	297,584	(4,742)
Municipal bonds	814,694	(16,888)	109,913	(5,159)	924,607	(22,047)
Commercial mortgage backed securities	351,013	(9,067)	56,382	(4,155)	407,395	(13,222)
U.S. government and government agencies	1,957,338	(18,470)	41,069	(1,107)	1,998,407	(19,577)
Non-U.S. government securities	1,243,055	(24,034)	160,434	(3,446)	1,403,489	(27,480)
Asset backed securities	1,377,269	(14,096)	110,507	(2,478)	1,487,776	(16,574)
Total	10,581,322	(181,736)	715,345	(25,884)	11,296,667	(207,620)
Equity securities (2)
Other investments	—	—	—	—	—	—
Short-term investments	53,937	(72)	—	—	53,937	(72)
Total	$10,635,259	$(181,808)	$715,345	$(25,884)	$11,350,604	$(207,692)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$2,320,716	$(25,411)	$279,082	$(6,929)	$2,599,798	$(32,340)
Mortgage backed securities	221,113	(1,715)	28,380	(846)	249,493	(2,561)
Municipal bonds	1,030,389	(8,438)	132,469	(3,870)	1,162,858	(12,308)
Commercial mortgage backed securities	225,164	(1,899)	57,291	(2,369)	282,455	(4,268)
U.S. government and government agencies	2,646,415	(26,501)	111,879	(2,268)	2,758,294	(28,769)
Non-U.S. government securities	1,218,514	(15,546)	93,530	(1,775)	1,312,044	(17,321)
Asset backed securities	1,111,246	(5,915)	209,207	(2,699)	1,320,453	(8,614)
Total	8,773,557	(85,425)	911,838	(20,756)	9,685,395	(106,181)
Equity securities	166,562	(5,583)	—	—	166,562	(5,583)
Other investments	15,025	(120)	—	—	15,025	(120)
Short-term investments	109,528	(563)	—	—	109,528	(563)
Total	$9,064,672	$(91,691)	$911,838	$(20,756)	$9,976,510	$(112,447)

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

At June 30, 2018, on a lot level basis, approximately 5,440 security lots out of a total of approximately 7,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.7 million. At December 31, 2017, on a lot level basis, approximately 3,830 security lots out of a total of approximately 7,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.3 million.

ARCH CAPITAL	23	2018 SECOND QUARTER FORM 10-Q

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

	June 30, 2018		December 31, 2017
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$344,007	$343,938	$550,711	$548,771
Due after one year through five years	8,154,773	8,235,481	7,436,153	7,434,801
Due after five years through 10 years	2,703,341	2,756,097	3,369,635	3,369,750
Due after 10 years	245,953	247,730	333,791	325,526
	11,448,074	11,583,246	11,690,290	11,678,848
Mortgage backed securities	488,699	491,742	316,141	317,062
Commercial mortgage backed securities	590,198	602,644	545,817	547,954
Asset backed securities	1,820,489	1,833,753	1,780,143	1,783,610
Total (1)	$14,347,460	$14,511,385	$14,332,391	$14,327,474

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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short term investments. At June 30, 2018, the fair value of the cash collateral received on securities lending was $28.0 million and the fair value of security collateral received was $209.0 million. At December 31, 2017, the fair value of the cash collateral received on securities lending was $199.9 million, and the fair value of security collateral received was $276.7 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
June 30, 2018
U.S. government and government agencies	$147,509	$—	$48,268	$—	$195,777
Corporate bonds	29,265	—	—	—	29,265
Equity securities	11,906	—	—	—	11,906
Total	$188,680	$—	$48,268	$—	$236,948
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 9					$—
Amounts related to securities lending not included in offsetting disclosure in Note 9					$236,948

December 31, 2017
U.S. government and government agencies	$343,425	$20,309	$76,086	$—	$439,820
Corporate bonds	28,003	—	—	—	28,003
Equity securities	8,782	—	—	—	8,782
Total	$380,210	$20,309	$76,086	$—	$476,605
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 9					$—
Amounts related to securities lending not included in offsetting disclosure in Note 9					$476,605

ARCH CAPITAL	24	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	June 30, 2018	December 31, 2017
Available for sale securities:
Asian and emerging markets	$—	$135,140
Investment grade fixed income	—	53,878
Credit related funds	—	18,365
Other	—	57,606
Total available for sale (1)	—	264,989
Fair value option:
Term loan investments (par value: $1,321,154 and $1,223,453)	$1,286,305	$1,200,882
Mezzanine debt funds	257,750	252,160
Credit related funds	199,437	175,422
Investment grade fixed income	98,240	102,347
Asian and emerging markets	350,308	258,541
Other (2)	136,864	147,029
Total fair value option	2,328,904	2,136,381
Total	$2,328,904	$2,401,370

(1)
The Company reviewed the accounting treatment for three limited partnership investments which were accounted for as available for sale at December 31, 2017 during the 2018 first quarter and determined, based on reconsideration during the period of the Company’s percentage ownership, that the equity method of accounting was appropriate for such investments.

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

Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	June 30, 2018	December 31, 2017
Fixed maturities	$1,428,503	$1,642,855
Other investments	2,328,904	2,136,381
Short-term investments	217,066	297,426
Equity securities	137,138	139,575
Investments accounted for using the fair value option	$4,111,611	$4,216,237
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2018	December 31, 2017
Investments accounted for using the equity method (1)	$1,292,573	$1,041,321
Investments accounted for using the fair value option (2)	130,471	130,471
Total	$1,423,044	$1,171,792

(1)	Aggregate unfunded commitments were $994.7 million at June 30, 2018, compared to $1.02 billion at December 31, 2017.

(2)	Aggregate unfunded commitments were $91.0 million at June 30, 2018, compared to $100.4 million at December 31, 2017.

ARCH CAPITAL	25	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2018	2017
Three Months Ended
Fixed maturities	$115,110	$94,270
Equity securities	4,777	3,654
Short-term investments	4,392	2,016
Other (1)	38,168	34,076
Gross investment income	162,447	134,016
Investment expenses	(26,779)	(22,892)
Net investment income	$135,668	$111,124

Six Months Ended
Fixed maturities	$222,997	$188,663
Equity securities	7,345	6,297
Short-term investments	9,252	3,775
Other (1)	75,542	73,656
Gross investment income	315,136	272,391
Investment expenses	(52,744)	(43,393)
Net investment income	$262,392	$228,998

(1)	Includes income distributions from investment funds, term loan investments and other items.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $8.5 million of equity in net income related to investment funds accounted for using the equity method in the 2018 second quarter, compared to $32.7 million for the 2017 second quarter, and $36.5 million for the six months ended June 30, 2018, compared to $80.8 million for the 2017 period. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding net impairment losses recognized in earnings:

	June 30,
	2018	2017
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$18,777	$76,730
Gross losses on investment sales	(57,711)	(52,619)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(22,927)	9,656
Other investments	(254)	637
Equity securities	1,230	2,829
Short-term investments	(136)	3,328
Equity securities, at fair value (1):
Net realized gains (losses) on sales during the period	(5,918)	—
Net unrealized gains (losses) on equity securities still held at reporting date	(7,278)	—
Derivative instruments (2)	(2,146)	(4,770)
Other (3)	(248)	(14,056)
Net realized gains (losses)	$(76,611)	$21,735

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$33,742	$145,905
Gross losses on investment sales	(140,262)	(113,981)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(40,478)	30,197
Other investments	(6,628)	17,885
Equity securities	7,898	6,374
Short-term investments	(287)	3,332
Equity securities, at fair value (1):
Net realized gains (losses) on sales during the period	(11,286)	—
Net unrealized gains (losses) on equity securities still held at reporting date	(14,861)	—
Derivative instruments (2)	(6,109)	(13,951)
Other (3)	(9,338)	(19,873)
Net realized gains (losses)	$(187,609)	$55,888

(1)	Pursuant to new accounting guidance (see Note 2), changes in fair value on equity securities are recorded through net income effective January 1, 2018.

(2)	See Note 9 for information on the Company’s derivative instruments.

(3)	Includes the re-measurement of contingent consideration liability amounts.

ARCH CAPITAL	26	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Impairment Losses Recognized in Earnings
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.
The following table details the net impairment losses recognized in earnings by asset class:

	June 30,
	2018	2017
Three Months Ended
Fixed maturities:
Mortgage backed securities	$(81)	$(92)
Corporate bonds	(241)	(1,401)
Asset backed securities	(148)	—
Municipal bonds	—	(173)
Total	(470)	(1,666)
Other investments	—	(64)
Net impairment losses recognized in earnings	$(470)	$(1,730)

Six Months Ended
Fixed maturities:
Mortgage backed securities	$(123)	$(1,411)
Corporate bonds	(361)	(1,402)
Non-U.S. government securities	—	(198)
Asset backed securities	(148)	—
Municipal bonds	—	(173)
Total	(632)	(3,184)
Equity securities	—	(186)
Other investments	—	(167)
Net impairment losses recognized in earnings	$(632)	$(3,537)

Net impairment losses recognized in earnings in the 2018 periods were primarily related to foreign currency fluctuations on corporate bonds and asset backed securities.
The Company believes that the $0.1 million of OTTI included in accumulated other comprehensive income at June 30, 2018 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At June 30, 2018, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	June 30,
	2018	2017
Three Months Ended
Balance at start of period	$767	$12,537
Credit loss impairments recognized on securities not previously impaired	—	31
Credit loss impairments recognized on securities previously impaired	—	172
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(69)	(8,303)
Balance at end of period	$698	$4,437

Six Months Ended
Balance at start of year	$767	$13,138
Credit loss impairments recognized on securities not previously impaired	—	31
Credit loss impairments recognized on securities previously impaired	—	195
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(69)	(8,927)
Balance at end of period	$698	$4,437
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
The following table details the value of the Company’s restricted assets:

	June 30, 2018	December 31, 2017
Assets used for collateral or guarantees:
Affiliated transactions	$4,549,122	$4,323,726
Third party agreements	1,537,336	1,674,304
Deposits with U.S. regulatory authorities	701,026	616,987
Deposits with non-U.S. regulatory authorities	58,371	55,895
Total restricted assets	$6,845,855	$6,670,912

ARCH CAPITAL	27	2018 SECOND QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2018.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $20.24 billion of financial assets and liabilities measured at fair value at June 30, 2018, approximately $276.8 million, or 1.4%, were priced using non-binding broker-dealer quotes. Of the $20.92 billion of financial assets and liabilities measured at fair value at December 31, 2017, approximately $181.5 million, or 0.9%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	28	2018 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	29	2018 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	30	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2018:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$5,535,763	$—	$5,526,990	$8,773
Mortgage backed securities	488,699	—	488,352	347
Municipal bonds	1,431,256	—	1,431,256	—
Commercial mortgage backed securities	590,198	—	590,169	29
U.S. government and government agencies	2,788,272	2,660,621	127,651	—
Non-U.S. government securities	1,692,783	—	1,692,783	—
Asset backed securities	1,820,489	—	1,820,489	—
Total	14,347,460	2,660,621	11,677,690	9,149

Short-term investments	1,096,798	1,053,661	43,137	—

Equity securities, at fair value	546,075	493,975	52,100	—

Derivative instruments (4)	31,623	—	31,623	—

Fair value option:
Corporate bonds	936,840	—	925,505	11,335
Non-U.S. government bonds	132,162	—	132,162	—
Mortgage backed securities	16,410	—	16,410	—
Municipal bonds	7,082	—	7,082	—
Commercial mortgage backed securities	1,306	—	1,306	—
Asset backed securities	214,718	—	214,718	—
U.S. government and government agencies	119,985	119,875	110	—
Short-term investments	217,066	19,869	197,197	—
Equity securities	137,138	65,400	71,738	—
Other investments	1,260,645	65,665	1,136,766	58,214
Other investments measured at net asset value (2)	1,068,259
Total	4,111,611	270,809	2,702,994	69,549

Total assets measured at fair value	$20,133,567	$4,479,066	$14,507,544	$78,698

Liabilities measured at fair value:
Contingent consideration liabilities	$(63,930)	$—	$—	$(63,930)
Securities sold but not yet purchased (3)	(24,529)	—	(24,529)	—
Derivative instruments (4)	(22,398)	—	(22,398)	—
Total liabilities measured at fair value	$(110,857)	$—	$(46,927)	$(63,930)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 9, “Derivative Instruments.”

ARCH CAPITAL	31	2018 SECOND QUARTER FORM 10-Q

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 9, “Derivative Instruments.”

ARCH CAPITAL	32	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets					Liabilities
s	Available For Sale		Fair Value Option
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Total	Contingent Consideration Liabilities
Three Months Ended June 30, 2018
Balance at beginning of period	$5,413	$9,152	$11,872	$58,452	$84,889	$(62,449)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	3	—	(537)	336	(198)	(1,481)
Included in other comprehensive income	(4)	(316)	—	—	(320)	—
Purchases, issuances, sales and settlements
Purchases	—	393	—	—	393	—
Issuances	—	—	—	—	—	—
Sales	(5,003)	—	—	(74)	(5,077)	—
Settlements	(33)	(456)	—	(500)	(989)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$376	$8,773	$11,335	$58,214	$78,698	$(63,930)

Three Months Ended June 30, 2017
Balance at beginning of period	$10,637	$18,601	$—	$25,000	$54,238	$(125,544)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	3,072	636	—	—	3,708	(3,441)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	4,935	—	—	4,935	—
Issuances	—	—	—	—	—	—
Sales	(13,640)	(12,602)	—	—	(26,242)	—
Settlements	(69)	—	—	—	(69)	71,739
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$—	$11,570	$—	$25,000	$36,570	$(57,246)

Six Months Ended June 30, 2018
Balance at beginning of year	$5,927	$9,460	$12,217	$59,167	$86,771	$(60,996)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	4	—	(612)	(379)	(987)	(2,934)
Included in other comprehensive income	(8)	(168)	—	—	(176)	—
Purchases, issuances, sales and settlements
Purchases	—	393	—	—	393	—
Issuances	—	—	—	—	—	—
Sales	(5,003)	—	—	(74)	(5,077)	—
Settlements	(544)	(912)	(270)	(500)	(2,226)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$376	$8,773	$11,335	$58,214	$78,698	$(63,930)

Six Months Ended June 30, 2017
Balance at beginning of year	$11,289	$18,344	$—	$25,000	$54,633	$(122,350)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	3,779	893	—	—	4,672	(7,087)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	4,935	—	—	4,935	—
Issuances	—	—	—	—	—	—
Sales	(13,640)	(12,602)	—	—	(26,242)	—
Settlements	(1,428)	—	—	—	(1,428)	72,191
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$—	$11,570	$—	$25,000	$36,570	$(57,246)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2018, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.89 billion. At December 31, 2017, Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $2.04 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
June 30, 2018
Futures contracts (2)	$556	$(3,425)	$1,276,189
Foreign currency forward contracts (2)	18,183	(7,732)	1,072,743
TBAs (3)	14,761	—	14,480
Other (2)	12,884	(11,241)	1,924,299
Total	$46,384	$(22,398)

December 31, 2017
Futures contracts (2)	$3,371	$(1,542)	$1,452,497
Foreign currency forward contracts (2)	4,478	(4,381)	686,941
TBAs (3)	27,184	—	27,066
Other (2)	7,898	(14,541)	1,457,345
Total	$42,931	$(20,464)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2018 or December 31, 2017.
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
At June 30, 2018, asset derivatives and liability derivatives of $44.0 million and $20.1 million, respectively, were subject to a master netting agreement, compared to $40.6 million and $19.6 million, respectively, at December 31, 2017. The

ARCH CAPITAL	34	2018 SECOND QUARTER FORM 10-Q

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
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	June 30,
hedging instruments:	2018	2017

Three Months Ended
Net realized gains (losses):
Futures contracts	$(240)	$(5,310)
Foreign currency forward contracts	(1,692)	(272)
TBAs	—	86
Other	(214)	726
Total	$(2,146)	$(4,770)

Six Months Ended
Net realized gains (losses):
Futures contracts	$4,790	$2,410
Foreign currency forward contracts	(7,616)	(12,038)
TBAs	(97)	21
Other	(3,186)	(4,344)
Total	$(6,109)	$(13,951)

10.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.63 billion at June 30, 2018, compared to $1.70 billion at December 31, 2017.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $60.9 million for the six months ended June 30, 2018, compared to $58.0 million for the 2017 period.

11.	Variable Interest Entities and Noncontrolling Interests

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

ARCH CAPITAL	35	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford Re are reported:

	June 30,	December 31,
	2018	2017
Assets
Investments accounted for using the fair value option	$2,385,316	$2,426,066
Fixed maturities available for sale, at fair value	279,177	—
Equity securities, at fair value	63,010	—
Cash	45,644	54,503
Accrued investment income	18,108	18,261
Premiums receivable	232,842	177,492
Reinsurance recoverable on unpaid and paid losses and LAE	54,299	42,777
Ceded unearned premiums	55,853	24,762
Deferred acquisition costs	88,752	85,961
Receivable for securities sold	31,387	36,374
Goodwill and intangible assets	7,650	7,650
Other assets	75,478	140,808
Total assets of consolidated VIE	$3,337,516	$3,014,654

Liabilities
Reserves for losses and loss adjustment expenses	$899,395	$798,262
Unearned premiums	384,537	330,644
Reinsurance balances payable	41,185	18,424
Revolving credit agreement borrowings	447,289	441,132
Payable for securities purchased	132,164	42,501
Other liabilities	244,320	215,186
Total liabilities of consolidated VIE	$2,148,890	$1,846,149

Redeemable noncontrolling interests	$220,805	$220,622
For the six months ended June 30, 2018, Watford Re generated $92.4 million of cash provided by operating activities, $168.0 million of cash used for investing activities and $2.1 million of cash used for financing activities, compared to $134.4 million of cash provided by operating activities, $63.5 million of cash used for investing activities and $76.4 million of cash used for financing activities for the six months ended June 30, 2017.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at June 30, 2018. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’

The following table sets forth activity in the non-redeemable noncontrolling interests:

	June 30,
	2018	2017
Three Months Ended
Balance, beginning of period	$854,112	$868,186
Amounts attributable to noncontrolling interests	8,116	9,346
Other comprehensive income attributable to noncontrolling interests	(1,075)	(76)
Balance, end of period	$861,153	$877,456

Six Months Ended
Balance, beginning of year	$843,411	$851,854
Amounts attributable to noncontrolling interests	19,492	25,670
Other comprehensive income attributable to noncontrolling interests	(1,750)	(68)
Balance, end of period	$861,153	$877,456
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
The following table sets forth activity in the redeemable non-controlling interests:

	June 30,
	2018	2017
Three Months Ended
Balance, beginning of period	$206,013	$205,644
Accretion of preference share issuance costs	92	92
Balance, end of period	$206,105	$205,736

Six Months Ended
Balance, beginning of year	$205,922	$205,553
Accretion of preference share issuance costs	183	183
Balance, end of period	$206,105	$205,736

ARCH CAPITAL	36	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The portion of Watford Re’s income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	June 30,
	2018	2017
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(8,116)	$(9,346)
Dividends attributable to redeemable noncontrolling interests	(4,585)	(4,586)
Net (income) loss attributable to noncontrolling interests	$(12,701)	$(13,932)

Six Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(19,492)	$(25,670)
Dividends attributable to redeemable noncontrolling interests	(9,170)	(9,170)
Net (income) loss attributable to noncontrolling interests	$(28,662)	$(34,840)
Bellemeade Re
The Company has entered into various aggregate excess of loss reinsurance agreements with Bellemeade Re I Ltd. (July 2015), with Bellemeade Re II Ltd. (May 2016), with Bellemeade 2017-1 Ltd. (October 2017) and with Bellemeade 2018-1 Ltd. (April 2018) (the “Bellemeade Agreements”), special purpose reinsurance companies domiciled in Bermuda. At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that Bellemeade Re I Ltd., Bellemeade Re II Ltd., Bellemeade 2017-1 Ltd. and Bellemeade 2018-1 Ltd. are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to the economic performance of Bellemeade Re I Ltd., Bellemeade Re II Ltd., Bellemeade 2017-1 Ltd. and Bellemeade 2018-1 Ltd., the Company does not consolidate such companies in its consolidated financial statements.

The following table presents total assets of the Bellemeade entities, as well as the Company’s maximum exposure to loss associated with these VIEs as of June 30, 2018 and December 31, 2017:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
June 30, 2018
Bellemeade Re I Ltd.	$69,079	$263	$469	$732
Bellemeade Re II Ltd.	55,388	14	110	124
Bellemeade 2017-1 Ltd.	329,030	815	1,759	2,574
Bellemeade 2018-1 Ltd.	374,460	1,242	2,050	3,292
Total	$827,957	$2,334	$4,388	$6,722
December 31, 2017
Bellemeade Re I Ltd.	$92,390	$471	$832	$1,303
Bellemeade Re II Ltd.	135,201	20	527	547
Bellemeade 2017-1 Ltd.	347,139	391	1,867	2,258
Total	$574,730	$882	$3,226	$4,108

ARCH CAPITAL	37	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2018	2017	2018	2017

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$(38,935)	$24,111	$(106,521)	$31,924
	Other-than-temporary impairment losses	(470)	(1,730)	(632)	(3,537)
	Total before tax	(39,405)	22,381	(107,153)	28,387
	Income tax (expense) benefit	2,762	(5,157)	8,049	(6,119)
	Net of tax	$(36,643)	$17,224	$(99,104)	$22,268

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(88,034)	$(2,763)	$(85,271)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(39,405)	(2,762)	(36,643)
Foreign currency translation adjustments	(12,701)	(106)	(12,595)
Other comprehensive income (loss)	$(61,330)	$(107)	$(61,223)

Three Months Ended June 30, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$108,011	$15,042	$92,969
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	22,381	5,157	17,224
Foreign currency translation adjustments	18,509	212	18,297
Other comprehensive income (loss)	$104,139	$10,097	$94,042

Six Months Ended June 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(277,977)	$(26,029)	$(251,948)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(107,153)	(8,049)	(99,104)
Foreign currency translation adjustments	(11,269)	44	(11,313)
Other comprehensive income (loss)	$(182,093)	$(17,936)	$(164,157)

Six Months Ended June 30, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$219,483	$25,722	$193,761
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	28,387	6,119	22,268
Foreign currency translation adjustments	21,674	253	21,421
Other comprehensive income (loss)	$212,770	$19,856	$192,914

ARCH CAPITAL	38	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.     Guarantor Financial Information

The following tables present condensed financial information for Arch Capital, Arch-U.S., a 100% owned subsidiary of Arch Capital, and Arch Capital’s other subsidiaries.

	June 30, 2018
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$134	$198,122	$21,353,862	$(14,700)	$21,537,418
Cash	7,033	27,513	492,082	—	526,628
Investments in subsidiaries	9,455,746	4,033,568	—	(13,489,314)	—
Due from subsidiaries and affiliates	—	2	1,849,468	(1,849,470)	—
Premiums receivable	—	—	1,897,517	(546,207)	1,351,310
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,441,528	(5,714,225)	2,727,303
Contractholder receivables	—	—	2,044,322	—	2,044,322
Ceded unearned premiums	—	—	1,821,539	(806,876)	1,014,663
Deferred acquisition costs	—	—	633,454	(63,637)	569,817
Goodwill and intangible assets	—	—	593,008	—	593,008
Other assets	12,978	56,042	1,555,017	(135,386)	1,488,651
Total assets	$9,475,891	$4,315,247	$40,681,797	$(22,619,815)	$31,853,120

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$16,855,050	$(5,430,713)	$11,424,337
Unearned premiums	—	—	4,640,416	(806,876)	3,833,540
Reinsurance balances payable	—	—	957,289	(546,207)	411,082
Contractholder payables	—	—	2,044,322	—	2,044,322
Collateral held for insured obligations	—	—	257,396		257,396
Senior notes	297,101	494,672	941,438	—	1,733,211
Revolving credit agreement borrowings	—	—	572,289	—	572,289
Due to subsidiaries and affiliates	1,824	536,747	1,310,899	(1,849,470)	—
Other liabilities	13,211	29,304	1,785,950	(482,535)	1,345,930
Total liabilities	312,136	1,060,723	29,365,049	(9,115,801)	21,622,107

Redeemable noncontrolling interests	—	—	220,805	(14,700)	206,105

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,163,755	3,254,524	10,234,790	(13,489,314)	9,163,755
Non-redeemable noncontrolling interests	—	—	861,153	—	861,153
Total shareholders’ equity	9,163,755	3,254,524	11,095,943	(13,489,314)	10,024,908

Total liabilities, noncontrolling interests and shareholders’ equity	$9,475,891	$4,315,247	$40,681,797	$(22,619,815)	$31,853,120

ARCH CAPITAL	39	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$96,540	$46,281	$21,711,891	$(14,700)	$21,840,012
Cash	9,997	30,380	565,822	—	606,199
Investments in subsidiaries	9,396,621	4,097,765	—	(13,494,386)	—
Due from subsidiaries and affiliates	394	—	1,828,864	(1,829,258)	—
Premiums receivable	—	—	2,967,701	(1,832,452)	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,442,192	(5,902,049)	2,540,143
Contractholder receivables	—	—	1,978,414	—	1,978,414
Ceded unearned premiums	—	—	2,165,789	(1,239,178)	926,611
Deferred acquisition costs	—	—	693,053	(157,229)	535,824
Goodwill and intangible assets	—	—	652,611	—	652,611
Other assets	13,176	49,585	1,860,505	(86,671)	1,836,595
Total assets	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,236,401	$(5,852,609)	$11,383,792
Unearned premiums	—	—	4,861,491	(1,239,177)	3,622,314
Reinsurance balances payable	—	—	2,155,947	(1,832,451)	323,496
Contractholder payables	—	—	1,978,414	—	1,978,414
Collateral held for insured obligations	—	—	240,183	—	240,183
Senior notes	297,053	494,621	941,210	—	1,732,884
Revolving credit agreement borrowings	—	—	816,132	—	816,132
Due to subsidiaries and affiliates	235	536,919	1,292,104	(1,829,258)	—
Other liabilities	22,838	29,317	1,949,696	(293,343)	1,708,508
Total liabilities	320,126	1,060,857	31,471,578	(11,046,838)	21,805,723

Redeemable noncontrolling interests	—	—	220,622	(14,700)	205,922

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,196,602	3,163,154	10,331,231	(13,494,385)	9,196,602
Non-redeemable noncontrolling interests	—	—	843,411	—	843,411
Total shareholders’ equity	9,196,602	3,163,154	11,174,642	(13,494,385)	10,040,013

Total liabilities, noncontrolling interests and shareholders’ equity	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

ARCH CAPITAL	40	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,336,763	$—	$1,336,763
Net investment income	15	560	157,532	(22,439)	135,668
Net realized gains (losses)	—	—	(76,611)	—	(76,611)
Net impairment losses recognized in earnings	—	—	(470)	—	(470)
Other underwriting income	—	—	3,874	—	3,874
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	8,472	—	8,472
Other income (loss)	2,339	—	774	—	3,113
Total revenues	2,354	560	1,430,334	(22,439)	1,410,809

Expenses
Losses and loss adjustment expenses	—	—	726,153	—	726,153
Acquisition expenses	—	—	202,838	—	202,838
Other operating expenses	—	—	176,181	—	176,181
Corporate expenses	16,642	470	5,400	—	22,512
Amortization of intangible assets	—	—	26,472	—	26,472
Interest expense	5,537	12,013	34,911	(22,117)	30,344
Net foreign exchange (gains) losses	—	—	(43,357)	(10,349)	(53,706)
Total expenses	22,179	12,483	1,128,598	(32,466)	1,130,794

Income (loss) before income taxes	(19,825)	(11,923)	301,736	10,027	280,015
Income tax (expense) benefit	—	2,477	(26,145)	—	(23,668)
Income (loss) before equity in net income of subsidiaries	(19,825)	(9,446)	275,591	10,027	256,347
Equity in net income of subsidiaries	263,471	86,727	—	(350,198)	—
Net income	243,646	77,281	275,591	(340,171)	256,347
Net (income) loss attributable to noncontrolling interests	—	—	(13,023)	322	(12,701)
Net income available to Arch	243,646	77,281	262,568	(339,849)	243,646
Preferred dividends	(10,403)	—	—	—	(10,403)
Net income available to Arch common shareholders	$233,243	$77,281	$262,568	$(339,849)	$233,243

Comprehensive income available to Arch	$183,500	$70,066	$212,802	$(282,868)	$183,500

ARCH CAPITAL	41	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,240,874	$—	$1,240,874
Net investment income	1	184	133,627	(22,688)	111,124
Net realized gains (losses)	—	—	21,735	—	21,735
Net impairment losses recognized in earnings	—	—	(1,730)	—	(1,730)
Other underwriting income	—	—	4,822	—	4,822
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	32,706	—	32,706
Other income (loss)	(437)	—	(1,557)	—	(1,994)
Total revenues	(436)	184	1,430,477	(22,688)	1,407,537

Expenses
Losses and loss adjustment expenses	—	—	689,860	—	689,860
Acquisition expenses	—	—	190,436	—	190,436
Other operating expenses	—	—	169,981	—	169,981
Corporate expenses	21,816	1,309	1,751	—	24,876
Amortization of intangible assets	—	—	30,824	—	30,824
Interest expense	6,075	11,989	33,050	(22,365)	28,749
Net foreign exchange (gains) losses	—	—	29,843	9,700	39,543
Total expenses	27,891	13,298	1,145,745	(12,665)	1,174,269

Income (loss) before income taxes	(28,327)	(13,114)	284,732	(10,023)	233,268
Income tax (expense) benefit	—	4,069	(38,238)	—	(34,169)
Income (loss) before equity in net income of subsidiaries	(28,327)	(9,045)	246,494	(10,023)	199,099
Equity in net income of subsidiaries	213,494	86,156	—	(299,650)	—
Net income	185,167	77,111	246,494	(309,673)	199,099
Net (income) loss attributable to noncontrolling interests	—	—	(14,254)	322	(13,932)
Net income available to Arch	185,167	77,111	232,240	(309,351)	185,167
Preferred dividends	(11,349)	—	—	—	(11,349)
Net income available to Arch common shareholders	$173,818	$77,111	$232,240	$(309,351)	$173,818

Comprehensive income available to Arch	$279,285	$105,302	$475,747	$(581,049)	$279,285

ARCH CAPITAL	42	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$2,571,662	$—	$2,571,662
Net investment income	35	818	306,299	(44,760)	262,392
Net realized gains (losses)	29	(7)	(187,631)	—	(187,609)
Net impairment losses recognized in earnings	—	—	(632)	—	(632)
Other underwriting income	—	—	9,223	—	9,223
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	36,541	—	36,541
Other income (loss)	2,261	—	926	—	3,187
Total revenues	2,325	811	2,736,388	(44,760)	2,694,764

Expenses
Losses and loss adjustment expenses	—	—	1,363,013	—	1,363,013
Acquisition expenses	—	—	394,214	—	394,214
Other operating expenses	—	—	351,196	—	351,196
Corporate expenses	32,811	759	4,254	—	37,824
Amortization of intangible assets	—	—	53,208	—	53,208
Interest expense	11,073	23,939	70,083	(44,115)	60,980
Net foreign exchange (gains) losses	29	—	(26,921)	(7,093)	(33,985)
Total expenses	43,913	24,698	2,209,047	(51,208)	2,226,450

Income (loss) before income taxes	(41,588)	(23,887)	527,341	6,448	468,314
Income tax (expense) benefit	—	5,428	(51,011)	—	(45,583)
Income (loss) before equity in net income of subsidiaries	(41,588)	(18,459)	476,330	6,448	422,731
Equity in net income of subsidiaries	435,657	173,147	—	(608,804)	—
Net income	394,069	154,688	476,330	(602,356)	422,731
Net (income) loss attributable to noncontrolling interests	—	—	(29,307)	645	(28,662)
Net income available to Arch	394,069	154,688	447,023	(601,711)	394,069
Preferred dividends	(20,840)	—	—	—	(20,840)
Loss on redemption of preferred shares	(2,710)	—	—	—	(2,710)
Net income available to Arch common shareholders	$370,519	$154,688	$447,023	$(601,711)	$370,519

Comprehensive income available to Arch	$231,662	$76,603	$291,883	$(368,486)	$231,662

ARCH CAPITAL	43	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$2,357,891	$—	$2,357,891
Net investment income	6	1,000	271,608	(43,616)	228,998
Net realized gains (losses)	—	—	55,888	—	55,888
Net impairment losses recognized in earnings	—	—	(3,537)	—	(3,537)
Other underwriting income	—	—	9,455	—	9,455
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	80,794	—	80,794
Other income (loss)	(266)	—	(2,510)	—	(2,776)
Total revenues	(260)	1,000	2,769,589	(43,616)	2,726,713

Expenses
Losses and loss adjustment expenses	—	—	1,242,430	—	1,242,430
Acquisition expenses	—	—	372,725	—	372,725
Other operating expenses	—	—	344,700	—	344,700
Corporate expenses	39,063	3,317	10,288	—	52,668
Amortization of intangible assets	—	—	62,118	—	62,118
Interest expense	12,090	23,919	64,386	(42,970)	57,425
Net foreign exchange (gains) losses	—	—	45,191	13,756	58,947
Total expenses	51,153	27,236	2,141,838	(29,214)	2,191,013

Income (loss) before income taxes	(51,413)	(26,236)	627,751	(14,402)	535,700
Income tax (expense) benefit	—	8,942	(71,508)	—	(62,566)
Income (loss) before equity in net income of subsidiaries	(51,413)	(17,294)	556,243	(14,402)	473,134
Equity in net income of subsidiaries	489,707	163,529	—	(653,236)	—
Net income	438,294	146,235	556,243	(667,638)	473,134
Net (income) loss attributable to noncontrolling interests	—	—	(35,485)	645	(34,840)
Net income available to Arch	438,294	146,235	520,758	(666,993)	438,294
Preferred dividends	(22,567)	—	—	—	(22,567)
Net income available to Arch common shareholders	$415,727	$146,235	$520,758	$(666,993)	$415,727

Comprehensive income available to Arch	$631,276	$193,083	$699,920	$(893,003)	$631,276

ARCH CAPITAL	44	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2018
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$201,487	$149,576	$1,010,703	$(864,880)	$496,886
Investing Activities
Purchases of fixed maturity investments	—	(125,440)	(17,347,846)	605,716	(16,867,570)
Purchases of equity securities	—	—	(679,663)	—	(679,663)
Purchases of other investments	—	—	(1,017,147)	—	(1,017,147)
Proceeds from the sales of fixed maturity investments	—	33,793	16,662,466	(605,716)	16,090,543
Proceeds from the sales of equity securities	—	—	622,068	—	622,068
Proceeds from the sales, redemptions and maturities of other investments	—	—	773,298	—	773,298
Proceeds from redemptions and maturities of fixed maturity investments	—	—	511,448	—	511,448
Net settlements of derivative instruments	—	—	4,498	—	4,498
Net (purchases) sales of short-term investments	96,446	(59,798)	415,253	—	451,901
Change in cash collateral related to securities lending	—	—	176,304	—	176,304
Contributions to subsidiaries	—	(1,000)	(22,595)	23,595	—
Purchases of fixed assets	(71)	—	(13,171)	—	(13,242)
Other	(4)	—	49,965	—	49,961
Net Cash Provided By (Used For) Investing Activities	96,371	(152,445)	134,878	23,595	102,399
Financing Activities
Redemption of preferred shares	(92,555)	—	—	—	(92,555)
Purchases of common shares under share repurchase program	(173,575)	—	—	—	(173,575)
Proceeds from common shares issued, net	(13,851)	—	23,595	(23,595)	(13,851)
Proceeds from borrowings	—	—	130,579	—	130,579
Repayments of borrowings	—	—	(373,000)	—	(373,000)
Change in cash collateral related to securities lending	—	—	(176,304)	—	(176,304)
Dividends paid to redeemable noncontrolling interests	—	—	(9,632)	638	(8,994)
Dividends paid to parent (1)	—	—	(864,242)	864,242	—
Other	—	—	(4,489)	—	(4,489)
Preferred dividends paid	(20,840)	—	—	—	(20,840)
Net Cash Provided By (Used For) Financing Activities	(300,821)	—	(1,273,493)	841,285	(733,029)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	(10,431)	—	(10,431)
Increase (decrease) in cash and restricted cash	(2,963)	(2,869)	(138,343)	—	(144,175)
Cash and restricted cash, beginning of year	10,048	30,380	686,856	—	727,284
Cash and restricted cash, end of period	$7,085	$27,511	$548,513	$—	$583,109

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	45	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2017
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$7,483	$27,853	$956,437	$(458,238)	$533,535
Investing Activities
Purchases of fixed maturity investments	—	—	(19,899,326)	—	(19,899,326)
Purchases of equity securities	—	—	(400,155)	—	(400,155)
Purchases of other investments	—	—	(883,704)	—	(883,704)
Proceeds from the sales of fixed maturity investments	—	—	19,611,680	—	19,611,680
Proceeds from the sales of equity securities	—	—	473,064	—	473,064
Proceeds from the sales, redemptions and maturities of other investments	—	—	614,494	—	614,494
Proceeds from redemptions and maturities of fixed maturity investments	—	—	447,941	—	447,941
Net settlements of derivative instruments	—	—	(5,984)	—	(5,984)
Net (purchases) sales of short-term investments	2,354	(27,896)	(419,661)	—	(445,203)
Change in cash collateral related to securities lending	—	—	175,693	—	175,693
Contributions to subsidiaries	20,641	(72,900)	(342,950)	395,209	—
Issuance of intercompany loans	—	—	(47,000)	47,000	—
Repayment of intercompany loans	—	47,000	—	(47,000)	—
Purchases of fixed assets	(18)	(10)	(11,075)	—	(11,103)
Other	—	—	54,129	(20,641)	33,488
Net Cash Provided By (Used For) Investing Activities	22,977	(53,806)	(632,854)	374,568	(289,115)
Financing Activities
Proceeds from common shares issued, net	(6,838)	—	395,209	(395,209)	(6,838)
Repayments of borrowings	—	—	(72,000)	—	(72,000)
Change in cash collateral related to securities lending	—	—	(175,693)	—	(175,693)
Dividends paid to redeemable noncontrolling interests	—	—	(9,632)	638	(8,994)
Dividends paid to parent (1)	—	—	(457,600)	457,600	—
Other	—	—	(62,339)	20,641	(41,698)
Preferred dividends paid	(22,567)	—	—	—	(22,567)
Net Cash Provided By (Used For) Financing Activities	(29,405)	—	(382,055)	83,670	(327,790)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	9,616	—	9,616
Increase (decrease) in cash and restricted cash	1,055	(25,953)	(48,856)	—	(73,754)
Cash and restricted cash, beginning of year	1,738	71,955	895,876	—	969,569
Cash and restricted cash, end of period	$2,793	$46,002	$847,020	$—	$895,815

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	46	2018 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an expense of 9.7% for the six months ended June 30, 2018, compared to an expense of 11.7% for the 2017 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2018 by treating any excess tax benefits that arise from the accounting for stock based compensation as a discrete item. As such, this amount is not included when projecting the Company’s full year effective tax rate but rather is accounted for at the U.S. Federal statutory rate of 21% after applying the projected full year effective tax rate to actual results before the discrete item. The impact of the discrete item resulted in a benefit of 0.6% for the six months ended June 30, 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Cuts Act”). Pursuant to the guidance within SAB 118, the Company’s remeasurement of its deferred taxes at December 31, 2017 included certain provisional effects associated with enactment of the Tax Cuts Act for which measurement could be reasonably estimated. Provisional amounts may be adjusted in 2018 during the measurement period in accordance with SAB 118 when additional information is obtained. Additional information that may affect the provisional amounts would include, completion of the Company’s U.S. subsidiaries’ 2017 tax return filings, and potential future guidance from the IRS with respect to the transitional adjustment pertaining to loss reserve discounting as well as the utilization of alternative minimum tax credits. The Company’s income tax provision six months ended June 30, 2018 does not include any adjustments to the provisional effects recorded at December 31, 2017.

The Company had a net deferred tax asset of $9.7 million at June 30, 2018, compared to $39.6 million at December 31, 2017. In addition, the Company recovered $46.5 million and paid $3.9 million of income taxes for the six months ended June 30, 2018 and 2017, respectively.

15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2018, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL	47	2018 SECOND QUARTER FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $11.02 billion in capital at June 30, 2018 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
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
The broad property casualty insurance market environment continues to be competitive, with market conditions improving modestly in the 2018 second quarter. In most of our insurance lines of business, rate increases appear to be in excess of loss cost trends. However, with the continued low interest rate environment, additional price increases are needed in many lines in order for us to achieve our return requirements. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts, shrinking premiums in more commoditized lines such as general liability and directors and officers, and by utilizing reinsurance purchases to reduce volatility on large account, high capacity business. Writings in property catastrophe exposed business were down in the 2018 second quarter as most rate levels were below our risk-adjusted return requirements.
Our mortgage segment continues to experience generally favorable market conditions, albeit with pressure on pricing,

and our results reflect our success in making superior credit underwriting risk decisions and in expanding our distribution and producer relationships.
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including new mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs,” in 2018. Such programs are in their infancy and did not contribute in any significant fashion to our results in the 2018 second quarter. In addition, in April 2018, we announced that we entered into a multi-year agreement with Munich Re to provide mortgage credit assessment and underwriting advisory services related to Munich Re’s involvement in credit risk transfer programs offered by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE.
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
Book value per share was $20.68 at June 30, 2018, compared to $20.41 at March 31, 2018 and $19.87 at June 30, 2017. The 1.3% increase for the 2018 second quarter reflected strong underwriting results, partially offset by the impact of an increase in interest rates on our fixed income securities in the period, while the 4.1% increase over the trailing twelve months reflected strong investment and underwriting results.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average

ARCH CAPITAL	48	2018 SECOND QUARTER FORM 10-Q

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
Our Operating ROAE was 11.6% for the 2018 second quarter, compared to 8.5% for the 2017 second quarter, and 11.4% for the six months ended June 30, 2018, compared to 9.4% for the 2017 period. The 2018 returns reflected strong mortgage insurance underwriting performance and a low level of catastrophic activity.
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

	Arch Portfolio	Benchmark Return
2018 Second Quarter	(0.19)%	(0.21)%
2017 Second Quarter	1.63%	1.53%

Six Months Ended June 30, 2018	(0.51)%	(0.89)%
Six Months Ended June 30, 2017	3.37%	3.05%
Excluding the effects of foreign exchange, total return was 0.33% for the 2018 second quarter and (0.08)% for the six months ended June 30, 2018, reflecting an increase in interest rates in the 2018 periods. Total return for the 2018 periods reflected the strengthening of the U.S. Dollar against the Euro and British Pound Sterling on non-U.S. Dollar denominated investments.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At June 30, 2018, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.25 years.
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

ARCH CAPITAL	49	2018 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	50	2018 SECOND QUARTER FORM 10-Q

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income available to Arch common shareholders	$233,243	$173,818	$370,519	$415,727
Net realized (gains) losses	61,426	(18,452)	173,190	(47,586)
Net impairment losses recognized in earnings	470	1,730	632	3,537
Equity in net (income) loss of investment funds accounted for using the equity method	(8,472)	(32,706)	(36,541)	(80,794)
Net foreign exchange (gains) losses	(47,038)	38,012	(31,482)	57,808
UGC transaction costs and other	6,908	2,675	7,738	18,259
Loss on redemption of preferred shares	—	—	2,710	—
Income tax expense (benefit) (1)	(3,941)	3,842	(9,027)	(67)
After-tax operating income available to Arch common shareholders	$242,596	$168,919	$477,739	$366,884

Beginning common shareholders’ equity	$8,370,372	$7,833,289	$8,324,047	$7,481,163
Ending common shareholders’ equity	8,383,755	8,126,332	8,383,755	8,126,332
Average common shareholders’ equity	$8,377,064	$7,979,811	$8,353,901	$7,803,748

Annualized return on average common equity %	11.1	8.7	8.9	10.7
Annualized operating return on average common equity %	11.6	8.5	11.4	9.4

(1)
Income tax on net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, UGC transaction costs and other and loss on redemption of preferred shares reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	51	2018 SECOND QUARTER FORM 10-Q

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2018	2017	% Change
Gross premiums written	$769,372	$743,902	3.4
Premiums ceded	(245,265)	(247,446)
Net premiums written	524,107	496,456	5.6
Change in unearned premiums	22,342	21,118
Net premiums earned	546,449	517,574	5.6
Losses and loss adjustment expenses	(357,465)	(350,939)
Acquisition expenses	(90,670)	(78,872)
Other operating expenses	(92,680)	(92,267)
Underwriting income (loss)	$5,634	$(4,504)	n/m

Underwriting Ratios			% Point Change
Loss ratio	65.4%	67.8%	(2.4)
Acquisition expense ratio	16.6%	15.2%	1.4
Other operating expense ratio	17.0%	17.8%	(0.8)
Combined ratio	99.0%	100.8%	(1.8)

	Six Months Ended June 30,
	2018	2017	% Change
Gross premiums written	$1,592,750	$1,526,183	4.4
Premiums ceded	(492,445)	(481,541)
Net premiums written	1,100,305	1,044,642	5.3
Change in unearned premiums	(15,119)	(21,422)
Net premiums earned	1,085,186	1,023,220	6.1
Losses and loss adjustment expenses	(711,195)	(683,580)
Acquisition expenses	(175,839)	(153,740)
Other operating expenses	(184,654)	(180,393)
Underwriting income	$13,498	$5,507	145.1

Underwriting Ratios			% Point Change
Loss ratio	65.5%	66.8%	(1.3)
Acquisition expense ratio	16.2%	15.0%	1.2
Other operating expense ratio	17.0%	17.6%	(0.6)
Combined ratio	98.7%	99.4%	(0.7)
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

ARCH CAPITAL	52	2018 SECOND QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$108,298	20.7	$110,784	22.3
Programs	100,178	19.1	93,428	18.8
Construction and national accounts	66,384	12.7	73,474	14.8
Travel, accident and health	63,222	12.1	52,690	10.6
Property, energy, marine and aviation	62,121	11.9	46,031	9.3
Excess and surplus casualty	40,042	7.6	45,222	9.1
Lenders products	22,290	4.3	21,459	4.3
Other	61,572	11.7	53,368	10.7
Total	$524,107	100.0	$496,456	100.0
2018 Second Quarter versus 2017 Second Quarter. Gross premiums written by the insurance segment in the 2018 second quarter were 3.4% higher than in the 2017 second quarter, while net premiums written were 5.6% higher than in the 2017 second quarter. Changes in foreign currency rates resulted in an increase in net premiums written in the 2018 second quarter of $2.0 million, or 0.4%, compared to the 2017 second quarter. The increase in net premiums written reflected growth in property, primarily due to new business and rate increases, in travel, due to both new business and growth in existing accounts, and in programs, reflecting rate increases and growth in recently added programs.

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$228,087	20.7	$219,252	21.0
Programs	196,734	17.9	193,385	18.5
Construction and national accounts	164,812	15.0	173,451	16.6
Travel, accident and health	143,746	13.1	118,218	11.3
Property, energy, marine and aviation	114,248	10.4	86,135	8.2
Excess and surplus casualty	81,964	7.4	91,054	8.7
Lenders products	44,274	4.0	46,164	4.4
Other	126,440	11.5	116,983	11.2
Total	$1,100,305	100.0	$1,044,642	100.0
Six Months Ended June 30, 2018 versus 2017 period. Gross premiums written by the insurance segment for the six months ended June 30, 2018 were 4.4% higher than in the 2017 period, while net premiums written were 5.3% higher than in the 2017 period. The increase in net premiums written reflected growth in travel, due to both new business and growth in existing accounts, in property, primarily due to new business and rate increases, and in professional lines, reflecting increases in small and medium sized accounts.

ARCH CAPITAL	53	2018 SECOND QUARTER FORM 10-Q

Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$112,226	20.5	$108,375	20.9
Programs	97,333	17.8	87,582	16.9
Construction and national accounts	81,784	15.0	80,848	15.6
Travel, accident and health	74,754	13.7	63,436	12.3
Property, energy, marine and aviation	50,840	9.3	41,423	8.0
Excess and surplus casualty	40,049	7.3	48,850	9.4
Lenders products	23,161	4.2	24,562	4.7
Other	66,302	12.1	62,498	12.1
Total	$546,449	100.0	$517,574	100.0

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$228,244	21.0	$217,013	21.2
Programs	192,344	17.7	172,762	16.9
Construction and national accounts	158,996	14.7	158,271	15.5
Travel, accident and health	141,589	13.0	121,917	11.9
Property, energy, marine and aviation	99,443	9.2	79,501	7.8
Excess and surplus casualty	86,593	8.0	99,857	9.8
Lenders products	45,977	4.2	48,661	4.8
Other	132,000	12.2	125,238	12.2
Total	$1,085,186	100.0	$1,023,220	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2018 second quarter were 5.6% higher than in the 2017 second quarter. Net premiums earned for the six months ended June 30, 2018 were 6.1% higher than in the 2017 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Current year	66.5%	68.2%	66.3%	67.2%
Prior period reserve development	(1.1)%	(0.4)%	(0.8)%	(0.4)%
Loss ratio	65.4%	67.8%	65.5%	66.8%

Current Year Loss Ratio.
The insurance segment’s current year loss ratio in the 2018 second quarter was 1.7 points lower than in the 2017 second quarter and reflected 1.4 points of current year catastrophic activity, compared to 1.6 points in the 2017 second quarter. The insurance segment’s current year loss ratio for the six months ended June 30, 2018 was 0.9 points lower than in the 2017 period and reflected 0.8 points of current year catastrophic activity, compared to 1.1 points in the 2017 period. The balance of the change in the 2018 loss ratios resulted, in part, from changes in mix of business.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $6.1 million, or 1.1 points, for the 2018 second quarter, compared to $2.0 million, or 0.4 points, for the 2017 second quarter, and $8.2 million, or 0.8 points, for the six months ended June 30, 2018, compared to $4.1 million, or 0.4 points, for the 2017 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2018 Second Quarter versus 2017 Second Quarter. The insurance segment’s underwriting expense ratio was 33.6% in the 2018 second quarter, compared to 33.0% in the 2017 second quarter. The comparison of the underwriting expense ratios reflects changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.
Six Months Ended June 30, 2018 versus 2017 period. The insurance segment’s underwriting expense ratio was 33.2% for the six months ended June 30, 2018, compared to 32.6% for the 2017 period. The comparison of the underwriting expense ratios reflects changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.

ARCH CAPITAL	54	2018 SECOND QUARTER FORM 10-Q

Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2018	2017	% Change
Gross premiums written	$490,327	$453,186	8.2
Premiums ceded	(136,247)	(115,262)
Net premiums written	354,080	337,924	4.8
Change in unearned premiums	(13,762)	(23,222)
Net premiums earned	340,318	314,702	8.1
Other underwriting income	(129)	(279)
Losses and loss adjustment expenses	(229,956)	(207,606)
Acquisition expenses	(50,142)	(51,151)
Other operating expenses	(35,678)	(36,711)
Underwriting income	$24,413	$18,955	28.8

Underwriting Ratios			% Point Change
Loss ratio	67.6%	66.0%	1.6
Acquisition expense ratio	14.7%	16.3%	(1.6)
Other operating expense ratio	10.5%	11.7%	(1.2)
Combined ratio	92.8%	94.0%	(1.2)

	Six Months Ended June 30,
	2018	2017	% Change
Gross premiums written	$1,067,810	$928,968	14.9
Premiums ceded	(331,977)	(281,354)
Net premiums written	735,833	647,614	13.6
Change in unearned premiums	(116,343)	(88,061)
Net premiums earned	619,490	559,553	10.7
Other underwriting income	1,103	(585)
Losses and loss adjustment expenses	(371,631)	(313,060)
Acquisition expenses	(98,461)	(97,298)
Other operating expenses	(71,249)	(74,244)
Underwriting income	$79,252	$74,366	6.6

Underwriting Ratios			% Point Change
Loss ratio	60.0%	55.9%	4.1
Acquisition expense ratio	15.9%	17.4%	(1.5)
Other operating expense ratio	11.5%	13.3%	(1.8)
Combined ratio	87.4%	86.6%	0.8
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

ARCH CAPITAL	55	2018 SECOND QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$155,081	43.8	$155,328	46.0
Casualty	68,113	19.2	63,054	18.7
Property excluding property catastrophe	77,876	22.0	69,115	20.5
Property catastrophe	35,045	9.9	37,127	11.0
Marine and aviation	10,061	2.8	8,932	2.6
Other	7,904	2.2	4,368	1.3
Total	$354,080	100.0	$337,924	100.0

Pro rata	$212,858	60.1	$200,893	59.4
Excess of loss	141,222	39.9	137,031	40.6
Total	$354,080	100.0	$337,924	100.0
2018 Second Quarter versus 2017 Second Quarter. Gross premiums written by the reinsurance segment in the 2018 second quarter were 8.2% higher than in the 2017 second quarter, while net premiums written were 4.8% higher than in the 2017 second quarter. Changes in foreign currency rates resulted in an increase in net premiums written in the 2018 second quarter of $6.9 million, or 2.0%, compared to the 2017 second quarter. The increase in net premiums written reflected growth in property excluding property catastrophe business, primarily due to new accounts and rate increases.

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$294,073	40.0	$269,746	41.7
Casualty	198,289	26.9	173,674	26.8
Property excluding property catastrophe	163,046	22.2	144,502	22.3
Property catastrophe	42,677	5.8	29,650	4.6
Marine and aviation	20,073	2.7	18,473	2.9
Other	17,675	2.4	11,569	1.8
Total	$735,833	100.0	$647,614	100.0

Pro rata	$365,023	49.6	$329,909	50.9
Excess of loss	370,810	50.4	317,705	49.1
Total	$735,833	100.0	$647,614	100.0
Six Months Ended June 30, 2018 versus 2017 period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2018 were 14.9% higher than in the 2017 period, while net premiums written were 13.6% higher than in the 2017 period. The increase in net premiums written reflected growth in property lines, primarily due to new business and rate increases, and in other specialty, primarily due to new international motor contracts.

Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$149,648	44.0	$141,565	45.0
Casualty	85,009	25.0	79,903	25.4
Property excluding property catastrophe	70,849	20.8	62,884	20.0
Marine and aviation	10,089	3.0	9,986	3.2
Property catastrophe	15,716	4.6	15,759	5.0
Other	9,007	2.6	4,605	1.5
Total	$340,318	100.0	$314,702	100.0

Pro rata	$203,632	59.8	$181,988	57.8
Excess of loss	136,686	40.2	132,714	42.2
Total	$340,318	100.0	$314,702	100.0

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$253,365	40.9	$211,530	37.8
Casualty	154,381	24.9	152,871	27.3
Property excluding property catastrophe	139,603	22.5	132,736	23.7
Marine and aviation	19,478	3.1	19,476	3.5
Property catastrophe	34,103	5.5	31,936	5.7
Other	18,560	3.0	11,004	2.0
Total	$619,490	100.0	$559,553	100.0

Pro rata	$367,628	59.3	$315,080	56.3
Excess of loss	251,862	40.7	244,473	43.7
Total	$619,490	100.0	$559,553	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. For the 2018 second quarter, net premiums earned were 8.1% higher than in the 2017 second quarter, and reflect changes in net premiums written over the previous five quarters. For the six months ended June 30, 2018, net premiums earned were 10.7% higher than in the 2017 period.
Other Underwriting Income (Loss).
Other underwriting income (loss) for the 2018 second quarter was $(0.1) million, compared to $(0.3) million for the 2017 second quarter, and $1.1 million for the six months ended June 30, 2018, compared to $(0.6) million for the 2017 period.

ARCH CAPITAL	56	2018 SECOND QUARTER FORM 10-Q

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Current year	77.3%	78.6%	71.2%	73.2%
Prior period reserve development	(9.7)%	(12.6)%	(11.2)%	(17.3)%
Loss ratio	67.6%	66.0%	60.0%	55.9%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio in the 2018 second quarter was 1.3 points lower than in the 2017 second quarter and reflected 2.2 points of current year catastrophic activity, compared to 5.4 points in the 2017 second quarter. The 2018 second quarter loss ratio contained 9.9 points, or $33.7 million, of property facultative loss activity, compared to 11.1 points, or $34.8 million, in the 2017 second quarter. The balance of the change in the 2018 second quarter current year loss ratio resulted, in part, from a higher level of large attritional loss activity than in the 2017 second quarter.
The reinsurance segment’s current year loss ratio for the six months ended June 30, 2018 was 2.0 points lower than in the 2017 period and reflected 1.4 points of current year catastrophic activity, compared to 4.8 points in the 2017 period. The loss ratio for the six months ended June 30, 2018 contained 7.0 points, or $43.4 million, of property facultative loss activity, compared to 5.9 points, or $33.1 million, in the 2017 period.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $33.0 million, or 9.7 points, for the 2018 second quarter, compared to $39.5 million, or 12.6 points, for the 2017 second quarter, and $69.6 million, or 11.2 points, for the six months ended June 30, 2018, compared to $96.8 million, or 17.3 points, for the 2017 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2018 Second Quarter versus 2017 Second Quarter. The underwriting expense ratio for the reinsurance segment was 25.2% in the 2018 second quarter, compared to 28.0% in the 2017 second quarter. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned in the 2018 second quarter. The underwriting expense ratio benefited from a reduction in federal excise taxes incurred of $2.6 million, or 0.8 points, as the reinsurance agreements between the Company’s U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Reinsurance Ltd. (“Arch Re Bermuda”) were canceled on a cutoff basis as of January 1, 2018.
Six Months Ended June 30, 2018 versus 2017 period. The underwriting expense ratio for the reinsurance segment was 27.4% for the six months ended June 30, 2018, compared to 30.7% for the 2017 period. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned for the 2018 period. The underwriting expense ratio benefited from a reduction in federal excise taxes incurred of $5.1 million, or 0.8 points, as discussed above.
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
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended June 30,
	2018	2017	% Change
Gross premiums written	$330,990	$336,226	(1.6)
Premiums ceded	(50,867)	(62,314)
Net premiums written	280,123	273,912	2.3
Change in unearned premiums	10,355	(16,068)
Net premiums earned	290,478	257,844	12.7
Other underwriting income	3,315	4,277
Losses and loss adjustment expenses	(21,591)	(20,694)
Acquisition expenses	(27,737)	(25,666)
Other operating expenses	(38,729)	(32,150)
Underwriting income	$205,736	$183,611	12.0

Underwriting Ratios			% Point Change
Loss ratio	7.4%	8.0%	(0.6)
Acquisition expense ratio	9.5%	10.0%	(0.5)
Other operating expense ratio	13.3%	12.5%	0.8
Combined ratio	30.2%	30.5%	(0.3)

ARCH CAPITAL	57	2018 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2018	2017	% Change
Gross premiums written	$652,168	$684,849	(4.8)
Premiums ceded	(97,004)	(136,239)
Net premiums written	555,164	548,610	1.2
Change in unearned premiums	15,556	(46,243)
Net premiums earned	570,720	502,367	13.6
Other underwriting income	6,731	8,400
Losses and loss adjustment expenses	(65,057)	(49,759)
Acquisition expenses	(54,304)	(54,432)
Other operating expenses	(77,500)	(74,020)
Underwriting income	$380,590	$332,556	14.4

Underwriting Ratios			% Point Change
Loss ratio	11.4%	9.9%	1.5
Acquisition expense ratio	9.5%	10.8%	(1.3)
Other operating expense ratio	13.6%	14.7%	(1.1)
Combined ratio	34.5%	35.4%	(0.9)
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Client location:
United States	$254,966	91.0	$253,456	92.5
Other	25,157	9.0	20,456	7.5
Total	$280,123	100.0	$273,912	100.0

Underwriting location:
United States	$229,715	82.0	$227,266	83.0
Other	50,408	18.0	46,646	17.0
Total	$280,123	100.0	$273,912	100.0
2018 Second Quarter versus 2017 Second Quarter. Gross premiums written by the mortgage segment in the 2018 second quarter were 1.6% lower than in the 2017 second quarter. The reduction in gross premiums written primarily reflected a lower level of Australian mortgage reinsurance business and a lower level of U.S. single premium business. Net premiums written for the 2018 second quarter were 2.3% higher than in the 2017 second quarter and reflected a declining cession to AIG on the 50% quota share reinsurance agreement covering 2014 to 2016 policy years of UGC business on a run-off basis, while the 2017 second quarter also reflected higher retrocessions of Australian mortgage reinsurance business.

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Client location:
United States	$501,514	90.3	$494,592	90.2
Other	53,650	9.7	54,018	9.8
Total	$555,164	100.0	$548,610	100.0

Underwriting location:
United States	$450,892	81.2	$443,995	80.9
Other	104,272	18.8	104,615	19.1
Total	$555,164	100.0	$548,610	100.0
Six Months Ended June 30, 2018 versus 2017 period. Gross premiums written by the mortgage segment for the six months ended June 30, 2018 were 4.8% lower than in the 2017 period. The reduction in gross premiums written primarily reflected a lower level of Australian mortgage reinsurance business and a lower level of U.S. single premium business. Net premiums written for the six months ended June 30, 2018 were 1.2% higher than in the 2017 period and reflected a declining cession to AIG on the 50% quota share reinsurance agreement covering 2014 to 2016 policy years of UGC business on a run-off basis, while the 2017 period also reflected higher retrocessions of Australian mortgage reinsurance business.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of the Arch MI U.S. portfolio of mortgage loans was 81.7% at June 30, 2018, compared to 81.8% at December 31, 2017.
Arch MI U.S. generated $19.9 billion of new insurance written (“NIW”) in the 2018 second quarter, compared to $17.3 billion in the 2017 second quarter, with a decrease in the origination market and a decline in single premium and other business with high risk attributes. NIW represents the original principal balance of all loans that received coverage during the period. Monthly premium policies contributed 94.3% of NIW in the 2018 second quarter, compared to 85.7% for the 2017 second quarter.

ARCH CAPITAL	58	2018 SECOND QUARTER FORM 10-Q

The following tables provide details on the NIW generated by Arch MI U.S.:

(U.S. Dollars in millions)	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$19,944		$17,303

Credit quality (FICO):
>=740	$11,308	56.7	$9,814	56.7
680-739	7,182	36.0	6,274	36.3
620-679	1,454	7.3	1,215	7.0
Total	$19,944	100.0	$17,303	100.0

Loan-to-value (LTV):
95.01% and above	$2,835	14.2	$1,700	9.8
90.01% to 95.00%	9,205	46.2	8,372	48.4
85.01% to 90.00%	5,910	29.6	5,462	31.6
85.01% and below	1,994	10.0	1,769	10.2
Total	$19,944	100.0	$17,303	100.0

Monthly vs. single:
Monthly	$18,814	94.3	$14,832	85.7
Single	1,130	5.7	2,471	14.3
Total	$19,944	100.0	$17,303	100.0

Purchase vs. refinance:
Purchase	$18,871	94.6	$16,063	92.8
Refinance	1,073	5.4	1,240	7.2
Total	$19,944	100.0	$17,303	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$31,317		$29,963

Credit quality (FICO):
>=740	$17,920	57.2	$16,998	56.7
680-739	11,224	35.8	10,889	36.3
620-679	2,173	6.9	2,076	6.9
Total	$31,317	100.0	$29,963	100.0

Loan-to-value (LTV):
95.01% and above	$4,097	13.1	$2,672	8.9
90.01% to 95.00%	14,341	45.8	14,357	47.9
85.01% to 90.00%	9,553	30.5	9,523	31.8
85.01% and below	3,326	10.6	3,411	11.4
Total	$31,317	100.0	$29,963	100.0

Monthly vs. single:
Monthly	$29,204	93.3	$25,200	84.1
Single	2,113	6.7	4,763	15.9
Total	$31,317	100.0	$29,963	100.0

Purchase vs. refinance:
Purchase	$29,159	93.1	$26,783	89.4
Refinance	2,158	6.9	3,180	10.6
Total	$31,317	100.0	$29,963	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Client Location:
United States	$274,921	94.6	$246,656	95.7
Other	15,557	5.4	11,188	4.3
Total	$290,478	100.0	$257,844	100.0

Underwriting location:
United States	$247,897	85.3	$219,084	85.0
Other	42,581	14.7	38,760	15.0
Total	$290,478	100.0	$257,844	100.0

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%
Client Location:
United States	$540,606	94.7	$482,687	96.1
Other	30,114	5.3	19,680	3.9
Total	$570,720	100.0	$502,367	100.0

Underwriting location:
United States	$486,038	85.2	$427,783	85.2
Other	84,682	14.8	74,584	14.8
Total	$570,720	100.0	$502,367	100.0
Net premiums earned for the 2018 second quarter were 12.7% higher than in the 2017 second quarter. For the six months ended June 30, 2018, net premiums earned were 13.6% higher than in the 2017 period. The increases were primarily due to growth in insurance in force for Arch MI U.S.
Other Underwriting Income.
Other underwriting income, which is primarily related to older GSE credit risk-sharing transactions receiving derivative accounting treatment, was $3.3 million for the 2018 second quarter, compared to $4.3 million for the 2017 second quarter, and $6.7 million for the six months ended June 30, 2018, compared to $8.4 million for the 2017 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Current year	15.4%	19.5%	17.8%	20.5%
Prior period reserve development	(8.0)%	(11.5)%	(6.4)%	(10.6)%
Loss ratio	7.4%	8.0%	11.4%	9.9%

ARCH CAPITAL	59	2018 SECOND QUARTER FORM 10-Q

Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 4.1 points lower in the 2018 second quarter than in the 2017 second quarter. The mortgage segment’s current year loss ratio was 2.7 points lower for the six months ended June 30, 2018 than for the 2017 period. The lower current year loss ratio for the 2018 periods reflect the current favorable macroeconomic environment.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $23.3 million, or 8.0 points, for the 2018 second quarter, compared to $29.8 million, or 11.5 points, for the 2017 second quarter, and $36.3 million, or 6.4 points, for the six months ended June 30, 2018, compared to $53.4 million, or 10.6 points, for the 2017 period. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2018 Second Quarter versus 2017 Second Quarter. The underwriting expense ratio for the mortgage segment was 22.8% in the 2018 second quarter, compared to 22.5% in the 2017 second quarter. The higher underwriting expense ratio in the 2018 second quarter reflected a higher level of incentive compensation costs.
Six Months Ended June 30, 2018 versus 2017 period. The underwriting expense ratio for the mortgage segment was 23.1% for the six months ended June 30, 2018, compared to 25.5% for the 2017 period. The lower underwriting expense ratio in the 2018 period reflected a higher level of net premiums earned and expense savings from integration efforts following the acquisition of UGC.
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

Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed maturities	$98,968	$83,656	$191,406	$166,437
Equity securities	4,232	3,976	6,982	6,942
Short-term investments	4,225	1,669	8,174	3,110
Other (1)	19,242	18,298	38,471	39,532
Gross investment income	126,667	107,599	245,033	216,021
Investment expenses (2)	(18,906)	(15,079)	(37,029)	(27,689)
Net investment income	$107,761	$92,520	$208,004	188,332

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

(2)
Investment expenses were approximately 0.40% of average invested assets for the 2018 second quarter, compared to 0.33% for the 2017 second quarter, and 0.37% for the six months ended June 30, 2018, compared to 0.29% for the 2017 period.

The higher level of net investment income for the 2018 second quarter reflected an increase in the embedded book yield on fixed income securities, partially offset by a higher level of expenses. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.32% for the 2018 second quarter, compare to 2.04% for the 2017 second quarter, and 2.23% for the six months ended June 30, 2018, compared to 2.10% for the 2017 period.
Corporate Expenses.
Corporate expenses were $15.6 million for the 2018 second quarter, compared to $22.2 million for the 2017 second quarter, and $30.1 million for the six months ended June 30, 2018, compared to $34.4 million for the 2017 period. The lower level of corporate expenses in the 2018 periods was primarily due to lower incentive compensation costs.
UGC Transaction Costs and Other.
UGC transaction costs and other were $6.9 million for the 2018 second quarter, compared to $2.7 million for the 2017 second quarter, and $7.7 million for the six months ended June 30, 2018, compared to $18.3 million for the 2017 period. Amounts for the 2018 second quarter were primarily attributable to the write off of intangible assets related to insurance licenses for a subsidiary of UGC which is being merged with another subsidiary. Amounts for the 2017 periods primarily related to severance and related costs along with incentive compensation paid in conjunction with the UGC acquisition.

ARCH CAPITAL	60	2018 SECOND QUARTER FORM 10-Q

Amortization of Intangible Assets.
Amortization of intangible assets for the 2018 second quarter was $26.5 million, compared to $30.8 million for the 2017 second quarter, and $53.2 million for the six months ended June 30, 2018, compared to $62.1 million for the 2017 period, with amounts in all periods primarily related to intangible assets related to the UGC acquisition.
Interest Expense.
Interest expense was $26.1 million for the 2018 second quarter, compared to the $25.9 million for the 2017 second quarter, and $52.0 million for the six months ended June 30, 2018, compared to $51.7 million for the 2017 period.
Loss on Redemption of Preferred Shares.
In January 2018, we redeemed all remaining 6.75% Series C preferred shares and, in accordance with GAAP, recorded a loss of $2.7 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.
Net Realized Gains or Losses.
We recorded net realized losses of $59.5 million for the 2018 second quarter, compared to net realized gains of $18.0 million for the 2017 second quarter, and net realized losses of $171.4 million for the six months ended June 30, 2018, compared to net realized gains of $46.6 million for the 2017 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets and liabilities accounted for using the fair value option and in the fair value of equities pursuant to new accounting guidance effective in the 2018 first quarter, along with re-measurement of contingent consideration liability amounts. See note 7, “Investment Information—Net Realized Gains (Losses),” to our consolidated financial statements for additional information.
Net Impairment Losses Recognized in Earnings.
We recorded $0.5 million of impairment losses for the 2018 second quarter, compared to $1.7 million for the 2017 second quarter, and $0.6 million for the six months ended June 30, 2018, compared to $3.5 million for the 2017 period. See note 7, “Investment Information—Other-Than-Temporary

Impairments,” to our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $8.5 million of equity in net income related to investment funds accounted for using the equity method in the 2018 second quarter, compared to $32.7 million of income for the 2017 second quarter, and $36.5 million of income for the six months ended June 30, 2018, compared to $80.8 million for the 2017 period. Investment funds accounted for using the equity method totaled $1.43 billion at June 30, 2018, compared to $1.04 billion at December 31, 2017.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2018 second quarter were $46.2 million, compared to net foreign exchange losses for the 2017 second quarter of $37.8 million. Net foreign exchange gains for the six months ended June 30, 2018 were $31.2 million, compared to net foreign exchange losses for the 2017 period of $57.7 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes resulted in an expense of 8.9% for the 2018 second quarter, compared to an expense of 15.7% for the 2017 second quarter, and 10.4% for the six months ended June 30, 2018, compared to 12.6% for the 2017 period. The effective tax rates for the 2018 second quarter and six months ended June 30, 2018 included a discrete income tax benefit of $1.6 million and $3.0 million, respectively, related to share-based compensation. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The change in the U.S. federal corporate tax rate from 35% to 21% commencing on January 1, 2018 contributed to a lower effective tax rate for the 2018 periods as compared to the 2017 periods.
Other Segment
The ‘other’ segment includes the results of Watford Re. Pursuant to generally accepted accounting principles, Watford Re is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford Re. As such, we consolidate the results of Watford Re in our consolidated financial statements, although we only own approximately 11% of Watford Re’s common equity. See note 11, “Variable Interest Entities and Noncontrolling Interests” and note 5, “Segment Information,” to our consolidated financial statements for additional information on Watford Re.

ARCH CAPITAL	61	2018 SECOND QUARTER FORM 10-Q

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
FINANCIAL CONDITION

Investable Assets
At June 30, 2018, total investable assets held by Arch were $19.17 billion, excluding the $2.65 billion included in the ‘other’ segment (i.e., attributable to Watford Re).
Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
June 30, 2018
Fixed maturities (2)	$14,442,991	75.3
Short-term investments (2)	1,119,977	5.8
Cash	480,984	2.5
Equity securities (2)	545,146	2.8
Other investments (2)	1,266,327	6.6
Investments accounted for using the equity method	1,428,582	7.5
Securities transactions entered into but not settled at the balance sheet date	(111,997)	(0.6)
Total investable assets held by Arch	$19,172,010	100.0

December 31, 2017
Fixed maturities (2)	$14,798,213	75.1
Short-term investments (2)	1,509,713	7.7
Cash	551,696	2.8
Equity securities (2)	576,040	2.9
Other investments (2)	1,476,960	7.5
Investments accounted for using the equity method	1,041,322	5.3
Securities transactions entered into but not settled at the balance sheet date	(237,523)	(1.2)
Total investable assets held by Arch	$19,716,421	100.0

(1)
In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value.

(2)	Includes investments carried at fair value under the fair value option.
At June 30, 2018, our fixed income portfolio, which includes fixed maturity securities and short-term investments, had average credit quality ratings from Standard & Poor’s Rating

Services (“S&P”)/Moody’s of “AA/Aa2” and an average yield to maturity (embedded book yield), before investment expenses, of 2.64%. At December 31, 2017, our fixed income portfolio had average credit quality ratings from S&P/Moody’s of “AA-/Aa2” and an average yield to maturity of 2.32%. Our investment portfolio had an average effective duration of 2.89 years at June 30, 2018, compared to 2.83 years at December 31, 2017. At June 30, 2018, approximately $13.54 billion, or 71%, of total investable assets held by Arch were internally managed, compared to $13.73 billion, or 70%, at December 31, 2017.
The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
June 30, 2018
Corporate bonds	$5,847,160	39.7
Mortgage backed securities	498,759	3.4
Municipal bonds	1,431,256	9.7
Commercial mortgage backed securities	590,198	4.0
U.S. government and government agencies	2,788,272	18.9
Non-U.S. government securities	1,735,495	11.8
Asset backed securities	1,831,028	12.4
Total	$14,722,168	100.0

December 31, 2017
Corporate bonds	$4,787,272	32.4
Mortgage backed securities	328,924	2.2
Municipal bonds	2,158,840	14.6
Commercial mortgage backed securities	545,817	3.7
U.S. government and government agencies	3,484,257	23.5
Non-U.S. government securities	1,704,337	11.5
Asset backed securities	1,788,766	12.1
Total	$14,798,213	100.0

ARCH CAPITAL	62	2018 SECOND QUARTER FORM 10-Q

The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2018
U.S. government and gov’t agencies (1)	$3,196,856	22.1
AAA	3,897,441	27.0
AA	2,139,794	14.8
A	3,114,115	21.6
BBB	1,373,644	9.5
BB	240,114	1.7
B	185,066	1.3
Lower than B	64,858	0.4
Not rated	231,103	1.6
Total	$14,442,991	100.0

December 31, 2017
U.S. government and gov’t agencies (1)	$3,771,835	25.5
AAA	4,080,808	27.6
AA	2,440,864	16.5
A	2,470,936	16.7
BBB	1,157,136	7.8
BB	313,286	2.1
B	254,011	1.7
Lower than B	77,543	0.5
Not rated	231,794	1.6
Total	$14,798,213	100.0

(1)	Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2018
0-10%	$11,248,303	$(200,606)	96.6
10-20%	45,886	(6,215)	3.0
20-30%	2,105	(591)	0.3
Greater than 30%	373	(208)	0.1
Total	$11,296,667	$(207,620)	100.0

December 31, 2017
0-10%	$9,598,768	$(93,057)	87.6
10-20%	82,638	(11,269)	10.6
20-30%	2,108	(671)	0.6
Greater than 30%	1,881	(1,184)	1.1
Total	$9,685,395	$(106,181)	100.0

The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2018, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Citigroup Inc.	$190,925	A/A2
JPMorgan Chase & Co.	180,960	A-/A2
Bank of America Corporation	178,797	A-/A3
Apple Inc.	170,852	AA+/Aa1
Wells Fargo & Company	136,738	A/A1
Daimler AG	100,541	A/A2
Philip Morris International Inc.	99,728	A/A2
The Bank of New York Mellon Corporation	96,728	A/A1
Toyota Motor Corporation	96,200	AA-/Aa3
U.S. Bancorp	90,850	AA-/A1
Total	$1,342,319

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.
The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
June 30, 2018
RMBS	$460,617	$14,362	$23,780	$498,759
CMBS	46,205	523,535	20,458	590,198
ABS	—	1,747,850	73,898	1,821,748
Total	$506,822	$2,285,747	$118,136	$2,910,705

December 31, 2017
RMBS	$284,466	$14,581	$29,877	$328,924
CMBS	3,112	465,980	76,725	545,817
ABS	—	1,691,232	97,534	1,788,766
Total	$287,578	$2,171,793	$204,136	$2,663,507
At June 30, 2018, our structured securities included $40.3 million par value in sub-prime securities with a fair value of $32.7 million and average credit quality ratings from S&P/Moody’s of “CCC-/Caa3,” compared to $42.3 million par value with a fair value of $35.4 million and average credit quality ratings of “CCC/Caa3” at December 31, 2017.

ARCH CAPITAL	63	2018 SECOND QUARTER FORM 10-Q

The following table provides information on the fair value of our Eurozone investments at June 30, 2018:

Country (1)	Sovereign (2)	Corporate Bonds	Other (3)	Total
Germany	$256,053	$3,404	$45,854	$305,311
Netherlands	110,568	117,589	18,360	246,517
France	20,275	45,582	34,912	100,769
Luxembourg	—	11,338	8,952	20,290
Ireland	—	7,811	5,302	13,113
Spain	—	2,415	9,157	11,572
Greece	1,968	—	3,091	5,059
Austria	3,976	—	—	3,976
Italy	—	685	2,309	2,994
Belgium	—	181	1,166	1,347
Portugal	—	—	1,236	1,236
Total	$392,840	$189,005	$130,339	$712,184

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at June 30, 2018.

(2)	Includes securities issued and/or guaranteed by Eurozone governments.

(3)	Includes bank loans, equities and other.
At June 30, 2018, our investment portfolio included $545.1 million of equity securities, compared to $576.0 million at December 31, 2017. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors.
The following table summarizes our other investments:

	June 30, 2018	December 31, 2017
Asian and emerging markets	$300,050	$344,068
Term loan investments	273,986	326,085
Mezzanine debt funds	257,750	252,160
Credit related funds	199,437	193,787
Investment grade fixed income	98,240	156,225
Other (1)	136,864	204,635
Total	$1,266,327	$1,476,960

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
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
The following table summarizes investable assets in the ‘other’ segment:

	June 30, 2018	December 31, 2017
Investments accounted for using the fair value option:
Other investments	$1,062,577	$924,410
Fixed maturities	1,053,795	1,177,033
Short-term investments	193,887	256,755
Equity securities	75,058	67,868
Total	2,385,317	2,426,066
Fixed maturities available for sale, at fair value	279,177	—
Equity securities, at fair value	63,009	—
Cash	45,644	54,503
Securities sold but not yet purchased	(24,529)	(34,375)
Securities transactions entered into but not settled at the balance sheet date	(100,777)	(6,127)
Total investable assets included in ‘other’ segment	$2,647,841	$2,440,067
Premiums Receivable and Reinsurance Recoverables
At June 30, 2018, 79.7% of premiums receivable of $1.35 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 3.7% of the total. At December 31, 2017, 78.2% of premiums receivable of $1.14 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.0% of the total. Our reserves for doubtful accounts were approximately $26.6 million at June 30, 2018, compared to $25.3 million at December 31, 2017.
At June 30, 2018 and December 31, 2017, approximately 63.5% and 69.9% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $2.73 billion and $2.54 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 36.5% and 30.1%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at June 30, 2018 and December 31, 2017. The largest reinsurance recoverables from any one carrier was approximately 3.1% and 2.2%,

ARCH CAPITAL	64	2018 SECOND QUARTER FORM 10-Q

respectively, of total shareholders’ equity available to Arch at June 30, 2018 and December 31, 2017. Growth in items not rated is due to recoverables from a third party reinsurer related to a retroactive reinsurance transaction to reinsure run-off liabilities associated with certain discontinued U.S. specialty casualty and program exposures. Such amounts are fully collateralized. See note 6, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for additional information.
Approximately 5.1% of the $67.7 million of paid losses and loss adjustment expenses recoverable at June 30, 2018 were more than 90 days overdue, compared to 3.0% of the $75.2 million of paid losses and loss adjustment expenses recoverable at December 31, 2017. No collection issues were indicated on the amount in excess of 90 days overdue at June 30, 2018.
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Premiums written:
Direct	$1,158,772	$1,093,558	$2,359,134	$2,190,313
Assumed	537,772	516,101	1,175,624	1,077,336
Ceded	(397,648)	(360,964)	(823,318)	(742,694)
Net	$1,298,896	$1,248,695	$2,711,440	$2,524,955

Premiums earned:
Direct	$1,174,372	$1,071,648	$2,322,048	$2,095,100
Assumed	534,485	513,814	980,454	930,159
Ceded	(372,094)	(344,588)	(730,840)	(667,368)
Net	$1,336,763	$1,240,874	$2,571,662	$2,357,891

Losses and LAE:
Direct	$520,473	$544,061	$1,088,939	$1,051,179
Assumed	340,969	303,582	561,279	490,538
Ceded	(135,289)	(157,783)	(287,205)	(299,287)
Net	$726,153	$689,860	$1,363,013	$1,242,430

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
At June 30, 2018 and December 31, 2017, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2018	December 31, 2017
Insurance segment:
Case reserves	$1,449,505	$1,648,910
IBNR reserves	3,190,253	3,272,351
Total net reserves	4,639,758	4,921,261
Reinsurance segment:
Case reserves	1,111,716	1,033,413
Additional case reserves	128,272	158,377
IBNR reserves	1,509,580	1,499,962
Total net reserves	2,749,568	2,691,752
Mortgage segment:
Case reserves	403,464	443,069
IBNR reserves	129,848	104,169
Total net reserves (1)	533,312	547,238
Other segment:
Case reserves	327,170	260,876
Additional case reserves	18,200	32,587
IBNR reserves	504,580	465,168
Total net reserves	849,950	758,631
Total:
Case reserves	3,291,855	3,386,268
Additional case reserves	146,472	190,964
IBNR reserves	5,334,261	5,341,650
Total net reserves	$8,772,588	$8,918,882

(1)
At June 30, 2018, total net reserves include $451.2 million from U.S. primary mortgage insurance business, of which 76.7% represents policy years 2008 and prior and the remainder from later policy years. At December 31, 2017, total net reserves include $477.1 million from U.S. primary mortgage insurance business, of which 79.8% represents policy years 2008 and prior and the remainder from later policy years.

ARCH CAPITAL	65	2018 SECOND QUARTER FORM 10-Q

At June 30, 2018 and December 31, 2017, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2018	December 31, 2017
Insurance segment:
Professional lines (1)	$1,275,011	$1,308,261
Construction and national accounts	1,133,342	1,094,300
Excess and surplus casualty (2)	605,675	672,903
Programs	444,959	644,340
Property, energy, marine and aviation	380,149	437,518
Travel, accident and health	83,251	86,122
Lenders products	47,387	53,912
Other (3)	669,984	623,905
Total net reserves	$4,639,758	$4,921,261

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
At June 30, 2018 and December 31, 2017, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2018	December 31, 2017
Reinsurance segment:
Casualty (1)	$1,492,791	$1,489,933
Other specialty (2)	589,117	523,321
Property excluding property catastrophe (3)	385,442	376,020
Marine and aviation	130,262	135,484
Property catastrophe	83,712	98,622
Other (4)	68,244	68,372
Total net reserves	$2,749,568	$2,691,752

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2018 and December 31, 2017:

(U.S. Dollars in millions)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$262,889	73.1	$253,914	72.2
Mortgage reinsurance	26,302	7.3	28,017	8.0
Other (2)	70,677	19.6	69,905	19.9
Total	$359,868	100.0	$351,836	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$67,271	92.4	$64,904	92.3
Mortgage reinsurance	2,282	3.1	2,473	3.5
Other (2)	3,237	4.4	2,921	4.2
Total	$72,790	100.0	$70,298	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2018:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$23,538	9.0	$5,335	7.9	8.76%
2009	889	0.3	207	0.3	2.73%
2010	806	0.3	220	0.3	2.22%
2011	3,201	1.2	879	1.3	1.29%
2012	11,398	4.3	3,135	4.7	0.71%
2013	19,175	7.3	5,300	7.9	0.83%
2014	20,352	7.7	5,473	8.1	0.92%
2015	37,664	14.3	9,792	14.6	0.60%
2016	57,643	21.9	14,645	21.8	0.65%
2017	57,325	21.8	14,502	21.6	0.34%
2018	30,898	11.8	7,783	11.6	0.03%
Total	$262,889	100.0	$67,271	100.0	1.70%

(1)	Represents the ending percentage of loans in default.

ARCH CAPITAL	66	2018 SECOND QUARTER FORM 10-Q

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2017:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$26,140	10.3	$6,003	9.2	10.24%
2009	1,072	0.4	253	0.4	2.94%
2010	1,089	0.4	295	0.5	2.31%
2011	3,828	1.5	1,046	1.6	1.37%
2012	13,247	5.2	3,629	5.6	0.75%
2013	21,840	8.6	5,996	9.2	0.95%
2014	22,884	9.0	6,112	9.4	1.10%
2015	41,991	16.5	10,828	16.7	0.77%
2016	62,020	24.4	15,643	24.1	0.80%
2017	59,803	23.6	15,099	23.3	0.35%
Total	$253,914	100.0	$64,904	100.0	2.23%

(1)	Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2018 and December 31, 2017:

(U.S. Dollars in millions)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$39,038	58.0	$37,794	58.2
680-739	22,325	33.2	21,213	32.7
620-679	5,235	7.8	5,159	7.9
<620	673	1.0	738	1.1
Total	$67,271	100.0	$64,904	100.0
Weighted average FICO score	743		743

Loan-to-value (LTV):
95.01% and above	$6,915	10.3	$6,337	9.8
90.01% to 95.00%	37,488	55.7	36,174	55.7
85.01% to 90.00%	19,904	29.6	19,482	30.0
85.00% and below	2,964	4.4	2,911	4.5
Total	$67,271	100.0	$64,904	100.0
Weighted average LTV	92.9%		92.9%

Total RIF, net of external reinsurance	$52,167		$49,100

(U.S. Dollars in millions)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,260	7.8	$5,151	7.9
California	4,066	6.0	3,803	5.9
Florida	3,186	4.7	2,881	4.4
Virginia	2,844	4.2	2,773	4.3
North Carolina	2,456	3.7	2,410	3.7
Georgia	2,453	3.6	2,331	3.6
Illinois	2,351	3.5	2,229	3.4
Maryland	2,298	3.4	2,234	3.4
Washington	2,297	3.4	2,294	3.5
Minnesota	2,268	3.4	2,165	3.3
Others	37,792	56.2	36,633	56.4
Total	$67,271	100.0	$64,904	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2018	2017
Roll-forward of insured loans in default:
Beginning delinquent number of loans	27,068	29,691
New notices (1)	17,792	18,721
Cures	(21,865)	(20,785)
Paid claims	(1,958)	(3,724)
Ending delinquent number of loans (1)(2)	21,037	23,903

Ending number of policies in force (2)	1,239,565	1,183,659

Delinquency rate (1)(2)	1.70%	2.02%

Losses:
Number of claims paid	1,958	3,724
Total paid claims	$83,534	$156,323
Average per claim	$42.7	$42.0
Severity (3)	101.6%	103.1%
Average reserve per default (in thousands)	$19.3	$20.4

(1)	There were no incremental new notices for the six months ended June 30, 2018 and 1,300 ending delinquent loans at June 30, 2018 from areas attributable to the 2017 third quarter hurricanes.

(2)	Includes first lien primary and pool policies.

(3)	Represents total paid claims divided by RIF of loans for which claims were paid.
The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 11.6 to 1 at June 30, 2018, compared to 10.8 to 1 at December 31, 2017.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $9.16 billion at June 30, 2018, compared to $9.20 billion at December 31, 2017. The decrease reflected share buybacks and negative investment returns resulting from the increase in interest rates during the period, partially offset by strong underwriting results.

ARCH CAPITAL	67	2018 SECOND QUARTER FORM 10-Q

The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	June 30, 2018	December 31, 2017
Total shareholders’ equity available to Arch	$9,163,755	$9,196,602
Less preferred shareholders’ equity	780,000	872,555
Common shareholders’ equity available to Arch	$8,383,755	$8,324,047
Common shares and common share equivalents outstanding, net of treasury shares (1)	405,436,637	409,956,417
Book value per share	$20.68	$20.30

(1)	Excludes the effects of 20,843,879 and 19,770,174 stock options and 1,400,051 and 913,488 restricted stock units outstanding at June 30, 2018 and December 31, 2017, respectively.
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
For the six months ended June 30, 2018, Arch Capital received dividends of $239.6 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $1.93 billion to Arch Capital during the remainder of 2018 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
For the six months ended June 30, 2018, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) received $25.0 million of dividends from Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Arch Re U.S. can pay approximately $103.8 million to Arch-U.S. during the remainder of 2018, subject to the approval of the Commissioner of the Delaware Department of Insurance.
For the six months ended June 30, 2018, Arch-U.S. received

$150.0 million of dividends from Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S., which received $400.0 million of dividends from United Guaranty Residential Insurance Company (“UGRIC”) and other UGC companies. Arch U.S. MI Holdings Inc. used $250.0 million of such proceeds to pay down its revolving credit agreement borrowings. UGRIC has no remaining ordinary dividend capacity for the remainder of 2018.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment (i.e., Watford Re). See note 11, “Variable Interest Entities and Noncontrolling Interests,” for cash flows related to Watford Re.

	Six Months Ended
	June 30,
	2018	2017
Total cash provided by (used for):
Operating activities	$404,451	$399,755
Investing activities	270,381	(225,626)
Financing activities	(731,613)	(252,009)
Effects of exchange rate changes on foreign currency cash	(9,024)	8,457
Increase (decrease) in cash and restricted cash	$(65,805)	$(69,423)
•Cash provided by operating activities for the six months ended June 30, 2018 reflected a higher level of premiums collected than in the 2017 period and an income tax refund, partially offset by a retroactive reinsurance transaction with a third party reinsurer, while the 2017 period reflected higher purchases of tax and loss bonds and outflows related to the UGC acquisition.
•Cash provided by investing activities for the six months ended June 30, 2018 was higher than the cash used in the 2017 period, primarily reflecting the sale of short term investments to fund the financing activities noted below. In addition, activity for the 2018 period reflected higher net purchases of fixed maturity investments than in the 2017 period.
•Cash used for financing activities for the six months ended June 30, 2018 was higher than in the 2017 period, and reflected $250.0 million of paydowns on our revolving credit agreement borrowings, $173.6 million of repurchases under our share repurchase program and $92.6 million related to redemption of our Series C preferred shares in January 2018.

ARCH CAPITAL	68	2018 SECOND QUARTER FORM 10-Q

CAPITAL RESOURCES

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.
The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Jun 30, 2018	Dec 31, 2017
Debt:
Senior notes, due May 2034	$297,101	$297,053
Arch-U.S. senior notes, due Nov 2043 (1)	494,671	494,621
Arch Finance senior notes, due Dec 2026 (1)	496,229	496,043
Arch Finance senior notes, due Dec 2046 (1)	445,210	445,167
Revolving credit agreement borrowings due Oct 2021 (2)	125,000	375,000
Total	$1,858,211	$2,107,884

Shareholders’ equity available to Arch:
Series C non-cumulative preferred shares (3)	$—	$92,555
Series E non-cumulative preferred shares	450,000	450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	8,383,755	8,324,047
Total	$9,163,755	$9,196,602

Total capital available to Arch	$11,021,966	$11,304,486

Senior notes to total capital (%)	15.7	15.3
Revolving credit agreement borrowings to total capital (%)	1.1	3.3
Debt to total capital (%)	16.9	18.6
Preferred to total capital (%)	7.1	7.7
Debt and preferred to total capital (%)	23.9	26.4

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	$500 million unsecured facility for revolving loans and letters of credit.

(3)	Redeemed on January 2, 2018.
Arch Capital and Arch-U.S. are each holding companies and, accordingly, they conduct substantially all of their operations through their operating subsidiaries. Arch Capital Finance LLC (“Arch Finance”) is a wholly owned subsidiary of Arch U.S. MI Holdings Inc. As a result, Arch Capital, Arch-U.S. and Arch Finance's cash flows and their ability to service their debt depends upon the earnings of their operating subsidiaries, or affiliates in the case of Arch Finance, and on their ability to distribute the earnings, loans or other payments from such subsidiaries or affiliates to Arch Capital, Arch-U.S. and Arch Finance, respectively.
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of June 30, 2018 with an estimated PMIER sufficiency ratio of 134%, compared to 129% at December 31, 2017.
Arch Capital, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Historically, our insurance, reinsurance and mortgage insurance subsidiaries have entered into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. The reinsurance agreements between our U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Re Bermuda were canceled on a cutoff basis as of January 1, 2018. As a result, the level of subject business ceded to Arch Re Bermuda was substantially lower for the six months ended June 30, 2018 than in prior periods.
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the six months ended June 30, 2018, Arch Capital repurchased 6,522,645 shares under the share repurchase program with an aggregate purchase price of $173.6 million. Since the inception of the share repurchase program through June 30, 2018, Arch Capital has repurchased 382.2 million common shares for an aggregate purchase price of $3.86 billion. At June 30, 2018, approximately $272.9 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.
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

ARCH CAPITAL	69	2018 SECOND QUARTER FORM 10-Q

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
Based on in-force exposure estimated as of July 1, 2018, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $404 million, followed by windstorms affecting the Gulf of Mexico and Florida Tri-County regions with net probable maximum pre-tax losses of $390 million and $346 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2018, our modeled peak zone earthquake exposure (Los Angeles earthquake) represented approximately 57% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
Effective July 1, 2018, our insurance operations had in effect a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $275 million in excess of a $75 million retention per occurrence. Such amounts compare to $200 million in excess of a $150 million retention per occurrence prior to July 1, 2018.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch (total shareholders’ equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2018, our modeled RDS loss was less than 15% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2018. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of

ARCH CAPITAL	70	2018 SECOND QUARTER FORM 10-Q

several components, including liquidity, basis and price risks. We have not included Watford Re in the following analyses as we do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at June 30, 2018 that affect the quantitative and qualitative disclosures presented in our 2017 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Jun 30, 2018
Total fair value	$18.67	$18.40	$18.15	$17.89	$17.64
Change from base	2.9%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$0.53	$0.25		$(0.25)	$(0.51)

Dec 31, 2017
Total fair value	$19.11	$18.85	$18.59	$18.33	$18.09
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.52	$0.26		$(0.26)	$(0.50)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Jun 30, 2018
Total fair value	$18.51	$18.33	$18.15	$17.96	$17.78
Change from base	2.0%	1.0%		(1.0)%	(2.0)%
Change in unrealized value	$0.36	$0.18		$(0.18)	$(0.36)

Dec 31, 2017
Total fair value	$18.96	$18.77	$18.59	$18.40	$18.22
Change from base	2.0%	1.0%		(1.0)%	(2.0)%
Change in unrealized value	$0.37	$0.19		$(0.19)	$(0.37)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2018, our portfolio’s VaR was estimated to be 3.15% compared to an estimated 3.10% at December 31, 2017.
Equity Securities. At June 30, 2018 and December 31, 2017, the fair value of our investments in equity securities totaled $545.1 million and $576.0 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $54.5 million and $57.6 million at June 30, 2018 and December 31, 2017, respectively, and would have decreased book value per share by approximately $0.13 and $0.14, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $54.5 million and $57.6 million at June 30, 2018 and December 31, 2017, respectively, and would have increased book value per share by approximately $0.13 and $0.14, respectively.
Investment-Related Derivatives. At June 30, 2018, the notional value of all derivative instruments (excluding to-be-announced

ARCH CAPITAL	71	2018 SECOND QUARTER FORM 10-Q

mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.20 billion, compared to $2.44 billion at December 31, 2017. If the underlying exposure of each investment-related derivative held at June 30, 2018 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $32.0 million, and a decrease in book value per share of approximately $0.08 per share, compared to $24.4 million and $0.06 per share, respectively, on investment-related derivatives held at December 31, 2017. If the underlying exposure of each investment-related derivative held at June 30, 2018 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $32.0 million, and an increase in book value per share of approximately $0.08 per share, compared to $24.4 million and $0.06 per share, respectively, on investment-related derivatives held at December 31, 2017. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2018	December 31, 2017
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(67,954)	$401,966
Shareholders’ equity denominated in foreign currencies (1)	336,778	345,743
Net foreign currency forward contracts outstanding (2)	138,494	(123,732)
Net exposures denominated in foreign currencies	$407,318	$623,977

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(40,732)	$(62,398)
Book value per share	$(0.10)	$(0.15)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$40,732	$62,398
Book value per share	$0.10	$0.15

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.
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

ARCH CAPITAL	72	2018 SECOND QUARTER FORM 10-Q

OTHER FINANCIAL INFORMATION

The consolidated financial statements as of June 30, 2018 and for the three month and six month periods ended June 30, 2018 and 2017 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to applicable Exchange Act Rules as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to information being recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report as it relates to Arch Capital and its consolidated subsidiaries.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	73	2018 SECOND QUARTER FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2018, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2018 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2018 - 4/30/2018	2,754,393	$26.90	2,727,816	$369,861
5/1/2018 - 5/31/2018	3,215,118	26.38	2,872,941	$294,159
6/1/2018 - 6/30/2018	888,757	26.43	803,673	$272,926
Total	6,858,268	$26.60	6,404,430

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

(2)
Remaining amount available at June 30, 2018 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

ARCH CAPITAL	74	2018 SECOND QUARTER FORM 10-Q

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2018 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.
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
On January 16, 2016, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) adopted General License H which authorized non-U.S. entities that are owned or controlled by a U.S. person to engage in certain activities with Iran so long as they complied with certain specific requirements set forth therein.
Certain of our non-U.S. subsidiaries provide global marine policies that provide coverage for vessels navigating into and out of ports worldwide. In light of European Union and U.S. modifications to Iran sanctions in 2016, including the issuance of General License H, and consistent with General License H, we have been notified that certain of our policyholders shipped cargo to and from Iran, and that such cargo may include transporting crude oil from Iran to another country. Since these policies insure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran. On May 8, 2018, the President announced that the U.S. will cease participation in the Joint Comprehensive Plan of Action and will begin reimposing the U.S. nuclear-related sanctions. On June 27, 2018, OFAC revoked General License H and added Section 560.537 to the Iranian Transactions and Sanctions Regulations, which authorizes all transactions and activities that are ordinarily incident and necessary to the winding down of activities previously approved under General License H through November 4, 2018. Our non-U.S. affiliates expect to wind down activities in Iran by November 4, 2018 in accordance with all applicable laws and regulations. Since May 8, 2018, our non-U.S. subsidiaries have not entered into any new transactions that had previously been permitted under General License H.

ARCH CAPITAL	75	2018 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	ACGL 2018 Long Term Incentive and Share Award Plan†
10.2	Employment Agreement, dated as of February 1, 2018, between ACGL and W. Preston Hutchings†
10.3	Form of Restricted Share Award Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†
10.4	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†
10.5	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†
10.6	Form of Non-Employee Director Restricted Share Agreement†
10.7	Restricted Share Agreement, dated May 9, 2018, between ACGL and Constantine Iordanou†
10.8	Non-Qualified Stock Option Agreement, dated May 9, 2018, between ACGL and Constantine Iordanou†
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six month periods ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement

ARCH CAPITAL	76	2018 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: August 8, 2018	Marc Grandisson
President and Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 8, 2018	François Morin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ARCH CAPITAL	77	2018 SECOND QUARTER FORM 10-Q