Form 10-Q
period 2018-09-30
ARCH CAPITAL GROUP LTD.
filed 2018-11-09
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of November 7, 2018, there were 404,724,220 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2018 THIRD QUARTER FORM 10-Q

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2018;

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

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

ARCH CAPITAL	2	2018 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	3	2018 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2018 THIRD QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries as of September 30, 2018, the related consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2018 and September 30, 2017, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and September 30, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
November 9, 2018

ARCH CAPITAL	5	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $14,510,474 and $13,869,460)	$14,331,641	$13,876,003
Short-term investments available for sale, at fair value (amortized cost: $961,993 and $1,468,955)	961,799	1,469,042
Collateral received under securities lending, at fair value (amortized cost: $306,886 and $476,605)	306,893	476,615
Equity securities, at fair value	444,118	495,804
Other investments available for sale, at fair value (cost: $0 and $198,163)	—	264,989
Investments accounted for using the fair value option	4,097,735	4,216,237
Investments accounted for using the equity method	1,524,242	1,041,322
Total investments	21,666,428	21,840,012

Cash	651,037	606,199
Accrued investment income	106,543	113,133
Securities pledged under securities lending, at fair value (amortized cost: $316,147 and $463,181)	299,409	464,917
Premiums receivable	1,307,466	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,749,785	2,540,143
Contractholder receivables	2,067,268	1,978,414
Ceded unearned premiums	1,011,850	926,611
Deferred acquisition costs	572,987	535,824
Receivable for securities sold	278,753	205,536
Goodwill and intangible assets	566,662	652,611
Other assets	974,346	1,053,009
Total assets	$32,252,534	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$11,554,321	$11,383,792
Unearned premiums	3,868,379	3,622,314
Reinsurance balances payable	404,936	323,496
Contractholder payables	2,067,268	1,978,414
Collateral held for insured obligations	249,723	240,183
Senior notes	1,733,364	1,732,884
Revolving credit agreement borrowings	554,756	816,132
Securities lending payable	306,886	476,605
Payable for securities purchased	255,427	449,186
Other liabilities	819,373	782,717
Total liabilities	21,814,433	21,805,723

Commitments and Contingencies
Redeemable noncontrolling interests	206,199	205,922

Shareholders' Equity
Non-cumulative preferred shares	780,000	872,555
Convertible non-voting common equivalent preferred shares	—	489,627
Common shares ($0.0011 par, shares issued: 570,048,156 and 549,872,226)	633	611
Additional paid-in capital	1,775,499	1,230,617
Retained earnings	9,300,208	8,562,889
Accumulated other comprehensive income (loss), net of deferred income tax	(221,041)	118,044
Common shares held in treasury, at cost (shares: 164,523,796 and 156,938,409)	(2,280,151)	(2,077,741)
Total shareholders' equity available to Arch	9,355,148	9,196,602
Non-redeemable noncontrolling interests	876,754	843,411
Total shareholders' equity	10,231,902	10,040,013
Total liabilities, noncontrolling interests and shareholders' equity	$32,252,534	$32,051,658

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Net premiums written	$1,333,553	$1,325,403	$4,044,993	$3,850,358
Change in unearned premiums	(42,675)	(63,517)	(182,453)	(230,581)
Net premiums earned	1,290,878	1,261,886	3,862,540	3,619,777
Net investment income	144,024	116,459	406,416	345,457
Net realized gains (losses)	(51,705)	66,275	(239,314)	122,163

Other-than-temporary impairment losses	(492)	(1,878)	(1,124)	(5,415)
Less investment impairments recognized in other comprehensive income, before taxes	—	—	—	—
Net impairment losses recognized in earnings	(492)	(1,878)	(1,124)	(5,415)

Other underwriting income	5,823	6,064	15,046	15,519
Equity in net income (loss) of investment funds accounted for using the equity method	15,982	31,090	52,523	111,884
Other income (loss)	(726)	(342)	2,461	(3,118)
Total revenues	1,403,784	1,479,554	4,098,548	4,206,267

Expenses
Losses and loss adjustment expenses	699,420	1,046,141	2,062,433	2,288,571
Acquisition expenses	201,602	193,854	595,816	566,579
Other operating expenses	161,098	170,127	512,294	514,827
Corporate expenses	14,335	17,098	52,159	69,766
Amortization of intangible assets	26,315	31,824	79,523	93,942
Interest expense	29,730	29,510	90,710	86,935
Net foreign exchange (gains) losses	(10,838)	28,028	(44,823)	86,975
Total expenses	1,121,662	1,516,582	3,348,112	3,707,595

Income (loss) before income taxes	282,122	(37,028)	750,436	498,672
Income tax expense	(33,356)	(8,189)	(78,939)	(70,755)
Net income (loss)	$248,766	$(45,217)	$671,497	$427,917
Net (income) loss attributable to noncontrolling interests	(21,358)	11,561	(50,020)	(23,279)
Net income (loss) available to Arch	227,408	(33,656)	621,477	404,638
Preferred dividends	(10,402)	(12,369)	(31,242)	(34,936)
Loss on redemption of preferred shares	—	(6,735)	(2,710)	(6,735)
Net income (loss) available to Arch common shareholders	$217,006	$(52,760)	$587,525	$362,967

Net income (loss) per common share and common share equivalent
Basic	$0.54	$(0.13)	$1.45	$0.90
Diluted	$0.53	$(0.13)	$1.42	$0.87

Weighted average common shares and common share equivalents outstanding
Basic	402,939,092	404,656,353	405,076,228	403,416,387
Diluted	411,721,214	404,656,353	413,993,192	417,666,972

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Comprehensive Income
Net income (loss)	$248,766	$(45,217)	$671,497	$427,917
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	(53,308)	66,462	(305,256)	260,223
Reclassification of net realized (gains) losses, net of income taxes, included in net income (loss)	23,203	(23,912)	122,307	(46,180)
Foreign currency translation adjustments	2,063	8,280	(9,250)	29,701
Comprehensive income	220,724	5,613	479,298	671,661
Net (income) loss attributable to noncontrolling interests	(21,358)	11,561	(50,020)	(23,279)
Other comprehensive (income) loss attributable to noncontrolling interests	1,158	411	2,908	479
Comprehensive income available to Arch	$200,524	$17,585	$432,186	$648,861

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-cumulative preferred shares
Balance at beginning of period	$780,000	$772,555	$872,555	$772,555
Preferred shares issued	—	230,000	—	230,000
Preferred shares redeemed	—	(230,000)	(92,555)	(230,000)
Balance at end of period	780,000	772,555	780,000	772,555

Convertible non-voting common equivalent preferred shares
Balance at beginning of period	—	489,627	489,627	1,101,304
Preferred shares converted to common shares	—	—	(489,627)	(611,677)
Balance at end of period	—	489,627	—	489,627

Common shares
Balance at beginning of period	633	609	611	582
Common shares issued, net	—	1	22	28
Balance at end of period	633	610	633	610

Additional paid-in capital
Balance at beginning of period	1,760,606	1,196,884	1,230,617	531,687
Preferred shares converted to common shares	—	—	489,608	611,653
Other changes	14,893	16,076	55,274	69,620
Balance at end of period	1,775,499	1,212,960	1,775,499	1,212,960

Retained earnings
Balance at beginning of period	9,083,202	8,412,114	8,562,889	7,996,701
Cumulative effect of an accounting change (see Note 1)	—	—	149,794	(314)
Balance at beginning of period, as adjusted	9,083,202	8,412,114	8,712,683	7,996,387
Net income	248,766	(45,217)	671,497	427,917
Net (income) loss attributable to noncontrolling interests	(21,358)	11,561	(50,020)	(23,279)
Preferred share dividends	(10,402)	(12,369)	(31,242)	(34,936)
Loss on redemption of preferred shares	—	(6,735)	(2,710)	(6,735)
Balance at end of period	9,300,208	8,359,354	9,300,208	8,359,354

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	(194,157)	78,441	118,044	(114,541)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	(143,353)	143,852	157,400	(27,641)
Cumulative effect of an accounting change (see Note 1)	—	—	(149,794)	—
Balance at beginning of period, as adjusted	(143,353)	143,852	7,606	(27,641)
Unrealized holding gains (losses) during period, net of reclassification adj.	(30,105)	42,550	(182,949)	214,043
Unrealized holding gains (losses) during period attrib. to noncontrolling int.	1,238	—	3,123	—
Balance at end of period	(172,220)	186,402	(172,220)	186,402
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(50,804)	(65,411)	(39,356)	(86,900)
Foreign currency translation adjustments	2,063	8,280	(9,250)	29,701
Foreign currency translation adjustments attributable to noncontrolling int.	(80)	411	(215)	479
Balance at end of period	(48,821)	(56,720)	(48,821)	(56,720)
Balance at end of period	(221,041)	129,682	(221,041)	129,682

Common shares held in treasury, at cost
Balance at beginning of period	(2,266,529)	(2,051,343)	(2,077,741)	(2,034,570)
Shares repurchased for treasury	(13,622)	(2,301)	(202,410)	(19,074)
Balance at end of period	(2,280,151)	(2,053,644)	(2,280,151)	(2,053,644)

Total shareholders’ equity available to Arch	9,355,148	8,911,144	9,355,148	8,911,144
Non-redeemable noncontrolling interests	876,754	860,898	876,754	860,898
Total shareholders’ equity	$10,231,902	$9,772,042	$10,231,902	$9,772,042

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net income	$671,497	$427,917
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	224,757	(141,944)
Net impairment losses recognized in earnings	1,124	5,415
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	6,357	(63,784)
Amortization of intangible assets	79,523	93,942
Share-based compensation	45,806	58,308
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	68,245	602,652
Unearned premiums, net of ceded unearned premiums	182,453	230,581
Premiums receivable	(203,247)	(167,143)
Deferred acquisition costs	(36,074)	(73,631)
Reinsurance balances payable	83,696	37,528
Other items, net	(3,150)	50,868
Net cash provided by operating activities	1,120,987	1,060,709
Investing Activities
Purchases of fixed maturity investments	(24,837,917)	(28,079,129)
Purchases of equity securities	(819,342)	(667,135)
Purchases of other investments	(1,543,332)	(1,406,528)
Proceeds from sales of fixed maturity investments	23,310,203	27,629,474
Proceeds from sales of equity securities	866,919	751,873
Proceeds from sales, redemptions and maturities of other investments	1,178,035	938,581
Proceeds from redemptions and maturities of fixed maturity investments	724,021	747,621
Net settlements of derivative instruments	765	(20,952)
Net sales (purchases) of short-term investments	554,315	(964,653)
Change in cash collateral related to securities lending	137,073	148,692
Acquisitions, net of cash	—	(27,709)
Purchases of fixed assets	(19,050)	(16,862)
Other	58,227	94,089
Net cash provided by (used for) investing activities	(390,083)	(872,638)
Financing Activities
Proceeds from issuance of preferred shares, net	—	222,054
Redemption of preferred shares	(92,555)	(230,000)
Purchases of common shares under share repurchase program	(184,529)	—
Proceeds from common shares issued, net	(12,029)	(7,484)
Proceeds from borrowings	167,259	238,915
Repayments of borrowings	(427,000)	(172,000)
Change in cash collateral related to securities lending	(137,073)	(148,692)
Dividends paid to redeemable noncontrolling interests	(13,491)	(13,491)
Other	(6,084)	(49,280)
Preferred dividends paid	(31,242)	(34,936)
Net cash provided by (used for) financing activities	(736,744)	(194,914)

Effects of exchange rate changes on foreign currency cash and restricted cash	(11,625)	17,888

Increase (decrease) in cash and restricted cash	(17,465)	11,045
Cash and restricted cash, beginning of year	727,284	969,569
Cash and restricted cash, end of period	$709,819	$980,614

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
Arch Capital Group Ltd. (“Arch Capital”) is a Bermuda public limited liability company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. The Company’s consolidated financial statements include the results of Watford Holdings Ltd. and its wholly owned subsidiaries. See Note 10.
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

ARCH CAPITAL	11	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Standards Not Yet Adopted
In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements (Topic 842),” which will ease implementation of the lease standard (ASU 2016-02). The guidance provides an alternative transition method by which leases are recognized at the date of adoption. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company will adopt this alternative transition method when adopting the new lease standard as of January 1, 2019. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40),” to align the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(q), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2017 Form 10-K.
2.    Share Transactions

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

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 382.6 million common shares for an aggregate purchase price of $3.87 billion. For the nine months ended September 30, 2018, Arch Capital repurchased 6.9 million shares under the share repurchase program with an aggregate purchase price of $184.5 million. Arch Capital did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2017. At September 30, 2018, $262.0 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Conversion of Convertible Non-Voting Common Equivalent Preferred Shares
In March 2018, Arch Capital completed an underwritten public secondary offering of 17.0 million common shares (split adjusted) by American International Group, Inc. (“AIG”) following transfer of 0.6 million Series D convertible non-voting common equivalent preferred shares (“Series D Preferred Shares”). Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At September 30, 2018, no Series D Preferred Shares were outstanding.
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

ARCH CAPITAL	12	2018 THIRD QUARTER FORM 10-Q

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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$248,766	$(45,217)	$671,497	$427,917
Amounts attributable to noncontrolling interests	(21,358)	11,561	(50,020)	(23,279)
Net income (loss) available to Arch	227,408	(33,656)	621,477	404,638
Preferred dividends	(10,402)	(12,369)	(31,242)	(34,936)
Loss on redemption of preferred shares	—	(6,735)	(2,710)	(6,735)
Net income (loss) available to Arch common shareholders	$217,006	$(52,760)	$587,525	$362,967

Denominator:
Weighted average common shares outstanding	402,939,092	387,633,753	400,649,105	373,579,833
Series D preferred shares (1)	—	17,022,600	4,427,123	29,836,554
Weighted average common shares and common share equivalents outstanding — basic	402,939,092	404,656,353	405,076,228	403,416,387
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,619,286	—	1,568,044	4,379,637
Stock options (2)	7,162,836	—	7,348,920	9,870,948
Weighted average common shares and common share equivalents outstanding — diluted	411,721,214	404,656,353	413,993,192	417,666,972

Earnings (loss) per common share:
Basic	$0.54	$(0.13)	$1.45	$0.90
Diluted	$0.53	$(0.13)	$1.42	$0.87

(1)	Such shares are convertible non-voting common equivalent preferred shares issued in connection with the UGC acquisition. See Note 2.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2018 third quarter and 2017 third quarter, the number of stock options excluded were 4,396,352 and 0, respectively. For the nine months ended September 30, 2018 and 2017, the number of stock options excluded were 5,481,584 and 2,516,604, respectively.

ARCH CAPITAL	13	2018 THIRD QUARTER FORM 10-Q

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
The corporate (non-underwriting) segment results include net investment income, other income (loss), corporate expenses, transaction costs and other, interest expense, items related to the Company’s non-cumulative preferred shares, net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and income taxes. Such amounts exclude the results of the ‘other’ segment.
The ‘other’ segment includes the results of Watford Re (see Note 10). Watford Re has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	14	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$836,820	$435,396	$350,559	$1,622,532	$185,033	$1,731,328
Premiums ceded	(259,968)	(123,705)	(57,226)	(440,656)	(33,356)	(397,775)
Net premiums written	576,852	311,691	293,333	1,181,876	151,677	1,333,553
Change in unearned premiums	(15,794)	(18,418)	7,591	(26,621)	(16,054)	(42,675)
Net premiums earned	561,058	293,273	300,924	1,155,255	135,623	1,290,878
Other underwriting income (loss)	—	1,387	3,733	5,120	703	5,823
Losses and loss adjustment expenses	(409,435)	(183,413)	(9,615)	(602,463)	(96,957)	(699,420)
Acquisition expenses	(88,255)	(50,367)	(33,361)	(171,983)	(29,619)	(201,602)
Other operating expenses	(90,081)	(29,936)	(31,122)	(151,139)	(9,959)	(161,098)
Underwriting income (loss)	$(26,713)	$30,944	$230,559	234,790	(209)	234,581

Net investment income				114,328	29,696	144,024
Net realized gains (losses)				(47,010)	(4,695)	(51,705)
Net impairment losses recognized in earnings				(492)	—	(492)
Equity in net income (loss) of investment funds accounted for using the equity method				15,982	—	15,982
Other income (loss)				(726)	—	(726)
Corporate expenses (2)				(13,244)	—	(13,244)
Transaction costs and other (2)				(1,091)	—	(1,091)
Amortization of intangible assets				(26,315)	—	(26,315)
Interest expense				(24,666)	(5,064)	(29,730)
Net foreign exchange gains (losses)				7,130	3,708	10,838
Income before income taxes				258,686	23,436	282,122
Income tax expense				(33,356)	—	(33,356)
Net income				225,330	23,436	248,766
Dividends attributable to redeemable noncontrolling interests				—	(4,599)	(4,599)
Amounts attributable to nonredeemable noncontrolling interests				—	(16,759)	(16,759)
Net income available to Arch				225,330	2,078	227,408
Preferred dividends				(10,402)	—	(10,402)
Net income available to Arch common shareholders				$214,928	$2,078	$217,006

Underwriting Ratios
Loss ratio	73.0%	62.5%	3.2%	52.1%	71.5%	54.2%
Acquisition expense ratio	15.7%	17.2%	11.1%	14.9%	21.8%	15.6%
Other operating expense ratio	16.1%	10.2%	10.3%	13.1%	7.3%	12.5%
Combined ratio	104.8%	89.9%	24.6%	80.1%	100.6%	82.3%

Goodwill and intangible assets	$20,141	$—	$538,871	$559,012	$7,650	$566,662

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$787,447	$422,083	$347,951	$1,557,179	$166,198	$1,648,246
Premiums ceded	(222,516)	(105,389)	(57,900)	(385,503)	(12,471)	(322,843)
Net premiums written	564,931	316,694	290,051	1,171,676	153,727	1,325,403
Change in unearned premiums	(29,766)	6,879	(15,533)	(38,420)	(25,097)	(63,517)
Net premiums earned	535,165	323,573	274,518	1,133,256	128,630	1,261,886
Other underwriting income (loss)	—	1,728	3,599	5,327	737	6,064
Losses and loss adjustment expenses	(568,795)	(318,609)	(35,156)	(922,560)	(123,581)	(1,046,141)
Acquisition expenses	(82,638)	(57,340)	(21,803)	(161,781)	(32,073)	(193,854)
Other operating expenses	(90,875)	(36,214)	(34,770)	(161,859)	(8,268)	(170,127)
Underwriting income (loss)	$(207,143)	$(86,862)	$186,388	(107,617)	(34,555)	(142,172)

Net investment income				94,127	22,332	116,459
Net realized gains (losses)				64,104	2,171	66,275
Net impairment losses recognized in earnings				(1,878)	—	(1,878)
Equity in net income (loss) of investment funds accounted for using the equity method				31,090	—	31,090
Other income (loss)				(342)	—	(342)
Corporate expenses (2)				(14,108)	—	(14,108)
Transaction costs and other (2)				(2,990)	—	(2,990)
Amortization of intangible assets				(31,824)	—	(31,824)
Interest expense				(26,264)	(3,246)	(29,510)
Net foreign exchange gains (losses)				(27,785)	(243)	(28,028)
Income (loss) before income taxes				(23,487)	(13,541)	(37,028)
Income tax expense				(8,168)	(21)	(8,189)
Net income (loss)				(31,655)	(13,562)	(45,217)
Dividends attributable to redeemable noncontrolling interests				—	(4,586)	(4,586)
Amounts attributable to nonredeemable noncontrolling interests				—	16,147	16,147
Net income (loss) available to Arch				(31,655)	(2,001)	(33,656)
Preferred dividends				(12,369)	—	(12,369)
Loss on redemption of preferred shares				(6,735)	—	(6,735)
Net income (loss) available to Arch common shareholders				$(50,759)	$(2,001)	$(52,760)

Underwriting Ratios
Loss ratio	106.3%	98.5%	12.8%	81.4%	96.1%	82.9%
Acquisition expense ratio	15.4%	17.7%	7.9%	14.3%	24.9%	15.4%
Other operating expense ratio	17.0%	11.2%	12.7%	14.3%	6.4%	13.5%
Combined ratio	138.7%	127.4%	33.4%	110.0%	127.4%	111.8%

Goodwill and intangible assets	$23,445	$417	$652,893	$676,755	$7,650	$684,405

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,429,570	$1,503,206	$1,002,727	$4,935,339	$574,078	$5,266,086
Premiums ceded	(752,413)	(455,682)	(154,230)	(1,362,161)	(102,263)	(1,221,093)
Net premiums written	1,677,157	1,047,524	848,497	3,573,178	471,815	4,044,993
Change in unearned premiums	(30,913)	(134,761)	23,147	(142,527)	(39,926)	(182,453)
Net premiums earned	1,646,244	912,763	871,644	3,430,651	431,889	3,862,540
Other underwriting income (loss)	—	2,490	10,464	12,954	2,092	15,046
Losses and loss adjustment expenses	(1,120,630)	(555,044)	(74,672)	(1,750,346)	(312,087)	(2,062,433)
Acquisition expenses	(264,094)	(148,828)	(87,665)	(500,587)	(95,229)	(595,816)
Other operating expenses	(274,735)	(101,185)	(108,622)	(484,542)	(27,752)	(512,294)
Underwriting income (loss)	$(13,215)	$110,196	$611,149	708,130	(1,087)	707,043

Net investment income				322,332	84,084	406,416
Net realized gains (losses)				(218,414)	(20,900)	(239,314)
Net impairment losses recognized in earnings				(1,124)	—	(1,124)
Equity in net income (loss) of investment funds accounted for using the equity method				52,523	—	52,523
Other income (loss)				2,461	—	2,461
Corporate expenses (2)				(43,330)	—	(43,330)
Transaction costs and other (2)				(8,829)	—	(8,829)
Amortization of intangible assets				(79,523)	—	(79,523)
Interest expense				(76,631)	(14,079)	(90,710)
Net foreign exchange gains (losses)				38,302	6,521	44,823
Income before income taxes				695,897	54,539	750,436
Income tax expense				(78,912)	(27)	(78,939)
Net income				616,985	54,512	671,497
Dividends attributable to redeemable noncontrolling interests				—	(13,769)	(13,769)
Amounts attributable to nonredeemable noncontrolling interests				—	(36,251)	(36,251)
Net income available to Arch				616,985	4,492	621,477
Preferred dividends				(31,242)	—	(31,242)
Loss on redemption of preferred shares				(2,710)	—	(2,710)
Net income available to Arch common shareholders				$583,033	$4,492	$587,525

Underwriting Ratios
Loss ratio	68.1%	60.8%	8.6%	51.0%	72.3%	53.4%
Acquisition expense ratio	16.0%	16.3%	10.1%	14.6%	22.0%	15.4%
Other operating expense ratio	16.7%	11.1%	12.5%	14.1%	6.4%	13.3%
Combined ratio	100.8%	88.2%	31.2%	79.7%	100.7%	82.1%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,313,630	$1,351,051	$1,032,800	$4,697,007	$473,131	$4,915,895
Premiums ceded	(704,057)	(386,743)	(194,139)	(1,284,465)	(35,315)	(1,065,537)
Net premiums written	1,609,573	964,308	838,661	3,412,542	437,816	3,850,358
Change in unearned premiums	(51,188)	(81,182)	(61,776)	(194,146)	(36,435)	(230,581)
Net premiums earned	1,558,385	883,126	776,885	3,218,396	401,381	3,619,777
Other underwriting income (loss)	—	1,143	11,999	13,142	2,377	15,519
Losses and loss adjustment expenses	(1,252,375)	(631,669)	(84,915)	(1,968,959)	(319,612)	(2,288,571)
Acquisition expenses	(236,378)	(154,638)	(76,235)	(467,251)	(99,328)	(566,579)
Other operating expenses	(271,268)	(110,458)	(108,790)	(490,516)	(24,311)	(514,827)
Underwriting income (loss)	$(201,636)	$(12,496)	$518,944	304,812	(39,493)	265,319

Net investment income				282,459	62,998	345,457
Net realized gains (losses)				110,662	11,501	122,163
Net impairment losses recognized in earnings				(5,415)	—	(5,415)
Equity in net income (loss) of investment funds accounted for using the equity method				111,884	—	111,884
Other income (loss)				(3,118)	—	(3,118)
Corporate expenses (2)				(48,517)	—	(48,517)
Transaction costs and other (2)				(21,249)	—	(21,249)
Amortization of intangible assets				(93,942)	—	(93,942)
Interest expense				(77,932)	(9,003)	(86,935)
Net foreign exchange gains (losses)				(85,451)	(1,524)	(86,975)
Income before income taxes				474,193	24,479	498,672
Income tax expense				(70,734)	(21)	(70,755)
Net income				403,459	24,458	427,917
Dividends attributable to redeemable noncontrolling interests				—	(13,756)	(13,756)
Amounts attributable to nonredeemable noncontrolling interests				—	(9,523)	(9,523)
Net income available to Arch				403,459	1,179	404,638
Preferred dividends				(34,936)	—	(34,936)
Loss on redemption of preferred shares				(6,735)	—	(6,735)
Net income available to Arch common shareholders				$361,788	$1,179	$362,967

Underwriting Ratios
Loss ratio	80.4%	71.5%	10.9%	61.2%	79.6%	63.2%
Acquisition expense ratio	15.2%	17.5%	9.8%	14.5%	24.7%	15.7%
Other operating expense ratio	17.4%	12.5%	14.0%	15.2%	6.1%	14.2%
Combined ratio	113.0%	101.5%	34.7%	90.9%	110.4%	93.1%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	18	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reserve for losses and loss adjustment expenses at beginning of period	$11,424,337	$10,520,511	$11,383,792	$10,200,960
Unpaid losses and loss adjustment expenses recoverable	2,651,749	2,116,210	2,464,910	2,083,575
Net reserve for losses and loss adjustment expenses at beginning of period	8,772,588	8,404,301	8,918,882	8,117,385

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	779,043	1,091,373	2,257,670	2,486,410
Prior years	(79,623)	(45,232)	(195,237)	(197,839)
Total net incurred losses and loss adjustment expenses	699,420	1,046,141	2,062,433	2,288,571

Retroactive reinsurance transaction (1)	—	—	(420,404)	—

Net foreign exchange (gains) losses	(33,783)	61,919	(110,061)	168,493

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(149,999)	(167,450)	(245,021)	(282,952)
Prior years	(396,695)	(457,183)	(1,314,298)	(1,403,769)
Total net paid losses and loss adjustment expenses	(546,694)	(624,633)	(1,559,319)	(1,686,721)

Net reserve for losses and loss adjustment expenses at end of period	8,891,531	8,887,728	8,891,531	8,887,728
Unpaid losses and loss adjustment expenses recoverable	2,662,790	2,463,539	2,662,790	2,463,539
Reserve for losses and loss adjustment expenses at end of period	$11,554,321	$11,351,267	$11,554,321	$11,351,267

(1)
During the 2018 second quarter, a subsidiary of the Company entered into a retroactive reinsurance transaction with a third party reinsurer to reinsure run-off liabilities associated with certain discontinued U.S. specialty casualty and program exposures.

Development on Prior Year Loss Reserves

2018 Third Quarter

During the 2018 third quarter, the Company recorded net favorable development on prior year loss reserves of $79.6 million, which consisted of $34.3 million from the reinsurance segment, $5.9 million from the insurance segment, $38.6 million from the mortgage segment and $0.7 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $34.3 million, or 11.7 loss ratio points, for the 2018 third quarter consisted of $26.5 million from short-tailed lines and $7.8 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $15.9 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period, and $10.3 million from other specialty reserves, primarily from the 2016 underwriting year. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $7.9 million based on varying levels of reported and paid claims activity, primarily from the 2009 underwriting year.
The insurance segment’s net favorable development of $5.9 million, or 1.1 loss ratio points, for the 2018 third quarter consisted of $14.3 million of net favorable development in short-tailed lines and $8.4 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2017 accident year (i.e., the year in which a loss occurred) while net adverse development in medium-tailed and long-tailed lines primarily resulted from $16.4 million of adverse development on contract binding business, primarily from the 2015 to 2017 accident years. Such amounts were partially offset by $8.0 million of net favorable development in other medium-tailed and short-tailed lines, including professional liability and surety business, across most accident years.

ARCH CAPITAL	19	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The mortgage segment’s net favorable development was $38.6 million, or 12.8 loss ratio points, for the 2018 third quarter. The 2018 third quarter development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business at Arch MI U.S.
2017 Third Quarter
During the 2017 third quarter, the Company recorded net favorable development on prior year loss reserves of $45.2 million, which consisted of $36.5 million from the reinsurance segment, $3.0 million from the insurance segment, $21.5 million from the mortgage segment and adverse development of $15.8 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $36.5 million, or 11.3 loss ratio points, for the 2017 third quarter consisted of $16.9 million from short-tailed lines and $19.6 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $11.8 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years, reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $13.4 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2009 underwriting years, and favorable development in marine reserves of $4.3 million across most underwriting years.
The insurance segment’s net favorable development of $3.0 million, or 0.6 loss ratio points, for the 2017 third quarter consisted of $1.8 million of net favorable development in short-tailed lines and $1.2 million of net favorable development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2011 to 2016 accident years. Net favorable development in medium-tailed lines reflected $11.9 million from professional liability reserves across most accident years and in surety reserves with $4.2 million of favorable development. Such amounts were partially offset by $12.9 million of adverse development on a small number of programs in the 2014 to 2016 accident years.
The mortgage segment’s net favorable development was $21.5 million, or 7.8 loss ratio points, for the 2017 third quarter. The 2017 third quarter development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business at Arch MI U.S.

Nine Months Ended September 30, 2018
During the nine months ended September 30, 2018, the Company recorded net favorable development on prior year loss reserves of $195.2 million, which consisted of $103.9 million from the reinsurance segment, $14.1 million from the insurance segment, $74.9 million from the mortgage segment and $2.3 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $103.9 million, or 11.4 loss ratio points, for the 2018 period consisted of $77.6 million from short-tailed lines and $26.3 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $56.4 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years, reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period, and $10.7 million from other specialty reserves, across most underwriting years. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $16.0 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2010 underwriting years, and favorable development in marine reserves of $10.8 million across most underwriting years.
The insurance segment’s net favorable development of $14.1 million, or 0.9 loss ratio points, for the 2018 period consisted of $37.0 million of net favorable development in short-tailed lines and $16.4 million of net favorable development in long-tailed lines, partially offset by $39.3 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2010 and 2017 accident years. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves of $8.0 million, primarily from the 2008 accident year, and in healthcare reserves of $8.1 million, primarily from the 2003 accident year. Net adverse development in medium-tailed lines reflected $23.4 million of adverse development in program business, primarily driven by a few inactive programs that were non-renewed in prior periods and $42.1 million of adverse development on contract binding business, primarily from the 2014 to 2017 accident years. Such amounts were partially offset by $26.2 million of net favorable development in other medium-tailed lines, including professional liability and surety business, across most accident years.
The mortgage segment’s net favorable development was $74.9 million, or 8.6 loss ratio points, for the 2018 period. The 2018 development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business at Arch MI U.S.

ARCH CAPITAL	20	2018 THIRD QUARTER FORM 10-Q

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
The reinsurance segment’s net favorable development of $133.3 million, or 15.1 points, for the 2017 period consisted of $85.8 million from short-tailed lines and $47.5 million from long-tailed and medium-tailed lines. Favorable development in short-tailed lines included $62.7 million from property catastrophe and property other than property catastrophe reserves, across most underwriting years, reflecting lower levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during the period, and $20.3 million from other specialty reserves, primarily from the 2016 underwriting year. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $28.0 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2013 underwriting years, and favorable development in marine reserves of $16.6 million across most underwriting years.
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

ARCH CAPITAL	21	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Investment Information

At September 30, 2018, total investable assets of $22.32 billion included $19.59 billion held by the Company and $2.73 billion attributable to Watford Re.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
September 30, 2018
Fixed maturities (1):
Corporate bonds	$5,639,800	$7,363	$(95,474)	$5,727,911	$(69)
Mortgage backed securities	468,254	1,412	(7,772)	474,614	(6)
Municipal bonds	1,222,440	4,236	(26,460)	1,244,664	—
Commercial mortgage backed securities	682,516	578	(15,062)	697,000	—
U.S. government and government agencies	3,276,243	1,499	(29,013)	3,303,757	—
Non-U.S. government securities	1,722,606	13,917	(40,094)	1,748,783	—
Asset backed securities	1,606,473	2,749	(13,450)	1,617,174	—
Total	14,618,332	31,754	(227,325)	14,813,903	(75)
Equity securities (3)
Other investments	—	—	—	—	—
Short-term investments	961,799	195	(389)	961,993	—
Total	$15,580,131	$31,949	$(227,714)	$15,775,896	$(75)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$4,434,439	$30,943	$(32,340)	$4,435,836	$(73)
Mortgage backed securities	316,141	1,640	(2,561)	317,062	(15)
Municipal bonds	2,158,840	20,285	(12,308)	2,150,863	—
Commercial mortgage backed securities	545,817	2,131	(4,268)	547,954	—
U.S. government and government agencies	3,484,257	2,188	(28,769)	3,510,838	—
Non-U.S. government securities	1,612,754	48,764	(17,321)	1,581,311	—
Asset backed securities	1,780,143	5,147	(8,614)	1,783,610	—
Total	14,332,391	111,098	(106,181)	14,327,474	(88)
Equity securities	504,333	88,739	(5,583)	421,177	—
Other investments	264,989	66,946	(120)	198,163	—
Short-term investments	1,469,042	650	(563)	1,468,955	—
Total	$16,570,755	$267,433	$(112,447)	$16,415,769	$(88)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2018, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was $0.2 million, compared to a net unrealized gain of $0.3 million at December 31, 2017.

(3)
Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments (see Note 1). As a result, equity securities are no longer accounted for as available for sale and are excluded from this table.

ARCH CAPITAL	22	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2018
Fixed maturities (1):
Corporate bonds	$4,517,581	$(75,830)	$483,379	$(19,644)	$5,000,960	$(95,474)
Mortgage backed securities	402,443	(6,721)	26,414	(1,051)	428,857	(7,772)
Municipal bonds	744,018	(16,808)	198,243	(9,652)	942,261	(26,460)
Commercial mortgage backed securities	499,307	(8,745)	103,813	(6,317)	603,120	(15,062)
U.S. government and government agencies	2,818,235	(22,512)	214,570	(6,501)	3,032,805	(29,013)
Non-U.S. government securities	1,289,557	(29,224)	299,654	(10,870)	1,589,211	(40,094)
Asset backed securities	1,176,057	(11,096)	139,349	(2,354)	1,315,406	(13,450)
Total	11,447,198	(170,936)	1,465,422	(56,389)	12,912,620	(227,325)
Equity securities (2)
Other investments	—	—	—	—	—	—
Short-term investments	189,378	(389)	—	—	189,378	(389)
Total	$11,636,576	$(171,325)	$1,465,422	$(56,389)	$13,101,998	$(227,714)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$2,320,716	$(25,411)	$279,082	$(6,929)	$2,599,798	$(32,340)
Mortgage backed securities	221,113	(1,715)	28,380	(846)	249,493	(2,561)
Municipal bonds	1,030,389	(8,438)	132,469	(3,870)	1,162,858	(12,308)
Commercial mortgage backed securities	225,164	(1,899)	57,291	(2,369)	282,455	(4,268)
U.S. government and government agencies	2,646,415	(26,501)	111,879	(2,268)	2,758,294	(28,769)
Non-U.S. government securities	1,218,514	(15,546)	93,530	(1,775)	1,312,044	(17,321)
Asset backed securities	1,111,246	(5,915)	209,207	(2,699)	1,320,453	(8,614)
Total	8,773,557	(85,425)	911,838	(20,756)	9,685,395	(106,181)
Equity securities	166,562	(5,583)	—	—	166,562	(5,583)
Other investments	15,025	(120)	—	—	15,025	(120)
Short-term investments	109,528	(563)	—	—	109,528	(563)
Total	$9,064,672	$(91,691)	$911,838	$(20,756)	$9,976,510	$(112,447)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments (see Note 1). As a result, equity securities are no longer accounted for as available for sale and are excluded from this table.

At September 30, 2018, on a lot level basis, approximately 5,610 security lots out of a total of approximately 7,690 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.4 million. At December 31, 2017, on a lot level basis, approximately 3,830 security lots out of a total of approximately 7,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.3 million.

ARCH CAPITAL	23	2018 THIRD QUARTER FORM 10-Q

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

	September 30, 2018		December 31, 2017
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$330,506	$331,010	$550,711	$548,771
Due after one year through five years	8,334,661	8,431,730	7,436,153	7,434,801
Due after five years through 10 years	2,910,493	2,972,893	3,369,635	3,369,750
Due after 10 years	285,429	289,482	333,791	325,526
	11,861,089	12,025,115	11,690,290	11,678,848
Mortgage backed securities	468,254	474,614	316,141	317,062
Commercial mortgage backed securities	682,516	697,000	545,817	547,954
Asset backed securities	1,606,473	1,617,174	1,780,143	1,783,610
Total (1)	$14,618,332	$14,813,903	$14,332,391	$14,327,474

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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short term investments. At September 30, 2018, the fair value of the cash collateral received on securities lending was $62.8 million and the fair value of security collateral received was $244.1 million. At December 31, 2017, the fair value of the cash collateral received on securities lending was $199.9 million, and the fair value of security collateral received was $276.7 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
September 30, 2018
U.S. government and government agencies	$116,389	$—	$155,273	$—	$271,662
Corporate bonds	22,267	—	—	—	22,267
Equity securities	12,957	—	—	—	12,957
Total	$151,613	$—	$155,273	$—	$306,886
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 8					$—
Amounts related to securities lending not included in offsetting disclosure in Note 8					$306,886

December 31, 2017
U.S. government and government agencies	$343,425	$20,309	$76,086	$—	$439,820
Corporate bonds	28,003	—	—	—	28,003
Equity securities	8,782	—	—	—	8,782
Total	$380,210	$20,309	$76,086	$—	$476,605
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 8					$—
Amounts related to securities lending not included in offsetting disclosure in Note 8					$476,605

ARCH CAPITAL	24	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Equity Securities, at Fair Value
At September 30, 2018, the Company held $444.1 million of equity securities, at fair value, compared to $495.8 million at December 31, 2017. Such holdings include publicly traded common stocks in the natural resources, energy, consumer staples and other sectors. Pursuant to new accounting guidance (see Note 1), changes in fair value on equity securities are recorded through net income effective January 1, 2018.
Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	September 30, 2018	December 31, 2017
Available for sale securities:
Asian and emerging markets	$—	$135,140
Investment grade fixed income	—	53,878
Credit related funds	—	18,365
Other	—	57,606
Total available for sale (1)	—	264,989
Fair value option:
Term loan investments (par value: $1,376,013 and $1,223,453)	$1,351,098	$1,200,882
Mezzanine debt funds	241,968	252,160
Credit related funds	200,226	175,422
Investment grade fixed income	97,347	102,347
Asian and emerging markets	330,999	258,541
Other (2)	120,038	147,029
Total fair value option	2,341,676	2,136,381
Total	$2,341,676	$2,401,370

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
Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	September 30, 2018	December 31, 2017
Fixed maturities	$1,374,453	$1,642,855
Other investments	2,341,676	2,136,381
Short-term investments	248,834	297,426
Equity securities	132,772	139,575
Investments accounted for using the fair value option	$4,097,735	$4,216,237
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2018	December 31, 2017
Investments accounted for using the equity method (1)	1,524,242	1,041,322
Investments accounted for using the fair value option (2)	167,860	130,471
Total	$1,692,102	$1,171,793

(1)	Aggregate unfunded commitments were $1.04 billion at September 30, 2018, compared to $1.02 billion at December 31, 2017.

(2)	Aggregate unfunded commitments were $111.1 million at September 30, 2018, compared to $100.4 million at December 31, 2017.

ARCH CAPITAL	25	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2018	2017
Three Months Ended
Fixed maturities	$120,516	$96,144
Equity securities	3,165	2,887
Short-term investments	4,547	2,957
Other (1)	39,098	37,957
Gross investment income	167,326	139,945
Investment expenses	(23,302)	(23,486)
Net investment income	$144,024	$116,459

Nine Months Ended
Fixed maturities	$343,513	$284,807
Equity securities	10,510	9,184
Short-term investments	13,799	6,732
Other (1)	114,640	111,613
Gross investment income	482,462	412,336
Investment expenses	(76,046)	(66,879)
Net investment income	$406,416	$345,457

(1)	Includes income distributions from investment funds, term loan investments and other items.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $16.0 million of equity in net income related to investment funds accounted for using the equity method in the 2018 third quarter, compared to $31.1 million for the 2017 third quarter, and $52.5 million for the nine months ended September 30, 2018, compared to $111.9 million for the 2017 period. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding net impairment losses recognized in earnings:

	September 30,
	2018	2017
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$10,990	$66,565
Gross losses on investment sales	(34,879)	(39,015)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(6,604)	4,035
Other investments	(7,950)	24,264
Equity securities	2,752	10,230
Short-term investments	(471)	(3,320)
Equity securities, at fair value (1):
Net realized gains (losses) on sales during the period	(2,012)	—
Net unrealized gains (losses) on equity securities still held at reporting date	10,798	—
Derivative instruments (2)	(17,556)	4,298
Other (3)	(6,773)	(782)
Net realized gains (losses)	$(51,705)	$66,275

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$44,732	$212,470
Gross losses on investment sales	(175,141)	(152,996)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(47,082)	34,232
Other investments	(14,578)	42,149
Equity securities	10,650	16,604
Short-term investments	(758)	12
Equity securities, at fair value (1):
Net realized gains (losses) on sales during the period	(13,298)	—
Net unrealized gains (losses) on equity securities still held at reporting date	(4,063)	—
Derivative instruments (2)	(23,665)	(9,653)
Other (3)	(16,111)	(20,655)
Net realized gains (losses)	$(239,314)	$122,163

(1)	Pursuant to new accounting guidance (see Note 1), changes in fair value on equity securities are recorded through net income effective January 1, 2018.

(2)	See Note 8 for information on the Company’s derivative instruments.

(3)	Includes the re-measurement of contingent consideration liability amounts.

ARCH CAPITAL	26	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Impairment Losses Recognized in Earnings
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.
The following table details the net impairment losses recognized in earnings by asset class:

	September 30,
	2018	2017
Three Months Ended
Fixed maturities:
Mortgage backed securities	$(73)	$(50)
Corporate bonds	(270)	(82)
Non-U.S. government securities	(149)	(178)
U.S. government and government agencies	—	(426)
Municipal bonds	—	(202)
Total	(492)	(938)
Equity securities	—	(940)
Net impairment losses recognized in earnings	$(492)	$(1,878)

Nine Months Ended
Fixed maturities:
Mortgage backed securities	$(196)	$(1,461)
Corporate bonds	(631)	(1,484)
Non-U.S. government securities	(149)	(376)
Asset backed securities	(148)	—
U.S. government and government agencies	—	(426)
Municipal bonds	—	(375)
Total	(1,124)	(4,122)
Equity securities	—	(1,126)
Other investments	—	(167)
Net impairment losses recognized in earnings	$(1,124)	$(5,415)

Net impairment losses recognized in earnings in the 2018 periods reflected foreign currency impacts and other reductions on corporate bonds and other securities. The Company believes that the $0.1 million of OTTI included in accumulated other comprehensive income at September 30, 2018 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At September 30, 2018, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	September 30,
	2018	2017
Three Months Ended
Balance at start of period	$698	$4,437
Credit loss impairments recognized on securities not previously impaired	—	—
Credit loss impairments recognized on securities previously impaired	—	15
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(47)	(689)
Balance at end of period	$651	$3,763

Nine Months Ended
Balance at start of year	$767	$13,138
Credit loss impairments recognized on securities not previously impaired	—	31
Credit loss impairments recognized on securities previously impaired	—	210
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(116)	(9,616)
Balance at end of period	$651	$3,763
Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 16, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2017 Form 10-K. The following table details the value of the Company’s restricted assets:

	September 30, 2018	December 31, 2017
Assets used for collateral or guarantees:
Affiliated transactions	$4,235,515	$4,323,726
Third party agreements	2,094,952	1,674,304
Deposits with U.S. regulatory authorities	688,574	616,987
Deposits with non-U.S. regulatory authorities	61,210	55,895
Total restricted assets	$7,080,251	$6,670,912

ARCH CAPITAL	27	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Cash	$651,037	$606,199
Restricted cash (included in ‘other assets’)	$58,782	$121,085
Cash and restricted cash	$709,819	$727,284

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2018.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $20.30 billion of financial assets and liabilities measured at fair value at September 30, 2018, approximately $212.2 million, or 1.1%, were priced using non-binding broker-dealer quotes. Of the $20.92 billion of financial assets and liabilities measured at fair value at December 31, 2017, approximately $181.5 million, or 0.9%, were priced using non-binding broker-dealer quotes.
Fixed maturities
The Company uses the market approach valuation technique to estimate the fair value of its fixed maturity securities, when possible. The market approach includes obtaining prices from independent pricing services, such as index providers and pricing vendors, as well as to a lesser extent quotes from broker-dealers. The independent pricing sources obtain market

ARCH CAPITAL	28	2018 THIRD QUARTER FORM 10-Q

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
Equity securities
The Company determined that exchange-traded equity securities would be included in Level 1 as their fair values are

ARCH CAPITAL	29	2018 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	30	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2018:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$5,639,800	$—	$5,631,516	$8,284
Mortgage backed securities	468,254	—	467,923	331
Municipal bonds	1,222,440	—	1,222,440	—
Commercial mortgage backed securities	682,516	—	682,502	14
U.S. government and government agencies	3,276,243	3,125,520	150,723	—
Non-U.S. government securities	1,722,606	—	1,722,606	—
Asset backed securities	1,606,473	—	1,606,473	—
Total	14,618,332	3,125,520	11,484,183	8,629

Short-term investments	961,799	819,294	142,505	—

Equity securities, at fair value	456,836	408,436	48,400	—

Derivative instruments (4)	37,341	—	37,341	—

Fair value option:
Corporate bonds	912,927	—	903,321	9,606
Non-U.S. government bonds	105,019	—	105,019	—
Mortgage backed securities	15,845	—	15,845	—
Municipal bonds	7,037	—	7,037	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	213,971	—	213,971	—
U.S. government and government agencies	119,654	119,547	107	—
Short-term investments	248,834	230,836	17,998	—
Equity securities	132,772	67,441	65,331	—
Other investments	1,303,349	49,579	1,190,839	62,931
Other investments measured at net asset value (2)	1,038,327
Total	4,097,735	467,403	2,519,468	72,537

Total assets measured at fair value	$20,172,043	$4,820,653	$14,231,897	$81,166

Liabilities measured at fair value:
Contingent consideration liabilities	$(65,641)	$—	$—	$(65,641)
Securities sold but not yet purchased (3)	(9,065)	—	(9,065)	—
Derivative instruments (4)	(49,189)	—	(49,189)	—
Total liabilities measured at fair value	$(123,895)	$—	$(58,254)	$(65,641)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 8, “Derivative Instruments.”

ARCH CAPITAL	31	2018 THIRD QUARTER FORM 10-Q

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 8, “Derivative Instruments.”

ARCH CAPITAL	32	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets					Liabilities
s	Available For Sale		Fair Value Option
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Total	Contingent Consideration Liabilities
Three Months Ended September 30, 2018
Balance at beginning of period	$376	$8,773	$11,335	$58,214	$78,698	$(63,930)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	(1)	(503)	(1,459)	(1,963)	(1,711)
Included in other comprehensive income	2	(32)	—	—	(30)	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	6,250	6,250	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	(74)	(74)	—
Settlements	(33)	(456)	(1,226)	—	(1,715)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$345	$8,284	$9,606	$62,931	$81,166	$(65,641)

Three Months Ended September 30, 2017
Balance at beginning of period	$—	$11,570	$—	$25,000	$36,570	$(57,246)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	—	—	—	(2,002)
Included in other comprehensive income	—	289	—	—	289	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	1,348	1,348	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	5,949	132	11,471	4,798	22,350	—
Balance at end of period	$5,949	$11,991	$11,471	$31,146	$60,557	$(59,248)

Nine Months Ended September 30, 2018
Balance at beginning of year	$5,927	$9,460	$12,217	$59,167	$86,771	$(60,996)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	4	(1)	(1,115)	(1,838)	(2,950)	(4,645)
Included in other comprehensive income	(6)	(200)	—	—	(206)	—
Purchases, issuances, sales and settlements
Purchases	—	393	—	6,250	6,643	—
Issuances	—	—	—	—	—	—
Sales	(5,003)	—	—	(148)	(5,151)	—
Settlements	(577)	(1,368)	(1,496)	(500)	(3,941)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of period	$345	$8,284	$9,606	$62,931	$81,166	$(65,641)

Nine Months Ended September 30, 2017
Balance at beginning of year	$11,289	$18,344	$—	$25,000	$54,633	$(122,350)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	3,779	893	—	—	4,672	(9,089)
Included in other comprehensive income	—	289	—	—	289	—
Purchases, issuances, sales and settlements
Purchases	—	4,935	—	1,348	6,283	—
Issuances	—	—	—	—	—	—
Sales	(13,640)	(12,602)	—	—	(26,242)	—
Settlements	(1,428)	—	—	—	(1,428)	72,191
Transfers in and/or out of Level 3	5,949	132	11,471	4,798	22,350	—
Balance at end of period	$5,949	$11,991	$11,471	$31,146	$60,557	$(59,248)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2018, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.88 billion. At December 31, 2017, Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $2.04 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
September 30, 2018
Futures contracts (2)	$2,794	$(14,085)	$1,547,523
Foreign currency forward contracts (2)	8,203	(7,490)	1,315,080
TBAs (3)	25,207	—	24,964
Other (2)	26,344	(27,614)	2,220,054
Total	$62,548	$(49,189)

December 31, 2017
Futures contracts (2)	$3,371	$(1,542)	$1,452,497
Foreign currency forward contracts (2)	4,478	(4,381)	686,941
TBAs (3)	27,184	—	27,066
Other (2)	7,898	(14,541)	1,457,345
Total	$42,931	$(20,464)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2018 or December 31, 2017.
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
At September 30, 2018, asset derivatives and liability derivatives of $60.4 million and $31.9 million, respectively, were subject to a master netting agreement, compared to $40.6 million and $19.6 million, respectively, at December 31, 2017.

ARCH CAPITAL	34	2018 THIRD QUARTER FORM 10-Q

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
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2018	2017

Three Months Ended
Net realized gains (losses):
Futures contracts	$(15,399)	$4,899
Foreign currency forward contracts	(5,458)	(228)
TBAs	(3)	122
Other	3,304	(495)
Total	$(17,556)	$4,298

Nine Months Ended
Net realized gains (losses):
Futures contracts	$(10,609)	$7,309
Foreign currency forward contracts	(13,074)	(12,266)
TBAs	(100)	143
Other	118	(4,839)
Total	$(23,665)	$(9,653)

9.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.57 billion at September 30, 2018, compared to $1.70 billion at December 31, 2017.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $67.6 million for the nine months ended September 30, 2018, compared to $64.6 million for the 2017 period.

10.	Variable Interest Entities and Noncontrolling Interests

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

ARCH CAPITAL	35	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford Re are reported:

	September 30,	December 31,
	2018	2017
Assets
Investments accounted for using the fair value option	$2,424,009	$2,426,066
Fixed maturities available for sale, at fair value	305,388	—
Equity securities, at fair value	46,581	—
Cash	64,684	54,503
Accrued investment income	17,650	18,261
Premiums receivable	217,582	177,492
Reinsurance recoverable on unpaid and paid losses and LAE	69,849	42,777
Ceded unearned premiums	63,772	24,762
Deferred acquisition costs	84,980	85,961
Receivable for securities sold	36,153	36,374
Goodwill and intangible assets	7,650	7,650
Other assets	81,152	140,808
Total assets of consolidated VIE	$3,419,450	$3,014,654

Liabilities
Reserves for losses and loss adjustment expenses	$962,927	$798,262
Unearned premiums	407,957	330,644
Reinsurance balances payable	24,696	18,424
Revolving credit agreement borrowings	429,756	441,132
Payable for securities purchased	135,690	42,501
Other liabilities	252,171	215,186
Total liabilities of consolidated VIE	$2,213,197	$1,846,149

Redeemable noncontrolling interests	$220,899	$220,622
For the nine months ended September 30, 2018, Watford Re generated $174.3 million of cash provided by operating activities, $208.3 million of cash used for investing activities and $24.2 million of cash used for financing activities, compared to $221.9 million of cash provided by operating activities, $386.8 million of cash used for investing activities and $152.5 million of cash provided by financing activities for the nine months ended September 30, 2017.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at September 30, 2018. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’

The following table sets forth activity in the non-redeemable noncontrolling interests:

	September 30,
	2018	2017
Three Months Ended
Balance, beginning of period	$861,153	$877,456
Amounts attributable to noncontrolling interests	16,759	(16,147)
Other comprehensive income attributable to noncontrolling interests	(1,158)	(411)
Balance, end of period	$876,754	$860,898

Nine Months Ended
Balance, beginning of year	$843,411	$851,854
Amounts attributable to noncontrolling interests	36,251	9,523
Other comprehensive income attributable to noncontrolling interests	(2,908)	(479)
Balance, end of period	$876,754	$860,898
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
The following table sets forth activity in the redeemable non-controlling interests:

	September 30,
	2018	2017
Three Months Ended
Balance, beginning of period	$206,105	$205,736
Accretion of preference share issuance costs	94	93
Balance, end of period	$206,199	$205,829

Nine Months Ended
Balance, beginning of year	$205,922	$205,553
Accretion of preference share issuance costs	277	276
Balance, end of period	$206,199	$205,829

ARCH CAPITAL	36	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The portion of Watford Re’s income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	September 30,
	2018	2017
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(16,759)	$16,147
Dividends attributable to redeemable noncontrolling interests	(4,599)	(4,586)
Net (income) loss attributable to noncontrolling interests	$(21,358)	$11,561

Nine Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(36,251)	$(9,523)
Dividends attributable to redeemable noncontrolling interests	(13,769)	(13,756)
Net (income) loss attributable to noncontrolling interests	$(50,020)	$(23,279)
Bellemeade Re
The Company has entered into various aggregate excess of loss reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that these entities are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to their economic performance, the Company does not consolidate such entities in its consolidated financial statements.

The following table presents total assets of the Bellemeade entities, as well as the Company’s maximum exposure to loss associated with these VIEs as of September 30, 2018 and December 31, 2017:

		Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Sep 30, 2018
Bellemeade 2015-1 Ltd. (Jul-15)	$59,729	$166	$314	$480
Bellemeade 2016-1 Ltd. (May-16)	31,765	4	28	32
Bellemeade 2017-1 Ltd. (Oct-17)	319,635	198	1,104	1,302
Bellemeade 2018-1 Ltd. (Apr-18)	374,460	32	1,194	1,226
Bellemeade 2018-2 Ltd. (Aug-18)	653,278	388	2,395	2,783
Total	$1,438,867	$788	$5,035	$5,823
Dec 31, 2017
Bellemeade 2015-1 Ltd. (Jul-15)	$92,390	$471	$832	$1,303
Bellemeade 2016-1 Ltd. (May-16)	135,201	20	527	547
Bellemeade 2017-1 Ltd. (Oct-17)	347,139	391	1,867	2,258
Total	$574,730	$882	$3,226	$4,108
See Note 15, “Subsequent Events.”

ARCH CAPITAL	37	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2018	2017	2018	2017

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$(23,888)	$27,550	$(130,409)	$59,474
	Other-than-temporary impairment losses	(492)	(1,878)	(1,124)	(5,415)
	Total before tax	(24,380)	25,672	(131,533)	54,059
	Income tax (expense) benefit	1,177	(1,760)	9,226	(7,879)
	Net of tax	$(23,203)	$23,912	$(122,307)	$46,180

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(57,812)	$(4,504)	$(53,308)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(24,380)	(1,177)	(23,203)
Foreign currency translation adjustments	2,167	104	2,063
Other comprehensive income (loss)	$(31,265)	$(3,223)	$(28,042)

Three Months Ended September 30, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$69,330	$2,868	$66,462
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	25,672	1,760	23,912
Foreign currency translation adjustments	8,590	310	8,280
Other comprehensive income (loss)	$52,248	$1,418	$50,830

Nine Months Ended September 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(335,789)	$(30,533)	$(305,256)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(131,533)	(9,226)	(122,307)
Foreign currency translation adjustments	(9,102)	148	(9,250)
Other comprehensive income (loss)	$(213,358)	$(21,159)	$(192,199)

Nine Months Ended September 30, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$288,813	$28,590	$260,223
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	54,059	7,879	46,180
Foreign currency translation adjustments	30,264	563	29,701
Other comprehensive income (loss)	$265,018	$21,274	$243,744

ARCH CAPITAL	38	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.     Guarantor Financial Information

The following tables present condensed financial information for Arch Capital, Arch-U.S., a 100% owned subsidiary of Arch Capital, and Arch Capital’s other subsidiaries.

	September 30, 2018
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$183	$198,843	$21,482,102	$(14,700)	$21,666,428
Cash	8,058	52,784	590,195	—	651,037
Investments in subsidiaries	9,655,977	4,126,722	—	(13,782,699)	—
Due from subsidiaries and affiliates	16	2	1,870,606	(1,870,624)	—
Premiums receivable	—	—	1,852,571	(545,105)	1,307,466
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,264,202	(5,514,417)	2,749,785
Contractholder receivables	—	—	2,067,268	—	2,067,268
Ceded unearned premiums	—	—	1,809,979	(798,129)	1,011,850
Deferred acquisition costs	—	—	632,637	(59,650)	572,987
Goodwill and intangible assets	—	—	566,662	—	566,662
Other assets	11,966	30,477	1,759,537	(142,929)	1,659,051
Total assets	$9,676,200	$4,408,828	$40,895,759	$(22,728,253)	$32,252,534

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$16,847,736	$(5,293,415)	$11,554,321
Unearned premiums	—	—	4,666,508	(798,129)	3,868,379
Reinsurance balances payable	—	—	950,041	(545,105)	404,936
Contractholder payables	—	—	2,067,268	—	2,067,268
Collateral held for insured obligations	—	—	249,723		249,723
Senior notes	297,125	494,697	941,542	—	1,733,364
Revolving credit agreement borrowings	—	—	554,756	—	554,756
Due to subsidiaries and affiliates	3,386	542,365	1,324,873	(1,870,624)	—
Other liabilities	20,541	34,661	1,750,063	(423,579)	1,381,686
Total liabilities	321,052	1,071,723	29,352,510	(8,930,852)	21,814,433

Redeemable noncontrolling interests	—	—	220,899	(14,700)	206,199

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,355,148	3,337,105	10,445,596	(13,782,701)	9,355,148
Non-redeemable noncontrolling interests	—	—	876,754	—	876,754
Total shareholders’ equity	9,355,148	3,337,105	11,322,350	(13,782,701)	10,231,902

Total liabilities, noncontrolling interests and shareholders’ equity	$9,676,200	$4,408,828	$40,895,759	$(22,728,253)	$32,252,534

ARCH CAPITAL	39	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2017
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$96,540	$46,281	$21,711,891	$(14,700)	$21,840,012
Cash	9,997	30,380	565,822	—	606,199
Investments in subsidiaries	9,396,621	4,097,765	—	(13,494,386)	—
Due from subsidiaries and affiliates	394	—	1,828,864	(1,829,258)	—
Premiums receivable	—	—	2,967,701	(1,832,452)	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,442,192	(5,902,049)	2,540,143
Contractholder receivables	—	—	1,978,414	—	1,978,414
Ceded unearned premiums	—	—	2,165,789	(1,239,178)	926,611
Deferred acquisition costs	—	—	693,053	(157,229)	535,824
Goodwill and intangible assets	—	—	652,611	—	652,611
Other assets	13,176	49,585	1,860,505	(86,671)	1,836,595
Total assets	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,236,401	$(5,852,609)	$11,383,792
Unearned premiums	—	—	4,861,491	(1,239,177)	3,622,314
Reinsurance balances payable	—	—	2,155,947	(1,832,451)	323,496
Contractholder payables	—	—	1,978,414	—	1,978,414
Collateral held for insured obligations	—	—	240,183	—	240,183
Senior notes	297,053	494,621	941,210	—	1,732,884
Revolving credit agreement borrowings	—	—	816,132	—	816,132
Due to subsidiaries and affiliates	235	536,919	1,292,104	(1,829,258)	—
Other liabilities	22,838	29,317	1,949,696	(293,343)	1,708,508
Total liabilities	320,126	1,060,857	31,471,578	(11,046,838)	21,805,723

Redeemable noncontrolling interests	—	—	220,622	(14,700)	205,922

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,196,602	3,163,154	10,331,231	(13,494,385)	9,196,602
Non-redeemable noncontrolling interests	—	—	843,411	—	843,411
Total shareholders’ equity	9,196,602	3,163,154	11,174,642	(13,494,385)	10,040,013

Total liabilities, noncontrolling interests and shareholders’ equity	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

ARCH CAPITAL	40	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,290,878	$—	$1,290,878
Net investment income	2	1,202	165,289	(22,469)	144,024
Net realized gains (losses)	—	(64)	(51,641)	—	(51,705)
Net impairment losses recognized in earnings	—	—	(492)	—	(492)
Other underwriting income	—	—	5,823	—	5,823
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	15,982	—	15,982
Other income (loss)	(195)	—	(531)	—	(726)
Total revenues	(193)	1,138	1,425,308	(22,469)	1,403,784

Expenses
Losses and loss adjustment expenses	—	—	699,420	—	699,420
Acquisition expenses	—	—	201,602	—	201,602
Other operating expenses	—	—	161,098	—	161,098
Corporate expenses	15,170	446	(1,281)	—	14,335
Amortization of intangible assets	—	—	26,315	—	26,315
Interest expense	5,536	12,075	34,276	(22,157)	29,730
Net foreign exchange (gains) losses	—	—	(10,426)	(412)	(10,838)
Total expenses	20,706	12,521	1,111,004	(22,569)	1,121,662

Income (loss) before income taxes	(20,899)	(11,383)	314,304	100	282,122
Income tax (expense) benefit	—	2,276	(35,632)	—	(33,356)
Income (loss) before equity in net income of subsidiaries	(20,899)	(9,107)	278,672	100	248,766
Equity in net income of subsidiaries	248,307	92,906	—	(341,213)	—
Net income	227,408	83,799	278,672	(341,113)	248,766
Net (income) loss attributable to noncontrolling interests	—	—	(21,669)	311	(21,358)
Net income available to Arch	227,408	83,799	257,003	(340,802)	227,408
Preferred dividends	(10,402)	—	—	—	(10,402)
Net income available to Arch common shareholders	$217,006	$83,799	$257,003	$(340,802)	$217,006

Comprehensive income available to Arch	$200,524	$77,389	$230,565	$(307,954)	$200,524

ARCH CAPITAL	41	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,261,886	$—	$1,261,886
Net investment income	117	151	138,784	(22,593)	116,459
Net realized gains (losses)	—	—	66,275	—	66,275
Net impairment losses recognized in earnings	—	—	(1,878)	—	(1,878)
Other underwriting income	—	—	6,064	—	6,064
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	31,090	—	31,090
Other income (loss)	(102)	—	(240)	—	(342)
Total revenues	15	151	1,501,981	(22,593)	1,479,554

Expenses
Losses and loss adjustment expenses	—	—	1,046,141	—	1,046,141
Acquisition expenses	—	—	193,854	—	193,854
Other operating expenses	—	—	170,127	—	170,127
Corporate expenses	14,576	410	2,112	—	17,098
Amortization of intangible assets	—	—	31,824	—	31,824
Interest expense	5,934	12,037	33,811	(22,272)	29,510
Net foreign exchange (gains) losses	—	—	20,510	7,518	28,028
Total expenses	20,510	12,447	1,498,379	(14,754)	1,516,582

Income (loss) before income taxes	(20,495)	(12,296)	3,602	(7,839)	(37,028)
Income tax (expense) benefit	—	4,432	(12,621)	—	(8,189)
Income (loss) before equity in net income of subsidiaries	(20,495)	(7,864)	(9,019)	(7,839)	(45,217)
Equity in net income of subsidiaries	(13,161)	50,057	—	(36,896)	—
Net income (loss)	(33,656)	42,193	(9,019)	(44,735)	(45,217)
Net (income) loss attributable to noncontrolling interests	—	—	11,238	323	11,561
Net income (loss) available to Arch	(33,656)	42,193	2,219	(44,412)	(33,656)
Preferred dividends	(12,369)	—	—	—	(12,369)
Loss on redemption of preferred shares	(6,735)	—	—	—	(6,735)
Net income (loss) available to Arch common shareholders	$(52,760)	$42,193	$2,219	$(44,412)	$(52,760)

Comprehensive income available to Arch	$17,585	$47,676	$45,936	$(93,612)	$17,585

ARCH CAPITAL	42	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$3,862,540	$—	$3,862,540
Net investment income	37	2,020	471,588	(67,229)	406,416
Net realized gains (losses)	29	(71)	(239,272)	—	(239,314)
Net impairment losses recognized in earnings	—	—	(1,124)	—	(1,124)
Other underwriting income	—	—	15,046	—	15,046
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	52,523	—	52,523
Other income (loss)	2,066	—	395	—	2,461
Total revenues	2,132	1,949	4,161,696	(67,229)	4,098,548

Expenses
Losses and loss adjustment expenses	—	—	2,062,433	—	2,062,433
Acquisition expenses	—	—	595,816	—	595,816
Other operating expenses	—	—	512,294	—	512,294
Corporate expenses	47,981	1,205	2,973	—	52,159
Amortization of intangible assets	—	—	79,523	—	79,523
Interest expense	16,609	36,014	104,359	(66,272)	90,710
Net foreign exchange (gains) losses	29	—	(37,347)	(7,505)	(44,823)
Total expenses	64,619	37,219	3,320,051	(73,777)	3,348,112

Income (loss) before income taxes	(62,487)	(35,270)	841,645	6,548	750,436
Income tax (expense) benefit	—	7,704	(86,643)	—	(78,939)
Income (loss) before equity in net income of subsidiaries	(62,487)	(27,566)	755,002	6,548	671,497
Equity in net income of subsidiaries	683,964	266,053	—	(950,017)	—
Net income	621,477	238,487	755,002	(943,469)	671,497
Net (income) loss attributable to noncontrolling interests	—	—	(50,976)	956	(50,020)
Net income available to Arch	621,477	238,487	704,026	(942,513)	621,477
Preferred dividends	(31,242)	—	—	—	(31,242)
Loss on redemption of preferred shares	(2,710)	—	—	—	(2,710)
Net income available to Arch common shareholders	$587,525	$238,487	$704,026	$(942,513)	$587,525

Comprehensive income available to Arch	$432,186	$153,992	$522,448	$(676,440)	$432,186

ARCH CAPITAL	43	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$3,619,777	$—	$3,619,777
Net investment income	123	1,151	410,392	(66,209)	345,457
Net realized gains (losses)	—	—	122,163	—	122,163
Net impairment losses recognized in earnings	—	—	(5,415)	—	(5,415)
Other underwriting income	—	—	15,519	—	15,519
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	111,884	—	111,884
Other income (loss)	(368)	—	(2,750)	—	(3,118)
Total revenues	(245)	1,151	4,271,570	(66,209)	4,206,267

Expenses
Losses and loss adjustment expenses	—	—	2,288,571	—	2,288,571
Acquisition expenses	—	—	566,579	—	566,579
Other operating expenses	—	—	514,827	—	514,827
Corporate expenses	53,639	3,727	12,400	—	69,766
Amortization of intangible assets	—	—	93,942	—	93,942
Interest expense	18,024	35,956	98,197	(65,242)	86,935
Net foreign exchange (gains) losses	—	—	65,701	21,274	86,975
Total expenses	71,663	39,683	3,640,217	(43,968)	3,707,595

Income (loss) before income taxes	(71,908)	(38,532)	631,353	(22,241)	498,672
Income tax (expense) benefit	—	13,374	(84,129)	—	(70,755)
Income (loss) before equity in net income of subsidiaries	(71,908)	(25,158)	547,224	(22,241)	427,917
Equity in net income of subsidiaries	476,546	213,586	—	(690,132)	—
Net income	404,638	188,428	547,224	(712,373)	427,917
Net (income) loss attributable to noncontrolling interests	—	—	(24,247)	968	(23,279)
Net income available to Arch	404,638	188,428	522,977	(711,405)	404,638
Preferred dividends	(34,936)	—	—	—	(34,936)
Loss on redemption of preferred shares	(6,735)	—	—	—	(6,735)
Net income available to Arch common shareholders	$362,967	$188,428	$522,977	$(711,405)	$362,967

Comprehensive income available to Arch	$648,861	$240,759	$745,856	$(986,615)	$648,861

ARCH CAPITAL	44	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2018
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$222,097	$176,851	$1,622,248	$(900,209)	$1,120,987
Investing Activities
Purchases of fixed maturity investments	—	(214,449)	(25,229,184)	605,716	(24,837,917)
Purchases of equity securities	—	—	(819,342)	—	(819,342)
Purchases of other investments	—	—	(1,543,332)	—	(1,543,332)
Proceeds from the sales of fixed maturity investments	—	111,533	23,804,386	(605,716)	23,310,203
Proceeds from the sales of equity securities	—	—	866,919	—	866,919
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,178,035	—	1,178,035
Proceeds from redemptions and maturities of fixed maturity investments	—	—	724,021	—	724,021
Net settlements of derivative instruments	—	—	765	—	765
Net (purchases) sales of short-term investments	96,397	(49,031)	506,949	—	554,315
Change in cash collateral related to securities lending	—	—	137,073	—	137,073
Contributions to subsidiaries	—	(2,500)	(29,646)	32,146	—
Purchases of fixed assets	(71)	—	(18,979)	—	(19,050)
Other	(4)	—	58,231	—	58,227
Net Cash Provided By (Used For) Investing Activities	96,322	(154,447)	(364,104)	32,146	(390,083)
Financing Activities
Redemption of preferred shares	(92,555)	—	—	—	(92,555)
Purchases of common shares under share repurchase program	(184,529)	—	—	—	(184,529)
Proceeds from common shares issued, net	(12,029)	—	32,146	(32,146)	(12,029)
Proceeds from borrowings	—	—	167,259	—	167,259
Repayments of borrowings	—	—	(427,000)	—	(427,000)
Change in cash collateral related to securities lending	—	—	(137,073)	—	(137,073)
Dividends paid to redeemable noncontrolling interests	—	—	(14,447)	956	(13,491)
Dividends paid to parent (1)	—	—	(899,253)	899,253	—
Other	—	—	(6,084)	—	(6,084)
Preferred dividends paid	(31,242)	—	—	—	(31,242)
Net Cash Provided By (Used For) Financing Activities	(320,355)	—	(1,284,452)	868,063	(736,744)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	(11,625)	—	(11,625)
Increase (decrease) in cash and restricted cash	(1,936)	22,404	(37,933)	—	(17,465)
Cash and restricted cash, beginning of year	10,048	30,380	686,856	—	727,284
Cash and restricted cash, end of period	$8,112	$52,784	$648,923	$—	$709,819

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	45	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2017
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$130,715	$70,761	$1,444,276	$(585,043)	$1,060,709
Investing Activities
Purchases of fixed maturity investments	—	—	(28,079,129)	—	(28,079,129)
Purchases of equity securities	—	—	(667,135)	—	(667,135)
Purchases of other investments	—	—	(1,406,528)	—	(1,406,528)
Proceeds from the sales of fixed maturity investments	—	—	27,629,474	—	27,629,474
Proceeds from the sales of equity securities	—	—	751,873	—	751,873
Proceeds from the sales, redemptions and maturities of other investments	—	—	938,581	—	938,581
Proceeds from redemptions and maturities of fixed maturity investments	—	—	747,621	—	747,621
Net settlements of derivative instruments	—	—	(20,952)	—	(20,952)
Net (purchases) sales of short-term investments	2,209	(27,998)	(938,864)	—	(964,653)
Change in cash collateral related to securities lending	—	—	148,692	—	148,692
Contributions to subsidiaries	20,641	(72,900)	(353,588)	405,847	—
Issuance of intercompany loans	—	—	(47,000)	47,000	—
Repayment of intercompany loans	—	47,000	—	(47,000)	—
Acquisitions, net of cash	—	—	(27,709)	—	(27,709)
Purchases of fixed assets	(18)	—	(16,844)	—	(16,862)
Other	—	—	114,730	(20,641)	94,089
Net Cash Provided By (Used For) Investing Activities	22,832	(53,898)	(1,226,778)	385,206	(872,638)
Financing Activities
Proceeds from issuance of preferred shares, net	222,054	—	—	—	222,054
Redemption of preferred shares	(230,000)	—	—	—	(230,000)
Proceeds from common shares issued, net	(7,484)	—	405,847	(405,847)	(7,484)
Proceeds from intercompany borrowings	—	—	47,000	(47,000)	—
Proceeds from borrowings	—	—	238,915	—	238,915
Repayments of intercompany borrowings	—	—	(47,000)	47,000	—
Repayments of borrowings	(100,000)	—	(72,000)	—	(172,000)
Change in cash collateral related to securities lending	—	—	(148,692)	—	(148,692)
Dividends paid to redeemable noncontrolling interests	—	—	(14,447)	956	(13,491)
Dividends paid to parent (1)	—	—	(584,087)	584,087	—
Other	—	—	(69,921)	20,641	(49,280)
Preferred dividends paid	(34,936)	—	—	—	(34,936)
Net Cash Provided By (Used For) Financing Activities	(150,366)	—	(244,385)	199,837	(194,914)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	17,888	—	17,888
Increase (decrease) in cash and restricted cash	3,181	16,863	(8,999)	—	11,045
Cash and restricted cash, beginning of year	1,738	71,955	895,876	—	969,569
Cash and restricted cash, end of period	$4,919	$88,818	$886,877	$—	$980,614

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	46	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an expense of 10.5% for the nine months ended September 30, 2018, compared to an expense of 14.2% for the 2017 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. For interim reporting purposes, the Company has calculated its effective tax rate for the full year of 2018 by treating any changes in assessment regarding the realizability of its deferred tax assets and excess tax benefits that arise from the accounting for stock based compensation as discrete items. As such, these amounts are not included when projecting the Company’s full year effective tax rate but rather is accounted for at the U.S. Federal statutory rate of 21% after applying the projected full year effective tax rate to actual results before the discrete item. The impact of the discrete items resulted in an expense of 0.3% for the nine months ended September 30, 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Cuts Act”). Pursuant to the guidance within SAB 118, the Company’s remeasurement of its deferred taxes at December 31, 2017 included certain provisional effects associated with enactment of the Tax Cuts Act for which measurement could be reasonably estimated. Provisional amounts may be adjusted in 2018 during the measurement period in accordance with SAB 118 when additional information is obtained. Additional information that may affect the provisional amounts would include, completion of the Company’s U.S. subsidiaries’ 2017 tax return filings, and potential future guidance from the IRS with respect to the transitional adjustment pertaining to loss reserve discounting as well as the utilization of alternative minimum tax credits. The Company’s income tax provision for the nine months ended September 30, 2018 does not include any adjustments to the provisional effects recorded at December 31, 2017.

The Company had a net deferred tax asset of $17.2 million at September 30, 2018, compared to $39.6 million at December 31, 2017. In addition, the Company recovered $34.0 million and paid $47.9 million of income taxes for the nine months ended September 30, 2018 and 2017, respectively.

14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2018, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
15.    Subsequent Events

Hurricane Michael
The Company estimates that its 2018 fourth quarter results will be negatively impacted by Hurricane Michael, which occurred in October 2018, in the range of $40 million to $60 million, net of reinsurance and reinstatement premiums. This pre-tax preliminary loss estimate is based on industry insured losses ranging from $7 billion to $10 billion. The Company’s preliminary estimate for Hurricane Michael is based on currently available information derived from modeling techniques, industry assessments of exposure, preliminary claims information obtained from the Company’s clients and brokers to date and a review of in-force contracts.
The Company’s actual losses from this event may vary materially from the estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues. In addition, actual losses may increase if the Company’s reinsurers fail to meet their obligations to the Company or the reinsurance protections purchased by the Company are exhausted or are otherwise unavailable.

ARCH CAPITAL	47	2018 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Bellemeade
On October 22, 2018, Arch MI U.S. entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2018-3 Ltd. (“Bellemeade 2018-3 Ltd.”), a special purpose reinsurance company domiciled in Bermuda. The agreement provides for up to $506.1 million in excess of $179.3 million of aggregate excess of loss reinsurance coverage at inception for new delinquencies on a portfolio of in-force policies primarily issued between January 1, 2018 and June 30, 2018. The coverage amount decreases over a ten-year period as the underlying covered mortgages amortize. Bellemeade 2018-3 Ltd. is funding its reinsurance obligations through the issuance of four classes of amortizing notes with ten-year legal final maturities.
In addition, Arch MI U.S. elected to terminate the agreement with Bellemeade 2016-1 Ltd. through an optional clean-up call event effective October 25, 2018.
Business Acquisitions
On November 1, 2018, the Company announced that its U.S. insurance operations entered into a definitive agreement to acquire McNeil & Co. (“McNeil”), a nationwide leader in specialized risk management and insurance programs headquartered in Cortland, New York. McNeil produced $153.7 million of premium for the Company in 2017. Post-acquisition, McNeil will support the Company’s insurance segment program product line. Approximately 140 employees will move to the Company as a result of the transaction. The transaction is expected to close in the 2018 fourth quarter and is subject to closing conditions, including regulatory approvals.
On November 1, 2018, the Company also announced that its U.K. insurance operations entered into a renewal rights transaction of a U.K. commercial lines book of business with The Ardonagh Group, consisting of commercial property, casualty, motor, professional liability, personal accident and travel business. The subject book of business generated approximately £150m of gross premiums written in 2017. Approximately 250 employees will move to the Company as a result of the transaction. The transaction is expected to close in the 2019 first quarter.

ARCH CAPITAL	48	2018 THIRD QUARTER FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $11.21 billion in capital at September 30, 2018 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
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
The broad property casualty insurance market environment continues to be competitive, with only a few specialty areas providing opportunities to deploy capital at returns which meet our risk-adjusted return requirements. In most of our insurance lines of business, rate increases appear to be in excess of loss cost trends. However, the spread between rate changes and loss trend is a key variable in assessing expected returns and, in specialty lines, is volatile by nature. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts, shrinking premiums in more commoditized lines such as general liability and directors and officers, and by utilizing reinsurance purchases to reduce volatility on large account, high capacity business. Writings in property catastrophe-exposed business continued to remain low in the 2018 third quarter.
Our mortgage segment continues to experience generally favorable market conditions, with pricing in the U.S. appearing to have stabilized in the 2018 third quarter, after the rate changes announced in the first half of 2018. Our results continue to reflect our success in making high quality credit underwriting risk decisions and building customer relationships.
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including new mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs,” in 2018. Such programs have begun generating business with banks developing new systems to handle the programs and momentum beginning to build. In addition, we completed two additional Bellemeade risk transfers to the capital markets in August and October, increasing our protection for mortgage tail risk.
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
Book value per share was $21.15 at September 30, 2018, compared to $20.68 at June 30, 2018 and $19.87 at September 30, 2017. The 2.3% increase for the 2018 third quarter and 6.4% increase over the trailing twelve months reflected strong underwriting results, partially offset by the impact of an increase in interest rates on our fixed income securities in the period.
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

ARCH CAPITAL	49	2018 THIRD QUARTER FORM 10-Q

gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, loss on redemption of preferred shares and income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders. See “Comment on Non-GAAP Financial Measures.”
Our Operating ROAE was 11.4% for the 2018 third quarter, compared to (5.3)% for the 2017 third quarter, and 11.4% for the nine months ended September 30, 2018, compared to 4.4% for the 2017 period. The 2018 returns reflected strong mortgage insurance underwriting performance and a low level of catastrophic activity, while the 2017 returns reflected the higher level of catastrophic activity.
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

	Arch Portfolio	Benchmark Return
2018 Third Quarter	0.31%	0.36%
2017 Third Quarter	1.60%	1.24%

Nine Months Ended September 30, 2018	(0.19)%	(0.46)%
Nine Months Ended September 30, 2017	5.05%	4.33%
Excluding the effects of foreign exchange, total return was 0.37% for the 2018 third quarter and 0.29% for the nine months ended September 30, 2018. Total return for the 2018 periods reflected the impact of rising interest rates, which dampened the total return on our investment grade fixed income portfolio, and low returns on equities.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At September 30, 2018, the benchmark return index had an average credit quality of “Aa2” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.26 years.
The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-10 Year U.S. Corporate & All Yankees, A - AAA Rated Index	20.00%
ICE BoAML 1-5 Year U.S. Treasury Index	15.00
ICE BoAML 1-10 Year U.S. Municipal Securities Index	14.50
ICE BoAML 3-5 Year Fixed Rate Asset Backed Securities Index	7.00
Bloomberg Barclays CMBS Invest Grade Aaa Total Return Index	5.00
MSCI ACWI Net Total Return USD Index	5.00
ICE BoAML German Government 1-10 Year Index	5.00
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
Hedge Fund Research HFRX Fixed Income Credit Index	3.50
Hedge Fund Research HFRX Equal Weighted Strategies	3.50
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-5 Year U.K. Gilt Index	3.00
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Australian Governments Index	2.50
S&P Leveraged Loan Total Return Index	2.50
ICE BoAML 0-3 Month U.S. Treasury Bill Index	2.00
ICE BoAML 1-5 Year Canada Government Index	1.50
ICE BoAML 20+ Year Canada Government Index	0.50
Total	100.00%
COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, loss on redemption of preferred shares and income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net

ARCH CAPITAL	50	2018 THIRD QUARTER FORM 10-Q

income available to Arch common shareholders and annualized return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to the acquisition of United Guaranty Corporation, a North Carolina corporation (“UGC”) which closed at the end of 2016. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of our Series C preferred shares in January 2018 and had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders.
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
Our segment information includes the presentation of consolidated underwriting income or loss and a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate items included in our corporate (non-underwriting) segment. While these measures are presented in Note 4, “Segment Information,” of the notes accompanying our consolidated financial statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis and a subtotal before the contribution from the ‘other’ segment, in accordance with Regulation G, is shown in Note 4, “Segment Information” to our consolidated financial statements.

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

ARCH CAPITAL	51	2018 THIRD QUARTER FORM 10-Q

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. Each line item reflects the impact of our approximate 11% ownership of Watford Re’s common equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) available to Arch common shareholders	$217,006	$(52,760)	$587,525	$362,967
Net realized (gains) losses	47,528	(64,344)	220,718	(111,930)
Net impairment losses recognized in earnings	492	1,878	1,124	5,415
Equity in net (income) loss of investment funds accounted for using the equity method	(15,982)	(31,090)	(52,523)	(111,884)
Net foreign exchange (gains) losses	(7,539)	27,811	(39,021)	85,619
Transaction costs and other	1,091	2,990	8,829	21,249
Loss on redemption of preferred shares	—	6,735	2,710	6,735
Income tax expense (benefit) (1)	(316)	1,647	(9,343)	1,580
After-tax operating income (loss) available to Arch common shareholders	$242,280	$(107,133)	$720,019	$259,751

Beginning common shareholders’ equity	$8,383,755	$8,126,332	$8,324,047	$7,481,163
Ending common shareholders’ equity	8,575,148	8,138,589	8,575,148	8,138,589
Average common shareholders’ equity	$8,479,452	$8,132,461	$8,449,598	$7,809,876

Annualized return on average common equity %	10.2	(2.6)	9.3	6.2
Annualized operating return on average common equity %	11.4	(5.3)	11.4	4.4

(1)
Income tax on net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	52	2018 THIRD QUARTER FORM 10-Q

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2018	2017	% Change
Gross premiums written	$836,820	$787,447	6.3
Premiums ceded	(259,968)	(222,516)
Net premiums written	576,852	564,931	2.1
Change in unearned premiums	(15,794)	(29,766)
Net premiums earned	561,058	535,165	4.8
Losses and loss adjustment expenses	(409,435)	(568,795)
Acquisition expenses	(88,255)	(82,638)
Other operating expenses	(90,081)	(90,875)
Underwriting income (loss)	$(26,713)	$(207,143)	n/m

Underwriting Ratios			% Point Change
Loss ratio	73.0%	106.3%	(33.3)
Acquisition expense ratio	15.7%	15.4%	0.3
Other operating expense ratio	16.1%	17.0%	(0.9)
Combined ratio	104.8%	138.7%	(33.9)

	Nine Months Ended September 30,
	2018	2017	% Change
Gross premiums written	$2,429,570	$2,313,630	5.0
Premiums ceded	(752,413)	(704,057)
Net premiums written	1,677,157	1,609,573	4.2
Change in unearned premiums	(30,913)	(51,188)
Net premiums earned	1,646,244	1,558,385	5.6
Losses and loss adjustment expenses	(1,120,630)	(1,252,375)
Acquisition expenses	(264,094)	(236,378)
Other operating expenses	(274,735)	(271,268)
Underwriting income (loss)	$(13,215)	$(201,636)	n/m

Underwriting Ratios			% Point Change
Loss ratio	68.1%	80.4%	(12.3)
Acquisition expense ratio	16.0%	15.2%	0.8
Other operating expense ratio	16.7%	17.4%	(0.7)
Combined ratio	100.8%	113.0%	(12.2)
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

ARCH CAPITAL	53	2018 THIRD QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$113,100	19.6	$120,509	21.3
Programs	103,928	18.0	109,805	19.4
Construction and national accounts	71,888	12.5	66,053	11.7
Travel, accident and health	79,450	13.8	71,386	12.6
Property, energy, marine and aviation	60,909	10.6	48,396	8.6
Excess and surplus casualty	44,829	7.8	43,853	7.8
Lenders products	25,995	4.5	25,732	4.6
Other	76,753	13.3	79,197	14.0
Total	$576,852	100.0	$564,931	100.0
2018 Third Quarter versus 2017 Third Quarter. Gross premiums written by the insurance segment in the 2018 third quarter were 6.3% higher than in the 2017 third quarter, while net premiums written were 2.1% higher than in the 2017 third quarter. The increase in net premiums written reflected growth in travel insurance, due to both new business and growth in existing accounts, and in property, primarily due to new business and rate increases.

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$341,187	20.3	$339,761	21.1
Programs	300,662	17.9	303,190	18.8
Construction and national accounts	236,700	14.1	239,504	14.9
Travel, accident and health	223,196	13.3	189,604	11.8
Property, energy, marine and aviation	175,157	10.4	134,531	8.4
Excess and surplus casualty	126,793	7.6	134,907	8.4
Lenders products	70,269	4.2	71,896	4.5
Other	203,193	12.1	196,180	12.2
Total	$1,677,157	100.0	$1,609,573	100.0
Nine Months Ended September 30, 2018 versus 2017 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2018 were 5.0% higher than in the 2017 period, while net premiums written were 4.2% higher than in the 2017 period. The increase in net premiums written reflected growth in travel, due to both new business and growth in existing accounts, and in property, primarily due to new business and rate increases.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$115,271	20.5	$113,146	21.1
Programs	96,509	17.2	94,353	17.6
Construction and national accounts	80,381	14.3	77,779	14.5
Travel, accident and health	81,405	14.5	66,136	12.4
Property, energy, marine and aviation	53,857	9.6	46,906	8.8
Excess and surplus casualty	43,401	7.7	47,852	8.9
Lenders products	24,254	4.3	23,499	4.4
Other	65,980	11.8	65,494	12.2
Total	$561,058	100.0	$535,165	100.0

ARCH CAPITAL	54	2018 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Professional lines	$343,515	20.9	$330,159	21.2
Programs	288,853	17.5	267,115	17.1
Construction and national accounts	239,377	14.5	236,050	15.1
Travel, accident and health	222,994	13.5	188,053	12.1
Property, energy, marine and aviation	153,300	9.3	126,407	8.1
Excess and surplus casualty	129,994	7.9	147,709	9.5
Lenders products	70,231	4.3	72,160	4.6
Other	197,980	12.0	190,732	12.2
Total	$1,646,244	100.0	$1,558,385	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned reflect changes in net premiums written over the previous five quarters. Net premiums earned in the 2018 third quarter were 4.8% higher than in the 2017 third quarter. Net premiums earned for the nine months ended September 30, 2018 were 5.6% higher than in the 2017 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Current year	74.1%	106.9%	69.0%	80.9%
Prior period reserve development	(1.1)%	(0.6)%	(0.9)%	(0.5)%
Loss ratio	73.0%	106.3%	68.1%	80.4%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio in the 2018 third quarter was 32.8 points lower than in the 2017 third quarter and reflected 5.8 points of current year catastrophic activity, primarily related to Hurricane Florence, compared to 40.1 points in the 2017 third quarter, primarily related to Hurricanes Harvey, Irma and Maria. The insurance segment’s current year loss ratio for the nine months ended September 30, 2018 was 11.9 points lower than in the 2017 period and reflected 2.5 points of current year catastrophic activity, compared to 14.5 points in the 2017 period. The balance of the change in the 2018 loss ratios resulted, in part, from changes in mix of business and the level of large attritional losses.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $5.9 million, or 1.1 points, for the 2018 third quarter, compared to $3.0 million, or 0.6 points, for the 2017 third quarter, and $14.1 million, or 0.9 points, for the nine months ended September 30,

2018, compared to $7.2 million, or 0.5 points, for the 2017 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2018 Third Quarter versus 2017 Third Quarter. The insurance segment’s underwriting expense ratio was 31.8% in the 2018 third quarter, compared to 32.4% in the 2017 third quarter. The comparison of the underwriting expense ratios reflects changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.
Nine Months Ended September 30, 2018 versus 2017 period. The insurance segment’s underwriting expense ratio was 32.7% for the nine months ended September 30, 2018, compared to 32.6% for the 2017 period.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2018	2017	% Change
Gross premiums written	$435,396	$422,083	3.2
Premiums ceded	(123,705)	(105,389)
Net premiums written	311,691	316,694	(1.6)
Change in unearned premiums	(18,418)	6,879
Net premiums earned	293,273	323,573	(9.4)
Other underwriting income	1,387	1,728
Losses and loss adjustment expenses	(183,413)	(318,609)
Acquisition expenses	(50,367)	(57,340)
Other operating expenses	(29,936)	(36,214)
Underwriting income (loss)	$30,944	$(86,862)	n/m

Underwriting Ratios			% Point Change
Loss ratio	62.5%	98.5%	(36.0)
Acquisition expense ratio	17.2%	17.7%	(0.5)
Other operating expense ratio	10.2%	11.2%	(1.0)
Combined ratio	89.9%	127.4%	(37.5)

ARCH CAPITAL	55	2018 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2018	2017	% Change
Gross premiums written	$1,503,206	$1,351,051	11.3
Premiums ceded	(455,682)	(386,743)
Net premiums written	1,047,524	964,308	8.6
Change in unearned premiums	(134,761)	(81,182)
Net premiums earned	912,763	883,126	3.4
Other underwriting income	2,490	1,143
Losses and loss adjustment expenses	(555,044)	(631,669)
Acquisition expenses	(148,828)	(154,638)
Other operating expenses	(101,185)	(110,458)
Underwriting income (loss)	$110,196	$(12,496)	n/m

Underwriting Ratios			% Point Change
Loss ratio	60.8%	71.5%	(10.7)
Acquisition expense ratio	16.3%	17.5%	(1.2)
Other operating expense ratio	11.1%	12.5%	(1.4)
Combined ratio	88.2%	101.5%	(13.3)
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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$105,535	33.9	$101,400	32.0
Casualty	98,788	31.7	113,446	35.8
Property excluding property catastrophe	83,222	26.7	63,943	20.2
Property catastrophe	9,053	2.9	28,123	8.9
Marine and aviation	6,011	1.9	2,037	0.6
Other	9,082	2.9	7,745	2.4
Total	$311,691	100.0	$316,694	100.0

Pro rata	$197,431	63.3	$206,948	65.3
Excess of loss	114,260	36.7	109,746	34.7
Total	$311,691	100.0	$316,694	100.0
2018 Third Quarter versus 2017 Third Quarter. Gross premiums written by the reinsurance segment in the 2018 third quarter were 3.2% higher than in the 2017 third quarter, while net premiums written were 1.6% lower than in the 2017 third quarter. The lower change in net premiums written primarily reflects an increase in retrocessions on other specialty and casualty lines. Net premiums written for the 2018 third quarter reflected declines in property catastrophe and casualty lines, partially offset by growth in property excluding property catastrophe business, primarily due to new accounts. The reduction in property catastrophe net premiums written primarily related to a lower level of reinstatement premiums, as the 2017 third quarter included $15.8 million related to Hurricanes Harvey, Irma and Maria. The decline in casualty net premiums written was mostly due to the one-time impact of a retroactive reinsurance contract of $45.4 million recorded in the 2017 third quarter, which was substantially earned in that period with a corresponding increase in losses and loss adjustment expenses. A portion of the premium reduction in this line was offset by new business opportunities in the 2018 third quarter.

ARCH CAPITAL	56	2018 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$399,608	38.1	$371,146	38.5
Casualty	297,077	28.4	287,120	29.8
Property excluding property catastrophe	246,268	23.5	208,445	21.6
Property catastrophe	51,730	4.9	57,773	6.0
Marine and aviation	26,084	2.5	20,510	2.1
Other	26,757	2.6	19,314	2.0
Total	$1,047,524	100.0	$964,308	100.0

Pro rata	$562,454	53.7	$536,857	55.7
Excess of loss	485,070	46.3	427,451	44.3
Total	$1,047,524	100.0	$964,308	100.0
Nine Months Ended September 30, 2018 versus 2017 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2018 were 11.3% higher than in the 2017 period, while net premiums written were 8.6% higher than in the 2017 period. The increase in net premiums written reflected growth in property lines, primarily due to new business and rate increases, and in other specialty, primarily due to new international motor contracts, partially offset by a decline in property catastrophe. The reduction in property catastrophe net premiums written primarily related to a lower level of reinstatement premiums, as the 2017 period included $15.8 million related to Hurricanes Harvey, Irma and Maria.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$108,311	36.9	$96,090	29.7
Casualty	77,496	26.4	117,255	36.2
Property excluding property catastrophe	71,358	24.3	65,049	20.1
Property catastrophe	18,190	6.2	30,039	9.3
Marine and aviation	8,672	3.0	6,801	2.1
Other	9,246	3.2	8,339	2.6
Total	$293,273	100.0	$323,573	100.0

Pro rata	$168,865	57.6	$188,874	58.4
Excess of loss	124,408	42.4	134,699	41.6
Total	$293,273	100.0	$323,573	100.0

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Other specialty	$361,676	39.6	$307,620	34.8
Casualty	231,877	25.4	270,126	30.6
Property excluding property catastrophe	210,961	23.1	197,785	22.4
Property catastrophe	52,293	5.7	61,975	7.0
Marine and aviation	28,150	3.1	26,277	3.0
Other	27,806	3.0	19,343	2.2
Total	$912,763	100.0	$883,126	100.0

Pro rata	$536,493	58.8	$503,954	57.1
Excess of loss	376,270	41.2	379,172	42.9
Total	$912,763	100.0	$883,126	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. For the 2018 third quarter, net premiums earned were 9.4% lower than in the 2017 third quarter. The reduction was primarily due to the retroactive reinsurance contract and reinstatement premium impacts discussed above, as well as changes in net premiums written over the previous five quarters. For the nine months ended September 30, 2018, net premiums earned were 3.4% higher than in the 2017 period, and reflect changes in net premiums written over the previous five quarters.
Other Underwriting Income (Loss).
Other underwriting income (loss) for the 2018 third quarter was $1.4 million, compared to $1.7 million for the 2017 third quarter, and $2.5 million for the nine months ended September 30, 2018, compared to $1.1 million for the 2017 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Current year	74.2%	109.8%	72.2%	86.6%
Prior period reserve development	(11.7)%	(11.3)%	(11.4)%	(15.1)%
Loss ratio	62.5%	98.5%	60.8%	71.5%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio in the 2018 third quarter was 35.6 points lower than in the 2017 third quarter and reflected 9.5 points of current year catastrophic activity, primarily related to Hurricane Florence and Typhoon Jebi, compared to 46.3 points in the 2017 third quarter, primarily related to Hurricanes Harvey, Irma and Maria.
The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2018 was 14.4 points lower than

ARCH CAPITAL	57	2018 THIRD QUARTER FORM 10-Q

in the 2017 period and reflected 4.0 points of current year catastrophic activity, compared to 20.0 points in the 2017 period.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $34.3 million, or 11.7 points, for the 2018 third quarter, compared to $36.5 million, or 11.3 points, for the 2017 third quarter, and $103.9 million, or 11.4 points, for the nine months ended September 30, 2018, compared to $133.3 million, or 15.1 points, for the 2017 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2018 Third Quarter versus 2017 Third Quarter. The underwriting expense ratio for the reinsurance segment was 27.4% in the 2018 third quarter, compared to 28.9% in the 2017 third quarter, reflecting the non-renewal of certain reinsurance agreements between our U.S.-based insurance and reinsurance subsidiaries and Arch Reinsurance Ltd. (“Arch Re Bermuda”) were canceled on a cutoff basis as of January 1, 2018, which reduced federal excise taxes incurred by $2.3 million, or 0.8 points, and changes in the mix and type of business.
Nine Months Ended September 30, 2018 versus 2017 period. The underwriting expense ratio for the reinsurance segment was 27.4% for the nine months ended September 30, 2018, compared to 30.0% for the 2017 period. The comparison of the underwriting expense ratios also reflected changes in the mix and type of business and a higher level of net premiums earned for the 2018 period. The underwriting expense ratio benefited from a reduction in federal excise taxes incurred of $6.9 million, or 0.8 points, as discussed above.
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

The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended September 30,
	2018	2017	% Change
Gross premiums written	$350,559	$347,951	0.7
Premiums ceded	(57,226)	(57,900)
Net premiums written	293,333	290,051	1.1
Change in unearned premiums	7,591	(15,533)
Net premiums earned	300,924	274,518	9.6
Other underwriting income	3,733	3,599
Losses and loss adjustment expenses	(9,615)	(35,156)
Acquisition expenses	(33,361)	(21,803)
Other operating expenses	(31,122)	(34,770)
Underwriting income	$230,559	$186,388	23.7

Underwriting Ratios			% Point Change
Loss ratio	3.2%	12.8%	(9.6)
Acquisition expense ratio	11.1%	7.9%	3.2
Other operating expense ratio	10.3%	12.7%	(2.4)
Combined ratio	24.6%	33.4%	(8.8)

	Nine Months Ended September 30,
	2018	2017	% Change
Gross premiums written	$1,002,727	$1,032,800	(2.9)
Premiums ceded	(154,230)	(194,139)
Net premiums written	848,497	838,661	1.2
Change in unearned premiums	23,147	(61,776)
Net premiums earned	871,644	776,885	12.2
Other underwriting income	10,464	11,999
Losses and loss adjustment expenses	(74,672)	(84,915)
Acquisition expenses	(87,665)	(76,235)
Other operating expenses	(108,622)	(108,790)
Underwriting income	$611,149	$518,944	17.8

Underwriting Ratios			% Point Change
Loss ratio	8.6%	10.9%	(2.3)
Acquisition expense ratio	10.1%	9.8%	0.3
Other operating expense ratio	12.5%	14.0%	(1.5)
Combined ratio	31.2%	34.7%	(3.5)

ARCH CAPITAL	58	2018 THIRD QUARTER FORM 10-Q

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Client location:
United States	$267,234	91.1	$262,028	90.3
Other	26,099	8.9	28,023	9.7
Total	$293,333	100.0	$290,051	100.0

Underwriting location:
United States	$240,959	82.1	$235,447	81.2
Other	52,374	17.9	54,604	18.8
Total	$293,333	100.0	$290,051	100.0
2018 Third Quarter versus 2017 Third Quarter. Gross premiums written by the mortgage segment in the 2018 third quarter were 0.7% higher than in the 2017 third quarter. The growth in gross premiums written primarily reflected an increase in U.S. monthly premium business and GSE credit-risk sharing transactions, partially offset by a lower level of U.S. single premium business and a decrease in Australian mortgage reinsurance business. Net premiums written for the 2018 third quarter were 1.1% higher than in the 2017 third quarter and reflected a higher level of ceded premiums related to the new Bellemeade transaction in the 2018 third quarter, while the 2017 third quarter reflected higher retrocessions of Australian mortgage reinsurance business.

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Client location:
United States	$768,748	90.6	$756,620	90.2
Other	79,749	9.4	82,041	9.8
Total	$848,497	100.0	$838,661	100.0

Underwriting location:
United States	$691,851	81.5	$679,442	81.0
Other	156,646	18.5	159,219	19.0
Total	$848,497	100.0	$838,661	100.0
Nine Months Ended September 30, 2018 versus 2017 period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2018 were 2.9% lower than in the 2017 period. The reduction in gross premiums written primarily reflected a lower level of Australian mortgage reinsurance business and a lower level of U.S. single premium business. Net premiums written for the nine months ended September 30, 2018 were 1.2% higher than in the 2017 period and reflected a higher level of ceded premiums related to new Bellemeade transactions, while the 2017 period also reflected higher retrocessions of Australian mortgage reinsurance business.

The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of the Arch MI U.S. portfolio of mortgage loans was 82.0% at September 30, 2018, compared to 81.8% at December 31, 2017.
Arch MI U.S. generated $21.4 billion of new insurance written (“NIW”) in the 2018 third quarter, compared to $17.7 billion in the 2017 third quarter, as a higher level of purchase market activity more than offset a reduction in single premium business. NIW represents the original principal balance of all loans that received coverage during the period. Monthly premium policies contributed 92.6% of NIW in the 2018 third quarter, compared to 87.0% for the 2017 third quarter.
The following tables provide details on the NIW generated by Arch MI U.S.:

(U.S. Dollars in millions)	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$21,425		$17,683

Credit quality (FICO):
>=740	$12,013	56.1	$10,063	56.9
680-739	7,728	36.1	6,357	35.9
620-679	1,684	7.9	1,263	7.1
Total	$21,425	100.0	$17,683	100.0

Loan-to-value (LTV):
95.01% and above	$3,231	15.1	$1,757	9.9
90.01% to 95.00%	9,689	45.2	8,406	47.5
85.01% to 90.00%	6,264	29.2	5,668	32.1
85.01% and below	2,241	10.5	1,852	10.5
Total	$21,425	100.0	$17,683	100.0

Monthly vs. single:
Monthly	$19,842	92.6	$15,392	87.0
Single	1,583	7.4	2,291	13.0
Total	$21,425	100.0	$17,683	100.0

Purchase vs. refinance:
Purchase	$20,397	95.2	$16,460	93.1
Refinance	1,028	4.8	1,223	6.9
Total	$21,425	100.0	$17,683	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	59	2018 THIRD QUARTER FORM 10-Q

(U.S. Dollars in millions)	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$52,742		$47,646

Credit quality (FICO):
>=740	$29,933	56.8	$27,061	56.8
680-739	18,952	35.9	17,246	36.2
620-679	3,857	7.3	3,339	7.0
Total	$52,742	100.0	$47,646	100.0

Loan-to-value (LTV):
95.01% and above	$7,328	13.9	$4,429	9.3
90.01% to 95.00%	24,030	45.6	22,763	47.8
85.01% to 90.00%	15,817	30.0	15,191	31.9
85.01% and below	5,567	10.6	5,263	11.0
Total	$52,742	100.0	$47,646	100.0

Monthly vs. single:
Monthly	$49,046	93.0	$40,592	85.2
Single	3,696	7.0	7,054	14.8
Total	$52,742	100.0	$47,646	100.0

Purchase vs. refinance:
Purchase	$49,556	94.0	$43,243	90.8
Refinance	3,186	6.0	4,403	9.2
Total	$52,742	100.0	$47,646	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by client location and underwriting location (i.e., where the business is underwritten):

	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Client Location:
United States	$284,110	94.4	$262,324	95.6
Other	16,814	5.6	12,194	4.4
Total	$300,924	100.0	$274,518	100.0

Underwriting location:
United States	$256,231	85.1	$233,862	85.2
Other	44,693	14.9	40,656	14.8
Total	$300,924	100.0	$274,518	100.0

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
Client Location:
United States	$824,716	94.6	$745,011	95.9
Other	46,928	5.4	31,874	4.1
Total	$871,644	100.0	$776,885	100.0

Underwriting location:
United States	$742,269	85.2	$661,645	85.2
Other	129,375	14.8	115,240	14.8
Total	$871,644	100.0	$776,885	100.0
Net premiums earned for the 2018 third quarter were 9.6% higher than in the 2017 third quarter. For the nine months ended September 30, 2018, net premiums earned were 12.2% higher than in the 2017 period. The increases were primarily due to growth in insurance in force for Arch MI U.S.
Other Underwriting Income.
Other underwriting income, which is primarily related to older GSE credit risk-sharing transactions receiving derivative accounting treatment, was $3.7 million for the 2018 third quarter, compared to $3.6 million for the 2017 third quarter, and $10.5 million for the nine months ended September 30, 2018, compared to $12.0 million for the 2017 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Current year	16.0%	20.6%	17.2%	20.5%
Prior period reserve development	(12.8)%	(7.8)%	(8.6)%	(9.6)%
Loss ratio	3.2%	12.8%	8.6%	10.9%
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 4.6 points lower in the 2018 third quarter than in the 2017 third quarter. The mortgage segment’s current year loss ratio was 3.3 points lower for the nine months ended September 30, 2018 than for the 2017 period. The lower current year loss ratios for the 2018 periods reflect the current favorable macroeconomic environment.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $38.6 million, or 12.8 points, for the 2018 third quarter, compared to $21.5 million, or 7.8 points, for the 2017 third quarter, and $74.9 million, or 8.6 points, for the nine months ended September 30, 2018, compared to $74.9 million, or 9.6 points, for the 2017 period. See note 5, “Reserve for Losses and Loss Adjustment

ARCH CAPITAL	60	2018 THIRD QUARTER FORM 10-Q

Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2018 Third Quarter versus 2017 Third Quarter. The underwriting expense ratio for the mortgage segment was 21.4% in the 2018 third quarter, compared to 20.6% in the 2017 third quarter, reflecting a higher level of acquisition expenses due to higher NIW and a lower level of other operating expenses.
Nine Months Ended September 30, 2018 versus 2017 period. The underwriting expense ratio for the mortgage segment was 22.6% for the nine months ended September 30, 2018, compared to 23.8% for the 2017 period. The lower underwriting expense ratio in the 2018 period reflected a higher level of net premiums earned and expense savings from integration efforts following the acquisition of UGC.
Corporate (Non-Underwriting) Segment
The corporate (non-underwriting) segment results include net investment income, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, items related to our non-cumulative preferred shares, net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and income taxes. Such amounts exclude the results of the ‘other’ segment.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed maturities	$103,252	$84,602	$294,658	$251,039
Equity securities	3,426	3,210	10,408	10,152
Short-term investments	4,417	2,514	12,591	5,624
Other (1)	18,030	18,238	56,501	57,770
Gross investment income	129,125	108,564	374,158	324,585
Investment expenses (2)	(14,797)	(14,437)	(51,826)	(42,126)
Net investment income	$114,328	$94,127	$322,332	282,459

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

(2)
Investment expenses were approximately 0.29% of average invested assets for the 2018 third quarter, compared to 0.32% for the 2017 third quarter, and 0.36% for the nine months ended September 30, 2018, compared to 0.30% for the 2017 period.

The higher level of net investment income for the 2018 third quarter reflected an increase in the embedded book yield on fixed income securities, partially offset by a higher level of expenses. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.45% for the 2018 third quarter, compare to 2.00% for the 2017 third quarter, and 2.31% for the nine months ended September 30, 2018, compared to 2.04% for the 2017 period.
Corporate Expenses.
Corporate expenses were $13.2 million for the 2018 third quarter, compared to $14.1 million for the 2017 third quarter, and $43.3 million for the nine months ended September 30, 2018, compared to $48.5 million for the 2017 period. The lower level of corporate expenses in the 2018 periods was primarily due to lower incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other were $1.1 million for the 2018 third quarter, compared to $3.0 million for the 2017 third quarter, and $8.8 million for the nine months ended September 30, 2018, compared to $21.2 million for the 2017 period. Amounts for the nine months ended September 30, 2018 were primarily attributable to the write off of intangible assets related to insurance licenses for a subsidiary of UGC which was merged with another subsidiary. Amounts for the 2017 periods primarily related to severance and related costs along with incentive compensation paid in conjunction with the UGC acquisition.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2018 third quarter was $26.3 million, compared to $31.8 million for the 2017 third quarter, and $79.5 million for the nine months ended September 30, 2018, compared to $93.9 million for the 2017 period. Amounts in both periods primarily related to amortization of finite-lived intangible assets related to the UGC acquisition, as disclosed in our Form 10-K.
Interest Expense.
Interest expense was $24.7 million for the 2018 third quarter, compared to the $26.3 million for the 2017 third quarter, and $76.6 million for the nine months ended September 30, 2018, compared to $77.9 million for the 2017 period.
Loss on Redemption of Preferred Shares.
In January 2018, we redeemed all remaining 6.75% Series C preferred shares and, in accordance with GAAP, recorded a loss of $2.7 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.

ARCH CAPITAL	61	2018 THIRD QUARTER FORM 10-Q

Net Realized Gains or Losses.
We recorded net realized losses of $47.0 million for the 2018 third quarter, compared to net realized gains of $64.1 million for the 2017 third quarter, and net realized losses of $218.4 million for the nine months ended September 30, 2018, compared to net realized gains of $110.7 million for the 2017 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets and liabilities accounted for using the fair value option and in the fair value of equities pursuant to new accounting guidance effective in the 2018 first quarter, along with re-measurement of contingent consideration liability amounts. See note 6, “Investment Information—Net Realized Gains (Losses),” to our consolidated financial statements for additional information.
Net Impairment Losses Recognized in Earnings.
We recorded $0.5 million of impairment losses for the 2018 third quarter, compared to $1.9 million for the 2017 third quarter, and $1.1 million for the nine months ended September 30, 2018, compared to $5.4 million for the 2017 period. See note 6, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $16.0 million of equity in net income related to investment funds accounted for using the equity method in the 2018 third quarter, compared to $31.1 million of income for the 2017 third quarter, and $52.5 million of income for the nine months ended September 30, 2018, compared to $111.9 million for the 2017 period. Investment funds accounted for using the equity method totaled $1.52 billion at September 30, 2018, compared to $1.04 billion at December 31, 2017.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2018 third quarter were $7.1 million, compared to net foreign exchange losses for the 2017 third quarter of $27.8 million. Net foreign exchange gains for the nine months ended September 30, 2018 were $38.3 million, compared to net foreign exchange losses for the 2017 period of $85.5 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes resulted in an expense of 12.9% for the 2018 third quarter and 11.3% for the nine months ended September 30, 2018, compared to 14.9% for the 2017 period. The effective tax rates for the 2018 third quarter and nine months ended September 30, 2018 included a discrete income tax expense of $5.6 million and $2.6 million, respectively. The discrete tax items in the 2018 periods primarily relate to a change in judgment regarding the realizability of certain deferred tax assets in the 2018 third quarter, partially offset by tax benefits associated with share-based compensation. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. The change in the U.S. federal corporate tax rate from 35% to 21% commencing on January 1, 2018 contributed to a lower effective tax rate for the 2018 periods as compared to the 2017 periods.
Other Segment
The ‘other’ segment includes the results of Watford Re. Pursuant to generally accepted accounting principles, Watford Re is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford Re. As such, we consolidate the results of Watford Re in our consolidated financial statements, although we only own approximately 11% of Watford Re’s common equity. See note 10, “Variable Interest Entities and Noncontrolling Interests” and note 4, “Segment Information,” to our consolidated financial statements for additional information on Watford Re.
CRITICAL ACCOUNTING POLICIES,
ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical accounting policies, estimates and recent accounting pronouncements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Form 10-K, updated where applicable in the notes accompanying our consolidated financial statements, including note 1, “Basis of Presentation and Recent Accounting Pronouncements.”

ARCH CAPITAL	62	2018 THIRD QUARTER FORM 10-Q

FINANCIAL CONDITION

Investable Assets
At September 30, 2018, total investable assets held by Arch were $19.59 billion, excluding the $2.73 billion included in the ‘other’ segment (i.e., attributable to Watford Re).
Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
September 30, 2018
Fixed maturities (2)	$14,666,265	74.9
Short-term investments (2)	986,108	5.0
Cash	586,353	3.0
Equity securities (2)	473,071	2.4
Other investments (2)	1,233,280	6.3
Investments accounted for using the equity method	1,524,242	7.8
Securities transactions entered into but not settled at the balance sheet date	122,863	0.6
Total investable assets held by Arch	$19,592,182	100.0

Average effective duration (in years)	2.94
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.78%

December 31, 2017
Fixed maturities (2)	$14,798,213	75.1
Short-term investments (2)	1,509,713	7.7
Cash	551,696	2.8
Equity securities (2)	576,040	2.9
Other investments (2)	1,476,960	7.5
Investments accounted for using the equity method	1,041,322	5.3
Securities transactions entered into but not settled at the balance sheet date	(237,523)	(1.2)
Total investable assets held by Arch	$19,716,421	100.0

Average effective duration (in years)	2.83
Average S&P/Moody’s credit ratings (3)	AA-/Aa2
Embedded book yield (4)	2.32%

(1)
In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value.

(2)	Includes investments carried at fair value under the fair value option.

(3)	Average credit ratings on our investment portfolio on securities with ratings by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

(4)	Before investment expenses.
At September 30, 2018, approximately $13.73 billion, or 70.1%, of total investable assets held by Arch were internally managed, compared to $13.73 billion, or 69.6%, at December 31, 2017.

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
September 30, 2018
Corporate bonds	$5,853,112	39.9
Mortgage backed securities	477,547	3.3
Municipal bonds	1,221,893	8.3
Commercial mortgage backed securities	682,516	4.7
U.S. government and government agencies	3,133,301	21.4
Non-U.S. government securities	1,690,982	11.5
Asset backed securities	1,606,914	11.0
Total	$14,666,265	100.0

December 31, 2017
Corporate bonds	$4,787,272	32.4
Mortgage backed securities	328,924	2.2
Municipal bonds	2,158,840	14.6
Commercial mortgage backed securities	545,817	3.7
U.S. government and government agencies	3,484,257	23.5
Non-U.S. government securities	1,704,337	11.5
Asset backed securities	1,788,766	12.1
Total	$14,798,213	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2018
U.S. government and gov’t agencies (1)	$3,672,429	25.0
AAA	3,691,522	25.2
AA	2,047,332	14.0
A	3,163,536	21.6
BBB	1,317,999	9.0
BB	288,178	2.0
B	219,667	1.5
Lower than B	61,001	0.4
Not rated	204,601	1.4
Total	$14,666,265	100.0

December 31, 2017
U.S. government and gov’t agencies (1)	$3,771,835	25.5
AAA	4,080,808	27.6
AA	2,440,864	16.5
A	2,470,936	16.7
BBB	1,157,136	7.8
BB	313,286	2.1
B	254,011	1.7
Lower than B	77,543	0.5
Not rated	231,794	1.6
Total	$14,798,213	100.0

(1)	Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

ARCH CAPITAL	63	2018 THIRD QUARTER FORM 10-Q

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2018
0-10%	$12,883,470	$(222,816)	98.0
10-20%	27,524	(3,882)	1.7
20-30%	1,112	(317)	0.1
Greater than 30%	514	(310)	0.1
Total	$12,912,620	$(227,325)	100.0

December 31, 2017
0-10%	$9,598,768	$(93,057)	87.6
10-20%	82,638	(11,269)	10.6
20-30%	2,108	(671)	0.6
Greater than 30%	1,881	(1,184)	1.1
Total	$9,685,395	$(106,181)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2018, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$196,274	A-/A3
JPMorgan Chase & Co.	192,109	A-/A2
Apple Inc.	170,850	AA+/Aa1
Citigroup Inc.	154,844	A/A2
Wells Fargo & Company	142,121	A/A1
Nestle S.A.	120,486	AA-/Aa2
Daimler AG	98,702	A/A2
Philip Morris International Inc.	97,997	A/A2
Morgan Stanley	95,361	BBB+/A3
Toyota Motor Corporation	91,527	AA-/Aa3
Total	$1,360,271

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
September 30, 2018
RMBS	$435,294	$16,703	$25,550	$477,547
CMBS	103,834	557,501	21,181	682,516
ABS	—	1,530,816	76,098	1,606,914
Total	$539,128	$2,105,020	$122,829	$2,766,977

December 31, 2017
RMBS	$284,466	$14,581	$29,877	$328,924
CMBS	3,112	465,980	76,725	545,817
ABS	—	1,691,232	97,534	1,788,766
Total	$287,578	$2,171,793	$204,136	$2,663,507
At September 30, 2018, our structured securities included $39.0 million par value in sub-prime securities with a fair value of $31.4 million and average credit quality ratings from S&P/Moody’s of “CCC-/Caa3,” compared to $42.3 million par value with a fair value of $35.4 million and average credit quality ratings of “CCC/Caa3” at December 31, 2017.
The following table provides information on the fair value of our Eurozone investments at September 30, 2018:

Country (1)	Sovereign (2)	Corporate Bonds	Other (3)	Total
Germany	$283,727	$3,319	$48,194	$335,240
Netherlands	106,070	143,435	26,580	276,085
France	20,013	36,989	32,614	89,616
Luxembourg	—	11,667	7,824	19,491
Ireland	—	9,349	3,885	13,234
Spain	—	2,430	8,949	11,379
Austria	3,955	—	—	3,955
Belgium	—	—	3,345	3,345
Finland	—	198	1,878	2,076
Portugal	—	—	1,558	1,558
Italy	—	—	1,359	1,359
Greece	75	—	733	808
Total	$413,840	$207,387	$136,919	$758,146

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at September 30, 2018.

(2)	Includes securities issued and/or guaranteed by Eurozone governments.

(3)	Includes bank loans, equities and other.
At September 30, 2018, our investment portfolio included $473.1 million of equity securities, compared to $576.0 million at December 31, 2017. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors.

ARCH CAPITAL	64	2018 THIRD QUARTER FORM 10-Q

The following table summarizes our other investments:

	September 30, 2018	December 31, 2017
Term loan investments	$291,095	$326,085
Asian and emerging markets	282,606	344,068
Mezzanine debt funds	241,968	252,160
Credit related funds	200,226	193,787
Investment grade fixed income	97,347	156,225
Other (1)	120,038	204,635
Total	$1,233,280	$1,476,960

(1)	Includes fund investments with strategies in mortgage servicing rights, transportation and infrastructure assets and other.
Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 8, “Derivative Instruments,” to our consolidated financial statements for additional disclosures related to derivatives.
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 7, “Fair Value,” to our consolidated financial statements for a summary of our financial assets and liabilities measured at fair value, segregated by level in the fair value hierarchy.
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.

The following table summarizes investable assets in the ‘other’ segment:

	September 30, 2018	December 31, 2017
Investments accounted for using the fair value option:
Other investments	$1,108,396	$924,410
Fixed maturities	1,021,132	1,177,033
Short-term investments	224,525	256,755
Equity securities	69,956	67,868
Total	2,424,009	2,426,066
Fixed maturities available for sale, at fair value	305,388	—
Equity securities, at fair value	46,581	—
Cash	64,684	54,503
Securities sold but not yet purchased	(9,065)	(34,375)
Securities transactions entered into but not settled at the balance sheet date	(99,537)	(6,127)
Total investable assets included in ‘other’ segment	$2,732,060	$2,440,067
Premiums Receivable and Reinsurance Recoverables
At September 30, 2018, 80.0% of premiums receivable of $1.31 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.9% of the total. At December 31, 2017, 78.2% of premiums receivable of $1.14 billion represented amounts not yet due, while amounts in excess of 90 days overdue were 4.0% of the total. Our reserves for doubtful accounts were approximately $27.6 million at September 30, 2018, compared to $25.3 million at December 31, 2017.
At September 30, 2018 and December 31, 2017, approximately 64.6% and 69.9% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $2.75 billion and $2.54 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 35.4% and 30.1%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at September 30, 2018 and December 31, 2017. The largest reinsurance recoverables from any one carrier was approximately 2.8% and 2.2%, respectively, of total shareholders’ equity available to Arch at September 30, 2018 and December 31, 2017. Growth in items not rated is due to recoverables from a third party reinsurer related to a retroactive reinsurance transaction to reinsure run-off liabilities associated with certain discontinued U.S. specialty casualty and program exposures. Such amounts are fully collateralized. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for additional information.

ARCH CAPITAL	65	2018 THIRD QUARTER FORM 10-Q

Approximately 5.6% of the $72.5 million of paid losses and loss adjustment expenses recoverable at September 30, 2018 were more than 90 days overdue, compared to 3.0% of the $75.2 million of paid losses and loss adjustment expenses recoverable at December 31, 2017. No collection issues were indicated on the amount in excess of 90 days overdue at September 30, 2018.
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Premiums written:
Direct	$1,242,276	$1,147,793	$3,601,410	$3,338,106
Assumed	489,052	500,453	1,664,676	1,577,789
Ceded	(397,775)	(322,843)	(1,221,093)	(1,065,537)
Net	$1,333,553	$1,325,403	$4,044,993	$3,850,358

Premiums earned:
Direct	$1,223,445	$1,121,168	$3,545,493	$3,216,268
Assumed	466,361	501,587	1,446,815	1,431,746
Ceded	(398,928)	(360,869)	(1,129,768)	(1,028,237)
Net	$1,290,878	$1,261,886	$3,862,540	$3,619,777

Losses and LAE:
Direct	$718,921	$917,721	$1,807,860	$1,968,900
Assumed	198,248	621,717	759,527	1,112,255
Ceded	(217,749)	(493,297)	(504,954)	(792,584)
Net	$699,420	$1,046,141	$2,062,433	$2,288,571
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

At September 30, 2018 and December 31, 2017, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2018	December 31, 2017
Insurance segment:
Case reserves	$1,452,306	$1,648,910
IBNR reserves	3,250,821	3,272,351
Total net reserves	4,703,127	4,921,261
Reinsurance segment:
Case reserves	1,110,837	1,033,413
Additional case reserves	153,014	158,377
IBNR reserves	1,518,487	1,499,962
Total net reserves	2,782,338	2,691,752
Mortgage segment:
Case reserves	371,196	443,069
IBNR reserves	139,035	104,169
Total net reserves (1)	510,231	547,238
Other segment:
Case reserves	347,948	260,876
Additional case reserves	23,691	32,587
IBNR reserves	524,196	465,168
Total net reserves	895,835	758,631
Total:
Case reserves	3,282,287	3,386,268
Additional case reserves	176,705	190,964
IBNR reserves	5,432,539	5,341,650
Total net reserves	$8,891,531	$8,918,882

(1)
At September 30, 2018, total net reserves include $417.3 million from U.S. mortgage insurance business, of which 75.2% represents policy years 2008 and prior and the remainder from later policy years. At December 31, 2017, total net reserves include $477.1 million from U.S. mortgage insurance business, of which 79.8% represents policy years 2008 and prior and the remainder from later policy years.

At September 30, 2018 and December 31, 2017, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2018	December 31, 2017
Insurance segment:
Professional lines (1)	$1,267,979	$1,308,261
Construction and national accounts	1,143,717	1,094,300
Excess and surplus casualty (2)	630,692	672,903
Programs	454,355	644,340
Property, energy, marine and aviation	383,387	437,518
Travel, accident and health	87,178	86,122
Lenders products	50,357	53,912
Other (3)	685,462	623,905
Total net reserves	$4,703,127	$4,921,261

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.

ARCH CAPITAL	66	2018 THIRD QUARTER FORM 10-Q

At September 30, 2018 and December 31, 2017, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2018	December 31, 2017
Reinsurance segment:
Casualty (1)	$1,496,712	$1,489,933
Other specialty (2)	604,290	523,321
Property excluding property catastrophe (3)	397,091	376,020
Marine and aviation	132,324	135,484
Property catastrophe	80,297	98,622
Other (4)	71,624	68,372
Total net reserves	$2,782,338	$2,691,752

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2018 and December 31, 2017:

(U.S. Dollars in millions)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$272,409	73.1	$253,914	72.2
Mortgage reinsurance	26,500	7.1	28,017	8.0
Other (2)	73,903	19.8	69,905	19.9
Total	$372,812	100.0	$351,836	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$69,764	92.5	$64,904	92.3
Mortgage reinsurance	2,264	3.0	2,473	3.5
Other (2)	3,425	4.5	2,921	4.2
Total	$75,453	100.0	$70,298	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2018:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$22,238	8.2	$5,041	7.2	8.84%
2009	807	0.3	187	0.3	2.88%
2010	721	0.3	196	0.3	2.51%
2011	2,875	1.1	792	1.1	1.49%
2012	10,534	3.9	2,901	4.2	0.73%
2013	17,913	6.6	4,968	7.1	0.84%
2014	19,258	7.1	5,193	7.4	0.90%
2015	35,608	13.1	9,290	13.3	0.62%
2016	55,043	20.2	14,040	20.1	0.64%
2017	55,876	20.5	14,162	20.3	0.44%
2018	51,536	18.9	12,994	18.6	0.07%
Total	$272,409	100.0	$69,764	100.0	1.60%

(1)	Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2017:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$26,140	10.3	$6,003	9.2	10.24%
2009	1,072	0.4	253	0.4	2.94%
2010	1,089	0.4	295	0.5	2.31%
2011	3,828	1.5	1,046	1.6	1.37%
2012	13,247	5.2	3,629	5.6	0.75%
2013	21,840	8.6	5,996	9.2	0.95%
2014	22,884	9.0	6,112	9.4	1.10%
2015	41,991	16.5	10,828	16.7	0.77%
2016	62,020	24.4	15,643	24.1	0.80%
2017	59,803	23.6	15,099	23.3	0.35%
Total	$253,914	100.0	$64,904	100.0	2.23%

(1)	Represents the ending percentage of loans in default.

ARCH CAPITAL	67	2018 THIRD QUARTER FORM 10-Q

The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2018 and December 31, 2017:

(U.S. Dollars in millions)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$40,466	58.0	$37,794	58.2
680-739	23,371	33.5	21,213	32.7
620-679	5,413	7.8	5,159	7.9
<620	514	0.7	738	1.1
Total	$69,764	100.0	$64,904	100.0
Weighted average FICO score	743		743

Loan-to-value (LTV):
95.01% and above	$7,506	10.8	$6,337	9.8
90.01% to 95.00%	38,748	55.5	36,174	55.7
85.01% to 90.00%	20,464	29.3	19,482	30.0
85.00% and below	3,046	4.4	2,911	4.5
Total	$69,764	100.0	$64,904	100.0
Weighted average LTV	93.0%		92.9%

Total RIF, net of external reinsurance	$54,558		$49,100

(U.S. Dollars in millions)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,406	7.7	$5,151	7.9
California	4,310	6.2	3,803	5.9
Florida	3,395	4.9	2,881	4.4
Virginia	2,914	4.2	2,773	4.3
Georgia	2,542	3.6	2,331	3.6
North Carolina	2,500	3.6	2,410	3.7
Illinois	2,442	3.5	2,229	3.4
Washington	2,370	3.4	2,294	3.5
Maryland	2,369	3.4	2,234	3.4
Minnesota	2,365	3.4	2,165	3.3
Others	39,151	56.1	36,633	56.4
Total	$69,764	100.0	$64,904	100.0

The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2018	2017
Roll-forward of insured loans in default:
Beginning delinquent number of loans	27,068	29,691
New notices (1)	27,258	27,749
Cures	(31,111)	(28,676)
Paid claims	(2,854)	(4,994)
Ending delinquent number of loans (1)(2)	20,361	23,770

Ending number of policies in force (2)	1,270,728	1,202,619

Delinquency rate (1)(2)	1.60%	1.98%

Losses:
Number of claims paid	2,854	4,994
Total paid claims	$118,492	$216,155
Average per claim	$41.5	$43.3
Severity (3)	102.0%	103.1%
Average reserve per default (in thousands)	$18.1	$19.3

(1)	There were no incremental new notices for the nine months ended September 30, 2018 and 450 ending delinquent loans at September 30, 2018 attributable to the 2017 third quarter hurricanes.

(2)	Includes first lien primary and pool policies.

(3)	Represents total paid claims divided by RIF of loans for which claims were paid.
The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 11.4 to 1 at September 30, 2018, compared to 10.8 to 1 at December 31, 2017.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $9.36 billion at September 30, 2018, compared to $9.20 billion at December 31, 2017. The increase reflected strong underwriting results, partially offset by share buybacks and negative investment returns resulting from the increase in interest rates during the period.

ARCH CAPITAL	68	2018 THIRD QUARTER FORM 10-Q

The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	September 30, 2018	December 31, 2017
Total shareholders’ equity available to Arch	$9,355,148	$9,196,602
Less preferred shareholders’ equity	780,000	872,555
Common shareholders’ equity available to Arch	$8,575,148	$8,324,047
Common shares and common share equivalents outstanding, net of treasury shares (1)	405,524,360	409,956,417
Book value per share	$21.15	$20.30

(1)	Excludes the effects of 20,078,946 and 19,770,174 stock options and 1,442,564 and 913,488 restricted stock units outstanding at September 30, 2018 and December 31, 2017, respectively.
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
For the nine months ended September 30, 2018, Arch Capital received dividends of $269.2 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $1.90 billion to Arch Capital during the remainder of 2018 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
For the nine months ended September 30, 2018, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) received $25.0 million of dividends from Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Arch Re U.S. can pay approximately $103.8 million to Arch-U.S. during the remainder of 2018, subject to the approval of the Commissioner of the Delaware Department of Insurance.
For the nine months ended September 30, 2018, Arch-U.S. received $150.0 million of dividends from Arch U.S. MI

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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment (i.e., Watford Re). See note 10, “Variable Interest Entities and Noncontrolling Interests,” for cash flows related to Watford Re.

	Nine Months Ended
	September 30,
	2018	2017
Total cash provided by (used for):
Operating activities	$947,656	$839,783
Investing activities	(181,774)	(485,866)
Financing activities	(713,511)	(348,337)
Effects of exchange rate changes on foreign currency cash	(9,867)	15,599
Increase (decrease) in cash and restricted cash	$42,504	$21,179
•Cash provided by operating activities for the nine months ended September 30, 2018 reflected a higher level of premiums collected than in the 2017 period and an income tax refund, partially offset by a retroactive reinsurance transaction with a third party reinsurer, while the 2017 period reflected higher purchases of tax and loss bonds.
•Cash used for investing activities for the nine months ended September 30, 2018 was lower than in the 2017 period, primarily reflecting the sale of short term investments to fund the financing activities noted below. In addition, activity for the 2018 period reflected higher net purchases of fixed maturity investments than in the 2017 period.
•Cash used for financing activities for the nine months ended September 30, 2018 was higher than in the 2017 period, and reflected $250.0 million of paydowns on our revolving credit agreement borrowings, $184.5 million of repurchases under our share repurchase program and $92.6 million related to redemption of our Series C preferred shares in January 2018.

ARCH CAPITAL	69	2018 THIRD QUARTER FORM 10-Q

CAPITAL RESOURCES

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.
The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Sep 30, 2018	Dec 31, 2017
Debt:
Senior notes, due May 2034	$297,125	$297,053
Arch-U.S. senior notes, due Nov 2043 (1)	494,697	494,621
Arch Finance senior notes, due Dec 2026 (1)	496,319	496,043
Arch Finance senior notes, due Dec 2046 (1)	445,223	445,167
Revolving credit agreement borrowings due Oct 2021 (2)	125,000	375,000
Total	$1,858,364	$2,107,884

Shareholders’ equity available to Arch:
Series C non-cumulative preferred shares (3)	$—	$92,555
Series E non-cumulative preferred shares	450,000	450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	8,575,148	8,324,047
Total	$9,355,148	$9,196,602

Total capital available to Arch	$11,213,512	$11,304,486

Senior notes to total capital (%)	15.5	15.3
Revolving credit agreement borrowings to total capital (%)	1.1	3.3
Debt to total capital (%)	16.6	18.6
Preferred to total capital (%)	7.0	7.7
Debt and preferred to total capital (%)	23.5	26.4

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	$500 million unsecured facility for revolving loans and letters of credit.

(3)	Redeemed on January 2, 2018.
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of September 30, 2018 with an estimated PMIER sufficiency ratio of 151%, compared to 129% at December 31, 2017.
Arch Capital, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Historically, our insurance, reinsurance and mortgage insurance subsidiaries have entered into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. The reinsurance agreements between our U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Re Bermuda were canceled on a cutoff basis as of January 1, 2018. As a result, the level of subject business ceded to Arch Re Bermuda was substantially lower for the nine months ended September 30, 2018 than in prior periods.
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the nine months ended September 30, 2018, Arch Capital repurchased 6.9 million shares under the share repurchase program with an aggregate purchase price of $184.5 million. Since the inception of the share repurchase program through September 30, 2018, Arch Capital has repurchased 382.6 million common shares for an aggregate purchase price of $3.87 billion. At September 30, 2018, approximately $262.0 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.
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

ARCH CAPITAL	70	2018 THIRD QUARTER FORM 10-Q

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
Based on in-force exposure estimated as of October 1, 2018, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $393 million, followed by windstorms affecting Florida Tri-County and the Gulf of Mexico regions with net probable maximum pre-tax losses of $382 million and $326 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2018, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 72% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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

Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch (total shareholders’ equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2018, our modeled RDS loss was less than 12% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2018. Market risk represents the risk of changes in the fair value of a financial instrument and is

ARCH CAPITAL	71	2018 THIRD QUARTER FORM 10-Q

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
An analysis of material changes in market risk exposures at September 30, 2018 that affect the quantitative and qualitative disclosures presented in our 2017 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Sep 30, 2018
Total fair value	$19.07	$18.79	$18.53	$18.25	$18.00
Change from base	2.9%	1.4%		(1.5)%	(2.9)%
Change in unrealized value	$0.54	$0.26		$(0.28)	$(0.54)

Dec 31, 2017
Total fair value	$19.11	$18.85	$18.59	$18.33	$18.09
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.52	$0.26		$(0.26)	$(0.50)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Sep 30, 2018
Total fair value	$18.87	$18.70	$18.53	$18.37	$18.20
Change from base	1.8%	0.9%		(0.9)%	(1.8)%
Change in unrealized value	$0.33	$0.17		$(0.17)	$(0.33)

Dec 31, 2017
Total fair value	$18.96	$18.77	$18.59	$18.40	$18.22
Change from base	2.0%	1.0%		(1.0)%	(2.0)%
Change in unrealized value	$0.37	$0.19		$(0.19)	$(0.37)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2018, our portfolio’s VaR was estimated to be 2.91% compared to an estimated 3.10% at December 31, 2017.
Equity Securities. At September 30, 2018 and December 31, 2017, the fair value of our investments in equity securities totaled $473.1 million and $576.0 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $47.3 million and $57.6 million at September 30, 2018 and December 31, 2017, respectively, and would have decreased book value per share by approximately $0.12 and $0.14, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $47.3 million and $57.6 million at September 30, 2018 and December 31, 2017, respectively, and would have increased book value per share by approximately $0.12 and $0.14, respectively.

ARCH CAPITAL	72	2018 THIRD QUARTER FORM 10-Q

Investment-Related Derivatives. At September 30, 2018, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $3.34 billion, compared to $2.44 billion at December 31, 2017. If the underlying exposure of each investment-related derivative held at September 30, 2018 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $33.4 million, and a decrease in book value per share of approximately $0.08 per share, compared to $24.4 million and $0.06 per share, respectively, on investment-related derivatives held at December 31, 2017. If the underlying exposure of each investment-related derivative held at September 30, 2018 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $33.4 million, and an increase in book value per share of approximately $0.08 per share, compared to $24.4 million and $0.06 per share, respectively, on investment-related derivatives held at December 31, 2017. See note 8, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “Financial Condition—Investable Assets.”
Foreign Currency Exchange Risk
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See note 8, “Derivative Instruments,” to our consolidated financial statements for additional information.

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2018	December 31, 2017
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(325,607)	$401,966
Shareholders’ equity denominated in foreign currencies (1)	357,797	345,743
Net foreign currency forward contracts outstanding (2)	233,106	(123,732)
Net exposures denominated in foreign currencies	$265,296	$623,977

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(26,530)	$(62,398)
Book value per share	$(0.07)	$(0.15)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$26,530	$62,398
Book value per share	$0.07	$0.15

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.
Although we generally attempt to match the currency of our projected liabilities with investments in the same currencies, from time to time we may elect to over or underweight one or more currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. Dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above. For further discussion on foreign exchange activity, please refer to “—Results of Operations.”
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

ARCH CAPITAL	73	2018 THIRD QUARTER FORM 10-Q

OTHER FINANCIAL INFORMATION

The consolidated financial statements as of September 30, 2018 and for the three month and nine month periods ended September 30, 2018 and 2017 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	74	2018 THIRD QUARTER FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2018, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2018 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2018 - 7/31/2018	429,120	$26.59	413,671	$261,971
8/1/2018 - 8/31/2018	62,129	30.30	—	$261,971
9/1/2018 - 9/30/2018	10,843	30.27	—	$261,971
Total	502,092	$27.13	413,671

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

(2)
Remaining amount available at September 30, 2018 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

ARCH CAPITAL	75	2018 THIRD QUARTER FORM 10-Q

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2018 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.
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
Certain of our non-U.S. subsidiaries issue global marine policies that provide coverage for vessels navigating into and out of ports worldwide. In light of European Union and U.S. modifications to Iran sanctions in 2016, including the issuance of General License H, and consistent with General License H, we have been notified that certain of our policyholders shipped cargo to and from Iran, and that such cargo may include transporting crude oil from Iran to another country. Since these policies insure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran. On May 8, 2018, the President announced that the U.S. will cease participation in the Joint Comprehensive Plan of Action and will begin reimposing the U.S. nuclear-related sanctions over a six month period. Since May 8, 2018, we have not entered into any new transactions that had previously been permitted under General License H. On June 27, 2018, OFAC revoked General License H and added Section 560.537 to the Iranian Transactions and Sanctions Regulations, which authorizes all transactions and activities that are ordinarily incident and necessary to the winding down of activities previously approved under General License H through November 4, 2018. Our non-U.S. subsidiaries completed their General License H wind down activities by November 4, 2018, in accordance with all applicable laws and regulations.

ARCH CAPITAL	76	2018 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Exhibit No.	Description
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Arch Capital Group Ltd.’s Quarterly Report for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine month periods ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

ARCH CAPITAL	77	2018 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: November 9, 2018	Marc Grandisson
President and Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 9, 2018	François Morin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ARCH CAPITAL	78	2018 THIRD QUARTER FORM 10-Q