Form 10-K
period 2018-12-31
ARCH CAPITAL GROUP LTD.
filed 2019-02-28
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended December 31, 2018	Commission File No. 001-16209
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road, Pembroke HM 08, Bermuda	(441) 278-9250
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0011 par value per share	NASDAQ Stock Market (Common Shares)
5.25% Non-Cumulative Preferred Shares, Series E, $0.01 par value per share	NASDAQ Stock Market
5.45% Non-Cumulative Preferred Shares, Series F, $0.01 par value per share	NASDAQ Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $10.3 billion.

As of February 25, 2019, there were 402,529,670 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before May 1, 2019.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2018;

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

•	the effect of climate change on our business;

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

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
OUR COMPANY

General
Arch Capital, a Bermuda public limited liability company with $11.17 billion in capital at December 31, 2018, provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2018, we wrote $5.35 billion of net premiums and reported net income available to Arch common shareholders of $713.6 million. Book value per share was $21.52 at December 31, 2018, compared to $20.30 per share at December 31, 2017.
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
Prior to the 2001 underwriting initiative, our insurance underwriting platform consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Arch Specialty Insurance Company (“Arch Specialty”) and Arch Indemnity Insurance Company (“Arch Indemnity”). We established Arch Insurance Company (Europe) Limited (“Arch Insurance Company Europe”), our United Kingdom-based subsidiary, in 2004, and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In 2013, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company, commenced operations and replaced the branch office. In 2009, we established a managing agent and syndicate 2012 (“Arch Syndicate 2012”) at Lloyd’s of London (“Lloyd’s”). In December 2018, we completed the acquisition of McNeil & Company, Inc. (“McNeil”), a U.S. nationwide leader in specialized risk management and program administration headquartered in Cortland, New York. In addition, we acquired U.K. commercial lines business from Ardonagh Group in January 2019. See “Operations—Insurance Operations” for further details on our insurance operations.
Prior to the 2001 underwriting initiative, our reinsurance underwriting platform consisted of Arch Re Bermuda and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance treaty activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. In 2008, we formed Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), our Ireland-based reinsurance company, which replaced the Swiss branch. We launched treaty operations in Canada in 2011 and the following year we acquired the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. In 2015, we

ARCH CAPITAL	4	2018 FORM 10-K

obtained complete ownership and effective control of Gulf Reinsurance Limited (“Gulf Re”), previously a joint venture. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in government sponsored enterprise (“GSE”) credit risk sharing transactions. Our mortgage platform was built through the acquisition of CMG Mortgage Insurance Company in 2014 (subsequently renamed Arch Mortgage Insurance Company) and further expanded through the acquisition of United Guaranty Corporation (“UGC”) (including United Guaranty Residential Insurance Company), from American International Group, Inc. (“AIG”), which closed at the end of 2016. In 2017, we completed the acquisition of AIG United Guaranty Insurance (Asia) Limited (renamed “Arch MI Asia Limited”) from AIG.
Our U.S. primary mortgage operations provide mortgage insurance products and services to the U.S. market. These operations include providers that are also approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. Arch Mortgage Insurance Designated Activity Company (“Arch MI Europe”), provides mortgage insurance products and services to the European market. In January 2019, Arch LMI Pty Ltd (“Arch LMI”) was authorized by the Australian Prudential Regulation Authority (“APRA”) to write lenders’ mortgage insurance on a direct basis in Australia.
The mortgage operations also include participation in GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage reinsurance for the U.S. and Australian markets. See “Operations—Mortgage Operations” for further details on our mortgage operations.
In 2014 we acquired approximately 11% of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford Re”). In 2017, we acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia Re”). See “Operations—Other Operations” for further details on Watford Re and Premia Re.
The board of directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. Since the inception of the share repurchase program in February 2007 through December 31, 2018, Arch Capital has repurchased 386.2 million common shares for an aggregate purchase price of $3.97 billion. At December 31, 2018, the total remaining authorization under the share repurchase program was $163.7 million.
OPERATIONS

We classify our businesses into three underwriting segments — insurance, reinsurance and mortgage — and two other operating segments — ‘other’ and corporate (non-underwriting). For an analysis of our underwriting results by segment, see note 4, “Segment Information,” to our consolidated financial statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Insurance Operations
Our insurance operations are conducted in Bermuda, the United States, Europe, Canada, and Australia. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, and Alternative Re Limited.
In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch Indemnity and Arch E&S. Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity is an admitted insurer in 49 states and the District of Columbia. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an authorized insurer in one state. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) is in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including five regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York, San Francisco, California and Dallas, Texas and additional branch offices. In December 2018, the U.S. insurance operations acquired McNeil, based in Cortland, New York, which provides specialized risk management and program administration.
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

ARCH CAPITAL	5	2018 FORM 10-K

operations from London, England. Arch Insurance Company Europe is eligible by virtue of the U.S. Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”) as an excess and surplus lines insurer in 50 states, the District of Columbia, the U.S. Virgin Islands, Guam, the Northern Mariana Islands and American Samoa. Arch Insurance Company Europe also has branches in Germany, Italy, Spain and Denmark. In January 2019, Arch Insurance Europe operations expanded to include the Arch U.K. Regional Division, which underwrites the U.K. commercial lines acquired from the Ardonaugh Group.
Arch Underwriting at Lloyd’s Ltd (“AUAL”) is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate 2012. Arch Syndicate 2012 provides access to Lloyd’s extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, is a Lloyd’s services company which underwrites exclusively for Arch Syndicate 2012. Arch Underwriting Agency (Australia) Pty. Ltd. is an Australian agency which also underwrites for Arch Syndicate 2012 and third parties.
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

•
Promote and utilize an efficient distribution system. Our insurance group believes that promoting and utilizing a multi-channel distribution system, provides efficient access to its broad customer base. Our insurance group works with select international, national and regional retail and wholesale brokers and leading managing general agencies, including McNeil, to distribute our insurance products.

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

•	Lenders products: collateral protection, debt cancellation and service contract reimbursement products to banks,

ARCH CAPITAL	6	2018 FORM 10-K

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

ARCH CAPITAL	7	2018 FORM 10-K

the financial viability of its reinsurers through financial analysis, research and review of rating agencies’ reports and also monitors reinsurance recoverables and collateral with unauthorized reinsurers. The financial analysis includes ongoing qualitative and quantitative assessments of reinsurers, including a review of the financial stability, appropriate licensing, reputation, claims paying ability and underwriting philosophy of each reinsurer. Our insurance group will continue to evaluate its reinsurance requirements. See note 7, “Reinsurance,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	8	2018 FORM 10-K

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

ARCH CAPITAL	9	2018 FORM 10-K

its net appetite for risk. See note 7, “Reinsurance,” to our consolidated financial statements in Item 8.
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
Mortgage Operations
Our mortgage operations provide U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”); mortgage reinsurance primarily through Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe through Arch MI Europe and in Hong Kong through Arch MI Asia Limited (“Arch MI Asia”); and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
In 2014 we completed the acquisition of CMG Mortgage Insurance Company from its owners, PMI Mortgage Insurance Co., (“PMI”) and CMFG Life Insurance Company (“CUNA Mutual”) and acquired PMI’s mortgage insurance platform and related assets. CMG Mortgage Insurance Company was renamed “Arch Mortgage Insurance Company” and entered the U.S. mortgage insurance marketplace. Arch Mortgage Insurance Company is licensed and operates in all 50 states, the District of Columbia and Puerto Rico.
On December 31, 2016, we completed the acquisition of UGC and its primary operating subsidiary, United Guaranty Residential Insurance Company, which is licensed and operates in all 50 states and the District of Columbia.

Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company have each been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac, subject to maintaining certain ongoing requirements (“eligible mortgage insurer”). Arch Mortgage Guaranty Company offers direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations. Arch Mortgage Guaranty Company, which is licensed in all 50 states and the District of Columbia, insures mortgages that are not intended to be sold to the GSEs, and it is therefore not approved by either GSE as an eligible mortgage insurer.
Arch MI Europe was licensed and authorized by the Central Bank of Ireland (“CBOI”) in 2011 to operate on a pan-European basis under the European Freedom of Services Act. Arch MI Europe is headquartered in Dublin, Ireland. Arch Underwriters Europe Limited (“Arch Underwriters Europe”), an Irish company authorized as an insurance and reinsurance intermediary by the CBOI, acts on behalf of Arch MI Europe and Arch Re Europe with branch offices in Italy, Switzerland, the U.K., and Finland. In 2017 we completed the acquisition of Arch MI Asia from AIG. On January 17, 2019, Arch LMI was authorized by APRA to write lenders’ mortgage insurance. Arch LMI is headquartered in Sydney, Australia and will focus on providing direct lenders’ mortgage insurance to the Australian market.
Strategy. The mortgage insurance market operates on a distinct underwriting cycle, with demand driven mainly by the housing market and general economic conditions. As a result, the creation of the mortgage group provides us with a more diverse revenue stream. Our mortgage group’s strategy is to capitalize on its financial capacity, mortgage insurance technology platform, operational flexibility and experienced management to offer mortgage insurance, reinsurance and other risk-sharing products in the U.S. and around the world.
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

•	Provide superior and innovative mortgage products and services. Our mortgage group believes that it can leverage

ARCH CAPITAL	10	2018 FORM 10-K

its financial capacity, experience across insurance product lines, and its analytics and technology to provide innovative products and superior service. The mortgage group believes that its delivery of tailored products that meet the specific, evolving needs of its customers will be a key to the group’s success.

•
Maintain our position as a leading provider of U.S. mortgage insurance business. Prior to our 2014 acquisition, Arch Mortgage Insurance Company was the leading provider of mortgage insurance products and services to credit unions in the U.S. We broadened our customer base into national and regional banks and mortgage originators while maintaining and increasing its share of the mortgage insurance credit union market. With the acquisition of UGC, a leading provider of mortgage insurance products and services to national and regional banks and mortgage originators, we are the leading provider of U.S. mortgage insurance.

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

•
Direct mortgage insurance in Europe and other countries where we identify profitable underwriting opportunities. Since 2011, Arch MI Europe has offered mortgage insurance to European mortgage lenders. Arch MI Europe’s mortgage insurance is primarily purchased by European mortgage lenders in order to reduce lenders’ credit risk and regulatory capital requirements associated with the insured mortgages. In certain European countries, lenders purchase mortgage insurance to facilitate regulatory compliance with respect to high loan-to-value residential lending. Arch MI Europe offers mortgage insurance on both a “flow” basis to cover new originations and through structured transactions to cover one or more portfolios of previously originated residential loans. In addition, with our acquisition of Arch MI Asia in 2017 and regulatory approval of Arch LMI in January 2019, we are focused on expanding origination opportunities for lenders in Hong Kong and throughout Asia and Australia.

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

In 2017, we established Arch Mortgage Risk Transfer PCC Inc. (“Arch MRT”) a District of Columbia based protected cell captive insurer, licensed by District of Columbia Department of Insurance, Securities and Banking as a mortgage insurer. Arch MRT issues direct mortgage insurance to the GSEs

ARCH CAPITAL	11	2018 FORM 10-K

through incorporated protected cells and cedes 100% of the risk to GSE approved reinsurers, including Arch Re U.S. Arch MRT entered into one pilot transaction with each of the GSEs in 2018.
In 2018 we established Arch Credit Risk Services Inc.(“ACRS”) and licensed it as a reinsurance intermediary in several states. ACRS offers mortgage credit assessment and underwriting advisory services with respect to participation in GSE credit risk transfer transactions.

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
Sales and Distribution. We employ a sales force located throughout the U.S. to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer (including branches and affiliates) accounted for 6.9% of our primary new insurance written during 2018 with no other customer accounting for greater than 3.4%. The percentage of our primary new insurance written generated by our top 10 customers was 25.2% in 2018. In Europe, Asia, Bermuda and Australia, our products and services are/or will be distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines,pricing, reinsurance, utilization of proprietary risk models, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Our mortgage group has ceded a portion of its premium on a quota share basis through certain reinsurance agreements and through aggregate excess of loss reinsurance agreements which provide reinsurance coverage for delinquencies on portfolios of in-force policies issued between certain periods. See note 7, “Reinsurance,” to our consolidated financial statements in Item 8 for further details.
Reinsurance arrangements do not relieve our mortgage group from its primary obligations to insured parties. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, our mortgage subsidiaries would be liable for such defaulted amounts. For our U.S. mortgage insurance business, in addition to utilizing reinsurance, we have developed a proprietary risk model that simulates the maximum loss resulting from severe economic events impacting the housing market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events.”
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
In the U.S., our master policies generally provide that within 60 days of the perfection of a primary insurance claim, we have the option of:

•	paying the insurance coverage percentage specified in the certificate of insurance multiplied by the loss amount;

ARCH CAPITAL	12	2018 FORM 10-K

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
Other Operations
In 2014 we and HPS Investment Partners, LLC (formerly Highbridge Principal Strategies, LLC) (“HPS”), sponsored the formation of Watford Re. Arch Re Bermuda invested $100.0 million and acquired 2,500,000 common shares, approximately 11%, of Watford Re and a warrant to purchase up to 975,503 additional common shares. Watford Re’s strategy is to combine a diversified reinsurance and insurance business with a disciplined investment strategy comprised primarily of non-investment grade credit assets. Watford Re has its own management and board of directors and is responsible for the overall profitability of its results. Arch Re Bermuda has appointed two directors to serve on the nine person board of directors of Watford Re. We performed an analysis of Watford Re and concluded that Watford Re is a variable interest entity and that we are the primary beneficiary of Watford Re. As such, 100% of the results of Watford Re are included in our consolidated financial statements.
In 2017 we and Kelso & Company (“Kelso”) sponsored the formation of Premia Re. Premia Re’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100.0 million and acquired approximately 25% of Premia Re as well as warrants to purchase additional common equity. Affiliates of Kelso invested $300.0 million and acquired the balance of Premia Re as well as warrants to purchase additional common equity. Arch Re Bermuda is providing a 25% whole account quota share reinsurance treaty on business written by Premia Re, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia Re, in each case pursuant to separate multi-year agreements.  Arch Re Bermuda has appointed two directors to serve on the seven person board of directors of Premia Re.
Employees
As of February 15, 2019, Arch Capital and its subsidiaries employed approximately 3,642 full-time employees.

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

ARCH CAPITAL	13	2018 FORM 10-K

December 31, 2018. We employ a number of different reserving methods depending on the segment, the line of business, the availability of historical loss experience and the stability of that loss experience. Over time, we have given additional weight to our historical loss experience in our reserving process due to the continuing maturation of our reserves, and the increased availability and credibility of the historical experience.
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
The following table represents an analysis of consolidated losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2018	2017	2016
Loss Reserves at beginning of year	$11,383,792	$10,200,960	$9,125,250
Unpaid losses and LAE recoverable	2,464,910	2,083,575	1,828,837
Net Loss Reserves at beginning of year	8,918,882	8,117,385	7,296,413

Net incurred losses and LAE relating to losses occurring in:
Current year	3,162,818	3,205,428	2,455,563
Prior years	(272,712)	(237,982)	(269,964)
Total net incurred losses and LAE	2,890,106	2,967,446	2,185,599

Net Loss Reserves of acquired business (1)	—	—	551,096

Retroactive reinsurance transaction (2)	(420,404)	—	—

Foreign exchange losses (gains)	(143,414)	186,963	(102,367)

Net paid losses and LAE relating to losses occurring in:
Current year	(524,048)	(505,424)	(445,700)
Prior years	(1,682,116)	(1,847,488)	(1,367,656)
Total net paid losses and LAE	(2,206,164)	(2,352,912)	(1,813,356)

Net Loss Reserves at end of year	9,039,006	8,918,882	8,117,385
Unpaid losses and LAE recoverable	2,814,291	2,464,910	2,083,575
Loss Reserves at end of year	$11,853,297	$11,383,792	$10,200,960

(1)	2016 amount relates to our acquisition of UGC.

(2)
During the 2018 second quarter a subsidiary of the Company entered into a retroactive reinsurance transaction with a third party reinsurer to reinsure runoff liabilities associated with certain discontinued U.S. specialty casualty and program exposures.

Unpaid and paid losses and loss adjustment expenses recoverable were approximately $2.92 billion at December 31, 2018. We are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could materially adversely affect our financial condition and results of operations. Although we monitor the financial condition of our reinsurers and retrocessionaires and attempt to place coverages only with substantial, financially sound carriers, we may not be successful in doing so.

ARCH CAPITAL	14	2018 FORM 10-K

INVESTMENTS

At December 31, 2018, total investable assets held by Arch were $19.57 billion, excluding the $2.76 billion included in the ‘other’ segment (i.e., attributable to Watford Re). Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy.
The following table summarizes the fair value of investable assets held by Arch (i.e., excluding the ‘other’ segment):

Investable assets (1):	Estimated Fair Value	% of Total
December 31, 2018
Fixed maturities (2)	$14,881,902	76.1
Short-term investments (2)	995,926	5.1
Cash	583,027	3.0
Equity securities (2)	368,843	1.9
Other investments (2)	1,261,525	6.4
Investments accounted for using the equity method	1,493,791	7.6
Securities transactions entered into but not settled at the balance sheet date	(18,153)	(0.1)
Total investable assets held by Arch	$19,566,861	100.0

Average effective duration (in years)	3.38
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.89%

December 31, 2017
Fixed maturities (2)	$14,798,213	75.1
Short-term investments (2)	1,509,713	7.7
Cash	551,696	2.8
Equity securities (2)	576,040	2.9
Other investments (2)	1,476,960	7.5
Investments accounted for using the equity method	1,041,322	5.3
Securities transactions entered into but not settled at the balance sheet date	(237,523)	(1.2)
Total investable assets held by Arch	$19,716,421	100.0

Average effective duration (in years)	2.83
Average S&P/Moody’s credit ratings (3)	AA-/Aa2
Embedded book yield (4)	2.32%

(1)
In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value.

(2)	Includes investments carried as available for sale, at fair value and at fair value under the fair value option.

(3)	Average credit ratings on our investment portfolio on securities with ratings by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).

(4)	Before investment expenses.

The credit quality distribution of our fixed maturities and fixed maturities pledged under securities lending agreements are shown below:

	December 31, 2018		December 31, 2017
Rating (1)	Fair Value	%	Fair Value	%
U.S. government and government agencies (2)	$4,194,676	28.2	$3,771,835	25.5
AAA	3,551,039	23.9	4,080,808	27.6
AA	2,129,336	14.3	2,440,864	16.5
A	3,069,656	20.6	2,470,936	16.7
BBB	1,251,205	8.4	1,157,136	7.8
BB	275,201	1.8	313,286	2.1
B	183,614	1.2	254,011	1.7
Lower than B	61,271	0.4	77,543	0.5
Not rated	165,904	1.1	231,794	1.6
Total	$14,881,902	100.0	$14,798,213	100.0

(1)	For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

(2)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets” and note 8, “Investment Information,” to our consolidated financial statements in Item 8.
The following table summarizes the pre-tax total return (before investment expenses) of investment held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch	Benchmark
	Portfolio (1)	Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2018	0.33%	(0.60)%
Year Ended December 31, 2017	5.87%	4.74%
Year Ended December 31, 2016	2.07%	2.13%

(1)	Our investment expenses were approximately 0.36%, 0.30% and 0.34%, respectively, of average invested assets in 2018, 2017 and 2016.
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

ARCH CAPITAL	15	2018 FORM 10-K

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
In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including Alleghany Corporation, American Financial Group, Inc., American International Group, Inc., AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., Fairfax Financial Holdings Limited, The Hartford Financial Services Group, Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., Sompo International, Tokio Marine HCC, The Travelers Companies, W.R. Berkley Corp. and Zurich Insurance Group. In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including

Alleghany Corporation, Argo International Holdings, Ltd., AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, Everest Re Group Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Global Reinsurance, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., SCOR Global P&C, SCOR Global Life, Sompo International, Swiss Reinsurance Company and Validus Re.
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
Arch MI U.S. and other private mortgage insurers increasingly compete with multi-line reinsurers and capital markets alternatives to private mortgage insurance. The GSEs continued their respective mortgage credit risk transfer (“CRT”) programs including the use of front and back-end transactions with multiline reinsurers. These transactions continue to create opportunities for multiline property casualty reinsurance groups and capital markets participants. The ongoing expansion of the GSEs risk transfer programs continue to attract additional reinsurers into the market with approximately 40 reinsurers now competing for business.
For other U.S. risk sharing products and non-U.S. mortgage insurance opportunities, we have also seen increased competition from well capitalized and highly rated multiline reinsurers. It is our expectation that the depth and capacity of competitors from this segment will continue to increase over the next several years as more residential mortgage credit risk is borne by private capital.

ARCH CAPITAL	16	2018 FORM 10-K

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
Risk Management Process and Procedures. The following narrative provides an overview of our risk management framework and our methodology for identifying, measuring, managing and reporting on the key risks affecting us. It outlines our approach to risk identification and assessment and provides an overview of our risk appetite and tolerance for each of the following major risks: underwriting (insurance) risk including pricing, reserving and catastrophe; investment including market and liquidity risks; strategic risk; group risk including governance and capital market risk; credit risk; and operational risk, including regulatory, investor relations (reputational risk), rating agency and outsourcing risks.
The framework includes details of our risk philosophy and policies to address the material risks confronting us; and compliance, approach and procedures to control and or mitigate these risks. The actions and policies implemented to meet our business management and regulatory obligations form the core of this framework. We have adopted a holistic approach to risk management by analyzing risk from both a top-down and bottom-up perspective.
Risk Identification and Assessment. The Finance, Investment and Risk Committee (“FIR Committee”), Audit Committee and Underwriting Oversight Committee of the Board oversee the top-down and bottom-up review of our risks. Given the nature and scale of our operations, these committees consider all aforementioned risks within the scope of the assessment. Arch Capital’s Chief Risk Officer (“CRO”) assists these committees in the identification and assessment of all key risks. The CRO is responsible for maintaining Arch Capital’s risk register and continually reviewing and challenging risk assessments, including the impact of emerging risks and significant business developments. Board approval is required for any new high level risks or change in inherent or residual designations.

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

ARCH CAPITAL	17	2018 FORM 10-K

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

ARCH CAPITAL	18	2018 FORM 10-K

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
On July 30, 2018 the Insurance Amendment (No. 2) Act 2018 amended the Insurance Act to provide for the prior payment of policyholders’ liabilities ahead of general unsecured creditors in the event of the liquidation or winding up of an insurer. The amendments provide inter alia that,subject to certain statutorily preferred debts, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract excluding debts owed to an insurer under an insurance contract where the insurer is the person insured.

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
General. Our U.S. based insurance operating subsidiaries are subject to extensive governmental regulation and supervision by the states and jurisdictions in which they are domiciled, licensed and/or approved to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurance and/or reinsurance subsidiaries domiciled in Delaware, North Carolina, Missouri,Wisconsin and the District of Columbia. State insurance regulation and supervision is designed to protect policyholders rather than investors. Generally, state regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, methods of accounting, form and content of financial statements, certain aspects of governance, enterprise risk management, amounts we are required to hold as reserves for future payments, minimum capital and surplus requirements, annual and other report filings and transactions among affiliates. Our U.S. based subsidiaries are required to file detailed quarterly statutory financial statements with state insurance regulators. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations. Certain insurance regulatory requirements are highlighted below. In addition to regulation applicable generally to U.S. insurance and reinsurance companies, our U.S. mortgage insurance operations are affected by federal and state regulation relating to mortgage insurers, mortgage lenders, and the origination, purchase and sale of residential mortgages. Arch Insurance Company Europe is also subject to certain governmental regulation and supervision in the states where it writes excess and surplus lines insurance.
Holding Company Regulation. All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the

ARCH CAPITAL	19	2018 FORM 10-K

system. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system and certain transactions may not be consummated without the applicable insurance department’s prior approval or non-disapproval after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance or reinsurance company unless that person has filed an application with specified information with such company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.
The National Association of Insurance Commissioners (“NAIC”) has adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. When the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies and requiring a person divesting its controlling interest to make a confidential advance notice filing.
Regulation of Dividends and Other Payments from Insurance Subsidiaries. The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurer’s state of domicile. Such laws generally limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior notice and approval, or non-disapproval after receiving notice.
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
A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. As a result of the requirements relating to the provision of credit for reinsurance, and Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are domiciled.
In general, credit for reinsurance is allowed if the reinsurer is licensed or “accredited” in the state in which the primary insurer is domiciled; or if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Most states have adopted provisions of the NAIC Credit for Reinsurance Model Law and Regulation that allow full credit to U.S. ceding insurers for reinsurance ceded to reinsurers that have been approved as “certified reinsurers” based upon less than 100% collateralization. Arch Re Bermuda is approved as a “certified reinsurer” in 33 states.
On April 4, 2018 the U.S. and the European Union (“EU”) entered into the Bilateral Agreement between the United States of America and the European Union on Prudential Matters Regarding Insurance and Reinsurance (the “EU-US Covered Agreement”) that, among other things, would eliminate reinsurance collateral requirements for qualified U.S. reinsurers operating in the EU insurance market, and eliminate reinsurance collateral requirements for qualified EU reinsurers operating in the U.S. insurance market. In December 2018, the U.S. Secretary of the Treasury and the U.S. Trade Representative announced that they had reached agreement with the U.K. on a covered agreement (“UK Covered Agreement”) that would extend terms nearly identical to the EU Covered Agreement to insurers and reinsurers operating in the U.K. should the United Kingdom ultimately leave the EU. The NAIC is finalizing amendments to the Credit for Reinsurance Model Law and Regulation that would implement the EU-US Covered Agreement and the UK Covered Agreement and eliminate reinsurance collateral requirements for qualified reinsurers domiciled in other jurisdictions deemed “Reciprocal Jurisdictions”.
Risk Management and ORSA. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by an individual state, the state may

ARCH CAPITAL	20	2018 FORM 10-K

impose additional internal review and regulatory filing requirements on licensed insurers and their parent companies.
Cybersecurity. The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, and the California legislature passed the California Consumer Privacy Act of 2018, which takes effect January 1, 2020, both of which apply to us.We cannot predict the impact these evolving laws and regulations may have on our business, financial condition or results of operations, but we could incur additional costs resulting from compliance with such laws and regulations.
Risk-Based Capital Requirements. Licensed U.S. property and casualty insurance and reinsurance companies are subject to risk-based capital requirements that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from credit risk; and declines in asset values arising from investment risks. An insurer will be subject to varying degrees of regulatory action depending on how its statutory surplus compares to its risk-based capital calculation. Under the approved formula, an insurer’s total adjusted capital is compared to its authorized control level risk-based capital. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which an insurer’s domiciliary state regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The mildest regulatory action requires an insurer to submit a plan for corrective action; the most severe requires an insurer to be rehabilitated or liquidated.
Our mortgage insurance operations are not currently subject to state risk-based capital requirements, but rather are subject to state risk to capital or minimum policyholder position requirements. The NAIC has established a Mortgage Guaranty Insurance Working Group which is engaged in developing changes to the Mortgage Guaranty Insurers Model Act, including the development of a risk based capital model unique to mortgage guaranty insurers.
Guaranty Funds. Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses. Mortgage guaranty insurance, among other lines of business, is typically exempt from participation in guaranty funds.
Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, a number of federal laws affect and apply to the insurance industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. See “Risk Factors-Risks Related to Our Industry-We could face unanticipated losses from war, terrorism and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations” for more information on TRIPRA. In addition, FIO is authorized to assist the U.S. Secretary of the Treasury in negotiating “covered agreements” between the U.S. and one or more foreign governments or regulatory authorities that address insurance prudential measures.
Certain other federal laws also directly or indirectly impact mortgage insurers, including the Real Estate Settlement Procedures Act of 1974 (“RESPA”), the Homeowners Protection Act of 1998 (“HOPA”), the Equal Credit Opportunity Act, the Fair Housing Act, the Truth In Lending Act (“TILA”), the Fair Credit Reporting Act of 1970 (“FCRA”), and the Fair Debt Collection Practices Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, define the manner in which companies may pursue collection activities, and require disclosures of the cost of credit and provide for other consumer protections.
GSE Eligible Mortgage Insurer Requirements. GSEs impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to the GSEs, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The

ARCH CAPITAL	21	2018 FORM 10-K

PMIERs apply to our eligible mortgage insurers, but do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans). Our eligible mortgage insurers satisfied the PMIERs’ financial requirements as of December 31, 2018.
On September 27, 2018, the GSEs released revised Private Mortgage Insurer Eligibility Requirements or “revised PMIERs”. The revised PMIERs become effective on March 31, 2019 and are not expected to have a significant impact on our eligible mortgage insurers operations or have a material impact on their capital position. While not yet effective, our eligible mortgage insurers satisfied the revised PMIERs’ financial requirements as of December 31, 2018.
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
Financial Resources. The European solvency framework and prudential regime for insurers and reinsurers, the Solvency II Directive 2009/138/EC “Solvency II”), took effect in full on January 1, 2016. See “European Union Insurance and Reinsurance Regulation—Insurance and Reinsurance Regulatory Regime” below for additional details.
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

ARCH CAPITAL	22	2018 FORM 10-K

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
European Union Considerations. Through their respective authorizations in the U.K., a Member State of the EU, Arch Insurance Company Europe’s and AUAL’s authorizations are recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. This authorization enables Arch Insurance Company Europe and AUAL to exercise “passporting” rights which allows Arch Insurance Company Europe and AUAL to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the PRA or FCA (as applicable). The conditions for the establishment of branches in Member States of the EU are set out in Solvency II. Arch Insurance Company Europe currently has branches in Germany, Italy, Spain and Denmark and may establish branches in other Member States of the EU in the future. Further, through its passporting rights, Arch Insurance Company Europe and AUAL have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the PRA or FCA, as applicable.
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
Ireland
General. The CBOI regulates insurance and reinsurance companies and intermediaries authorized in Ireland. Our three Irish operating subsidiaries are Arch Re Europe, Arch MI Europe and Arch Underwriters Europe. Arch Re Europe was

ARCH CAPITAL	23	2018 FORM 10-K

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
As part of its application for registration, Arch Underwriters Europe requested the CBOI to make the necessary notifications to permit it to provide insurance and reinsurance intermediary services in all EEA Member States. Arch Underwriters Europe currently has branches in the following EU countries: the U.K., Italy and Finland.
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

ARCH CAPITAL	24	2018 FORM 10-K

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
Insurers and reinsurers established in a Member State of the EU have the freedom to establish branches in and provide services to all EEA states. Arch Insurance Company Europe and AUAL, being established in the U.K. and regulated by the PRA and FCA, are able, subject to regulatory notifications and there being no objection from the relevant U.K. regulator and the Member States concerned, to establish branches and provide insurance and reinsurance services in all EEA Member States.
Following Brexit, the U.K.’s withdrawal from the EU will lead to a loss of passporting rights from U.K. financial institutions into the EU, except to the extent that any aspect of the regime is preserved in a separate agreement between the U.K. and the U.K. See “Risks Relating to Our Industry –The United Kingdom’s referendum vote in favor of leaving the EU could adversely affect us.”
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
The Insurance Distribution Directive ("IDD") was published in February 2016. EEA Member States were required to transpose the IDD by October 1, 2018. It replaces the existing Insurance Mediation Directive. The IDD applies to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and strengthens the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements. The principal impact of the IDD is on the insurance market, however, requirements that apply across insurance and reinsurance include more specific conditions regarding knowledge and continuing professional development requirements for those involved in distribution of (re)insurance products. The IDD continues the existing ability for intermediaries established in a Member State of the EU to establish branches and provide services to all EEA states. Arch Underwriters Europe, being established in Ireland and authorized by the CBOI, is able, subject to regulatory notifications and there being no objection from the CBOI, to establish branches and provide services in all EEA states.
Privacy. The European General Data Protection Regulation (the “GDPR”) came into effect on May 25, 2018. The GDPR aims to introduce consistent data protection rules across the EU and EEA, and its scope extends to certain entities not established in the EEA if they process personal data or offer goods or services to, or monitor the behavior of, EEA data subjects. The GDPR contains a number of new requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design,” including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.

ARCH CAPITAL	25	2018 FORM 10-K

Australia
APRA is an independent statutory authority that supervises institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch LMI was authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia. Major regulatory requirements that are applicable to Arch LMI as an insurance provider in Australia include requirements on minimum capital levels and compliance with corporate governance standards, including the risk management strategy for our Australian mortgage insurance business.
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
The following legal discussion (including and subject to the matters and qualifications set forth in such summary) of certain tax considerations (a) under “—Taxation of Arch Capital—Bermuda” and “—Taxation of Shareholders—Bermuda” is based upon the advice of Conyers Dill & Pearman Limited, Hamilton, Bermuda and (b) under “—Taxation of Arch Capital-United States,” “—Taxation of Shareholders-United States Taxation,” “—Taxation of Our U.S. Shareholders” and “—United States Taxation of Non-U.S. Shareholders” is based upon the advice of Cahill Gordon & Reindel LLP, New York, New York (the advice of such firms does not include accounting matters, determinations or conclusions relating to the business or activities of Arch Capital). The summary is based upon current law and is for general information only. The tax treatment of a holder of our common or preferred shares, or of a person treated as a holder of our shares for U.S. federal income, state, local or non-U.S. tax purposes, may vary depending on the holder’s particular tax situation. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences to us or to holders of our shares.
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

ARCH CAPITAL	26	2018 FORM 10-K

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”) was signed into law by the President of the United States in 2017. For taxable years beginning after 2017, the Tax Cuts Act imposes a 10% minimum tax (reduced to 5% for the 2018 taxable year and increased to 12.5% for the 2026 taxable year and the subsequent taxable years) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums).
United Kingdom. Our U.K. subsidiaries are companies incorporated and have their central management and control in the U.K., and are therefore resident in the U.K. for corporation tax purposes. As a result, they will be subject to U.K. corporation tax on their respective profits. The U.K. branches of Arch Re Europe and Arch Underwriters Europe will be subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to each branch. The main rate of U.K. corporation tax for the financial year starting April 1, 2018 is 19% on profits. It has been announced that the U.K. corporation tax rate will remain at 19% on profits for the financial year starting April 1, 2019, and will reduce to 17% on profits for the financial year starting April 1, 2020.
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
Ireland. Each of Arch Re Europe, Arch MI Europe and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of the branches of Arch Re Europe and Arch Underwriters Europe. Any creditable foreign tax payable will be creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s branches with the same principle applied to Arch Underwriters Europe’s branches. The current rate of Irish corporation tax applicable to such trading profits is 12.5%.
Switzerland. Arch Re Europe Swiss Branch and Arch Underwriters Europe Swiss Branch are subject to Swiss corporation tax on the profit which is allocated to the branch. The effective tax rate is approximately 21.15% for Swiss federal, cantonal and communal corporation taxes on the profit. The effective tax rate of the annual cantonal and communal capital taxes on the equity which is allocated to Arch Re Europe

ARCH CAPITAL	27	2018 FORM 10-K

Swiss Branch and Arch Underwriters Europe Swiss Branch is approximately 0.17%.
Denmark. Arch Re Denmark, established as a subsidiary of Arch Re Bermuda, is subject to Danish corporation taxes on its profits at a rate of 22% for 2016 and onwards.
Hong Kong. Arch MI Asia is subject to Hong Kong corporate tax on its assessable profits at a rate of 16.5%. Assessable profits are the net profits for the basis period, arising in or derived from Hong Kong.
Australia. Arch LMI, an Australian incorporated and tax resident company, is subject to Australian corporate tax on its worldwide profits. The current rate of Australian corporation tax applicable to such profits is 30%.

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

ARCH CAPITAL	28	2018 FORM 10-K

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

ARCH CAPITAL	29	2018 FORM 10-K

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

For taxable years beginning on or before December 31, 2017, the determination of whether the active insurance company exception applies to an insurance company was made on a case-by-case basis and the analysis was inherently subjective. Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, the active insurance company exception applies only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expense and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustment expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an

ARCH CAPITAL	30	2018 FORM 10-K

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

FATCA Withholding. Sections 1471 through 1474 to the Code, known as the Foreign Account Tax Compliance Act (“FATCA”), impose a withholding tax of 30% on U.S.-source interest, dividends and certain other types of income, which is received by a foreign financial institution (“FFI”), unless such FFI enters into an agreement with the IRS to obtain certain information as to the identity of the direct and indirect owners of accounts in such institution. In addition, a 30% withholding tax may be imposed on the above payments to certain non-financial foreign entities which do not (i) certify to each respective withholding agent that they have no “substantial U.S. owners” (i.e., a U.S. 10% direct or indirect shareholder), or (ii) provide such withholding agent with the certain information as to the identity of such substantial U.S. owners. The U.S. has entered into intergovernmental agreements to implement FATCA (“IGAs”) with a number of jurisdictions. Bermuda has signed an IGA with the U.S. Different rules than those described above may apply under such an IGA.
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
Other Tax Laws. Shareholders should consult their own tax advisors with respect to the applicability to them of the tax laws of other jurisdictions.

ARCH CAPITAL	31	2018 FORM 10-K

ITEM 1A.	RISK FACTORS
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

ARCH CAPITAL	32	2018 FORM 10-K

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
Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. Although we attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations and financial condition.

We could face unanticipated losses from war, terrorism, cyber-attacks and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. We may also insure against risk related to cybersecurity and cyber-attacks. In addition, our exposure to cyber-attacks includes exposure to ‘silent cyber’ risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies. Even in cases where we attempt to exclude losses from terrorism, cybersecurity and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, as amended under the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, and amended and extended again by TRIPRA, are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIPRA for up to 81% for 2019 and 80% for 2020, in each case subject to a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages. The program trigger for calendar year 2019 is $180 million and $200 million in 2020. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

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
In the EU, Solvency II imposed economic risk-based solvency requirements across all EU Member States covering quantitative capital requirements, qualitative regulatory reviews and market discipline. In addition, Solvency II imposes significant requirements for our EU-based regulated companies

ARCH CAPITAL	33	2018 FORM 10-K

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
As of December 31, 2018, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $9.04 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions.

ARCH CAPITAL	34	2018 FORM 10-K

Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2018.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.
We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudent underwriting of each program written. In the case of proportional treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one or series of events. In our insurance operations, we seek to limit our exposure through the purchase of reinsurance. For our U.S. mortgage insurance business, in addition to utilizing reinsurance, we have developed a proprietary risk model that simulates the maximum loss resulting from a severe economic event impacting the housing market. We cannot be certain that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, negotiated to limit our risk, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend, as it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. No assurances can be made that these loss limitation methods will be effective and mitigate our loss exposure. One or more catastrophic events or severe economic events could result in claims that substantially exceed our expectations, or the protections set forth in our policies could be voided, which, in either case, could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events.” Depending on business opportunities and the mix of business that may comprise our insurance, reinsurance and mortgage insurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business and mortgage default exposed business.

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
In a referendum in June 2016, a majority of voting U.K. citizens voted in favor of Brexit, whereby the U.K. will leave the EU. The U.K. government invoked Article 50 of the Treaty on European Union (“Article 50”) in 2017 and will have to withdraw from the EU on March 29, 2019, unless an extension to this deadline is agreed between the U.K government and the EU. There remains considerable uncertainty as to exactly when Brexit will take effect; the extent of any transitional period allowing a continuation of passporting; and the ultimate structure of the U.K’s future relationship with the EU. During this period and beyond, the impact of the U.K.’s withdrawal on the U.K. and European economies and the broader global economy could be significant, resulting in negative consequences, such as increased volatility and illiquidity, and potentially lower economic growth in various markets in the U.K., Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU. We anticipate that Brexit may disrupt our U.K. domiciled entities, including our Lloyd’s syndicate, and their ability to “passport” within the EU. Similarly, Brexit may disrupt the ability of our EU domiciled entities to access the U.K. markets although the U.K is attempting to mitigate this by introducing a temporary permissions regime which, in the event of there being no transitional period, will allow firms that

ARCH CAPITAL	35	2018 FORM 10-K

wish to continue carrying out regulated activities in the U.K. in the longer term to operate in the U.K for a limited period after withdrawal, while they seek authorization from the U.K. regulators. The full effects of Brexit are uncertain and will depend on any agreements the U.K. may make to retain access to EU markets.
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

ARCH CAPITAL	36	2018 FORM 10-K

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

Risks Relating to Our Company
Acquisitions, the addition of new lines of insurance or reinsurance business, expansion into new geographic regions and/or entering into joint ventures or partnerships expose us to risks.
We may seek, from time to time, to acquire other companies, acquire selected blocks of business, expand our business lines, expand into new geographic regions and/or enter into joint ventures or partnerships. Such activities expose us to challenges and risks, including: integrating financial and operational reporting systems; establishing satisfactory budgetary and other financial controls; funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; obtaining management personnel required for expanded operations; obtaining necessary regulatory permissions; and establishing adequate reserves for any acquired book of business. In addition, the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates; the liabilities assumed may be greater than expected; and assets and liabilities acquired may be subject to foreign currency exchange rate fluctuation. We may also be subject to financial exposures in the event that the sellers of the entities or business we acquire are unable or unwilling to meet their indemnification, reinsurance and other contractual obligations to us.
Our failure to manage successfully any of the foregoing challenges and risks may adversely impact our results of operations.
The ultimate performance of the Arch MI U.S. mortgage insurance portfolio remains uncertain.
Arch MI U.S. had risk in force of approximately $71.0 billion, before external reinsurance, as of December 31, 2018, including $4.7 billion of risk in force originated in 2008 and prior. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk. The mix of business in our insured loan portfolio may affect losses and remain uncertain.
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
Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance

ARCH CAPITAL	37	2018 FORM 10-K

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
A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect our relationships with agents, brokers, wholesalers, intermediaries, clients and other distributors of our existing products and services, as well as new sales of our products and services. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and could have a material adverse impact on our financial condition and results of operations. In addition, a downgrade in ratings of certain of our operating subsidiaries would in certain cases constitute an event of default under our credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments—Letter of Credit and Revolving Credit Facilities” for a discussion of our credit facilities.
We can offer no assurances that our ratings will remain at their current levels or that any of our ratings under review or watch by rating agencies will remain unchanged.
Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls and our enterprise risk management (“ERM”) program.
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

ARCH CAPITAL	38	2018 FORM 10-K

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
We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2018, approximately 11.4% and 9.3% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2018. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or loss of all or a substantial portion of the business provided by these brokers could have a material adverse impact on our business, financial condition and results of operations.
We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.
For certain business conducted by our insurance group, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. In addition, our mortgage group delegates the underwriting of a significant percentage of its primary new insurance written to certain mortgage lenders. Under this delegated underwriting program, the approved customer may determine whether mortgage loans meet our mortgage insurance program guidelines and commit us to issue mortgage insurance. We rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we have contractual protections in some instances and we monitor such business on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, our insureds or other third parties may commit fraud or otherwise breach their obligations to us. To the extent that our agents, our insureds or other third parties exceed their underwriting authorities, commit fraud or otherwise breach obligations owed to us in the future, our financial condition and results of operations could be materially adversely affected.
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

ARCH CAPITAL	39	2018 FORM 10-K

material adverse effect on our financial condition and results of operations.
Our investment performance may affect our financial results and ability to conduct business.
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (76.1% as of December 31, 2018). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. Changing market conditions could materially affect the future valuation of securities in our investment portfolio, which could cause us to impair some portion of those securities. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
Foreign currency exchange rate fluctuation may adversely affect our financial results.
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling, the Australian Dollar and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Net foreign exchange gains, excluding amounts reflected in the ‘other’ segment, were $58.7 million for 2018, compared to losses of $113.3 million for 2017 and gains of $31.4 million for 2016. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to certain subsidiaries, including to Arch Insurance Europe held in British Pound Sterling, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.
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
Our investment portfolio includes residential mortgage backed securities (“RMBS”). As of December 31, 2018, RMBS constituted approximately 2.7% of cash and invested assets held by Arch. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and interest rate trends. In periods of declining interest rates, mortgage prepayments generally increase and RMBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. The residential mortgage market in the U.S has experienced a variety of difficulties in certain underwriting periods. A decline or an extended flattening in residential property values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio and may have other wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.
Mortgage insurance losses result when a borrower becomes unable to continue to make mortgage payments and the home of such borrower cannot be sold for an amount that covers unpaid principal and interest and the expenses of the sale. Deteriorating economic conditions increase the likelihood that borrowers will have insufficient income to pay their mortgages

ARCH CAPITAL	40	2018 FORM 10-K

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
Our portfolio includes commercial mortgage backed securities (“CMBS”). At December 31, 2018, CMBS constituted approximately 3.7% of cash and invested assets held by Arch. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.
In addition, in each year, a significant portion of our mortgage insurance premiums will be from mortgage insurance written in prior years. The length of time insurance remains in force, referred to as persistency, is a significant driver of mortgage insurance revenues. Factors affecting persistency include: current mortgage interest rates compared to those rates on mortgages in our insurance in force, which affects the likelihood of the insurance in force to be subject to cancellation due to borrower refinancing; the amount of home equity, as homeowners with more equity in their homes can generally more readily move to a new residence or refinance their existing mortgage; and mortgage insurance cancellation policies and practices of mortgage investors and mortgage services and the cancellation of borrower-paid mortgage insurance, either upon request of the borrower or as required by law based upon the amortization of the loan. In 2018, the GSEs announced changes to various mortgage insurance termination requirements that are intended to further simplify the process of evaluating borrower-initiated requests for mortgage insurance termination. Among other things, these changes update evidence of value requirements for borrower requested cancellation based on the original value of the property and the current value of the property, raise Fannie Mae’s loan-to-value ratio for cancellation based on substantial improvements from 75% or less to 80% or less, provide clarification regarding what constitutes substantial improvements to the property, allow servicers to respond to either verbal or written requests for mortgage insurance cancellation by a borrower, and provide servicers flexibility in evaluating the payment history of borrowers that have been impacted by certain disaster events. Fannie Mae’s changes in this area must be implemented by March 1, 2019, although certain requirements have been implemented as early as January 1, 2019. Freddie Mac’s new requirements became effective October 1, 2018. If these or other factors cause the length of time our mortgage insurance policies remain in force to decline, our mortgage insurance revenues could be adversely affected.

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
Uncertainty Relating to the Determination of LIBOR and the Potential Phasing out of LIBOR after 2021 may Adversely Affect our Cost of Capital, Net Investment Income and Mortgage Reinsurance Costs.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Accordingly, it is uncertain whether ICE, the entity responsible for administering LIBOR, will continue to quote LIBOR after 2021. In addition, in early 2018, the ICE stated its intention to continue to administer and quote LIBOR after 2021, possibly employing an alternative methodology. Therefore, no assurance can be given that LIBOR on any date accurately represents the London interbank rate or the rate applicable to actual loans in U.S. dollars for the relevant period between leading European banks, or that the underlying methodology for LIBOR will not change. Efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. There is currently no definitive information regarding the future of LIBOR or of any particular replacement rate that may be established or any other reforms to LIBOR that may be adopted in the United Kingdom, in the U.S. or elsewhere.
Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the value of and trading market for LIBOR-based securities. Moreover, any future reform, replacement or disappearance of LIBOR may adversely affect the value of and return of our investment portfolio, our cost of capital and our cost of issuing Bellemeade mortgage risk transfer securities.
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

ARCH CAPITAL	41	2018 FORM 10-K

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
Our customers, especially our mortgage insurance customers, require that we conduct our business in a secure manner, electronically via the Internet or via electronic data transmission. We must continually invest significant resources in establishing and maintaining electronic connectivity with customers. In order to integrate electronically with customers in the mortgage insurance industry, we require electronic connections between our systems and those of the industry's largest mortgage servicing systems and leading loan origination systems. Our mortgage group currently possesses connectivity with certain of these external systems, but there is no assurance that such connectivity is sufficient and we are continually undertaking new electronic integration efforts with third-party loan servicing and origination systems. Our business, financial condition and operating results may be adversely affected if we do not possess or timely acquire the requisite set of electronic integrations necessary to keep pace with the technological demands of customers.

ARCH CAPITAL	42	2018 FORM 10-K

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
We have outsourced certain technology and business process functions to third parties and may continue do so in the future. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system, which could result in monetary and reputational damage or harm to competitive position. These risks could increase as vendors increasingly offer cloud-based software services rather than software services which can be run within our data centers.

We believe that we have established and implemented appropriate security measures to provide reasonable assurance that our information technology systems are secure and appropriate controls and procedures to enable us to identify and respond to unauthorized access to such systems. We regularly engage third parties to evaluate and test the adequacy of our most critical security measures, controls and procedures. Despite these security measures, controls and procedures, disruptions to and breaches of our information technology systems are possible. Because we rely on our technology systems for many critical functions, including connecting with our customers, if such systems were to fail or be attacked or breached, we may experience a significant disruption in our operations and in the business we receive and process, which could adversely affect our results of operations and financial condition.

In addition, the regulatory environment surrounding information security and privacy is increasingly changing. We are subject to EU, U.S. federal, state and other foreign laws and regulations regarding the protection of personal data and information. These laws and regulations are complex and sometimes conflict. We could be subject to fines, penalties and/or regulatory enforcement actions in one or more jurisdictions if any person, including any employee, disregards or breaches, whether intentionally or negligently, controls intended to protect the confidential information of our employees or clients. As an example, the New York State Department of Financial Services adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction that came into effect March 1, 2017. Additionally, GDPR came into effect on May 25, 2018, and requires businesses offering goods and services to, or monitoring the behavior of, customers in the EU to comply with onerous accountability obligations and significantly enhanced conditions to processing personal data. Non-compliance with the GDPR could result in a fine of up to 4% of a firm’s global annual revenue per violation. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
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

ARCH CAPITAL	43	2018 FORM 10-K

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
Substantially all of Arch MI U.S.’s insurance written has been for loans sold to the GSEs. The PMIERs apply to Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company, which are GSE-approved mortgage insurers (“eligible mortgage insurers”). The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2018.

The revised PMIERs also impose additional operational requirements in areas such as claim processing, loss mitigation, underwriting, quality control, and reporting. The revised requirements have caused us to make changes to our business practices and incur additional costs in order to achieve and maintain compliance with the PMIERs. While we do not expect the revised PMIERs to have a significant impact on our operations or a material impact on our capital position the increase in capital required to satisfy the revised PMIERs may decrease our return on capital.
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
Our mortgage insurance portfolio includes loans with loan-to-value ratios exceeding 95%, loans with FICO scores below 620, adjustable rate mortgages, (“ARMs”), and less-than A quality loans. Even when housing values are stable or rising, we expect higher default and claim rates for high loan-to-value loans, loans with lower FICO scores, ARMs and less-than A quality loans. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will adequately compensate us for future losses from these loans. From time to time, we change the types of loans that we insure and the requirements under which we insure them. In 2017 and 2018, we modestly expanded our underwriting guidelines and we may further expand such guidelines in the future.
The geographic mix of Arch MI U.S.’s business could increase losses and harm our financial performance. We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. mortgage insurance business is concentrated. As of December 31, 2018, 7.7% of Arch MI U.S.’s primary risk-in-force was located in Texas, 6.3% was located in California and 5.0% was located in Florida. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Mortgage Operations Supplemental Information.”

ARCH CAPITAL	44	2018 FORM 10-K

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
The NAIC, which reviews state insurance laws and regulations, has established a Mortgage Guaranty Insurance Working Group (“Working Group”) to make recommendations to the NAIC's Financial Condition Committee regarding changes to the NAIC’s Mortgage Guaranty Insurance Model Act. The Working Group has released a drafts of the Model Act which includes proposed changes to minimum statutory capital requirements.
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
With certain exceptions, the Basel III Rules became effective on January 1, 2014. If further implementation of the Basel III

Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure or does not provide sufficiently favorable treatment for the use of mortgage insurance, it could adversely affect the demand for mortgage insurance. In December 2017, the Basel Committee published final revisions to the Basel Capital Accord that will be implemented by each participating country by January 1, 2022. Under these revised rules, banks using the standardized approach for credit risk management will determine the risk-weight for residential mortgages based on the loan-to-value ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the latest Basel Capital Accord, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. If the Basel Capital Accord is implemented in the United States in this form, mortgage insurance would not lower the loan-to-value ratio of residential loans for capital purposes, and therefore may decrease the demand for this product. It is possible that the U.S. regulatory agencies could determine that their current capital rules are at least as stringent as the Basel Committee’s 2017 revisions, in which case no change would be mandated. However, if the U.S. agencies decide to implement the new standards as specifically drafted by the Basel Committee, mortgage insurance would not lower the loan-to-value ratio of residential loans for capital purposes, and therefore may decrease the demand for this product.
Further, it is possible (but not mandated by the Basel Capital Accord) that the banking agencies and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s loan-to-value ratio for prudential (non-capital) purposes. Additionally, a new riskbased capital proposal for the GSEs was published for comment by the FHFA in 2018. Under this proposal the capital requirements of these GSEs would take into account the existence of credit mitigants, such as mortgage insurance. However, as proposed, mortgage insurance issued by monoline companies would result in less capital relief than the capital relief afforded by other forms of credit mitigation, such as the issuance of credit-linked notes. The final form ofthe rule is likely to change based on comments received from industry participants and the views of the new director of the FHFA. However, if adopted as proposed, these capital regulations might incent the GSEs to favor these forms of credit risk mitigation when they have the option to use these instruments.If these developments should occur, they would adversely affect the demand for mortgage insurance in the U.S. which would adversely affect our U.S. mortgage insurance operations.

ARCH CAPITAL	45	2018 FORM 10-K

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
Our insurance and reinsurance subsidiaries are subject to the laws and regulations of a number of jurisdictions worldwide, including Bermuda, the states in the U.S. in which such subsidiaries conduct business, the U.K., certain EU Member States, Canada, Switzerland, Australia and Hong Kong. Existing laws and regulations, among other things, limit the

ARCH CAPITAL	46	2018 FORM 10-K

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
Our reinsurance subsidiaries may be required to provide collateral to ceding companies, by applicable regulators, their contracts or other commercial considerations. Their ability to conduct business could be significantly and negatively affected if they are unable to do so.
Arch Re Bermuda is a registered Bermuda insurance company and is not licensed or admitted as an insurer in any jurisdiction in the U.S., although Arch Re Bermuda has been approved as a “certified reinsurer” in certain U.S. states that allow reduced collateral for reinsurance ceded to such reinsurers. Arch Re

Bermuda's contracts generally require it to post a letter of credit or provide other security, even in U.S. states where it has been approved for reduced collateral. State credit for reinsurance rules also generally provide that certified reinsurers such as Arch Re Bermuda must provide 100% collateral in the event their certified status is “terminated” or upon the entry of an order of rehabilitation, liquidation or conservation against a ceding insurer.
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

ARCH CAPITAL	47	2018 FORM 10-K

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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which can immediately impact our business activities. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.
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
There can be no assurance about the market prices for our series of preferred shares that are traded publicly. Several factors, many of which are beyond our control, will influence the fair value of our preferred shares, including, but not limited to:

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

ARCH CAPITAL	48	2018 FORM 10-K

free to pay dividends on any other series of preferred shares and/or our common shares. In the past, we have not paid dividends on our common shares.
Our preferred shares are equity and are subordinate to our existing and future indebtedness.
Our preferred shares are equity interests and do not constitute indebtedness. As such, these preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2018, our total long-term debt was $1.73 billion, excluding the ‘other’ segment. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares, (1) dividends are payable only if declared by the board of directors of Arch Capital (or a duly authorized committee of the board) and (2) as described under “Risks Relating to Our Company—Arch Capital is a holding company and is dependent on dividends and other distributions from its operating subsidiaries,” we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.
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
We may issue additional securities that rank equally with or senior to our series E and series F preferred shares without limitation. The issuance of securities ranking equally with or senior to our preferred shares may reduce the amount available for dividends and the amount recoverable by holders of such series in the event of a liquidation, dissolution or winding-up of Arch Capital.

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
Certain provisions in the Tax Cuts Act could have a material and adverse impact on our financial condition and business operation. One such provision imposes a 10% minimum tax (reduced to 5% for the 2018 taxable year and increased to 12.5% for the 2026 taxable year and the subsequent taxable years) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums). The reinsurance agreements between our U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Re Bermuda were canceled on a cutoff basis as of January 1, 2018. As such, the level of

ARCH CAPITAL	49	2018 FORM 10-K

subject business ceded to Arch Re Bermuda was substantially lower in 2018 than in prior periods. Other provisions of the Tax Cuts Act that could have a material and adverse impact on us include a provision that defers or disallows a U.S. corporation’s deduction of interest expense to the extent such interest expense exceeds a specified percentage of such U.S. corporation’s “adjusted taxable income” and a provision that adjusts the manner in which a U.S. property and casualty insurance company computes its loss reserve. There is no assurance that subsequent change in tax laws will materially and adversely affect our operations and financial condition.
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
The impact of commitments made by the government of Bermuda in order to avoid being named on the EU’s list of non-cooperative tax jurisdictions is uncertain and could have an adverse effect on our results of operations.
Following a year-long screening process, on December 5, 2017 the Council of the European Union published its list of non-cooperative jurisdictions for tax purposes (the “EU Blacklist”). Bermuda was not named on the EU Blacklist due to commitments made by its government to improve certain “substance requirement” deficiencies that were identified by the EU during the screening process. This commitment led to the passing of the Economic Substance Act 2018 (the “Substance Act”) in December 2018. The Substance Act requires certain entities resident in Bermuda to demonstrate that they have adequate economic substance in Bermuda. Broadly, this is expected to be the case where an entity can demonstrate it has adequate income generating activities, employees, premises, and expenditure incurred in Bermuda, although the meaning of "adequate" in this context remains unclear. Further, the speed with which the Substance Act was implemented, and the uncertainties in its interpretation, make it difficult to predict its future impact. Any entity found to be lacking adequate economic substance may be fined or ordered by a court to take action to remedy such failure (or face being struck off the companies register). The EU is expected to announce whether the Substance Act is sufficient to keep Bermuda off the EU Blacklist in February 2018. The nature and scope of the sanctions that may be applied as a result of Bermuda being included in the EU Blacklist is still being considered. Sanctions that the EU has recommended Member States adopt include, inter alia, increased auditing of taxpayers using structures or arrangements involving listed jurisdictions and the imposition

ARCH CAPITAL	50	2018 FORM 10-K

of withholding taxes on payments made to such jurisdictions. As a result, there is a risk that both the adoption of the Substance Act, possible further legislative changes, and the imposition of sanctions in circumstances where Bermuda is ultimately included on the EU Blacklist, could result in increased tax liabilities and/or compliance costs for Arch.
We may become subject to increased taxation in Bermuda and other countries as a result of the OECD's plan on “Base erosion and profit shifting.”
The OECD, with the support of the G20, initiated the “base erosion and profit shifting” (“BEPS”) project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. In October 2015, the OECD issued “final reports” in connection with the BEPS project. The final reports were approved for adoption by the G20 finance ministers in November 2015. The final reports provide the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).
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

The EU’s review of harmful tax competition could adversely affect our business, financial condition and results of operations.
During 2017, the EU Economic and Financial Affairs Council (“ECOFIN”) released a list of noncooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions, but did feature in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
At present, the impact of these new economic substance requirements is unclear, and it is impossible to predict the nature and effect of these requirements on us. The new economic substance requirements may increase the complexity and costs of carrying on our business and adversely affect our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
We lease office space in Bermuda where our principal offices are located. Our insurance group leases space for offices in the U.S., Canada, Bermuda, Europe and Australia. Our reinsurance group leases space for offices in the U.S., Bermuda, Europe, Canada and Dubai. Our mortgage group leases space for offices in the U.S., Hong Kong and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2019.

ARCH CAPITAL	51	2018 FORM 10-K

ITEM 3.	LEGAL PROCEEDINGS
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2018, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS
As of February 20, 2019, and based on information provided to us by our transfer agent and proxy solicitor, there were 860 holders of record of our common shares (NASDAQ: ACGL) and approximately 43,000 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2018 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
10/1/2018-10/31/2018	559,024	$26.69	549,043	$247,339
11/1/2018-11/30/2018	1,042,896	$27.99	922,344	$221,529
12/1/2018-12/31/2018	2,156,733	$26.85	2,152,147	$163,739
Total	3,758,653	$27.14	3,623,534	$163,739

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

(2)
Remaining amount available at December 31, 2018 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

ARCH CAPITAL	52	2018 FORM 10-K

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2018 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
●	Arch Capital Group Ltd.	$100.00	$99.01	$116.85	$144.56	$152.07	$134.29
■	S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$115.74	$126.77	$146.68	$179.52	$171.10

(1)	Stock price appreciation plus dividends.

(2)	The above graph assumes that the value of the investment was $100 on December 31, 2013.

(3)
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ARCH CAPITAL	53	2018 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth summary historical consolidated financial and operating data (including the results of the ‘other’ segment) and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes.

(U.S. dollars in thousands except share data)	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Data:
Net premiums written	$5,346,747	$4,961,373	$4,031,391	$3,817,531	$3,891,938
Net premiums earned	5,231,975	4,844,532	3,884,822	3,733,905	3,593,748
Net investment income	563,633	470,872	366,742	348,090	302,585
Equity in net income (loss) of investments accounted for using the equity method	45,641	142,286	48,475	25,455	19,883
Net realized gains (losses)	(405,344)	149,141	137,586	(185,842)	102,917
Total revenues	5,450,568	5,627,375	4,463,556	3,936,590	3,988,873
Income before income taxes	841,772	757,277	855,552	567,194	844,247
Net income	$727,821	$629,709	$824,178	$526,582	$821,260
Net (income) loss attributable to noncontrolling interests	30,150	(10,431)	(131,440)	11,156	13,095
Net income available to Arch	757,971	619,278	692,738	537,738	834,355
Preferred dividends	(41,645)	(46,041)	(28,070)	(21,938)	(21,938)
Loss on redemption of preferred shares	(2,710)	(6,735)	—	—	—
Net income available to Arch common shareholders	$713,616	$566,502	$664,668	$515,800	$812,417
Diluted net income per share	$1.73	$1.36	$1.78	$1.36	$2.01
Cash dividends per share	—	—	—	—	—
After-tax operating income available to Arch common shareholders (1)	$909,190	$447,155	$577,444	$565,199	$617,312
After-tax operating income available to Arch common shareholders per share — diluted (1)	$2.20	$1.07	$1.54	$1.49	$1.53
After-tax return on average common equity (2)	8.4%	7.2%	10.9%	8.9%	14.7%
After-tax operating return on average common equity (2)	10.7%	5.7%	9.4%	9.7%	11.2%
Weighted average common shares and common share equivalents outstanding — diluted (2)	412,906,478	417,785,025	374,152,479	378,116,229	404,766,966

(1)
After-tax operating income available to Arch common shareholders is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares, net of income taxes. The presentation of after-tax operating income available to Arch common shareholders is a “non-GAAP financial measure” as defined in Regulation G. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Comment on Non-GAAP Financial Measures” for further details.

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

ARCH CAPITAL	54	2018 FORM 10-K

(U.S. dollars in thousands except share data)	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total investable assets (1)	$22,324,524	$22,156,488	$20,493,952	$16,340,938	$15,762,730
Premiums receivable	1,299,150	1,135,249	1,072,435	983,443	948,695
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	2,919,372	2,540,143	2,114,138	1,867,373	1,812,845
Total assets	32,218,329	32,051,658	29,372,109	23,138,931	21,967,742
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	11,853,297	11,383,792	10,200,960	9,125,250	9,036,448
Net of unpaid losses and loss adjustment expenses recoverable	9,039,006	8,918,882	8,117,385	7,296,413	7,258,145
Unearned premiums:
Before ceded unearned premiums	3,753,636	3,622,314	3,406,870	2,333,932	2,231,578
Net of ceded unearned premiums	2,778,167	2,695,703	2,547,303	1,906,323	1,854,500
Senior notes	1,733,528	1,732,884	1,732,258	791,306	791,141
Revolving credit agreement borrowings	455,682	816,132	756,650	530,434	100,000
Total liabilities	21,780,650	21,805,723	20,060,984	16,028,376	14,887,435
Total shareholders’ equity	10,231,387	10,040,013	9,105,572	6,905,373	6,860,795
Total shareholders' equity available to Arch	9,439,827	9,196,602	8,253,718	6,166,542	6,091,714
Preferred shareholders' equity	780,000	872,555	772,555	325,000	325,000
Common shareholders' equity available to Arch	$8,659,827	$8,324,047	$7,481,163	$5,841,542	$5,766,714
Common shares and common share equivalents outstanding, net of treasury shares (2)	402,454,834	409,956,417	406,651,011	367,883,349	382,103,802
Book value per share (2) (3)	$21.52	$20.30	$18.40	$15.88	$15.09

(1)	This table excludes the collateral received and reinvested and includes the securities pledged under securities lending agreements, at fair value.

(2)	Reflects the impact of outstanding convertible non-voting common equivalent preferred shares which were issued on December 31, 2016 as part of the UGC acquisition.

(3)	Excludes the effects of stock options and restricted stock units.

ARCH CAPITAL	55	2018 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL

Overview
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $11.17 billion in capital at December 31, 2018 and, through operations in Bermuda, the United States, Europe and Canada, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the insurance and reinsurance markets.
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
The broad property casualty insurance market environment continues to be competitive, with only a few specialty areas providing opportunities to deploy capital at returns which meet our risk-adjusted return requirements. In most of our insurance lines of business, rate increases appear to be in excess of loss cost trends. However, the spread between rate changes and loss trend is a key variable in assessing expected returns and, in specialty lines, is volatile by nature. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts, shrinking premiums in more commoditized lines such as general liability and directors and officers, and by utilizing reinsurance purchases to reduce volatility on large account, high capacity business. Writings in property catastrophe-exposed business continued to remain low in 2018.
Our mortgage segment continues to experience generally favorable market conditions, with pricing in the U.S. stabilizing in the third quarter following the rate changes announced in the first half of 2018. Our results continue to reflect our success in making high quality credit underwriting risk decisions and building customer relationships.
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including new mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs,” in 2018. Such programs have begun generating business with banks developing new systems to handle the programs and momentum beginning to build. In

ARCH CAPITAL	56	2018 FORM 10-K

addition, we completed multiple Bellemeade risk transfers to the capital markets throughout 2018, increasing our protection for mortgage tail risk.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $21.52 at December 31, 2018, a 6.0% increase from $20.30 at December 31, 2017. The growth in 2018 reflected strong underwriting results, partially offset by the impact of an increase in interest rates on our fixed income securities.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by average common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 10.7% for 2018, compared to 5.7% for 2017 and 9.4% for 2016. The higher Operating ROAE for 2018 reflected strong mortgage insurance underwriting performance, while 2017 returns reflected a higher level of catastrophic loss activity.
Total Return on Investments
Total return on investments includes investment income, equity in net income or loss of investments accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses excluding amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.
The following table summarizes the pre-tax total return (before investment expenses) of investment held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2018	0.33%	-0.60%
Year Ended December 31, 2017	5.87%	4.74%
Year Ended December 31, 2016	2.07%	2.13%

(1)	Our investment expenses were approximately 0.36%, 0.30% and 0.34%, respectively, of average invested assets in 2018, 2017 and 2016.
Total return for our investment portfolio outperformed that of the benchmark return index in 2018, reflecting strong performance from our alternative investments. Excluding foreign exchange, total return was 1.13% for 2018, compared to 4.98% for 2017 and 2.35% for 2016. Total return for 2018 reflected the impact of rising interest rates and widening credit spreads, which dampened the total return on our investment grade fixed income portfolio, and negative returns on equities.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At December 31, 2018, the benchmark return index had an average credit quality of “Aa2” by Moody’s, an estimated duration of 3.23 years.

ARCH CAPITAL	57	2018 FORM 10-K

The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-10 Year U.S. Corporate & All Yankees, A - AAA Rated Index	20.00%
ICE BoAML 1-5 Year U.S. Treasury Index	15.00
ICE BoAML 1-10 Year U.S. Municipal Securities Index	14.50
ICE BoAML 3-5 Year Fixed Rate Asset Backed Securities Index	7.00
Bloomberg Barclays CMBS Invest Grade Aaa Total Return Index	5.00
MSCI ACWI Net Total Return USD Index	5.00
ICE BoAML German Government 1-10 Year Index	5.00
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
Hedge Fund Research HFRX Fixed Income Credit Index	3.50
Hedge Fund Research HFRX Equal Weighted Strategies	3.50
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-5 Year U.K. Gilt Index	3.00
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Australian Governments Index	2.50
S&P Leveraged Loan Total Return Index	2.50
ICE BoAML 0-3 Month U.S. Treasury Bill Index	2.00
ICE BoAML 1-5 Year Canada Government Index	1.50
ICE BoAML 20+ Year Canada Government Index	0.50
Total	100.00%
COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, loss on redemption of preferred shares and income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net income available to Arch common shareholders and annualized return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investments accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investments accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investments accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to acquisitions, including UGC. During the 2016 fourth quarter, transaction costs and other included non-recurring expenses related to a change in the our approach on the deferral of certain internal underwriting costs which are no longer being deferred. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of our Series C preferred shares in September 2017 and January 2018 and had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders. In addition, income tax expense for 2017 included a $21.5 million charge

ARCH CAPITAL	58	2018 FORM 10-K

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
Our segment information includes the presentation of consolidated underwriting income or loss and a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Such measures represent the pre-tax profitability of our underwriting operations and include net premiums earned plus other underwriting income, less losses and loss adjustment expenses, acquisition expenses and other operating expenses. Other operating expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. Underwriting income or loss does not incorporate items included in our corporate (non-underwriting) segment. While these measures are presented in note 4, “Segment Information,” to our consolidated financial statements in Item 8, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis. The reconciliations of underwriting income or loss to income before income taxes (the most directly comparable GAAP financial measure) on a consolidated basis and a subtotal before the contribution from the ‘other’ segment, in accordance with Regulation G, is shown in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
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
Total return on investments includes investment income, equity in net income or loss of investments accounted for using the equity method, net realized gains and losses and the change in unrealized gains and losses generated by Arch’s investment portfolio. Total return is calculated on a pre-tax basis and before investment expenses, excludes amounts reflected in the ‘other’ segment, and reflects the effect of financial market conditions along with foreign currency fluctuations. In addition, total return incorporates the timing of investment returns during the periods. There is no directly comparable GAAP financial measure for total return. Management uses total return on investments as a key measure of the return generated to Arch common shareholders on the capital held in the business, and compares the return generated by our investment portfolio against benchmark returns which we measured our portfolio against during the periods.

ARCH CAPITAL	59	2018 FORM 10-K

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income available to Arch common shareholders to after-tax operating income available to Arch common shareholders. Each line item reflects the impact of our approximate 11% ownership of Watford Re’s common equity.

	Year Ended December 31,
	2018	2017	2016
Net income available to Arch common shareholders	$713,616	$566,502	$664,668
Net realized (gains) losses	297,755	(148,836)	(77,081)
Net impairment losses recognized in earnings	2,829	7,138	30,442
Equity in net (income) loss of investments accounted for using the equity method	(45,641)	(142,286)	(48,475)
Net foreign exchange (gains) losses	(59,890)	113,613	(31,987)
Transaction costs and other	12,377	22,150	41,729
Loss on redemption of preferred shares	2,710	6,735	—
Income tax expense (benefit) (1)	(14,566)	22,139	(1,852)
After-tax operating income available to Arch common shareholders	$909,190	$447,155	$577,444

Beginning common shareholders’ equity	$8,324,047	$7,481,163	$5,841,542
Ending common shareholders’ equity	8,659,827	8,324,047	7,481,163
Average common shareholders’ equity (2)	$8,491,937	$7,902,605	$6,113,718

Annualized return on average common equity % (2)	8.4	7.2	10.9
Annualized operating return on average common equity % (2)	10.7	5.7	9.4

(1)
Income tax on net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2018	2017	% Change
Gross premiums written	$3,262,332	$3,081,086	5.9
Premiums ceded	(1,050,207)	(958,646)
Net premiums written	2,212,125	2,122,440	4.2
Change in unearned premiums	(6,464)	(9,422)
Net premiums earned	2,205,661	2,113,018	4.4
Losses and loss adjustment expenses	(1,520,680)	(1,622,444)
Acquisition expenses	(349,702)	(323,639)
Other operating expenses	(364,138)	(359,524)
Underwriting income (loss)	$(28,859)	$(192,589)	n/m

Underwriting Ratios			% Point Change
Loss ratio	68.9%	76.8%	(7.9)
Acquisition expense ratio	15.9%	15.3%	0.6
Other operating expense ratio	16.5%	17.0%	(0.5)
Combined ratio	101.3%	109.1%	(7.8)

ARCH CAPITAL	60	2018 FORM 10-K

	Year Ended December 31,
	2017	2016	% Change
Gross premiums written	$3,081,086	$3,027,049	1.8
Premiums ceded	(958,646)	(954,768)
Net premiums written	2,122,440	2,072,281	2.4
Change in unearned premiums	(9,422)	1,623
Net premiums earned	2,113,018	2,073,904	1.9
Losses and loss adjustment expenses	(1,622,444)	(1,359,313)
Acquisition expenses	(323,639)	(304,050)
Other operating expenses	(359,524)	(350,260)
Underwriting income	$(192,589)	$60,281	(419.5)

Underwriting Ratios			% Point Change
Loss ratio	76.8%	65.5%	11.3
Acquisition expense ratio	15.3%	14.7%	0.6
Other operating expense ratio	17.0%	16.9%	0.1
Combined ratio	109.1%	97.1%	12.0
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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2018		2017
	Amount	%	Amount	%
Professional lines	$450,406	20.4	$452,748	21.3
Programs	393,263	17.8	386,618	18.2
Construction and national accounts	320,937	14.5	327,648	15.4
Travel, accident and health	290,401	13.1	247,738	11.7
Property, energy, marine and aviation	219,174	9.9	172,240	8.1
Excess and surplus casualty	168,467	7.6	179,511	8.5
Lenders products	96,094	4.3	96,867	4.6
Other	273,383	12.4	259,070	12.2
Total	$2,212,125	100.0	$2,122,440	100.0
2018 versus 2017: Net premiums written by the insurance segment were 4.2% higher in 2018 than in 2017. The increase in net premiums written reflected growth in travel, due to both new business and growth in existing accounts, and in property, primarily due to new business and rate increases. These increases were partially offset by a reduction in contract binding and accident and health in response to market conditions.

ARCH CAPITAL	61	2018 FORM 10-K

	Year Ended December 31,
	2017		2016
	Amount	%	Amount	%
Professional lines	$452,748	21.3	$440,149	21.2
Programs	386,618	18.2	330,322	15.9
Construction and national accounts	327,648	15.4	328,997	15.9
Travel, accident and health	247,738	11.7	224,380	10.8
Property, energy, marine and aviation	172,240	8.1	175,376	8.5
Excess and surplus casualty	179,511	8.5	214,863	10.4
Lenders products	96,867	4.6	105,650	5.1
Other	259,070	12.2	252,544	12.2
Total	$2,122,440	100.0	$2,072,281	100.0
2017 versus 2016: Net premiums written by the insurance segment were 2.4% higher in 2017 than in 2016. The increase in net premiums written reflected growth in programs, due to the continued effects of two newer programs, in travel, accident and health, reflecting both new travel business and continued expansion in existing travel accounts, and in professional lines, reflecting increases in small and medium sized accounts. Such amounts were partially offset by a reduction in excess and surplus casualty in response to market conditions.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2018		2017
	Amount	%	Amount	%
Professional lines	$458,425	20.8	$444,137	21.0
Programs	389,186	17.6	364,639	17.3
Construction and national accounts	322,440	14.6	324,517	15.4
Travel, accident and health	297,147	13.5	257,358	12.2
Property, energy, marine and aviation	205,069	9.3	173,779	8.2
Excess and surplus casualty	172,424	7.8	195,154	9.2
Lenders products	94,248	4.3	97,043	4.6
Other	266,722	12.1	256,391	12.1
Total	$2,205,661	100.0	$2,113,018	100.0

	Year Ended December 31,
	2017		2016
	Amount	%	Amount	%
Professional lines	$444,137	21.0	$431,391	20.8
Programs	364,639	17.3	357,715	17.2
Construction and national accounts	324,517	15.4	322,072	15.5
Travel, accident and health	257,358	12.2	219,169	10.6
Property, energy, marine and aviation	173,779	8.2	188,938	9.1
Excess and surplus casualty	195,154	9.2	219,046	10.6
Lenders products	97,043	4.6	98,517	4.8
Other	256,391	12.1	237,056	11.4
Total	$2,113,018	100.0	$2,073,904	100.0
Net premiums earned by the insurance segment were 4.4% higher in 2018 than in 2017, reflecting changes in net premiums written over the previous five quarters. Net premiums earned by the insurance segment were 1.9% higher in 2017 than in 2016.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2018	2017	2016
Current year	70.0%	77.2%	67.1%
Prior period reserve development	(1.1)%	(0.4)%	(1.6)%
Loss ratio	68.9%	76.8%	65.5%
Current Year Loss Ratio.
2018 versus 2017: The insurance segment’s current year loss ratio was 7.2 points lower in 2018 than in 2017. The 2018 loss ratio included 3.4 points of current year catastrophic event activity, primarily related to Hurricanes Florence and Michael and the California wildfires, compared to 10.3 points in 2017, primarily related to Hurricanes Harvey, Irma and Maria and California wildfires. The balance of the change in the 2018 loss ratio resulted, in part, from changes in mix of business and the level of large attritional losses.
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
Prior Period Reserve Development.
The insurance segment’s net favorable development was $24.4 million, or 1.1 points, for 2018, compared to $8.6 million, or

ARCH CAPITAL	62	2018 FORM 10-K

0.4 points, for 2017, and $33.1 million, or 1.6 points, for 2016. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2018 versus 2017: The insurance segment’s underwriting expense ratio was 32.4% in 2018, compared to 32.3% in 2017. The comparison of the underwriting expense ratios reflects changes in the mix of business due to growth in lines of business with higher acquisition costs.
2017 versus 2016: The insurance segment’s underwriting expense ratio was 32.3% in 2017, compared to 31.6% in 2016 reflecting changes in the level of reinsurance ceded on a quota share basis and changes in the mix of business.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2018	2017	% Change
Gross premiums written	$1,912,522	$1,640,399	16.6
Premiums ceded	(539,950)	(465,925)
Net premiums written	1,372,572	1,174,474	16.9
Change in unearned premiums	(111,356)	(31,853)
Net premiums earned	1,261,216	1,142,621	10.4
Other underwriting income	(682)	11,336
Losses and loss adjustment expenses	(846,882)	(773,923)
Acquisition expenses	(211,280)	(221,250)
Other operating expenses	(133,350)	(146,663)
Underwriting income	$69,022	$12,121	469.4

Underwriting Ratios			% Point Change
Loss ratio	67.1%	67.7%	(0.6)
Acquisition expense ratio	16.8%	19.4%	(2.6)
Other operating expense ratio	10.6%	12.8%	(2.2)
Combined ratio	94.5%	99.9%	(5.4)

	Year Ended December 31,
	2017	2016	% Change
Gross premiums written	$1,640,399	$1,494,397	9.8
Premiums ceded	(465,925)	(440,541)
Net premiums written	1,174,474	1,053,856	11.4
Change in unearned premiums	(31,853)	2,376
Net premiums earned	1,142,621	1,056,232	8.2
Other underwriting income	11,336	36,403
Losses and loss adjustment expenses	(773,923)	(475,762)
Acquisition expenses	(221,250)	(212,258)
Other operating expenses	(146,663)	(142,616)
Underwriting income	$12,121	$261,999	(95.4)

Underwriting Ratios			% Point Change
Loss ratio	67.7%	45.0%	22.7
Acquisition expense ratio	19.4%	20.1%	(0.7)
Other operating expense ratio	12.8%	13.5%	(0.7)
Combined ratio	99.9%	78.6%	21.3

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

ARCH CAPITAL	63	2018 FORM 10-K

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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2018		2017
	Amount	%	Amount	%
Other specialty	$507,971	37.0	$459,213	39.1
Casualty	400,178	29.2	340,429	29.0
Property excluding property catastrophe	310,293	22.6	243,693	20.7
Property catastrophe	79,624	5.8	70,155	6.0
Marine and aviation	38,013	2.8	32,759	2.8
Other	36,493	2.7	28,225	2.4
Total	$1,372,572	100.0	$1,174,474	100.0

Pro rata	$782,268	57.0	$708,694	60.3
Excess of loss	590,304	43.0	465,780	39.7
Total	$1,372,572	100.0	$1,174,474	100.0
2018 versus 2017: Gross premiums written by the reinsurance segment in 2018 were 16.6% higher than in 2017, while net premiums written were 16.9% higher than in 2017. The increase in net premiums written reflected growth in casualty lines and property lines, primarily due to new business and rate increases, and in other specialty, primarily due to new international motor contracts. Net premiums written in 2018 also included reinstatement premiums of $4.0 million, primarily for Hurricanes Florence and Michael, Typhoon Jebi, California wildfires and adjustments for other events, compared to $15.9 million in 2017 for Hurricanes Harvey, Irma, Maria, as well as adjustments for other events.

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
2017 versus 2016: Gross premiums written by the reinsurance segment in 2017 were 9.8% higher than in 2016, while net premiums written were 11.4% higher than in 2016. Premiums written reflected growth in other specialty business, primarily in international motor quota share contracts, and in casualty business, primarily due to a $45.4 million retroactive reinsurance contract which was substantially earned in the period and resulted in a corresponding increase to losses and loss adjustment expenses. Net premiums written in 2017 included reinstatement premiums of $15.9 million for Hurricanes Harvey, Irma and Maria. Such amounts were partially offset by a reduction in property excluding property catastrophe business, primarily related to a targeted reduction in onshore energy writings.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2018		2017
	Amount	%	Amount	%
Other specialty	$474,568	37.6	$408,566	35.8
Casualty	347,034	27.5	341,122	29.9
Property excluding property catastrophe	287,788	22.8	255,453	22.4
Property catastrophe	75,249	6.0	73,300	6.4
Marine and aviation	39,238	3.1	36,214	3.2
Other	37,339	3.0	27,966	2.4
Total	$1,261,216	100.0	$1,142,621	100.0

Pro rata	$719,860	57.1	$657,490	57.5
Excess of loss	541,356	42.9	485,131	42.5
Total	$1,261,216	100.0	$1,142,621	100.0

ARCH CAPITAL	64	2018 FORM 10-K

	Year Ended December 31,
	2017		2016
	Amount	%	Amount	%
Other specialty	$408,566	35.8	$329,994	31.2
Casualty	341,122	29.9	300,160	28.4
Property excluding property catastrophe	255,453	22.4	282,018	26.7
Property catastrophe	73,300	6.4	73,803	7.0
Marine and aviation	36,214	3.2	52,579	5.0
Other	27,966	2.4	17,678	1.7
Total	$1,142,621	100.0	$1,056,232	100.0

Pro rata	$657,490	57.5	$561,986	53.2
Excess of loss	485,131	42.5	494,246	46.8
Total	$1,142,621	100.0	$1,056,232	100.0
Net premiums earned in 2018 were 10.4% higher than in 2017, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written. Net premiums earned in 2017 were 8.2% higher than in 2016.
Other Underwriting Income (Loss).
Other underwriting loss in 2018 was $0.7 million, compared to other underwriting income of $11.3 million in 2017 and $36.4 million in 2016. The 2016 period included $19.1 million related to a contract which was commuted during the 2016 second quarter. This contract had been reflected as a deposit accounting liability (i.e., a contract that, in accordance with GAAP, does not pass risk transfer) prior to the commutation.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2018	2017	2016
Current year	78.1%	82.2%	65.7%
Prior period reserve development	(11.0)%	(14.5)%	(20.7)%
Loss ratio	67.1%	67.7%	45.0%
Current Year Loss Ratio.
2018 versus 2017: The reinsurance segment’s current year loss ratio was 4.1 points lower in 2018 than in 2017. The 2018 loss ratio included 10.1 points for current year catastrophic event activity, primarily related to Hurricanes Florence and Michael, Typhoon Jebi and the California wildfires, compared to 16.0 points in 2017, primarily related to Hurricanes Harvey, Irma and Maria and the California wildfires. The 2018 loss ratio includes the impact of a large attritional casualty loss arising from the California wildfires that increased the loss ratio by 1.7 points. The balance of the change in the 2018 current year loss ratio resulted, in part, from the effects of market conditions and changes in the mix of business.

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
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $138.5 million, or 11.0 points, for 2018, compared to $165.4 million, or 14.5 points, for 2017, and $218.8 million, or 20.7 points, for 2016. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2018 versus 2017: The underwriting expense ratio for the reinsurance segment was 27.4% in 2018, compared to 32.2% in 2017, reflecting lower operating expenses of $13.3 million due to lower performance based compensation costs, a reduction of 1.1 points in the expense ratio. In addition, federal excise taxes decreased by $19.7 million, a reduction of 1.6 points in the expense ratio, due to the non-renewal of certain reinsurance agreements between our U.S. based insurance and reinsurance subsidiaries and Arch Re Bermuda on a cutoff basis as of January 1, 2018 and the impact of a loss portfolio transfer in 2017. The remainder of the change was due to changes in the mix and type of business.
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
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”); mortgage reinsurance through Arch Re Bermuda to mortgage insurers on both a proportional and non-

ARCH CAPITAL	65	2018 FORM 10-K

proportional basis globally; direct mortgage insurance in Europe through Arch MI Europe and in Hong Kong through Arch MI Asia; and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
The following tables set forth our mortgage segment’s underwriting results. On December 31, 2016, we completed the acquisition of UGC. As such, the 2018 and 2017 results reflect the combination of Arch and UGC while the 2016 results do not reflect UGC activity.

	Year Ended December 31,
	2018	2017	% Change
Gross premiums written	$1,360,708	$1,368,138	(0.5)
Premiums ceded	(202,833)	(256,796)
Net premiums written	1,157,875	1,111,342	4.2
Change in unearned premiums	28,361	(54,176)
Net premiums earned	1,186,236	1,057,166	12.2
Other underwriting income	13,033	15,737
Losses and loss adjustment expenses	(81,289)	(134,677)
Acquisition expenses	(118,595)	(100,598)
Other operating expenses	(142,432)	(146,336)
Underwriting income	$856,953	$691,292	24.0

Underwriting Ratios			% Point Change
Loss ratio	6.9%	12.7%	(5.8)
Acquisition expense ratio	10.0%	9.5%	0.5
Other operating expense ratio	12.0%	13.8%	(1.8)
Combined ratio	28.9%	36.0%	(7.1)

	Year Ended December 31,
	2017	2016	% Change
Gross premiums written	$1,368,138	$499,725	173.8
Premiums ceded	(256,796)	(108,259)
Net premiums written	1,111,342	391,466	183.9
Change in unearned premiums	(54,176)	(104,750)
Net premiums earned	1,057,166	286,716	268.7
Other underwriting income	15,737	17,024
Losses and loss adjustment expenses	(134,677)	(28,943)
Acquisition expenses	(100,598)	(21,790)
Other operating expenses	(146,336)	(96,672)
Underwriting income	$691,292	$156,335	342.2

Underwriting Ratios			% Point Change
Loss ratio	12.7%	10.1%	2.6
Acquisition expense ratio	9.5%	7.6%	1.9
Other operating expense ratio	13.8%	33.7%	(19.9)
Combined ratio	36.0%	51.4%	(15.4)

Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by client location and underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2018	2017	2016
Net premiums written by client location
United States	$1,051,375	$1,005,437	$280,509
Other	106,500	105,905	110,957
Total	$1,157,875	$1,111,342	$391,466

Net premiums written by underwriting location
United States	$948,323	$903,329	$186,826
Other	209,552	208,013	204,640
Total	$1,157,875	$1,111,342	$391,466
2018 versus 2017: Gross premiums written by the mortgage segment in 2018 were 0.5% lower than in 2017. The reduction in gross premiums written primarily reflected a lower level of Australian mortgage reinsurance business partially offset by higher U.S. premiums due to insurance in force growth. Net premiums written for 2018 were 4.2% higher than in the 2017 period and reflected lower ceded premiums on the quota share agreement with AIG that continues to run-off, partially offset by higher ceded premiums related to Bellemeade transactions in 2018. The 2017 period also reflected higher retrocessions of Australian mortgage reinsurance business. The persistency rate of the primary portfolio of mortgage loans of Arch MI U.S. was 81.5% at December 31, 2018 compared to 81.8% at December 31, 2017. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
2017 versus 2016: Gross premiums written by the mortgage segment in 2017 were 173.8% higher than in 2016, while net premiums written increased 183.9%, primarily reflecting growth in insurance in force due to the acquisition of UGC,
Arch MI U.S. generated $69.5 billion of new insurance written (“NIW”) during 2018 compared to $62.0 billion during 2017. NIW represents the original principal balance of all loans that received coverage during the period.

ARCH CAPITAL	66	2018 FORM 10-K

Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by client location and underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2018	2017	2016
Net premiums earned by client location
United States	$1,116,007	$1,014,439	$265,527
Other	70,229	42,727	21,189
Total	$1,186,236	$1,057,166	$286,716

Net premiums earned by underwriting location
United States	$1,009,765	$901,858	$155,929
Other	176,471	155,308	130,787
Total	$1,186,236	$1,057,166	$286,716
Net premiums earned for 2018 were 12.2% higher than in 2017, primarily due to growth in insurance in force for Arch MI U.S. Growth from 2016 to 2017 primarily reflected the impact of the acquisition of UGC, which occurred as of December 31, 2016.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions receiving derivative accounting treatment, was $13.0 million for 2018, compared to $15.7 million for 2017 and $17.0 million for 2016.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2018	2017	2016
Current year	16.0%	21.7%	17.5%
Prior period reserve development	(9.1)%	(9.0)%	(7.4)%
Loss ratio	6.9%	12.7%	10.1%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We assess the need for a premium deficiency reserve on a quarterly basis and perform a full analysis annually. No such reserve was established during 2018, 2017 or 2016.
Current Year Loss Ratio.
2018 versus 2017: The mortgage segment’s current year loss ratio was 5.7 points lower in 2018 compared to 2017. The current year loss ratio for 2018 reflects the current favorable macroeconomic environment as the percentage of loans in default on first lien business decreased from 2.23% at December 31, 2017 to 1.60% at December 31, 2018. In addition, the loss ratio for 2017 was slightly impacted by delinquencies emanating from new notices from areas impacted by the 2017 third quarter hurricanes that subsequently cured during 2018.
2017 versus 2016: The mortgage segment’s current year loss ratio was 4.2 points higher in 2017 compared to 2016. The current year loss ratio for 2017 reflects changes in the mix of business due to the UGC acquisition when compared to 2016, and the minor impact of delinquencies emanating from new notices from areas impacted by the 2017 third quarter hurricanes.
We insure mortgages for homes in areas that have been impacted by catastrophic events, including 2018 events such as Hurricanes Florence and Michael and the California wildfires, and 2017 events such as Hurricanes Harvey and Irma. Generally, mortgage insurance losses occur only when a credit event occurs and, following a physical damage event, when the home is restored to pre-storm condition. Our ultimate claims exposure will depend on the number of delinquency notices received and the ultimate claim rate related to such notices. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and flood insurance carried on a related property, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $107.6 million, or 9.1 points, for 2018, compared to $95.0 million, or 9.0 points, for 2017, and $21.2 million, or 7.4 points, for 2016. The 2017 increase in net favorable development was primarily on the acquired UGC reserves. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2018 versus 2017: The underwriting expense ratio for the mortgage segment was 22.0% for 2018, compared to 23.3% for 2017, reflecting the increase in net premiums earned combined

ARCH CAPITAL	67	2018 FORM 10-K

with a $3.9 million decrease in other operating expenses due to expense savings from integration efforts. This decrease was partially offset by a higher level of acquisition expenses, due to higher NIW.
2017 versus 2016: The underwriting expense ratio for the mortgage segment was 23.3% for 2017, compared to 41.3% for 2016. The decrease in the underwriting expense ratio primarily reflects the higher level of net premiums earned from the impact of the UGC acquisition.
Corporate (Non-Underwriting) Segment
The corporate (non-underwriting) segment results include net investment income, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, items related to our non-cumulative preferred shares, net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and income taxes. Such amounts exclude the results of the ‘other’ segment.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities	$403,449	$336,894	$242,310
Equity securities	12,650	12,703	13,823
Short-term investments	17,802	9,343	3,619
Other (1)	70,946	79,789	66,300
Gross investment income	504,847	438,729	326,052
Investment expenses (2)	(66,889)	(56,657)	(48,859)
Net investment income	$437,958	$382,072	$277,193

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other.

(2)	Investment expenses were approximately 0.36% of average invested assets for 2018, compared to 0.30% for 2017 and 0.34% for 2016.

The pre-tax investment income yield was 2.36% for 2018, compared to 2.06% for 2017 and 1.92% for 2016. The higher level of net investment income for 2018 compared to 2017 and 2016 reflected an increase in the embedded book yield on fixed income securities, partially offset by a higher level of expenses.The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Corporate Expenses.
Corporate expenses were $58.6 million for 2018, compared to $61.6 million for 2017 and $49.4 million for 2016. Such amounts primarily represent certain holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly traded company. The lower level of corporate expenses in 2018 compared to 2017 and 2016 was primarily due to lower incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other were $11.4 million for 2018, compared to $22.2 million for 2017 and $41.7 million for 2016. Amounts for 2018 were primarily attributable to the write off of intangible assets related to insurance licenses for a subsidiary of UGC which was merged with another subsidiary. For 2017, transaction costs and other primarily related to severance and severance related costs related to the UGC acquisition. For 2016, transaction costs and other included $32.3 million of non-recurring costs such as advisory, financing and legal related to the UGC acquisition.
Amortization of Intangible Assets.
Amortization of intangible assets for 2018 was $105.7 million, compared to $125.8 million for 2017 and $19.3 million for 2016. Amounts in 2018 and 2017 primarily related to amortization of finite-lived intangible assets related to the UGC acquisition.
Interest Expense.
Interest expense was $101.0 million for 2018, compared to $103.6 million for 2017 and $53.5 million for 2016. Interest expense reflects amounts related to our outstanding senior notes, revolving credit agreement borrowings and other. We issued $950.0 million of senior notes in December 2016 in connection with the UGC acquisition and borrowed $400.0 million on our revolving credit agreement, resulting in higher borrowing costs in 2017 when compared to 2016. We repaid $375 million and $125 million of our revolving credit agreement borrowings during 2018 and 2017, respectively, resulting in lower borrowing costs for 2018 than in 2017.
Loss on Redemption of Preferred Shares.
In September 2017, we redeemed $230 million of 6.75% Series C preferred shares and, in accordance with GAAP, recorded a loss of $6.7 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. In January 2018, we redeemed the remaining $92.3 million of 6.75% Series C preferred shares outstanding and recorded a loss of $2.7 million. Such adjustments had no impact on total shareholders’ equity or cash flows.
Net Realized Gains (Losses).
We recorded net realized loss of $284.4 million for 2018, compared to net realized gains of $148.8 million for 2017 and net realized gains of $69.6 million for 2016. Currently, our

ARCH CAPITAL	68	2018 FORM 10-K

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
Net Impairment Losses Recognized in Earnings.
For 2018, we recorded $2.8 million of credit related impairments in earnings, compared to $7.1 million in 2017 and $30.4 million in 2016. The impairment losses recorded in 2018 were primarily related to foreign currency. The impairment losses recorded in 2017 were primarily related to foreign currency and the liquidation of one portfolio, while the 2016 period included reductions on two asset backed securities based on information received from external investment managers and a review of cash flow projections in order to determine expected recovery values. See note 8, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements in Item 8 for additional information.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method.
We recorded $45.6 million of equity in net income related to investments accounted for using the equity method for 2018, compared to $142.3 million for 2017 and $48.5 million for 2016. The 2017 results reflected strong returns on funds invested in global equities and other strategies. Investments accounted for using the equity method totaled $1.49 billion at December 31, 2018, compared to $1.04 billion at December 31, 2017. See note 8, “Investments—Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for 2018 were $58.7 million, compared to net foreign exchange losses for 2017 of $113.3 million and net foreign exchange gains for 2016 of $31.4 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.

Our income tax provision on income before income taxes resulted in an expense of 13.1% for 2018, compared to an expense of 17.1% for 2017 and an expense of 4.3% for 2016. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. Income tax expense for 2017 included a net $8.1 million charge due to the revaluation of our net U.S. deferred tax asset resulting from the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.
See note 14, “Income Taxes,” to our consolidated financial statements in Item 8 for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2018, 2017 and 2016.
Other Segment
The ‘other’ segment includes the results of Watford Re. Pursuant to generally accepted accounting principles, Watford Re is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford Re. As such, we consolidate the results of Watford Re in our consolidated financial statements, although we only own approximately 11% of Watford Re’s common equity. See note 11, “Variable Interest Entity and Noncontrolling Interests,” and note 4, “Segment Information,” to our consolidated financial statements in Item 8 for additional information.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for doubtful accounts, investment valuations, goodwill and intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through December 31, 2018. Actual results will differ from these estimates and such differences may be material. We believe that the following

ARCH CAPITAL	69	2018 FORM 10-K

critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.
Reserves for Losses and Loss Adjustment Expenses
We are required by applicable insurance laws and regulations and GAAP to establish reserves for losses and loss adjustment expenses, or Loss Reserves, that arise from the business we underwrite. Loss Reserves for our insurance, reinsurance and mortgage operations are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. Loss Reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.
See note 6, “Short Duration Contracts,” to our consolidated financial statements in Item 8 for additional information on our reserving process.
At December 31, 2018 and 2017, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2018	2017
Insurance segment:
Case reserves	$1,489,644	$1,648,910
IBNR reserves	3,266,796	3,272,351
Total net reserves	4,756,440	4,921,261
Reinsurance segment:
Case reserves	1,082,917	1,033,413
Additional case reserves	191,002	158,377
IBNR reserves	1,578,907	1,499,962
Total net reserves	2,852,826	2,691,752
Mortgage segment:
Case reserves	355,606	443,069
IBNR reserves	122,304	104,169
Total net reserves (1)	477,910	547,238
Other segment:
Case reserves	364,052	260,876
Additional case reserves	36,512	32,587
IBNR reserves	551,266	465,168
Total net reserves	951,830	758,631
Total:
Case reserves	3,292,219	3,386,268
Additional case reserves	227,514	190,964
IBNR reserves	5,519,273	5,341,650
Total net reserves	$9,039,006	$8,918,882

(1)
At December 31, 2018, total net reserves include $375.8 million from U.S. primary mortgage insurance business, of which 72.8% represents policy years 2008 and prior and the remainder from later policy years. At December 31, 2017, total net reserves include $477.1 million from U.S. primary mortgage insurance business, of which 79.8% represents policy years 2008 and prior and the remainder from later policy years.

At December 31, 2018 and 2017, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2018	2017
Professional lines (1)	$1,247,914	$1,308,261
Construction and national accounts	1,166,143	1,094,300
Excess and surplus casualty (2)	631,370	672,903
Programs	482,045	644,340
Property, energy, marine and aviation	388,710	437,518
Travel, accident and health	83,836	86,122
Lenders products	52,007	53,912
Other (3)	704,415	623,905
Total net reserves	$4,756,440	$4,921,261

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
At December 31, 2018 and 2017, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2018	2017
Casualty (1)	$1,551,550	$1,489,933
Other specialty (2)	582,420	523,321
Property excluding property catastrophe (3)	422,612	376,020
Marine and aviation	130,683	135,484
Property catastrophe	90,635	98,622
Other (4)	74,926	68,372
Total net reserves	$2,852,826	$2,691,752

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(3)	Includes life, casualty clash and other.
Potential Variability in Loss Reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2018 by underwriting segment (excluding the ‘other’ segment). The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2018, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2018, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show

ARCH CAPITAL	70	2018 FORM 10-K

the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months
Third party occurrence business	10	6
Third party claims-made business	10	6
All other	10	6

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$22,535	$25,570
Third party occurrence business	242,617	128,893
Third party claims-made business	116,092	124,271
All other	138,959	148,815

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	(5) points	(3) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Multi-line and other specialty	(10)	(6)

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$(21,926)	$(20,646)
Third party occurrence business	(242,224)	(115,036)
Third party claims-made business	(116,092)	(95,565)
Multi-line and other specialty	(133,762)	(103,161)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Other specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$113,253	$131,860
Other specialty	58,548	33,113
Property excluding property catastrophe	14,449	36,179
Property catastrophe	2,719	4,874
Marine and aviation	7,243	11,212
Other	4,972	3,270

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Other specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(113,264)	$(104,119)
Other specialty	(58,548)	(52,975)
Property excluding property catastrophe	(14,475)	(33,988)
Property catastrophe	(2,719)	(3,028)
Marine and aviation	(7,255)	(11,130)
Other	(4,972)	(3,067)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2018 and are not meant to be a “best case” or “worst case” series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2018 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of the unpaid principal balance at December 31, 2018), we estimated that our loss reserves would change by approximately $17.0 million at December 31, 2018. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 36% at December 31, 2018), we estimated a $13.0 million change in our loss reserves at December 31, 2018.

ARCH CAPITAL	71	2018 FORM 10-K

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
At December 31, 2018, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$4,756,440	$2,852,826	$477,910	$8,087,176

Simulation results:
90th percentile (2)	$5,772,504	$3,577,073	$571,959	$9,483,035
10th percentile (3)	$3,799,556	$2,219,249	$390,240	$6,777,556

(1)	Net of reinsurance recoverables. Excludes amounts reflected in the ‘other’ segment.

(2)	Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(3)	Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.40 billion, or $3.38 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.31 billion, or $3.17 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2018.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2018 and 2017:

(U.S. Dollars in millions)	December 31,
	2018		2017
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$276,538	72.1	$253,914	72.2
Mortgage reinsurance	25,975	6.8	28,017	8.0
Other (2)	81,147	21.2	69,905	19.9
Total	$383,660	100.0	$351,836	100.0
Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$70,995	92.3	$64,904	92.3
Mortgage reinsurance	2,217	2.9	2,473	3.5
Other (2)	3,728	4.8	2,921	4.2
Total	$76,940	100.0	$70,298	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes participation in GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2018:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$20,501	7.4	$4,738	6.7	9.07%
2009	709	0.3	162	0.2	3.25%
2010	646	0.2	175	0.2	2.62%
2011	2,530	0.9	701	1.0	1.57%
2012	9,650	3.5	2,664	3.8	0.78%
2013	16,823	6.1	4,676	6.6	0.89%
2014	18,274	6.6	4,947	7.0	0.97%
2015	33,781	12.2	8,849	12.5	0.69%
2016	52,324	18.9	13,407	18.9	0.77%
2017	54,287	19.6	13,793	19.4	0.55%
2018	67,013	24.2	16,883	23.8	0.15%
Total	$276,538	100.0	$70,995	100.0	1.60%

(1)	Represents the ending percentage of loans in default.

ARCH CAPITAL	72	2018 FORM 10-K

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2017:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2008 and prior	$26,140	10.3	$6,003	9.2	10.24%
2009	1,072	0.4	253	0.4	2.94%
2010	1,089	0.4	295	0.5	2.31%
2011	3,828	1.5	1,046	1.6	1.37%
2012	13,247	5.2	3,629	5.6	0.75%
2013	21,840	8.6	5,996	9.2	0.95%
2014	22,884	9.0	6,112	9.4	1.10%
2015	41,991	16.5	10,828	16.7	0.77%
2016	62,020	24.4	15,643	24.1	0.80%
2017	59,803	23.6	15,099	23.3	0.35%
Total	$253,914	100.0	$64,904	100.0	2.23%

(1)	Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at December 31, 2018 and 2017:

(U.S. Dollars in millions)	December 31,
	2018		2017
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$41,066	57.8	$37,794	58.2
680-739	23,954	33.7	21,213	32.7
620-679	5,485	7.7	5,159	7.9
<620	490	0.7	738	1.1
Total	$70,995	100.0	$64,904	100.0
Weighted average FICO score	743		743

Loan-to-Value (LTV):
95.01% and above	$7,918	11.2	$6,337	9.8
90.01% to 95.00%	39,370	55.5	36,174	55.7
85.01% to 90.00%	20,643	29.1	19,482	30.0
85.00% and below	3,064	4.3	2,911	4.5
Total	$70,995	100.0	$64,904	100.0
Weighted average LTV	93.0%		92.9%

Total RIF, net of external reinsurance	$55,755		$49,100

(U.S. Dollars in millions)	December 31,
	2018		2017
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,491	7.7	$5,151	7.9
California	4,505	6.3	3,803	5.9
Florida	3,541	5.0	2,881	4.4
Virginia	2,931	4.1	2,773	4.3
Georgia	2,573	3.6	2,331	3.6
North Carolina	2,505	3.5	2,410	3.7
Illinois	2,482	3.5	2,229	3.4
Washington	2,408	3.4	2,294	3.5
Maryland	2,407	3.4	2,234	3.4
Minnesota	2,400	3.4	2,165	3.3
Others	39,752	56.0	36,633	56.4
Total	$70,995	100.0	$64,904	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics for the years ended December 31, 2018 and 2017:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2018	2017
Rollforward of insured loans in default:
Beginning delinquent number of loans	27,068	29,691
New notices (1)	37,310	41,846
Cures	(39,896)	(38,413)
Paid claims	(3,817)	(6,056)
Ending delinquent number of loans (1)(2)	20,665	27,068

Ending number of policies in force (2)	1,289,295	1,213,382

Delinquency rate (1)(2)	1.60%	2.23%

Losses:
Number of claims paid	3,817	6,056
Total paid claims	$159,474	$265,924
Average per claim	$41.8	$43.9
Severity (3)	102.0%	103.4%
Average reserve per default (in thousands) (1)(2)	$17.4	$16.5

(1)	2018 year includes no new notices and approximately 200 ending delinquent loans at December 31, 2018 from areas impacted by the 2017 third quarter hurricanes.

(2)	Includes first lien primary and pool policies.

(3)	Represents total paid claims divided by RIF of loans for which claims were paid.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 13.0 to 1 at December 31, 2018, compared to 10.8 to 1 at December 31, 2017.
Ceded Reinsurance
In the normal course of business, our insurance and mortgage insurance operations cede a portion of their premium on a quota share or excess of loss basis through treaty or facultative reinsurance agreements. Our reinsurance operations also obtain

ARCH CAPITAL	73	2018 FORM 10-K

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
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 23.2% of gross premiums written for 2018, compared to 22.1% for 2017 and 22.5% for 2016. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding our ability to collect amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See “Risk Factors—Risks Relating to Our Company—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources—Financial Condition—Premiums Receivable and Reinsurance Recoverables” for further details.
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

ARCH CAPITAL	74	2018 FORM 10-K

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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2018:

	December 31, 2018
	Gross Amount	Acquisition Expenses	Net Amount
Other specialty	$248,580	$(59,304)	$189,276
Casualty	224,025	(71,613)	152,412
Property excluding property catastrophe	104,250	(32,656)	71,594
Marine and aviation	49,072	(13,084)	35,988
Property catastrophe	1,759	(103)	1,656
Other	80,295	(11,673)	68,622
Total	$707,981	$(188,433)	$519,548
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
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2018.
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

ARCH CAPITAL	75	2018 FORM 10-K

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
No premium deficiency charges were recorded by us during 2018, 2017 and 2016.
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

ARCH CAPITAL	76	2018 FORM 10-K

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
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 9, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2018 by valuation hierarchy.
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
For 2018, we recorded $2.8 million of credit related impairments in earnings, compared to $7.1 million in 2017 and $30.4 million in 2016. See note 8, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements in Item 8 for additional information.
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

ARCH CAPITAL	77	2018 FORM 10-K

FINANCIAL CONDITION

Investable Assets
At December 31, 2018, total investable assets held by Arch were $19.57 billion, excluding the $2.76 billion included in the ‘other’ segment (i.e., attributable to Watford Re).
Investable Assets Held by Arch
The Finance, Investment and Risk Committee (“FIR”) of our board of directors establishes our investment policies and sets the parameters for creating guidelines for our investment managers. The FIR reviews the implementation of the investment strategy on a regular basis. Our current approach stresses preservation of capital, market liquidity and diversification of risk. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may expand into areas which are not currently part of our investment strategy. Our Chief Investment Officer administers the investment portfolio, oversees our investment managers and formulates investment strategy in conjunction with the FIR.

The following table summarizes the fair value of investable assets held by Arch (i.e., excluding the ‘other’ segment):

Investable assets (1):	Estimated Fair Value	% of Total
December 31, 2018
Fixed maturities (2)	$14,881,902	76.1
Short-term investments (2)	995,926	5.1
Cash	583,027	3.0
Equity securities (2)	368,843	1.9
Other investments (2)	1,261,525	6.4
Investments accounted for using the equity method	1,493,791	7.6
Securities transactions entered into but not settled at the balance sheet date	(18,153)	(0.1)
Total investable assets held by Arch	$19,566,861	100.0

Average effective duration (in years)	3.38
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.89%

December 31, 2017
Fixed maturities (2)	$14,798,213	75.1
Short-term investments (2)	1,509,713	7.7
Cash	551,696	2.8
Equity securities (2)	576,040	2.9
Other investments (2)	1,476,960	7.5
Investments accounted for using the equity method	1,041,322	5.3
Securities transactions entered into but not settled at the balance sheet date	(237,523)	(1.2)
Total investable assets held by Arch	$19,716,421	100.0

Average effective duration (in years)	2.83
Average S&P/Moody’s credit ratings (3)	AA-/Aa2
Embedded book yield (4)	2.32%

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
At December 31, 2018, approximately $14.08 billion, or 72%, of total investable assets held by Arch were internally managed, compared to $13.73 billion, or 70%, at December 31, 2017.

ARCH CAPITAL	78	2018 FORM 10-K

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
December 31, 2018
Corporate bonds	$5,735,526	38.5
Mortgage backed securities	535,763	3.6
Municipal bonds	1,012,308	6.8
Commercial mortgage backed securities	729,442	4.9
U.S. government and government agencies	3,601,269	24.2
Non-U.S. government securities	1,713,891	11.5
Asset backed securities	1,553,703	10.4
Total	$14,881,902	100.0

December 31, 2017
Corporate bonds	$4,787,272	32.4
Mortgage backed securities	328,924	2.2
Municipal bonds	2,158,840	14.6
Commercial mortgage backed securities	545,817	3.7
U.S. government and government agencies	3,484,257	23.5
Non-U.S. government securities	1,704,337	11.5
Asset backed securities	1,788,766	12.1
Total	$14,798,213	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
December 31, 2018
U.S. government and gov’t agencies (1)	$4,194,676	28.2
AAA	3,551,039	23.9
AA	2,129,336	14.3
A	3,069,656	20.6
BBB	1,251,205	8.4
BB	275,201	1.8
B	183,614	1.2
Lower than B	61,271	0.4
Not rated	165,904	1.1
Total	$14,881,902	100.0

December 31, 2017
U.S. government and gov’t agencies (1)	$3,771,835	25.5
AAA	4,080,808	27.6
AA	2,440,864	16.5
A	2,470,936	16.7
BBB	1,157,136	7.8
BB	313,286	2.1
B	254,011	1.7
Lower than B	77,543	0.5
Not rated	231,794	1.6
Total	$14,798,213	100.0

(1)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2018
0-10%	$8,722,837	$(190,170)	92.5
10-20%	87,188	(13,012)	6.3
20-30%	3,359	(1,058)	0.5
Greater than 30%	2,363	(1,266)	0.6
Total	$8,815,747	$(205,506)	100.0

December 31, 2017
0-10%	$9,598,768	$(93,057)	87.6
10-20%	82,638	(11,269)	10.6
20-30%	2,108	(671)	0.6
Greater than 30%	1,881	(1,184)	1.1
Total	$9,685,395	$(106,181)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2018, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
JPMorgan Chase & Co.	$203,200	A-/A1
Bank of America Corporation	190,088	A-/A3
Wells Fargo & Company	171,886	A/Aa3
Apple Inc.	164,486	AA+/Aa1
Citigroup Inc.	152,321	A/A2
Nestle S.A.	114,889	AA-/Aa2
Daimler AG	108,692	A/A2
Morgan Stanley	102,420	BBB+/A3
The Goldman Sachs Group, Inc.	94,379	BBB+/A3
Deere & Company	91,792	A/A2
Total	$1,394,153

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	79	2018 FORM 10-K

The following table provides information on our structured securities, which include residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2018
RMBS	$488,862	$15,410	$31,491	$535,763
CMBS	104,547	602,865	22,030	729,442
ABS	—	1,485,150	68,553	1,553,703
Total	$593,409	$2,103,425	$122,074	$2,818,908

Dec. 31, 2017
RMBS	$284,466	$14,581	$29,877	$328,924
CMBS	3,112	465,980	76,725	545,817
ABS	—	1,691,232	97,534	1,788,766
Total	$287,578	$2,171,793	$204,136	$2,663,507
The following table provides information on the fair value of our Eurozone investments at December 31, 2018:

Country (1)	Sovereign (2)	Corporate Bonds	Other (3)	Total
Germany	$338,409	$3,119	$45,834	$387,362
Netherlands	77,088	143,308	23,420	243,816
France	—	33,080	31,442	64,522
Luxembourg	—	10,858	12,555	23,413
Spain	—	1,324	8,144	9,468
Ireland	—	4,727	1,482	6,209
Finland	—	4,349	1,821	6,170
Italy	—	—	1,748	1,748
Austria	—	—	1,122	1,122
Portugal	—	—	897	897
Greece	74	—	496	570
Supranational (4)	—	—	—	—
Estonia	—	—	—	—
Total	$415,571	$200,765	$128,961	$745,297

(1)
The country allocations set forth in the table are based on various assumptions made by us in assessing the country in which the underlying credit risk resides, including a review of the jurisdiction of organization, business operations and other factors. Based on such analysis, we do not believe that we have any other Eurozone investments at December 31, 2018.

(2)	Includes securities issued and/or guaranteed by Eurozone governments.

(3)	Includes bank loans, equities and other.
At December 31, 2018, our investment portfolio included $368.8 million of equity securities, compared to $576.0 million at December 31, 2017. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors.

The following table summarizes our other investments:

	December 31,
	2018	2017
Available for sale securities:
Asia and emerging markets	$—	$135,140
Investment grade fixed income	—	53,878
Credit related funds	—	18,365
Other	—	57,606
Total available for sale (1)	—	264,989
Fair value option:
Term loan investments (par value: $288,841 and $326,339)	281,635	326,085
Lending	524,112	399,099
Credit related funds	152,361	132,131
Energy	117,509	132,709
Investment grade fixed income	101,902	102,347
Infrastructure	45,371	82,291
Private equity	24,383	23,593
Real estate	14,252	13,716
Total fair value option	1,261,525	1,211,971
Total	$1,261,525	$1,476,960

(1)
The Company reviewed the accounting treatment for three limited partnership investments which were accounted for as available for sale at December 31, 2017 during the 2018 first quarter and determined, based on reconsideration during the period of the Company’s percentage ownership, that the equity method of accounting was appropriate for such investments.

The following table summarizes our investments accounted for using the equity method:

	December 31,
	2018	2017
Credit related funds	$429,402	$263,034
Equities	375,273	292,762
Real estate	232,647	176,328
Lending	125,041	66,093
Private equity	114,019	96,310
Infrastructure	113,748	99,338
Energy	103,661	47,457
Total	$1,493,791	$1,041,322
Our investment strategy allows for the use of derivative instruments. We utilize various derivative instruments such as futures contracts to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under our investment guidelines if implemented in other ways. See note 10, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 9, “Fair Value,” to our consolidated financial statements in Item

ARCH CAPITAL	80	2018 FORM 10-K

8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2018 and 2017 segregated by level in the fair value hierarchy.
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford Re. The board of directors of Watford Re establishes their investment policies and guidelines. Watford Re’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.
The following table summarizes investable assets in the ‘other’ segment:

	December 31,
	2018	2017
Investments accounted for using the fair value option:
Other investments	$1,050,414	$924,410
Fixed maturities	922,819	1,177,033
Short-term investments	282,131	256,755
Equity securities	56,638	67,868
Total	2,312,002	2,426,066
Fixed maturities available for sale, at fair value	393,351	—
Equity securities	32,206	—
Cash	63,529	54,503
Securities sold but not yet purchased	(7,790)	(34,375)
Securities transactions entered into but not settled at the balance sheet date	(35,635)	(6,127)
Total investable assets included in ‘other’ segment	$2,757,663	$2,440,067
Reinsurance Recoverables
At December 31, 2018 and 2017, approximately 63.0% and 69.9% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $2.92 billion and $2.54 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 37.0% and 30.1%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at December 31, 2018 and 2017. The largest reinsurance recoverables from any one carrier was approximately 2.7% and 2.2%, respectively, of total shareholders’ equity available to Arch at December 31, 2018 and 2017.

The following table details our reinsurance recoverables at December 31, 2018:

	% of Total	A.M. Best Rating (1)
Everest Reinsurance Company	6.4	A+
Munich Reinsurance America, Inc.	5.1	A+
Hannover Rückversicherung AG	4.7	A+
Swiss Reinsurance America Corporation	4.3	A+
XL Catlin plc	4.1	A+
Partner Reinsurance Company of the U.S.	4.1	A
Transatlantic Reinsurance Company	3.4	A+
Berkley Insurance Company	3.1	A+
Lloyd’s syndicates (2)	2.9	A
Liberty Mutual Insurance Company	2.5	A
Renaissance Reinsurance	2.2	A
All other -- fully collateralized reinsurers (3)	12.9	NR
All other -- “A-” or better	20.0
All other -- not rated (4)	24.3
Total	100.0

(1)
The financial strength ratings are as of February 4, 2019 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.”

(2)	The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.

(3)	Such amount is fully collateralized through reinsurance trusts.

(4)	Over 90% of such amount is collateralized through reinsurance trusts or letters of credit.

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

ARCH CAPITAL	81	2018 FORM 10-K

Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $9.44 billion at December 31, 2018, compared to $9.20 billion at December 31, 2017. The increase in 2018 was primarily attributable to underwriting results, partially offset by share repurchases.
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	December 31,
	2018	2017
Total shareholders’ equity available to Arch	$9,439,827	$9,196,602
Less preferred shareholders’ equity	780,000	872,555
Common shareholders’ equity available to Arch	$8,659,827	$8,324,047
Common shares and common share equivalents outstanding, net of treasury shares (1)	402,454,834	409,956,417
Book value per share	$21.52	$20.30

(1)	Excludes the effects of 20,076,593 and 19,770,174 stock options and 1,307,304 and 913,488 restricted stock units outstanding at December 31, 2018 and 2017, respectively.

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
In 2018, Arch Capital received dividends of $398.7 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer. In 2018, Arch-U.S. received $25.0 million of dividends from Arch Re U.S., our U.S. licensed reinsurer, and $525.0 million of dividends from Arch U.S. MI Holdings. Arch U.S. MI Holdings received aggregate dividends and return of capital from subsidiaries of $971.1 million in 2018.  Arch U.S. MI

Holdings used such proceeds to pay down $375.0 million of its revolving credit agreement borrowings and pay dividends to Arch-U.S.
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

ARCH CAPITAL	82	2018 FORM 10-K

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
Restricted Assets
Our insurance, reinsurance and mortgage insurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2018 and 2017, such amounts approximated $6.76 billion and $6.01 billion, respectively, excluding amounts related to the ‘other’ segment.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in ventures such as Watford Re and others may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $1.77 billion at December 31, 2018 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment:

	Year Ended December 31,
	2018	2017	2016
Total cash provided by (used for):
Operating activities	$1,331,278	$809,580	$1,103,529
Investing activities	(268,734)	(884,452)	(2,597,738)
Financing activities	(987,679)	(166,829)	1,830,042
Effects of exchange rate changes on foreign currency cash	(16,383)	15,584	(14,005)
Increase (decrease) in cash	$58,482	$(226,117)	$321,828
•Cash provided by operating activities for 2018 was higher than in 2017, primarily reflecting an increase in premiums collected, a lower level of net losses paid and lower purchases of tax and loss bonds. The 2017 period reflected a higher level of paid losses and purchases of tax and loss bonds, while 2016 reflected lower net losses paid.
•Cash used for investing activities for 2018 was lower than in 2017, reflecting changes in cash collateral related to securities lending for both. Activity for 2016 reflected our acquisition of UGC, which closed on December 31, 2016.
•Cash used for financing activities for 2018 was higher than the cash used in 2017, reflecting share repurchases of $282.8

ARCH CAPITAL	83	2018 FORM 10-K

million, a $375 million repayment of borrowing on our revolving credit and changes in cash collateral related to securities lending. Activity for 2017 reflected changes in cash collateral related to securities lending and a $125 million repayment of borrowing on our revolving credit agreement. Cash provided by financing activities for 2016 reflected various capital raising activity, such as the issuance of $950.0 million of senior notes and $450.0 million of preferred shares combined with $400.0 million of borrowings under our revolving credit facility in order to fund some of the cash consideration portion of the UGC acquisition.
Investments
At December 31, 2018, our investable assets were $19.57 billion, excluding the $2.76 billion of investable assets related to the ‘other’ segment. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities.
Changes in general economic conditions, including new or continued sovereign debt concerns in Eurozone countries or downgrades of U.S. securities by credit rating agencies, could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations and, in particular, this could have a material adverse effect on the value and liquidity of securities in our investment portfolio. Our investment portfolio as of December 31, 2018 included $415.6 million of securities issued and/or guaranteed by Eurozone governments at fair value, $3.60 billion of obligations of the U.S. government and government agencies at fair value and $1.01 billion of municipal bonds at fair value. Please refer to Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.

CAPITAL RESOURCES

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	December 31,
	2018	2017
Debt:
Senior notes, due May 2034	$300,000	$300,000
Arch-U.S. senior notes, due Nov 2043 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2026 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2046 (1)	450,000	450,000
Deferred debt issuance costs on senior notes	(16,472)	(17,116)
Revolving credit agreement borrowings due Oct 2021 (2)	—	375,000
Total	$1,733,528	$2,107,884

Shareholders’ equity available to Arch:
Series C non-cumulative preferred shares (3)	—	92,555
Series E non-cumulative preferred shares	450,000	450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	8,659,827	8,324,047
Total	$9,439,827	$9,196,602

Total capital available to Arch	$11,173,355	$11,304,486

Senior notes to total capital (%)	15.5	15.3
Revolving credit agreement borrowings to total capital (%)	—	3.3
Debt to total capital (%)	15.5	18.6
Preferred to total capital (%)	7.0	7.7
Debt and preferred to total capital (%)	22.5	26.4

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	$500 million unsecured facility for revolving loans and letters of credit.

(3)	Redeemed on January 2, 2018.

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
See note 17, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit

ARCH CAPITAL	84	2018 FORM 10-K

agreement borrowings. For additional information on our preferred shares, see note 19, “Shareholders’ Equity,” to our consolidated financial statements in Item 8.
During 2018, 2017 and 2016, we made interest payments of $100.1 million, $103.7 million and $50.4 million, respectively, related to our senior notes and other financing arrangements.
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of

December 31, 2018 with a PMIER sufficiency ratio of 141%, compared to 129% at December 31, 2017.
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
Arch Capital, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Historically, our U.S.-based insurance, reinsurance and mortgage insurance subsidiaries have entered into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. The reinsurance agreements between our U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Re Bermuda were canceled on a cutoff basis as of January 1, 2018. As a result, the level of subject business ceded to Arch Re Bermuda was substantially lower in 2018 than in prior periods.
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

ARCH CAPITAL	85	2018 FORM 10-K

Share Repurchase Program
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2018, Arch Capital has repurchased approximately 386.2 million common shares for an aggregate purchase price of $3.97 billion. At December 31, 2018, approximately $163.7 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

ARCH CAPITAL	86	2018 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.
Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2018:

	Payment due by period
	Total	2019	2020 and 2021	2022 and 2023	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$10,820,538	$2,782,107	$3,247,828	$1,719,215	$3,071,388
Deposit accounting liabilities (2)	15,739	7,640	1,149	1,625	5,325
Contractholder payables (3)	2,079,111	674,417	720,908	288,657	395,129
Operating lease obligations	193,151	31,088	59,842	47,476	54,745
Purchase obligations	39,471	23,224	15,925	315	7
Contingent consideration liabilities (4)	68,215	58,000	10,215	—	—
Investing activities
Unfunded investment commitments (5)	1,765,282	1,765,282	—	—	—
Financing activities
Securities lending payable (6)	274,125	274,125	—	—	—
Senior notes (including interest payments)	3,525,752	90,465	180,929	180,929	3,073,429
Capital lease obligations	13,070	6,204	6,866	—	—
Total contractual obligations and commitments	$18,794,454	$5,712,552	$4,243,662	$2,238,217	$6,600,023

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

Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.
On October 26, 2016, Arch Capital and certain of its subsidiaries entered into an $850.0 million five-year credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $350.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Subject to the receipt of commitments, the Secured Facility may be increased by up to an aggregate of $350.0 million, and the Unsecured Facility may be increased to an amount not to exceed $750.0 million. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of Arch Capital. Secured letters of credit are available for issuance on behalf of Arch Capital insurance and reinsurance subsidiaries. The Credit Facility is structured such

ARCH CAPITAL	87	2018 FORM 10-K

that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations.
The Credit Facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, consolidated tangible net worth, minimum shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2018.
Commitments under the Credit Facility will expire on October 26, 2021, and all loans then outstanding must be repaid. Letters of credit issued under the Unsecured Facility will not have an expiration date later than October 26, 2022.
Under the $350.0 million secured letter of credit facility, Arch Capital’s subsidiaries had $174.8 million of letters of credit outstanding and remaining capacity of $175.2 million at December 31, 2018. In addition, certain of Arch Capital’s subsidiaries had outstanding letters of credit of $167.5 million, which were issued in the normal course of business. When issued, these letters of credit are secured by a portion of the investment portfolio. At December 31, 2018, these letters of credit were secured by investments with a fair value of $362.0 million.
The Company’s outstanding revolving credit agreement borrowings were as follows:

	Year Ended December 31,
	2018	2017
Arch-U.S.	$—	$375,000
Total revolving credit agreement borrowings	$—	$375,000
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

ARCH CAPITAL	88	2018 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2019, our modeled peak zone catastrophe exposure is a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $374 million, followed by windstorms affecting Florida Tri-County and the Gulf of Mexico with net probable maximum pre-tax losses of $330 million and $299 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of January 1, 2019, our modeled peak zone earthquake exposure (San Francisco area earthquake) represented approximately 77% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch (total shareholders’ equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time.  Based on in-force exposure estimated as of January 1, 2019, our modeled RDS loss was less than 12% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and after income tax. Catastrophe loss estimates are reflective of the zone indicated

ARCH CAPITAL	89	2018 FORM 10-K

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
OFF-BALANCE SHEET ARRANGEMENTS

We have entered into various aggregate excess of loss reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda. These are special purpose variable interest entities that are not consolidated in our financial results because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of December 31, 2018, our estimated off-balance sheet maximum exposure to loss from such entities was $11.2 million. See note 11, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for additional information.
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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2018. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2018 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2018 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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

ARCH CAPITAL	90	2018 FORM 10-K

movements may differ materially from the amounts set forth in the following tables.
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2018 and 2017:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2018
Total fair value	$19.23	$18.91	$18.62	$18.30	$17.98
Change from base	3.3%	1.6%		(1.7)%	(3.4)%
Change in unrealized value	$0.61	$0.30		$(0.32)	$(0.63)
Dec. 31, 2017
Total fair value	$19.11	$18.85	$18.59	$18.33	$18.09
Change from base	2.8%	1.4%		(1.4)%	(2.7)%
Change in unrealized value	$0.52	$0.26		$(0.26)	$(0.50)
In addition, we consider the effect of credit spread movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investments accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As credit spreads widen, the fair value of our fixed income securities falls, and the converse is also true.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2018 and 2017:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2018
Total fair value	$19.08	$18.84	$18.62	$18.39	$18.15
Change from base	2.5%	1.2%		(1.2)%	(2.5)%
Change in unrealized value	$0.47	$0.22		$(0.22)	$(0.47)
Dec. 31, 2017
Total fair value	$18.96	$18.77	$18.59	$18.40	$18.22
Change from base	2.0%	1.0%		(1.0)%	(2.0)%
Change in unrealized value	$0.37	$0.19		$(0.19)	$(0.37)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2018, our portfolio’s VaR was estimated to be 3.02%, compared to an estimated 3.10% at December 31, 2017.
Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2018 and 2017, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $368.8 million and $576.0 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $36.9 million and $57.6 million at December 31, 2018 and 2017, respectively, and would have decreased book value per share by approximately $0.09 and $0.14, respectively.
Investment-Related Derivatives. At December 31, 2018, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $4.95 billion, compared to $2.44 billion at December 31, 2017. If the underlying exposure of each investment-related derivative held at December 31, 2018 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $49.5 million, and a decrease in book value per share of $0.12, compared to $24.4 million and $0.06, respectively, on investment-related derivatives held at December 31, 2017. If the underlying exposure of each investment-related derivative held at December 31, 2018 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $49.5 million, and an increase in book value per share of $0.12, compared to $24.4 million and $0.06, respectively, on investment-related derivatives held at December 31, 2017. See note 10, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
For further discussion on investment activity, please refer to “—Financial Condition, Liquidity and Capital Resources—Financial Condition—Investable Assets.”
Foreign Currency Exchange Risk
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign

ARCH CAPITAL	91	2018 FORM 10-K

currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of local currencies other than the U.S. Dollar. We generally hold investments in foreign currencies which are intended to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities. We may also utilize foreign currency forward contracts and currency options as part of our investment strategy. See note 10, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional information.
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	December 31, 2018	December 31, 2017
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(561,311)	$401,966
Shareholders’ equity denominated in foreign currencies (1)	478,678	345,743
Net foreign currency forward contracts outstanding (2)	241,442	(123,732)
Net exposures denominated in foreign currencies	$158,809	$623,977

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(15,881)	$(62,398)
Book value per share	$(0.04)	$(0.15)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$15,881	$62,398
Book value per share	$0.04	$0.15

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.

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

ARCH CAPITAL	92	2018 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	93	2018 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018,based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ARCH CAPITAL	94	2018 FORM 10-K

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2019

We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	95	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2018	2017
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $14,829,902 and $13,869,460)	$14,699,010	$13,876,003
Short-term investments available for sale, at fair value (amortized cost: $956,238 and $1,468,955)	955,880	1,469,042
Collateral received under securities lending, at fair value (amortized cost: $274,125 and $476,605)	274,133	476,615
Equity securities, at fair value	338,899	495,804
Other investments available for sale, at fair value (cost: $0 and $198,163)	—	264,989
Investments accounted for using the fair value option	3,983,571	4,216,237
Investments accounted for using the equity method	1,493,791	1,041,322
Total investments	21,745,284	21,840,012

Cash	646,556	606,199
Accrued investment income	114,641	113,133
Securities pledged under securities lending, at fair value (amortized cost: $266,786 and $463,181)	268,395	464,917
Premiums receivable	1,299,150	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,919,372	2,540,143
Contractholder receivables	2,079,111	1,978,414
Ceded unearned premiums	975,469	926,611
Deferred acquisition costs	569,574	535,824
Receivable for securities sold	36,246	205,536
Goodwill and intangible assets	634,920	652,611
Other assets	929,611	1,053,009
Total assets	$32,218,329	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$11,853,297	$11,383,792
Unearned premiums	3,753,636	3,622,314
Reinsurance balances payable	393,107	323,496
Contractholder payables	2,079,111	1,978,414
Collateral held for insured obligations	236,630	240,183
Senior notes	1,733,528	1,732,884
Revolving credit agreement borrowings	455,682	816,132
Securities lending payable	274,125	476,605
Payable for securities purchased	90,034	449,186
Other liabilities	911,500	782,717
Total liabilities	21,780,650	21,805,723

Commitments and Contingencies
Redeemable noncontrolling interests	206,292	205,922

Shareholders’ Equity
Non-cumulative preferred shares	780,000	872,555
Convertible non-voting common equivalent preferred shares	—	489,627
Common shares ($0.0011 par, shares issued: 570,737,283 and 549,872,226)	634	611
Additional paid-in capital	1,793,781	1,230,617
Retained earnings	9,426,299	8,562,889
Accumulated other comprehensive income (loss), net of deferred income tax	(178,720)	118,044
Common shares held in treasury, at cost (shares: 168,282,449 and 156,938,409)	(2,382,167)	(2,077,741)
Total shareholders' equity available to Arch	9,439,827	9,196,602
Non-redeemable noncontrolling interests	791,560	843,411
Total shareholders' equity	10,231,387	10,040,013
Total liabilities, noncontrolling interests and shareholders' equity	$32,218,329	$32,051,658

See Notes to Consolidated Financial Statements

ARCH CAPITAL	96	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2018	2017	2016
Revenues
Net premiums written	$5,346,747	$4,961,373	$4,031,391
Change in unearned premiums	(114,772)	(116,841)	(146,569)
Net premiums earned	5,231,975	4,844,532	3,884,822
Net investment income	563,633	470,872	366,742
Net realized gains (losses)	(405,344)	149,141	137,586

Other-than-temporary impairment losses	(2,829)	(7,138)	(30,794)
Less investment impairments recognized in other comprehensive income, before taxes	—	—	352
Net impairment losses recognized in earnings	(2,829)	(7,138)	(30,442)

Other underwriting income	15,073	30,253	57,173
Equity in net income of investments accounted for using the equity method	45,641	142,286	48,475
Other income (loss)	2,419	(2,571)	(800)
Total revenues	5,450,568	5,627,375	4,463,556

Expenses
Losses and loss adjustment expenses	2,890,106	2,967,446	2,185,599
Acquisition expenses	805,135	775,458	667,625
Other operating expenses	677,809	684,451	624,090
Corporate expenses	78,994	83,752	81,746
Amortization of intangible assets	105,670	125,778	19,343
Interest expense	120,484	117,431	66,252
Net foreign exchange losses (gains)	(69,402)	115,782	(36,651)
Total expenses	4,608,796	4,870,098	3,608,004

Income before income taxes	841,772	757,277	855,552

Income taxes:
Current tax (benefit) expense	85,863	(45,736)	50,745
Deferred tax expense (benefit)	28,088	173,304	(19,371)
Income tax expense	113,951	127,568	31,374

Net income	$727,821	$629,709	$824,178
Net (income) loss attributable to noncontrolling interests	30,150	(10,431)	(131,440)
Net income available to Arch	757,971	619,278	692,738
Preferred dividends	(41,645)	(46,041)	(28,070)
Loss on redemption of preferred shares	(2,710)	(6,735)	—
Net income available to Arch common shareholders	$713,616	$566,502	$664,668

Net income per common share and common share equivalent
Basic	$1.76	$1.40	$1.83
Diluted	$1.73	$1.36	$1.78

Weighted average common shares and common share equivalents outstanding
Basic	404,347,621	404,138,364	362,376,342
Diluted	412,906,478	417,785,025	374,152,479

See Notes to Consolidated Financial Statements

ARCH CAPITAL	97	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2018	2017	2016
Comprehensive Income
Net income	$727,821	$629,709	$824,178
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	(270,057)	252,904	(21,013)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(352)
Reclassification of net realized gains, net of income taxes, included in net income	144,573	(67,863)	(56,361)
Foreign currency translation adjustments	(24,830)	47,014	(20,381)
Comprehensive income	577,507	861,764	726,071
Net (income) loss attributable to noncontrolling interests	30,150	(10,431)	(131,440)
Other comprehensive (income) loss attributable to noncontrolling interests	3,346	530	68
Comprehensive income available to Arch	$611,003	$851,863	$594,699

See Notes to Consolidated Financial Statements

ARCH CAPITAL	98	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2018	2017	2016
Non-cumulative preferred shares
Balance at beginning of year	$872,555	$772,555	$325,000
Preferred shares issued	—	330,000	450,000
Preferred shares redeemed	(92,555)	(230,000)	(2,445)
Balance at end of year	780,000	872,555	772,555

Convertible non-voting common equivalent preferred shares
Balance at beginning of year	489,627	1,101,304	—
Series D preferred shares issued	—	—	1,101,304
Preferred shares converted to common shares	(489,627)	(611,677)	—
Balance at end of year	—	489,627	1,101,304

Common shares
Balance at beginning of year	611	582	577
Common shares issued, net	23	29	5
Balance at end of year	634	611	582

Additional paid-in capital
Balance at beginning of year	1,230,617	531,687	467,339
Preferred shares converted to common shares	489,608	611,653	—
Other changes	73,556	87,277	64,348
Balance at end of year	1,793,781	1,230,617	531,687

Retained earnings
Balance at beginning of year	8,562,889	7,996,701	7,332,032
Cumulative effect of an accounting change (see Note 3)	149,794	(314)	—
Balance at beginning of year, as adjusted	8,712,683	7,996,387	7,332,032
Net income	727,821	629,709	824,178
Net (income) loss attributable to noncontrolling interests	30,150	(10,431)	(131,439)
Preferred share dividends	(41,645)	(46,041)	(28,070)
Loss on redemption of preferred shares	(2,710)	(6,735)	—
Balance at end of year	9,426,299	8,562,889	7,996,701

Accumulated other comprehensive income (loss)
Balance at beginning of year	118,044	(114,541)	(16,502)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	157,400	(27,641)	50,085
Cumulative effect of an accounting change (see Note 3)	(149,794)	—	—
Balance at beginning of year, as adjusted	7,606	(27,641)	50,085
Unrealized holding gains (losses) during period, net of reclassification adjustment	(125,484)	185,041	(77,374)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	3,700	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	—	—	(352)
Balance at end of year	(114,178)	157,400	(27,641)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(39,356)	(86,900)	(66,587)
Foreign currency translation adjustments	(24,830)	47,014	(20,381)
Foreign currency translation adjustments attributable to noncontrolling interests	(356)	530	68
Balance at end of year	(64,542)	(39,356)	(86,900)
Balance at end of year	(178,720)	118,044	(114,541)

Common shares held in treasury, at cost
Balance at beginning of year	(2,077,741)	(2,034,570)	(1,941,904)
Shares repurchased for treasury	(304,426)	(43,171)	(92,666)
Balance at end of year	(2,382,167)	(2,077,741)	(2,034,570)

Total shareholders’ equity available to Arch	9,439,827	9,196,602	8,253,718
Non-redeemable noncontrolling interests	791,560	843,411	851,854
Total shareholders’ equity	$10,231,387	$10,040,013	$9,105,572

See Notes to Consolidated Financial Statements

ARCH CAPITAL	99	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$727,821	$629,709	$824,178
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	387,550	(174,517)	(178,507)
Net impairment losses recognized in earnings	2,829	7,138	30,442
Equity in net income or loss of investments accounted for using the equity method and other income or loss	36,694	(79,540)	5,644
Amortization of intangible assets	105,670	125,778	19,343
Share-based compensation	55,776	67,798	56,581
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	243,734	614,534	372,244
Unearned premiums, net of ceded unearned premiums	114,772	116,841	146,569
Premiums receivable	(211,296)	(31,405)	(71,613)
Deferred acquisition costs	(37,847)	(78,378)	(38,597)
Reinsurance balances payable	73,438	8,529	31,542
Other items, net	60,181	(111,609)	179,603
Net cash provided by operating activities	1,559,322	1,094,878	1,377,429

Investing Activities
Purchases of fixed maturity investments	(33,327,660)	(36,806,913)	(35,532,810)
Purchases of equity securities	(1,001,149)	(1,021,016)	(665,702)
Purchases of other investments	(2,014,622)	(2,020,624)	(1,389,406)
Proceeds from sales of fixed maturity investments	31,513,271	35,686,779	34,559,966
Proceeds from sales of equity securities	1,118,445	1,056,401	751,728
Proceeds from sales, redemptions and maturities of other investments	1,561,958	1,528,617	1,149,328
Proceeds from redemptions and maturities of fixed maturity investments	892,755	907,417	755,007
Net settlements of derivative instruments	44,699	(28,563)	(17,068)
Net (purchases) sales of short-term investments	485,473	(734,554)	(123,410)
Change in cash collateral related to securities lending	180,883	12,540	(155,248)
Acquisitions, net of cash	—	—	(1,992,720)
Purchases of fixed assets	(29,809)	(22,841)	(15,303)
Other	21,736	90,875	(27,795)
Net cash provided by (used for) investing activities	(554,020)	(1,351,882)	(2,703,433)

Financing Activities
Proceeds from issuance of preferred shares, net	—	319,694	434,899
Redemption of preferred shares	(92,555)	(230,000)	(2,445)
Purchases of common shares under share repurchase program	(282,762)	—	(75,256)
Proceeds from common shares issued, net	(7,608)	(21,048)	(2,418)
Proceeds from borrowings	218,259	253,415	1,386,741
Repayments of borrowings	(576,401)	(197,000)	(219,171)
Change in cash collateral related to securities lending	(180,883)	(12,540)	155,248
Dividends paid to redeemable noncontrolling interests	(17,989)	(17,989)	(17,989)
Other	(7,226)	(51,896)	4,130
Preferred dividends paid	(41,645)	(46,041)	(28,070)
Net cash provided by (used for) financing activities	(988,810)	(3,405)	1,635,669

Effects of exchange rate changes on foreign currency cash and restricted cash	(19,133)	18,124	(21,191)

Increase (decrease) in cash and restricted cash	(2,641)	(242,285)	288,474
Cash and restricted cash, beginning of year	727,284	969,569	681,095
Cash and restricted cash, end of year	$724,643	$727,284	$969,569

Income taxes paid	$(980)	$51,781	$50,621
Interest paid	$119,775	$117,374	$63,288
Non-cash consideration paid in convertible non-voting common equivalent preferred shares	$—	$—	$1,101,304

See Notes to Consolidated Financial Statements

ARCH CAPITAL	100	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Arch Capital Group Ltd. (“Arch Capital”) is a Bermuda public limited liability company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries.
As used herein, the “Company” means Arch Capital and its subsidiaries. Similarly, “Common Shares” means the common shares of Arch Capital. The Company’s consolidated financial statements include the results of Watford Holdings Ltd., and its wholly owned subsidiaries (“Watford Re”). See note 11, “Variable Interest Entity and Noncontrolling Interests”.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2.    Business Acquired

McNeil
On December 6, 2018, the Company closed the acquisition of McNeil & Co. (“McNeil”), a nationwide leader in specialized risk management and insurance programs headquartered in Cortland, New York.
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
In 2018, the shareholders approved a three-for-one stock split of the Company's common shares. All historical share and per share amounts reflect the effect of the stock split.
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

ARCH CAPITAL	101	2018 FORM 10-K

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

ARCH CAPITAL	102	2018 FORM 10-K

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
No premium deficiency charges were recorded by the Company during 2018, 2017 or 2016.
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

ARCH CAPITAL	103	2018 FORM 10-K

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
(e) Reinsurance Ceded
In the normal course of business, the Company purchases reinsurance to increase capacity and to limit the impact of individual losses and events on its underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses pro rata, excess of loss and facultative reinsurance contracts. Reinsurance ceding commissions that represent a recovery of acquisition costs are recognized as a reduction to acquisition costs while the remaining portion is deferred. The accompanying consolidated statement of income reflects premiums and losses and loss adjustment expenses and acquisition costs, net of reinsurance ceded. See note 7, “Reinsurance” for information on the Company's reinsurance usage. Reinsurance premiums ceded and unpaid losses and loss adjustment expenses recoverable are estimated in a manner consistent with that of the original policies issued and the terms of the reinsurance contracts. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
(f) Cash
Cash includes cash equivalents, which are investments with original maturities of three months or less that are not managed by external or internal investment advisors.

(g) Investments
The Company currently classifies substantially all of its fixed maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value (also known as fair value) with the changes in fair value recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity. The fair value of fixed maturity securities and equities securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of external and internal investment managers.
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
The Company’s investment portfolio includes certain funds that, due to their ownership structure, are accounted for by the Company using the equity method. In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the fair value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Changes in the carrying value of such investments are recorded in net income as “Equity in net income (loss) of investments accounted for using the equity method.” As such, fluctuations in the carrying value of the investments accounted for using the equity method may increase the volatility of the Company’s reported results of operations.
The Company’s investment portfolio includes equity securities that are accounted for at fair value. Such holdings primarily include publicly traded common stocks. Dividend income on equities is reflected in net investment income. Changes in fair value on equity securities are included in “Net realized gains (losses)” in the consolidated statement of income.

ARCH CAPITAL	104	2018 FORM 10-K

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
When there are credit-related losses associated with debt securities for which the Company does not have an intent to sell and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, the amount of the OTTI related to a credit loss is recognized in earnings and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. See note 8, “Investment Information” for additional information.
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

ARCH CAPITAL	105	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2018, 2017, and 2016, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See note 10, “Derivative Instruments” for additional information.
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
(k) Foreign Exchange
Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the prevailing

ARCH CAPITAL	106	2018 FORM 10-K

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
(l) Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See note 14, “Income Taxes” for additional information.
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
(m) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s (i) time-based awards generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date and (ii) performance-based awards cliff vest after each three-year performance period based on achievement of the specified performance criteria. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome. During the recognition period compensation expense is accrued based on the performance condition that is probable of achievement. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See note 20, “Share-Based Compensation” for information relating to the Company’s share-based payment awards.
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

ARCH CAPITAL	107	2018 FORM 10-K

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
(q) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments and provides improved financial information to readers of the financial statements. Among other provisions focused on improving the recognition and measurement of financial instruments, the ASU significantly changes the income statement impact of equity instruments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any changes in fair value recognized in net income rather than other comprehensive income. Upon adoption of this ASU, the Company recorded a cumulative effect adjustment of $149.8 million in retained earnings and an offsetting decrease in accumulated other comprehensive income. The adoption of this ASU did not have a material impact on the Company's financial position, cash flows, or total comprehensive income, but may increase volatility in the Company's results of operations in future periods.
The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which creates a new comprehensive revenue recognition standard that serves as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts or financial instruments. The ASU also requires enhanced disclosures about revenue. The Company adopted the ASU using the modified retrospective method, whereby the cumulative effect of adoption was recognized as an adjustment to retained earnings at the date of initial application. The impact of the adoption of this ASU was not material, mostly because the accounting for insurance contracts is outside of the scope of ASU 2014-09.
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
The Company adopted ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which addresses several clarifications on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. Among several other cash flow issues, the ASU specifically addresses the classification of debt prepayment or debt issuance costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The ASU also provides a broader principle on identifying the type of activity of the cash flow item by focusing on the cash flow item’s nature and the predominant source or use of that item. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
The Company adopted ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory,” which requires entities to recognize current and deferred income tax resulting from an intra-entity asset transfer when the transfer occurs. Previously, recognition of income tax consequences under GAAP was not allowed until the asset had been sold to a third party. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ARCH CAPITAL	108	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” was issued in June, 2016. The ASU changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The ASU is effective for the 2020 first quarter, though early application is permitted in the 2019 first quarter, and should be applied on a modified retrospective basis for the majority of the provisions with a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption. Upon adoption, the Company expects the new standard to have an impact on certain type of investment securities, reinsurance recoverables and contractholder receivables. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements.
ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities,” was issued in March, 2017. This ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of the guidance requires a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
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
ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” was issued in June, 2018 to simplify the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU is effective for reporting periods beginning after December 15, 2018. The Company has granted share-based payment awards only to employees as defined by accounting guidance and does not expect this guidance to have a material impact on its consolidated financial statements.
ASU 2018-11,“Leases: Targeted Improvements (Topic 842),” was issued in July, 2018. This ASU will ease implementation of the lease standard (ASU 2016-02). The guidance provides an alternative transition method by which leases are recognized at the date of adoption. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company will adopt this alternative transition method as of January 1, 2019 for leases existing at the date of adoption. The Company will also elect certain practical expedients that allow the Company not to reassess existing leases under the new guidance. Based on the Company’s analysis, the primary impact of adoption will be the recognition of a right of use asset and a lease liability for operating leases pertaining to the Company’s real estate portfolio that are expected to represent less than one percent of the Company’s Total Assets and Total Liabilities, respectively.
ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” was issued in August, 2018. The ASU modifies the disclosure requirements on fair value measurement as part of the disclosure framework project with the objective to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in this update allow for removal of (1) the amount and reasons for transfer between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

ARCH CAPITAL	109	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40),” was issued in the 2018 third quarter. This ASU aligns the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
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

ARCH CAPITAL	110	2018 FORM 10-K

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

The mortgage segment includes the Company’s U.S. and international mortgage insurance and reinsurance operations as well as government sponsored enterprise (“GSE”) credit-risk sharing transactions. AMIC and UGRIC (combined “Arch MI U.S.”) are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.”
The corporate (non-underwriting) segment results include net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, income taxes and items related to the Company’s non-cumulative preferred shares. Such amounts exclude the results of the ‘other’ segment.
The ‘other’ segment includes the results of Watford Re (see note 11, “Variable Interest Entity and Noncontrolling Interests”). Watford Re has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	111	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,262,332	$1,912,522	$1,360,708	$6,534,423	$735,015	$6,961,004
Premiums ceded	(1,050,207)	(539,950)	(202,833)	(1,791,851)	(130,840)	(1,614,257)
Net premiums written	2,212,125	1,372,572	1,157,875	4,742,572	604,175	5,346,747
Change in unearned premiums	(6,464)	(111,356)	28,361	(89,459)	(25,313)	(114,772)
Net premiums earned	2,205,661	1,261,216	1,186,236	4,653,113	578,862	5,231,975
Other underwriting income (loss)	—	(682)	13,033	12,351	2,722	15,073
Losses and loss adjustment expenses	(1,520,680)	(846,882)	(81,289)	(2,448,851)	(441,255)	(2,890,106)
Acquisition expenses	(349,702)	(211,280)	(118,595)	(679,577)	(125,558)	(805,135)
Other operating expenses	(364,138)	(133,350)	(142,432)	(639,920)	(37,889)	(677,809)
Underwriting income (loss)	$(28,859)	$69,022	$856,953	897,116	(23,118)	873,998

Net investment income				437,958	125,675	563,633
Net realized gains (losses)				(284,429)	(120,915)	(405,344)
Net impairment losses recognized in earnings				(2,829)	—	(2,829)
Equity in net income (loss) of investments accounted for using the equity method				45,641	—	45,641
Other income (loss)				2,419	—	2,419
Corporate expenses				(58,608)	—	(58,608)
Transaction costs and other				(11,386)	(9,000)	(20,386)
Amortization of intangible assets				(105,670)	—	(105,670)
Interest expense				(101,019)	(19,465)	(120,484)
Net foreign exchange gains (losses)				58,711	10,691	69,402
Income (loss) before income taxes				877,904	(36,132)	841,772
Income tax expense				(113,924)	(27)	(113,951)
Net income (loss)				763,980	(36,159)	727,821
Dividends attributable to redeemable noncontrolling interests				—	(18,357)	(18,357)
Amounts attributable to nonredeemable noncontrolling interests				—	48,507	48,507
Net income (loss) available to Arch				763,980	(6,009)	757,971
Preferred dividends				(41,645)	—	(41,645)
Loss on redemption of preferred shares				(2,710)	—	(2,710)
Net income (loss) available to Arch common shareholders				$719,625	$(6,009)	$713,616

Underwriting Ratios
Loss ratio	68.9%	67.1%	6.9%	52.6%	76.2%	55.2%
Acquisition expense ratio	15.9%	16.8%	10.0%	14.6%	21.7%	15.4%
Other operating expense ratio	16.5%	10.6%	12.0%	13.8%	6.5%	13.0%
Combined ratio	101.3%	94.5%	28.9%	81.0%	104.4%	83.6%

Goodwill and intangible assets	$114,012	$—	$513,258	$627,270	$7,650	$634,920

Total investable assets				$19,566,861	$2,757,663	$22,324,524
Total assets				28,845,473	3,372,856	32,218,329
Total liabilities				19,518,395	2,262,255	21,780,650

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	112	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,081,086	$1,640,399	$1,368,138	$6,088,254	$600,304	$6,368,425
Premiums ceded	(958,646)	(465,925)	(256,796)	(1,679,998)	(47,187)	(1,407,052)
Net premiums written	2,122,440	1,174,474	1,111,342	4,408,256	553,117	4,961,373
Change in unearned premiums	(9,422)	(31,853)	(54,176)	(95,451)	(21,390)	(116,841)
Net premiums earned	2,113,018	1,142,621	1,057,166	4,312,805	531,727	4,844,532
Other underwriting income	—	11,336	15,737	27,073	3,180	30,253
Losses and loss adjustment expenses	(1,622,444)	(773,923)	(134,677)	(2,531,044)	(436,402)	(2,967,446)
Acquisition expenses, net	(323,639)	(221,250)	(100,598)	(645,487)	(129,971)	(775,458)
Other operating expenses	(359,524)	(146,663)	(146,336)	(652,523)	(31,928)	(684,451)
Underwriting income (loss)	$(192,589)	$12,121	$691,292	510,824	(63,394)	447,430

Net investment income				382,072	88,800	470,872
Net realized gains (losses)				148,798	343	149,141
Net impairment losses recognized in earnings				(7,138)	—	(7,138)
Equity in net income (loss) of investments accounted for using the equity method				142,286	—	142,286
Other income (loss)				(2,571)	—	(2,571)
Corporate expenses				(61,602)	—	(61,602)
Transaction costs and other				(22,150)	—	(22,150)
Amortization of intangible assets				(125,778)	—	(125,778)
Interest expense				(103,592)	(13,839)	(117,431)
Net foreign exchange gains (losses)				(113,345)	(2,437)	(115,782)
Income before income taxes				747,804	9,473	757,277
Income tax (expense) benefit				(127,547)	(21)	(127,568)
Net income				620,257	9,452	629,709
Dividends attributable to redeemable noncontrolling interests				—	(18,344)	(18,344)
Amounts attributable to nonredeemable noncontrolling interests				—	7,913	7,913
Net income (loss) available to Arch				620,257	(979)	619,278
Preferred dividends				(46,041)	—	(46,041)
Loss on redemption of preferred shares				(6,735)	—	(6,735)
Net income (loss) available to Arch common shareholders				$567,481	$(979)	$566,502

Underwriting Ratios
Loss ratio	76.8%	67.7%	12.7%	58.7%	82.1%	61.3%
Acquisition expense ratio	15.3%	19.4%	9.5%	15.0%	24.4%	16.0%
Other operating expense ratio	17.0%	12.8%	13.8%	15.1%	6.0%	14.1%
Combined ratio	109.1%	99.9%	36.0%	88.8%	112.5%	91.4%

Goodwill and intangible assets	$22,310	$211	$622,440	$644,961	$7,650	$652,611

Total investable assets				$19,716,421	$2,440,067	$22,156,488
Total assets				29,037,004	3,014,654	32,051,658
Total liabilities				19,959,574	1,846,149	21,805,723

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	113	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,027,049	$1,494,397	$499,725	$5,019,363	$535,094	$5,202,134
Premiums ceded	(954,768)	(440,541)	(108,259)	(1,501,760)	(21,306)	(1,170,743)
Net premiums written	2,072,281	1,053,856	391,466	3,517,603	513,788	4,031,391
Change in unearned premiums	1,623	2,376	(104,750)	(100,751)	(45,818)	(146,569)
Net premiums earned	2,073,904	1,056,232	286,716	3,416,852	467,970	3,884,822
Other underwriting income	—	36,403	17,024	53,427	3,746	57,173
Losses and loss adjustment expenses	(1,359,313)	(475,762)	(28,943)	(1,864,018)	(321,581)	(2,185,599)
Acquisition expenses, net	(304,050)	(212,258)	(21,790)	(538,098)	(129,527)	(667,625)
Other operating expenses	(350,260)	(142,616)	(96,672)	(589,548)	(25,163)	(614,711)
Underwriting income (loss)	$60,281	$261,999	$156,335	478,615	(4,555)	474,060

Net investment income				277,193	89,549	366,742
Net realized gains (losses)				69,586	68,000	137,586
Net impairment losses recognized in earnings				(30,442)	—	(30,442)
Equity in net income (loss) of investments accounted for using the equity method				48,475	—	48,475
Other income (loss)				(800)	—	(800)
Corporate expenses				(49,396)	—	(49,396)
Transaction costs and other				(41,729)	—	(41,729)
Amortization of intangible assets				(19,343)	—	(19,343)
Interest expense				(53,464)	(12,788)	(66,252)
Net foreign exchange gains (losses)				31,409	5,242	36,651
Income before income taxes				710,104	145,448	855,552
Income tax benefit				(31,375)	1	(31,374)
Net income				678,729	145,449	824,178
Dividends attributable to redeemable noncontrolling interests				—	(18,349)	(18,349)
Amounts attributable to nonredeemable noncontrolling interests				—	(113,091)	(113,091)
Net income available to Arch				678,729	14,009	692,738
Preferred dividends				(28,070)	—	(28,070)
Net income available to Arch common shareholders				$650,659	$14,009	$664,668

Underwriting Ratios
Loss ratio	65.5%	45.0%	10.1%	54.6%	68.7%	56.3%
Acquisition expense ratio	14.7%	20.1%	7.6%	15.7%	27.7%	17.2%
Other operating expense ratio	16.9%	13.5%	33.7%	17.3%	5.4%	15.8%
Combined ratio	97.1%	78.6%	51.4%	87.6%	101.8%	89.3%

Goodwill and intangible assets	$25,206	$956	$747,741	$773,903	$7,650	$781,553

Total investable assets				$18,636,189	$1,857,763	$20,493,952
Total assets				26,989,359	2,382,750	29,372,109
Total liabilities				18,855,858	1,205,126	20,060,984

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	114	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums written and earned by major line of business and net premiums written by location:

INSURANCE SEGMENT	Year Ended December 31,
	2018	2017	2016
Net premiums earned (1)
Professional lines (2)	$458,425	$444,137	$431,391
Programs	389,186	364,639	357,715
Construction and national accounts	322,440	324,517	322,072
Travel, accident and health	297,147	257,358	219,169
Property, energy, marine and aviation	205,069	173,779	188,938
Excess and surplus casualty (3)	172,424	195,154	219,046
Lenders products	94,248	97,043	98,517
Other (4)	266,722	256,391	237,056
Total	$2,205,661	$2,113,018	$2,073,904

Net premiums written by underwriting location (1)
United States	$1,736,651	$1,715,467	$1,690,208
Europe	401,974	344,836	327,034
Other	73,500	62,137	55,039
Total	$2,212,125	$2,122,440	$2,072,281

(1)	Insurance segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes casualty and contract binding business.

(4)	Includes alternative markets, excess workers' compensation and surety business.

REINSURANCE SEGMENT	Year Ended December 31,
	2018	2017	2016
Net premiums earned (1)
Other specialty (2)	$474,568	$408,566	$329,994
Casualty (3)	347,034	341,122	300,160
Property excluding property catastrophe	287,788	255,453	282,018
Property catastrophe	75,249	73,300	73,803
Marine and aviation	39,238	36,214	52,579
Other (4)	37,339	27,966	17,678
Total	$1,261,216	$1,142,621	$1,056,232

Net premiums written by underwriting location (1)
United States	$413,550	$399,379	$432,683
Bermuda	487,523	350,681	277,625
Europe and other	471,499	424,414	343,548
Total	$1,372,572	$1,174,474	$1,053,856

(1)	Reinsurance segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.
(2)    Includes proportional motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(4)	Includes life, casualty clash and other.

ARCH CAPITAL	115	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MORTGAGE SEGMENT	Year Ended December 31,
	2018	2017	2016
Net premiums earned by underwriting location
United States	$1,009,765	$901,858	$155,929
Other	176,471	155,308	130,787
Total	$1,186,236	$1,057,166	$286,716

Net premiums written by underwriting location
United States	$948,323	$903,329	$186,826
Other	209,552	208,013	204,640
Total	$1,157,875	$1,111,342	$391,466

OTHER SEGMENT	Year Ended December 31,
	2018	2017	2016
Net premiums earned (1)
Casualty (2)	$277,589	$333,275	$320,767
Other specialty (3)	204,485	135,855	101,768
Property catastrophe	10,998	12,690	11,421
Property excluding property catastrophe	2,802	1,392	1,436
Marine and aviation	420	1,024	1,811
Other (4)	82,568	47,491	30,767
Total	$578,862	$531,727	$467,970

Net premiums written by underwriting location (1)
United States	$49,800	$11,750	$5,714
Europe	91,635	91,463	50,195
Bermuda	462,740	449,904	457,879
Total	$604,175	$553,117	$513,788

(1)	Other segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.

(2)	Includes professional liability, excess motor, programs and other.

(3)	Includes proportional motor and other.

(4)	Includes mortgage and other.

ARCH CAPITAL	116	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2018	2017	2016
Reserve for losses and loss adjustment expenses at beginning of year	$11,383,792	$10,200,960	$9,125,250
Unpaid losses and loss adjustment expenses recoverable	2,464,910	2,083,575	1,828,837
Net reserve for losses and loss adjustment expenses at beginning of year	8,918,882	8,117,385	7,296,413

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	3,162,818	3,205,428	2,455,563
Prior years	(272,712)	(237,982)	(269,964)
Total net incurred losses and loss adjustment expenses	2,890,106	2,967,446	2,185,599

Net losses and loss adjustment expense reserves of acquired business (1)	—	—	551,096

Retroactive reinsurance transaction (2)	(420,404)	—	—

Foreign exchange (gains) losses	(143,414)	186,963	(102,367)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(524,048)	(505,424)	(445,700)
Prior years	(1,682,116)	(1,847,488)	(1,367,656)
Total net paid losses and loss adjustment expenses	(2,206,164)	(2,352,912)	(1,813,356)

Net reserve for losses and loss adjustment expenses at end of year	9,039,006	8,918,882	8,117,385
Unpaid losses and loss adjustment expenses recoverable	2,814,291	2,464,910	2,083,575
Reserve for losses and loss adjustment expenses at end of year	$11,853,297	$11,383,792	$10,200,960

(1)	The 2016 amount related to the acquisition of UGC.

(2)
During the 2018 second quarter, a subsidiary of the Company entered into a retroactive reinsurance transaction with a third party reinsurer to reinsure runoff liabilities associated with certain discontinued U.S. specialty casualty and program exposures.

2018 Prior Year Reserve Development
During 2018, the Company recorded estimated net favorable development on prior year loss reserves of $272.7 million, which consisted of $138.5 million from the reinsurance segment, $24.4 million from the insurance segment, $107.6 million from the mortgage segment and $2.2 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $138.5 million, or 11.0 points of net earned premium, consisted of $110.4 million from short-tailed lines and $28.1 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $80.8 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2017 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period). The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2018. Net favorable development of $28.1 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $12.5 million, primarily from the 2002 to 2010 underwriting years, and in marine and aviation reserves of $15.6 million, spread across most underwriting years.
The insurance segment’s net favorable development of $24.4 million, or 1.1 points of net earned premium, consisted of $48.4 million of net favorable development from short-tailed lines and $26.3 million of net favorable development from long-tailed lines, partially offset by $50.3 million of net adverse development from medium-tailed lines. Favorable development in short-tailed lines predominantly consisted of $50.1 million of net favorable development in property lines, primarily from the 2010 to 2017 accident years (i.e., the year in which a loss occurred), partially offset by $5.0 million of adverse development on travel, accident and health business from the 2013 to 2017 accident years. Net favorable development in long-tailed lines of $26.3 million included $19.7 million of net favorable development on executive

ARCH CAPITAL	117	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assurance business, primarily from the 2015 accident year, and $1.4 million of net favorable development in casualty business, primarily from the 2009 to 2015 accident years. Net adverse development in medium tailed lines of $50.3 million was primarily due to net adverse development in contract binding business for accident years 2013 to 2017.
The mortgage segment’s net favorable development of $107.6 million, or 9.1 points of net earned premium, included $103.4 million of favorable development on U.S. primary mortgage business. Such development was primarily driven by lower than expected claim emergence across most origination years and also reflected $26.3 million related to second lien and other portfolios, primarily due to subrogation recoveries.
2017 Prior Year Reserve Development
During 2017, the Company recorded estimated net favorable development on prior year loss reserves of $238.0 million, which consisted of $165.4 million from the reinsurance segment, $8.6 million from the insurance segment and $95.0 million from the mortgage segment, less adverse development of $31.0 million from the ‘other’ segment.
The reinsurance segment’s net favorable development of $165.4 million, or 14.5 points of net earned premium, consisted of $101.0 million from short-tailed lines and $64.4 million of net favorable development from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $82.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2016 underwriting years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2017. Net favorable development of $64.4 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $43.7 million, primarily from the 2002 to 2013 underwriting years, and in marine and aviation reserves of $19.6 million, spread across most underwriting years.
The insurance segment’s net favorable development of $8.6 million, or 4.0 points of net earned premium, consisted of $14.9 million of net favorable development from short-tailed lines and $11.8 million of net favorable development from long-tailed lines, partially offset by $18.1 million of net adverse development from medium-tailed lines. Favorable development in short-tailed lines predominantly consisted of $22.8 million of net favorable development in property lines, primarily from the 2011 to 2016 accident years, partially offset by $11.8 million of adverse development on travel, accident and health business from the 2014 to 2016 accident years. Net favorable development in long-tailed lines of $11.8 million included $10.0 million of net favorable development on executive assurance business, primarily from the 2013 accident year, and $8.3 million of net favorable development in casualty business, primarily from the 2007 to 2013 accident years. Net adverse development in medium-tailed lines of $18.1 million included $56.3 million of net adverse development in program business, primarily from the 2013 to 2015 accident years and primarily driven by a few inactive programs that were non-renewed in 2015 and early in 2016, partially offset by $36.2 million of net favorable development in professional liability business, primarily from the 2010 to 2016 accident years.
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
2016 Prior Year Reserve Development
During 2016, the Company recorded estimated net favorable development on prior year loss reserves of $270 million, which consisted of $218.8 million from the reinsurance segment, $33.1 million from the insurance segment, $21.2 million from the mortgage segment less adverse development of $3.1 million from the ‘other’ segment.
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

ARCH CAPITAL	118	2018 FORM 10-K

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
6.    Short Duration Contracts

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
The Company determined the following to be insignificant for disclosure purposes: (i) amounts included in the ‘other’ segment (i.e., Watford Re) as described in note 11, “Variable Interest

Entity and Noncontrolling Interests”; (ii) certain mortgage business, including non-U.S. primary business, second lien and student loan exposures, global mortgage reinsurance and participation in various GSE credit risk-sharing products; and (iii) certain reinsurance business, including casualty clash and non-traditional lines. Such amounts are included as reconciling items.
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

ARCH CAPITAL	119	2018 FORM 10-K

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

ARCH CAPITAL	120	2018 FORM 10-K

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

ARCH CAPITAL	121	2018 FORM 10-K

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
In 2018, the Company entered into a loss portfolio transfer and adverse development cover reinsurance agreement accounted for as retroactive reinsurance.  The agreement transfers Loss Reserves and future favorable or adverse development on certain runoff programs, within multi-line and other specialty business, and certain third party occurrence business (the “Covered Lines”). As incurred losses and allocated loss adjustment expenses for the Covered Lines are ceded to the reinsurer, the Company is not exposed to changes in the amount, timing and uncertainty of cash flows arising from the Covered Lines.  To avoid distortion, the incurred losses and allocated loss adjustment expenses and cumulative paid losses and loss adjustment expenses for the Covered Lines are excluded entirely from the tables below.  Reinsurance recoverables at December 31, 2018 included $245.8 million related to this reinsurance agreement.
The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$256,308	$259,695	$231,277	$220,007	$205,570	$199,259	$197,398	$191,934	$190,815	$191,430	$1,896	3,617
2010		199,725	188,449	152,342	139,993	128,691	129,073	127,613	125,994	121,159	1,187	3,658
2011			267,016	268,029	227,170	215,580	206,981	205,514	200,923	199,600	1,064	4,197
2012				233,398	232,368	204,923	198,444	196,362	192,392	189,123	3,038	4,232
2013					158,214	155,401	147,450	141,199	134,675	132,242	2,101	4,231
2014						146,228	142,896	146,643	136,286	130,725	12,868	3,861
2015							111,020	109,172	104,024	101,404	11,507	4,493
2016								103,983	100,986	104,430	3,143	6,048
2017									281,004	244,784	43,281	6,048
2018										179,457	63,437	2,453
									Total	$1,594,354

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$38,430	$116,140	$143,156	$159,430	$168,721	$173,141	$177,202	$177,557	$178,153	$178,816
2010		28,470	65,689	87,437	105,803	110,903	117,956	120,030	119,447	119,647
2011			34,222	98,480	139,979	165,281	195,151	200,052	197,717	197,059
2012				21,235	92,911	137,629	160,380	166,953	179,355	179,677
2013					31,859	83,773	109,358	117,958	121,936	123,975
2014						25,624	52,438	77,201	84,124	86,911
2015							23,243	64,417	76,325	85,370
2016								24,645	83,326	97,569
2017									30,227	138,955
2018										29,765
					Total					1,237,744
					All outstanding liabilities before 2009, net of reinsurance					25,620
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$382,230

ARCH CAPITAL	122	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party occurrence business ($000’s except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$236,168	$230,643	$231,947	$230,981	$233,823	$234,449	$226,929	$220,739	$221,298	$214,940	$35,059	50,361
2010		217,459	235,309	230,792	230,981	233,286	229,618	223,647	215,530	218,487	37,599	62,652
2011			233,987	240,485	253,710	258,474	252,332	253,648	246,976	239,499	49,925	71,018
2012				240,924	262,370	267,990	270,539	257,111	252,732	242,775	70,595	65,720
2013					282,525	296,459	306,378	301,807	281,768	274,189	90,607	66,918
2014						329,379	335,231	338,647	342,858	339,216	127,656	75,322
2015							358,461	391,762	398,676	391,552	184,313	77,072
2016								389,672	394,281	405,637	237,966	76,270
2017									417,190	417,495	306,585	80,606
2018										429,713	377,969	57,688
									Total	$3,173,503

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$5,618	$20,162	$43,727	$71,986	$103,601	$126,824	$142,359	$149,370	$156,787	$159,642
2010		6,755	25,517	45,594	72,740	102,440	117,316	132,833	142,570	148,251
2011			7,009	25,165	43,303	73,280	113,302	134,321	152,699	160,451
2012				6,964	30,805	58,402	83,133	107,982	129,519	143,045
2013					6,837	29,207	71,321	101,170	122,103	149,012
2014						9,206	40,206	71,497	112,578	161,863
2015							11,110	44,532	88,436	139,332
2016								11,686	41,934	87,479
2017									13,395	52,299
2018										16,998
					Total					1,218,372
					All outstanding liabilities before 2009, net of reinsurance					134,229
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,089,360

Third party claims-made business ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$284,308	$318,554	$308,848	$307,365	$304,122	$304,228	$307,528	$303,793	$301,909	$288,185	$8,073	10,907
2010		285,454	311,585	333,227	338,993	331,922	315,420	298,917	287,825	285,174	11,252	12,335
2011			282,888	325,151	316,424	311,114	316,658	296,106	288,319	285,912	24,770	11,759
2012				310,964	313,827	312,282	307,500	283,928	275,654	273,280	27,916	14,752
2013					295,986	313,670	317,289	314,551	294,754	287,299	58,923	14,529
2014						260,667	276,056	295,274	278,840	278,644	50,437	13,925
2015							255,994	274,602	276,446	256,863	94,539	13,480
2016								272,732	291,430	305,253	111,019	15,212
2017									270,555	283,410	161,218	15,820
2018										270,203	213,449	10,653
									Total	$2,814,223

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$11,398	$55,601	$108,303	$149,913	$187,293	$202,236	$236,185	$245,717	$250,438	$246,953
2010		13,989	71,011	128,259	163,239	198,511	214,886	229,400	238,885	244,411
2011			13,596	71,342	128,471	171,963	205,140	224,456	240,552	250,972
2012				17,429	67,651	118,536	161,244	184,604	209,376	223,843
2013					18,613	85,408	134,802	174,900	198,156	214,411
2014						13,609	62,576	127,969	172,963	205,739
2015							8,879	51,389	100,147	125,258
2016								10,470	68,218	126,371
2017									9,294	67,003
2018										12,180
					Total					1,717,141
					All outstanding liabilities before 2009, net of reinsurance					105,520
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,202,602

ARCH CAPITAL	123	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-line and other specialty ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$207,671	$216,268	$212,738	$206,057	$196,062	$195,157	$191,653	$189,457	$185,080	$183,117	$2,292	33,724
2010		172,583	175,942	168,860	166,643	158,000	154,763	153,686	154,092	152,170	3,136	37,930
2011			182,683	188,262	182,385	176,000	172,276	171,842	168,913	169,996	4,482	44,942
2012				252,627	263,530	257,574	255,343	254,051	247,042	246,754	8,102	55,738
2013					274,555	282,436	273,565	280,049	271,695	274,710	12,404	72,296
2014						348,683	372,406	368,613	387,171	397,410	25,654	111,115
2015							397,204	417,353	420,775	442,386	43,362	132,517
2016								480,501	504,857	513,112	76,648	175,923
2017									551,920	577,626	142,735	213,874
2018										568,410	278,704	157,528
									Total	$3,525,691

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$62,166	$114,262	$143,199	$154,804	$160,203	$177,192	$178,028	$179,659	$179,796	$177,413
2010		49,804	91,013	110,927	125,726	135,835	140,359	143,614	146,846	146,709
2011			51,179	102,988	117,513	136,253	147,769	151,235	157,224	159,196
2012				78,217	165,429	189,464	208,620	221,842	231,778	232,503
2013					86,560	152,201	184,835	220,543	237,916	251,061
2014						108,939	204,999	253,533	306,518	340,771
2015							141,335	249,330	304,338	349,949
2016								180,017	323,950	381,291
2017									187,760	361,761
2018										213,723
					Total					2,614,377
					All outstanding liabilities before 2009, net of reinsurance					21,825
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$933,139
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2018:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	19.1%	38.0%	17.5%	9.9%	5.4%	3.7%	0.7%	(0.2)%	0.2%	0.3%
Third party occurrence business	3.0%	8.4%	10.8%	12.0%	12.9%	9.0%	6.9%	3.7%	3.0%	1.3%
Third party claims-made business	4.6%	19.0%	19.5%	13.9%	10.9%	6.5%	6.9%	3.4%	1.8%	(1.2)%
Multi-line and other specialty	32.5%	28.0%	11.9%	10.2%	6.1%	4.6%	1.6%	1.4%	—%	(1.3)%
Reinsurance Segment
Loss Reserves for the Company’s reinsurance segment are comprised of (1) case reserves, (2) additional case reserves (“ACRs”) and (3) IBNR reserves. The Company receives reports of claims notices from ceding companies and records case reserves based upon the amount of reserves recommended by the ceding company. Case reserves may be supplemented by ACRs, which may be estimated by the Company’s claims personnel ahead of official notification from the ceding company, or when judgment regarding the size or severity of the known event differs from the ceding company. In certain instances, the Company establishes ACRs even when the ceding company does not report any liability on a known event. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert the Company to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims. Such information is often used in the process of estimating IBNR reserves. IBNR reserves are established to provide for incurred claims which have not yet been reported at the balance sheet date as well as to adjust for any projected variance in case reserving. Actuaries estimate ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating Loss Reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
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

ARCH CAPITAL	124	2018 FORM 10-K

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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that the reinsurance segment must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2018 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.
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

ARCH CAPITAL	125	2018 FORM 10-K

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
The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$264,480	$284,826	$302,754	$282,973	$278,150	$267,531	$251,072	$236,678	$233,385	$229,352	$23,066	N/A
2010		195,690	196,680	199,759	191,255	180,620	169,558	163,692	159,617	153,833	28,667	N/A
2011			152,868	156,477	150,389	145,464	141,168	138,025	131,996	129,198	27,389	N/A
2012				146,883	144,812	140,684	128,804	118,515	112,924	121,523	35,014	N/A
2013					168,454	161,653	157,664	151,365	139,105	137,497	46,862	N/A
2014						217,119	222,346	219,445	232,855	229,403	59,924	N/A
2015							221,440	220,485	228,753	235,910	74,096	N/A
2016								212,415	225,043	247,457	90,163	N/A
2017									262,678	249,862	100,635	N/A
2018										275,614	232,788	N/A
									Total	$2,009,649

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$3,239	$19,340	$46,999	$73,749	$105,497	$134,997	$149,179	$159,636	$169,140	$176,526
2010		2,180	21,441	39,111	54,296	72,570	83,198	94,225	102,156	110,752
2011			2,313	11,945	22,654	39,982	56,246	65,948	73,075	78,356
2012				1,329	8,827	15,600	27,018	38,493	50,045	61,845
2013					2,525	10,146	23,712	44,315	56,084	64,778
2014						3,963	16,171	41,141	64,055	91,670
2015							4,467	20,285	47,155	70,895
2016								5,705	25,677	51,653
2017									6,428	29,376
2018										7,582
					Total					743,433
					All outstanding liabilities before 2009, net of reinsurance					271,596
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,537,812

ARCH CAPITAL	126	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$74,406	$32,329	$19,638	$18,130	$16,999	$16,750	$15,814	$15,480	$13,538	$13,690	$1	N/A
2010		92,783	47,040	38,740	38,643	42,154	42,552	42,349	42,553	42,367		N/A
2011			203,928	183,818	165,421	152,746	148,913	148,187	145,987	141,909		N/A
2012				150,095	123,138	108,615	102,141	99,915	99,101	97,066	165	N/A
2013					66,815	47,542	36,216	31,735	29,191	28,479	(122)	N/A
2014						44,905	30,625	25,154	22,327	20,586	91	N/A
2015							32,210	16,882	10,603	4,664	465	N/A
2016								22,814	16,233	12,617	1,287	N/A
2017									78,404	45,517	(1,334)	N/A
2018										72,695	8,864	N/A
									Total	$479,590

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$9,913	$13,355	$13,192	$14,755	$15,006	$15,009	$15,034	$15,051	$13,448	$13,445
2010		8,445	23,340	31,273	37,207	38,388	39,963	41,204	41,258	41,436
2011			59,506	82,096	113,268	127,940	133,416	135,903	137,945	138,333
2012				25,850	70,840	83,852	90,757	92,916	94,045	94,655
2013					12,081	19,070	23,904	25,768	27,542	27,784
2014						13,668	19,851	18,330	19,159	18,751
2015							(3,689)	(3,224)	884	1,148
2016								(7,528)	1,038	1,305
2017									28,736	27,476
2018										25,463
					Total					389,796
					All outstanding liabilities before 2009, net of reinsurance					795
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$90,589

Property excluding property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$215,898	$193,095	$170,632	$163,862	$163,105	$161,027	$158,150	$148,637	$147,851	$147,699	$677	N/A
2010		142,370	128,120	117,896	112,218	110,263	108,137	104,365	101,187	100,407	1,463	N/A
2011			206,299	179,130	166,638	162,988	158,847	157,551	155,295	154,280	3,749	N/A
2012				155,798	121,450	123,595	119,032	114,621	112,406	110,941	3,301	N/A
2013					115,395	76,864	70,525	66,159	64,437	63,660	2,850	N/A
2014						143,078	117,057	98,948	90,699	88,429	5,785	N/A
2015							213,438	188,073	183,747	187,936	14,017	N/A
2016								175,193	144,617	136,710	21,416	N/A
2017									255,485	237,905	27,440	N/A
2018										221,278	80,569	N/A
									Total	$1,449,245

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$66,121	$116,563	$133,842	$138,188	$140,019	$142,531	$143,640	$144,448	$145,558	$146,035
2010		37,778	76,414	88,181	93,343	95,533	96,681	97,326	97,756	97,697
2011			47,484	121,037	140,893	145,387	147,439	148,540	148,788	149,060
2012				26,072	77,939	93,151	101,820	102,796	103,432	102,610
2013					25,973	42,704	49,790	52,968	53,767	55,648
2014						23,509	62,797	71,677	76,619	78,260
2015							75,296	118,438	148,889	159,754
2016								33,191	94,313	98,126
2017									25,135	115,914
2018										29,358
					Total					1,032,462
					All outstanding liabilities before 2009, net of reinsurance					4,589
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$421,372

ARCH CAPITAL	127	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine and aviation ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$49,837	$41,300	$35,522	$33,814	$30,963	$29,720	$28,292	$28,044	$27,092	$26,476	$1,597	N/A
2010		40,974	42,297	38,519	35,425	33,522	31,907	31,157	30,325	28,515	130	N/A
2011			39,322	32,910	35,845	32,402	28,780	27,183	27,244	24,854	2,046	N/A
2012				59,021	58,869	55,030	52,260	51,052	49,693	46,011	5,070	N/A
2013					39,029	37,854	36,807	35,372	35,271	34,526	8,757	N/A
2014						30,982	29,193	27,389	25,687	23,684	7,340	N/A
2015							33,782	37,570	31,780	31,707	6,587	N/A
2016								27,353	22,727	23,545	12,237	N/A
2017									28,738	26,291	13,156	N/A
2018										28,124	20,582	N/A
									Total	$293,733

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$6,858	$16,189	$19,311	$22,416	$22,491	$22,834	$23,424	$23,911	$24,011	$24,254
2010		8,523	13,402	16,751	18,478	20,218	26,529	27,176	27,538	27,113
2011			4,420	12,121	16,528	19,227	15,944	16,617	21,971	21,894
2012				2,658	11,438	27,527	33,295	35,031	36,227	37,711
2013					4,940	13,842	18,519	21,505	22,508	23,776
2014						4,190	8,001	11,592	12,463	14,637
2015							2	13,420	19,021	20,846
2016								(7,321)	(1,686)	504
2017									1,651	6,472
2018										1,996
					Total					179,203
					All outstanding liabilities before 2009, net of reinsurance					16,118
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$130,648

Other specialty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2018
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$60,519	$49,729	$44,643	$38,585	$36,475	$34,481	$35,639	$36,080	$37,019	$35,495	$1,301	N/A
2010		43,327	33,029	26,188	23,943	22,945	22,593	22,356	22,117	21,503	1,218	N/A
2011			111,939	96,897	92,835	91,215	89,395	88,033	87,430	85,533	1,622	N/A
2012				220,373	209,461	199,250	193,549	191,472	194,484	192,687	17,581	N/A
2013					250,247	224,173	214,239	210,697	211,767	209,288	22,085	N/A
2014						275,308	256,735	258,643	251,837	246,727	25,557	N/A
2015							210,349	201,875	200,065	197,231	31,932	N/A
2016								222,374	219,923	214,107	37,828	N/A
2017									274,622	264,006	67,191	N/A
2018										331,820	152,632	N/A
									Total	$1,798,397

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2009	$9,243	$27,483	$30,345	$30,215	$30,192	$30,075	$30,557	$31,318	$31,436	$31,429
2010		4,071	13,501	16,659	17,687	18,472	19,058	19,282	19,900	19,920
2011			28,762	57,599	69,698	74,285	77,714	79,464	81,681	82,786
2012				44,904	119,940	142,174	152,998	160,628	164,730	169,057
2013					56,274	117,679	143,336	159,422	168,992	174,030
2014						68,953	146,920	182,603	195,817	202,233
2015							54,806	114,909	138,982	145,929
2016								64,680	137,654	161,559
2017									74,500	165,926
2018										74,300
					Total					1,227,169
					All outstanding liabilities before 2009, net of reinsurance					9,100
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$580,328

ARCH CAPITAL	128	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2018:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	1.9%	7.6%	10.0%	11.3%	11.4%	8.6%	7.1%	4.6%	4.9%	3.2%
Property catastrophe	22.9%	28.0%	19.1%	8.4%	2.5%	1.5%	1.3%	0.2%	(5.6)%	—%
Property excluding property catastrophe	29.2%	38.2%	11.3%	5.0%	1.5%	1.4%	0.2%	0.4%	0.3%	0.3%
Marine and aviation	9.4%	25.4%	16.5%	8.5%	1.5%	6.5%	7.3%	0.9%	(0.6)%	0.9%
Other specialty	26.5%	36.4%	12.3%	4.6%	3.1%	1.8%	1.8%	2.1%	0.2%	—%
Mortgage Segment
The Company’s mortgage segment includes (1) direct mortgage insurance in the U.S., (2) direct mortgage insurance in Europe, (3) global mortgage reinsurance and (4) participation in various GSE credit risk-sharing products, with the latter three categories along with second lien and student loan exposures excluded on the basis of insignificance for the purposes of presenting disclosures related to short duration contracts.
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
Mortgage insurance Loss Reserves are short-tail, in the sense that the vast majority of delinquencies are resolved within two years of being reported. While reserves are initially analyzed by reserve cohort, as described above, they are also rolled up by underwriting year to ensure that reserve assumptions are consistent with the performance of the underwriting year. The accuracy of prior reserve assumptions is also checked in hindsight to determine if adjustments to the assumptions are needed.
Loss Reserves for the Company’s mortgage reinsurance business and GSE credit-risk sharing transactions are comprised of case reserves and IBNR reserves. The Company’s mortgage reinsurance operations receive reports of delinquent

ARCH CAPITAL	129	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans and claims notices from ceding companies and record case reserves based upon the amount of reserves recommended by the ceding company. In addition, specific claim and delinquency information reported by ceding companies is used in the process of estimating IBNR reserves.
The tables below include the acquired business of UGC across all periods presented. Due to the length of time for which claims incurred typically remain outstanding prior to payment and the Company’s formation of the mortgage segment in 2014, the Company determined that seven accident years was sufficient for its current disclosures. The following table presents information on the mortgage segment’s short-duration insurance contracts:

Direct mortgage insurance business in the U.S. ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance								December 31, 2018
								Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
Year ended December 31,
Accident year	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2012	520,835	480,592	475,317	469,238	467,296	459,467	458,065	223	15,036
2013		469,311	419,668	411,793	405,809	395,693	393,149	237	9,386
2014			316,095	297,151	279,434	266,027	265,992	393	6,170
2015				222,790	197,238	198,001	194,677	490	4,330
2016					183,556	170,532	148,715	876	3,040
2017						179,376	132,220	2,765	1,413
2018							132,318	13,590	132
						Total	$1,725,136

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2012	(106,065)	186,605	327,605	395,695	426,024	441,577	448,151
2013		41,447	203,957	308,956	353,189	373,909	382,200
2014			20,099	129,159	201,925	233,879	247,038
2015				16,159	92,431	151,222	171,337
2016					11,462	72,201	113,357
2017						8,622	48,112
2018							3,966
							1,414,161
		All outstanding liabilities before 2012, net of reinsurance					36,051
							$347,026
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2018:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
U.S. Primary	2.9%	42.7%	28.5%	12.1%	5.6%	2.8%	1.4%
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
For the year ended December 31, 2018, the Company did not make any significant changes in its methodologies or assumptions as described above (a) to determine the presented amounts of IBNR reserves, (b) for expected development on case reserves.
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

ARCH CAPITAL	130	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

become claims are included in the claim count. For reinsurance business, claim counts are not provided. A significant amount of the Company’s reinsurance business is written on a proportional basis, for which individual loss information is typically unavailable and impracticable to obtain.
For the year ended December 31, 2018, the Company did not make any significant changes in its methodologies or assumptions as described above to calculate the cumulative claim frequency.
The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2018:

December 31, 2018
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$382,230
Third party occurrence business	2,089,360
Third party claims-made business	1,202,602
Multi-line and other specialty	933,139
Reinsurance
Casualty	1,537,812
Property catastrophe	90,589
Property excluding property catastrophe	421,372
Marine and aviation	130,648
Other specialty	580,328
Mortgage
U.S. primary	347,026
Other short duration lines not included in disclosures (1)	1,106,103
Total for short duration lines	8,821,209

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	313,715
Third party occurrence business	996,451
Third party claims-made business	684,063
Multi-line and other specialty	156,964
Reinsurance
Casualty	524,304
Property catastrophe	266,710
Property excluding property catastrophe	44,180
Marine and aviation	26,956
Other specialty	117,408
Mortgage
U.S. primary	25,579
Other short duration lines not included in disclosures (2) (3)	326,423
Intercompany eliminations	(643,532)
Total for short duration lines	2,839,221

Lines other than short duration	35,320
Discounting	(21,145)
Unallocated claims adjustment expenses	178,692
192,867

Total gross reserves for losses and loss adjustment expenses	$11,853,297

(1)	Includes net outstanding liabilities of $952 million for the ‘other’ segment.

(2)	Includes unpaid loss and loss adjustment expenses recoverable of $40.5 million for the ‘other segment.

(3)	Includes unpaid loss and loss adjustment expenses recoverable of $245.8 million related to the loss portfolio transfer reinsurance agreement.

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
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2018	2017	2016
Premiums Written
Direct	$4,838,902	$4,447,457	$3,337,690
Assumed	2,122,102	1,920,968	1,864,444
Ceded	(1,614,257)	(1,407,052)	(1,170,743)
Net	$5,346,747	$4,961,373	$4,031,391

Premiums Earned
Direct	$4,799,842	$4,379,131	$3,192,653
Assumed	1,988,038	1,856,573	1,730,884
Ceded	(1,555,905)	(1,391,172)	(1,038,715)
Net	$5,231,975	$4,844,532	$3,884,822

Losses and Loss Adjustment Expenses
Direct	$2,472,133	$2,568,327	$1,976,853
Assumed	1,307,317	1,442,077	847,038
Ceded	(889,344)	(1,042,958)	(638,292)
Net	$2,890,106	$2,967,446	$2,185,599
Reinsurance Recoverables
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with substantial, financially sound carriers. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers or retrocessionaires to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations. The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not

ARCH CAPITAL	131	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including ceded unearned premiums) at December 31, 2018 and 2017:

	December 31,
	2018	2017
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$2,919,372	$2,540,143
% due from carriers with A.M. Best rating of “A-” or better	63.0%	69.9%
% due from unrated fully collateralized reinsurers (1)	12.9%	4.2%
% due from all other carriers with no A.M. Best rating (2)	24.1%	25.9%
Largest balance due from any one carrier as % of total shareholders’ equity	2.7%	2.2%

(1)	Such amount is fully collateralized through reinsurance trusts.

(2)	Over 90% of such amount is collateralized through reinsurance trusts or letters of credit.
Bellemeade Re
The Company has entered into various aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). For the respective coverage periods, the Company will retain the first layer of the respective aggregate losses and the special purpose reinsurance companies will provide second layer coverage up to the outstanding coverage amount. The Company will then retain losses in excess of the outstanding coverage limit. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize.
The following table summarizes the respective coverages and retentions at December 31, 2018:

	Initial Coverage at Issuance	Coverage at Dec. 31, 2018	First Layer Retention
Bellemeade 2015-1 Ltd. (1)	$300,000	$43,246	$129,900
Bellemeade 2017-1 Ltd. (2)	368,100	304,373	165,700
Bellemeade 2018-1 Ltd. (3)	374,460	374,460	168,510
Bellemeade 2018-2 Ltd. (4)	653,278	653,278	352,258
Bellemeade 2018-3 Ltd. (5)	506,110	506,110	179,331

(1)	Issued in July 2015, covering in-force policies issued between January 1, 2009 and March 31, 2013.

(2)	Issued in October 2017, covering in-force policies issued between January 1, 2017 and June 30, 2017.

(3)	Issued in April 2018, covering in-force policies issued between July 1, 2017 and December 31, 2017.

(4)	Issued in August 2018, covering in-force policies issued between April 1, 2013 and December 31, 2015.

(5)	Issued in October 2018, covering in-force policies issued between January 1, 2018 and June 30, 2018.
See Note 11, “Variable Interest Entity and Noncontrolling Interests.”

ARCH CAPITAL	132	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Investment Information

At December 31, 2018, total investable assets of $22.32 billion included $19.57 billion held by the Company and $2.76 billion attributable to Watford Re.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
December 31, 2018
Fixed maturities (1):
Corporate bonds	$5,537,548	$14,476	$(105,428)	$5,628,500	$(69)
Mortgage backed securities	541,193	3,991	(3,216)	540,418	(6)
Municipal bonds	1,013,395	5,380	(11,891)	1,019,906	—
Commercial mortgage backed securities	729,442	2,650	(10,751)	737,543	—
U.S. government and government agencies	3,758,698	27,189	(8,474)	3,739,983	—
Non-U.S. government securities	1,771,338	14,477	(50,948)	1,807,809	—
Asset backed securities	1,600,896	8,060	(14,798)	1,607,634	—
Total	14,952,510	76,223	(205,506)	15,081,793	(75)
Equity securities (3)
Short-term investments	955,880	36	(394)	956,238	—
Total	$15,908,390	$76,259	$(205,900)	$16,038,031	$(75)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$4,434,439	$30,943	$(32,340)	$4,435,836	$(73)
Mortgage backed securities	316,141	1,640	(2,561)	317,062	(15)
Municipal bonds	2,158,840	20,285	(12,308)	2,150,863	—
Commercial mortgage backed securities	545,817	2,131	(4,268)	547,954	—
U.S. government and government agencies	3,484,257	2,188	(28,769)	3,510,838	—
Non-U.S. government securities	1,612,754	48,764	(17,321)	1,581,311	—
Asset backed securities	1,780,143	5,147	(8,614)	1,783,610	—
Total	14,332,391	111,098	(106,181)	14,327,474	(88)
Equity securities	504,333	88,739	(5,583)	421,177	—
Other investments	264,989	66,946	(120)	198,163	—
Short-term investments	1,469,042	650	(563)	1,468,955	—
Total	$16,570,755	$267,433	$(112,447)	$16,415,769	$(88)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total OTTI recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2018, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was nil, compared to a net unrealized loss of $0.3 million at December 31, 2017.

(3)
Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments (see Note 3). As a result, equity securities are no longer accounted for as available for sale and are excluded from this table.

ARCH CAPITAL	133	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
Fixed maturities (1):
Corporate bonds	$2,983,195	$(68,910)	$1,234,865	$(36,518)	$4,218,060	$(105,428)
Mortgage backed securities	84,296	(695)	109,009	(2,521)	193,305	(3,216)
Municipal bonds	233,081	(2,074)	408,155	(9,817)	641,236	(11,891)
Commercial mortgage backed securities	223,341	(2,831)	193,956	(7,920)	417,297	(10,751)
U.S. government and government agencies	635,049	(1,354)	391,102	(7,120)	1,026,151	(8,474)
Non-U.S. government securities	1,028,340	(35,524)	389,671	(15,424)	1,418,011	(50,948)
Asset backed securities	533,592	(8,832)	368,095	(5,966)	901,687	(14,798)
Total	5,720,894	(120,220)	3,094,853	(85,286)	8,815,747	(205,506)
Equity securities (2)
Short-term investments	122,878	(394)	—	—	122,878	(394)
Total	$5,843,772	$(120,614)	$3,094,853	$(85,286)	$8,938,625	$(205,900)

December 31, 2017
Fixed maturities (1):
Corporate bonds	$2,320,716	$(25,411)	$279,082	$(6,929)	$2,599,798	$(32,340)
Mortgage backed securities	221,113	(1,715)	28,380	(846)	249,493	(2,561)
Municipal bonds	1,030,389	(8,438)	132,469	(3,870)	1,162,858	(12,308)
Commercial mortgage backed securities	225,164	(1,899)	57,291	(2,369)	282,455	(4,268)
U.S. government and government agencies	2,646,415	(26,501)	111,879	(2,268)	2,758,294	(28,769)
Non-U.S. government securities	1,218,514	(15,546)	93,530	(1,775)	1,312,044	(17,321)
Asset backed securities	1,111,246	(5,915)	209,207	(2,699)	1,320,453	(8,614)
Total	8,773,557	(85,425)	911,838	(20,756)	9,685,395	(106,181)
Equity securities	166,562	(5,583)	—	—	166,562	(5,583)
Other investments	15,025	(120)	—	—	15,025	(120)
Short-term investments	109,528	(563)	—	—	109,528	(563)
Total	$9,064,672	$(91,691)	$911,838	$(20,756)	$9,976,510	$(112,447)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities pledged. See “—Securities Lending Agreements.”

(2)
Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments (see Note 3). As a result, equity securities are no longer accounted for as available for sale and are excluded from this table.

At December 31, 2018, on a lot level basis, approximately 5,870 security lots out of a total of approximately 8,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.6 million. The Company believes that such securities were temporarily impaired at December 31, 2018. At December 31, 2017, on a lot level basis, approximately 3,830 security lots out of a total of approximately 7,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.3 million.

ARCH CAPITAL	134	2018 FORM 10-K

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

	December 31, 2018		December 31, 2017
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$276,682	$279,135	$550,711	$548,771
Due after one year through five years	8,666,297	8,738,944	7,436,153	7,434,801
Due after five years through 10 years	2,919,232	2,951,582	3,369,635	3,369,750
Due after 10 years	218,768	226,537	333,791	325,526
	12,080,979	12,196,198	11,690,290	11,678,848
Mortgage backed securities	541,193	540,418	316,141	317,062
Commercial mortgage backed securities	729,442	737,543	545,817	547,954
Asset backed securities	1,600,896	1,607,634	1,780,143	1,783,610
Total (1)	$14,952,510	$15,081,793	$14,332,391	$14,327,474

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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short-term investments. At December 31, 2018, the fair value of the cash collateral received on securities lending was $19.0 million and the fair value of security collateral received was $255.1 million. At December 31, 2017, the fair value of the cash collateral received on securities lending was $199.9 million and the fair value of security collateral received was $276.7 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
December 31, 2018
U.S. government and government agencies	$219,276	$—	$32,583	$—	$251,859
Corporate bonds	7,129	—	—	—	7,129
Equity securities	15,137	—	—	—	15,137
Total	$241,542	$—	$32,583	$—	$274,125
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 10					$—
Amounts related to securities lending not included in offsetting disclosure in Note 10					$274,125

December 31, 2017
U.S. government and government agencies	$343,425	$20,309	$76,086	$—	$439,820
Corporate bonds	28,003	—	—	—	28,003
Equity securities	8,782	—	—	—	8,782
Total	$380,210	$20,309	$76,086	$—	$476,605
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 10					$—
Amounts related to securities lending not included in offsetting disclosure in Note 10					$476,605

ARCH CAPITAL	135	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities, at Fair Value
At December 31, 2018, the Company held $338.9 million of equity securities, at fair value, compared to $495.8 million at December 31, 2017. Pursuant to new accounting guidance (see note 3, “Significant Accounting Policies - Recent Accounting Pronouncements”), changes in fair value on equity securities are recorded through net income effective January 1, 2018.
Other Investments
The following table summarizes the Company’s other investments, including available for sale and fair value option components:

	December 31,
	2018	2017
Available for sale securities:
Asia and emerging markets	$—	$135,140
Investment grade fixed income	—	53,878
Credit related funds	—	18,365
Other	—	57,606
Total available for sale (1)	—	264,989
Fair value option:
Term loan investments (par value: $1,369,216 and $1,223,453)	1,282,287	1,200,882
Lending	524,112	399,099
Credit related funds	202,123	181,744
Energy	117,509	132,709
Investment grade fixed income	101,902	102,347
Infrastructure	45,371	82,291
Private equity	24,383	23,593
Real estate	14,252	13,716
Total fair value option	2,311,939	2,136,381
Total	$2,311,939	$2,401,370

(1)
The Company reviewed the accounting treatment for three limited partnership investments which were accounted for as available for sale at December 31, 2017 during the 2018 first quarter and determined, based on reconsideration during the period of the Company’s percentage ownership, that the equity method of accounting was appropriate for such investments.

Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method:

	December 31,
	2018	2017
Credit related funds	$429,402	$263,034
Equities	375,273	292,762
Real estate	232,647	176,328
Lending	125,041	66,093
Private equity	114,019	96,310
Infrastructure	113,748	99,338
Energy	103,661	47,457
Total	$1,493,791	$1,041,322

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
A summary of financial information for the Company’s investments accounted for using the equity method is as follows:

	December 31,
	2018	2017
Invested assets	$28,299,386	$22,351,894
Total assets	29,833,681	23,932,507
Total liabilities	3,406,612	2,734,662
Net assets	$26,427,069	$21,197,845

	Year Ended December 31,
	2018	2017	2016
Total revenues	$4,565,354	$3,867,874	$2,279,737
Total expenses	1,135,602	782,773	656,940
Net income (loss)	$3,429,752	$3,085,101	$1,622,797
Certain of the Company’s other investments and investments accounted for using the equity method are in investment funds for which the Company has the option to redeem at agreed upon values as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investments in investment funds may be redeemed daily, monthly, quarterly or on other terms. Two common redemption restrictions which may impact the Company’s ability to redeem these investment funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the investment fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.

ARCH CAPITAL	136	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Option
The following table summarizes the Company’s assets and liabilities which are accounted for using the fair value option:

	December 31,
	2018	2017
Fixed maturities	$1,245,562	$1,642,855
Other investments	2,311,939	2,136,381
Short-term investments	322,177	297,426
Equity securities	103,893	139,575
Investments accounted for using the fair value option	$3,983,571	$4,216,237
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2018	2017
Investments accounted for using the equity method (1)	$1,493,791	$1,041,322
Investments accounted for using the fair value option (2)	162,398	130,470
Total	$1,656,189	$1,171,792

(1)	Aggregate unfunded commitments were $1.22 billion at December 31, 2018, compared to $1.02 billion at December 31, 2017.

(2)	Aggregate unfunded commitments were $117.5 million at December 31, 2018, compared to $100.4 million at December 31, 2017.

Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities	$470,912	$385,919	$295,502
Equity securities	13,154	11,752	12,536
Short-term investments	18,793	10,964	6,071
Other (1)	152,868	154,266	132,815
Gross investment income	655,727	562,901	446,924
Investment expenses	(92,094)	(92,029)	(80,182)
Net investment income	$563,633	$470,872	$366,742

(1)	Includes income distributions from investment funds, term loan investments and other items.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions:

	Year Ended December 31,
	2018	2017	2016
Available for sale securities:
Gross gains on investment sales	$69,299	$286,415	$309,896
Gross losses on investment sales	(223,123)	(203,873)	(214,447)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(90,898)	29,451	47,890
Other investments	(90,778)	51,124	58,687
Equity securities	(5,984)	18,707	366
Short-term investments	(461)	272	93
Equity securities, at fair value (1):
Net realized gains (losses) on sales during the period	(40,117)	—	—
Net unrealized gains (losses) on equity securities still held at reporting date	(22,828)	—	—
Derivative instruments (2)	15,636	(7,356)	(22,612)
Other (3)	(16,090)	(25,599)	(42,287)
Net realized gains (losses)	$(405,344)	$149,141	$137,586

(1)	Pursuant to new accounting guidance (see Note 3), changes in fair value on equity securities are recorded through net income effective January 1, 2018.

(2)	See Note 10 for information on the Company’s derivative instruments.

(3)	Includes the re-measurement of contingent consideration liability amounts.

Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method
The Company recorded equity in net income related to investments accounted for using the equity method of $45.6

ARCH CAPITAL	137	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million for 2018, compared to $142.3 million for 2017 and $48.5 million for 2016.
Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.
The following table details the net impairment losses recognized in earnings by asset class:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities:
Mortgage backed securities	$(437)	$(1,488)	$(964)
Corporate bonds	(1,232)	(2,884)	(5,674)
Non-U.S. government securities	(290)	(376)	(823)
Asset backed securities	(811)	—	(14,736)
U.S. government and government agencies	—	(426)	—
Municipal bonds	—	(375)	(726)
Total	(2,770)	(5,549)	(22,923)
Short-term investments	(59)	—	—
Equity securities	—	(1,422)	(3,990)
Other investments	—	(167)	(3,529)
Net impairment losses recognized in earnings	$(2,829)	$(7,138)	$(30,442)
A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in 2018 is as follows:

•
Corporate bonds – the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. Impairment losses were primarily from foreign currency impacts;

•
Mortgage backed securities – the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security;

•
Equity securities – the Company utilized information received from asset managers on common stocks, including the business prospects, recent events, industry and market data and other factors. Impairment losses were primarily on equities which were in an unrealized loss position for a significant length of time.

The Company believes that the OTTI included in accumulated other comprehensive income at December 31, 2018 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2018, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.
The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2018	2017	2016
Balance at start of year	$767	$13,138	$26,875
Credit loss impairments recognized on securities not previously impaired	—	31	2,186
Credit loss impairments recognized on securities previously impaired	—	210	582
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(130)	(12,612)	(16,505)
Balance at end of year	$637	$767	$13,138
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
The following table details the value of the Company’s restricted assets:

	December 31,
	2018	2017
Assets used for collateral or guarantees:
Affiliated transactions	$4,623,483	$4,323,726
Third party agreements	2,181,682	1,674,304
Deposits with U.S. regulatory authorities	689,114	616,987
Deposits with non-U.S. regulatory authorities	59,624	55,895
Total restricted assets	$7,553,903	$6,670,912

ARCH CAPITAL	138	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	December 31,
	2018	2017	2016
Cash	$646,556	$606,199	$842,942
Restricted cash (included in ‘other assets’)	78,087	121,085	126,627
Cash and restricted cash	$724,643	$727,284	$969,569
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
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $20.4 billion of financial assets and liabilities measured at fair value at December 31, 2018, approximately $217.9 million, or 1.1%, were priced using non-binding broker-dealer quotes. Of the $20.9 billion of financial assets and liabilities measured at fair value at December 31, 2017, approximately $181.5 million, or 0.9%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	139	2018 FORM 10-K

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

ARCH CAPITAL	140	2018 FORM 10-K

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

ARCH CAPITAL	141	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2018:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$5,537,548	$—	$5,529,407	$8,141
Mortgage backed securities	541,193	—	540,884	309
Municipal bonds	1,013,395	—	1,013,395	—
Commercial mortgage backed securities	729,442	—	729,438	4
U.S. government and government agencies	3,758,698	3,657,181	101,517	—
Non-U.S. government securities	1,771,338	—	1,771,338	—
Asset backed securities	1,600,896	—	1,600,896	—
Total	14,952,510	3,657,181	11,286,875	8,454

Short-term investments	955,880	875,881	79,999	—

Equity securities, at fair value	353,794	321,927	31,867	—

Derivative instruments (4)	73,893	—	73,893	—

Fair value option:
Corporate bonds	852,585	—	846,827	5,758
Non-U.S. government bonds	79,066	—	79,066	—
Mortgage backed securities	16,731	—	16,731	—
Municipal bonds	7,144	—	7,144	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	178,790	—	178,790	—
U.S. government and government agencies	111,246	111,138	108	—
Short-term investments	322,177	278,579	43,598	—
Equity securities	103,893	48,827	55,066	—
Other investments	1,254,220	39,107	1,152,408	62,705
Other investments measured at net asset value (2)	1,057,719
Total	3,983,571	477,651	2,379,738	68,463

Total assets measured at fair value	$20,319,648	$5,332,640	$13,852,372	$76,917

Liabilities measured at fair value:
Contingent consideration liabilities	$(66,665)	$—	$—	$(66,665)
Securities sold but not yet purchased (3)	(7,790)	—	(7,790)	—
Derivative instruments (4)	(20,664)	—	(20,664)	—
Total liabilities measured at fair value	$(95,119)	$—	$(28,454)	$(66,665)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 8.

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 10.

ARCH CAPITAL	142	2018 FORM 10-K

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

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 8.

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 10.

ARCH CAPITAL	143	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2018 and 2017:

		Assets				Liabilities
	Available For Sale		Fair Value Option
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Total	Contingent Consideration Liabilities
Year Ended December 31, 2018
Balance at beginning of year	$5,927	$9,460	$12,217	$59,167	$86,771	$(60,996)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	4	(1)	(334)	(1,416)	(1,747)	(5,669)
Included in other comprehensive income	(11)	(296)	—	—	(307)	—
Purchases, issuances, sales and settlements
Purchases	—	802	—	6,250	7,052	—
Issuances	—	—	—	—	—	—
Sales	(5,003)	—	—	(296)	(5,299)	—
Settlements	(604)	(1,824)	(6,125)	(1,000)	(9,553)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance at end of year	$313	$8,141	$5,758	$62,705	$76,917	$(66,665)

Year Ended December 31, 2017
Balance at beginning of year	$11,289	$18,344	$—	$25,000	$54,633	$(122,350)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	3,779	688	1,021	4	5,492	(10,837)
Included in other comprehensive income	7	713	—	—	720	—
Purchases, issuances, sales and settlements
Purchases	—	4,935	—	1,348	6,283	—
Issuances	—	—	—	—	—	—
Sales	(13,640)	(14,897)	—	—	(28,537)	—
Settlements	(1,457)	(455)	(275)	(901)	(3,088)	72,191
Transfers in and/or out of Level 3	5,949	132	11,471	33,716	51,268	—
Balance at end of year	$5,927	$9,460	$12,217	$59,167	$86,771	$(60,996)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2018, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.88 billion. At December 31, 2017, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $2.04 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.

Fair Value Measurements on a Non-Recurring Basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include investments accounted for using the equity method, certain other investments, goodwill and intangible assets, and long-lived assets. The Company uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:
Investments accounted for using the equity method. When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in income. In such cases, the Company measures the fair value of these assets using the techniques discussed above in “—Fair Value Measurements on a Recurring Basis.”

ARCH CAPITAL	144	2018 FORM 10-K

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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
December 31, 2018
Futures contracts (2)	$51,800	$(2,115)	$3,153,518
Foreign currency forward contracts (2)	8,147	(7,796)	1,008,907
TBAs (3)	8,292	—	8,132
Other (2)	13,946	(10,753)	2,213,981
Total	$82,185	$(20,664)

December 31, 2017
Futures contracts (2)	$3,371	$(1,542)	$1,452,497
Foreign currency forward contracts (2)	4,478	(4,381)	686,941
TBAs (3)	27,184	—	27,066
Other (2)	7,898	(14,541)	1,457,345
Total	$42,931	$(20,464)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)
The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’ Such amounts include risk in force on GSE credit-risk sharing transactions that are accounted for as derivatives.

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2018 or 2017.
The Company’s derivative instruments can be traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces the derivatives credit exposure from a gross to a net exposure. At December 31, 2018, $80.4 million and $18.9 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $40.6 million and $19.6 million, respectively, at December 31, 2017. The remaining derivatives

ARCH CAPITAL	145	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the table above were not subject to a master netting agreement.
All realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in net realized gains (losses) in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2018	2017	2016
Net realized gains (losses):
Futures contracts	$48,443	$9,318	$(5,474)
Foreign currency forward contracts	(21,770)	(14,495)	(9,588)
TBAs	(133)	9	577
Other	(10,904)	(2,188)	(8,127)
Total	$15,636	$(7,356)	$(22,612)

11.	Variable Interest Entity and Noncontrolling Interests

Watford Holdings Ltd.
In March 2014, Watford Re raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired 2,500,000 common shares, approximately 11% of Watford Holdings Ltd.’s common equity, and a warrant to purchase up to 975,503 additional common shares. The warrants expire on March 31, 2020, and are exercisable at any time following the listing of the common shares on a U.S. national securities exchange. The exercise price of the warrants is determined on the date of exercise based on certain targeted returns for existing common shareholders. As of December 31, 2018, the exercise price was $77.94 per share.
Subsidiaries of the Company act as Watford Re’s reinsurance and insurance underwriting managers.
HPS Investment Partners, LLC (“HPS”) manages Watford Re’s non-investment grade credit portfolios, and the Company manages Watford Re’s investment grade portfolios, each under separate long term services agreements. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, is CEO of Watford Re. In addition, Maamoun Rajeh and Nicolas Papadopoulo, both officers of the Company, serve on the board of directors of Watford Re.
The Company concluded that Watford Re is a VIE and that the Company is the primary beneficiary. The Company includes the results of Watford Re in its consolidated financial statements. The Company concluded that Watford Re should be reflected in a separate operating segment (‘other’) and provides the income statement and total investable assets, total assets and total liabilities of Watford Re within Note 4.
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
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford Re are reported:

	December 31,
	2018	2017
Assets
Investments accounted for using the fair value option	$2,312,003	$2,426,066
Fixed maturities available for sale, at fair value	393,351	—
Equity securities, at fair value	32,206	—
Cash	63,529	54,503
Accrued investment income	19,461	18,261
Premiums receivable	227,301	177,492
Reinsurance recoverable on unpaid and paid losses and LAE	86,445	42,777
Ceded unearned premiums	61,587	24,762
Deferred acquisition costs, net	80,858	85,961
Receivable for securities sold	24,507	36,374
Goodwill and intangible assets	7,650	7,650
Other assets	63,959	140,808
Total assets of consolidated VIE	$3,372,857	$3,014,654

Liabilities
Reserves for losses and loss adjustment expenses	$1,032,760	$798,262
Unearned premiums	390,114	330,644
Reinsurance balances payable	21,034	18,424
Revolving credit agreement borrowings	455,682	441,132
Payable for securities purchased	60,142	42,501
Other liabilities	302,524	215,186
Total liabilities of consolidated VIE	$2,262,256	$1,846,149

Redeemable noncontrolling interests	$220,992	$220,622
The following table summarizes Watford Re’s cash flow from operating, investing and financing activities.

	Year Ended December 31,
	2018	2017	2016
Total cash provided by (used for):
Operating activities	229,315	286,558	275,175
Investing activities	(285,281)	(467,418)	(105,695)
Financing activities	(2,406)	162,152	(195,647)

ARCH CAPITAL	146	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at December 31, 2018. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	December 31,
	2018	2017
Balance, beginning of year	$843,411	$851,854
Amounts attributable to noncontrolling interests	(48,507)	(7,913)
Other comprehensive (income) loss attributable to noncontrolling interests	(3,344)	(530)
Balance, end of year	$791,560	$843,411
Redeemable noncontrolling interests
The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet. Such redeemable noncontrolling interests relate to the 9,065,200 cumulative redeemable preference shares (“Watford Preference Shares”) issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford Re’s board, quarterly cash dividends on the last day of March, June, September, and December. Dividends will accrue from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate as set out on the Bloomberg Screen IRSB 18. The Watford Preference Shares may be redeemed by Watford Re on or after June 30, 2019 or at the option of the preferred shareholders at any time on or after June 30, 2034. Because the redemption features are not solely within the control of Watford Re, the Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets. Preferred dividends on the Watford Preference Shares, including the accretion of the discount and issuance costs, was $19.6 million for 2018, 2017 and 2016. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘amounts attributable to noncontrolling interests’ in the Company’s consolidated statements of income.

The following table sets forth activity in the redeemable non-controlling interests:

	December 31,
	2018	2017	2016
Balance, beginning of year	$205,922	$205,553	$205,182
Accretion of preference share issuance costs	370	369	371
Balance, end of year	$206,292	$205,922	$205,553

The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests’ as summarized in the table below:

	December 31,
	2018	2017	2016
Amounts attributable to non-redeemable noncontrolling interests	$48,507	$7,913	$(113,091)
Dividends attributable to redeemable noncontrolling interests	(18,357)	(18,344)	(18,349)
Net (income) loss attributable to noncontrolling interests	$30,150	$(10,431)	$(131,440)
Bellemeade Re
The Company has entered into various aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the Bellemeade Agreements). At the time the Bellemeade Agreements were entered into, the applicability of the accounting guidance that addresses VIEs was evaluated. As a result of the evaluation of the Bellemeade Agreements, the Company concluded that these entities are VIEs. However, given that the ceding insurers do not have the unilateral power to direct those activities that are significant to their economic performance, the Company does not consolidate such entities in its consolidated financial statements.

ARCH CAPITAL	147	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total assets of the Bellemeade entities, as well as the Company’s maximum exposure to loss associated with these VIEs, calculated as the spread between contractual payments and the value of the underlying notional amount of VIE assets or liabilities.

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
December 31, 2018
Bellemeade 2015-1 Ltd. (Jul-15)	$43,246	$112	$498	$610
Bellemeade 2017-1 Ltd. (Oct-17)	304,373	165	1,312	1,477
Bellemeade 2018-1 Ltd. (Apr-18)	374,460	132	3,539	3,671
Bellemeade 2018-2 Ltd. (Aug-18)	653,278	874	4,005	4,879
Bellemeade 2018-3 Ltd. (Oct-18)	506,110	469	1,836	2,305
Total	$1,881,467	$1,752	$11,190	$12,942

December 31, 2017
Bellemeade 2015-1 Ltd. (Jul-15)	92,390	471	832	1,303
Bellemeade 2016-1 Ltd. (May-16)	135,201	20	527	547
Bellemeade 2017-1 Ltd. (Oct-17)	347,139	391	1,867	2,258
Total	$574,730	$882	$3,226	$4,108
See Note 7, “Reinsurance.”

ARCH CAPITAL	148	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2018
Beginning balance	$157,400	$(39,356)	$118,044
Cumulative effect of an accounting change	(149,794)	—	(149,794)
Other comprehensive income (loss) before reclassifications	(266,357)	(25,186)	(291,543)
Amounts reclassified from accumulated other comprehensive income	144,573	—	144,573
Net current period other comprehensive income (loss)	(121,784)	(25,186)	(146,970)
Ending balance	$(114,178)	$(64,542)	$(178,720)

Year Ended December 31, 2017
Beginning balance	$(27,641)	$(86,900)	$(114,541)
Other comprehensive income (loss) before reclassifications	252,904	47,544	300,448
Amounts reclassified from accumulated other comprehensive income	(67,863)	—	(67,863)
Net current period other comprehensive income (loss)	185,041	47,544	232,585
Ending balance	$157,400	$(39,356)	$118,044

Year Ended December 31, 2016
Beginning balance	$50,085	$(66,587)	$(16,502)
Other comprehensive income (loss) before reclassifications	(21,365)	(20,313)	(41,678)
Amounts reclassified from accumulated other comprehensive income	(56,361)	—	(56,361)
Net current period other comprehensive income (loss)	(77,726)	(20,313)	(98,039)
Ending balance	$(27,641)	$(86,900)	$(114,541)
The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2018	2017	2016
Unrealized appreciation on available-for-sale investments
	Net realized gains	$(153,822)	$82,542	$95,448
	Other-than-temporary impairment losses	(2,829)	(7,138)	(30,794)
	Total before tax	(156,651)	75,404	64,654
	Income tax (expense) benefit	12,078	(7,541)	(8,293)
	Net of tax	$(144,573)	$67,863	$56,361

ARCH CAPITAL	149	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(294,267)	$(24,210)	$(270,057)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(156,651)	(12,078)	(144,573)
Foreign currency translation adjustments	(25,006)	(176)	(24,830)
Other comprehensive income (loss)	$(162,622)	$(12,308)	$(150,314)

Year Ended December 31, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$266,559	$13,655	$252,904
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	75,404	7,541	67,863
Foreign currency translation adjustments	47,549	535	47,014
Other comprehensive income (loss)	$238,704	$6,649	$232,055

Year Ended December 31, 2016
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(26,159)	$(5,146)	$(21,013)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(352)	—	(352)
Less reclassification of net realized gains (losses) included in net income	64,654	8,293	56,361
Foreign currency translation adjustments	(20,120)	261	(20,381)
Other comprehensive income (loss)	$(111,285)	$(13,178)	$(98,107)

ARCH CAPITAL	150	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$727,821	$629,709	$824,178
Amounts attributable to noncontrolling interests	30,150	(10,431)	(131,440)
Net income available to Arch	757,971	619,278	692,738
Preferred dividends	(41,645)	(46,041)	(28,070)
Loss on redemption of preferred shares	(2,710)	(6,735)	—
Net income available to Arch common shareholders	$713,616	$566,502	$664,668

Denominator:
Weighted average common shares outstanding	401,036,376	377,531,628	362,271,729
Series D preferred securities (1)	3,311,245	26,606,736	104,613
Weighted average common shares outstanding – basic	404,347,621	404,138,364	362,376,342
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,474,207	3,936,594	3,877,077
Stock options (2)	7,084,650	9,710,067	7,899,060
Weighted average common shares and common share equivalents outstanding – diluted	412,906,478	417,785,025	374,152,479

Earnings per common share:
Basic	$1.76	$1.40	$1.83
Diluted	$1.73	$1.36	$1.78

(1)
The company has determined that, based on a review of the terms, features and rights of the Company’s non-voting common equivalent preferred shares compared to the rights of the Company’s common shareholders, the underlying common shares that the convertible securities convert to were common share equivalents at the time of their issuance.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2018, 2017 and 2016, the number of stock options excluded were 5,673,821, 2,603,451 and 2,168,187, respectively.

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

ARCH CAPITAL	151	2018 FORM 10-K

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
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2018	2017	2016
Current expense (benefit):
United States	$73,078	$(51,705)	$40,300
Non-U.S.	12,785	5,969	10,445
	85,863	(45,736)	50,745
Deferred expense (benefit):
United States	19,544	169,093	(14,641)
Non-U.S.	8,544	4,211	(4,730)
	28,088	173,304	(19,371)
Income tax expense	$113,951	$127,568	$31,374
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2018	2017	2016
Income (loss) Before Income Taxes:
Bermuda	$388,492	$406,054	$801,155
United States	440,823	381,157	51,577
Other	12,457	(29,934)	2,820
Total	$841,772	$757,277	$855,552
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The 2018 applicable statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (21.0%), United Kingdom (19.0%), Ireland (12.5%), Denmark (22.0%), Canada (26.5%), Gibraltar (10.0%), Australia (30.0%), Hong Kong (16.5%) and the Netherlands (20.0%). The United States rate was 35% in 2017 and 2016.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2018	2017	2016
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$91,529	$126,262	$17,365
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(4,790)	(13,330)	(8,830)
Meals and entertainment	1,060	1,063	954
State taxes, net of U.S. federal tax benefit	2,086	732	1,073
Foreign branch taxes	5,428	5,752	5,496
Prior year adjustment	(2,522)	(559)	(4,756)
Foreign exchange gains & losses	1,293	(572)	223
Changes in applicable tax rate	(128)	7,745	1,209
Dividend withholding taxes	6,594	232	3,319
Change in valuation allowance	18,396	14,798	4,730
Contingent consideration	740	3,785	9,353
Share based compensation	(5,356)	(18,733)	—
Other	(379)	393	1,238
Income tax expense (benefit)	$113,951	$127,568	$31,374
The effect of a change in tax laws or rates on deferred taxes assets and liabilities is recognized in income in the period in which such change is enacted.
On December 22, 2017, the Tax Cuts Act was signed into law by the President of the United States which significantly changes the U.S. tax law in many way including a reduction of the U.S. federal income tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued, Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for tax effects of the Tax Cuts Act. SAB 118 provided a measurement period of up to one year from the enactment date to complete the accounting. During 2018, the Company finalized its accounting for the income tax impact of the Tax Cuts Act resulting in a tax expense of $1.2 million primarily attributable to the write down of temporary differences identified following the filing of the Company’s 2017 corporate tax return offset by AMT credits that are currently recoverable.

ARCH CAPITAL	152	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Net operating loss	$24,089	$33,723
Uncrystallized losses	7,960	9,132
AMT credit carryforward	2,652	12,327
Discounting of net loss reserves	43,130	33,659
Deferred ceding commission	—	6,934
Net unearned premium reserve	68,305	47,682
Compensation liabilities	20,492	20,234
Foreign tax credit carryforward	9,116	6,610
Interest expense	1,387	3,815
Goodwill and intangible assets	17,127	3,688
Bad debt reserves	5,626	5,073
Net unrealized foreign exchange gains	949	464
Net unrealized decline of investments	13,453	1,602
Other, net	3,418	1,628
Deferred tax assets before valuation allowance	217,704	186,571
Valuation allowance	(44,659)	(30,591)
Deferred tax assets net of valuation allowance	173,045	155,980
Deferred income tax liabilities:
Depreciation and amortization	(2,559)	(2,333)
Deposit accounting liability	(2,292)	(2,392)
Contingency reserve	(112,852)	(110,632)
Deferred policy acquisition costs	(32,105)	—
Other, net	(735)	(1,061)
Total deferred tax liabilities	(150,543)	(116,418)
Net deferred income tax assets	$22,502	$39,562
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2018, the Company’s valuation allowance was $44.7 million, compared to $30.6 million at December 31, 2017. The valuation allowance in both periods was primarily attributable to valuation allowance on the Company’s U.K. Canadian and Australian operations and certain other deferred tax assets relating to loss carryforwards that have a limited use.
At December 31, 2018, the Company’s net operating loss carryforwards and tax credits were as follows:

	Year Ended December 31,
	2018	Expiration
Operating Loss Carryforwards
United Kingdom	$59,500	No expiration
Ireland	14,000	No expiration
Australia	16,000	No expiration
Hong Kong	12,800	No expiration
United States (1) (2)	24,400	2029 - 2038

Tax Credits
U.K. foreign tax credits	9,116	No expiration
U.S. refundable AMT credits	2,652	No expiration
(1) Includes $4.6 million net operating loss carryforwards from Watford Re.
(2) On January 30, 2014, the Company’s U.S. mortgage operations underwent an ownership change for U.S. federal income tax purposes as a result of the Company’s acquisition of the CMG Entities. As a result of this ownership change, a limitation has been imposed upon the utilization of approximately $9.6 million of the Company’s existing U.S. net operating loss carryforwards. Utilization is limited to approximately $0.6 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”).
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $182.7 million at December 31, 2018, compared to $177.2 million at December 31, 2017.
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
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As

ARCH CAPITAL	153	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2018, the Company’s total unrecognized tax benefits, including interest and penalties, were $2.0 million. If recognized, the full amount of the unrecognized tax benefit would generally decrease the current year annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017

Balance at beginning of year	$2,008	$2,008
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$2,008	$2,008
The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2015-2018
United Kingdom	2017-2018
Ireland	2014-2018
Canada	2014-2018
Switzerland	2017-2018
Denmark	2015-2018
As of December 31, 2018, the Company’s current income tax recoverable (included in “Other assets”) was $21.2 million.

15.    Transactions with Related Parties

Kewsong Lee, a director of Arch Capital until November 2, 2017, resigned from Arch Capital’s Board of Directors because of the expansion of his duties at The Carlyle Group (“Carlyle”) following his promotion to co-CEO effective January 1, 2018. As part of its investment philosophy, the Company invests a portion of its investment portfolio in alternative investment funds. As of December 31, 2017, the total value of the Company’s investments in funds or other investments managed by Carlyle was approximately $293.0 million, and the Company had aggregate unfunded commitments to funds managed by Carlyle of $468.8 million. The Company may make additional commitments to funds managed by Carlyle from time to time. During 2017 and 2016, the Company made aggregate capital contributions to funds managed by Carlyle of $131.8 million and $62.1 million, respectively. During 2017 and 2016, the Company received aggregate cash distributions from funds managed by Carlyle of $55.6 million and $21.5 million, respectively.
Certain directors and executive officers of the Company own common and preference shares of Watford Re. See note 11, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford Re.
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

ARCH CAPITAL	154	2018 FORM 10-K

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

Broker	Year Ended December 31,
	2018	2017	2016
Aon Corporation and its subsidiaries	11.4%	11.3%	14.4%
Marsh & McLennan Companies and its subsidiaries	9.3%	10.7%	13.5%
No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2018, 2017 and 2016.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2018 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.77 billion and $1.70 billion at December 31, 2018 and 2017, respectively.
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
Leases and Purchase Obligations
At December 31, 2018, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases are as follows:

2019	$31,088
2020	30,491
2021	29,351
2022	26,068
2023	21,408
2024 and thereafter	54,745
Total	$193,151
All of these leases are for the rental of office space, with expiration terms that range from 2019 to 2030. Rental expense, net of income from subleases, was approximately $27.6 million, $31.1 million and $24.2 million for 2018, 2017 and 2016, respectively.
At December 31, 2018, the Company has entered into capital lease agreements. The future lease payments for the Company’s capital leases are expected to be $6.2 million, $4.8 million and $2.1 million for 2019, 2020 and 2021, respectively.
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $39.5 million and $29.7 million at December 31, 2018 and 2017, respectively.
Employment and Other Arrangements
At December 31, 2018, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.

ARCH CAPITAL	155	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Debt and Financing Arrangements

The Company’s senior notes payable at December 31, 2018 and 2017 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2018	2017
2034 notes (1)	7.350%	300,000	297,150	297,053
2043 notes (2)	5.144%	500,000	494,723	494,621
2026 notes (3)	4.011%	500,000	496,417	496,043
2046 notes (4)	5.031%	450,000	445,238	445,167
		$1,750,000	$1,733,528	$1,732,884
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
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.
On October 26, 2016, Arch Capital and certain of its subsidiaries entered into an $850.0 million five-year credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $350.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Subject to the receipt of commitments, the Secured Facility may be increased by up to an aggregate of $350.0 million, and the Unsecured Facility may be increased to an amount not to exceed $750.0 million. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of Arch Capital. Secured letters of credit are available for issuance on behalf of Arch Capital insurance and reinsurance subsidiaries. The Credit Facility is structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations.
The Credit Facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, consolidated tangible net worth, minimum shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2018.
Commitments under the Credit Facility will expire on October 26, 2021, and all loans then outstanding must be repaid. Letters of credit issued under the Unsecured Facility will not have an expiration date later than October 26, 2022.
Under the $350.0 million secured letter of credit facility, Arch Capital’s subsidiaries had $174.8 million of letters of credit outstanding and remaining capacity of $175.2 million at December 31, 2018. In addition, certain of Arch Capital’s subsidiaries had outstanding letters of credit of $167.5 million, which were issued in the normal course of business. When issued, these letters of credit are secured by a portion of the investment portfolio. At December 31, 2018, these letters of

ARCH CAPITAL	156	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit were secured by investments with a fair value of $362.0 million.
Watford Re has access to a $100 million letter of credit facility expiring on May 16, 2019 and an $800 million secured credit facility expiring on November 30, 2021, that provides for borrowings and the issuance of letters of credit not to exceed $400 million. Borrowings of revolving loans may be made by Watford Re at a variable rate based on LIBOR or an alternative base rate at the option of Watford Re. At December 31, 2018, Watford Re had $68.9 million in outstanding letters of credit under the two facilities and $455.7 million of borrowings outstanding under the secured credit facility, backed by Watford Re’s investment portfolio. Watford Re was in compliance with all covenants contained in both of its credit facilities at December 31, 2018. The Company does not guarantee or provide credit support for Watford Re, and the Company’s financial exposure to Watford Re is limited to its investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
The Company’s outstanding revolving credit agreement borrowings were as follows:

	Year Ended December 31,
	2018	2017
Arch-U.S.	$—	$375,000
Watford Re	455,682	441,132
Total revolving credit agreement borrowings	$455,682	$816,132

18.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at Dec. 31, 2016	$204,022	$68,174	$509,357	$781,553
Acquisitions	806	—	2,300	3,106
Amortization	—	—	(125,778)	(125,778)
Foreign currency movements and other adjustments	(6,592)	—	322	(6,270)
Net balance at Dec. 31, 2017	198,236	68,174	386,201	652,611
Acquisitions	51,476	—	43,000	94,476
Amortization	—	—	(105,670)	(105,670)
Impairment (1)	—	(6,300)	—	(6,300)
Foreign currency movements and other adjustments	(92)	—	(105)	(197)
Net balance at Dec. 31, 2018	$249,620	$61,874	$323,426	$634,920

Gross balance at Dec. 31, 2018	$256,668	$61,874	$662,101	$980,643
Accumulated amortization	—	—	(337,190)	(337,190)
Foreign currency movements and other adjustments	(7,048)	—	(1,485)	(8,533)
Net balance at Dec. 31, 2018	$249,620	$61,874	$323,426	$634,920
(1)    The impairment to the indefinite-lived intangible assets during the year ended December 31, 2018 of $6.3 million related to insurance licenses from the acquisition of UGC that were forfeited as a result of the merger of two subsidiaries. The impairment was recorded in “corporate expenses” in the consolidated statement of income.

ARCH CAPITAL	157	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
Dec. 31, 2018
Acquired insurance contracts	$435,067	$(271,981)	$(150)	$162,936
Operating platform	47,400	(35,402)	—	11,998
Distribution relationships	186,611	(36,718)	(1,335)	148,558
Goodwill	256,668	—	(7,048)	249,620
Insurance licenses	61,874	—	—	61,874
Unfavorable service contract	(9,533)	7,949	—	(1,584)
Other	2,556	(1,038)	—	1,518
Total	$980,643	$(337,190)	$(8,533)	$634,920

Dec. 31, 2017
Acquired insurance contracts	$435,067	$(182,947)	$(150)	$251,970
Operating platform	44,900	(26,422)	—	18,478
Distribution relationships	147,611	(28,321)	(1,230)	118,060
Goodwill	205,192	—	(6,956)	198,236
Insurance licenses	68,174	—	—	68,174
Unfavorable service contract	(9,533)	6,997	—	(2,536)
Other	1,056	(827)	—	229
Total	$892,467	$(231,520)	$(8,336)	$652,611
The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2019	$77,529
2020	49,689
2021	33,043
2022	27,149
2023	24,908
2024 and thereafter	111,108
Total	$323,426
The estimated remaining useful lives of these assets range from one to eighteen years at December 31, 2018.
Other than the impairment described above, the Company’s annual impairment reviews for goodwill and intangible assets did not result in the recognition of impairment losses for 2018, 2017 and 2016.

19.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 1.8 billion Common Shares, par value of $0.0011 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2018	2017	2016
Common Shares:
Shares issued and outstanding, beginning of year	549,872,226	523,932,303	519,323,547
Shares issued (1)	2,757,506	3,388,344	3,447,336
Conversion of Series D preferred shares (2)	17,022,600	21,265,860	—
Restricted shares issued, net of cancellations	1,084,951	1,285,719	1,161,420
Shares issued and outstanding, end of year	570,737,283	549,872,226	523,932,303
Common shares in treasury, end of year	(168,282,449)	(156,938,409)	(155,569,752)
Shares issued and outstanding, end of year	402,454,834	392,933,817	368,362,551

(1)	Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

(2)	Such shares represent common shares that were issued upon conversion of the non-voting common equivalent preference shares issued in connection with the AIG acquisition.
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
Share Repurchase Program
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2018, approximately $163.7 million of share repurchases were available under the program. Repurchases under the program may be effected from

ARCH CAPITAL	158	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Repurchases of Arch Capital’s common shares in connection with the share repurchase plan and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2018, Arch Capital held 168.3 million shares for an aggregate cost of $2.38 billion in treasury, at cost.
The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2018	2017	2016
Aggregate cost of shares repurchased	$282,762	$—	$75,256
Shares repurchased	10,559,850	—	3,420,411
Average price per share repurchased	$26.78	$—	$22.00
Since the inception of the share repurchase program through December 31, 2018, Arch Capital has repurchased approximately 386.2 million common shares for an aggregate purchase price of $3.97 billion.
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
The Company determined, based on a review of the terms features and rights of the series D preferred shares compared to the rights of the Company’s common shareholders, the underlying 38,288,460 common shares (split adjusted) that the convertible securities convert to were common share equivalents at the time of their issuance.
In June 2017, Arch Capital completed an underwritten public secondary offering of 21,265,860 common shares (split adjusted) by AIG following transfer of 708,862 Series D Preferred Shares. In March 2018, Arch Capital completed an underwritten public secondary offering of 17,022,600 common shares (split adjusted) by AIG following transfer of 567,420 Series D Preferred Shares. Proceeds from the sale of common shares pursuant to the public offering were received by AIG.

At December 31, 2018, no Series D Preferred Shares were outstanding.
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
Except in specified circumstances relating to certain tax or corporate events, the Series F Preferred Shares are not redeemable prior to August 17, 2022 (the fifth anniversary of the issue date). On and after that date, the Series F Preferred Shares will be redeemable at the Company’s option, in whole or in part, at a redemption price of $25,000 per share of the Series F Preferred Shares (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends to, but excluding, the redemption date. The Series F Depositary Shares will be redeemed if and to the extent the related Series F Preferred Shares are redeemed by the Company. Neither the Series F Depositary Shares nor the Series F Preferred Shares have a stated maturity, nor will they be subject to any sinking fund or mandatory redemption. The Series F Preferred Shares are not convertible into any other securities. The Series F Preferred Shares will not have voting rights, except under limited circumstances. The net proceeds from the Series F Preferred Share offerings were used to redeem the Company’s outstanding 6.75% Series C Non-Cumulative Preferred Shares.
Series E Preferred Shares
On September 29, 2016, Arch Capital completed a $450 million underwritten public offering of 18.0 million depositary shares

ARCH CAPITAL	159	2018 FORM 10-K

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
The 2018 Long-Term Incentive and Share Award Plan (the “2018 Plan”) became effective as of May 9, 2018 following approval by shareholders of the Company. The 2018 Plan provides for the issuance of restricted stock units, performance units, restricted shares, performance shares, stock options and stock appreciation rights and other equity-based awards to our employees and directors. The 2018 Plan authorizes the issuance of 34,500,000 common shares and will terminate as to future awards on February 28, 2028. At December 31, 2018, 32,890,632 shares are available for future issuance.
The 2015 Long Term Incentive and Share Award Plan (the (“2015 Plan”) authorizes the issuance of 12,900,000 common shares and became effective as of May 7, 2015 following approval by shareholders of the Company. The 2015 Plan provides for the issuance of share-based awards to our employees and directors and will terminate as to future awards on February 26, 2025. At December 31, 2018, 251,820 shares are available for future issuance.
The 2012 Long Term Incentive and Share Award Plan (the “2012 Plan”) became effective as of May 9, 2012 following approval by shareholders of the Company. The 2012 Plan authorizes the issuance of 22,301,772 common shares and will terminate as to future awards on February 28, 2022. At December 31, 2018, 389,406 shares are available for grant under the 2012 Plan.
Upon shareholder approval on May 6, 2016, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share Purchase Plan (the “ESPP”) became effective and a total of 4,689,777 common shares were reserved for issuance. The purpose of the ESPP is to give employees of Arch Capital and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of Arch Capital and its subsidiaries. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Code. At December 31, 2018, approximately 3,281,686 shares remain available for issuance.

ARCH CAPITAL	160	2018 FORM 10-K

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
The grant date fair value is determined using the Black-Scholes option valuation model. The expected life assumption was based on an expected term analysis, which incorporated the Company’s historical exercise experience. Expected volatility is based on the Company’s daily historical trading data of its common shares. The table below summarizes the assumptions used.

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—%	—%	—%
Expected volatility	21.3%	21.3%	21.7%
Risk free interest rate	2.8%	2.0%	1.4%
Expected option life	6.0 years	6.0 years	6.0 years
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2018 is presented below:

	Year Ended December 31, 2018
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	19,770,174	$17.22
Granted	3,158,715	$27.22
Exercised	(2,649,229)	$11.99
Forfeited or expired	(203,067)	$28.68
Outstanding, end of year	20,076,593	$19.37	5.44	$161,666
Exercisable, end of year	16,162,208	$17.29	4.59	$160,363
The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2018, the Company received proceeds of $6.6 million from the exercise of stock options and recognized a tax benefit of $4.9 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$7.50	$8.15	$5.71
Aggregate intrinsic value of Options/SARs exercised	$43,468	$64,173	$59,617

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
A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2018 is presented below:

	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	2,517,009	456,477
Granted	484,940	1,078,347
Vested	(1,269,057)	(223,929)
Forfeited	(113,607)	(56,337)
Unvested balance, end of year	1,619,285	1,254,558

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$27.76	$28.94
Granted	$26.76	$26.90
Vested	$25.89	$27.04
Forfeited	$28.56	$27.78
Unvested balance, end of year	$28.88	$27.58
The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2018	2017	2016
Restricted shares and restricted unit awards granted	1,563,287	1,747,176	1,442,940
Weighted average grant date fair value	$26.86	$32.02	$23.91
Aggregate fair value of vested restricted shares and units awards	$39,898	$133,848	$45,206
The aggregate intrinsic value of restricted units outstanding at December 31, 2018 was $34.6 million, and the aggregate intrinsic value of restricted units vested and deferred was $1.1 million.

ARCH CAPITAL	161	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Awards
The Company also issues performance share and unit awards (“performance awards”) to eligible employees, which are earned based on the achievement of pre-established threshold, target and maximum goals over three-year performance periods. Final payouts depend on the level of achievement along with each employees continued service through the vest date. The grant date fair value of the performance awards is measured using a Monte Carlo simulation model, which incorporated the assumptions summarized in the table below. Expected volatility is based on the Company’s daily historical trading data of its common shares. The cumulative compensation expense recognized and unrecognized as of any reporting period date represents the adjusted estimate of performance shares and units that will ultimately be awarded, valued at their original grant date fair values.

	Year Ended December 31,
	2018	2017	2016
Expected volatility	16.2%	—%	—%
Risk free interest rate	2.6%	—%	—%

	Performance Shares	Performance Units
Unvested Shares:
Unvested balance, beginning of year	—	—
Granted	730,520	12,993
Vested	—	—
Forfeited	(15,192)	0
Unvested balance, end of year	715,328	12,993

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$—	$—
Granted	$24.77	$24.71
Vested	$—	$—
Forfeited	$24.65	$0.00
Unvested balance, end of year	$24.77	$24.71
The following table presents the weighted average grant date fair values of performance awards granted.

	Year Ended December 31,
	2018	2017	2016
Performance awards	743,513	—	—
Weighted average grant date fair value	$24.77	$—	$—
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

	Year Ended December 31,
	2018	2017	2016
Pre-Tax
Stock options and SARs	$16,272	$18,536	$14,095
Restricted share and unit awards	34,025	46,884	40,398
Performance awards	4,414	—	—
ESPP	1,224	2,443	2,089
Total	$55,935	$67,863	$56,582

After-Tax
Stock options and SARs	$14,894	$16,219	$11,885
Restricted share and unit awards	29,044	37,708	31,660
Performance awards	4,127	—	—
ESPP	1,114	2,171	1,861
Total	$49,179	$56,098	$45,406

	December 31, 2018
	Stock Options and SARs	Restricted Common Shares and Units	Performance Common Shares and Units
Unrecognized compensation cost related to unvested awards	$16,478	$42,979	$4,768
Weighted average recognition period (years)	1.57	1.44	1.43
21.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2018, 2017 and 2016, the Company expensed $40.8 million, $40.7 million and $30.6 million, respectively, related to these retirement plans.
22.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2018, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL	162	2018 FORM 10-K

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
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2018 and 2017:

	December 31,
	2018	2017
Actual capital and surplus (1):
Bermuda	$11,605,652	$9,841,225
Ireland	653,055	543,929
United States	4,195,477	4,850,148
United Kingdom	386,892	320,857
Canada	59,096	63,390

Required capital and surplus:
Bermuda	$4,718,345	$3,761,939
Ireland	429,117	383,966
United States	1,783,268	1,816,919
United Kingdom	271,864	270,242
Canada	33,189	35,846

(1)	Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.
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

The statutory net income (loss) for the Company’s principal operating subsidiaries for 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory net income (loss):
Bermuda	$919,554	$881,665	$886,492
Ireland	29,223	(14,438)	26,935
United States	292,831	500,412	67,826
United Kingdom	(18,467)	(33,257)	(7,512)
Canada	2,525	158	621
Bermuda
The Company has two Bermuda based subsidiaries: Arch Re Bermuda, a Class 4 insurer and long-term insurer, and Watford Re, a Class 4 insurer. Under the Bermuda Insurance Act 1978 (the “Insurance Act”), these subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement as determined by the Bermuda Monetary Authority (“BMA”). The enhanced capital requirement is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2018 and 2017, all such requirements were met.

The ability of these subsidiaries to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $2.62 billion to Arch Capital during 2019 without providing an affidavit to the BMA.
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

ARCH CAPITAL	163	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to maintain a minimum level of capital. At December 31, 2018 and 2017, these requirements were met.

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

Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $123.2 million of dividends during 2019 subject to the approval of the Commissioner of the Delaware Department of Insurance.
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
The Company’s U.S. mortgage insurance subsidiaries are subject to detailed regulation by their domiciliary and primary regulators, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) for Arch Mortgage Insurance

Company and Arch Mortgage Guaranty Company, the North Carolina Department of Insurance (“NC DOI”) for United Guaranty Residential Insurance Company, and by state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies restricted to writing a single type of insurance business, such as mortgage insurance business. Each company is subject to either Wisconsin or North Carolina statutory requirements as to payment of dividends. Generally, both Wisconsin and North Carolina law precludes any dividend before giving at least 30 days’ notice to the Wisconsin OCI or NC DOI, as applicable, and prohibits paying any dividend unless it is fair and reasonable to do so. In addition, the state regulators and the GSEs limit or restrict our eligible mortgage insurers’ ability to pay stockholder dividends or otherwise return capital to shareholders. Under respective states law, our U.S. mortgage subsidiaries can declare a maximum of approximately $324.4 million of dividends during 2019. In certain instances, approval by the GSEs would be required for dividends or other forms of return of capital to shareholders due to the requirements under PMIERs, including the minimum required assets imposed on our eligible mortgage insurers by the GSEs. Such dividend would result in an increase in available capital at Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.
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

ARCH CAPITAL	164	2018 FORM 10-K

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
Arch Insurance Company Europe and AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. The capital requirements are calculated by reference to standard formulae defined in Solvency II. At December 31, 2018 and 2017, our subsidiaries were in compliance with these requirements.

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

ARCH CAPITAL	165	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Unaudited Condensed Quarterly Financial Information

The following table summarizes the 2018 and 2017 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2018
Net premiums written	$1,301,754	$1,333,553	$1,298,896	$1,412,544
Net premiums earned	1,369,435	1,290,878	1,336,763	1,234,899
Net investment income	157,217	144,024	135,668	126,724
Net realized gains (losses)	(166,030)	(51,705)	(76,611)	(110,998)
Net impairment losses recognized in earnings	(1,705)	(492)	(470)	(162)
Underwriting income (loss)	166,955	234,581	235,465	236,997
Net income (loss) attributable to Arch	136,494	227,408	243,646	150,423
Preferred dividends	(10,403)	(10,402)	(10,403)	(10,437)
Net income (loss) available to Arch common shareholders	126,091	217,006	233,243	137,276
Net income (loss) per common share -- basic	$0.31	$0.54	$0.58	$0.34
Net income (loss) per common share -- diluted	$0.31	$0.53	$0.56	$0.33

Year Ended December 31, 2017
Net premiums written	$1,111,015	$1,325,403	$1,248,695	$1,276,260
Net premiums earned	1,224,755	1,261,886	1,240,874	1,117,017
Net investment income	125,415	116,459	111,124	117,874
Net realized gains (losses)	26,978	66,275	21,735	34,153
Net impairment losses recognized in earnings	(1,723)	(1,878)	(1,730)	(1,807)
Underwriting income (loss)	182,111	(142,172)	195,419	212,072
Net income (loss) attributable to Arch	214,640	(33,656)	185,167	253,127
Preferred dividends	(11,105)	(12,369)	(11,349)	(11,218)
Net income (loss) available to Arch common shareholders	203,535	(52,760)	173,818	241,909
Net income (loss) per common share -- basic	$0.50	$(0.13)	$0.43	$0.60
Net income (loss) per common share -- diluted	$0.49	$(0.13)	$0.42	$0.58

ARCH CAPITAL	166	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Guarantor Financial Information

The following tables present condensed consolidating balance sheets at December 31, 2018 and 2017 and condensed consolidating statements of income, comprehensive income and cash flows for 2018, 2017 and 2016 for Arch Capital, Arch-U.S., a 100% owned subsidiary of Arch Capital, and Arch Capital's other subsidiaries.

	December 31, 2018
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$104	$452,674	$21,307,206	$(14,700)	$21,745,284
Cash	6,125	5,940	634,491	—	646,556
Investments in subsidiaries	9,735,256	3,999,243	—	(13,734,499)	—
Due from subsidiaries and affiliates	9	2	1,802,686	(1,802,697)	—
Premiums receivable	—	—	1,834,389	(535,239)	1,299,150
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,618,660	(5,699,288)	2,919,372
Contractholder receivables	—	—	2,079,111	—	2,079,111
Ceded unearned premiums	—	—	1,730,262	(754,793)	975,469
Deferred acquisition costs	—	—	618,535	(48,961)	569,574
Goodwill and intangible assets	—	—	634,920	—	634,920
Other assets	12,588	80,949	1,466,438	(211,082)	1,348,893
Total assets	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,345,142	$(5,491,845)	$11,853,297
Unearned premiums	—	—	4,508,429	(754,793)	3,753,636
Reinsurance balances payable	—	—	928,346	(535,239)	393,107
Contractholder payables	—	—	2,079,111	—	2,079,111
Collateral held for insured obligations	—	—	236,630		236,630
Senior notes	297,150	494,723	941,655	—	1,733,528
Revolving credit agreement borrowings	—	—	455,682	—	455,682
Due to subsidiaries and affiliates	—	536,805	1,265,892	(1,802,697)	—
Other liabilities	17,105	26,270	1,699,768	(467,484)	1,275,659
Total liabilities	314,255	1,057,798	29,460,655	(9,052,058)	21,780,650

Redeemable noncontrolling interests	—	—	220,992	(14,700)	206,292

Shareholders' Equity
Total shareholders' equity available to Arch	9,439,827	3,481,010	10,253,491	(13,734,501)	9,439,827
Non-redeemable noncontrolling interests	—	—	791,560	—	791,560
Total shareholders' equity	9,439,827	3,481,010	11,045,051	(13,734,501)	10,231,387

Total liabilities, noncontrolling interests and shareholders' equity	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

ARCH CAPITAL	167	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$96,540	$46,281	$21,711,891	$(14,700)	$21,840,012
Cash	9,997	30,380	565,822	—	606,199
Investments in subsidiaries	9,396,621	4,097,765	—	(13,494,386)	—
Due from subsidiaries and affiliates	394	—	1,828,864	(1,829,258)	—
Premiums receivable	—	—	2,967,701	(1,832,452)	1,135,249
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,442,192	(5,902,049)	2,540,143
Contractholder receivables	—	—	1,978,414	—	1,978,414
Ceded unearned premiums	—	—	2,165,789	(1,239,178)	926,611
Deferred acquisition costs	—	—	693,053	(157,229)	535,824
Goodwill and intangible assets	—	—	652,611	—	652,611
Other assets	13,176	49,585	1,860,505	(86,671)	1,836,595
Total assets	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,236,401	$(5,852,609)	$11,383,792
Unearned premiums	—	—	4,861,491	(1,239,177)	3,622,314
Reinsurance balances payable	—	—	2,155,947	(1,832,451)	323,496
Contractholder payables	—	—	1,978,414	—	1,978,414
Collateral held for insured obligations	—	—	240,183	—	240,183
Deposit accounting liabilities	—	—	—	—	—
Senior notes	297,053	494,621	941,210	—	1,732,884
Revolving credit agreement borrowings	—	—	816,132	—	816,132
Due to subsidiaries and affiliates	235	536,919	1,292,104	(1,829,258)	—
Other liabilities	22,838	29,317	1,949,696	(293,343)	1,708,508
Total liabilities	320,126	1,060,857	31,471,578	(11,046,838)	21,805,723

Redeemable noncontrolling interests	—	—	220,622	(14,700)	205,922

Shareholders' Equity
Total shareholders' equity available to Arch	9,196,602	3,163,154	10,331,231	(13,494,385)	9,196,602
Non-redeemable noncontrolling interests	—	—	843,411	—	843,411
Total shareholders' equity	9,196,602	3,163,154	11,174,642	(13,494,385)	10,040,013

Total liabilities, noncontrolling interests and shareholders' equity	$9,516,728	$4,224,011	$42,866,842	$(24,555,923)	$32,051,658

ARCH CAPITAL	168	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$5,231,975	$—	$5,231,975
Net investment income	49	3,902	649,394	(89,712)	563,633
Net realized gains (losses)	29	(2,676)	(410,014)	7,317	(405,344)
Net impairment losses recognized in earnings	—	—	(2,829)	—	(2,829)
Other underwriting income	—	—	15,073	—	15,073
Equity in net income (loss) of investments accounted for using the equity method	—	—	45,641	—	45,641
Other income (loss)	1,918	—	501	—	2,419
Total revenues	1,996	1,226	5,529,741	(82,395)	5,450,568

Expenses
Losses and loss adjustment expenses	—	—	2,890,106	—	2,890,106
Acquisition expenses	—	—	805,135	—	805,135
Other operating expenses	—	—	677,809	—	677,809
Corporate expenses	64,279	2,422	12,293	—	78,994
Amortization of intangible assets	—	—	105,670	—	105,670
Interest expense	22,147	48,103	138,672	(88,438)	120,484
Net foreign exchange (gains) losses	30	—	(59,607)	(9,825)	(69,402)
Total expenses	86,456	50,525	4,570,078	(98,263)	4,608,796

Income (loss) before income taxes	(84,460)	(49,299)	959,663	15,868	841,772
Income tax (expense) benefit	—	13,314	(127,265)	—	(113,951)
Income (loss) before equity in net income of subsidiaries	(84,460)	(35,985)	832,398	15,868	727,821
Equity in net income of subsidiaries	842,431	388,260	—	(1,230,691)	—
Net income	757,971	352,275	832,398	(1,214,823)	727,821
Net (income) loss attributable to noncontrolling interests	—	—	28,875	1,275	30,150
Net income available to Arch	757,971	352,275	861,273	(1,213,548)	757,971
Preferred dividends	(41,645)	—	—	—	(41,645)
Loss on redemption of preferred shares	(2,710)	—	—	—	(2,710)
Net income available to Arch common shareholders	$713,616	$352,275	$861,273	$(1,213,548)	$713,616

Comprehensive income (loss) available to Arch	$611,003	$292,973	$730,828	$(1,023,801)	$611,003

ARCH CAPITAL	169	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$4,844,532	$—	$4,844,532
Net investment income	243	1,420	559,963	(90,754)	470,872
Net realized gains (losses)	—	—	149,141	—	149,141
Net impairment losses recognized in earnings	—	—	(7,138)	—	(7,138)
Other underwriting income	—	—	30,253	—	30,253
Equity in net income (loss) of investments accounted for using the equity method	—	—	142,286	—	142,286
Other income (loss)	(482)	—	(2,089)	—	(2,571)
Total revenues	(239)	1,420	5,716,948	(90,754)	5,627,375

Expenses
Losses and loss adjustment expenses	—	—	2,967,446	—	2,967,446
Acquisition expenses	—	—	775,458	—	775,458
Other operating expenses	—	—	684,451	—	684,451
Corporate expenses	67,450	4,152	12,150	—	83,752
Amortization of intangible assets	—	—	125,778	—	125,778
Interest expense	23,560	47,993	135,342	(89,464)	117,431
Net foreign exchange (gains) losses	2	—	68,900	46,880	115,782
Total expenses	91,012	52,145	4,769,525	(42,584)	4,870,098

Income (loss) before income taxes	(91,251)	(50,725)	947,423	(48,170)	757,277
Income tax (expense) benefit	—	10,333	(137,901)	—	(127,568)
Income (loss) before equity in net income of subsidiaries	(91,251)	(40,392)	809,522	(48,170)	629,709
Equity in net income of subsidiaries	710,529	303,991	—	(1,014,520)	—
Net income	619,278	263,599	809,522	(1,062,690)	629,709
Net (income) loss attributable to noncontrolling interests	—	—	(11,721)	1,290	(10,431)
Net income available to Arch	619,278	263,599	797,801	(1,061,400)	619,278
Preferred dividends	(46,041)	—	—	—	(46,041)
Loss on repurchase of preferred shares	(6,735)	—	—	—	(6,735)
Net income available to Arch common shareholders	$566,502	$263,599	$797,801	$(1,061,400)	$566,502

Comprehensive income (loss) available to Arch	$851,863	$288,752	$983,475	$(1,272,227)	$851,863

ARCH CAPITAL	170	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$3,884,822	$—	$3,884,822
Net investment income	694	3,162	393,114	(30,228)	366,742
Net realized gains (losses)	12	5	137,569	—	137,586
Net impairment losses recognized in earnings	—	—	(30,442)	—	(30,442)
Other underwriting income	—	—	73,671	(16,498)	57,173
Equity in net income (loss) of investments accounted for using the equity method	—	—	48,475	—	48,475
Other income (loss)	180	—	(980)	—	(800)
Total revenues	886	3,167	4,506,229	(46,726)	4,463,556

Expenses
Losses and loss adjustment expenses	—	—	2,185,599	—	2,185,599
Acquisition expenses	—	—	667,625	—	667,625
Other operating expenses	—	—	624,090	—	624,090
Corporate expenses	49,540	1,940	30,266	—	81,746
Amortization of intangible assets	—	—	19,343	—	19,343
Interest expense	23,769	27,165	60,757	(45,439)	66,252
Net foreign exchange (gains) losses	—	—	(17,217)	(19,434)	(36,651)
Total expenses	73,309	29,105	3,570,463	(64,873)	3,608,004

Income (loss) before income taxes	(72,423)	(25,938)	935,766	18,147	855,552
Income tax (expense) benefit	—	8,676	(40,050)	—	(31,374)
Income (loss) before equity in net income of subsidiaries	(72,423)	(17,262)	895,716	18,147	824,178
Equity in net income of subsidiaries	765,161	54,497	—	(819,658)	—
Net income	692,738	37,235	895,716	(801,511)	824,178
Net (income) loss attributable to noncontrolling interests	—	—	(132,727)	1,287	(131,440)
Net income available to Arch	692,738	37,235	762,989	(800,224)	692,738
Preferred dividends	(28,070)	—	—	—	(28,070)
Net income available to Arch common shareholders	$664,668	$37,235	$762,989	$(800,224)	$664,668

Comprehensive income (loss) available to Arch	$594,699	$13,444	$684,447	$(697,891)	$594,699

ARCH CAPITAL	171	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$324,319	$481,751	$1,703,181	$(949,929)	$1,559,322
Investing Activities
Purchases of fixed maturity investments	—	(906,482)	(33,662,541)	1,241,363	(33,327,660)
Purchases of equity securities	—	(44,830)	(956,319)	—	(1,001,149)
Purchases of other investments	—	—	(2,014,622)	—	(2,014,622)
Proceeds from the sales of fixed maturity investments	—	535,947	32,218,687	(1,241,363)	31,513,271
Proceeds from the sales of equity securities	—	—	1,118,445	—	1,118,445
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,561,958	—	1,561,958
Proceeds from redemptions and maturities of fixed maturity investments	—	—	892,755	—	892,755
Net settlements of derivative instruments	—	—	44,699	—	44,699
Net (purchases) sales of short-term investments	96,476	7,674	381,323	—	485,473
Change in cash collateral related to securities lending	—	—	180,883	—	180,883
Contributions to subsidiaries	—	(98,500)	98,500	—	—
Purchases of fixed assets	(110)	—	(29,699)	—	(29,809)
Other	(4)	—	21,740	—	21,736
Net Cash Provided By (Used For) Investing Activities	96,362	(506,191)	(144,191)	—	(554,020)
Financing Activities
Redemption of preferred shares	(92,555)	—	—	—	(92,555)
Purchases of common shares under share repurchase program	(282,762)	—	—	—	(282,762)
Proceeds from common shares issued, net	(7,608)	—	—	—	(7,608)
Proceeds from intercompany borrowings	—	—	—	—	—
Proceeds from borrowings	—	—	218,259	—	218,259
Repayments of intercompany loans	—	—	—	—	—
Repayments of borrowings	—	—	(576,401)	—	(576,401)
Change in cash collateral related to securities lending	—	—	(180,883)	—	(180,883)
Dividends paid to redeemable noncontrolling interests	—	—	(19,264)	1,275	(17,989)
Dividends paid to parent (1)	—	—	(948,654)	948,654	—
Other	—	—	(7,226)	—	(7,226)
Preferred dividends paid	(41,645)	—	—	—	(41,645)
Net Cash Provided By (Used For) Financing Activities	(424,570)	—	(1,514,169)	949,929	(988,810)
Effects of exchange rate changes on foreign currency cash and restricted cash	—	—	(19,133)	—	(19,133)
Increase (decrease) in cash and restricted cash	(3,889)	(24,440)	25,688	—	(2,641)
Cash and restricted cash, beginning of year	10,048	30,380	686,856	—	727,284
Cash and restricted cash, end of period	$6,159	$5,940	$712,544	$—	$724,643

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	172	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$159,130	$(10,289)	$1,649,751	$(703,714)	$1,094,878
Investing Activities
Purchases of fixed maturity investments	—	—	(36,806,913)	—	(36,806,913)
Purchases of equity securities	—	—	(1,021,016)	—	(1,021,016)
Purchases of other investments	—	—	(2,020,624)	—	(2,020,624)
Proceeds from the sales of fixed maturity investments	—	—	35,686,779	—	35,686,779
Proceeds from the sales of equity securities	—	—	1,056,401	—	1,056,401
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,528,617	—	1,528,617
Proceeds from redemptions and maturities of fixed maturity investments	—	—	907,417	—	907,417
Net settlements of derivative instruments	—	—	(28,563)	—	(28,563)
Net (purchases) sales of short-term investments	(93,864)	(4,586)	(636,104)	—	(734,554)
Change in cash collateral related to securities lending	—	—	12,540	—	12,540
Contributions to subsidiaries	20,457	(73,700)	(423,998)	477,241	—
Issuance of intercompany loans	—	—	(47,000)	47,000	—
Repayment of intercompany loans	—	47,000	80,840	(127,840)	—
Acquisitions, net of cash	—	—	—	—	—
Purchases of fixed assets	(18)	—	(22,823)	—	(22,841)
Other	—	—	111,516	(20,641)	90,875
Net Cash Provided By (Used For) Investing Activities	(73,425)	(31,286)	(1,622,931)	375,760	(1,351,882)
Financing Activities
Proceeds from issuance of preferred shares, net	319,694	—	—	—	319,694
Redemption of preferred shares	(230,000)	—	—	—	(230,000)
Proceeds from common shares issued, net	(21,048)	—	477,244	(477,244)	(21,048)
Proceeds from intercompany borrowings	—	—	47,000	(47,000)	—
Proceeds from borrowings	—	—	253,415	—	253,415
Repayments of intercompany borrowings	—	—	(127,840)	127,840	—
Repayments of borrowings	(100,000)	—	(97,000)	—	(197,000)
Change in cash collateral related to securities lending	—	—	(12,540)	—	(12,540)
Dividends paid to redeemable noncontrolling interests	—	—	(19,264)	1,275	(17,989)
Dividends paid to parent (1)	—	—	(702,442)	702,442	—
Other	—	—	(72,537)	20,641	(51,896)
Preferred dividends paid	(46,041)	—	—	—	(46,041)
Net Cash Provided By (Used For) Financing Activities	(77,395)	—	(253,964)	327,954	(3,405)
Effects of exchange rate changes on foreign currency cash and restricted cash	—	—	18,124	—	18,124
Increase (decrease) in cash and restricted cash	8,310	(41,575)	(209,020)	—	(242,285)
Cash and restricted cash, beginning of year	1,738	71,955	895,876	—	969,569
Cash and restricted cash, end of period	$10,048	$30,380	$686,856	$—	$727,284

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	173	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$148,209	$6,395	$1,445,953	$(223,128)	$1,377,429
Investing Activities
Purchases of fixed maturity investments	—	—	(35,532,810)	—	(35,532,810)
Purchases of equity securities	—	—	(665,702)	—	(665,702)
Purchases of other investments	—	—	(1,389,406)	—	(1,389,406)
Proceeds from the sales of fixed maturity investments	—	—	34,559,966	—	34,559,966
Proceeds from the sales of equity securities	—	—	751,728	—	751,728
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,149,328	—	1,149,328
Proceeds from redemptions and maturities of fixed maturity investments	—	41,500	713,507	—	755,007
Net settlements of derivative instruments	—	—	(17,068)	—	(17,068)
Net (purchases) sales of short-term investments	(2,075)	(40,963)	(80,372)	—	(123,410)
Change in cash collateral related to securities lending	—	—	(155,248)	—	(155,248)
Contributions to subsidiaries	(479,912)	(887,650)	(546,269)	1,913,831	—
Issuance of intercompany loans	—	—	(1,460,000)	1,460,000	—
Acquisitions, net of cash	—	—	(1,992,720)	—	(1,992,720)
Purchases of fixed assets	(8)	—	(15,295)	—	(15,303)
Other	2,000	—	(29,795)	—	(27,795)
Net Cash Provided By (Used For) Investing Activities	(479,995)	(887,113)	(4,710,156)	3,373,831	(2,703,433)
Financing Activities
Proceeds from issuance of Series C preferred shares issued, net	434,899	—	—	—	434,899
Redemption of preferred shares	(2,445)	—	—	—	(2,445)
Purchases of common shares under share repurchase program	(75,256)	—	—	—	(75,256)
Proceeds from common shares issued, net	(2,418)	435,450	1,478,381	(1,913,831)	(2,418)
Proceeds from intercompany borrowings	—	500,000	960,000	(1,460,000)	—
Proceeds from borrowings	—	—	1,386,741	—	1,386,741
Repayments of borrowings	—	—	(219,171)	—	(219,171)
Change in cash collateral relating to securities lending	—	—	155,248	—	155,248
Dividends paid to redeemable noncontrolling	—	—	(19,264)	1,275	(17,989)
Dividends paid to parent (1)	—	—	(221,853)	221,853	—
Other	(48)	200	3,978	—	4,130
Preferred dividends paid	(28,070)	—	—	—	(28,070)
Net Cash Provided By (Used For) Financing Activities	326,662	935,650	3,524,060	(3,150,703)	1,635,669
Effects of exchange rate changes on foreign currency cash and restricted cash	—	—	(21,191)	—	(21,191)
Increase (decrease) in cash and restricted cash	(5,124)	54,932	238,666	—	288,474
Cash and restricted cash, beginning of year	6,862	17,023	657,210	—	681,095
Cash and restricted cash, end of period	$1,738	$71,955	$895,876	$—	$969,569

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	174	2018 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    Subsequent Event

Business Acquired
On November 1, 2018, the Company announced that its U.K. insurance operations entered into a renewal rights transaction with The Ardonagh Group of a U.K. commercial lines book of business, consisting of commercial property, casualty, motor, professional liability, personal accident and travel business. The transaction closed on January 1, 2019.

ARCH CAPITAL	175	2018 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2018, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2018, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	176	2018 FORM 10-K

ITEM 9B.	OTHER INFORMATION
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
As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide global marine and energy policies and global marine reinsurance which may have some exposure to Iran. The global marine policies and reinsurance provide coverage for vessels navigating into and out of ports worldwide. In light of European Union and U.S. modifications to Iran sanctions in 2016, including the issuance of General License H, and consistent with General License H, we have been notified that certain of our policyholders shipped cargo to and from Iran, and that such cargo may include transporting crude oil from Iran to another country. Since these policies insure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues or net profits from these policies to activities involving Iran. On May 8, 2018, the President announced that the U.S. would withdraw from the Joint Comprehensive Plan of Action and begin reinstituting Iranian sanctions. Since May 8, 2018, our non-U.S. subsidiaries operating under General License H have not entered into any new transactions that had previously been permitted under General License H. On June 27, 2018, OFAC revoked General License H and added regulations which authorized all transactions and activities ordinarily incident and necessary to the winding down of activities previously approved under General License H through November 4, 2018. Our non-U.S. subsidiaries operating under General License H completed their wind down activities by November 4, 2018, in accordance with all applicable laws and regulations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2018, which we intend to file with the SEC pursuant to Regulation 14A before May 1, 2019. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.

ARCH CAPITAL	177	2018 FORM 10-K

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2019, which Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2019, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2018:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by security holders	21,383,897	$19.37	37,136,857
Equity compensation plans not approved by security holders	—	—	—
Total	21,383,897	$19.37	37,136,857	(2)
________________________

(1)
Includes all vested and unvested stock options outstanding of 20,076,593 and restricted stock and performance units outstanding of 1,307,304. The weighted average exercise price does not take into account restricted stock units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2018 was 5.4 years.

(2)
Includes 3,281,686 common shares remaining available for future issuance under our Employee Share Purchase Plan and 33,855,171 common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 9,784,515 common shares, or 28.9% of the 33,855,171 common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

178

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2019, which Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2019, which Proxy Statement is incorporated by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements
Included in Part II – see Item 8 of this report.
2.Financial Statement Schedules
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	179	2018 FORM 10-K

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
3.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
4.1.1	Certificate of Designations of Series E Non-Cumulative Preferred Shares	8-K	4.1	September 29, 2016
4.1.2	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
4.2.1	Specimen Common Share Certificate	10-K405	4.1	April 2, 2001
4.2.2	Specimen Series E Non-Cumulative Preferred Share Certificate	8-K	4.2	September 29, 2016
4.2.3	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
4.3.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	99.2	May 7, 2004
4.3.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3.3	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.3.4	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.3.5	Second Supplemental Indenture, dated as of May 10, 2018, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	May 15, 2018
4.4.1	Deposit Agreement, dated September 29, 2016, between ACGL, as issuer, and American Stock Transfer & Trust Company, LLC (“AST”), as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	September 29, 2016
4.4.2	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.5.1	Form of Depositary Receipt, dated September 29, 2016	8-K	4.4	September 29, 2016
4.5.2	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.6.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.6.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
10.1.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)†	10-Q	10.1	August 14, 2002
10.1.2	First Amendment to the 2002 Plan†	10-Q	10.4	November 12, 2003
10.1.3	Second Amendment to the 2002 Plan†	10-K	10.6	March 2, 2009
10.2.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.2.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.3.1	ACGL 2007 Long Term Incentive and Share Award Plan†	DEF 14A		April 3, 2007
10.3.2	ACGL 2012 Long Term Incentive and Share Award Plan†	DEF 14A		March 27, 2012
10.3.3	ACGL 2015 Long Term Incentive and Share Award Plan†	DEF 14A		March 26, 2015
10.3.4	ACGL 2018 Long Term Incentive and Share Award Plan†	DEF 14A		March 28, 2018
10.3.5	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2016
10.4.1	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou (“February RSU Agreement”)†	10-K	10.7.15	March 10, 2004
10.4.2	First Amendment to February RSU Agreement dated as of December 9, 2008 grant†	10-K	10.10.9	March 2, 2009
10.4.3	Second Amendment to February RSU Agreement dated as of July 9, 2009 grant†	10-Q	10.1	November 9, 2009
10.4.4	Form of Restricted Share Agreement, dated as of May 13, 2015, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.2	August 7, 2015
10.4.5	Form of Restricted Share Agreement, dated as of May 13, 2016, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.2	August 5, 2016
10.4.6	Form of Restricted Share Agreement, dated as of May 4, 2017, between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.3	August 4, 2017

ARCH CAPITAL	180	2018 FORM 10-K

10.4.7	Form of Restricted Share Agreement, dated as of May 8, 2017, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.4	August 4, 2017
10.4.8	Form of Restricted Share Agreement, dated as of September 19, 2017, between ACGL and each of Nicolas Papadopoulo and Maamoun Rajeh†	10-K	10.4.13	February 28, 2018
10.4.9	Form of Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.3	August 8, 2018
10.4.10	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.6	August 8, 2018
10.4.11	Restricted Share Agreement, dated as of May 9, 2018, between ACGL and Constantine Iordanou†	10-Q	10.7	August 8, 2018
10.5	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.5	August 8, 2018
10.6.1	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2015, between ACGL and each of Constantine Iordanou, Marc Grandisson and W. Preston Hutchings†	10-Q	10.3	August 7, 2015
10.6.2	Non-Qualified Stock Option Agreement, dated as of February 26, 2016, between ACGL and Constantine Iordanou†	10-Q	10.6	August 5, 2016
10.6.3	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.6.4	Non-Qualified Stock Option Agreement, dated as of February 24, 2017, between ACGL and Constantine Iordanou†	10-Q	10.22	November 3, 2017
10.6.5	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh, Andrew Rippert and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.6.6	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh†	10-K	10.5.6	February 28, 2018
10.6.7	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo†	10-K	10.5.7	February 28, 2018
10.6.8	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.4	August 8, 2018
10.6.9	Non-Qualified Stock Option Agreement, dated as of May 9, 2018, between ACGL and Constantine Iordanou†	10-Q	10.8	August 8, 2018
10.6.10	Non-Qualified Stock Option Agreement, dated as of March 1, 2018, between ACGL and Constantine Iordanou†	10-Q	10.4	May 9, 2018
10.6.11	Non-Qualified Stock Option Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	10-Q	10.5	May 9, 2018
10.7.1	Form of Share Appreciation Right Agreement, dated as of May 9, 2008, between ACGL and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.1	November 10, 2008
10.7.2	Form of Share Appreciation Right Agreement, dated as of May 6, 2009, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and John D. Vollaro†	10-K	10.12.4	February 26, 2010
10.7.3	Share Appreciation Right Agreement, dated as of February 25, 2010, between ACGL and Constantine Iordanou†	10-Q	10.4	November 9, 2012
10.7.4	Form of Share Appreciation Right Agreement, dated as of May 5, 2010, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.4	November 8, 2010
10.7.5	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Marc Grandisson†	10-Q	10.7	November 8, 2011
10.7.6	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and W. Preston Hutchings†	10-Q	10.9	November 8, 2011
10.7.7	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Constantine Iordanou†	10-Q	10.10	November 8, 2011
10.7.8	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Louis T. Petrillo†	10-Q	10.12	November 8, 2011
10.7.9	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Maamoun Rajeh†	10-Q	10.1	November 3, 2017
10.7.10	Share Appreciation Right Agreement dated as of February 29, 2012, between ACGL and Constantine Iordanou†	10-Q	10.5	November 9, 2012
10.7.11	Share Appreciation Right Agreement, dated as of May 9, 2012, between ACGL and Andrew Rippert†	10-Q	10.3	November 3, 2017
10.7.12	Share Appreciation Right Agreement, dated as of May 9, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.2	November 3, 2017

ARCH CAPITAL	181	2018 FORM 10-K

10.7.13	Form of Share Appreciation Right Agreement, dated as of May 9, 2012, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.3	November 9, 2012
10.7.14	Share Appreciation Right Agreement, dated as of July 1, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.4	November 3, 2017
10.7.15	Share Appreciation Right Agreement, dated as of November 12, 2012, between Arch Capital Group Ltd. and Andrew Rippert†	10-Q	10.9	November 3, 2017
10.7.16	Form of Share Appreciation Right Agreement, dated as of November 12, 2012, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 9, 2013
10.7.17	Share Appreciation Right Agreement, dated as of May 9, 2013, between Arch Capital Group Ltd. and Andrew Rippert†	10-Q	10.11	November 3, 2017
10.7.18	Form of Share Appreciation Right Agreement, dated as of May 9, 2013, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	November 8, 2013
10.7.19	Share Appreciation Right Agreement, dated as of February 4, 2014, between Arch Capital Group Ltd. and Andrew Rippert†	10-Q	10.12	November 3, 2017
10.7.20	Share Appreciation Right Agreement, dated as of February 28, 2014, between ACGL and Constantine Iordanou†	10-Q	10.6	August 8, 2014
10.7.21	Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and Andrew Rippert†	10-Q	10.14	November 3, 2017
10.7.22	Form of Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 8, 2014
10.7.23	Share Appreciation Right Agreement, dated as of July 1, 2014, between ACGL and Maamoun Rajeh†	10-Q	10.15	November 3, 2017
10.7.24	Share Appreciation Right Agreement, dated as of November 6, 2014, between ACGL and Marc Grandisson†	10-Q	10.2	May 8, 2015
10.7.25	Share Appreciation Right Agreement, dated as of February 27, 2015, between ACGL and Constantine Iordanou†	10-Q	10.5	August 5, 2016
10.8.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.8.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.8.3	Second Amendment to Employment Agreement, dated as of January 1, 2018, between ACGL and John D. Vollaro†	10-Q	10.1	May 9, 2018
10.9	Employment Agreement, dated as of February 1, 2018, between ACGL and W. Preston Hutchings†	10-Q	10.2	August 8, 2018
10.10	Service Agreement, dated September 21, 2017 between ACGL and Constantine Iordanou	8-K	10.1	September 22, 2017
10.11	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017
10.12	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.13	Employment Agreement, dated as of October 30, 2017, between ACGL and Andrew Rippert†	10-Q	10.28	November 3, 2017
10.14	Employment Agreement, dated as of May 25, 2018, between ACGL and François Morin†	8-K/A	10.1	July 26, 2018
10.15	Employment Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	8-K/A	10.1	April 11, 2018
10.16	Employment Agreement, dated as of November 13, 2018, between Arch Capital Services Inc. and Louis Petrillo (filed herewith)†				X
10.17	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.18.1	Stock Purchase Agreement, dated as of August 15, 2016, between ACGL and American International Group, Inc. (“AIG”)	8-K	2.1	August 16, 2016
10.18.2	First Amendment to Stock Purchase Agreement between ACGL and AIG	10-Q	10.1	August 4, 2017
10.18.3	Second Amendment to Stock Purchase Agreement between ACGL and AIG	10-Q	10.2	August 4, 2017
10.19	Second Amended and Restated Credit Agreement, dated as of October 26, 2016, by and among ACGL, certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto	8-K	10.1	October 26, 2016
21	Subsidiaries of Registrant (filed herewith)				X
23	Consent of PricewaterhouseCoopers LLP (filed herewith)				X
24	Power of Attorney (filed herewith)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)				X

ARCH CAPITAL	182	2018 FORM 10-K

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	X
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements
X
†    Management contract or compensatory plan or arrangement.

ARCH CAPITAL	183	2018 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Marc Grandisson
	Name:	Marc Grandisson
	Title:	President and Chief Executive Officer (Principal Executive Officer)
February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Grandisson
Marc Grandisson	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019

/s/ François Morin
François Morin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019

*
Constantine Iordanou	Chairman of the Board	February 28, 2019

*
John L. Bunce. Jr.	Director	February 28, 2019

*
Eric W. Doppstadt	Director	February 28, 2019

*
Laurie S. Goodman	Director	February 28, 2019

ARCH CAPITAL	184	2018 FORM 10-K

Name	Title	Date

*
Louis J. Paglia	Director	February 28, 2019

*
John M. Pasquesi	Director	February 28, 2019

*
Brian S. Posner	Director	February 28, 2019

*
Eugene S. Sunshine	Director	February 28, 2019

*
John D. Vollaro	Director	February 28, 2019

___________________

*	By François Morin, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ François Morin
Name:	François Morin Attorney-in-Fact

ARCH CAPITAL	185	2018 FORM 10-K

SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2018
Insurance	$152,360	$7,093,018	$1,549,183	$2,205,661	NM	$1,520,680	$349,702	$364,138	$2,212,125
Reinsurance	166,276	3,215,909	710,774	1,261,216	NM	846,882	211,280	133,350	1,372,572
Mortgage	170,080	511,610	1,103,565	1,186,236	NM	81,289	118,595	142,432	1,157,875
Other	80,858	1,032,760	390,114	578,862	NM	441,255	125,558	37,889	604,175
Total	$569,574	$11,853,297	$3,753,636	$5,231,975	NM	$2,890,106	$805,135	$677,809	$5,346,747
December 31, 2017
Insurance	$159,224	$6,952,676	$1,451,390	$2,113,018	NM	$1,622,444	$323,639	$359,524	$2,122,440
Reinsurance	150,582	3,053,694	633,810	1,142,621	NM	773,923	221,250	146,663	1,174,474
Mortgage	140,057	579,160	1,206,470	1,057,166	NM	134,677	100,598	146,336	1,111,342
Other	85,961	798,262	330,644	531,727	NM	436,402	129,971	31,928	553,117
Total	$535,824	$11,383,792	$3,622,314	$4,844,532	NM	$2,967,446	$775,458	$684,451	$4,961,373
December 31, 2016
Insurance	$152,983	$6,502,745	$1,403,822	$2,073,904	NM	$1,622,444	$323,639	$359,524	$2,122,440
Reinsurance	121,806	2,506,239	532,759	1,056,232	NM	773,923	221,250	146,663	1,174,474
Mortgage	86,392	681,167	1,176,809	286,716	NM	134,677	100,598	146,336	1,111,342
Other	86,379	510,809	293,480	467,970	NM	436,402	129,971	31,928	553,117
Total	$447,560	$10,200,960	$3,406,870	$3,884,822	NM	$2,967,446	$775,458	$684,451	$4,961,373

(1)
The Company does not manage its assets by segment and, accordingly, net investment income is not allocated to each underwriting segment. See note 4, “Segment Information,” to our consolidated financial statements in Item 8 for information related to the ‘other’ segment.

(2)
Certain other operating expenses relate to the Company’s corporate segment (non-underwriting). Such amounts are not reflected in the table above. note 4, “Segment Information,” to our consolidated financial statements in Item 8 for information related to the corporate segment.

ARCH CAPITAL	186	2018 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2018
Premiums Written:
Insurance	$3,232,234	$(1,050,207)	$30,098	$2,212,125	1.4%
Reinsurance	213,809	(539,950)	1,698,713	1,372,572	123.8%
Mortgage	1,139,099	(202,833)	221,609	1,157,875	19.1%
Other	253,760	(130,840)	481,255	604,175	79.7%
Total	$4,838,902	$(1,614,257)	$2,122,102	$5,346,747	39.7%
Year Ended December 31, 2017
Premiums Written:
Insurance	$3,050,876	$(958,646)	$30,210	$2,122,440	1.4%
Reinsurance	152,404	(465,925)	1,487,995	1,174,474	126.7%
Mortgage	1,110,319	(256,796)	257,819	1,111,342	23.2%
Other	133,858	(47,187)	466,446	553,117	84.3%
Total	$4,447,457	$(1,407,052)	$1,920,968	$4,961,373	38.7%
Year Ended December 31, 2016
Premiums Written:
Insurance	$2,999,106	$(954,768)	$27,943	$2,072,281	1.3%
Reinsurance	62,427	(440,541)	1,431,970	1,053,856	135.9%
Mortgage	209,351	(108,259)	290,374	391,466	74.2%
Other	66,806	(21,306)	468,288	513,788	91.1%
Total	$3,337,690	$(1,170,743)	$1,864,444	$4,031,391	46.2%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	187	2018 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2018	$569,574	$11,853,297	$21,145	$3,753,636	$5,231,975	$563,633	$3,162,818	$(272,712)	$805,135	$2,206,164	$5,346,747
2017	535,824	11,383,792	20,016	3,622,314	4,844,532	470,872	3,205,428	(237,982)	775,458	2,352,912	4,961,373
2016	447,560	10,200,960	18,246	3,406,870	3,884,822	366,742	2,455,563	(269,964)	667,625	1,813,356	4,031,391

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

ARCH CAPITAL	188	2018 FORM 10-K