Form 10-Q
period 2019-06-30
ARCH CAPITAL GROUP LTD.
filed 2019-08-07
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-16209

ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda				98-0374481
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/100th interest in a 5.25% Series E preferred share	ACGLP	NASDAQ	Stock Market
Depositary shares, each representing a 1/100th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 1, 2019, there were 404,987,803 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2019 SECOND QUARTER FORM 10-Q

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through June 30, 2019;

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

•	the effect of climate change on our business;

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

ARCH CAPITAL	2	2019 SECOND QUARTER FORM 10-Q

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

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

ARCH CAPITAL	3	2019 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2019 SECOND QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for each of the three-month and six-month periods ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
August 7, 2019

ARCH CAPITAL	5	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $15,584,662 and $14,829,902)	$15,881,732	$14,699,010
Short-term investments available for sale, at fair value (amortized cost: $822,157 and $956,238)	821,961	955,880
Collateral received under securities lending, at fair value (amortized cost: $450,312 and $274,125)	450,320	274,133
Equity securities, at fair value	670,943	338,899
Investments accounted for using the fair value option	3,721,035	3,983,571
Investments accounted for using the equity method	1,581,972	1,493,791
Total investments	23,127,963	21,745,284

Cash	605,316	646,556
Accrued investment income	119,252	114,641
Securities pledged under securities lending, at fair value (amortized cost: $436,699 and $266,786)	440,510	268,395
Premiums receivable	1,606,040	1,299,150
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	3,171,257	2,919,372
Contractholder receivables	2,102,544	2,079,111
Ceded unearned premiums	1,136,728	975,469
Deferred acquisition costs	600,740	569,574
Receivable for securities sold	164,592	36,246
Goodwill and intangible assets	641,010	634,920
Other assets	1,135,718	929,611
Total assets	$34,851,670	$32,218,329

Liabilities
Reserve for losses and loss adjustment expenses	$12,230,316	$11,853,297
Unearned premiums	4,056,860	3,753,636
Reinsurance balances payable	531,990	393,107
Contractholder payables	2,102,544	2,079,111
Collateral held for insured obligations	237,056	236,630
Senior notes	1,733,865	1,733,528
Revolving credit agreement borrowings	491,006	455,682
Securities lending payable	450,312	274,125
Payable for securities purchased	294,109	90,034
Other liabilities	904,438	911,500
Total liabilities	23,032,496	21,780,650

Commitments and Contingencies
Redeemable noncontrolling interests	206,475	206,292

Shareholders' Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 573,761,683 and 570,737,283)	638	634
Additional paid-in capital	1,847,949	1,793,781
Retained earnings	10,322,975	9,426,299
Accumulated other comprehensive income (loss), net of deferred income tax	206,827	(178,720)
Common shares held in treasury, at cost (shares: 168,874,149 and 168,282,449)	(2,401,037)	(2,382,167)
Total shareholders' equity available to Arch	10,757,352	9,439,827
Non-redeemable noncontrolling interests	855,347	791,560
Total shareholders' equity	11,612,699	10,231,387
Total liabilities, noncontrolling interests and shareholders' equity	$34,851,670	$32,218,329

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Net premiums written	$1,444,898	$1,298,896	$2,970,157	$2,711,440
Change in unearned premiums	18,829	37,867	(137,564)	(139,778)
Net premiums earned	1,463,727	1,336,763	2,832,593	2,571,662
Net investment income	155,038	135,668	311,987	262,392
Net realized gains (losses)	120,806	(76,611)	262,371	(187,609)

Other-than-temporary impairment losses	(49)	(470)	(1,358)	(632)
Less investment impairments recognized in other comprehensive income, before taxes	—	—	—	—
Net impairment losses recognized in earnings	(49)	(470)	(1,358)	(632)

Other underwriting income	5,953	3,874	14,778	9,223
Equity in net income of investment funds accounted for using the equity method	32,536	8,472	79,403	36,541
Other income	1,129	3,113	2,212	3,187
Total revenues	1,779,140	1,410,809	3,501,986	2,694,764

Expenses
Losses and loss adjustment expenses	767,543	726,153	1,486,075	1,363,013
Acquisition expenses	210,089	202,838	407,937	394,214
Other operating expenses	198,914	176,181	400,077	351,196
Corporate expenses	18,251	22,512	36,213	37,824
Amortization of intangible assets	19,794	26,472	40,211	53,208
Interest expense	29,280	30,344	58,345	60,980
Net foreign exchange (gains) losses	4,952	(53,706)	1,427	(33,985)
Total expenses	1,248,823	1,130,794	2,430,285	2,226,450

Income before income taxes	530,317	280,015	1,071,701	468,314
Income tax expense	(44,472)	(23,668)	(90,358)	(45,583)
Net income	$485,845	$256,347	$981,343	$422,731
Net (income) loss attributable to noncontrolling interests	(16,891)	(12,701)	(63,861)	(28,662)
Net income available to Arch	468,954	243,646	917,482	394,069
Preferred dividends	(10,403)	(10,403)	(20,806)	(20,840)
Loss on redemption of preferred shares	—	—	—	(2,710)
Net income available to Arch common shareholders	$458,551	$233,243	$896,676	$370,519

Net income per common share and common share equivalent
Basic	$1.14	$0.58	$2.24	$0.91
Diluted	$1.12	$0.56	$2.19	$0.89

Weighted average common shares and common share equivalents outstanding
Basic	401,482,784	404,800,421	400,837,181	406,162,508
Diluted	410,899,483	413,111,205	409,755,250	415,460,756

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Comprehensive Income
Net income	$485,845	$256,347	$981,343	$422,731
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	222,473	(85,271)	448,360	(251,948)
Reclassification of net realized (gains) losses, net of income taxes, included in net income (loss)	(55,345)	36,643	(65,566)	99,104
Foreign currency translation adjustments	4,267	(12,595)	9,783	(11,313)
Comprehensive income	657,240	195,124	1,373,920	258,574
Net (income) loss attributable to noncontrolling interests	(16,891)	(12,701)	(63,861)	(28,662)
Other comprehensive (income) loss attributable to noncontrolling interests	(2,891)	1,077	(7,030)	1,750
Comprehensive income available to Arch	$637,458	$183,500	$1,303,029	$231,662

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Non-cumulative preferred shares
Balance at beginning of period	$780,000	$780,000	$780,000	$872,555
Preferred shares redeemed	—	—	—	(92,555)
Balance at end of period	780,000	780,000	780,000	780,000

Convertible non-voting common equivalent preferred shares
Balance at beginning of period	—	—	—	489,627
Preferred shares converted to common shares	—	—	—	(489,627)
Balance at end of period	—	—	—	—

Common shares
Balance at beginning of period	636	630	634	611
Common shares issued, net	2	3	4	22
Balance at end of period	638	633	638	633

Additional paid-in capital
Balance at beginning of period	1,819,605	1,737,978	1,793,781	1,230,617
Preferred shares converted to common shares	—	—	—	489,608
Other changes	28,344	22,628	54,168	40,381
Balance at end of period	1,847,949	1,760,606	1,847,949	1,760,606

Retained earnings
Balance at beginning of period	9,864,424	8,849,959	9,426,299	8,562,889
Cumulative effect of an accounting change	—	—	—	149,794
Balance at beginning of period, as adjusted	9,864,424	8,849,959	9,426,299	8,712,683
Net income	485,845	256,347	981,343	422,731
Net (income) loss attributable to noncontrolling interests	(16,891)	(12,701)	(63,861)	(28,662)
Preferred share dividends	(10,403)	(10,403)	(20,806)	(20,840)
Loss on redemption of preferred shares	—	—	—	(2,710)
Balance at end of period	10,322,975	9,083,202	10,322,975	9,083,202

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	38,323	(134,009)	(178,720)	118,044
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	97,202	(96,238)	(114,178)	157,400
Cumulative effect of an accounting change	—	—	—	(149,794)
Balance at beginning of period, as adjusted	97,202	(96,238)	(114,178)	7,606
Unrealized holding gains (losses) during period, net of reclassification adjustment	167,128	(48,628)	382,794	(152,844)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	(2,703)	1,513	(6,989)	1,885
Balance at end of period	261,627	(143,353)	261,627	(143,353)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(58,879)	(37,771)	(64,542)	(39,356)
Foreign currency translation adjustments	4,267	(12,595)	9,783	(11,313)
Foreign currency translation adjustments attributable to noncontrolling interests	(188)	(438)	(41)	(135)
Balance at end of period	(54,800)	(50,804)	(54,800)	(50,804)
Balance at end of period	206,827	(194,157)	206,827	(194,157)

Common shares held in treasury, at cost
Balance at beginning of period	(2,388,392)	(2,084,186)	(2,382,167)	(2,077,741)
Shares repurchased for treasury	(12,645)	(182,343)	(18,870)	(188,788)
Balance at end of period	(2,401,037)	(2,266,529)	(2,401,037)	(2,266,529)

Total shareholders’ equity available to Arch	10,757,352	9,163,755	10,757,352	9,163,755
Non-redeemable noncontrolling interests	855,347	861,153	855,347	861,153
Total shareholders’ equity	$11,612,699	$10,024,908	$11,612,699	$10,024,908

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net income	$981,343	$422,731
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(264,293)	177,442
Net impairment losses recognized in earnings	1,358	632
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(45,720)	(13,543)
Amortization of intangible assets	40,211	53,208
Share-based compensation	41,537	35,419
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	154,396	(77,891)
Unearned premiums, net of ceded unearned premiums	137,564	139,778
Premiums receivable	(302,050)	(236,950)
Deferred acquisition costs	(24,790)	(35,111)
Reinsurance balances payable	139,415	88,961
Other items, net	(146,447)	(57,790)
Net cash provided by (used for) operating activities	712,524	496,886
Investing Activities
Purchases of fixed maturity investments	(16,332,646)	(16,867,570)
Purchases of equity securities	(431,939)	(679,663)
Purchases of other investments	(677,063)	(1,017,147)
Proceeds from sales of fixed maturity investments	15,632,482	16,090,543
Proceeds from sales of equity securities	176,701	622,068
Proceeds from sales, redemptions and maturities of other investments	534,698	773,298
Proceeds from redemptions and maturities of fixed maturity investments	244,949	511,448
Net settlements of derivative instruments	87,701	4,498
Net sales of short-term investments	201,520	451,901
Change in cash collateral related to securities lending	7,590	176,304
Purchases of fixed assets	(16,359)	(13,242)
Other	(174,578)	49,961
Net cash provided by (used for) investing activities	(746,944)	102,399
Financing Activities
Redemption of preferred shares	—	(92,555)
Purchases of common shares under share repurchase program	(2,871)	(173,575)
Proceeds from common shares issued, net	(557)	(13,851)
Proceeds from borrowings	62,800	130,579
Repayments of borrowings	(27,538)	(373,000)
Change in cash collateral related to securities lending	(7,590)	(176,304)
Dividends paid to redeemable noncontrolling interests	(8,994)	(8,994)
Other	(3,529)	(4,489)
Preferred dividends paid	(20,806)	(20,840)
Net cash provided by (used for) financing activities	(9,085)	(733,029)

Effects of exchange rate changes on foreign currency cash and restricted cash	1,937	(10,431)

Increase (decrease) in cash and restricted cash	(41,568)	(144,175)
Cash and restricted cash, beginning of year	724,643	727,284
Cash and restricted cash, end of period	$683,075	$583,109

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2019 SECOND QUARTER FORM 10-Q

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
Basis of Presentation
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Company adopted ASU 2016-02, “Leases (Topic 842)”, which provides a new comprehensive model for lease accounting. Topic 842 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted the modified retrospective approach of this standard, that resulted in the recognition of a right-of-use asset of  $147.9 million as part of other assets and a lease liability of $163.6 million as part of other liabilities in the consolidated balance sheet as of January 1, 2019. The Company de-recognized the liability for deferred rent that was required under the previous guidance.
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

ARCH CAPITAL	11	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company adopted ASU 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which was issued in February 2018 to allow the reclassification of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Cuts Act”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts Act related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the Tax Cuts Act related to items remaining in AOCI are recognized or at the beginning of the period of adoption. The adoption of this ASU did not have a material effect on the Company’s results of operations, financial position or liquidity.

The Company adopted ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities,” which was issued in March, 2017. This ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of the guidance requires a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
For information regarding additional accounting standards that the Company has not yet adopted, see note 3(q), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes to consolidated financial statements in the Company’s 2018 Form 10-K.
2.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 386.3 million common shares for an aggregate purchase price of $3.97 billion. For the six months ended June 30, 2019, Arch Capital repurchased 0.1 million shares under the share repurchase program with an aggregate purchase price of $2.9 million. Arch Capital repurchased 6.5 million shares under the share repurchase program with an aggregate purchase price of $173.6 million during the six months ended June 30, 2018. At June 30, 2019, $160.9 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Conversion of Convertible Non-Voting Common Equivalent Preferred Shares
In March 2018, Arch Capital completed an underwritten public secondary offering of 17.0 million common shares (split adjusted) by American International Group, Inc. (“AIG”) following transfer of 0.6 million Series D convertible non-voting common equivalent preferred shares (“Series D Preferred Shares”). Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At June 30, 2019, no Series D Preferred Shares were outstanding.
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

ARCH CAPITAL	12	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$485,845	$256,347	$981,343	$422,731
Amounts attributable to noncontrolling interests	(16,891)	(12,701)	(63,861)	(28,662)
Net income available to Arch	468,954	243,646	917,482	394,069
Preferred dividends	(10,403)	(10,403)	(20,806)	(20,840)
Loss on redemption of preferred shares	—	—	—	(2,710)
Net income available to Arch common shareholders	$458,551	$233,243	$896,676	$370,519

Denominator:
Weighted average common shares outstanding	401,482,784	404,800,421	400,837,181	399,485,135
Series D preferred shares (1)	—	—	—	6,677,373
Weighted average common shares and common share equivalents outstanding — basic	401,482,784	404,800,421	400,837,181	406,162,508
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,937,626	1,575,749	1,720,417	1,837,356
Stock options (2)	7,479,073	6,735,035	7,197,652	7,460,892
Weighted average common shares and common share equivalents outstanding — diluted	410,899,483	413,111,205	409,755,250	415,460,756

Earnings per common share:
Basic	$1.14	$0.58	$2.24	$0.91
Diluted	$1.12	$0.56	$2.19	$0.89

(1)	Such shares are convertible non-voting common equivalent preferred shares issued in connection with the UGC acquisition. See note 2.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2019 second quarter and 2018 second quarter, the number of stock options excluded were 2,016,830 and 5,350,733, respectively. For the six months ended June 30, 2019 and 2018 period, the number of stock options excluded were 2,560,755 and 5,372,789, respectively.

ARCH CAPITAL	13	2019 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	14	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$919,925	$545,547	$364,465	$1,829,829	$161,978	$1,937,809
Premiums ceded	(292,095)	(169,457)	(42,857)	(504,301)	(42,608)	(492,911)
Net premiums written	627,830	376,090	321,608	1,325,528	119,370	1,444,898
Change in unearned premiums	(35,388)	(8,906)	31,175	(13,119)	31,948	18,829
Net premiums earned	592,442	367,184	352,783	1,312,409	151,318	1,463,727
Other underwriting income (loss)	—	1,224	4,056	5,280	673	5,953
Losses and loss adjustment expenses	(389,172)	(240,958)	(25,997)	(656,127)	(111,416)	(767,543)
Acquisition expenses	(91,094)	(56,785)	(32,654)	(180,533)	(29,556)	(210,089)
Other operating expenses	(109,523)	(33,960)	(39,819)	(183,302)	(15,612)	(198,914)
Underwriting income (loss)	$2,653	$36,705	$258,369	297,727	(4,593)	293,134

Net investment income				123,038	32,000	155,038
Net realized gains (losses)				125,112	(4,306)	120,806
Net impairment losses recognized in earnings				(49)	—	(49)
Equity in net income (loss) of investment funds accounted for using the equity method				32,536	—	32,536
Other income (loss)				1,129	—	1,129
Corporate expenses (2)				(16,073)	—	(16,073)
Transaction costs and other (2)				(2,178)	—	(2,178)
Amortization of intangible assets				(19,794)	—	(19,794)
Interest expense				(23,375)	(5,905)	(29,280)
Net foreign exchange gains (losses)				(6,190)	1,238	(4,952)
Income before income taxes				511,883	18,434	530,317
Income tax expense				(44,452)	(20)	(44,472)
Net income				467,431	18,414	485,845
Dividends attributable to redeemable noncontrolling interests				—	(4,590)	(4,590)
Amounts attributable to nonredeemable noncontrolling interests				—	(12,301)	(12,301)
Net income available to Arch				467,431	1,523	468,954
Preferred dividends				(10,403)	—	(10,403)
Net income available to Arch common shareholders				$457,028	$1,523	$458,551

Underwriting Ratios
Loss ratio	65.7%	65.6%	7.4%	50.0%	73.6%	52.4%
Acquisition expense ratio	15.4%	15.5%	9.3%	13.8%	19.5%	14.4%
Other operating expense ratio	18.5%	9.2%	11.3%	14.0%	10.3%	13.6%
Combined ratio	99.6%	90.3%	28.0%	77.8%	103.4%	80.4%

Goodwill and intangible assets	$157,440	$—	$475,920	$633,360	$7,650	$641,010

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2019 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	16	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,861,879	$1,228,402	$720,515	$3,810,282	$348,667	$4,015,688
Premiums ceded	(612,717)	(401,024)	(91,655)	(1,104,882)	(83,910)	(1,045,531)
Net premiums written	1,249,162	827,378	628,860	2,705,400	264,757	2,970,157
Change in unearned premiums	(103,215)	(113,829)	46,825	(170,219)	32,655	(137,564)
Net premiums earned	1,145,947	713,549	675,685	2,535,181	297,412	2,832,593
Other underwriting income (loss)	—	5,601	7,912	13,513	1,265	14,778
Losses and loss adjustment expenses	(745,895)	(480,768)	(37,146)	(1,263,809)	(222,266)	(1,486,075)
Acquisition expenses	(173,918)	(111,111)	(64,326)	(349,355)	(58,582)	(407,937)
Other operating expenses	(222,919)	(69,664)	(79,694)	(372,277)	(27,800)	(400,077)
Underwriting income (loss)	$3,215	$57,607	$502,431	563,253	(9,971)	553,282

Net investment income				244,287	67,700	311,987
Net realized gains (losses)				237,545	24,826	262,371
Net impairment losses recognized in earnings				(1,358)	—	(1,358)
Equity in net income (loss) of investment funds accounted for using the equity method				79,403	—	79,403
Other income (loss)				2,212	—	2,212
Corporate expenses (2)				(32,845)	—	(32,845)
Transaction costs and other (2)				(3,368)	—	(3,368)
Amortization of intangible assets				(40,211)	—	(40,211)
Interest expense				(46,857)	(11,488)	(58,345)
Net foreign exchange gains (losses)				(1,015)	(412)	(1,427)
Income before income taxes				1,001,046	70,655	1,071,701
Income tax expense				(90,338)	(20)	(90,358)
Net income				910,708	70,635	981,343
Dividends attributable to redeemable noncontrolling interests				—	(9,178)	(9,178)
Amounts attributable to nonredeemable noncontrolling interests				—	(54,683)	(54,683)
Net income available to Arch				910,708	6,774	917,482
Preferred dividends				(20,806)	—	(20,806)
Net income available to Arch common shareholders				$889,902	$6,774	$896,676

Underwriting Ratios
Loss ratio	65.1%	67.4%	5.5%	49.9%	74.7%	52.5%
Acquisition expense ratio	15.2%	15.6%	9.5%	13.8%	19.7%	14.4%
Other operating expense ratio	19.5%	9.8%	11.8%	14.7%	9.3%	14.1%
Combined ratio	99.8%	92.8%	26.8%	78.4%	103.7%	81.0%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2019 SECOND QUARTER FORM 10-Q

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

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	18	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reserve for losses and loss adjustment expenses at beginning of period	$12,010,041	$11,496,205	$11,853,297	$11,383,792
Unpaid losses and loss adjustment expenses recoverable	2,970,159	2,446,990	2,814,291	2,464,910
Net reserve for losses and loss adjustment expenses at beginning of period	9,039,882	9,049,215	9,039,006	8,918,882

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	805,728	790,742	1,563,692	1,478,627
Prior years	(38,185)	(64,589)	(77,617)	(115,614)
Total net incurred losses and loss adjustment expenses	767,543	726,153	1,486,075	1,363,013

Retroactive reinsurance transactions (1)	—	(420,404)	(225,500)	(420,404)

Net foreign exchange (gains) losses	(1,277)	(120,292)	(1,781)	(76,278)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(61,148)	(59,022)	(125,488)	(95,022)
Prior years	(539,481)	(403,062)	(966,793)	(917,603)
Total net paid losses and loss adjustment expenses	(600,629)	(462,084)	(1,092,281)	(1,012,625)

Net reserve for losses and loss adjustment expenses at end of period	9,205,519	8,772,588	9,205,519	8,772,588
Unpaid losses and loss adjustment expenses recoverable	3,024,797	2,651,749	3,024,797	2,651,749
Reserve for losses and loss adjustment expenses at end of period	$12,230,316	$11,424,337	$12,230,316	$11,424,337

(1)
During the 2019 first quarter and 2018 second quarter, a subsidiary of the Company entered into two separate retroactive reinsurance transactions with third party reinsurers to reinsure run-off liabilities associated with certain U.S. exposures.

Development on Prior Year Loss Reserves

2019 Second Quarter

During the 2019 second quarter, the Company recorded net favorable development on prior year loss reserves of $38.2 million, which consisted of $2.6 million of favorable development from the insurance segment, $12.7 million from the reinsurance segment, $22.8 million from the mortgage segment and $0.1 million from the ‘other’ segment.
The insurance segment’s net favorable development of $2.6 million, or 0.4 loss ratio points, for the 2019 second quarter consisted of $8.0 million of net favorable development in short-tailed lines, $10.4 million of net adverse development in medium-tailed lines and $4.9 million of net favorable development in long-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves across all accident years (i.e., the year in which a loss occurred). Net adverse development in medium-tailed lines primarily resulted from $15.5 million of adverse development on program business. Such amounts were partially offset by $5.1 million of net favorable development in other medium-tailed lines, including surety business and professional liability, across most accident years. Net favorable development in long-tailed lines primarily resulted from reductions in executive assurance reserves of $5.1 million, primarily from the 2008 to 2014 accident years.
The reinsurance segment’s net favorable development of $12.7 million, or 3.5 loss ratio points, for the 2019 second quarter consisted of $1.8 million of net favorable development from short-tailed lines and $10.9 million of net favorable development from long-tailed and medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from other specialty lines across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period) and in property other than property catastrophe reserves from earlier underwriting years, partially offset by a small amount of adverse development from property catastrophe and property other than property catastrophe reserves in the 2015 and 2018 underwriting years. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty and marine reserves from most underwriting years.
The mortgage segment’s net favorable development was $22.8 million, or 6.5 loss ratio points, for the 2019 second quarter. The 2019 second quarter development was primarily driven by

ARCH CAPITAL	19	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

continued favorable claim rates on first lien business and subrogation recoveries on second lien business.
2018 Second Quarter
During the 2018 second quarter, the Company recorded net favorable development on prior year loss reserves of $64.6 million, which consisted of $6.1 million from the insurance segment, $33.0 million from the reinsurance segment, $23.3 million from the mortgage segment and adverse development of $2.2 million from the ‘other’ segment.
The insurance segment’s net favorable development of $6.1 million, or 1.1 loss ratio points, for the 2018 second quarter consisted of $13.9 million of net favorable development in short-tailed lines and $14.3 million of net favorable development in long-tailed lines, partially offset by $22.1 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2010 to 2017 accident years while net favorable development in long-tailed lines primarily resulted from reductions in executive assurance reserves of $6.9 million, primarily from the 2007 to 2011 accident years, and in healthcare reserves of $4.9 million, primarily from the 2003 accident year. Net adverse development in medium-tailed lines reflected $11.6 million of adverse development in program business, primarily driven by a few inactive programs that were non-renewed in 2015 and early in 2016 and $18.0 million of adverse development on contract binding business, primarily from the 2014 to 2016 accident years. Such amounts were partially offset by $7.6 million of net favorable development in other medium-tailed lines, including professional liability and surety business, across most accident years.
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

Six Months Ended June 30, 2019
During the six months ended June 30, 2019, the Company recorded net favorable development on prior year loss reserves of $77.6 million, which consisted of $7.0 million from the insurance segment, $11.0 million from the reinsurance segment, $59.4 million from the mortgage segment and $0.1 million from the ‘other’ segment.
The insurance segment’s net favorable development of $7.0 million, or 0.6 loss ratio points, for the 2019 period consisted of $17.7 million of net favorable development in short-tailed lines and $6.6 million of net favorable development in long-tailed lines, partially offset by $17.3 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (including special risk other than marine) reserves from the 2010 to 2018 accident years. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves of $5.7 million, primarily from the 2013 and 2015 accident years. Net adverse development in medium-tailed lines reflected $23.2 million of adverse development in program business, primarily from the 2018 accident year, and $9.7 million of adverse development on contract binding business, across most accident years. Such amounts were partially offset by $15.6 million of net favorable development in other medium-tailed lines, including professional liability, marine and surety business, across most accident years.
The reinsurance segment’s net favorable development of $11.0 million, or 1.5 loss ratio points, for the 2019 period consisted of $4.3 million of net adverse development from short-tailed lines, offset by $15.3 million of net favorable development from long-tailed and medium-tailed lines. Net adverse development in short-tailed lines reflected $17.9 million from property catastrophe and property other than property catastrophe reserves, reflecting an increase in reserves on Typhoon Jebi in the 2019 first quarter of $16.0 million following receipt of updated information from cedents and additional updated industry data. Such amounts were partially offset by $10.2 million of favorable development on other specialty lines, primarily from the 2016 to 2018 underwriting years. Favorable development in long-tailed and medium-tailed lines reflected reductions in casualty reserves of $9.1 million based on varying levels of reported and paid claims activity, primarily from the 2002 to 2007 underwriting years, and favorable development in marine reserves of $6.2 million, primarily from the 2015 to 2018 underwriting years.
The mortgage segment’s net favorable development was $59.4 million, or 8.8 loss ratio points, for the 2019 period. The 2019 development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business.

ARCH CAPITAL	20	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2018

During the six months ended June 30, 2018, the Company recorded net favorable development on prior year loss reserves of $115.6 million, which consisted of $8.2 million from the insurance segment, $69.6 million from the reinsurance segment, $36.3 million from the mortgage segment and $1.6 million from the ‘other’ segment.
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

ARCH CAPITAL	21	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Investment Information

At June 30, 2019, total investable assets of $23.55 billion included $20.78 billion held by the Company and $2.77 billion attributable to Watford Re.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
June 30, 2019
Fixed maturities (1):
Corporate bonds	$6,044,081	$166,372	$(19,805)	$5,897,514	$—
Mortgage backed securities	523,019	11,385	(187)	511,821	(6)
Municipal bonds	582,497	21,755	(58)	560,800	—
Commercial mortgage backed securities	686,707	21,272	(228)	665,663	—
U.S. government and government agencies	4,906,996	68,017	(2,051)	4,841,030	—
Non-U.S. government securities	1,928,752	45,881	(36,125)	1,918,996	—
Asset backed securities	1,636,897	28,133	(3,480)	1,612,244	—
Total	16,308,949	362,815	(61,934)	16,008,068	(6)
Short-term investments	821,961	284	(480)	822,157	—
Total	$17,130,910	$363,099	$(62,414)	$16,830,225	$(6)

December 31, 2018
Fixed maturities (1):
Corporate bonds	$5,537,548	$14,476	$(105,428)	$5,628,500	$(69)
Mortgage backed securities	541,193	3,991	(3,216)	540,418	(6)
Municipal bonds	1,013,395	5,380	(11,891)	1,019,906	—
Commercial mortgage backed securities	729,442	2,650	(10,751)	737,543	—
U.S. government and government agencies	3,758,698	27,189	(8,474)	3,739,983	—
Non-U.S. government securities	1,771,338	14,477	(50,948)	1,807,809	—
Asset backed securities	1,600,896	8,060	(14,798)	1,607,634	—
Total	14,952,510	76,223	(205,506)	15,081,793	(75)
Short-term investments	955,880	36	(394)	956,238	—
Total	$15,908,390	$76,259	$(205,900)	$16,038,031	$(75)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2019 the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $0.01 million, compared to net unrealized loss of $0.04 million at December 31, 2018.

ARCH CAPITAL	22	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2019
Fixed maturities (1):
Corporate bonds	$259,361	$(10,678)	$375,478	$(9,127)	$634,839	$(19,805)
Mortgage backed securities	19,612	(169)	261	(18)	19,873	(187)
Municipal bonds	—	—	12,489	(58)	12,489	(58)
Commercial mortgage backed securities	18,917	(106)	23,198	(122)	42,115	(228)
U.S. government and government agencies	906,497	(1,711)	104,692	(340)	1,011,189	(2,051)
Non-U.S. government securities	1,092,560	(33,985)	124,466	(2,140)	1,217,026	(36,125)
Asset backed securities	312,033	(1,901)	130,002	(1,579)	442,035	(3,480)
Total	2,608,980	(48,550)	770,586	(13,384)	3,379,566	(61,934)
Short-term investments	53,431	(480)	—	—	53,431	(480)
Total	$2,662,411	$(49,030)	$770,586	$(13,384)	$3,432,997	$(62,414)

December 31, 2018
Fixed maturities (1):
Corporate bonds	$2,983,195	$(68,910)	$1,234,865	$(36,518)	$4,218,060	$(105,428)
Mortgage backed securities	84,296	(695)	109,009	(2,521)	193,305	(3,216)
Municipal bonds	233,081	(2,074)	408,155	(9,817)	641,236	(11,891)
Commercial mortgage backed securities	223,341	(2,831)	193,956	(7,920)	417,297	(10,751)
U.S. government and government agencies	635,049	(1,354)	391,102	(7,120)	1,026,151	(8,474)
Non-U.S. government securities	1,028,340	(35,524)	389,671	(15,424)	1,418,011	(50,948)
Asset backed securities	533,592	(8,832)	368,095	(5,966)	901,687	(14,798)
Total	5,720,894	(120,220)	3,094,853	(85,286)	8,815,747	(205,506)
Short-term investments	122,878	(394)	—	—	122,878	(394)
Total	$5,843,772	$(120,614)	$3,094,853	$(85,286)	$8,938,625	$(205,900)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At June 30, 2019, on a lot level basis, approximately 1,690 security lots out of a total of approximately 8,730 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.1 million. At December 31, 2018, on a lot level basis, approximately 5,870 security lots out of a total of approximately 8,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.6 million.

ARCH CAPITAL	23	2019 SECOND QUARTER FORM 10-Q

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

	June 30, 2019		December 31, 2018
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$414,736	$413,481	$276,682	$279,135
Due after one year through five years	9,833,517	9,702,349	8,666,297	8,738,944
Due after five years through 10 years	3,028,435	2,923,881	2,919,232	2,951,582
Due after 10 years	185,638	178,629	218,768	226,537
	13,462,326	13,218,340	12,080,979	12,196,198
Mortgage backed securities	523,019	511,821	541,193	540,418
Commercial mortgage backed securities	686,707	665,663	729,442	737,543
Asset backed securities	1,636,897	1,612,244	1,600,896	1,607,634
Total (1)	$16,308,949	$16,008,068	$14,952,510	$15,081,793

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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short term investments. At June 30, 2019, the fair value of the cash collateral received on securities lending was $11.4 million and the fair value of security collateral received was $438.9 million. At December 31, 2018, the fair value of the cash collateral received on securities lending was $19.0 million, and the fair value of security collateral received was $255.1 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
June 30, 2019
U.S. government and government agencies	$216,856	$—	$217,722	$—	$434,578
Corporate bonds	2,356	—	—	—	2,356
Equity securities	13,378	—	—	—	13,378
Total	$232,590	$—	$217,722	$—	$450,312
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 8					$—
Amounts related to securities lending not included in offsetting disclosure in note 8					$450,312

December 31, 2018
U.S. government and government agencies	$219,276	$—	$32,583	$—	$251,859
Corporate bonds	7,129	—	—	—	7,129
Equity securities	15,137	—	—	—	15,137
Total	$241,542	$—	$32,583	$—	$274,125
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 8					$—
Amounts related to securities lending not included in offsetting disclosure in note 8					$274,125

ARCH CAPITAL	24	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Equity Securities, at Fair Value
At June 30, 2019, the Company held $670.9 million of equity securities, at fair value, compared to $338.9 million at December 31, 2018. Such holdings include publicly traded common stocks in the natural resources, energy, consumer staples and other sectors and exchange-traded funds.
Other Investments
The following table summarizes the Company’s other investments which are included in investments accounted for using the fair value option, by strategy:

	June 30, 2019	December 31, 2018
Term loan investments (par value: $1,427,330 and $1,369,216)	$1,341,445	$1,282,287
Lending	585,954	524,112
Credit related funds	166,673	202,123
Energy	123,547	117,509
Investment grade fixed income	86,808	101,902
Infrastructure	49,260	45,371
Private equity	23,925	24,383
Real estate	16,906	14,252
Total	$2,394,518	$2,311,939

Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	June 30, 2019	December 31, 2018
Credit related funds	$436,118	$429,402
Equities	324,525	375,273
Real estate	251,891	232,647
Lending	193,397	125,041
Private equity	131,863	114,019
Infrastructure	141,744	113,748
Energy	102,434	103,661
Total	$1,581,972	$1,493,791

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
Fair Value Option
The following table summarizes the Company’s assets which are accounted for using the fair value option:

	June 30, 2019	December 31, 2018
Fixed maturities	$965,161	$1,245,562
Other investments	2,394,518	2,311,939
Short-term investments	257,465	322,177
Equity securities	103,891	103,893
Investments accounted for using the fair value option	$3,721,035	$3,983,571

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2019	December 31, 2018
Investments accounted for using the equity method (1)	1,581,972	1,493,791
Investments accounted for using the fair value option (2)	178,977	162,398
Total	$1,760,949	$1,656,189

(1)	Aggregate unfunded commitments were $1.41 billion at June 30, 2019, compared to $1.22 billion at December 31, 2018.

(2)	Aggregate unfunded commitments were $63.6 million at June 30, 2019, compared to $117.5 million at December 31, 2018.

ARCH CAPITAL	25	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2019	2018
Three Months Ended
Fixed maturities	$125,018	$115,110
Term loans	24,730	20,763
Equity securities	4,368	4,777
Short-term investments	3,859	4,392
Other (1)	18,523	17,405
Gross investment income	176,498	162,447
Investment expenses	(21,460)	(26,779)
Net investment income	$155,038	$135,668

Six Months Ended
Fixed maturities	$254,817	$222,997
Term loans	49,346	40,527
Equity securities	7,356	7,345
Short-term investments	8,038	9,252
Other (1)	39,719	35,015
Gross investment income	359,276	315,136
Investment expenses	(47,289)	(52,744)
Net investment income	$311,987	$262,392

(1)	Includes income distributions from investment funds and other items.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding net impairment losses recognized in earnings:

	June 30,
	2019	2018
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$75,090	$18,777
Gross losses on investment sales	(15,281)	(57,711)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	11,429	(22,927)
Other investments	(33,780)	(254)
Equity securities	6,414	1,230
Short-term investments	(1,392)	(136)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	(6,644)	(5,918)
Net unrealized gains (losses) on equity securities still held at reporting date	22,632	(7,278)
Derivative instruments (1)	63,966	(2,146)
Other (2)	(1,628)	(248)
Net realized gains (losses)	$120,806	$(76,611)

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$118,455	$33,742
Gross losses on investment sales	(46,937)	(140,262)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	42,577	(40,478)
Other investments	(15,585)	(6,628)
Equity securities	10,680	7,898
Short-term investments	(672)	(287)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	4,286	(11,286)
Net unrealized gains (losses) on equity securities still held at reporting date	59,768	(14,861)
Derivative instruments (1)	99,837	(6,109)
Other (2)	(10,038)	(9,338)
Net realized gains (losses)	$262,371	$(187,609)

(1)	See note 8 for information on the Company’s derivative instruments.

(2)	Includes the re-measurement of contingent consideration liability amounts.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $32.5 million of equity in net income related to investment funds accounted for using the equity method in the 2019 second quarter, compared to $8.5 million for the 2018 second quarter, and $79.4 million for the six months ended June 30, 2019, compared to $36.5 million for the 2018 period. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the

ARCH CAPITAL	26	2019 SECOND QUARTER FORM 10-Q

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
The following table details the net impairment losses recognized in earnings by asset class:

	June 30,
	2019	2018
Three Months Ended
Fixed maturities:
Mortgage backed securities	$(24)	$(81)
Corporate bonds	(25)	(241)
Asset backed securities	—	(148)
Total	(49)	(470)
Net impairment losses recognized in earnings	$(49)	$(470)

Six Months Ended
Fixed maturities:
Mortgage backed securities	$(555)	$(123)
Corporate bonds	(590)	(361)
Asset backed securities	(213)	(148)
Total	(1,358)	(632)
Net impairment losses recognized in earnings	$(1,358)	$(632)

Net impairment losses recognized in earnings in the 2019 periods were primarily related to foreign currency fluctuations and other impairments on corporate bonds and other securities.
The Company believes that the minimal amount of OTTI included in accumulated other comprehensive income at June 30, 2019 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At June 30, 2019, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	June 30,
	2019	2018
Three Months Ended
Balance at start of period	$346	$767
Credit loss impairments recognized on securities not previously impaired	—	—
Credit loss impairments recognized on securities previously impaired	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	—	(69)
Balance at end of period	$346	$698

Six Months Ended
Balance at start of year	$637	$767
Credit loss impairments recognized on securities not previously impaired	—	—
Credit loss impairments recognized on securities previously impaired	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(291)	(69)
Balance at end of period	$346	$698

Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. See note 16, “Commitments and Contingencies,” of the notes to consolidated financial statements in the Company’s 2018 Form 10-K. The following table details the value of the Company’s restricted assets:

	June 30, 2019	December 31, 2018
Assets used for collateral or guarantees:
Affiliated transactions	$4,758,653	$4,623,483
Third party agreements	2,612,380	2,181,682
Deposits with U.S. regulatory authorities	788,750	689,114
Deposits with non-U.S. regulatory authorities	62,449	59,624
Total restricted assets	$8,222,232	$7,553,903

ARCH CAPITAL	27	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, Watford Re maintains a secured credit facility to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford Re, and the Company’s financial exposure to Watford Re is limited to its investment in Watford Re’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of June 30, 2019 and December 31, 2018 Watford Re held $1.1 billion and $1.3 billion, respectively, in pledged assets to collateralize Watford Re’s credit facility mentioned above.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Cash	$605,316	$646,556
Restricted cash (included in ‘other assets’)	$77,759	$78,087
Cash and restricted cash	$683,075	$724,643

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2019.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $21.66 billion of financial assets and liabilities measured at fair value at June 30, 2019,

ARCH CAPITAL	28	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $183.8 million, or 0.9%, were priced using non-binding broker-dealer quotes. Of the $20.41 billion of financial assets and liabilities measured at fair value at December 31, 2018, approximately $217.9 million, or 1.1%, were priced using non-binding broker-dealer quotes.
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
•Corporate bonds — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. As the significant inputs used in the pricing process for corporate bonds are observable market inputs, the fair value of these securities are classified within Level 2. A small number of securities are included in Level 3 due to a low level of transparency on the inputs used in the pricing process. During the 2019 second quarter, the Company transferred $23.9 million of corporate bonds from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.

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

ARCH CAPITAL	29	2019 SECOND QUARTER FORM 10-Q

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
Equity securities
The Company determined that exchange-traded equity securities would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other equity securities are included in Level 2 of the valuation hierarchy. A small number of securities are included in Level 3 due to the lack of an available independent price source for such securities. As the significant inputs used to price these securities are unobservable, the fair value of such securities are classified as Level 3. During the 2019 second quarter, the Company transferred $107.4 million of equity securities from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
Other investments
The Company determined that exchange-traded investments in mutual funds would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other investments also include term loan investments for which fair values are estimated by using quoted prices of term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. The fair values for certain of the Company’s other investments are determined using net asset values as advised by external fund managers. The net asset value is based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. In accordance with applicable accounting guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. A small number of securities are included in Level 3 due to the lack of an available independent price source for such securities. During the 2019 second quarter, the Company transferred $44.6 million of other investments from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
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

ARCH CAPITAL	30	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2019:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,044,081	$—	$6,036,439	$7,642
Mortgage backed securities	523,019	—	522,729	290
Municipal bonds	582,497	—	582,497	—
Commercial mortgage backed securities	686,707	—	686,707	—
U.S. government and government agencies	4,906,996	4,746,260	160,736	—
Non-U.S. government securities	1,928,752	—	1,928,752	—
Asset backed securities	1,636,897	—	1,636,897	—
Total	16,308,949	4,746,260	11,554,757	7,932

Short-term investments	821,961	803,337	18,624	—

Equity securities, at fair value	684,236	620,508	12,516	51,212

Derivative instruments (4)	30,653	—	30,653	—

Fair value option:
Corporate bonds	673,431	—	647,328	26,103
Non-U.S. government bonds	56,416	—	56,416	—
Mortgage backed securities	16,076	—	16,076	—
Municipal bonds	6,731	—	6,731	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	208,019	—	208,019	—
U.S. government and government agencies	4,488	4,378	110	—
Short-term investments	257,465	247,216	10,249	—
Equity securities	103,891	47,157	589	56,145
Other investments	1,394,344	41,176	1,257,895	95,273
Other investments measured at net asset value (2)	1,000,174
Total	3,721,035	339,927	2,203,413	177,521

Total assets measured at fair value	$21,566,834	$6,510,032	$13,819,963	$236,665

Liabilities measured at fair value:
Contingent consideration liabilities	$(7,825)	$—	$—	$(7,825)
Securities sold but not yet purchased (3)	(48,823)	—	(48,823)	—
Derivative instruments (4)	(38,363)	—	(38,363)	—
Total liabilities measured at fair value	$(95,011)	$—	$(87,186)	$(7,825)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See note 8.

ARCH CAPITAL	31	2019 SECOND QUARTER FORM 10-Q

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See note 8.

ARCH CAPITAL	32	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Three Months Ended June 30, 2019
Balance at beginning of period	$302	$7,567	$2,233	$62,329	$—	$—	$(68,121)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	(49)	(11,614)	—	—	(423)
Included in other comprehensive income	1	102	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	429	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(74)	—	—	—
Settlements	(13)	(456)	—	—	—	—	60,719
Transfers in and/or out of Level 3	—	—	23,919	44,632	56,145	51,212	—
Balance at end of period	$290	$7,642	$26,103	$95,273	$56,145	$51,212	$(7,825)

Three Months Ended June 30, 2018
Balance at beginning of period	$5,413	$9,152	$11,872	$58,452	$—	$—	$(62,449)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	3	—	(537)	336	—	—	(1,481)
Included in other comprehensive income	(4)	(316)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	393	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(5,003)	—	—	(74)	—	—	—
Settlements	(33)	(456)	—	(500)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$376	$8,773	$11,335	$58,214	$—	$—	$(63,930)

Six Months Ended June 30, 2019
Balance at beginning of year	$313	$8,141	$5,758	$62,705	$—	$—	$(66,665)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	1,757	—	(339)	(11,316)	—	—	(1,331)
Included in other comprehensive income	5	(16)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	429	—	—	—	—	—
Issuances	—	—	—	—	—	—	(548)
Sales	(1,757)	—	(3,235)	(148)	—	—	—
Settlements	(28)	(912)	—	(600)	—	—	60,719
Transfers in and/or out of Level 3	—	—	23,919	44,632	56,145	51,212	—
Balance at end of period	$290	$7,642	$26,103	$95,273	$56,145	$51,212	$(7,825)

Six Months Ended June 30, 2018
Balance at beginning of year	$5,927	$9,460	$12,217	$59,167	$—	$—	$(60,996)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	4	—	(612)	(379)	—	—	(2,934)
Included in other comprehensive income	(8)	(168)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	393	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(5,003)	—	—	(74)	—	—	—
Settlements	(544)	(912)	(270)	(500)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$376	$8,773	$11,335	$58,214	$—	$—	$(63,930)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2019, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2019, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $2.09 billion. At December 31, 2018, Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.88 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
June 30, 2019
Futures contracts (2)	$5,438	$(1,586)	$4,354,852
Foreign currency forward contracts (2)	3,190	(10,352)	939,940
TBAs (3)	15,509	—	14,846
Other (2)	22,025	(26,425)	3,493,526
Total	$46,162	$(38,363)

December 31, 2018
Futures contracts (2)	$51,800	$(2,115)	$3,153,518
Foreign currency forward contracts (2)	8,147	(7,796)	1,008,907
TBAs (3)	8,292	—	8,132
Other (2)	13,946	(10,753)	2,213,981
Total	$82,185	$(20,664)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2019 or December 31, 2018.
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
At June 30, 2019, asset derivatives and liability derivatives of $46.2 million and $38.4 million, respectively, were subject to a master netting agreement, compared to $80.4 million and $18.9 million, respectively, at December 31, 2018. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	34	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	June 30,
hedging instruments:	2019	2018

Three Months Ended
Net realized gains (losses):
Futures contracts	$66,973	$(240)
Foreign currency forward contracts	(5,365)	(1,692)
TBAs	48	—
Other	2,310	(214)
Total	$63,966	$(2,146)

Six Months Ended
Net realized gains (losses):
Futures contracts	$94,309	$4,790
Foreign currency forward contracts	(19,074)	(7,616)
TBAs	238	(97)
Other	24,364	(3,186)
Total	$99,837	$(6,109)

9.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.92 billion at June 30, 2019, compared to $1.77 billion at December 31, 2018.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $60.9 million for the six months ended June 30, 2019, consistent with $60.9 million for the 2018 period.
10.    Leases

In the ordinary course of business, the Company renews and enters into new leases for office property and equipment. At the lease inception date, the Company determines whether a contract contains a lease and its classification as a finance or operating lease. Primarily all of the Company’s leases are classified as operating leases. The Company’s operating leases have remaining lease terms of up to 12 years, some of which include options to extend the lease term. The Company considers these options when determining the lease term and measuring its lease liability and right-of-use asset. In addition, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Short-term operating leases with an initial term of twelve months or less were excluded on the Company's consolidated balance sheet and represent an inconsequential amount of operating lease expense.
As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
Additional information regarding the Company’s operating leases is as follows:

June 30,
2019

Three Months Ended
Operating lease costs	$7,244
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$7,685
Right-of-use assets obtained in exchange for new lease liabilities	$4,420
Right-of-use assets (1)	$134,061
Operating lease liability (1)	$150,341
Weighted average discount rate	3.9%
Weighted average remaining lease term	6.5 years

Six Months Ended
Operating lease costs	$14,860
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$14,585
Right-of-use assets obtained in exchange for new lease liabilities	$4,420
Right-of-use assets (1)	$134,061
Operating lease liability (1)	$150,341
Weighted average discount rate	3.9%
Weighted average remaining lease term	6.5 years

(1)	The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

The following table presents the contractual maturities of the Company's operating lease liabilities at June 30, 2019:

Years Ending December 31,
2019 (remainder)	$9,985
2020	32,036
2021	30,673
2022	27,365
2023	22,667
2024 and thereafter	55,610
Total undiscounted lease liability	$178,336
Less: present value adjustment	(27,995)
Operating lease liability	$150,341

ARCH CAPITAL	35	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At December 31, 2018, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases was as follows:

2019	$31,088
2020	30,491
2021	29,351
2022	26,068
2023	21,408
2024 and thereafter	54,745
Total	$193,151

11.	Variable Interest Entities and Noncontrolling Interests

Watford Holdings Ltd.
In March 2014, the Company invested $100.0 million and acquired 2,500,000 common shares, approximately 11% of Watford Holdings Ltd.’s outstanding common equity, and a warrant to purchase up to 975,503 additional common shares. The warrants expire on March 31, 2020. The exercise price of the warrants is determined on the date of exercise based on certain targeted returns for existing common shareholders. Watford Holdings Ltd.’s common shares are listed on the Nasdaq Select Global Market under the ticker symbol “WTRE”.
Watford Re is considered a VIE and the Company concluded that it is the primary beneficiary of Watford Re. As such, the results of Watford Re are included in the Company’s consolidated financial statements.
The Company does not guarantee or provide credit support for Watford Re, and the Company’s financial exposure to Watford Re is limited to its investment in Watford Re’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.

The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford Re are reported:

	June 30,	December 31,
	2019	2018
Assets
Investments accounted for using the fair value option	$1,972,947	$2,312,003
Fixed maturities available for sale, at fair value	732,454	393,351
Equity securities, at fair value	64,703	32,206
Cash	68,977	63,529
Accrued investment income	16,916	19,461
Premiums receivable	228,588	227,301
Reinsurance recoverable on unpaid and paid losses and LAE	123,961	86,445
Ceded unearned premiums	79,513	61,587
Deferred acquisition costs	71,557	80,858
Receivable for securities sold	29,425	24,507
Goodwill and intangible assets	7,650	7,650
Other assets	71,837	63,959
Total assets of consolidated VIE	$3,468,528	$3,372,857

Liabilities
Reserve for losses and loss adjustment expenses	$1,126,080	$1,032,760
Unearned premiums	375,323	390,114
Reinsurance balances payable	23,312	21,034
Revolving credit agreement borrowings	491,006	455,682
Payable for securities purchased	51,216	60,142
Other liabilities (1)	219,120	302,524
Total liabilities of consolidated VIE	$2,286,057	$2,262,256

Redeemable noncontrolling interests	$221,175	$220,992

(1)	Includes certain borrowings related to investing activities.
For the six months ended June 30, 2019, Watford Re generated $115.9 million of cash provided by operating activities, $135.7 million of cash used for investing activities and $25.6 million of cash provided by financing activities, compared to $92.4 million of cash provided by operating activities, $168.0 million of cash used for investing activities and $2.1 million of cash used for financing activities for the six months ended June 30, 2018.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford Re’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford Re’s common shares was approximately 89% at June 30, 2019. The portion of Watford Re’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’

ARCH CAPITAL	36	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth activity in the non-redeemable noncontrolling interests:

	June 30,
	2019	2018
Three Months Ended
Balance, beginning of period	$838,081	$854,112
Additional paid in capital attributable to noncontrolling interests	2,074	—
Amounts attributable to noncontrolling interests	12,301	8,116
Other comprehensive income (loss) attributable to noncontrolling interests	2,891	(1,075)
Balance, end of period	$855,347	$861,153

Six Months Ended
Balance, beginning of year	$791,560	$843,411
Additional paid in capital attributable to noncontrolling interests	2,074	—
Amounts attributable to noncontrolling interests	54,683	19,492
Other comprehensive income (loss) attributable to noncontrolling interests	7,030	(1,750)
Balance, end of period	$855,347	$861,153

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
The following table sets forth activity in the redeemable non-controlling interests:

	June 30,
	2019	2018
Three Months Ended
Balance, beginning of period	$206,383	$206,013
Accretion of preference share issuance costs	92	92
Balance, end of period	$206,475	$206,105

Six Months Ended
Balance, beginning of year	$206,292	$205,922
Accretion of preference share issuance costs	183	183
Balance, end of period	$206,475	$206,105

The portion of Watford Re’s income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	June 30,
	2019	2018
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(12,301)	$(8,116)
Dividends attributable to redeemable noncontrolling interests	(4,590)	(4,585)
Net (income) loss attributable to noncontrolling interests	$(16,891)	$(12,701)

Six Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(54,683)	$(19,492)
Dividends attributable to redeemable noncontrolling interests	(9,178)	(9,170)
Net (income) loss attributable to noncontrolling interests	$(63,861)	$(28,662)

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

ARCH CAPITAL	37	2019 SECOND QUARTER FORM 10-Q

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

		Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total
Jun 30, 2019
Bellemeade 2015-1 Ltd. (Jul-15)	$19,103	$(4)	$17	$13
Bellemeade 2017-1 Ltd. (Oct-17)	277,554	(657)	4,892	4,235
Bellemeade 2018-1 Ltd. (Apr-18)	374,460	(1,965)	7,799	5,834
Bellemeade 2018-2 Ltd. (Aug-18)	571,129	(1,957)	5,265	3,308
Bellemeade 2018-3 Ltd. (Oct-18)	506,110	(2,213)	7,251	5,038
Bellemeade 2019-1 Ltd. (Mar-19)	329,085	(237)	4,842	4,605
Bellemeade 2019-2 Ltd. (Apr-19)	621,022	(408)	11,206	10,798
Total	$2,698,463	$(7,441)	$41,272	$33,831
Dec 31, 2018
Bellemeade 2015-1 Ltd. (Jul-15)	$43,246	$112	$498	$610
Bellemeade 2017-1 Ltd. (Oct-17)	304,373	165	1,312	1,477
Bellemeade 2018-1 Ltd. (Apr-18)	374,460	132	3,539	3,671
Bellemeade 2018-2 Ltd. (Aug-18)	653,278	874	4,005	4,879
Bellemeade 2018-3 Ltd. (Oct-18)	506,110	469	1,836	2,305
Total	$1,881,467	$1,752	$11,190	$12,942

See note 16.

ARCH CAPITAL	38	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2019	2018	2019	2018

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$59,809	$(38,935)	$71,518	$(106,521)
	Other-than-temporary impairment losses	(49)	(470)	(1,358)	(632)
	Total before tax	59,760	(39,405)	70,160	(107,153)
	Income tax (expense) benefit	(4,415)	2,762	(4,594)	8,049
	Net of tax	$55,345	$(36,643)	$65,566	$(99,104)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$248,074	$25,601	$222,473
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	59,760	4,415	55,345
Foreign currency translation adjustments	4,409	142	4,267
Other comprehensive income (loss)	$192,723	$21,328	$171,395

Three Months Ended June 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(88,034)	$(2,763)	$(85,271)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(39,405)	(2,762)	(36,643)
Foreign currency translation adjustments	(12,701)	(106)	(12,595)
Other comprehensive income (loss)	$(61,330)	$(107)	$(61,223)

Six Months Ended June 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$503,064	$54,704	$448,360
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	70,160	4,594	65,566
Foreign currency translation adjustments	10,053	270	9,783
Other comprehensive income (loss)	$442,957	$50,380	$392,577

Six Months Ended June 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(277,977)	$(26,029)	$(251,948)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(107,153)	(8,049)	(99,104)
Foreign currency translation adjustments	(11,269)	44	(11,313)
Other comprehensive income (loss)	$(182,093)	$(17,936)	$(164,157)

ARCH CAPITAL	39	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.     Guarantor Financial Information

The following tables present condensed financial information for Arch Capital, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”), a 100% owned subsidiary of Arch Capital, and Arch Capital’s other subsidiaries. The senior notes of Arch-U.S. due November 1, 2043 are fully and unconditionally guaranteed by Arch Capital.

	June 30, 2019
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$40	$483,904	$22,693,719	$(49,700)	$23,127,963
Cash	10,750	47,875	546,691	—	605,316
Investments in subsidiaries	11,045,465	4,493,198	—	(15,538,663)	—
Due from subsidiaries and affiliates	332	2	1,881,929	(1,882,263)	—
Premiums receivable	—	—	2,291,360	(685,320)	1,606,040
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,618,279	(5,447,022)	3,171,257
Contractholder receivables	—	—	2,102,544	—	2,102,544
Ceded unearned premiums	—	—	1,984,219	(847,491)	1,136,728
Deferred acquisition costs	—	—	658,992	(58,252)	600,740
Goodwill and intangible assets	—	—	641,010	—	641,010
Other assets	22,950	40,345	1,953,732	(156,955)	1,860,072
Total assets	$11,079,537	$5,065,324	$43,372,475	$(24,665,666)	$34,851,670

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,430,847	$(5,200,531)	$12,230,316
Unearned premiums	—	—	4,904,351	(847,491)	4,056,860
Reinsurance balances payable	—	—	1,217,310	(685,320)	531,990
Contractholder payables	—	—	2,102,544	—	2,102,544
Collateral held for insured obligations	—	—	237,056		237,056
Senior notes	297,201	494,776	941,888	—	1,733,865
Revolving credit agreement borrowings	—	—	491,006	—	491,006
Due to subsidiaries and affiliates	9	536,747	1,345,507	(1,882,263)	—
Other liabilities	24,975	64,956	2,055,626	(496,698)	1,648,859
Total liabilities	322,185	1,096,479	30,726,135	(9,112,303)	23,032,496

Redeemable noncontrolling interests	—	—	221,175	(14,700)	206,475

Shareholders’ Equity
Total shareholders’ equity available to Arch	10,757,352	3,968,845	11,569,818	(15,538,663)	10,757,352
Non-redeemable noncontrolling interests	—	—	855,347	—	855,347
Total shareholders’ equity	10,757,352	3,968,845	12,425,165	(15,538,663)	11,612,699

Total liabilities, noncontrolling interests and shareholders’ equity	$11,079,537	$5,065,324	$43,372,475	$(24,665,666)	$34,851,670

ARCH CAPITAL	40	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$104	$452,674	$21,307,206	$(14,700)	$21,745,284
Cash	6,125	5,940	634,491	—	646,556
Investments in subsidiaries	9,735,256	3,999,243	—	(13,734,499)	—
Due from subsidiaries and affiliates	9	2	1,802,686	(1,802,697)	—
Premiums receivable	—	—	1,834,389	(535,239)	1,299,150
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,618,660	(5,699,288)	2,919,372
Contractholder receivables	—	—	2,079,111	—	2,079,111
Ceded unearned premiums	—	—	1,730,262	(754,793)	975,469
Deferred acquisition costs	—	—	618,535	(48,961)	569,574
Goodwill and intangible assets	—	—	634,920	—	634,920
Other assets	12,588	80,949	1,466,438	(211,082)	1,348,893
Total assets	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,345,142	$(5,491,845)	$11,853,297
Unearned premiums	—	—	4,508,429	(754,793)	3,753,636
Reinsurance balances payable	—	—	928,346	(535,239)	393,107
Contractholder payables	—	—	2,079,111	—	2,079,111
Collateral held for insured obligations	—	—	236,630	—	236,630
Senior notes	297,150	494,723	941,655	—	1,733,528
Revolving credit agreement borrowings	—	—	455,682	—	455,682
Due to subsidiaries and affiliates	—	536,805	1,265,892	(1,802,697)	—
Other liabilities	17,105	26,270	1,699,768	(467,484)	1,275,659
Total liabilities	314,255	1,057,798	29,460,655	(9,052,058)	21,780,650

Redeemable noncontrolling interests	—	—	220,992	(14,700)	206,292

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,439,827	3,481,010	10,253,491	(13,734,501)	9,439,827
Non-redeemable noncontrolling interests	—	—	791,560	—	791,560
Total shareholders’ equity	9,439,827	3,481,010	11,045,051	(13,734,501)	10,231,387

Total liabilities, noncontrolling interests and shareholders’ equity	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

ARCH CAPITAL	41	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2019
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,463,727	$—	$1,463,727
Net investment income	38	2,847	174,738	(22,585)	155,038
Net realized gains (losses)	—	5,825	115,620	(639)	120,806
Net impairment losses recognized in earnings	—	—	(49)	—	(49)
Other underwriting income	—	—	5,953	—	5,953
Equity in net income (loss) of investment funds accounted for using the equity method	—	(64)	32,600	—	32,536
Other income (loss)	(242)	—	1,371	—	1,129
Total revenues	(204)	8,608	1,793,960	(23,224)	1,779,140

Expenses
Losses and loss adjustment expenses	—	—	767,543	—	767,543
Acquisition expenses	—	—	210,089	—	210,089
Other operating expenses	—	—	198,914	—	198,914
Corporate expenses	15,293	2,115	843	—	18,251
Amortization of intangible assets	—	—	19,794	—	19,794
Interest expense	5,538	11,996	34,012	(22,266)	29,280
Net foreign exchange (gains) losses	—	—	(1,187)	6,139	4,952
Total expenses	20,831	14,111	1,230,008	(16,127)	1,248,823

Income (loss) before income taxes	(21,035)	(5,503)	563,952	(7,097)	530,317
Income tax (expense) benefit	—	1,301	(45,773)	—	(44,472)
Income (loss) before equity in net income of subsidiaries	(21,035)	(4,202)	518,179	(7,097)	485,845
Equity in net income of subsidiaries	489,989	148,747	—	(638,736)	—
Net income	468,954	144,545	518,179	(645,833)	485,845
Net (income) loss attributable to noncontrolling interests	—	—	(17,210)	319	(16,891)
Net income available to Arch	468,954	144,545	500,969	(645,514)	468,954
Preferred dividends	(10,403)	—	—	—	(10,403)
Net income available to Arch common shareholders	$458,551	$144,545	$500,969	$(645,514)	$458,551

Comprehensive income available to Arch	$637,458	$231,120	$663,685	$(894,805)	$637,458

ARCH CAPITAL	42	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,336,763	$—	$1,336,763
Net investment income	15	560	157,532	(22,439)	135,668
Net realized gains (losses)	—	—	(76,611)	—	(76,611)
Net impairment losses recognized in earnings	—	—	(470)	—	(470)
Other underwriting income	—	—	3,874	—	3,874
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	8,472	—	8,472
Other income (loss)	2,339	—	774	—	3,113
Total revenues	2,354	560	1,430,334	(22,439)	1,410,809

Expenses
Losses and loss adjustment expenses	—	—	726,153	—	726,153
Acquisition expenses	—	—	202,838	—	202,838
Other operating expenses	—	—	176,181	—	176,181
Corporate expenses	16,642	470	5,400	—	22,512
Amortization of intangible assets	—	—	26,472	—	26,472
Interest expense	5,537	12,013	34,911	(22,117)	30,344
Net foreign exchange (gains) losses	—	—	(43,357)	(10,349)	(53,706)
Total expenses	22,179	12,483	1,128,598	(32,466)	1,130,794

Income (loss) before income taxes	(19,825)	(11,923)	301,736	10,027	280,015
Income tax (expense) benefit	—	2,477	(26,145)	—	(23,668)
Income (loss) before equity in net income of subsidiaries	(19,825)	(9,446)	275,591	10,027	256,347
Equity in net income of subsidiaries	263,471	86,727	—	(350,198)	—
Net income (loss)	243,646	77,281	275,591	(340,171)	256,347
Net (income) loss attributable to noncontrolling interests	—	—	(13,023)	322	(12,701)
Net income (loss) available to Arch	243,646	77,281	262,568	(339,849)	243,646
Preferred dividends	(10,403)	—	—	—	(10,403)
Net income (loss) available to Arch common shareholders	$233,243	$77,281	$262,568	$(339,849)	$233,243

Comprehensive income available to Arch	$183,500	$70,066	$212,802	$(282,868)	$183,500

ARCH CAPITAL	43	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2019
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$2,832,593	$—	$2,832,593
Net investment income	84	6,526	350,410	(45,033)	311,987
Net realized gains (losses)	—	14,343	253,673	(5,645)	262,371
Net impairment losses recognized in earnings	—	—	(1,358)	—	(1,358)
Other underwriting income	—	—	14,778	—	14,778
Equity in net income (loss) of investment funds accounted for using the equity method	—	(64)	79,467	—	79,403
Other income (loss)	(481)	—	2,693	—	2,212
Total revenues	(397)	20,805	3,532,256	(50,678)	3,501,986

Expenses
Losses and loss adjustment expenses	—	—	1,486,075	—	1,486,075
Acquisition expenses	—	—	407,937	—	407,937
Other operating expenses	—	—	400,077	—	400,077
Corporate expenses	31,600	4,281	332	—	36,213
Amortization of intangible assets	—	—	40,211	—	40,211
Interest expense	11,076	23,947	67,718	(44,396)	58,345
Net foreign exchange (gains) losses	2	—	(1,310)	2,735	1,427
Total expenses	42,678	28,228	2,401,040	(41,661)	2,430,285

Income (loss) before income taxes	(43,075)	(7,423)	1,131,216	(9,017)	1,071,701
Income tax (expense) benefit	—	1,844	(92,202)	—	(90,358)
Income (loss) before equity in net income of subsidiaries	(43,075)	(5,579)	1,039,014	(9,017)	981,343
Equity in net income of subsidiaries	960,557	285,301	—	(1,245,858)	—
Net income	917,482	279,722	1,039,014	(1,254,875)	981,343
Net (income) loss attributable to noncontrolling interests	—	—	(64,499)	638	(63,861)
Net income available to Arch	917,482	279,722	974,515	(1,254,237)	917,482
Preferred dividends	(20,806)	—	—	—	(20,806)
Net income available to Arch common shareholders	$896,676	$279,722	$974,515	$(1,254,237)	$896,676

Comprehensive income available to Arch	$1,303,029	$469,276	$1,352,225	$(1,821,501)	$1,303,029

ARCH CAPITAL	44	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$2,571,662	$—	$2,571,662
Net investment income	35	818	306,299	(44,760)	262,392
Net realized gains (losses)	29	(7)	(187,631)	—	(187,609)
Net impairment losses recognized in earnings	—	—	(632)	—	(632)
Other underwriting income	—	—	9,223	—	9,223
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	36,541	—	36,541
Other income (loss)	2,261	—	926	—	3,187
Total revenues	2,325	811	2,736,388	(44,760)	2,694,764

Expenses
Losses and loss adjustment expenses	—	—	1,363,013	—	1,363,013
Acquisition expenses	—	—	394,214	—	394,214
Other operating expenses	—	—	351,196	—	351,196
Corporate expenses	32,811	759	4,254	—	37,824
Amortization of intangible assets	—	—	53,208	—	53,208
Interest expense	11,073	23,939	70,083	(44,115)	60,980
Net foreign exchange (gains) losses	29	—	(26,921)	(7,093)	(33,985)
Total expenses	43,913	24,698	2,209,047	(51,208)	2,226,450

Income (loss) before income taxes	(41,588)	(23,887)	527,341	6,448	468,314
Income tax (expense) benefit	—	5,428	(51,011)	—	(45,583)
Income (loss) before equity in net income of subsidiaries	(41,588)	(18,459)	476,330	6,448	422,731
Equity in net income of subsidiaries	435,657	173,147	—	(608,804)	—
Net income	394,069	154,688	476,330	(602,356)	422,731
Net (income) loss attributable to noncontrolling interests	—	—	(29,307)	645	(28,662)
Net income available to Arch	394,069	154,688	447,023	(601,711)	394,069
Preferred dividends	(20,840)	—	—	—	(20,840)
Loss on redemption of preferred shares	(2,710)	—	—	—	(2,710)
Net income available to Arch common shareholders	$370,519	$154,688	$447,023	$(601,711)	$370,519

Comprehensive income available to Arch	$231,662	$76,603	$291,883	$(368,486)	$231,662

ARCH CAPITAL	45	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2019
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$30,946	$24,059	$749,885	$(92,366)	$712,524
Investing Activities
Purchases of fixed maturity investments	—	(358,996)	(15,973,650)	—	(16,332,646)
Purchases of equity securities	—	(56,441)	(447,742)	72,244	(431,939)
Purchases of other investments	—	(17,891)	(659,172)	—	(677,063)
Proceeds from the sales of fixed maturity investments	—	452,729	15,179,753	—	15,632,482
Proceeds from the sales of equity securities	—	—	248,945	(72,244)	176,701
Proceeds from the sales, redemptions and maturities of other investments	—	391	534,307	—	534,698
Proceeds from redemptions and maturities of fixed maturity investments	—	100	244,849	—	244,949
Net settlements of derivative instruments	—	—	87,701	—	87,701
Net (purchases) sales of short-term investments	64	(2,015)	203,471	—	201,520
Change in cash collateral related to securities lending	—	—	7,590	—	7,590
Contributions to subsidiaries	(2,121)	—	(59,527)	61,648	—
Issuance of intercompany loans	—	—	(53,828)	53,828	—
Purchases of fixed assets	(32)	—	(16,327)	—	(16,359)
Other	—	—	(174,578)	—	(174,578)
Net Cash Provided By (Used For) Investing Activities	(2,089)	17,877	(878,208)	115,476	(746,944)
Financing Activities
Purchases of common shares under share repurchase program	(2,871)	—	—	—	(2,871)
Proceeds from common shares issued, net	(557)	—	61,648	(61,648)	(557)
Proceeds from intercompany borrowings	—	—	53,828	(53,828)	—
Proceeds from borrowings	—	—	62,800	—	62,800
Repayments of borrowings	—	—	(27,538)	—	(27,538)
Change in cash collateral related to securities lending	—	—	(7,590)	—	(7,590)
Dividends paid to redeemable noncontrolling interests	—	—	(9,632)	638	(8,994)
Dividends paid to parent (1)	—	—	(91,728)	91,728	—
Other	—	—	(3,529)	—	(3,529)
Preferred dividends paid	(20,806)	—	—	—	(20,806)
Net Cash Provided By (Used For) Financing Activities	(24,234)	—	38,259	(23,110)	(9,085)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	1,937	—	1,937
Increase (decrease) in cash and restricted cash	4,623	41,936	(88,127)	—	(41,568)
Cash and restricted cash, beginning of year	6,159	5,940	712,544	—	724,643
Cash and restricted cash, end of period	$10,782	$47,876	$624,417	$—	$683,075

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	46	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2018
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$201,487	$149,576	$1,010,703	$(864,880)	$496,886
Investing Activities
Purchases of fixed maturity investments	—	(125,440)	(17,347,846)	605,716	(16,867,570)
Purchases of equity securities	—	—	(679,663)	—	(679,663)
Purchases of other investments	—	—	(1,017,147)	—	(1,017,147)
Proceeds from the sales of fixed maturity investments	—	33,793	16,662,466	(605,716)	16,090,543
Proceeds from the sales of equity securities	—	—	622,068	—	622,068
Proceeds from the sales, redemptions and maturities of other investments	—	—	773,298	—	773,298
Proceeds from redemptions and maturities of fixed maturity investments	—	—	511,448	—	511,448
Net settlements of derivative instruments	—	—	4,498	—	4,498
Net (purchases) sales of short-term investments	96,446	(59,798)	415,253	—	451,901
Change in cash collateral related to securities lending	—	—	176,304	—	176,304
Contributions to subsidiaries	—	(1,000)	(22,595)	23,595	—
Purchases of fixed assets	(71)	—	(13,171)	—	(13,242)
Other	(4)	—	49,965	—	49,961
Net Cash Provided By (Used For) Investing Activities	96,371	(152,445)	134,878	23,595	102,399
Financing Activities
Redemption of preferred shares	(92,555)	—	—	—	(92,555)
Purchases of common shares under share repurchase program	(173,575)	—	—	—	(173,575)
Proceeds from common shares issued, net	(13,851)	—	23,595	(23,595)	(13,851)
Proceeds from borrowings	—	—	130,579	—	130,579
Repayments of borrowings	—	—	(373,000)	—	(373,000)
Change in cash collateral related to securities lending	—	—	(176,304)	—	(176,304)
Dividends paid to redeemable noncontrolling interests	—	—	(9,632)	638	(8,994)
Dividends paid to parent (1)	—	—	(864,242)	864,242	—
Other	—	—	(4,489)	—	(4,489)
Preferred dividends paid	(20,840)	—	—	—	(20,840)
Net Cash Provided By (Used For) Financing Activities	(300,821)	—	(1,273,493)	841,285	(733,029)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	(10,431)	—	(10,431)
Increase (decrease) in cash and restricted cash	(2,963)	(2,869)	(138,343)	—	(144,175)
Cash and restricted cash, beginning of year	10,048	30,380	686,856	—	727,284
Cash and restricted cash, end of period	$7,085	$27,511	$548,513	$—	$583,109

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	47	2019 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an expense of 8.4% for the six months ended June 30, 2019, compared to an expense of 9.7% for the 2018 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. For interim reporting purposes, the Company has calculated its annual effective tax rate for the full year of 2019 by treating excess tax benefits that arise from the accounting for stock based compensation as a discrete item. As such, this amount is not included when projecting the Company’s full year annual effective tax rate but rather is accounted for at the U.S. Federal statutory rate of 21% after applying the projected full year annual effective tax rate to actual six months results before the discrete item. The impact of the discrete item resulted in a benefit of 0.4% for the six months ended June 30, 2019.
The Company had a net deferred tax liability of $49.5 million at June 30, 2019, compared to a net deferred tax asset of $22.5 million at December 31, 2018. The change is primarily a result of the appreciation of the Company’s fixed maturities from December 31, 2018 to June 30, 2019. In addition, the Company paid $43.5 million and recovered $46.5 million of income taxes for the six months ended June 30, 2019 and 2018, respectively.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2019, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Subsequent Events

Bellemeade Re 2019-3 Ltd.
In July 2019, the Company’s first-lien U.S. mortgage insurance subsidiaries entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2019-3 Ltd. (“Bellemeade 2019-3”), a special purpose reinsurance company domiciled in Bermuda. The Bellemeade 2019-3 agreement provides for up to $700.9 million of aggregate excess of loss reinsurance coverage at inception in excess of $232.1 million of aggregate losses for new delinquencies on a portfolio of in-force policies issued in 2016. The coverage amount decreases over a ten-year period as the underlying covered mortgages amortize.
Bellemeade 2019-3 financed the coverage through the issuance of mortgage insurance-linked notes in an aggregate amount of approximately $700.9 million to unrelated investors (the “Notes”). The maturity date of the Notes is July 25, 2029. The Notes will be redeemed prior to maturity upon the occurrence of a mandatory termination event or if the ceding insurers trigger a termination of the reinsurance agreement following the occurrence of an optional termination event. All of the proceeds paid to Bellemeade 2019-3 from the sale of the Notes were deposited into a reinsurance trust as security for Bellemeade 2019-3’s obligations. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.
Watford Re Capital Transactions
On July 2, 2019, Watford Holdings Ltd. completed an offering of $175.0 million in aggregate principal amount of its 6.5% senior notes, due July 2, 2029 (“Watford Senior Notes”). Interest on such notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The $172.4 million net proceeds from the offering were used to redeem a portion of Watford Holdings Ltd.’s outstanding preference shares.
On August 1, 2019, Watford Holdings Ltd. redeemed 6,919,998 of its 9,065,200 total issued and outstanding Watford Preference Shares. The Watford Preference Shares were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019.
The Company purchased $35.0 million in aggregate principal amount of the Watford Senior Notes. In addition, the Company received $11.5 million pursuant to the redemption of Watford Preference Shares.
Business Acquisition
On July 30, 2019, the Company announced that it has entered into an agreement to purchase Barbican Group Holdings Limited from funds managed by Carlson Capital, a U.S. based alternative asset management firm. The acquisition includes Barbican Managing Agency Limited, Lloyd’s Syndicate 1955, Lloyd’s Syndicate 1856, Lloyd’s Special Purpose Arrangement 6132, Castel Underwriting Agencies Limited and other associated entities. The transaction is subject to regulatory approval and is expected to close in the late third or early fourth quarter of 2019.

ARCH CAPITAL	48	2019 SECOND QUARTER FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we” or “us”) is a Bermuda public limited liability company with approximately $12.49 billion in capital at June 30, 2019 and, through operations in Bermuda, the United States, Europe, Canada and Australia, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
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
Market conditions in our property casualty segments continued to improve in the 2019 second quarter, with upward rate movement in property and select casualty lines, and we selectively increased our writings. Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts, shrinking premiums in more commoditized lines such as general liability and by utilizing reinsurance purchases to reduce volatility on large account, high capacity business. We believe that the improvement in the markets reflects broader economic growth, particularly in the U.S. Across the property and casualty industry, we have seen several market opportunities where we have increased our capital deployment, notably in the London markets and excess and surplus lines in the U.S. However, the spread between rate changes and loss trend continues to be a key variable in assessing expected returns and can be difficult to quantify precisely, particularly in specialty lines. Writings in net property catastrophe-exposed business continued to remain low in the 2019 second quarter.

Our mortgage segment continues to experience generally favorable market conditions. Although pricing remains competitive in the U.S., borrower credit quality and the general economy remain strong. Our results continue to reflect our success in making high quality credit underwriting risk decisions and building customer relationships.
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs,” in 2018. Such programs have continued to generate business. In addition, we completed three Bellemeade risk transfers in March, April and July 2019, increasing our protection for mortgage tail risk.
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
Book value per share was $24.64 at June 30, 2019, compared to $23.12 at March 31, 2019 and $20.68 at June 30, 2018. The 6.6% increase for the 2019 second quarter reflected strong underwriting results and the impact of a decrease in interest rates on our fixed income securities while the 19.2% increase over the trailing twelve months reflected strong underwriting results and investment returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a non-GAAP financial

ARCH CAPITAL	49	2019 SECOND QUARTER FORM 10-Q

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
Our Operating ROAE was 13.1% for the 2019 second quarter, compared to 11.6% for the 2018 second quarter, and 12.7% for the six months ended June 30, 2019, compared to 11.4% for the 2018 period. The 2019 and 2018 returns reflected favorable mortgage insurance underwriting performance, strong investment returns and a low level of catastrophic activity.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2019 Second Quarter	2.37%	2.17%
2018 Second Quarter	(0.19)%	(0.21)%

Six Months Ended June 30, 2019	5.14%	5.05%
Six Months Ended June 30, 2018	(0.51)%	(0.89)%
Total return for the 2019 periods reflected the impact of a decline in interest rates, which increased the total return on our investment grade fixed income portfolio, aided by favorable returns on equities.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At June 30, 2019, the benchmark return index had an average credit quality of “Aa3” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.06 years.
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

ARCH CAPITAL	50	2019 SECOND QUARTER FORM 10-Q

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
We believe that net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investment funds accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, net impairment losses recognized in earnings on our investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investment funds accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to acquisitions. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. The loss on redemption of preferred shares related to the redemption of our Series C preferred shares in January 2018 and had no impact on shareholders' equity or cash flows. Due to these reasons, we exclude net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares from the calculation of after-tax operating income available to Arch common shareholders.
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

Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. The ‘other’ segment includes the

ARCH CAPITAL	51	2019 SECOND QUARTER FORM 10-Q

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income available to Arch common shareholders	$458,551	$233,243	$896,676	$370,519
Net realized (gains) losses	(124,637)	61,426	(240,281)	173,190
Net impairment losses recognized in earnings	49	470	1,358	632
Equity in net (income) loss of investment funds accounted for using the equity method	(32,536)	(8,472)	(79,403)	(36,541)
Net foreign exchange (gains) losses	6,054	(47,038)	1,060	(31,482)
Transaction costs and other	2,178	6,908	3,368	7,738
Loss on redemption of preferred shares	—	—	—	2,710
Income tax expense (benefit) (1)	7,774	(3,941)	10,552	(9,027)
After-tax operating income available to Arch common shareholders	$317,433	$242,596	$593,330	$477,739

Beginning common shareholders’ equity	$9,334,596	$8,370,372	$8,659,827	$8,324,047
Ending common shareholders’ equity	9,977,352	8,383,755	9,977,352	8,383,755
Average common shareholders’ equity	$9,655,974	$8,377,064	$9,318,590	$8,353,901

Annualized return on average common equity %	19.0	11.1	19.2	8.9
Annualized operating return on average common equity %	13.1	11.6	12.7	11.4

(1)
Income tax on net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	52	2019 SECOND QUARTER FORM 10-Q

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2019	2018	% Change
Gross premiums written	$919,925	$769,372	19.6
Premiums ceded	(292,095)	(245,265)
Net premiums written	627,830	524,107	19.8
Change in unearned premiums	(35,388)	22,342
Net premiums earned	592,442	546,449	8.4
Losses and loss adjustment expenses	(389,172)	(357,465)
Acquisition expenses	(91,094)	(90,670)
Other operating expenses	(109,523)	(92,680)
Underwriting income	$2,653	$5,634	(52.9)

Underwriting Ratios			% Point Change
Loss ratio	65.7%	65.4%	0.3
Acquisition expense ratio	15.4%	16.6%	(1.2)
Other operating expense ratio	18.5%	17.0%	1.5
Combined ratio	99.6%	99.0%	0.6

	Six Months Ended June 30,
	2019	2018	% Change
Gross premiums written	$1,861,879	$1,592,750	16.9
Premiums ceded	(612,717)	(492,445)
Net premiums written	1,249,162	1,100,305	13.5
Change in unearned premiums	(103,215)	(15,119)
Net premiums earned	1,145,947	1,085,186	5.6
Losses and loss adjustment expenses	(745,895)	(711,195)
Acquisition expenses	(173,918)	(175,839)
Other operating expenses	(222,919)	(184,654)
Underwriting income (loss)	$3,215	$13,498	(76.2)

Underwriting Ratios			% Point Change
Loss ratio	65.1%	65.5%	(0.4)
Acquisition expense ratio	15.2%	16.2%	(1.0)
Other operating expense ratio	19.5%	17.0%	2.5
Combined ratio	99.8%	98.7%	1.1
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

ARCH CAPITAL	53	2019 SECOND QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$121,679	19.4	$108,298	20.7
Programs	108,671	17.3	100,178	19.1
Property, energy, marine and aviation	103,819	16.5	62,121	11.9
Travel, accident and health	76,537	12.2	63,222	12.1
Construction and national accounts	60,888	9.7	66,384	12.7
Excess and surplus casualty	58,466	9.3	40,042	7.6
Lenders products	22,373	3.6	22,290	4.3
Other	75,397	12.0	61,572	11.7
Total	$627,830	100.0	$524,107	100.0
2019 Second Quarter versus 2018 Second Quarter. Gross premiums written by the insurance segment in the 2019 second quarter were 19.6% higher than in the 2018 second quarter, while net premiums written were 19.8% higher. Approximately one third of the growth in net premiums written resulted from our acquisition of renewal rights of a U.K. commercial lines book of business on January 1, 2019. The remainder was due to growth in existing accounts and rate increases across most lines of business.

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$250,913	20.1	$228,087	20.7
Programs	209,843	16.8	196,734	17.9
Property, energy, marine and aviation	174,305	14.0	114,248	10.4
Travel, accident and health	164,641	13.2	143,746	13.1
Construction and national accounts	156,243	12.5	164,812	15.0
Excess and surplus casualty	103,631	8.3	81,964	7.4
Lenders products	44,788	3.6	44,274	4.0
Other	144,798	11.6	126,440	11.5
Total	$1,249,162	100.0	$1,100,305	100.0
Six Months Ended June 30, 2019 versus 2018 period. Gross premiums written by the insurance segment for the six months ended June 30, 2019 were 16.9% higher than in the 2018 period, while net premiums written were 13.5% higher than in the 2018 period. Growth in net premiums written resulted from our acquisition of renewal rights of a U.K. commercial lines book of business on January 1, 2019, growth in existing accounts and rate increases across most lines of business. The percentage increase in gross premiums written is higher than the increase in net premiums written due to a single large national account, for which the premium written in the quarter was substantially ceded.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$115,667	19.5	$112,226	20.5
Programs	102,687	17.3	97,333	17.8
Property, energy, marine and aviation	68,995	11.6	50,840	9.3
Travel, accident and health	83,636	14.1	74,754	13.7
Construction and national accounts	76,795	13.0	81,784	15.0
Excess and surplus casualty	47,858	8.1	40,049	7.3
Lenders products	23,570	4.0	23,161	4.2
Other	73,234	12.4	66,302	12.1
Total	$592,442	100.0	$546,449	100.0

ARCH CAPITAL	54	2019 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$230,458	20.1	$228,244	21.0
Programs	200,173	17.5	192,344	17.7
Property, energy, marine and aviation	128,633	11.2	99,443	9.2
Travel, accident and health	155,211	13.5	141,589	13.0
Construction and national accounts	152,726	13.3	158,996	14.7
Excess and surplus casualty	90,227	7.9	86,593	8.0
Lenders products	46,802	4.1	45,977	4.2
Other	141,717	12.4	132,000	12.2
Total	$1,145,947	100.0	$1,085,186	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2019 second quarter were 8.4% higher than in the 2018 second quarter. For the six months ended June 30, 2019, net premiums earned were 5.6% higher than in the 2018 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current year	66.1%	66.5%	65.7%	66.3%
Prior period reserve development	(0.4)%	(1.1)%	(0.6)%	(0.8)%
Loss ratio	65.7%	65.4%	65.1%	65.5%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio in the 2019 second quarter was 0.4 points lower than in the 2018 second quarter and reflected 0.4 points of current year catastrophic activity, compared to 1.4 points in the 2018 second quarter. The insurance segment’s current year loss ratio for the six months ended June 30, 2019 was 0.6 points lower than in the 2018 period and reflected 0.2 points of current year catastrophic activity, compared to 0.8 points in the 2018 period. The balance of the change in the 2018 loss ratios resulted, in part, from changes in mix of business and the level of large attritional losses.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $2.6 million, or 0.4 points, for the 2019 second quarter, compared to $6.1 million, or 1.1 points, for the 2018 second quarter, and

$7.0 million, or 0.6 points, for the six months ended June 30, 2019, compared to $8.2 million, or 0.8 points, for the 2018 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2019 Second Quarter versus 2018 Second Quarter. The insurance segment’s underwriting expense ratio was 33.9% in the 2019 second quarter, compared to 33.6% in the 2018 second quarter. Operating expenses increased in the 2019 second quarter due to our recent acquisitions, as well as growth in headcount, primarily in the areas of underwriting and technology. The resulting increase in the expense ratio was partially offset by the growth in net premiums earned.
Six Months Ended June 30, 2019 versus 2018 period. The insurance segment’s underwriting expense ratio was 34.7% for the six months ended June 30, 2019, compared to 33.2% for the 2018 period. Operating expenses increased for the six months ended June 30, 2019 due to the recent acquisitions by the Company, as well as growth in headcount, primarily in the areas of underwriting and technology. The resulting increase in the expense ratio was partially offset by the growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2019	2018	% Change
Gross premiums written	$545,547	$490,327	11.3
Premiums ceded	(169,457)	(136,247)
Net premiums written	376,090	354,080	6.2
Change in unearned premiums	(8,906)	(13,762)
Net premiums earned	367,184	340,318	7.9
Other underwriting income	1,224	(129)
Losses and loss adjustment expenses	(240,958)	(229,956)
Acquisition expenses	(56,785)	(50,142)
Other operating expenses	(33,960)	(35,678)
Underwriting income	$36,705	$24,413	50.4

Underwriting Ratios			% Point Change
Loss ratio	65.6%	67.6%	(2.0)
Acquisition expense ratio	15.5%	14.7%	0.8
Other operating expense ratio	9.2%	10.5%	(1.3)
Combined ratio	90.3%	92.8%	(2.5)

ARCH CAPITAL	55	2019 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2019	2018	% Change
Gross premiums written	$1,228,402	$1,067,810	15.0
Premiums ceded	(401,024)	(331,977)
Net premiums written	827,378	735,833	12.4
Change in unearned premiums	(113,829)	(116,343)
Net premiums earned	713,549	619,490	15.2
Other underwriting income	5,601	1,103
Losses and loss adjustment expenses	(480,768)	(371,631)
Acquisition expenses	(111,111)	(98,461)
Other operating expenses	(69,664)	(71,249)
Underwriting income (loss)	$57,607	$79,252	(27.3)

Underwriting Ratios			% Point Change
Loss ratio	67.4%	60.0%	7.4
Acquisition expense ratio	15.6%	15.9%	(0.3)
Other operating expense ratio	9.8%	11.5%	(1.7)
Combined ratio	92.8%	87.4%	5.4
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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Other specialty	$129,174	34.3	$155,081	43.8
Casualty	78,025	20.7	68,113	19.2
Property excluding property catastrophe	96,050	25.5	77,876	22.0
Property catastrophe	46,594	12.4	35,045	9.9
Marine and aviation	15,619	4.2	10,061	2.8
Other	10,628	2.8	7,904	2.2
Total	$376,090	100.0	$354,080	100.0
2019 Second Quarter versus 2018 Second Quarter. Gross premiums written by the reinsurance segment in the 2019 second quarter were 11.3% higher than in the 2018 second quarter, while net premiums written were 6.2% higher. The increase in gross premiums written is primarily a result of growth in property business, with a significant amount being retroceded. The increase in net premiums written in the 2019 second quarter reflected growth from select new business opportunities across most lines of business. This was partially offset by a decline in other specialty business, primarily reflecting a reduction in U.K motor business with one cedent in the period.

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Other specialty	$269,651	32.6	$294,073	40.0
Casualty	246,509	29.8	198,289	26.9
Property excluding property catastrophe	198,790	24.0	163,046	22.2
Property catastrophe	49,977	6.0	42,677	5.8
Marine and aviation	31,577	3.8	20,073	2.7
Other	30,874	3.7	17,675	2.4
Total	$827,378	100.0	$735,833	100.0
Six Months Ended June 30, 2019 versus 2018 period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2019 were 15.0% higher than in the 2018 period, while net premiums written were 12.4% higher than in the 2018 period. The increase in gross premiums written is primarily a

ARCH CAPITAL	56	2019 SECOND QUARTER FORM 10-Q

result of growth in property business, with a significant amount being retroceded. The increase in net premiums written for the six months ended June 30, 2019 reflected growth from select new business opportunities across most lines of business, partially offset by a decline in other specialty business, primarily reflecting a reduction in U.K motor business with one cedent in the period.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Other specialty	$136,573	37.2	$149,648	44.0
Casualty	103,164	28.1	85,009	25.0
Property excluding property catastrophe	85,479	23.3	70,849	20.8
Property catastrophe	18,537	5.0	15,716	4.6
Marine and aviation	12,498	3.4	10,089	3.0
Other	10,933	3.0	9,007	2.6
Total	$367,184	100.0	$340,318	100.0

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Other specialty	$258,094	36.2	$253,365	40.9
Casualty	194,788	27.3	154,381	24.9
Property excluding property catastrophe	169,271	23.7	139,603	22.5
Property catastrophe	37,269	5.2	34,103	5.5
Marine and aviation	23,557	3.3	19,478	3.1
Other	30,570	4.3	18,560	3.0
Total	$713,549	100.0	$619,490	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. For the 2019 second quarter, net premiums earned were 7.9% higher than in the 2018 second quarter. For the six months ended June 30, 2019, net premiums earned were 15.2% higher than in the 2018 period.
Other Underwriting Income (Loss).
Other underwriting income (loss) for the 2019 second quarter was $1.2 million, compared to $(0.1) million for the 2018 second quarter, and $5.6 million for the six months ended June 30, 2019, compared to $1.1 million for the 2018 period.

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current year	69.1%	77.3%	68.9%	71.2%
Prior period reserve development	(3.5)%	(9.7)%	(1.5)%	(11.2)%
Loss ratio	65.6%	67.6%	67.4%	60.0%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio in the 2019 second quarter was 8.2 points lower than in the 2018 second quarter and reflected 1.3 points of current year catastrophic activity, compared to 2.2 points in the 2018 second quarter. The reinsurance segment’s current year loss ratio for the six months ended June 30, 2019 was 2.3 points lower than in the 2018 period and reflected 1.7 points of current year catastrophic activity, compared to 1.4 points in the 2018 period. In addition, the current year loss ratio for the 2019 periods reflected a lower level of large attritional loss activity than in the 2018 periods.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $12.7 million, or 3.5 points, for the 2019 second quarter, compared to $33.0 million, or 9.7 points, for the 2018 second quarter, and $11.0 million, or 1.5 points, for the six months ended June 30, 2019, compared to $69.6 million, or 11.2 points, for the 2018 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2019 Second Quarter versus 2018 Second Quarter. The underwriting expense ratio for the reinsurance segment was 24.7% in the 2019 second quarter, compared to 25.2% in the 2018 second quarter, reflecting growth in net premiums earned and changes in mix of business.
Six Months Ended June 30, 2019 versus 2018 period. The underwriting expense ratio for the reinsurance segment was 25.4% for the six months ended June 30, 2019, compared to 27.4% for the 2018 period.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S.

ARCH CAPITAL	57	2019 SECOND QUARTER FORM 10-Q

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
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended June 30,
	2019	2018	% Change
Gross premiums written	$364,465	$330,990	10.1
Premiums ceded	(42,857)	(50,867)
Net premiums written	321,608	280,123	14.8
Change in unearned premiums	31,175	10,355
Net premiums earned	352,783	290,478	21.4
Other underwriting income	4,056	3,315
Losses and loss adjustment expenses	(25,997)	(21,591)
Acquisition expenses	(32,654)	(27,737)
Other operating expenses	(39,819)	(38,729)
Underwriting income	$258,369	$205,736	25.6

Underwriting Ratios			% Point Change
Loss ratio	7.4%	7.4%	—
Acquisition expense ratio	9.3%	9.5%	(0.2)
Other operating expense ratio	11.3%	13.3%	(2.0)
Combined ratio	28.0%	30.2%	(2.2)

	Six Months Ended June 30,
	2019	2018	% Change
Gross premiums written	$720,515	$652,168	10.5
Premiums ceded	(91,655)	(97,004)
Net premiums written	628,860	555,164	13.3
Change in unearned premiums	46,825	15,556
Net premiums earned	675,685	570,720	18.4
Other underwriting income	7,912	6,731
Losses and loss adjustment expenses	(37,146)	(65,057)
Acquisition expenses	(64,326)	(54,304)
Other operating expenses	(79,694)	(77,500)
Underwriting income	$502,431	$380,590	32.0

Underwriting Ratios			% Point Change
Loss ratio	5.5%	11.4%	(5.9)
Acquisition expense ratio	9.5%	9.5%	—
Other operating expense ratio	11.8%	13.6%	(1.8)
Combined ratio	26.8%	34.5%	(7.7)

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$258,774	80.5	$229,715	82.0
Other	62,834	19.5	50,408	18.0
Total	$321,608	100.0	$280,123	100.0
2019 Second Quarter versus 2018 Second Quarter. Gross premiums written by the mortgage segment in the 2019 second quarter were 10.1% higher than in the 2018 second quarter, while net premiums written were 14.8% higher. The growth in net premiums written primarily reflected an increase in monthly premium business due to growth in insurance in force, partially offset by higher ceded premiums related to Bellemeade transactions. In addition, net premiums written for the 2019 second quarter included $17.1 million due to the novation of a quota share reinsurance arrangement on international business.

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$514,154	81.8	$450,892	81.2
Other	114,706	18.2	104,272	18.8
Total	$628,860	100.0	$555,164	100.0
Six Months Ended June 30, 2019 versus 2018 period. Gross premiums written by the mortgage segment for the six months ended June 30, 2019 were 10.5% higher than in the 2018 period, while net premiums written were 13.3% higher. The growth in net premiums written primarily reflected an increase in monthly premium business due to growth in insurance in force, partially offset by higher ceded premiums related to Bellemeade transactions. In addition, net premiums written for the six months ended June 30, 2019 included $17.1 million due to the novation of a quota share reinsurance arrangement on international business.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of the Arch MI U.S. portfolio of mortgage loans was 80.9% at June 30, 2019, compared to 81.5% at December 31, 2018.

ARCH CAPITAL	58	2019 SECOND QUARTER FORM 10-Q

Arch MI U.S. generated $17.2 billion of new insurance written (“NIW”) in the 2019 second quarter, compared to $19.9 billion in the 2018 second quarter. NIW represents the original principal balance of all loans that received coverage during the period. Monthly premium policies contributed 92.9% of NIW in the 2019 second quarter, compared to 94.3% for the 2018 second quarter.
The following tables provide details on the NIW generated by Arch MI U.S.:

(U.S. Dollars in millions)	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$17,161		$19,944

Credit quality (FICO):
>=740	$9,862	57.5	$11,308	56.7
680-739	6,139	35.8	7,182	36.0
620-679	1,160	6.8	1,454	7.3
Total	$17,161	100.0	$19,944	100.0

Loan-to-value (LTV):
95.01% and above	$2,530	14.7	$2,835	14.2
90.01% to 95.00%	7,497	43.7	9,205	46.2
85.01% to 90.00%	5,026	29.3	5,910	29.6
85.01% and below	2,108	12.3	1,994	10.0
Total	$17,161	100.0	$19,944	100.0

Monthly vs. single:
Monthly	$15,935	92.9	$18,814	94.3
Single	1,226	7.1	1,130	5.7
Total	$17,161	100.0	$19,944	100.0

Purchase vs. refinance:
Purchase	$14,992	87.4	$18,871	94.6
Refinance	2,169	12.6	1,073	5.4
Total	$17,161	100.0	$19,944	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$28,368		$31,317

Credit quality (FICO):
>=740	$16,212	57.1	$17,920	57.2
680-739	10,180	35.9	11,224	35.8
620-679	1,976	7.0	2,173	6.9
Total	$28,368	100.0	$31,317	100.0

Loan-to-value (LTV):
95.01% and above	$4,338	15.3	$4,097	13.1
90.01% to 95.00%	12,472	44.0	14,341	45.8
85.01% to 90.00%	8,175	28.8	9,553	30.5
85.01% and below	3,383	11.9	3,326	10.6
Total	$28,368	100.0	$31,317	100.0

Monthly vs. single:
Monthly	$26,198	92.4	$29,204	93.3
Single	2,170	7.6	2,113	6.7
Total	$28,368	100.0	$31,317	100.0

Purchase vs. refinance:
Purchase	$25,281	89.1	$29,159	93.1
Refinance	3,087	10.9	2,158	6.9
Total	$28,368	100.0	$31,317	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$282,062	80.0	$247,897	85.3
Other	70,721	20.0	42,581	14.7
Total	$352,783	100.0	$290,478	100.0

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$556,535	82.4	$486,038	85.2
Other	119,150	17.6	84,682	14.8
Total	$675,685	100.0	$570,720	100.0
Net premiums earned for the 2019 second quarter were 21.4% higher than in the 2018 second quarter. For the six months ended June 30, 2019, net premiums earned were 18.4% higher than in the 2018 period. The increases were primarily due to growth in U.S. insurance in force.

ARCH CAPITAL	59	2019 SECOND QUARTER FORM 10-Q

Other Underwriting Income.
Other underwriting income, which is primarily related to older GSE credit risk-sharing transactions receiving derivative accounting treatment, was $4.1 million for the 2019 second quarter, compared to $3.3 million for the 2018 second quarter. and $7.9 million for the six months ended June 30, 2019, compared to $6.7 million for the 2018 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current year	13.9%	15.4%	14.3%	17.8%
Prior period reserve development	(6.5)%	(8.0)%	(8.8)%	(6.4)%
Loss ratio	7.4%	7.4%	5.5%	11.4%
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 1.5 points lower in the 2019 second quarter than in the 2018 second quarter. The mortgage segment’s current year loss ratio was 3.5 points lower for the six months ended June 30, 2019 than for the 2018 period. The lower current year loss ratios for the 2019 periods reflect the current favorable macroeconomic environment.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $22.8 million, or 6.5 points, for the 2019 second quarter, compared to $23.3 million, or 8.0 points, for the 2018 second quarter, and $59.4 million, or 8.8 points, for the six months ended June 30, 2019, compared to $36.3 million, or 6.4 points, for the 2018 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2019 Second Quarter versus 2018 Second Quarter. The underwriting expense ratio for the mortgage segment was 20.6% in the 2019 second quarter, compared to 22.8% in the 2018 second quarter. The lower ratio in the 2019 second quarter primarily resulted from the higher level of net premiums earned.
Six Months Ended June 30, 2019 versus 2018 period. The underwriting expense ratio for the mortgage segment was 21.3% for the six months ended June 30, 2019, compared to 23.1% for the 2018 period. The lower underwriting expense ratio in the 2019 period primarily resulted from the higher level of net premiums earned.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed maturities	$111,335	$98,968	$221,986	$191,406
Equity securities	3,494	4,232	5,740	6,982
Short-term investments	3,448	4,225	7,746	8,174
Other (1)	20,115	19,242	43,059	38,471
Gross investment income	138,392	126,667	278,531	245,033
Investment expenses (2)	(15,354)	(18,906)	(34,244)	(37,029)
Net investment income	$123,038	$107,761	$244,287	208,004

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

(2)
Investment expenses were approximately 0.38% of average invested assets for the 2019 second quarter, compared to 0.40% for the 2018 second quarter, and 0.35% for the six months ended June 30, 2019, compared to 0.37% for the 2018 period.

The higher level of net investment income for the 2019 periods reflected growth in invested assets, the reinvestment of fixed income securities at higher available yields and the shift from municipal bonds to corporates. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.62% for the 2019 second quarter, compare to 2.32% for the 2018 second quarter, and 2.64% for the six months ended June 30, 2019, compared to 2.23% for the 2018 period.
Corporate Expenses.
Corporate expenses were $16.1 million for the 2019 second quarter, compared to $15.6 million for the 2018 second quarter, and $32.8 million for the six months ended June 30, 2019, compared to $30.1 million for the 2018 period. The increase in corporate expenses in the 2019 periods primarily reflected higher incentive compensation costs.

ARCH CAPITAL	60	2019 SECOND QUARTER FORM 10-Q

Transaction Costs and Other.
Transaction costs and other were $2.2 million for the 2019 second quarter, compared to $6.9 million for the 2018 second quarter, and $3.4 million for the six months ended June 30, 2019, compared to $7.7 million for the 2018 period. Amounts in 2019 primarily related to recent acquisition activity while the 2018 activity primarily related to severance and related costs.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2019 second quarter was $19.8 million, compared to $26.5 million for the 2018 second quarter, and $40.2 million for the six months ended June 30, 2019, compared to $53.2 million for the 2018 period. Such expenses primarily related to the UGC acquisition, while the 2019 periods also included amortization related to the previously announced acquisitions of (i) renewal rights of a U.K. commercial lines book of business on January 1, 2019; and (ii) McNeil &Co. on December 6, 2018. See the consolidated financial statements contained in our 2018 Form 10-K for disclosures on our amortization pattern.
Interest Expense.
Interest expense was $23.4 million for the 2019 second quarter, compared to the $26.1 million for the 2018 second quarter, and $46.9 million for the six months ended June 30, 2019, compared to $52.0 million for the 2018 period. The lower level in the 2019 periods reflected the paydown of revolving credit agreement borrowings in the second half of 2018.
Loss on Redemption of Preferred Shares.
In January 2018, we redeemed all remaining 6.75% Series C preferred shares and, in accordance with GAAP, recorded a loss of $2.7 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.
Net Realized Gains or Losses.
We recorded net realized gains of $125.1 million for the 2019 second quarter, compared to net realized losses of $59.5 million for the 2018 second quarter, and net realized gains of $237.5 million for the six months ended June 30, 2019, compared to net realized losses of $171.4 million for the 2018 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with re-measurement of contingent consideration liability amounts. See note 6, “Investment Information—Net Realized Gains (Losses),” to our consolidated financial statements for additional information.
Net Impairment Losses Recognized in Earnings.
We recorded minimal impairment losses for the 2019 second quarter, compared to $0.5 million for the 2018 second quarter, and $1.4 million for the six months ended June 30, 2019, compared to $0.6 million for the 2018 period. See note 6, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $32.5 million of equity in net income related to investment funds accounted for using the equity method in the 2019 second quarter, compared to $8.5 million of income for the 2018 second quarter, and $79.4 million of income for the six months ended June 30, 2019, compared to $36.5 million for the 2018 period. Investment funds accounted for using the equity method totaled $1.58 billion at June 30, 2019, compared to $1.49 billion at December 31, 2018. See note 6, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2019 second quarter were $6.2 million, compared to net foreign exchange gains for the 2018 second quarter of $46.2 million. Net foreign exchange losses for the six months ended June 30, 2019 were $1.0 million, compared to net foreign exchange gains for the 2018 period of $31.2 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes resulted in an expense of 8.7% for the 2019 second quarter and 9.0% for the six months ended June 30, 2019, compared to 8.9% for the 2018 second quarter and 10.4% for the six months ended June 30, 2018 . The effective tax rates for the 2019 second quarter and six months ended June 30, 2019 included a discrete income tax benefit of $2.5 million and $4.3 million, respectively, related to share based compensation. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	61	2019 SECOND QUARTER FORM 10-Q

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
FINANCIAL CONDITION

Investable Assets
At June 30, 2019, total investable assets held by Arch were $20.78 billion, excluding the $2.77 billion included in the ‘other’ segment (i.e., attributable to Watford Re).

Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
June 30, 2019
Fixed maturities (2)	$15,959,794	76.8
Short-term investments (2)	847,250	4.1
Cash	536,339	2.6
Equity securities (2)	666,900	3.2
Other investments (2)	1,327,134	6.4
Investments accounted for using the equity method	1,581,972	7.6
Securities transactions entered into but not settled at the balance sheet date	(142,726)	(0.7)
Total investable assets held by Arch	$20,776,663	100.0

Average effective duration (in years)	3.52
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.87%

December 31, 2018
Fixed maturities (2)	$14,881,902	76.1
Short-term investments (2)	995,926	5.1
Cash	583,027	3.0
Equity securities (2)	368,843	1.9
Other investments (2)	1,261,525	6.4
Investments accounted for using the equity method	1,493,791	7.6
Securities transactions entered into but not settled at the balance sheet date	(18,153)	(0.1)
Total investable assets held by Arch	$19,566,861	100.0

Average effective duration (in years)	3.38
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.89%

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
At June 30, 2019, approximately $14.96 billion, or 72.0%, of total investable assets held by Arch were internally managed, compared to $14.08 billion, or 72.0%, at December 31, 2018.

ARCH CAPITAL	62	2019 SECOND QUARTER FORM 10-Q

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
June 30, 2019
Corporate bonds	$6,281,897	39.4
Mortgage backed securities	513,760	3.2
Municipal bonds	581,378	3.6
Commercial mortgage backed securities	686,707	4.3
U.S. government and government agencies	4,545,169	28.5
Non-U.S. government securities	1,847,023	11.6
Asset backed securities	1,503,860	9.4
Total	$15,959,794	100.0

December 31, 2018
Corporate bonds	$5,735,526	38.5
Mortgage backed securities	535,763	3.6
Municipal bonds	1,012,308	6.8
Commercial mortgage backed securities	729,442	4.9
U.S. government and government agencies	3,601,269	24.2
Non-U.S. government securities	1,713,891	11.5
Asset backed securities	1,553,703	10.4
Total	$14,881,902	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2019
U.S. government and gov’t agencies (1)	$5,030,769	31.5
AAA	3,325,260	20.8
AA	1,831,265	11.5
A	3,439,690	21.6
BBB	1,465,219	9.2
BB	361,389	2.3
B	226,885	1.4
Lower than B	60,858	0.4
Not rated	218,459	1.4
Total	$15,959,794	100.0

December 31, 2018
U.S. government and gov’t agencies (1)	$4,194,676	28.2
AAA	3,551,039	23.9
AA	2,129,336	14.3
A	3,069,656	20.6
BBB	1,251,205	8.4
BB	275,201	1.8
B	183,614	1.2
Lower than B	61,271	0.4
Not rated	165,904	1.1
Total	$14,881,902	100.0

(1)	Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2019
0-10%	$3,323,262	$(51,874)	83.8
10-20%	54,735	(9,486)	15.3
20-30%	1,496	(460)	0.7
Greater than 30%	73	(114)	0.2
Total	$3,379,566	$(61,934)	100.0

December 31, 2018
0-10%	$8,722,837	$(190,170)	92.5
10-20%	87,188	(13,012)	6.3
20-30%	3,359	(1,058)	0.5
Greater than 30%	2,363	(1,266)	0.6
Total	$8,815,747	$(205,506)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2019, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$234,672	A-/A2
JPMorgan Chase & Co.	228,144	A-/A2
Wells Fargo & Company	216,814	A/A1
Citigroup Inc.	207,673	A/A1
Apple Inc.	144,498	AA+/Aa1
Morgan Stanley	117,638	BBB+/A3
Nestle S.A.	112,919	AA-/Aa2
American Express Company	112,584	BBB+/A3
BP P.L.C.	109,805	A-/A1
The Goldman Sachs Group, Inc.	108,946	BBB+/A3
Total	$1,593,693

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	63	2019 SECOND QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Jun 30, 2019
RMBS	$381,380	$95,023	$37,357	$513,760
CMBS	104,220	560,602	21,885	686,707
ABS	—	1,431,312	72,548	1,503,860
Total	$485,600	$2,086,937	$131,790	$2,704,327

Dec 31, 2018
RMBS	$488,862	$15,410	$31,491	$535,763
CMBS	104,547	602,865	22,030	729,442
ABS	—	1,485,150	68,553	1,553,703
Total	$593,409	$2,103,425	$122,074	$2,818,908
At June 30, 2019, our structured securities included $41.0 million par value in sub-prime securities with a fair value of $34.2 million and average credit quality ratings from S&P/Moody’s of “CCC-/Caa3,” compared to $38.2 million par value with a fair value of $31.7 million and average credit quality ratings of “CCC-/Caa3” at December 31, 2018.
At June 30, 2019, our investment portfolio included $666.9 million of equity securities, compared to $368.8 million at December 31, 2018. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors and exchange-traded funds.
The following table summarizes our other investments which are included in investments accounted for using the fair value option, by strategy:

	June 30, 2019	December 31, 2018
Lending	$585,954	$524,112
Term loan investments	$274,061	$281,486
Energy	123,547	117,509
Credit related funds	166,673	152,510
Investment grade fixed income	86,808	101,902
Infrastructure	49,260	45,371
Private equity	23,925	24,383
Real estate	16,906	14,252
Total	$1,327,134	$1,261,525
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
The following table summarizes investable assets in the ‘other’ segment:

	June 30, 2019	December 31, 2018
Investments accounted for using the fair value option:
Other investments	$1,067,384	$1,050,414
Fixed maturities	616,863	922,819
Short-term investments	232,176	282,131
Equity securities	56,524	56,638
Total	1,972,947	2,312,002
Fixed maturities available for sale, at fair value	697,453	393,351
Equity securities, at fair value	64,703	32,206
Cash	68,977	63,529
Securities sold but not yet purchased	(48,823)	(7,790)
Securities transactions entered into but not settled at the balance sheet date	13,209	(35,635)
Total investable assets included in ‘other’ segment	$2,768,466	$2,757,663

ARCH CAPITAL	64	2019 SECOND QUARTER FORM 10-Q

Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Premiums written:
Direct	$1,373,825	$1,158,772	$2,737,331	$2,359,134
Assumed	563,984	537,772	1,278,357	1,175,624
Ceded	(492,911)	(397,648)	(1,045,531)	(823,318)
Net	$1,444,898	$1,298,896	$2,970,157	$2,711,440

Premiums earned:
Direct	$1,335,558	$1,174,372	$2,601,621	$2,322,048
Assumed	574,899	534,485	1,108,178	980,454
Ceded	(446,730)	(372,094)	(877,206)	(730,840)
Net	$1,463,727	$1,336,763	$2,832,593	$2,571,662

Losses and LAE:
Direct	$705,235	$520,473	$1,321,297	$1,088,939
Assumed	388,237	340,969	726,637	561,279
Ceded	(325,929)	(135,289)	(561,859)	(287,205)
Net	$767,543	$726,153	$1,486,075	$1,363,013
Reinsurance Recoverables
The following table summarizes our reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$3,171,257	$2,919,372
% due from carriers with A.M. Best rating of “A-” or better	58.7%	63.0%
% due from unrated fully collateralized reinsurers (1)	16.9%	12.9%
% due from all other carriers with no A.M. Best rating (2)	24.4%	24.1%
Largest balance due from any one carrier as % of total shareholders’ equity	1.9%	2.7%

(1)	Such amount is fully collateralized through reinsurance trusts.

(2)	Over 90% of such amount is collateralized through reinsurance trusts or letters of credit.
Growth in items not rated in 2019 is primarily due to recoverables from a third party reinsurer related to a retroactive reinsurance transaction to reinsure liabilities associated with certain U.S. insurance exposures. Such amounts are fully collateralized. See note 5, “Reserve for Losses and Loss

Adjustment Expenses,” to our consolidated financial statements for additional information.
Bellemeade Re
We have entered into various aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). For the respective coverage periods, we will retain the first layer of the respective aggregate losses and the special purpose reinsurance companies will provide second layer coverage up to the outstanding coverage amount. We will then retain losses in excess of the outstanding coverage limit. The aggregate excess of loss reinsurance coverage decreases over a ten-year period as the underlying covered mortgages amortize.
The following table summarizes the respective coverages and retentions at June 30, 2019:

	Initial Coverage at Issuance	Coverage at Jun. 30, 2019	First Layer Retention
Bellemeade 2015-1 Ltd. (1)	$300,000	$19,103	$129,900
Bellemeade 2017-1 Ltd. (2)	368,100	277,554	165,700
Bellemeade 2018-1 Ltd. (3)	374,460	374,460	168,510
Bellemeade 2018-2 Ltd. (4)	653,278	571,129	352,258
Bellemeade 2018-3 Ltd. (5)	506,110	506,110	179,331
Bellemeade 2019-1 Ltd. (6)	341,790	329,085	208,046
Bellemeade 2019-2 Ltd. (7)	621,022	621,022	221,794

(1)	Issued in July 2015, covering in-force policies issued between January 1, 2009 and March 31, 2013.

(2)	Issued in October 2017, covering in-force policies issued between January 1, 2017 and June 30, 2017.

(3)	Issued in April 2018, covering in-force policies issued between July 1, 2017 and December 31, 2017.

(4)	Issued in August 2018, covering in-force policies issued between April 1, 2013 and December 31, 2015.

(5)	Issued in October 2018, covering in-force policies issued between January 1, 2018 and June 30, 2018.

(6)
Issued in March 2019, covering in-force policies primarily issued between 2005-2008 under United Guaranty Residential Insurance Company (“UGRIC”); as well as policies issued through 2015 under both UGRIC and Arch Mortgage Insurance Company.

(7)	Issued in April 2019, covering in-force policies issued between July 1, 2018 and December 31, 2018.
In July 2019, we entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2019-3 Ltd. Such agreement provides for up to $700.9 million of aggregate excess of loss reinsurance coverage at inception in excess of $232.1 million of aggregate losses for new delinquencies on a portfolio of in-force policies issued in 2016.
Reserve for Losses and Loss Adjustment Expenses
We establish reserve for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration

ARCH CAPITAL	65	2019 SECOND QUARTER FORM 10-Q

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
At June 30, 2019 and December 31, 2018, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2019	December 31, 2018
Insurance segment:
Case reserves	$1,481,510	$1,489,644
IBNR reserves	3,242,209	3,266,796
Total net reserves	4,723,719	4,756,440
Reinsurance segment:
Case reserves	1,169,285	1,082,917
Additional case reserves	172,932	191,002
IBNR reserves	1,672,645	1,578,907
Total net reserves	3,014,862	2,852,826
Mortgage segment:
Case reserves	302,426	355,606
IBNR reserves	151,224	122,304
Total net reserves (1)	453,650	477,910
Other segment:
Case reserves	431,960	364,052
Additional case reserves	25,640	36,512
IBNR reserves	555,688	551,266
Total net reserves	1,013,288	951,830
Total:
Case reserves	3,385,181	3,292,219
Additional case reserves	198,572	227,514
IBNR reserves	5,621,766	5,519,273
Total net reserves	$9,205,519	$9,039,006

(1)
At June 30, 2019, total net reserves include $330.1 million from U.S. mortgage insurance business, of which 66.7% represents policy years 2009 and prior and the remainder from later policy years. At December 31, 2018, total net reserves include $375.8 million from U.S. mortgage insurance business, of which 73.4% represents policy years 2009 and prior and the remainder from later policy years.

At June 30, 2019 and December 31, 2018, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2019	December 31, 2018
Insurance segment:
Professional lines (1)	$1,255,253	$1,247,914
Construction and national accounts	1,200,490	1,166,143
Excess and surplus casualty (2)	508,926	631,370
Programs	527,190	482,045
Property, energy, marine and aviation	338,868	388,710
Travel, accident and health	88,704	83,836
Lenders products	49,447	52,007
Other (3)	754,841	704,415
Total net reserves	$4,723,719	$4,756,440

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
At June 30, 2019 and December 31, 2018, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2019	December 31, 2018
Reinsurance segment:
Casualty (1)	$1,589,727	$1,551,550
Other specialty (2)	662,535	582,420
Property excluding property catastrophe	447,549	422,612
Marine and aviation	131,644	130,683
Property catastrophe	110,570	90,635
Other (3)	72,837	74,926
Total net reserves	$3,014,862	$2,852,826

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes life, casualty clash and other.

ARCH CAPITAL	66	2019 SECOND QUARTER FORM 10-Q

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2019 and December 31, 2018:

(U.S. Dollars in millions)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$279,297	69.1	$276,538	72.1
Mortgage reinsurance	26,286	6.5	25,975	6.8
Other (2)	98,335	24.3	81,147	21.2
Total	$403,918	100.0	$383,660	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$71,760	91.8	$70,995	92.3
Mortgage reinsurance	2,182	2.8	2,217	2.9
Other (2)	4,260	5.4	3,728	4.8
Total	$78,202	100.0	$76,940	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2019:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2009 and prior	$19,182	6.9	$4,397	6.1	8.23%
2010	519	0.2	139	0.2	2.45%
2011	2,091	0.7	582	0.8	1.59%
2012	7,613	2.7	2,122	3.0	0.83%
2013	14,800	5.3	4,125	5.7	0.84%
2014	16,251	5.8	4,454	6.2	0.98%
2015	30,289	10.8	8,003	11.2	0.73%
2016	47,334	16.9	12,233	17.0	0.79%
2017	50,603	18.1	12,918	18.0	0.65%
2018	62,753	22.5	15,831	22.1	0.37%
2019	27,862	10.0	6,956	9.7	0.05%
Total	$279,297	100.0	$71,760	100.0	1.45%

(1)	Represents the ending percentage of loans in default.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2018:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2009 and prior	$21,210	7.7	$4,900	6.9	8.90%
2010	646	0.2	175	0.2	2.62%
2011	2,530	0.9	701	1.0	1.57%
2012	9,650	3.5	2,664	3.8	0.78%
2013	16,823	6.1	4,676	6.6	0.89%
2014	18,274	6.6	4,947	7.0	0.97%
2015	33,781	12.2	8,849	12.5	0.69%
2016	52,324	18.9	13,407	18.9	0.77%
2017	54,287	19.6	13,793	19.4	0.55%
2018	67,013	24.2	16,883	23.8	0.15%
Total	$276,538	100.0	$70,995	100.0	1.60%

(1)	Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2019 and December 31, 2018:

(U.S. Dollars in millions)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$41,333	57.6	$41,066	57.8
680-739	24,488	34.1	23,954	33.7
620-679	5,494	7.7	5,485	7.7
<620	445	0.6	490	0.7
Total	$71,760	100.0	$70,995	100.0
Weighted average FICO score	743		743

Loan-to-value (LTV):
95.01% and above	$8,535	11.9	$7,918	11.2
90.01% to 95.00%	39,777	55.4	39,370	55.5
85.01% to 90.00%	20,419	28.5	20,643	29.1
85.00% and below	3,029	4.2	3,064	4.3
Total	$71,760	100.0	$70,995	100.0
Weighted average LTV	93.1%		93.0%

Total RIF, net of external reinsurance	$56,562		$55,755

ARCH CAPITAL	67	2019 SECOND QUARTER FORM 10-Q

(U.S. Dollars in millions)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,509	7.7	$5,491	7.7
California	4,736	6.6	4,505	6.3
Florida	3,699	5.2	3,541	5.0
Virginia	2,916	4.1	2,931	4.1
Georgia	2,599	3.6	2,573	3.6
Illinois	2,536	3.5	2,482	3.5
North Carolina	2,462	3.4	2,505	3.5
Minnesota	2,434	3.4	2,400	3.4
Washington	2,421	3.4	2,408	3.4
Maryland	2,420	3.4	2,407	3.4
Others	40,028	55.8	39,752	56.0
Total	$71,760	100.0	$70,995	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2019	2018
Roll-forward of insured loans in default:
Beginning delinquent number of loans	20,665	27,068
New notices	18,617	17,792
Cures	(18,907)	(21,865)
Paid claims	(1,614)	(1,958)
Ending delinquent number of loans (1)	18,761	21,037

Ending number of policies in force (1)	1,292,215	1,239,565

Delinquency rate (1)	1.45%	1.70%

Losses:
Number of claims paid	1,614	1,958
Total paid claims	$65,519	$83,534
Average per claim	$40.6	$42.7
Severity (2)	97.0%	101.6%
Average reserve per default (in thousands)	$16.1	$19.3

(1)	Includes first lien primary and pool policies.

(2)	Represents total paid claims divided by RIF of loans for which claims were paid.
The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 11.4 to 1 at June 30, 2019, compared to 13.0 to 1 at December 31, 2018.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $10.76 billion at June 30, 2019, compared to $9.44 billion at December 31, 2018. The increase reflected strong underwriting and investment returns.

The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	June 30, 2019	December 31, 2018
Total shareholders’ equity available to Arch	$10,757,352	$9,439,827
Less preferred shareholders’ equity	780,000	780,000
Common shareholders’ equity available to Arch	$9,977,352	$8,659,827
Common shares and common share equivalents outstanding, net of treasury shares (1)	404,887,534	402,454,834
Book value per share	$24.64	$21.52

(1)	Excludes the effects of 19,607,588 and 20,076,593 stock options and 1,693,203 and 1,307,304 restricted stock units outstanding at June 30, 2019 and December 31, 2018, respectively.
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
For the six months ended June 30, 2019, Arch Capital received dividends of $67.1 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $2.56 billion to Arch Capital during the remainder of 2019 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.

ARCH CAPITAL	68	2019 SECOND QUARTER FORM 10-Q

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment (i.e., Watford Re). See note 11, “Variable Interest Entities and Noncontrolling Interests,” for cash flows related to Watford Re.

	Six Months Ended
	June 30,
	2019	2018
Total cash provided by (used for):
Operating activities	$597,276	$404,451
Investing activities	(611,199)	270,381
Financing activities	(35,352)	(731,613)
Effects of exchange rate changes on foreign currency cash	2,259	(9,024)
Increase (decrease) in cash and restricted cash	$(47,016)	$(65,805)
•Cash provided by operating activities for the six months ended June 30, 2019 reflected a higher level of premiums collected than in the 2018 period.
•Cash used for investing activities for the six months ended June 30, 2019 was higher than in the 2018 period, reflecting a higher level of securities purchased.
•Cash used for financing activities for the six months ended June 30, 2019 was lower than in the 2018 period. The 2018 period reflected $250.0 million of paydowns on our revolving credit agreement borrowings, $173.6 million of repurchases under our share repurchase program and $92.6 million related to redemption of our Series C preferred shares in January 2018.
CAPITAL RESOURCES

This section does not include information specific to Watford Re. We do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford Re.

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Jun 30, 2019	Dec 31, 2018
Debt:
Senior notes, due May 2034	$300,000	$300,000
Arch-U.S. senior notes, due Nov 2043 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2026 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2046 (1)	450,000	450,000
Deferred debt costs on senior notes	(16,135)	(16,472)
Revolving credit agreement borrowings due Oct 2021 (2)	—	—
Total	$1,733,865	$1,733,528

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	$450,000	$450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	9,977,352	8,659,827
Total	$10,757,352	$9,439,827

Total capital available to Arch	$12,491,217	$11,173,355

Debt to total capital (%)	13.9	15.5
Preferred to total capital (%)	6.2	7.0
Debt and preferred to total capital (%)	20.1	22.5

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	$500 million unsecured facility for revolving loans and letters of credit.
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of June 30, 2019 with an estimated PMIER sufficiency ratio of 163%, compared to 141% at December 31, 2018.

ARCH CAPITAL	69	2019 SECOND QUARTER FORM 10-Q

Pursuant to our 2014 acquisition of the CMG Mortgage Insurance Company and its affiliated mortgage insurance companies, we made a contingent consideration payment of $61.5 million in April 2019. The maximum amount of remaining contingent consideration payments over the remaining earn-out period is $6.7 million.
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
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the six months ended June 30, 2019, Arch Capital repurchased 0.1 million shares under the share repurchase program with an aggregate purchase price of $2.9 million. Since the inception of the share repurchase program through June 30, 2019, Arch Capital has repurchased 386.3 million common shares for an aggregate purchase price of $3.97 billion. At June 30, 2019, approximately $160.9 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.
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
Based on in-force exposure estimated as of July 1, 2019, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $398 million, followed by windstorms affecting Florida Tri-County and the Gulf of Mexico regions with net probable maximum pre-tax losses of $368 million and $352 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2019, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 69% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
Effective July 1, 2019, our insurance operations had in effect a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $275 million in excess of various retentions per occurrence.
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

ARCH CAPITAL	70	2019 SECOND QUARTER FORM 10-Q

We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2019, our modeled RDS loss was approximatly10% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2019. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford Re in the following analyses as we do not guarantee or provide credit support for Watford Re, and our financial exposure to Watford Re is limited to our investment in Watford Re’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at June 30, 2019 that affect the quantitative and qualitative disclosures presented in our 2018 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Jun 30, 2019
Total fair value	$20.24	$19.91	$19.57	$19.22	$18.89
Change from base	3.4%	1.7%		(1.8)%	(3.5)%
Change in unrealized value	$0.67	$0.33		$(0.35)	$(0.69)

Dec 31, 2018
Total fair value	$19.23	$18.91	$18.62	$18.30	$17.98
Change from base	3.3%	1.6%		(1.7)%	(3.4)%
Change in unrealized value	$0.61	$0.30		$(0.32)	$(0.63)
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

ARCH CAPITAL	71	2019 SECOND QUARTER FORM 10-Q

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Jun 30, 2019
Total fair value	$19.96	$19.77	$19.57	$19.38	$19.18
Change from base	2.0%	1.0%		(1.0)%	(2.0)%
Change in unrealized value	$0.39	$0.20		$(0.20)	$(0.39)

Dec 31, 2018
Total fair value	$19.08	$18.84	$18.62	$18.39	$18.15
Change from base	2.5%	1.2%		(1.2)%	(2.5)%
Change in unrealized value	$0.47	$0.22		$(0.22)	$(0.47)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of June 30, 2019, our portfolio’s VaR was estimated to be 3.31% compared to an estimated 3.02% at December 31, 2018.
Equity Securities. At June 30, 2019 and December 31, 2018, the fair value of our investments in equity securities totaled $666.9 million and $368.8 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $66.7 million and $36.9 million at June 30, 2019 and December 31, 2018, respectively, and would have decreased book value per share by approximately $0.16 and $0.09, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $66.7 million and $36.9 million at June 30, 2019 and December 31, 2018, respectively, and would have increased book value per share by approximately $0.16 and $0.09, respectively.
Investment-Related Derivatives. At June 30, 2019, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $7.85 billion, compared to $4.95 billion at December 31, 2018. If the underlying exposure of each investment-related derivative held at June 30, 2019 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $78.5 million, and a decrease in book value per share of approximately $0.19 per share, compared to $49.5 million and $0.12 per share, respectively, on investment-related derivatives held at December 31, 2018. If the underlying exposure of each investment-related derivative held at June 30, 2019 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $78.5 million, and an increase in book value per share of approximately $0.19 per share, compared to $49.5 million and $0.12 per share, respectively, on investment-related derivatives held at December 31, 2018. See note 8, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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

ARCH CAPITAL	72	2019 SECOND QUARTER FORM 10-Q

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(326,838)	$(561,311)
Shareholders’ equity denominated in foreign currencies (1)	598,443	478,678
Net foreign currency forward contracts outstanding (2)	181,655	241,442
Net exposures denominated in foreign currencies	$453,260	$158,809

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(45,326)	$(15,881)
Book value per share	$(0.11)	$(0.04)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$45,326	$15,881
Book value per share	$0.11	$0.04

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.
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
Effects of Inflation
We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect our reserve for losses and loss adjustment expenses and interest rates. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects of inflation on us are considered in our catastrophe loss models. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

OTHER FINANCIAL INFORMATION

The consolidated financial statements as of June 30, 2019 and for the three month and six month periods ended June 30, 2019 and 2018 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ARCH CAPITAL	73	2019 SECOND QUARTER FORM 10-Q

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

Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	74	2019 SECOND QUARTER FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2019, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2019 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2019 - 4/30/2019	17,802	$32.62	—	$160,867
5/1/2019 - 5/31/2019	333,431	33.71	—	$160,867
6/1/2019 - 6/30/2019	23,317	35.42	—	$160,867
Total	374,550	$33.76	—

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

(2)
Remaining amount available at June 30, 2019 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2019.

ARCH CAPITAL	75	2019 SECOND QUARTER FORM 10-Q

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2019 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.
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
Certain of our non-U.S. subsidiaries underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2019, there has been no material amount of premium allocated or apportioned to activities relating to Iran, and we are unable to attribute gross revenues or net profits from any such policies because they insure multiple voyages and fleets containing multiple ships. Such non-U.S. subsidiaries will continue to provide such coverage only to the extent permitted by applicable law.

ARCH CAPITAL	76	2019 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	77	2019 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: August 7, 2019	Marc Grandisson
President and Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 7, 2019	François Morin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ARCH CAPITAL	78	2019 SECOND QUARTER FORM 10-Q