Form 10-Q
period 2019-09-30
ARCH CAPITAL GROUP LTD.
filed 2019-11-08
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of November 1, 2019, there were 405,308,162 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2019 THIRD QUARTER FORM 10-Q

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting, which for a relatively new insurance and reinsurance company, like our company, are even more difficult to make than those made in a mature company since relatively limited historical information has been reported to us through September 30, 2019;

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

•	the effect of climate change on our business;

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

ARCH CAPITAL	2	2019 THIRD QUARTER FORM 10-Q

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

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

ARCH CAPITAL	3	2019 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2019 THIRD QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2019, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
November 8, 2019

ARCH CAPITAL	5	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $16,146,333 and $14,829,902)	$16,470,523	$14,699,010
Short-term investments available for sale, at fair value (amortized cost: $752,207 and $956,238)	751,989	955,880
Collateral received under securities lending, at fair value (amortized cost: $430,255 and $274,125)	430,263	274,133
Equity securities, at fair value	550,485	338,899
Investments accounted for using the fair value option	3,838,243	3,983,571
Investments accounted for using the equity method	1,575,832	1,493,791
Total investments	23,617,335	21,745,284

Cash	880,099	646,556
Accrued investment income	116,196	114,641
Securities pledged under securities lending, at fair value (amortized cost: $419,297 and $266,786)	420,415	268,395
Premiums receivable	1,618,186	1,299,150
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	3,168,195	2,919,372
Contractholder receivables	2,094,683	2,079,111
Ceded unearned premiums	1,168,258	975,469
Deferred acquisition costs	622,028	569,574
Receivable for securities sold	50,615	36,246
Goodwill and intangible assets	624,500	634,920
Other assets	1,192,093	929,611
Total assets	$35,572,603	$32,218,329

Liabilities
Reserve for losses and loss adjustment expenses	$12,389,384	$11,853,297
Unearned premiums	4,243,372	3,753,636
Reinsurance balances payable	601,891	393,107
Contractholder payables	2,094,683	2,079,111
Collateral held for insured obligations	205,449	236,630
Senior notes	1,871,386	1,733,528
Revolving credit agreement borrowings	490,720	455,682
Securities lending payable	430,255	274,125
Payable for securities purchased	176,130	90,034
Other liabilities	1,007,524	911,500
Total liabilities	23,510,794	21,780,650

Commitments and Contingencies
Redeemable noncontrolling interests	48,789	206,292

Shareholders' Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 574,173,205 and 570,737,283)	638	634
Additional paid-in capital	1,864,468	1,793,781
Retained earnings	10,705,025	9,426,299
Accumulated other comprehensive income (loss), net of deferred income tax	211,714	(178,720)
Common shares held in treasury, at cost (shares: 168,942,674 and 168,282,449)	(2,403,749)	(2,382,167)
Total shareholders' equity available to Arch	11,158,096	9,439,827
Non-redeemable noncontrolling interests	854,924	791,560
Total shareholders' equity	12,013,020	10,231,387
Total liabilities, noncontrolling interests and shareholders' equity	$35,572,603	$32,218,329

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Net premiums written	$1,613,457	$1,333,553	$4,583,614	$4,044,993
Change in unearned premiums	(175,434)	(42,675)	(312,998)	(182,453)
Net premiums earned	1,438,023	1,290,878	4,270,616	3,862,540
Net investment income	161,488	144,024	473,475	406,416
Net realized gains (losses)	62,518	(51,705)	324,889	(239,314)

Other-than-temporary impairment losses	(1,163)	(492)	(2,521)	(1,124)
Less investment impairments recognized in other comprehensive income, before taxes	—	—	—	—
Net impairment losses recognized in earnings	(1,163)	(492)	(2,521)	(1,124)

Other underwriting income	3,326	5,823	18,104	15,046
Equity in net income of investment funds accounted for using the equity method	17,130	15,982	96,533	52,523
Other income	1,338	(726)	3,550	2,461
Total revenues	1,682,660	1,403,784	5,184,646	4,098,548

Expenses
Losses and loss adjustment expenses	802,455	699,420	2,288,530	2,062,433
Acquisition expenses	211,120	201,602	619,057	595,816
Other operating expenses	196,512	161,098	596,589	512,294
Corporate expenses	17,061	14,335	53,274	52,159
Amortization of intangible assets	20,003	26,315	60,214	79,523
Interest expense	31,328	29,730	89,673	90,710
Net foreign exchange (gains) losses	(33,124)	(10,838)	(31,697)	(44,823)
Total expenses	1,245,355	1,121,662	3,675,640	3,348,112

Income before income taxes	437,305	282,122	1,509,006	750,436
Income tax expense	(38,116)	(33,356)	(128,474)	(78,939)
Net income	$399,189	$248,766	$1,380,532	$671,497
Net (income) loss attributable to noncontrolling interests	(6,736)	(21,358)	(70,597)	(50,020)
Net income available to Arch	392,453	227,408	1,309,935	621,477
Preferred dividends	(10,403)	(10,402)	(31,209)	(31,242)
Loss on redemption of preferred shares	—	—	—	(2,710)
Net income available to Arch common shareholders	$382,050	$217,006	$1,278,726	$587,525

Net income per common share and common share equivalent
Basic	$0.95	$0.54	$3.19	$1.45
Diluted	$0.92	$0.53	$3.11	$1.42

Weighted average common shares and common share equivalents outstanding
Basic	402,564,121	402,939,092	401,419,153	405,076,228
Diluted	413,180,201	411,721,214	410,807,402	413,993,192

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Comprehensive Income
Net income	$399,189	$248,766	$1,380,532	$671,497
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	59,290	(53,308)	507,650	(305,256)
Reclassification of net realized (gains) losses, net of income taxes, included in net income (loss)	(38,743)	23,203	(104,309)	122,307
Foreign currency translation adjustments	(16,424)	2,063	(6,641)	(9,250)
Comprehensive income	403,312	220,724	1,777,232	479,298
Net (income) loss attributable to noncontrolling interests	(6,736)	(21,358)	(70,597)	(50,020)
Other comprehensive (income) loss attributable to noncontrolling interests	764	1,158	(6,266)	2,908
Comprehensive income available to Arch	$397,340	$200,524	$1,700,369	$432,186

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Non-cumulative preferred shares
Balance at beginning of period	$780,000	$780,000	$780,000	$872,555
Preferred shares redeemed	—	—	—	(92,555)
Balance at end of period	780,000	780,000	780,000	780,000

Convertible non-voting common equivalent preferred shares
Balance at beginning of period	—	—	—	489,627
Preferred shares converted to common shares	—	—	—	(489,627)
Balance at end of period	—	—	—	—

Common shares
Balance at beginning of period	638	633	634	611
Common shares issued, net	—	—	4	22
Balance at end of period	638	633	638	633

Additional paid-in capital
Balance at beginning of period	1,847,949	1,760,606	1,793,781	1,230,617
Preferred shares converted to common shares	—	—	—	489,608
Other changes	16,519	14,893	70,687	55,274
Balance at end of period	1,864,468	1,775,499	1,864,468	1,775,499

Retained earnings
Balance at beginning of period	10,322,975	9,083,202	9,426,299	8,562,889
Cumulative effect of an accounting change	—	—	—	149,794
Balance at beginning of period, as adjusted	10,322,975	9,083,202	9,426,299	8,712,683
Net income	399,189	248,766	1,380,532	671,497
Net (income) loss attributable to noncontrolling interests	(6,736)	(21,358)	(70,597)	(50,020)
Preferred share dividends	(10,403)	(10,402)	(31,209)	(31,242)
Loss on redemption of preferred shares	—	—	—	(2,710)
Balance at end of period	10,705,025	9,300,208	10,705,025	9,300,208

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	206,827	(194,157)	(178,720)	118,044
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	261,627	(143,353)	(114,178)	157,400
Cumulative effect of an accounting change	—	—	—	(149,794)
Balance at beginning of period, as adjusted	261,627	(143,353)	(114,178)	7,606
Unrealized holding gains (losses) during period, net of reclassification adjustment	20,547	(30,105)	403,341	(182,949)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	1,019	1,238	(5,970)	3,123
Balance at end of period	283,193	(172,220)	283,193	(172,220)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(54,800)	(50,804)	(64,542)	(39,356)
Foreign currency translation adjustments	(16,424)	2,063	(6,641)	(9,250)
Foreign currency translation adjustments attributable to noncontrolling interests	(255)	(80)	(296)	(215)
Balance at end of period	(71,479)	(48,821)	(71,479)	(48,821)
Balance at end of period	211,714	(221,041)	211,714	(221,041)

Common shares held in treasury, at cost
Balance at beginning of period	(2,401,037)	(2,266,529)	(2,382,167)	(2,077,741)
Shares repurchased for treasury	(2,712)	(13,622)	(21,582)	(202,410)
Balance at end of period	(2,403,749)	(2,280,151)	(2,403,749)	(2,280,151)

Total shareholders’ equity available to Arch	11,158,096	9,355,148	11,158,096	9,355,148
Non-redeemable noncontrolling interests	854,924	876,754	854,924	876,754
Total shareholders’ equity	$12,013,020	$10,231,902	$12,013,020	$10,231,902

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income	$1,380,532	$671,497
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(329,053)	224,757
Net impairment losses recognized in earnings	2,521	1,124
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	(38,912)	6,357
Amortization of intangible assets	60,214	79,523
Share-based compensation	54,432	45,806
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	377,074	68,245
Unearned premiums, net of ceded unearned premiums	312,998	182,453
Premiums receivable	(328,765)	(203,247)
Deferred acquisition costs	(38,606)	(36,074)
Reinsurance balances payable	214,902	83,696
Other items, net	(124,198)	(3,150)
Net cash provided by (used for) operating activities	1,543,139	1,120,987
Investing Activities
Purchases of fixed maturity investments	(24,010,623)	(24,837,917)
Purchases of equity securities	(524,051)	(819,342)
Purchases of other investments	(1,014,925)	(1,543,332)
Proceeds from sales of fixed maturity investments	22,707,854	23,310,203
Proceeds from sales of equity securities	371,130	866,919
Proceeds from sales, redemptions and maturities of other investments	827,517	1,178,035
Proceeds from redemptions and maturities of fixed maturity investments	394,719	724,021
Net settlements of derivative instruments	92,423	765
Net sales of short-term investments	129,078	554,315
Change in cash collateral related to securities lending	6,990	137,073
Purchases of fixed assets	(27,635)	(19,050)
Other	(202,953)	58,227
Net cash provided by (used for) investing activities	(1,250,476)	(390,083)
Financing Activities
Redemption of preferred shares	—	(92,555)
Purchases of common shares under share repurchase program	(2,871)	(184,529)
Proceeds from common shares issued, net	518	(12,029)
Proceeds from borrowings	200,083	167,259
Repayments of borrowings	(27,538)	(427,000)
Change in cash collateral related to securities lending	(6,990)	(137,073)
Change in third party investment in redeemable noncontrolling interests	(161,874)	—
Dividends paid to redeemable noncontrolling interests	(11,408)	(13,491)
Other	(5,207)	(6,084)
Preferred dividends paid	(31,209)	(31,242)
Net cash provided by (used for) financing activities	(46,496)	(736,744)

Effects of exchange rate changes on foreign currency cash and restricted cash	(8,335)	(11,625)

Increase (decrease) in cash and restricted cash	237,832	(17,465)
Cash and restricted cash, beginning of year	724,643	727,284
Cash and restricted cash, end of period	$962,475	$709,819

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Recent Accounting Pronouncements

General
Arch Capital Group Ltd. (“Arch Capital”) is a Bermuda public limited liability company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly-owned subsidiaries. As used herein, the “Company” means Arch Capital and its subsidiaries. The Company’s consolidated financial statements include the results of Watford Holdings Ltd. and its wholly owned subsidiaries (“Watford”). Watford is a multi-line Bermuda reinsurance company. Watford’s own management and board of directors are responsible for its results and profitability. See note 11.
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

ARCH CAPITAL	11	2019 THIRD QUARTER FORM 10-Q

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

2.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 386.3 million common shares for an aggregate purchase price of $3.97 billion. For the nine months ended September 30, 2019, Arch Capital repurchased 0.1 million shares under the share repurchase program with an aggregate purchase price of $2.9 million. Arch Capital repurchased 6.9 million shares under the share repurchase program with an aggregate purchase price of $184.5 million during the nine months ended September 30, 2018. At September 30, 2019, $160.9 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. (see note 16).
Conversion of Convertible Non-Voting Common Equivalent Preferred Shares
In March 2018, Arch Capital completed an underwritten public secondary offering of 17.0 million common shares (split adjusted) by American International Group, Inc. (“AIG”) following transfer of 0.6 million Series D convertible non-voting common equivalent preferred shares (“Series D Preferred Shares”). Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At September 30, 2019, no Series D Preferred Shares were outstanding.
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

ARCH CAPITAL	12	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$399,189	$248,766	$1,380,532	$671,497
Amounts attributable to noncontrolling interests	(6,736)	(21,358)	(70,597)	(50,020)
Net income available to Arch	392,453	227,408	1,309,935	621,477
Preferred dividends	(10,403)	(10,402)	(31,209)	(31,242)
Loss on redemption of preferred shares	—	—	—	(2,710)
Net income available to Arch common shareholders	$382,050	$217,006	$1,278,726	$587,525

Denominator:
Weighted average common shares outstanding	402,564,121	402,939,092	401,419,153	400,649,105
Series D preferred shares (1)	—	—	—	4,427,123
Weighted average common shares and common share equivalents outstanding — basic	402,564,121	402,939,092	401,419,153	405,076,228
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,895,972	1,619,286	1,637,015	1,568,044
Stock options (2)	8,720,108	7,162,836	7,751,234	7,348,920
Weighted average common shares and common share equivalents outstanding — diluted	413,180,201	411,721,214	410,807,402	413,993,192

Earnings per common share:
Basic	$0.95	$0.54	$3.19	$1.45
Diluted	$0.92	$0.53	$3.11	$1.42

(1)	Such shares are convertible non-voting common equivalent preferred shares issued in connection with the UGC acquisition. See note 2.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2019 third quarter and 2018 third quarter, the number of stock options excluded were 37,394 and 4,396,352, respectively. For the nine months ended September 30, 2019 and 2018 period, the number of stock options excluded were 2,198,115 and 5,481,584, respectively.

ARCH CAPITAL	13	2019 THIRD QUARTER FORM 10-Q

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
The ‘other’ segment includes the results of Watford (see note 11). For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	14	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,005,874	$662,572	$375,092	$2,043,292	$249,960	$2,181,121
Premiums ceded	(302,034)	(226,096)	(57,703)	(585,587)	(94,208)	(567,664)
Net premiums written	703,840	436,476	317,389	1,457,705	155,752	1,613,457
Change in unearned premiums	(98,504)	(72,621)	25,611	(145,514)	(29,920)	(175,434)
Net premiums earned	605,336	363,855	343,000	1,312,191	125,832	1,438,023
Other underwriting income (loss)	—	(1,208)	3,955	2,747	579	3,326
Losses and loss adjustment expenses	(422,782)	(270,379)	(13,080)	(706,241)	(96,214)	(802,455)
Acquisition expenses	(91,259)	(62,393)	(34,396)	(188,048)	(23,072)	(211,120)
Other operating expenses	(115,408)	(32,533)	(37,003)	(184,944)	(11,568)	(196,512)
Underwriting income (loss)	$(24,113)	$(2,658)	$262,476	235,705	(4,443)	231,262

Net investment income				126,874	34,614	161,488
Net realized gains (losses)				81,177	(18,659)	62,518
Net impairment losses recognized in earnings				(1,163)	—	(1,163)
Equity in net income (loss) of investment funds accounted for using the equity method				17,130	—	17,130
Other income (loss)				1,338	—	1,338
Corporate expenses (2)				(15,066)	—	(15,066)
Transaction costs and other (2)				(1,995)	—	(1,995)
Amortization of intangible assets				(20,003)	—	(20,003)
Interest expense				(23,237)	(8,091)	(31,328)
Net foreign exchange gains (losses)				29,794	3,330	33,124
Income before income taxes				430,554	6,751	437,305
Income tax expense				(38,116)	—	(38,116)
Net income				392,438	6,751	399,189
Dividends attributable to redeemable noncontrolling interests				—	(6,600)	(6,600)
Amounts attributable to nonredeemable noncontrolling interests				—	(136)	(136)
Net income available to Arch				392,438	15	392,453
Preferred dividends				(10,403)	—	(10,403)
Net income available to Arch common shareholders				$382,035	$15	$382,050

Underwriting Ratios
Loss ratio	69.8%	74.3%	3.8%	53.8%	76.5%	55.8%
Acquisition expense ratio	15.1%	17.1%	10.0%	14.3%	18.3%	14.7%
Other operating expense ratio	19.1%	8.9%	10.8%	14.1%	9.2%	13.7%
Combined ratio	104.0%	100.3%	24.6%	82.2%	104.0%	84.2%

Goodwill and intangible assets	$158,990	$—	$457,860	$616,850	$7,650	$624,500

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	15	2019 THIRD QUARTER FORM 10-Q

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

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,867,753	$1,890,974	$1,095,607	$5,853,574	$598,627	$6,196,809
Premiums ceded	(914,751)	(627,120)	(149,358)	(1,690,469)	(178,118)	(1,613,195)
Net premiums written	1,953,002	1,263,854	946,249	4,163,105	420,509	4,583,614
Change in unearned premiums	(201,719)	(186,450)	72,436	(315,733)	2,735	(312,998)
Net premiums earned	1,751,283	1,077,404	1,018,685	3,847,372	423,244	4,270,616
Other underwriting income (loss)	—	4,393	11,867	16,260	1,844	18,104
Losses and loss adjustment expenses	(1,168,677)	(751,147)	(50,226)	(1,970,050)	(318,480)	(2,288,530)
Acquisition expenses	(265,177)	(173,504)	(98,722)	(537,403)	(81,654)	(619,057)
Other operating expenses	(338,327)	(102,197)	(116,697)	(557,221)	(39,368)	(596,589)
Underwriting income (loss)	$(20,898)	$54,949	$764,907	798,958	(14,414)	784,544

Net investment income				371,161	102,314	473,475
Net realized gains (losses)				318,722	6,167	324,889
Net impairment losses recognized in earnings				(2,521)	—	(2,521)
Equity in net income (loss) of investment funds accounted for using the equity method				96,533	—	96,533
Other income (loss)				3,550	—	3,550
Corporate expenses (2)				(47,911)	—	(47,911)
Transaction costs and other (2)				(5,363)	—	(5,363)
Amortization of intangible assets				(60,214)	—	(60,214)
Interest expense				(70,094)	(19,579)	(89,673)
Net foreign exchange gains (losses)				28,779	2,918	31,697
Income before income taxes				1,431,600	77,406	1,509,006
Income tax expense				(128,454)	(20)	(128,474)
Net income				1,303,146	77,386	1,380,532
Dividends attributable to redeemable noncontrolling interests				—	(15,778)	(15,778)
Amounts attributable to nonredeemable noncontrolling interests				—	(54,819)	(54,819)
Net income available to Arch				1,303,146	6,789	1,309,935
Preferred dividends				(31,209)	—	(31,209)
Net income available to Arch common shareholders				$1,271,937	$6,789	$1,278,726

Underwriting Ratios
Loss ratio	66.7%	69.7%	4.9%	51.2%	75.2%	53.6%
Acquisition expense ratio	15.1%	16.1%	9.7%	14.0%	19.3%	14.5%
Other operating expense ratio	19.3%	9.5%	11.5%	14.5%	9.3%	14.0%
Combined ratio	101.1%	95.3%	26.1%	79.7%	103.8%	82.1%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2019 THIRD QUARTER FORM 10-Q

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

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	18	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reserve for losses and loss adjustment expenses at beginning of period	$12,230,316	$11,424,337	$11,853,297	$11,383,792
Unpaid losses and loss adjustment expenses recoverable	3,024,797	2,651,749	2,814,291	2,464,910
Net reserve for losses and loss adjustment expenses at beginning of period	9,205,519	8,772,588	9,039,006	8,918,882

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	855,352	779,043	2,419,044	2,257,670
Prior years	(52,897)	(79,623)	(130,514)	(195,237)
Total net incurred losses and loss adjustment expenses	802,455	699,420	2,288,530	2,062,433

Retroactive reinsurance transactions (1)	—	—	(225,500)	(420,404)

Net foreign exchange (gains) losses	(73,200)	(33,783)	(74,981)	(110,061)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(175,611)	(149,999)	(301,099)	(245,021)
Prior years	(399,948)	(396,695)	(1,366,741)	(1,314,298)
Total net paid losses and loss adjustment expenses	(575,559)	(546,694)	(1,667,840)	(1,559,319)

Net reserve for losses and loss adjustment expenses at end of period	9,359,215	8,891,531	9,359,215	8,891,531
Unpaid losses and loss adjustment expenses recoverable	3,030,169	2,662,790	3,030,169	2,662,790
Reserve for losses and loss adjustment expenses at end of period	$12,389,384	$11,554,321	$12,389,384	$11,554,321

(1)
During the 2019 first quarter and 2018 second quarter, a subsidiary of the Company entered into two separate retroactive reinsurance transactions with third party reinsurers to reinsure run-off liabilities associated with certain U.S. insurance exposures.

Development on Prior Year Loss Reserves

2019 Third Quarter

During the 2019 third quarter, the Company recorded net favorable development on prior year loss reserves of $52.9 million, which consisted of $4.4 million of favorable development from the insurance segment, $15.3 million from the reinsurance segment, $33.0 million from the mortgage segment and $0.2 million from the ‘other’ segment.
The insurance segment’s net favorable development of $4.4 million, or 0.7 loss ratio points, for the 2019 third quarter consisted of $24.8 million of net favorable development in short-tailed lines and $20.4 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from lenders products and property (including special risk other than marine) reserves across all accident years (i.e., the year in which a loss occurred). Net adverse development in medium-tailed and long-tailed lines included $6.3 million of adverse development in executive assurance reserves, primarily from the 2016 to 2018 accident years, $4.9 million of adverse development on casualty reserves, primarily related to contract binding business across most accident years, $4.2 million of adverse development on program business, primarily from the 2018 accident year, and $3.8 million in healthcare reserves, primarily from the 2016 to 2018 accident years.
The reinsurance segment’s net favorable development of $15.3 million, or 4.2 loss ratio points, for the 2019 third quarter consisted of $35.2 million of net favorable development from short-tailed and medium-tailed lines and net adverse development of $19.9 million from long-tailed lines. Net favorable development in short-tailed and medium lines reflected $26.5 million of favorable development from property catastrophe and property other than property catastrophe reserves, primarily related to 2017 and 2018 catastrophic events, and favorable development on marine and aviation and other reserves across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Adverse development in long-tailed lines reflected an increase in reserves from casualty from various underwriting years.
The mortgage segment’s net favorable development was $33.0 million, or 9.6 loss ratio points, for the 2019 third quarter. The 2019 third quarter development was primarily driven by

ARCH CAPITAL	19	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

continued favorable claim rates on first lien business and subrogation recoveries on second lien business.
2018 Third Quarter
During the 2018 third quarter, the Company recorded net favorable development on prior year loss reserves of $79.6 million, which consisted of $5.9 million from the insurance segment, $34.3 million from the reinsurance segment, $38.6 million from the mortgage segment and $0.7 million from the ‘other’ segment.
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
The mortgage segment’s net favorable development was $38.6 million, or 12.8 loss ratio points, for the 2018 third quarter. The 2018 third quarter development was primarily driven by lower than expected claim rates on first lien business and subrogation recoveries on second lien business.
Nine Months Ended September 30, 2019
During the nine months ended September 30, 2019, the Company recorded net favorable development on prior year loss reserves of $130.5 million, which consisted of $11.4 million from the insurance segment, $26.3 million from the reinsurance segment, $92.5 million from the mortgage segment and $0.3 million from the ‘other’ segment.
The insurance segment’s net favorable development of $11.4 million, or 0.7 loss ratio points, for the 2019 period consisted of $42.6 million of net favorable development in short-tailed lines, partially offset by $31.2 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from lenders products and property (including special risk other than marine) reserves across all accident years, partially offset by net adverse development in travel business, primarily from the 2018 accident year. Net adverse development in medium-tailed and long-tailed lines reflected $27.4 million of adverse development in program business, primarily from the 2018 accident year, and $12.8 million of adverse development on casualty business, primarily from contract binding business across most accident years. Such amounts were partially offset by $9.0 million of net favorable development in other medium-tailed and long-tailed lines, including professional liability, marine and surety business, across most accident years.
The reinsurance segment’s net favorable development of $26.3 million, or 2.4 loss ratio points, for the 2019 period consisted of $37.1 million of net favorable development from short-tailed and medium-tailed lines, offset by $10.8 million of net adverse development from long-tailed lines. Net favorable development in short-tailed lines reflected $22.6 million from other specialty lines and $9.5 million from property catastrophe reserves. Favorable development in medium-tailed lines reflected reductions in marine and aviation reserves of $10.4 million across most underwriting years.
The mortgage segment’s net favorable development was $92.5 million, or 9.1 loss ratio points, for the 2019 period. The 2019 development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business.
Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, the Company recorded net favorable development on prior year loss reserves of $195.2 million, which consisted of $14.1 million from the insurance segment, $103.9 million from the reinsurance segment, $74.9 million from the mortgage segment and $2.3 million from the ‘other’ segment.
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

ARCH CAPITAL	20	2019 THIRD QUARTER FORM 10-Q

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
The mortgage segment’s net favorable development was $74.9 million, or 8.6 loss ratio points, for the 2018 period. The 2018 development was primarily driven by lower than expected claim rates on first lien business and subrogation recoveries on second lien business.

ARCH CAPITAL	21	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Investment Information

At September 30, 2019, total investable assets of $24.30 billion included $21.57 billion held by the Company and $2.73 billion attributable to Watford.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
September 30, 2019
Fixed maturities (1):
Corporate bonds	$6,269,993	$198,742	$(18,420)	$6,089,671	$—
Mortgage backed securities	544,033	11,185	(918)	533,766	(6)
Municipal bonds	653,346	27,095	(379)	626,630	—
Commercial mortgage backed securities	754,306	27,523	(158)	726,941	—
U.S. government and government agencies	5,127,290	67,957	(6,671)	5,066,004	—
Non-U.S. government securities	1,873,856	48,212	(52,767)	1,878,411	—
Asset backed securities	1,657,494	29,838	(5,931)	1,633,587	—
Total	16,880,318	410,552	(85,244)	16,555,010	(6)
Short-term investments	751,989	227	(445)	752,207	—
Total	$17,632,307	$410,779	$(85,689)	$17,307,217	$(6)

December 31, 2018
Fixed maturities (1):
Corporate bonds	$5,537,548	$14,476	$(105,428)	$5,628,500	$(69)
Mortgage backed securities	541,193	3,991	(3,216)	540,418	(6)
Municipal bonds	1,013,395	5,380	(11,891)	1,019,906	—
Commercial mortgage backed securities	729,442	2,650	(10,751)	737,543	—
U.S. government and government agencies	3,758,698	27,189	(8,474)	3,739,983	—
Non-U.S. government securities	1,771,338	14,477	(50,948)	1,807,809	—
Asset backed securities	1,600,896	8,060	(14,798)	1,607,634	—
Total	14,952,510	76,223	(205,506)	15,081,793	(75)
Short-term investments	955,880	36	(394)	956,238	—
Total	$15,908,390	$76,259	$(205,900)	$16,038,031	$(75)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2019 the net unrealized loss related to securities for which a non-credit OTTI was recognized in AOCI was $0.01 million, compared to net unrealized loss of $0.04 million at December 31, 2018.

ARCH CAPITAL	22	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2019
Fixed maturities (1):
Corporate bonds	$538,471	$(11,128)	$113,987	$(7,292)	$652,458	$(18,420)
Mortgage backed securities	97,288	(905)	200	(13)	97,488	(918)
Municipal bonds	43,627	(379)	—	—	43,627	(379)
Commercial mortgage backed securities	47,219	(151)	1,872	(7)	49,091	(158)
U.S. government and government agencies	1,592,232	(6,531)	47,416	(140)	1,639,648	(6,671)
Non-U.S. government securities	1,214,128	(51,742)	47,576	(1,025)	1,261,704	(52,767)
Asset backed securities	375,936	(4,600)	48,743	(1,331)	424,679	(5,931)
Total	3,908,901	(75,436)	259,794	(9,808)	4,168,695	(85,244)
Short-term investments	43,007	(445)	—	—	43,007	(445)
Total	$3,951,908	$(75,881)	$259,794	$(9,808)	$4,211,702	$(85,689)

December 31, 2018
Fixed maturities (1):
Corporate bonds	$2,983,195	$(68,910)	$1,234,865	$(36,518)	$4,218,060	$(105,428)
Mortgage backed securities	84,296	(695)	109,009	(2,521)	193,305	(3,216)
Municipal bonds	233,081	(2,074)	408,155	(9,817)	641,236	(11,891)
Commercial mortgage backed securities	223,341	(2,831)	193,956	(7,920)	417,297	(10,751)
U.S. government and government agencies	635,049	(1,354)	391,102	(7,120)	1,026,151	(8,474)
Non-U.S. government securities	1,028,340	(35,524)	389,671	(15,424)	1,418,011	(50,948)
Asset backed securities	533,592	(8,832)	368,095	(5,966)	901,687	(14,798)
Total	5,720,894	(120,220)	3,094,853	(85,286)	8,815,747	(205,506)
Short-term investments	122,878	(394)	—	—	122,878	(394)
Total	$5,843,772	$(120,614)	$3,094,853	$(85,286)	$8,938,625	$(205,900)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At September 30, 2019, on a lot level basis, approximately 1,980 security lots out of a total of approximately 9,260 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $3.0 million. At December 31, 2018, on a lot level basis, approximately 5,870 security lots out of a total of approximately 8,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.6 million.

ARCH CAPITAL	23	2019 THIRD QUARTER FORM 10-Q

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

	September 30, 2019		December 31, 2018
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$545,056	$538,903	$276,682	$279,135
Due after one year through five years	10,096,867	9,971,896	8,666,297	8,738,944
Due after five years through 10 years	3,075,318	2,952,478	2,919,232	2,951,582
Due after 10 years	207,244	197,439	218,768	226,537
	13,924,485	13,660,716	12,080,979	12,196,198
Mortgage backed securities	544,033	533,766	541,193	540,418
Commercial mortgage backed securities	754,306	726,941	729,442	737,543
Asset backed securities	1,657,494	1,633,587	1,600,896	1,607,634
Total (1)	$16,880,318	$16,555,010	$14,952,510	$15,081,793

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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short term investments. At September 30, 2019, the fair value of the cash collateral received on securities lending was $12.0 million and the fair value of security collateral received was $418.2 million. At December 31, 2018, the fair value of the cash collateral received on securities lending was $19.0 million, and the fair value of security collateral received was $255.1 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
September 30, 2019
U.S. government and government agencies	$257,979	$—	$156,541	$—	$414,520
Corporate bonds	4,820	—	—	—	4,820
Equity securities	10,915	—	—	—	10,915
Total	$273,714	$—	$156,541	$—	$430,255
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 8					$—
Amounts related to securities lending not included in offsetting disclosure in note 8					$430,255

December 31, 2018
U.S. government and government agencies	$219,276	$—	$32,583	$—	$251,859
Corporate bonds	7,129	—	—	—	7,129
Equity securities	15,137	—	—	—	15,137
Total	$241,542	$—	$32,583	$—	$274,125
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 8					$—
Amounts related to securities lending not included in offsetting disclosure in note 8					$274,125

ARCH CAPITAL	24	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Equity Securities, at Fair Value
At September 30, 2019, the Company held $550.5 million of equity securities, at fair value, compared to $338.9 million at December 31, 2018. Such holdings include publicly traded common stocks in the natural resources, energy, consumer staples and other sectors and exchange-traded funds.
Other Investments
The following table summarizes the Company’s other investments which are included in investments accounted for using the fair value option, by strategy:

	September 30, 2019	December 31, 2018
Term loan investments (par value: $1,434,328 and $1,369,216)	$1,330,886	$1,282,287
Lending	624,699	524,112
Credit related funds	165,444	202,123
Energy	113,791	117,509
Investment grade fixed income	83,649	101,902
Infrastructure	49,602	45,371
Private equity	54,609	24,383
Real estate	17,440	14,252
Total	$2,440,120	$2,311,939

Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2019	December 31, 2018
Credit related funds	$428,353	$429,402
Equities	284,465	375,273
Real estate	265,502	232,647
Lending	200,112	125,041
Private equity	141,343	114,019
Infrastructure	149,005	113,748
Energy	107,052	103,661
Total	$1,575,832	$1,493,791

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
Fair Value Option
The following table summarizes the Company’s assets which are accounted for using the fair value option:

	September 30, 2019	December 31, 2018
Fixed maturities	$908,802	$1,245,562
Other investments	2,440,120	2,311,939
Short-term investments	390,980	322,177
Equity securities	98,341	103,893
Investments accounted for using the fair value option	$3,838,243	$3,983,571

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2019	December 31, 2018
Investments accounted for using the equity method (1)	1,575,832	1,493,791
Investments accounted for using the fair value option (2)	189,186	162,398
Total	$1,765,018	$1,656,189

(1)	Aggregate unfunded commitments were $1.44 billion at September 30, 2019, compared to $1.22 billion at December 31, 2018.

(2)	Aggregate unfunded commitments were $51.1 million at September 30, 2019, compared to $117.5 million at December 31, 2018.

ARCH CAPITAL	25	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2019	2018
Three Months Ended
Fixed maturities	$126,889	$120,516
Term loans	24,236	21,903
Equity securities	3,992	3,165
Short-term investments	3,834	4,547
Other (1)	22,704	17,195
Gross investment income	181,655	167,326
Investment expenses	(20,167)	(23,302)
Net investment income	$161,488	$144,024

Nine Months Ended
Fixed maturities	$381,706	$343,513
Term loans	73,582	62,430
Equity securities	11,348	10,510
Short-term investments	11,872	13,799
Other (1)	62,423	52,210
Gross investment income	540,931	482,462
Investment expenses	(67,456)	(76,046)
Net investment income	$473,475	$406,416

(1)	Includes income distributions from investment funds and other items.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding net impairment losses recognized in earnings:

	September 30,
	2019	2018
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$73,685	$10,990
Gross losses on investment sales	(30,561)	(34,879)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(3,895)	(6,604)
Other investments	(21,778)	(7,950)
Equity securities	(1,231)	2,752
Short-term investments	(1,941)	(471)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	5,217	(2,012)
Net unrealized gains (losses) on equity securities still held at reporting date	(1,206)	10,798
Derivative instruments (1)	42,893	(17,556)
Other (2)	1,335	(6,773)
Net realized gains (losses)	$62,518	$(51,705)

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$192,140	$44,732
Gross losses on investment sales	(77,498)	(175,141)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	38,682	(47,082)
Other investments	(37,363)	(14,578)
Equity securities	9,449	10,650
Short-term investments	(2,613)	(758)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	9,503	(13,298)
Net unrealized gains (losses) on equity securities still held at reporting date	58,562	(4,063)
Derivative instruments (1)	142,730	(23,665)
Other (2)	(8,703)	(16,111)
Net realized gains (losses)	$324,889	$(239,314)

(1)	See note 8 for information on the Company’s derivative instruments.

(2)	Includes the re-measurement of contingent consideration liability amounts.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded $17.1 million of equity in net income related to investment funds accounted for using the equity method in the 2019 third quarter, compared to $16.0 million for the 2018 third quarter, and $96.5 million for the nine months ended September 30, 2019, compared to $52.5 million for the 2018 period. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss

ARCH CAPITAL	26	2019 THIRD QUARTER FORM 10-Q

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
The following table details the net impairment losses recognized in earnings by asset class:

	September 30,
	2019	2018
Three Months Ended
Fixed maturities:
Mortgage backed securities	$(284)	$(73)
Corporate bonds	(666)	(270)
Non-U.S. government securities	—	(149)
Asset backed securities	(213)	—
Net impairment losses recognized in earnings	$(1,163)	$(492)

Nine Months Ended
Fixed maturities:
Mortgage backed securities	$(839)	$(196)
Corporate bonds	(1,256)	(631)
Non-U.S. government securities	—	(149)
Asset backed securities	(426)	(148)
Net impairment losses recognized in earnings	$(2,521)	$(1,124)

Net impairment losses recognized in earnings in the 2019 periods were primarily related to foreign currency fluctuations and other impairments on corporate bonds and other securities.
The Company believes that the minimal amount of OTTI included in accumulated other comprehensive income at September 30, 2019 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At September 30, 2019, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	September 30,
	2019	2018
Three Months Ended
Balance at start of period	$346	$698
Credit loss impairments recognized on securities not previously impaired	—	—
Credit loss impairments recognized on securities previously impaired	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	—	(47)
Balance at end of period	$346	$651

Nine Months Ended
Balance at start of year	$637	$767
Credit loss impairments recognized on securities not previously impaired	—	—
Credit loss impairments recognized on securities previously impaired	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	(291)	(116)
Balance at end of period	$346	$651

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

	September 30, 2019	December 31, 2018
Assets used for collateral or guarantees:
Affiliated transactions	$4,629,369	$4,623,483
Third party agreements	2,605,587	2,181,682
Deposits with U.S. regulatory authorities	788,295	689,114
Deposits with non-U.S. regulatory authorities	71,800	59,624
Total restricted assets	$8,095,051	$7,553,903

ARCH CAPITAL	27	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, Watford maintains a secured credit facility to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of September 30, 2019 and December 31, 2018, Watford held $1.06 billion and $1.30 billion, respectively, in pledged assets to collateralize the credit facility mentioned above.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Cash	$880,099	$646,556
Restricted cash (included in ‘other assets’)	$82,376	$78,087
Cash and restricted cash	$962,475	$724,643

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2019.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $22.21 billion of financial assets and liabilities measured at fair value at September 30, 2019,

ARCH CAPITAL	28	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $187.9 million, or 0.9%, were priced using non-binding broker-dealer quotes. Of the $20.41 billion of financial assets and liabilities measured at fair value at December 31, 2018, approximately $217.9 million, or 1.1%, were priced using non-binding broker-dealer quotes.
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
•Corporate bonds — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. As the significant inputs used in the pricing process for corporate bonds are observable market inputs, the fair value of these securities are classified within Level 2. A small number of securities are included in Level 3 due to a low level of transparency on the inputs used in the pricing process. During the nine months ended September 30, 2019, the Company transferred $25.8 million of corporate bonds from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.

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

ARCH CAPITAL	29	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Adjusted Spread) which use spreads to determine the appropriate average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for asset-backed securities are observable market inputs, the fair value of these securities are classified within Level 2. During the nine months ended September 30, 2019, the Company transferred $5.5 million of asset-backed securities from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
Equity securities
The Company determined that exchange-traded equity securities would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other equity securities are included in Level 2 of the valuation hierarchy. A small number of securities are included in Level 3 due to the lack of an available independent price source for such securities. As the significant inputs used to price these securities are unobservable, the fair value of such securities are classified as Level 3. During nine months ended September 30 2019, the Company transferred $107.4 million of equity securities from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
Other investments
The Company determined that exchange-traded investments in mutual funds would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other investments also include term loan investments for which fair values are estimated by using quoted prices of term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. The fair values for certain of the Company’s other investments are determined using net asset values as advised by external fund managers. The net asset value is based on the fund manager’s valuation of the underlying holdings in accordance with the fund’s governing documents. In accordance with applicable accounting guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. A small number of securities are included in Level 3 due to the lack of an available independent price source for such securities. During the nine months ended September 30, 2019, the Company transferred $31.6 million of other investments from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
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

ARCH CAPITAL	30	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2019:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,269,993	$—	$6,261,248	$8,745
Mortgage backed securities	544,033	—	543,761	272
Municipal bonds	653,346	—	653,346	—
Commercial mortgage backed securities	754,306	—	754,306	—
U.S. government and government agencies	5,127,290	5,005,512	121,778	—
Non-U.S. government securities	1,873,856	—	1,873,856	—
Asset backed securities	1,657,494	—	1,652,045	5,449
Total	16,880,318	5,005,512	11,860,340	14,466

Short-term investments	751,989	720,518	31,471	—

Equity securities, at fair value	561,105	514,380	11,402	35,323

Derivative instruments (4)	51,647	—	51,647	—

Fair value option:
Corporate bonds	619,779	—	597,000	22,779
Non-U.S. government bonds	61,755	—	61,755	—
Mortgage backed securities	15,512	—	15,512	—
Municipal bonds	1,140	—	1,140	—
Asset backed securities	208,620	—	208,620	—
U.S. government and government agencies	1,996	1,886	110	—
Short-term investments	390,980	376,033	14,947	—
Equity securities	98,340	41,333	735	56,272
Other investments	1,411,420	41,316	1,284,661	85,443
Other investments measured at net asset value (2)	1,028,700
Total	3,838,242	460,568	2,184,480	164,494

Total assets measured at fair value	$22,083,301	$6,700,978	$14,139,340	$214,283

Liabilities measured at fair value:
Contingent consideration liabilities	$(7,344)	$—	$—	$(7,344)
Securities sold but not yet purchased (3)	(65,736)	—	(65,736)	—
Derivative instruments (4)	(53,740)	—	(53,740)	—
Total liabilities measured at fair value	$(126,820)	$—	$(119,476)	$(7,344)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See note 8.

ARCH CAPITAL	31	2019 THIRD QUARTER FORM 10-Q

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See note 8.

ARCH CAPITAL	32	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Three Months Ended September 30, 2019
Balance at beginning of period	$290	$7,642	$26,103	$95,273	$56,145	$51,212	$(7,825)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	(1,227)	(411)	127	(26)	(79)
Included in other comprehensive income	—	(301)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	3,713	—	12,119	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(2,097)	(80)	—	(27,982)	—
Settlements	(18)	(456)	—	—	—	—	560
Transfers in and/or out of Level 3	5,449	1,860	—	(13,052)	—	—	—
Balance at end of period	$5,721	$8,745	$22,779	$85,443	$56,272	$35,323	$(7,344)

Three Months Ended September 30, 2018
Balance at beginning of period	$376	$8,773	$11,335	$58,214	$—	$—	$(63,930)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	(1)	(503)	(1,459)	—	—	(1,711)
Included in other comprehensive income	2	(32)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	6,250	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(74)	—	—	—
Settlements	(33)	(456)	(1,226)	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$345	$8,284	$9,606	$62,931	$—	$—	$(65,641)

Nine Months Ended September 30, 2019
Balance at beginning of year	$313	$8,141	$5,758	$62,705	$—	$—	$(66,665)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	1,757	—	(1,566)	(11,727)	127	(26)	(1,410)
Included in other comprehensive income	5	(317)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	429	—	3,713	—	12,119	—
Issuances	—	—	—	—	—	—	(548)
Sales	(1,757)	—	(5,332)	(228)	—	(27,982)	—
Settlements	(46)	(1,368)	—	(600)	—	—	61,279
Transfers in and/or out of Level 3	5,449	1,860	23,919	31,580	56,145	51,212	—
Balance at end of period	$5,721	$8,745	$22,779	$85,443	$56,272	$35,323	$(7,344)

Nine Months Ended September 30, 2018
Balance at beginning of year	$5,927	$9,460	$12,217	$59,167	$—	$—	$(60,996)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	4	(1)	(1,115)	(1,838)	—	—	(4,645)
Included in other comprehensive income	(6)	(200)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	393	—	6,250	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(5,003)	—	—	(148)	—	—	—
Settlements	(577)	(1,368)	(1,496)	(500)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$345	$8,284	$9,606	$62,931	$—	$—	$(65,641)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	33	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2019, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2019, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.87 billion and had a fair value of $2.35 billion. At December 31, 2018, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.88 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
September 30, 2019
Futures contracts (2)	$15,148	$(20,515)	$3,987,260
Foreign currency forward contracts (2)	5,316	(8,616)	965,348
TBAs (3)	54,961	—	53,229
Other (2)	31,183	(24,609)	3,983,466
Total	$106,608	$(53,740)

December 31, 2018
Futures contracts (2)	$51,800	$(2,115)	$3,153,518
Foreign currency forward contracts (2)	8,147	(7,796)	1,008,907
TBAs (3)	8,292	—	8,132
Other (2)	13,946	(10,753)	2,213,981
Total	$82,185	$(20,664)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2019 or December 31, 2018.
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
At September 30, 2019, asset derivatives and liability derivatives of $105.5 million and $52.7 million, respectively, were subject to a master netting agreement, compared to $80.4 million and $18.9 million, respectively, at December 31, 2018. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	34	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2019	2018

Three Months Ended
Net realized gains (losses):
Futures contracts	$46,194	$(15,399)
Foreign currency forward contracts	2,044	(5,458)
TBAs	269	(3)
Other	(5,614)	3,304
Total	$42,893	$(17,556)

Nine Months Ended
Net realized gains (losses):
Futures contracts	$140,503	$(10,609)
Foreign currency forward contracts	(17,030)	(13,074)
TBAs	507	(100)
Other	18,750	118
Total	$142,730	$(23,665)

9.    Commitments and Contingencies

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.90 billion at September 30, 2019, compared to $1.77 billion at December 31, 2018.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $68.6 million for the nine months ended September 30, 2019, consistent with $67.6 million for the 2018 period.
Letter of Credit and Revolving Credit Facilities
In September 2019, Watford entered into an unsecured letter of credit agreement. Watford has access to a $100 million letter of credit facility expiring on September 20, 2020. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.

10.    Leases

In the ordinary course of business, the Company renews and enters into new leases for office property and equipment. At the lease inception date, the Company determines whether a contract contains a lease and its classification as a finance or operating lease. Primarily all of the Company’s leases are classified as operating leases. The Company’s operating leases have remaining lease terms of up to 11 years, some of which include options to extend the lease term. The Company considers these options when determining the lease term and measuring its lease liability and right-of-use asset. In addition, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Additional information regarding the Company’s operating leases is as follows:

September 30,
2019

Three Months Ended
Operating lease costs	$7,751
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$8,031
Right-of-use assets obtained in exchange for new lease liabilities	$2,897
Right-of-use assets (1)	$131,424
Operating lease liability (1)	$147,326
Weighted average discount rate	3.9%
Weighted average remaining lease term	6.3 years

Nine Months Ended
Operating lease costs	$22,611
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$22,616
Right-of-use assets obtained in exchange for new lease liabilities	$7,009
Right-of-use assets (1)	$131,424
Operating lease liability (1)	$147,326
Weighted average discount rate	3.9%
Weighted average remaining lease term	6.3 years

(1)	The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

ARCH CAPITAL	35	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the contractual maturities of the Company's operating lease liabilities at September 30, 2019:

Years Ending December 31,
2019 (remainder)	$1,693
2020	31,541
2021	30,392
2022	27,096
2023	22,290
2024 and thereafter	55,080
Total undiscounted lease liability	$168,092
Less: present value adjustment	(20,767)
Operating lease liability	$147,325

At December 31, 2018, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases was as follows:

2019	$31,088
2020	30,491
2021	29,351
2022	26,068
2023	21,408
2024 and thereafter	54,745
Total	$193,151

11.	Variable Interest Entities and Noncontrolling Interests

Watford
In March 2014, the Company invested $100.0 million and acquired 2,500,000 common shares, approximately 11% of Watford’s outstanding common equity, and a warrant to purchase up to 975,503 additional common shares. The warrants expire on March 31, 2020. The exercise price of the warrants is determined on the date of exercise based on certain targeted returns for existing common shareholders. Watford’s common shares are listed on the Nasdaq Select Global Market under the ticker symbol “WTRE”.
On July 2, 2019, Watford completed an offering of $175.0 million in aggregate principal amount of its 6.5% senior notes, due July 2, 2029 (“Watford Senior Notes”). Interest on the Watford Senior Notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The $172.4 million net proceeds from the offering were used to redeem a portion of Watford’s outstanding preference shares (“Watford Preference Shares”). The Company purchased $35.0 million in aggregate principal amount of the Watford Senior Notes.
Watford is considered a VIE and the Company concluded that it is the primary beneficiary of Watford. As such, the results of Watford are included in the Company’s consolidated financial statements.

The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford are reported:

	September 30,	December 31,
	2019	2018
Assets
Investments accounted for using the fair value option	$2,048,295	$2,312,003
Fixed maturities available for sale, at fair value	678,094	393,351
Equity securities, at fair value	43,488	32,206
Cash	80,390	63,529
Accrued investment income	18,277	19,461
Premiums receivable	302,265	227,301
Reinsurance recoverable on unpaid and paid losses and LAE	144,437	86,445
Ceded unearned premiums	129,909	61,587
Deferred acquisition costs	67,241	80,858
Receivable for securities sold	25,283	24,507
Goodwill and intangible assets	7,650	7,650
Other assets	66,165	63,959
Total assets of consolidated VIE	$3,611,494	$3,372,857

Liabilities
Reserve for losses and loss adjustment expenses	$1,164,945	$1,032,760
Unearned premiums	454,148	390,114
Reinsurance balances payable	79,264	21,034
Revolving credit agreement borrowings	490,720	455,682
Senior notes	172,350	—
Payable for securities purchased	40,586	60,142
Other liabilities (1)	196,431	302,524
Total liabilities of consolidated VIE	$2,598,444	$2,262,256

Redeemable noncontrolling interests	$52,281	$220,992

(1)	Includes certain borrowings related to investing activities.
For the nine months ended September 30, 2019, Watford generated $177.2 million of cash provided by operating activities, $181.2 million of cash used for investing activities and $22.2 million of cash provided by financing activities, compared to $174.3 million of cash provided by operating activities, $208.3 million of cash used for investing activities and $24.2 million of cash used for financing activities for the nine months ended September 30, 2018.

ARCH CAPITAL	36	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 89% at September 30, 2019. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	September 30,
	2019	2018
Three Months Ended
Balance, beginning of period	$855,347	$861,153
Additional paid in capital attributable to noncontrolling interests	205	—
Amounts attributable to noncontrolling interests	136	16,759
Other comprehensive income (loss) attributable to noncontrolling interests	(764)	(1,158)
Balance, end of period	$854,924	$876,754

Nine Months Ended
Balance, beginning of year	$791,560	$843,411
Additional paid in capital attributable to noncontrolling interests	2,279	—
Amounts attributable to noncontrolling interests	54,819	36,251
Other comprehensive income (loss) attributable to noncontrolling interests	6,266	(2,908)
Balance, end of period	$854,924	$876,754

Redeemable noncontrolling interests
The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests relate to the Watford Preference Shares issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘net (income) loss attributable to noncontrolling interests’ in the Company’s consolidated statements of income.
On August 1, 2019, Watford redeemed 6,919,998 of its 9,065,200 issued and outstanding Watford Preference Shares. The Watford Preference Shares were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019. In addition, the Company received $11.5 million pursuant to the redemption of Watford Preference Shares.

The following table sets forth activity in the redeemable non-controlling interests:

	September 30,
	2019	2018
Three Months Ended
Balance, beginning of period	$206,475	$206,105
Redemption of noncontrolling interests	(157,709)	—
Accretion of preference share issuance costs	23	94
Balance, end of period	$48,789	$206,199

Nine Months Ended
Balance, beginning of year	$206,292	$205,922
Redemption of noncontrolling interests	(157,709)	—
Accretion of preference share issuance costs	206	277
Balance, end of period	$48,789	$206,199

The portion of Watford’s income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	September 30,
	2019	2018
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(136)	$(16,759)
Dividends attributable to redeemable noncontrolling interests	(6,600)	(4,599)
Net (income) loss attributable to noncontrolling interests	$(6,736)	$(21,358)

Nine Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(54,819)	$(36,251)
Dividends attributable to redeemable noncontrolling interests	(15,778)	(13,769)
Net (income) loss attributable to noncontrolling interests	$(70,597)	$(50,020)

ARCH CAPITAL	37	2019 THIRD QUARTER FORM 10-Q

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

		Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total
Sep 30, 2019
Bellemeade 2015-1 Ltd. (Jul-15)	$6,046	$—	$2	$2
Bellemeade 2017-1 Ltd. (Oct-17)	249,737	(345)	3,526	3,181
Bellemeade 2018-1 Ltd. (Apr-18)	362,603	(1,351)	7,035	5,684
Bellemeade 2018-2 Ltd. (Aug-18)	507,534	(829)	3,395	2,566
Bellemeade 2018-3 Ltd. (Oct-18)	488,430	(916)	4,600	3,684
Bellemeade 2019-1 Ltd. (Mar-19)	293,595	(210)	4,533	4,323
Bellemeade 2019-2 Ltd. (Apr-19)	621,022	(367)	15,161	14,794
Bellemeade 2019-3 Ltd. (July-19)	700,920	(468)	11,888	11,420
Total	$3,229,887	$(4,486)	$50,140	$45,654
Dec 31, 2018
Bellemeade 2015-1 Ltd. (Jul-15)	$43,246	$112	$498	$610
Bellemeade 2017-1 Ltd. (Oct-17)	304,373	165	1,312	1,477
Bellemeade 2018-1 Ltd. (Apr-18)	374,460	132	3,539	3,671
Bellemeade 2018-2 Ltd. (Aug-18)	653,278	874	4,005	4,879
Bellemeade 2018-3 Ltd. (Oct-18)	506,110	469	1,836	2,305
Total	$1,881,467	$1,752	$11,190	$12,942

See note 16.

ARCH CAPITAL	38	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2019	2018	2019	2018

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$43,124	$(23,888)	$114,642	$(130,409)
	Other-than-temporary impairment losses	(1,163)	(492)	(2,521)	(1,124)
	Total before tax	41,961	(24,380)	112,121	(131,533)
	Income tax (expense) benefit	(3,218)	1,177	(7,812)	9,226
	Net of tax	$38,743	$(23,203)	$104,309	$(122,307)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$70,449	$11,159	$59,290
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	41,961	3,218	38,743
Foreign currency translation adjustments	(16,507)	(83)	(16,424)
Other comprehensive income (loss)	$11,981	$7,858	$4,123

Three Months Ended September 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(57,812)	$(4,504)	$(53,308)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(24,380)	(1,177)	(23,203)
Foreign currency translation adjustments	2,167	104	2,063
Other comprehensive income (loss)	$(31,265)	$(3,223)	$(28,042)

Nine Months Ended September 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$573,513	$65,863	$507,650
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	112,121	7,812	104,309
Foreign currency translation adjustments	(6,454)	187	(6,641)
Other comprehensive income (loss)	$454,938	$58,238	$396,700

Nine Months Ended September 30, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(335,789)	$(30,533)	$(305,256)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	—	—
Less reclassification of net realized gains (losses) included in net income	(131,533)	(9,226)	(122,307)
Foreign currency translation adjustments	(9,102)	148	(9,250)
Other comprehensive income (loss)	$(213,358)	$(21,159)	$(192,199)

ARCH CAPITAL	39	2019 THIRD QUARTER FORM 10-Q

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

	September 30, 2019
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$41	$918,720	$22,737,556	$(38,982)	$23,617,335
Cash	12,696	72,727	794,676	—	880,099
Investments in subsidiaries	11,454,186	4,189,656	—	(15,643,842)	—
Due from subsidiaries and affiliates	106	2	1,899,559	(1,899,667)	—
Premiums receivable	—	—	2,446,539	(828,353)	1,618,186
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,490,131	(5,321,936)	3,168,195
Contractholder receivables	—	—	2,094,683	—	2,094,683
Ceded unearned premiums	—	—	2,149,492	(981,234)	1,168,258
Deferred acquisition costs	—	—	674,559	(52,531)	622,028
Goodwill and intangible assets	—	—	624,500	—	624,500
Other assets	21,336	25,586	1,875,817	(143,420)	1,779,319
Total assets	$11,488,365	$5,206,691	$43,787,512	$(24,909,965)	$35,572,603

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,486,844	$(5,097,460)	$12,389,384
Unearned premiums	—	—	5,224,606	(981,234)	4,243,372
Reinsurance balances payable	—	—	1,430,244	(828,353)	601,891
Contractholder payables	—	—	2,094,683	—	2,094,683
Collateral held for insured obligations	—	—	205,449		205,449
Senior notes	297,228	494,803	1,114,355	(35,000)	1,871,386
Revolving credit agreement borrowings	—	—	490,720	—	490,720
Due to subsidiaries and affiliates	8	542,103	1,357,556	(1,899,667)	—
Other liabilities	33,033	55,585	1,946,208	(420,917)	1,613,909
Total liabilities	330,269	1,092,491	31,350,665	(9,262,631)	23,510,794

Redeemable noncontrolling interests	—	—	52,281	(3,492)	48,789

Shareholders’ Equity
Total shareholders’ equity available to Arch	11,158,096	4,114,200	11,529,642	(15,643,842)	11,158,096
Non-redeemable noncontrolling interests	—	—	854,924	—	854,924
Total shareholders’ equity	11,158,096	4,114,200	12,384,566	(15,643,842)	12,013,020

Total liabilities, noncontrolling interests and shareholders’ equity	$11,488,365	$5,206,691	$43,787,512	$(24,909,965)	$35,572,603

ARCH CAPITAL	40	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$104	$452,674	$21,307,206	$(14,700)	$21,745,284
Cash	6,125	5,940	634,491	—	646,556
Investments in subsidiaries	9,735,256	3,999,243	—	(13,734,499)	—
Due from subsidiaries and affiliates	9	2	1,802,686	(1,802,697)	—
Premiums receivable	—	—	1,834,389	(535,239)	1,299,150
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,618,660	(5,699,288)	2,919,372
Contractholder receivables	—	—	2,079,111	—	2,079,111
Ceded unearned premiums	—	—	1,730,262	(754,793)	975,469
Deferred acquisition costs	—	—	618,535	(48,961)	569,574
Goodwill and intangible assets	—	—	634,920	—	634,920
Other assets	12,588	80,949	1,466,438	(211,082)	1,348,893
Total assets	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,345,142	$(5,491,845)	$11,853,297
Unearned premiums	—	—	4,508,429	(754,793)	3,753,636
Reinsurance balances payable	—	—	928,346	(535,239)	393,107
Contractholder payables	—	—	2,079,111	—	2,079,111
Collateral held for insured obligations	—	—	236,630	—	236,630
Senior notes	297,150	494,723	941,655	—	1,733,528
Revolving credit agreement borrowings	—	—	455,682	—	455,682
Due to subsidiaries and affiliates	—	536,805	1,265,892	(1,802,697)	—
Other liabilities	17,105	26,270	1,699,768	(467,484)	1,275,659
Total liabilities	314,255	1,057,798	29,460,655	(9,052,058)	21,780,650

Redeemable noncontrolling interests	—	—	220,992	(14,700)	206,292

Shareholders’ Equity
Total shareholders’ equity available to Arch	9,439,827	3,481,010	10,253,491	(13,734,501)	9,439,827
Non-redeemable noncontrolling interests	—	—	791,560	—	791,560
Total shareholders’ equity	9,439,827	3,481,010	11,045,051	(13,734,501)	10,231,387

Total liabilities, noncontrolling interests and shareholders’ equity	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

ARCH CAPITAL	41	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2019
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,438,023	$—	$1,438,023
Net investment income	81	2,899	181,621	(23,113)	161,488
Net realized gains (losses)	—	1,880	66,683	(6,045)	62,518
Net impairment losses recognized in earnings	—	—	(1,163)	—	(1,163)
Other underwriting income	—	—	3,326	—	3,326
Equity in net income (loss) of investment funds accounted for using the equity method	—	600	16,530	—	17,130
Other income (loss)	(153)	—	1,491	—	1,338
Total revenues	(72)	5,379	1,706,511	(29,158)	1,682,660

Expenses
Losses and loss adjustment expenses	—	—	802,455	—	802,455
Acquisition expenses	—	—	211,120	—	211,120
Other operating expenses	—	—	196,512	—	196,512
Corporate expenses	15,066	1,631	364	—	17,061
Amortization of intangible assets	—	—	20,003	—	20,003
Interest expense	5,539	12,019	36,712	(22,942)	31,328
Net foreign exchange (gains) losses	1	—	(25,405)	(7,720)	(33,124)
Total expenses	20,606	13,650	1,241,761	(30,662)	1,245,355

Income (loss) before income taxes	(20,678)	(8,271)	464,750	1,504	437,305
Income tax (expense) benefit	—	1,647	(39,763)	—	(38,116)
Income (loss) before equity in net income of subsidiaries	(20,678)	(6,624)	424,987	1,504	399,189
Equity in net income of subsidiaries	413,131	124,814	—	(537,945)	—
Net income	392,453	118,190	424,987	(536,441)	399,189
Net (income) loss attributable to noncontrolling interests	—	—	(6,906)	170	(6,736)
Net income available to Arch	392,453	118,190	418,081	(536,271)	392,453
Preferred dividends	(10,403)	—	—	—	(10,403)
Net income available to Arch common shareholders	$382,050	$118,190	$418,081	$(536,271)	$382,050

Comprehensive income available to Arch	$397,340	$138,832	$427,238	$(566,070)	$397,340

ARCH CAPITAL	42	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$1,290,878	$—	$1,290,878
Net investment income	2	1,202	165,289	(22,469)	144,024
Net realized gains (losses)	—	(64)	(51,641)	—	(51,705)
Net impairment losses recognized in earnings	—	—	(492)	—	(492)
Other underwriting income	—	—	5,823	—	5,823
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	15,982	—	15,982
Other income (loss)	(195)	—	(531)	—	(726)
Total revenues	(193)	1,138	1,425,308	(22,469)	1,403,784

Expenses
Losses and loss adjustment expenses	—	—	699,420	—	699,420
Acquisition expenses	—	—	201,602	—	201,602
Other operating expenses	—	—	161,098	—	161,098
Corporate expenses	15,170	446	(1,281)	—	14,335
Amortization of intangible assets	—	—	26,315	—	26,315
Interest expense	5,536	12,075	34,276	(22,157)	29,730
Net foreign exchange (gains) losses	—	—	(10,426)	(412)	(10,838)
Total expenses	20,706	12,521	1,111,004	(22,569)	1,121,662

Income (loss) before income taxes	(20,899)	(11,383)	314,304	100	282,122
Income tax (expense) benefit	—	2,276	(35,632)	—	(33,356)
Income (loss) before equity in net income of subsidiaries	(20,899)	(9,107)	278,672	100	248,766
Equity in net income of subsidiaries	248,307	92,906	—	(341,213)	—
Net income (loss)	227,408	83,799	278,672	(341,113)	248,766
Net (income) loss attributable to noncontrolling interests	—	—	(21,669)	311	(21,358)
Net income (loss) available to Arch	227,408	83,799	257,003	(340,802)	227,408
Preferred dividends	(10,402)	—	—	—	(10,402)
Net income (loss) available to Arch common shareholders	$217,006	$83,799	$257,003	$(340,802)	$217,006

Comprehensive income available to Arch	$200,524	$77,389	$230,565	$(307,954)	$200,524

ARCH CAPITAL	43	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2019
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$4,270,616	$—	$4,270,616
Net investment income	165	9,425	532,031	(68,146)	473,475
Net realized gains (losses)	—	16,223	320,356	(11,690)	324,889
Net impairment losses recognized in earnings	—	—	(2,521)	—	(2,521)
Other underwriting income	—	—	18,104	—	18,104
Equity in net income (loss) of investment funds accounted for using the equity method	—	536	95,997	—	96,533
Other income (loss)	(634)	—	4,184	—	3,550
Total revenues	(469)	26,184	5,238,767	(79,836)	5,184,646

Expenses
Losses and loss adjustment expenses	—	—	2,288,530	—	2,288,530
Acquisition expenses	—	—	619,057	—	619,057
Other operating expenses	—	—	596,589	—	596,589
Corporate expenses	46,666	5,912	696	—	53,274
Amortization of intangible assets	—	—	60,214	—	60,214
Interest expense	16,615	35,966	104,430	(67,338)	89,673
Net foreign exchange (gains) losses	3	—	(26,715)	(4,985)	(31,697)
Total expenses	63,284	41,878	3,642,801	(72,323)	3,675,640

Income (loss) before income taxes	(63,753)	(15,694)	1,595,966	(7,513)	1,509,006
Income tax (expense) benefit	—	3,491	(131,965)	—	(128,474)
Income (loss) before equity in net income of subsidiaries	(63,753)	(12,203)	1,464,001	(7,513)	1,380,532
Equity in net income of subsidiaries	1,373,688	410,115	—	(1,783,803)	—
Net income	1,309,935	397,912	1,464,001	(1,791,316)	1,380,532
Net (income) loss attributable to noncontrolling interests	—	—	(71,405)	808	(70,597)
Net income available to Arch	1,309,935	397,912	1,392,596	(1,790,508)	1,309,935
Preferred dividends	(31,209)	—	—	—	(31,209)
Net income available to Arch common shareholders	$1,278,726	$397,912	$1,392,596	$(1,790,508)	$1,278,726

Comprehensive income available to Arch	$1,700,369	$608,108	$1,779,463	$(2,387,571)	$1,700,369

ARCH CAPITAL	44	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$3,862,540	$—	$3,862,540
Net investment income	37	2,020	471,588	(67,229)	406,416
Net realized gains (losses)	29	(71)	(239,272)	—	(239,314)
Net impairment losses recognized in earnings	—	—	(1,124)	—	(1,124)
Other underwriting income	—	—	15,046	—	15,046
Equity in net income (loss) of investment funds accounted for using the equity method	—	—	52,523	—	52,523
Other income (loss)	2,066	—	395	—	2,461
Total revenues	2,132	1,949	4,161,696	(67,229)	4,098,548

Expenses
Losses and loss adjustment expenses	—	—	2,062,433	—	2,062,433
Acquisition expenses	—	—	595,816	—	595,816
Other operating expenses	—	—	512,294	—	512,294
Corporate expenses	47,981	1,205	2,973	—	52,159
Amortization of intangible assets	—	—	79,523	—	79,523
Interest expense	16,609	36,014	104,359	(66,272)	90,710
Net foreign exchange (gains) losses	29	—	(37,347)	(7,505)	(44,823)
Total expenses	64,619	37,219	3,320,051	(73,777)	3,348,112

Income (loss) before income taxes	(62,487)	(35,270)	841,645	6,548	750,436
Income tax (expense) benefit	—	7,704	(86,643)	—	(78,939)
Income (loss) before equity in net income of subsidiaries	(62,487)	(27,566)	755,002	6,548	671,497
Equity in net income of subsidiaries	683,964	266,053	—	(950,017)	—
Net income	621,477	238,487	755,002	(943,469)	671,497
Net (income) loss attributable to noncontrolling interests	—	—	(50,976)	956	(50,020)
Net income available to Arch	621,477	238,487	704,026	(942,513)	621,477
Preferred dividends	(31,242)	—	—	—	(31,242)
Loss on redemption of preferred shares	(2,710)	—	—	—	(2,710)
Net income available to Arch common shareholders	$587,525	$238,487	$704,026	$(942,513)	$587,525

Comprehensive income available to Arch	$432,186	$153,992	$522,448	$(676,440)	$432,186

ARCH CAPITAL	45	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2019
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$42,221	$525,712	$1,554,406	$(579,200)	$1,543,139
Investing Activities
Purchases of fixed maturity investments	—	(868,773)	(23,313,996)	172,146	(24,010,623)
Purchases of equity securities	—	(74,502)	(520,292)	70,743	(524,051)
Purchases of other investments	—	(28,557)	(986,368)	—	(1,014,925)
Proceeds from the sales of fixed maturity investments	—	482,804	22,373,404	(148,354)	22,707,854
Proceeds from the sales of equity securities	—	7,441	434,432	(70,743)	371,130
Proceeds from the sales, redemptions and maturities of other investments	—	1,057	826,460	—	827,517
Proceeds from redemptions and maturities of fixed maturity investments	—	—	394,719	—	394,719
Net settlements of derivative instruments	—	—	92,423	—	92,423
Net (purchases) sales of short-term investments	63	31,605	97,410	—	129,078
Change in cash collateral related to securities lending	—	—	6,990	—	6,990
Contributions to subsidiaries	(2,121)	—	(70,125)	72,246	—
Issuance of intercompany loans	—	—	(53,828)	53,828	—
Purchases of fixed assets	(32)	—	(27,603)	—	(27,635)
Other	—	(10,000)	(192,953)	—	(202,953)
Net Cash Provided By (Used For) Investing Activities	(2,090)	(458,925)	(939,327)	149,866	(1,250,476)
Financing Activities
Purchases of common shares under share repurchase program	(2,871)	—	—	—	(2,871)
Proceeds from common shares issued, net	518	—	72,246	(72,246)	518
Proceeds from intercompany borrowings	—	—	53,828	(53,828)	—
Proceeds from borrowings	—	—	235,083	(35,000)	200,083
Repayments of intercompany borrowings	—	—	—	—	—
Repayments of borrowings	—	—	(27,538)	—	(27,538)
Change in cash collateral related to securities lending	—	—	(6,990)	—	(6,990)
Change in third party investment in redeemable noncontrolling interests	—	—	(173,082)	11,208	(161,874)
Dividends paid to redeemable noncontrolling interests	—	—	(12,217)	809	(11,408)
Dividends paid to parent (1)	—	—	(578,391)	578,391	—
Other	—	—	(5,207)	—	(5,207)
Preferred dividends paid	(31,209)	—	—	—	(31,209)
Net Cash Provided By (Used For) Financing Activities	(33,562)	—	(442,268)	429,334	(46,496)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	(8,335)	—	(8,335)
Increase (decrease) in cash and restricted cash	6,569	66,787	164,476	—	237,832
Cash and restricted cash, beginning of year	6,159	5,940	712,544	—	724,643
Cash and restricted cash, end of period	$12,728	$72,727	$877,020	$—	$962,475

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	46	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2018
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$222,097	$176,851	$1,622,248	$(900,209)	$1,120,987
Investing Activities
Purchases of fixed maturity investments	—	(214,449)	(25,229,184)	605,716	(24,837,917)
Purchases of equity securities	—	—	(819,342)	—	(819,342)
Purchases of other investments	—	—	(1,543,332)	—	(1,543,332)
Proceeds from the sales of fixed maturity investments	—	111,533	23,804,386	(605,716)	23,310,203
Proceeds from the sales of equity securities	—	—	866,919	—	866,919
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,178,035	—	1,178,035
Proceeds from redemptions and maturities of fixed maturity investments	—	—	724,021	—	724,021
Net settlements of derivative instruments	—	—	765	—	765
Net (purchases) sales of short-term investments	96,397	(49,031)	506,949	—	554,315
Change in cash collateral related to securities lending	—	—	137,073	—	137,073
Contributions to subsidiaries	—	(2,500)	(29,646)	32,146	—
Purchases of fixed assets	(71)	—	(18,979)	—	(19,050)
Other	(4)	—	58,231	—	58,227
Net Cash Provided By (Used For) Investing Activities	96,322	(154,447)	(364,104)	32,146	(390,083)
Financing Activities
Redemption of preferred shares	(92,555)	—	—	—	(92,555)
Purchases of common shares under share repurchase program	(184,529)	—	—	—	(184,529)
Proceeds from common shares issued, net	(12,029)	—	32,146	(32,146)	(12,029)
Proceeds from borrowings	—	—	167,259	—	167,259
Repayments of borrowings	—	—	(427,000)	—	(427,000)
Change in cash collateral related to securities lending	—	—	(137,073)	—	(137,073)
Dividends paid to redeemable noncontrolling interests	—	—	(14,447)	956	(13,491)
Dividends paid to parent (1)	—	—	(899,253)	899,253	—
Other	—	—	(6,084)	—	(6,084)
Preferred dividends paid	(31,242)	—	—	—	(31,242)
Net Cash Provided By (Used For) Financing Activities	(320,355)	—	(1,284,452)	868,063	(736,744)
Effects of exchange rates changes on foreign currency cash and restricted cash	—	—	(11,625)	—	(11,625)
Increase (decrease) in cash and restricted cash	(1,936)	22,404	(37,933)	—	(17,465)
Cash and restricted cash, beginning of year	10,048	30,380	686,856	—	727,284
Cash and restricted cash, end of period	$8,112	$52,784	$648,923	$—	$709,819

(1)     Dividends received by parent are included in net cash provided by (used for) operating activities.

ARCH CAPITAL	47	2019 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an expense of 8.5% for the nine months ended September 30, 2019, compared to an expense of 10.5% for the 2018 period. The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. For interim reporting purposes, the Company has calculated its annual effective tax rate for the full year of 2019 by treating excess tax benefits in the U.S. that arise from the accounting for stock based compensation as a discrete item. As such, this amount is not included when projecting the Company’s full year annual effective tax rate but rather is accounted for at the U.S. Federal statutory rate of 21% after applying the projected full year annual effective tax rate to actual nine months results before the discrete item. The impact of the discrete item resulted in a benefit of 0.4% for the nine months ended September 30, 2019.
The Company had a net deferred tax liability of $55.9 million at September 30, 2019, compared to a net deferred tax asset of $22.5 million at December 31, 2018. The change is primarily a result of the appreciation of the Company’s fixed maturities from December 31, 2018 to September 30, 2019. In addition, the Company paid $47.1 million and recovered $34.0 million of income taxes for the nine months ended September 30, 2019 and 2018, respectively.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2019, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
16.    Subsequent Events

Bellemeade Re 2019-4 Ltd.
In October 2019, the Company’s first-lien U.S. mortgage insurance subsidiaries entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2019-4 Ltd. (“Bellemeade 2019-4”), a special purpose reinsurance company domiciled in Bermuda. The Bellemeade 2019-4 agreement provides for up to $577.3 million of aggregate excess of loss reinsurance coverage at inception in excess of $162.4 million of aggregate losses for new delinquencies on a portfolio of in-force policies issued in the first half of 2019. The coverage amount decreases over a ten-year period as the underlying covered mortgages amortize.
Bellemeade 2019-4 financed the coverage through the issuance of mortgage insurance-linked notes in an aggregate amount of approximately $577.3 million to unrelated investors (the “Notes”). The maturity date of the Notes is October 25, 2029. The Notes will be redeemed prior to maturity upon the occurrence of a mandatory termination event or if the ceding insurers trigger a termination of the reinsurance agreement following the occurrence of an optional termination event. All of the proceeds paid to Bellemeade 2019-4 from the sale of the Notes were deposited into a reinsurance trust as security for Bellemeade 2019-4’s obligations. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.
Catastrophic Events
In the 2019 fourth quarter, Typhoon Hagibis, the ongoing wildfires in California and other catastrophic events may have an impact on the Company’s financial results. It is too early to reasonably estimate losses for these events given the significant uncertainties and the early stage of the damage assessment process, among other factors.
Share Repurchases
At September 30, 2019, approximately $160.9 million of share repurchases were available under Arch Capital’s share repurchase program. From October 1 through October 31, 2019, the Company did not repurchase any common shares. On November 8, 2019, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.0 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this authorization will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

ARCH CAPITAL	48	2019 THIRD QUARTER FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we” or “us”) is a Bermuda public limited liability company with approximately $12.89 billion in capital at September 30, 2019 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
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
Across all lines in our insurance business, renewal rates experienced a modest increase as net premiums grew in the 2019 third quarter. Reinsurance pricing tends to follow that of the primary insurance industry although catastrophe and large attritional losses, such as the Japanese typhoons this year, in the reinsurance market can disproportionately affect results and create opportunities. We believe that property facultative and marine businesses are examples of improving markets.

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
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs,” in 2018. Such programs have continued to generate business. In addition, we completed Bellemeade risk transfers in March, April, July and October 2019, increasing our protection for mortgage tail risk.
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
Book value per share was $25.61 at September 30, 2019, compared to $24.64 at June 30, 2019 and $21.15 at September 30, 2018. The 3.9% increase for the 2019 third quarter reflected strong underwriting results and the impact of a decrease in interest rates on our fixed income securities while the 21.1% increase over the trailing twelve months reflected strong underwriting results and investment returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a non-GAAP financial

ARCH CAPITAL	49	2019 THIRD QUARTER FORM 10-Q

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
Our Operating ROAE was 10.3% for the 2019 third quarter, compared to 11.4% for the 2018 third quarter, and 12.0% for the nine months ended September 30, 2019, compared to 11.4% for the 2018 period. The 2019 and 2018 returns reflected favorable mortgage insurance underwriting performance, strong investment returns and a low level of catastrophic activity.
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

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2019 Third Quarter	1.00%	0.70%
2018 Third Quarter	0.31%	0.36%

Nine Months Ended September 30, 2019	6.20%	5.79%
Nine Months Ended September 30, 2018	(0.19)%	(0.46)%
Total return for the 2019 periods reflected the impact of a decline in interest rates, which increased the total return on our investment grade fixed income portfolio, aided by favorable returns on equities.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At September 30, 2019, the benchmark return index had an average credit quality of “Aa3” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 2.97 years.
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

ARCH CAPITAL	50	2019 THIRD QUARTER FORM 10-Q

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

Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution

ARCH CAPITAL	51	2019 THIRD QUARTER FORM 10-Q

from the ‘other’ segment. The ‘other’ segment includes the results of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford”). Pursuant to generally accepted accounting principles, Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate the results of Watford in our consolidated financial statements, although we only own approximately 11% of Watford’s common equity. Watford’s own management and board of directors are responsible for its results and profitability. In addition, we do not guarantee or provide credit support for Watford. Since Watford is an independent company, the assets of Watford can be used only to settle obligations of Watford and Watford is solely responsible for its own liabilities and commitments. Our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions. We believe that presenting certain information excluding the ‘other’ segment enables investors and other users of our financial information to analyze our performance in a manner similar to how our management analyzes performance.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income or loss available to Arch common shareholders to after-tax operating income or loss available to Arch common shareholders. Each line item reflects the impact of our approximate 11% ownership of Watford’s common equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income available to Arch common shareholders	$382,050	$217,006	$1,278,726	$587,525
Net realized (gains) losses	(79,122)	47,528	(319,403)	220,718
Net impairment losses recognized in earnings	1,163	492	2,521	1,124
Equity in net (income) loss of investment funds accounted for using the equity method	(17,130)	(15,982)	(96,533)	(52,523)
Net foreign exchange (gains) losses	(30,160)	(7,539)	(29,100)	(39,021)
Transaction costs and other	1,995	1,091	5,363	8,829
Loss on redemption of preferred shares	—	—	—	2,710
Income tax expense (benefit) (1)	2,156	(316)	12,708	(9,343)
After-tax operating income available to Arch common shareholders	$260,952	$242,280	$854,282	$720,019

Beginning common shareholders’ equity	$9,977,352	$8,383,755	$8,659,827	$8,324,047
Ending common shareholders’ equity	10,378,096	8,575,148	10,378,096	8,575,148
Average common shareholders’ equity	$10,177,724	$8,479,452	$9,518,962	$8,449,598

Annualized return on average common equity %	15.0	10.2	17.9	9.3
Annualized operating return on average common equity %	10.3	11.4	12.0	11.4

(1)
Income tax expense (benefit) on net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	52	2019 THIRD QUARTER FORM 10-Q

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2019	2018	% Change
Gross premiums written	$1,005,874	$836,820	20.2
Premiums ceded	(302,034)	(259,968)
Net premiums written	703,840	576,852	22.0
Change in unearned premiums	(98,504)	(15,794)
Net premiums earned	605,336	561,058	7.9
Losses and loss adjustment expenses	(422,782)	(409,435)
Acquisition expenses	(91,259)	(88,255)
Other operating expenses	(115,408)	(90,081)
Underwriting income (loss)	$(24,113)	$(26,713)	n/m

Underwriting Ratios			% Point Change
Loss ratio	69.8%	73.0%	(3.2)
Acquisition expense ratio	15.1%	15.7%	(0.6)
Other operating expense ratio	19.1%	16.1%	3.0
Combined ratio	104.0%	104.8%	(0.8)

	Nine Months Ended September 30,
	2019	2018	% Change
Gross premiums written	$2,867,753	$2,429,570	18.0
Premiums ceded	(914,751)	(752,413)
Net premiums written	1,953,002	1,677,157	16.4
Change in unearned premiums	(201,719)	(30,913)
Net premiums earned	1,751,283	1,646,244	6.4
Losses and loss adjustment expenses	(1,168,677)	(1,120,630)
Acquisition expenses	(265,177)	(264,094)
Other operating expenses	(338,327)	(274,735)
Underwriting income (loss)	$(20,898)	$(13,215)	n/m

Underwriting Ratios			% Point Change
Loss ratio	66.7%	68.1%	(1.4)
Acquisition expense ratio	15.1%	16.0%	(0.9)
Other operating expense ratio	19.3%	16.7%	2.6
Combined ratio	101.1%	100.8%	0.3
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

ARCH CAPITAL	53	2019 THIRD QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$137,569	19.5	$113,100	19.6
Programs	120,039	17.1	103,928	18.0
Property, energy, marine and aviation	97,966	13.9	60,909	10.6
Construction and national accounts	98,522	14.0	71,888	12.5
Travel, accident and health	75,192	10.7	79,450	13.8
Excess and surplus casualty	62,843	8.9	44,829	7.8
Lenders products	31,005	4.4	25,995	4.5
Other	80,704	11.5	76,753	13.3
Total	$703,840	100.0	$576,852	100.0
2019 Third Quarter versus 2018 Third Quarter. Gross premiums written by the insurance segment in the 2019 third quarter were 20.2% higher than in the 2018 third quarter, while net premiums written were 22.0% higher. Approximately thirty percent of the growth in net premiums written resulted from our acquisition of renewal rights of a U.K. commercial lines book of business on January 1, 2019. The remainder was due to growth in existing accounts and rate increases across most lines of business.

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$388,482	19.9	$341,187	20.3
Programs	329,882	16.9	300,662	17.9
Property, energy, marine and aviation	272,271	13.9	175,157	10.4
Construction and national accounts	254,765	13.0	236,700	14.1
Travel, accident and health	239,833	12.3	223,196	13.3
Excess and surplus casualty	166,474	8.5	126,793	7.6
Lenders products	75,793	3.9	70,269	4.2
Other	225,502	11.5	203,193	12.1
Total	$1,953,002	100.0	$1,677,157	100.0
Nine Months Ended September 30, 2019 versus 2018 period. Gross premiums written by the insurance segment for the nine months ended September 30, 2019 were 18.0% higher than in the 2018 period, while net premiums written were 16.4% higher than in the 2018 period. Growth in net premiums written primarily resulted from our acquisition of renewal rights of a U.K. commercial lines book of business on January 1, 2019, with the remainder reflecting growth in existing accounts and rate increases across most lines of business.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$135,343	22.4	$115,271	20.5
Programs	104,432	17.3	96,509	17.2
Property, energy, marine and aviation	80,246	13.3	53,857	9.6
Construction and national accounts	81,472	13.5	80,381	14.3
Travel, accident and health	81,952	13.5	81,405	14.5
Excess and surplus casualty	53,991	8.9	43,401	7.7
Lenders products (1)	(5,724)	(0.9)	24,254	4.3
Other	73,624	12.2	65,980	11.8
Total	$605,336	100.0	$561,058	100.0

(1)	Reflects a change in earning patterns on certain business in the 2019 third quarter.

ARCH CAPITAL	54	2019 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$365,801	20.9	$343,515	20.9
Programs	304,605	17.4	288,853	17.5
Property, energy, marine and aviation	208,879	11.9	153,300	9.3
Construction and national accounts	234,198	13.4	239,377	14.5
Travel, accident and health	237,163	13.5	222,994	13.5
Excess and surplus casualty	144,218	8.2	129,994	7.9
Lenders products (1)	41,078	2.3	70,231	4.3
Other	215,341	12.3	197,980	12.0
Total	$1,751,283	100.0	$1,646,244	100.0

(1)	Reflects a change in earning patterns on certain business in the 2019 third quarter.
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2019 third quarter were 7.9% higher than in the 2018 third quarter. For the nine months ended September 30, 2019, net premiums earned were 6.4% higher than in the 2018 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Current year	70.5%	74.1%	67.4%	69.0%
Prior period reserve development	(0.7)%	(1.1)%	(0.7)%	(0.9)%
Loss ratio	69.8%	73.0%	66.7%	68.1%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio in the 2019 third quarter was 3.6 points lower than in the 2018 third quarter and reflected 4.3 points of current year catastrophic activity, primarily related to Hurricane Dorian, compared to 5.8 points in the 2018 third quarter primarily related to Hurricane Florence. The insurance segment’s current year loss ratio for the nine months ended September 30, 2019 was 1.6 points lower than in the 2018 period and reflected 1.6 points of current year catastrophic activity, compared to 2.5 points in the 2018 period. The balance of the change in the 2019 loss ratios resulted, in part, from changes in mix of business and the level of large attritional losses.

Prior Period Reserve Development.
The insurance segment’s net favorable development was $4.4 million, or 0.7 points, for the 2019 third quarter, compared to $5.9 million, or 1.1 points, for the 2018 third quarter, and $11.4 million, or 0.7 points, for the nine months ended September 30, 2019, compared to $14.1 million, or 0.9 points, for the 2018 period. The 2019 third quarter loss ratio reflected a lower level of large attritional losses than in the 2018 third quarter. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2019 Third Quarter versus 2018 Third Quarter. The insurance segment’s underwriting expense ratio was 34.2% in the 2019 third quarter, compared to 31.8% in the 2018 third quarter. Operating expenses increased in the 2019 third quarter due to our 2019 acquisitions, which increased the operating expense ratio. The resulting increase in the expense ratio was partially offset by the growth in net premiums earned.
Nine Months Ended September 30, 2019 versus 2018 period. The insurance segment’s underwriting expense ratio was 34.4% for the nine months ended September 30, 2019, compared to 32.7% for the 2018 period. Operating expenses increased for the nine months ended September 30, 2019 due to our 2019 acquisitions.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2019	2018	% Change
Gross premiums written	$662,572	$435,396	52.2
Premiums ceded	(226,096)	(123,705)
Net premiums written	436,476	311,691	40.0
Change in unearned premiums	(72,621)	(18,418)
Net premiums earned	363,855	293,273	24.1
Other underwriting income	(1,208)	1,387
Losses and loss adjustment expenses	(270,379)	(183,413)
Acquisition expenses	(62,393)	(50,367)
Other operating expenses	(32,533)	(29,936)
Underwriting income	$(2,658)	$30,944	(108.6)

Underwriting Ratios			% Point Change
Loss ratio	74.3%	62.5%	11.8
Acquisition expense ratio	17.1%	17.2%	(0.1)
Other operating expense ratio	8.9%	10.2%	(1.3)
Combined ratio	100.3%	89.9%	10.4

ARCH CAPITAL	55	2019 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2019	2018	% Change
Gross premiums written	$1,890,974	$1,503,206	25.8
Premiums ceded	(627,120)	(455,682)
Net premiums written	1,263,854	1,047,524	20.7
Change in unearned premiums	(186,450)	(134,761)
Net premiums earned	1,077,404	912,763	18.0
Other underwriting income	4,393	2,490
Losses and loss adjustment expenses	(751,147)	(555,044)
Acquisition expenses	(173,504)	(148,828)
Other operating expenses	(102,197)	(101,185)
Underwriting income (loss)	$54,949	$110,196	(50.1)

Underwriting Ratios			% Point Change
Loss ratio	69.7%	60.8%	8.9
Acquisition expense ratio	16.1%	16.3%	(0.2)
Other operating expense ratio	9.5%	11.1%	(1.6)
Combined ratio	95.3%	88.2%	7.1
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
•Property excluding property catastrophe: provides coverage for both personal lines and commercial property exposures and principally covers buildings, structures, equipment and contents. The primary perils in this business include fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. Business is assumed on both a proportional and excess of loss treaty basis and on a facultative basis. In addition, facultative business is written which focuses on commercial property risks on an excess of loss basis.
•Other: includes life reinsurance business on both a proportional and non-proportional basis, casualty clash business and, in limited instances, non-traditional business which is intended to provide insurers with risk management solutions that complement traditional reinsurance.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Casualty	$178,802	41.0	$98,788	31.7
Other specialty	94,072	21.6	105,535	33.9
Property excluding property catastrophe	118,671	27.2	83,222	26.7
Property catastrophe	23,597	5.4	9,053	2.9
Marine and aviation	10,181	2.3	6,011	1.9
Other	11,153	2.6	9,082	2.9
Total	$436,476	100.0	$311,691	100.0
2019 Third Quarter versus 2018 Third Quarter. Gross premiums written by the reinsurance segment in the 2019 third quarter were 52.2% higher than in the 2018 third quarter, while net premiums written were 40.0% higher. The growth in gross premiums written primarily reflected new business opportunities in casualty and property lines, partially offset by a decline in other specialty business, driven by reductions in motor and agriculture business. The growth in net premiums written is less than the growth in gross premiums written because a high proportion of the property business is subject to retrocessions.

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Casualty	$425,311	33.7	$297,077	28.4
Other specialty	363,723	28.8	399,608	38.1
Property excluding property catastrophe	317,461	25.1	246,268	23.5
Property catastrophe	73,574	5.8	51,730	4.9
Marine and aviation	41,758	3.3	26,084	2.5
Other	42,027	3.3	26,757	2.6
Total	$1,263,854	100.0	$1,047,524	100.0
Nine Months Ended September 30, 2019 versus 2018 period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2019 were 25.8% higher than in the 2018 period, while net premiums written were 20.7% higher than in the 2018 period. The growth in net premiums written is less than the growth in gross premiums written because a high

ARCH CAPITAL	56	2019 THIRD QUARTER FORM 10-Q

proportion of the property business is subject to retrocessions. The increase in net premiums written for the nine months ended September 30, 2019 reflected growth from select new business opportunities across most lines of business, partially offset by a decline in other specialty business.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Casualty	$116,242	31.9	$77,496	26.4
Other specialty	112,349	30.9	108,311	36.9
Property excluding property catastrophe	90,358	24.8	71,358	24.3
Property catastrophe	22,617	6.2	18,190	6.2
Marine and aviation	11,798	3.2	8,672	3.0
Other	10,491	2.9	9,246	3.2
Total	$363,855	100.0	$293,273	100.0

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Casualty	$311,030	28.9	$231,877	25.4
Other specialty	370,443	34.4	361,676	39.6
Property excluding property catastrophe	259,629	24.1	210,961	23.1
Property catastrophe	59,886	5.6	52,293	5.7
Marine and aviation	35,355	3.3	28,150	3.1
Other	41,061	3.8	27,806	3.0
Total	$1,077,404	100.0	$912,763	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. For the 2019 third quarter, net premiums earned were 24.1% higher than in the 2018 third quarter. For the nine months ended September 30, 2019, net premiums earned were 18.0% higher than in the 2018 period.
Other Underwriting Income (Loss).
Other underwriting income (loss) for the 2019 third quarter was a loss of $1.2 million, compared to an income of $1.4 million for the 2018 third quarter, and an income of $4.4 million for the nine months ended September 30, 2019, compared to $2.5 million of income for the 2018 period.

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Current year	78.5%	74.2%	72.1%	72.2%
Prior period reserve development	(4.2)%	(11.7)%	(2.4)%	(11.4)%
Loss ratio	74.3%	62.5%	69.7%	60.8%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio in the 2019 third quarter was 4.3 points higher than in the 2018 third quarter and reflected 12.2 points of current year catastrophic activity, primarily related to Hurricane Dorian and Typhoon Faxai compared to 9.5 points in the 2018 third quarter, primarily related to Hurricane Florence and Typhoon Jebi.The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2019 was 0.1 points lower than in the 2018 period and reflected 5.3 points of current year catastrophic activity, compared to 4.0 points in the 2018 period. The balance of the change in the 2019 loss ratios resulted, in part, from changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $15.3 million, or 4.2 points, for the 2019 third quarter, compared to $34.3 million, or 11.7 points, for the 2018 third quarter, and $26.3 million, or 2.4 points, for the nine months ended September 30, 2019, compared to $103.9 million, or 11.4 points, for the 2018 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2019 Third Quarter versus 2018 Third Quarter. The underwriting expense ratio for the reinsurance segment was 26.0% in the 2019 third quarter, compared to 27.4% in the 2018 third quarter, reflecting growth in net premiums earned and changes in mix of business.
Nine Months Ended September 30, 2019 versus 2018 period. The underwriting expense ratio for the reinsurance segment was 25.6% for the nine months ended September 30, 2019, compared to 27.4% for the 2018 period.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as

ARCH CAPITAL	57	2019 THIRD QUARTER FORM 10-Q

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
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended September 30,
	2019	2018	% Change
Gross premiums written	$375,092	$350,559	7.0
Premiums ceded	(57,703)	(57,226)
Net premiums written	317,389	293,333	8.2
Change in unearned premiums	25,611	7,591
Net premiums earned	343,000	300,924	14.0
Other underwriting income	3,955	3,733
Losses and loss adjustment expenses	(13,080)	(9,615)
Acquisition expenses	(34,396)	(33,361)
Other operating expenses	(37,003)	(31,122)
Underwriting income	$262,476	$230,559	13.8

Underwriting Ratios			% Point Change
Loss ratio	3.8%	3.2%	0.6
Acquisition expense ratio	10.0%	11.1%	(1.1)
Other operating expense ratio	10.8%	10.3%	0.5
Combined ratio	24.6%	24.6%	—

	Nine Months Ended September 30,
	2019	2018	% Change
Gross premiums written	$1,095,607	$1,002,727	9.3
Premiums ceded	(149,358)	(154,230)
Net premiums written	946,249	848,497	11.5
Change in unearned premiums	72,436	23,147
Net premiums earned	1,018,685	871,644	16.9
Other underwriting income	11,867	10,464
Losses and loss adjustment expenses	(50,226)	(74,672)
Acquisition expenses	(98,722)	(87,665)
Other operating expenses	(116,697)	(108,622)
Underwriting income	$764,907	$611,149	25.2

Underwriting Ratios			% Point Change
Loss ratio	4.9%	8.6%	(3.7)
Acquisition expense ratio	9.7%	10.1%	(0.4)
Other operating expense ratio	11.5%	12.5%	(1.0)
Combined ratio	26.1%	31.2%	(5.1)

Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$260,202	82.0	$240,959	82.1
Other	57,187	18.0	52,374	17.9
Total	$317,389	100.0	$293,333	100.0
2019 Third Quarter versus 2018 Third Quarter. Gross premiums written by the mortgage segment in the 2019 third quarter were 7.0% higher than in the 2018 third quarter, while net premiums written were 8.2% higher. The growth in net premiums written primarily reflected an increase in monthly premium business due to growth in insurance in force in the U.S.

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$774,356	81.8	$691,851	81.5
Other	171,893	18.2	156,646	18.5
Total	$946,249	100.0	$848,497	100.0
Nine Months Ended September 30, 2019 versus 2018 period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2019 were 9.3% higher than in the 2018 period, while net premiums written were 11.5% higher. The growth in net premiums written primarily reflected an increase in monthly premium business due to growth in insurance in force in the U.S. In addition, net premiums written for the nine months ended September 30, 2019 included $17.1 million due to the novation of a quota share reinsurance arrangement on international business.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of the Arch MI U.S. portfolio of mortgage loans was 78.6% at September 30, 2019, compared to 81.5% at December 31, 2018.
Arch MI U.S. generated $25.3 billion of new insurance written (“NIW”) in the 2019 third quarter, compared to $21.4 billion in the 2018 third quarter. NIW represents the original principal balance of all loans that received coverage during the period. Monthly premium policies contributed 92.3% of NIW in the 2019 third quarter, compared to 92.6% for the 2018 third quarter.

ARCH CAPITAL	58	2019 THIRD QUARTER FORM 10-Q

The following tables provide details on the NIW generated by Arch MI U.S.:

(U.S. Dollars in millions)	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$25,313		$21,425

Credit quality (FICO):
>=740	$15,204	60.1	$12,013	56.1
680-739	8,725	34.5	7,728	36.1
620-679	1,384	5.5	1,684	7.9
Total	$25,313	100.0	$21,425	100.0

Loan-to-value (LTV):
95.01% and above	$3,182	12.6	$3,231	15.1
90.01% to 95.00%	10,409	41.1	9,689	45.2
85.01% to 90.00%	7,762	30.7	6,264	29.2
85.01% and below	3,960	15.6	2,241	10.5
Total	$25,313	100.0	$21,425	100.0

Monthly vs. single:
Monthly	$23,358	92.3	$19,842	92.6
Single	1,955	7.7	1,583	7.4
Total	$25,313	100.0	$21,425	100.0

Purchase vs. refinance:
Purchase	$19,068	75.3	$20,397	95.2
Refinance	6,245	24.7	1,028	4.8
Total	$25,313	100.0	$21,425	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$53,681		$52,742

Credit quality (FICO):
>=740	$31,416	58.5	$29,933	56.8
680-739	18,905	35.2	18,952	35.9
620-679	3,360	6.3	3,857	7.3
Total	$53,681	100.0	$52,742	100.0

Loan-to-value (LTV):
95.01% and above	$7,520	14.0	$7,328	13.9
90.01% to 95.00%	22,881	42.6	24,030	45.6
85.01% to 90.00%	15,937	29.7	15,817	30.0
85.01% and below	7,343	13.7	5,567	10.6
Total	$53,681	100.0	$52,742	100.0

Monthly vs. single:
Monthly	$49,556	92.3	$49,046	93.0
Single	4,125	7.7	3,696	7.0
Total	$53,681	100.0	$52,742	100.0

Purchase vs. refinance:
Purchase	$44,349	82.6	$49,556	94.0
Refinance	9,332	17.4	3,186	6.0
Total	$53,681	100.0	$52,742	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.

Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$287,064	83.7	$256,231	85.1
Other	55,936	16.3	44,693	14.9
Total	$343,000	100.0	$300,924	100.0

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%
Underwriting location:
United States	$843,599	82.8	$742,269	85.2
Other	175,086	17.2	129,375	14.8
Total	$1,018,685	100.0	$871,644	100.0
Net premiums earned for the 2019 third quarter were 14.0% higher than in the 2018 third quarter. For the nine months ended September 30, 2019, net premiums earned were 16.9% higher than in the 2018 period. The increases were primarily due to growth in U.S. insurance in force.
Other Underwriting Income.
Other underwriting income, which is primarily related to older GSE credit risk-sharing transactions receiving derivative accounting treatment, was $4.0 million for the 2019 third quarter, compared to $3.7 million for the 2018 third quarter. and $11.9 million for the nine months ended September 30, 2019, compared to $10.5 million for the 2018 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Current year	13.4%	16.0%	14.0%	17.2%
Prior period reserve development	(9.6)%	(12.8)%	(9.1)%	(8.6)%
Loss ratio	3.8%	3.2%	4.9%	8.6%
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 2.6 points lower in the 2019 third quarter than in the 2018 third quarter. The mortgage segment’s current year loss ratio was 3.2 points lower for the nine months ended September 30, 2019 than for the 2018 period. The lower current year loss ratios for the 2019

ARCH CAPITAL	59	2019 THIRD QUARTER FORM 10-Q

periods reflect the current favorable macroeconomic environment.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $33.0 million, or 9.6 points, for the 2019 third quarter, compared to $38.6 million, or 12.8 points, for the 2018 third quarter, and $92.5 million, or 9.1 points, for the nine months ended September 30, 2019, compared to $74.9 million, or 8.6 points, for the 2018 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2019 Third Quarter versus 2018 Third Quarter. The underwriting expense ratio for the mortgage segment was 20.8% in the 2019 third quarter, compared to 21.4% in the 2018 third quarter. The lower ratio in the 2019 third quarter primarily resulted from the higher level of net premiums earned.
Nine Months Ended September 30, 2019 versus 2018 period. The underwriting expense ratio for the mortgage segment was 21.2% for the nine months ended September 30, 2019, compared to 22.6% for the 2018 period. The lower ratio in the 2019 period primarily resulted from the higher level of net premiums earned.
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

Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed maturities	$109,955	$103,252	$331,941	$294,658
Equity securities	3,581	3,426	9,321	10,408
Short-term investments	3,432	4,417	11,178	12,591
Other (1)	24,170	18,030	67,229	56,501
Gross investment income	141,138	129,125	419,669	374,158
Investment expenses (2)	(14,262)	(14,797)	(48,506)	(51,826)
Net investment income	$126,876	$114,328	$371,163	322,332

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

(2)
Investment expenses were approximately 0.31% of average invested assets for the 2019 third quarter, compared to 0.29% for the 2018 third quarter, and 0.33% for the nine months ended September 30, 2019, compared to 0.36% for the 2018 period.

The higher level of net investment income for the 2019 periods primarily reflected growth in average investable assets, the reinvestment of fixed income securities at slightly higher available yields and the shift from municipal bonds to corporates. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 2.58% for the 2019 third quarter, compare to 2.45% for the 2018 third quarter, and 2.62% for the nine months ended September 30, 2019, compared to 2.31% for the 2018 period.
Corporate Expenses.
Corporate expenses were $15.1 million for the 2019 third quarter, compared to $13.2 million for the 2018 third quarter, and $47.9 million for the nine months ended September 30, 2019, compared to $43.3 million for the 2018 period. The increase in corporate expenses in the 2019 periods primarily reflected higher compensation costs.
Transaction Costs and Other.
Transaction costs and other were $2.0 million for the 2019 third quarter, compared to $1.1 million for the 2018 third quarter, and $5.4 million for the nine months ended September 30, 2019, compared to $8.8 million for the 2018 period. Amounts in the 2019 period primarily related to recent acquisition activity. Amounts for 2018 periods were primarily attributable to the write off of intangible assets related to insurance licenses for a subsidiary of UGC which was merged into another subsidiary.

ARCH CAPITAL	60	2019 THIRD QUARTER FORM 10-Q

Amortization of Intangible Assets.
Amortization of intangible assets for the 2019 third quarter was $20.0 million, compared to $26.3 million for the 2018 third quarter, and $60.2 million for the nine months ended September 30, 2019, compared to $79.5 million for the 2018 period. Such expenses primarily related to the UGC acquisition, while the 2019 periods also included amortization related to the previously announced acquisitions of (i) renewal rights of a U.K. commercial lines book of business on January 1, 2019; and (ii) McNeil & Co. on December 6, 2018. See the consolidated financial statements contained in our 2018 Form 10-K for disclosures on our amortization pattern.
Interest Expense.
Interest expense was $23.2 million for the 2019 third quarter, compared to the $24.7 million for the 2018 third quarter, and $70.1 million for the nine months ended September 30, 2019, compared to $76.6 million for the 2018 period. The lower level in the 2019 periods reflected the paydown of revolving credit agreement borrowings in the second half of 2018.
Loss on Redemption of Preferred Shares.
In January 2018, we redeemed all remaining 6.75% Series C preferred shares and, in accordance with GAAP, recorded a loss of $2.7 million to remove original issuance costs related to the redeemed shares from additional paid-in capital. Such adjustment had no impact on total shareholders’ equity or cash flows.
Net Realized Gains or Losses.
We recorded net realized gains of $81.2 million for the 2019 third quarter, compared to net realized losses of $47.0 million for the 2018 third quarter, and net realized gains of $318.7 million for the nine months ended September 30, 2019, compared to net realized losses of $218.4 million for the 2018 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with re-measurement of contingent consideration liability amounts. See note 6, “Investment Information—Net Realized Gains (Losses),” to our consolidated financial statements for additional information.

Net Impairment Losses Recognized in Earnings.
We recorded $1.2 million of impairment losses for the 2019 third quarter, compared to $0.5 million for the 2018 third quarter, and $2.5 million for the nine months ended September 30, 2019, compared to $1.1 million for the 2018 period. See note 6, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $17.1 million of equity in net income related to investment funds accounted for using the equity method in the 2019 third quarter, compared to $16.0 million of income for the 2018 third quarter, and $96.5 million of income for the nine months ended September 30, 2019, compared to $52.5 million for the 2018 period. Investment funds accounted for using the equity method totaled $1.58 billion at September 30, 2019, compared to $1.49 billion at December 31, 2018. See note 6, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange gains for the 2019 third quarter were $29.8 million, compared to net foreign exchange gains for the 2018 third quarter of $7.1 million. Net foreign exchange gains for the nine months ended September 30, 2019 were $28.8 million, compared to net foreign exchange gains for the 2018 period of $38.3 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes resulted in an expense of 8.9% for the 2019 third quarter and 9.0% for the nine months ended September 30, 2019, compared to 12.9% for the 2018 third quarter and 11.3% for the nine months ended September 30, 2018 . The effective tax rates for the 2019 third quarter and nine months ended September 30, 2019 included a discrete income tax benefit of $1.3 million and $5.6 million, respectively, related to share based compensation. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Other Segment
The ‘other’ segment includes the results of Watford. Pursuant to generally accepted accounting principles, Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate

ARCH CAPITAL	61	2019 THIRD QUARTER FORM 10-Q

the results of Watford in our consolidated financial statements, although we only own approximately 11% of Watford’s common equity. See note 11, “Variable Interest Entities and Noncontrolling Interests,” and note 4, “Segment Information,” to our consolidated financial statements for additional information on Watford.
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
FINANCIAL CONDITION

Investable Assets
At September 30, 2019, total investable assets held by Arch were $21.57 billion, excluding the $2.73 billion included in the ‘other’ segment (i.e., attributable to Watford).

Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
September 30, 2019
Fixed maturities (2)	$16,586,794	76.9
Short-term investments (2)	785,358	3.6
Cash	799,709	3.7
Equity securities (2)	559,054	2.6
Other investments (2)	1,369,554	6.4
Investments accounted for using the equity method	1,575,832	7.3
Securities transactions entered into but not settled at the balance sheet date	(110,213)	(0.5)
Total investable assets held by Arch	$21,566,088	100.0

Average effective duration (in years)	3.64
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.70%

December 31, 2018
Fixed maturities (2)	$14,881,902	76.1
Short-term investments (2)	995,926	5.1
Cash	583,027	3.0
Equity securities (2)	368,843	1.9
Other investments (2)	1,261,525	6.4
Investments accounted for using the equity method	1,493,791	7.6
Securities transactions entered into but not settled at the balance sheet date	(18,153)	(0.1)
Total investable assets held by Arch	$19,566,861	100.0

Average effective duration (in years)	3.38
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.89%

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
At September 30, 2019, approximately $15.40 billion, or 71.4%, of total investable assets held by Arch were internally managed, compared to $14.08 billion, or 72.0%, at December 31, 2018.

ARCH CAPITAL	62	2019 THIRD QUARTER FORM 10-Q

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
September 30, 2019
Corporate bonds	$6,494,654	39.2
Mortgage backed securities	528,227	3.2
Municipal bonds	652,296	3.9
Commercial mortgage backed securities	754,306	4.5
U.S. government and government agencies	4,830,839	29.1
Non-U.S. government securities	1,800,032	10.9
Asset backed securities	1,526,440	9.2
Total	$16,586,794	100.0

December 31, 2018
Corporate bonds	$5,735,526	38.5
Mortgage backed securities	535,763	3.6
Municipal bonds	1,012,308	6.8
Commercial mortgage backed securities	729,442	4.9
U.S. government and government agencies	3,601,269	24.2
Non-U.S. government securities	1,713,891	11.5
Asset backed securities	1,553,703	10.4
Total	$14,881,902	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2019
U.S. government and gov’t agencies (1)	$5,403,271	32.6
AAA	3,240,708	19.5
AA	1,879,728	11.3
A	3,648,581	22.0
BBB	1,576,052	9.5
BB	362,117	2.2
B	210,824	1.3
Lower than B	61,205	0.4
Not rated	204,308	1.2
Total	$16,586,794	100.0

December 31, 2018
U.S. government and gov’t agencies (1)	$4,194,676	28.2
AAA	3,551,039	23.9
AA	2,129,336	14.3
A	3,069,656	20.6
BBB	1,251,205	8.4
BB	275,201	1.8
B	183,614	1.2
Lower than B	61,271	0.4
Not rated	165,904	1.1
Total	$14,881,902	100.0

(1)	Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2019
0-10%	$4,084,228	$(70,410)	82.6
10-20%	79,286	(12,714)	14.9
20-30%	3,701	(1,121)	1.3
Greater than 30%	1,480	(999)	1.2
Total	$4,168,695	$(85,244)	100.0

December 31, 2018
0-10%	$8,722,837	$(190,170)	92.5
10-20%	87,188	(13,012)	6.3
20-30%	3,359	(1,058)	0.5
Greater than 30%	2,363	(1,266)	0.6
Total	$8,815,747	$(205,506)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2019, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$241,428	A-/A2
Apple Inc.	213,331	AA+/Aa1
JPMorgan Chase & Co.	209,254	A-/A2
Wells Fargo & Company	201,534	A-/A1
Citigroup Inc.	184,850	A/A1
Morgan Stanley	141,891	BBB+/A3
Nestlé S.A.	113,597	AA-/Aa2
BP p.l.c.	110,616	A-/A1
The Goldman Sachs Group, Inc.	109,147	BBB+/A3
Deere & Company	105,217	A/A2
Total	$1,630,865

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	63	2019 THIRD QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Sep 30, 2019
RMBS	$478,427	$15,437	$34,363	$528,227
CMBS	94,004	636,384	23,918	754,306
ABS	—	1,458,377	68,063	1,526,440
Total	$572,431	$2,110,198	$126,344	$2,808,973

Dec 31, 2018
RMBS	$488,862	$15,410	$31,491	$535,763
CMBS	104,547	602,865	22,030	729,442
ABS	—	1,485,150	68,553	1,553,703
Total	$593,409	$2,103,425	$122,074	$2,818,908
At September 30, 2019, our structured securities included $38.3 million par value in sub-prime securities with a fair value of $30.6 million and average credit quality ratings from S&P/Moody’s of “CCC-/Caa3,” compared to $38.2 million par value with a fair value of $31.7 million and average credit quality ratings of “CCC-/Caa3” at December 31, 2018.
At September 30, 2019, our investment portfolio included $559.1 million of equity securities, compared to $368.8 million at December 31, 2018. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors and exchange-traded funds.
The following table summarizes our other investments which are included in investments accounted for using the fair value option, by strategy:

	September 30, 2019	December 31, 2018
Lending	$624,699	$524,112
Term loan investments	289,902	281,486
Energy	113,791	117,509
Credit related funds	165,444	152,510
Investment grade fixed income	83,649	101,902
Infrastructure	49,602	45,371
Private equity	25,027	24,383
Real estate	17,440	14,252
Total	$1,369,554	$1,261,525
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
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford. The board of directors of Watford establishes its investment policies and guidelines. Watford’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.
The following table summarizes investable assets in the ‘other’ segment:

	September 30, 2019	December 31, 2018
Investments accounted for using the fair value option:
Other investments	$1,070,566	$1,050,414
Fixed maturities	563,214	922,819
Short-term investments	357,611	282,131
Equity securities	56,905	56,638
Total	2,048,296	2,312,002
Fixed maturities available for sale, at fair value	639,112	393,351
Equity securities, at fair value	43,487	32,206
Cash	80,390	63,529
Securities sold but not yet purchased	(65,736)	(7,790)
Securities transactions entered into but not settled at the balance sheet date	(15,302)	(35,635)
Total investable assets included in ‘other’ segment	$2,730,247	$2,757,663

ARCH CAPITAL	64	2019 THIRD QUARTER FORM 10-Q

Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Premiums written:
Direct	$1,438,943	$1,242,276	$4,176,274	$3,601,410
Assumed	742,178	489,052	2,020,535	1,664,676
Ceded	(567,664)	(397,775)	(1,613,195)	(1,221,093)
Net	$1,613,457	$1,333,553	$4,583,614	$4,044,993

Premiums earned:
Direct	$1,375,384	$1,223,445	$3,977,005	$3,545,493
Assumed	593,129	466,361	1,701,307	1,446,815
Ceded	(530,490)	(398,928)	(1,407,696)	(1,129,768)
Net	$1,438,023	$1,290,878	$4,270,616	$3,862,540

Losses and LAE:
Direct	$741,871	$718,921	$2,063,168	$1,807,860
Assumed	366,904	198,248	1,093,541	759,527
Ceded	(306,320)	(217,749)	(868,179)	(504,954)
Net	$802,455	$699,420	$2,288,530	$2,062,433
Reinsurance Recoverables
The following table summarizes our reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$3,168,195	$2,919,372
% due from carriers with A.M. Best rating of “A-” or better	58.6%	63.0%
% due from unrated fully collateralized reinsurers (1)	15.5%	12.9%
% due from all other carriers with no A.M. Best rating (2)	25.9%	24.1%
Largest balance due from any one carrier as % of total shareholders’ equity	1.7%	2.7%

(1)	Such amount is fully collateralized through reinsurance trusts.

(2)	Over 90% of such amount is collateralized through reinsurance trusts or letters of credit.
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
The following table summarizes the respective coverages and retentions at September 30, 2019:

	Initial Coverage at Issuance	Coverage at Sept. 30, 2019	First Layer Retention
Bellemeade 2015-1 Ltd. (1)	$300,000	$6,046	$129,900
Bellemeade 2017-1 Ltd. (2)	368,100	249,737	165,700
Bellemeade 2018-1 Ltd. (3)	374,460	362,603	168,510
Bellemeade 2018-2 Ltd. (4)	653,278	507,534	352,258
Bellemeade 2018-3 Ltd. (5)	506,110	488,430	179,331
Bellemeade 2019-1 Ltd. (6)	341,790	293,595	208,046
Bellemeade 2019-2 Ltd. (7)	621,022	621,022	221,794
Bellemeade 2019-3 Ltd. (8)	700,920	700,920	232,093

(1)	Issued in July 2015, covering in-force policies issued between January 1, 2009 and March 31, 2013.

(2)	Issued in October 2017, covering in-force policies issued between January 1, 2017 and June 30, 2017.

(3)	Issued in April 2018, covering in-force policies issued between July 1, 2017 and December 31, 2017.

(4)	Issued in August 2018, covering in-force policies issued between April 1, 2013 and December 31, 2015.

(5)	Issued in October 2018, covering in-force policies issued between January 1, 2018 and June 30, 2018.

(6)
Issued in March 2019, covering in-force policies primarily issued between 2005-2008 under United Guaranty Residential Insurance Company (“UGRIC”); as well as policies issued through 2015 under both UGRIC and Arch Mortgage Insurance Company.

(7)	Issued in April 2019, covering in-force policies issued between July 1, 2018 and December 31, 2018.

(8)	Issued in July 2019, covering in-force policies issued in 2016.

In October 2019, we entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2019-4 Ltd. Such agreement provides for up to $577.3 million of aggregate excess of loss reinsurance coverage at inception in excess of $162.4 million of aggregate losses for new delinquencies on a portfolio of in-force policies issued in the first half of 2019.

ARCH CAPITAL	65	2019 THIRD QUARTER FORM 10-Q

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
At September 30, 2019 and December 31, 2018, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2019	December 31, 2018
Insurance segment:
Case reserves	$1,506,217	$1,489,644
IBNR reserves	3,297,090	3,266,796
Total net reserves	4,803,307	4,756,440
Reinsurance segment:
Case reserves	1,178,486	1,082,917
Additional case reserves	174,241	191,002
IBNR reserves	1,730,100	1,578,907
Total net reserves	3,082,827	2,852,826
Mortgage segment:
Case reserves	285,458	355,606
IBNR reserves	155,432	122,304
Total net reserves (1)	440,890	477,910
Other segment:
Case reserves	434,495	364,052
Additional case reserves	24,495	36,512
IBNR reserves	573,201	551,266
Total net reserves	1,032,191	951,830
Total:
Case reserves	3,404,656	3,292,219
Additional case reserves	198,736	227,514
IBNR reserves	5,755,823	5,519,273
Total net reserves	$9,359,215	$9,039,006

(1)
At September 30, 2019, total net reserves include $309.9 million from U.S. mortgage insurance business, of which 61.8% represents policy years 2009 and prior and the remainder from later policy years. At December 31, 2018, total net reserves include $375.8 million from U.S. mortgage insurance business, of which 73.4% represents policy years 2009 and prior and the remainder from later policy years.

At September 30, 2019 and December 31, 2018, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2019	December 31, 2018
Insurance segment:
Professional lines (1)	$1,259,731	$1,247,914
Construction and national accounts	1,223,245	1,166,143
Excess and surplus casualty (2)	524,981	631,370
Programs	548,552	482,045
Property, energy, marine and aviation	343,652	388,710
Travel, accident and health	99,564	83,836
Lenders products	29,836	52,007
Other (3)	773,746	704,415
Total net reserves	$4,803,307	$4,756,440

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
At September 30, 2019 and December 31, 2018, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2019	December 31, 2018
Reinsurance segment:
Casualty (1)	$1,630,159	$1,551,550
Other specialty (2)	672,042	582,420
Property excluding property catastrophe	459,768	422,612
Marine and aviation	133,960	130,683
Property catastrophe	105,952	90,635
Other (3)	80,946	74,926
Total net reserves	$3,082,827	$2,852,826

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes life, casualty clash and other.

ARCH CAPITAL	66	2019 THIRD QUARTER FORM 10-Q

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2019 and December 31, 2018:

(U.S. Dollars in millions)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$284,496	69.7	$276,538	72.1
Mortgage reinsurance	25,440	6.2	25,975	6.8
Other (2)	98,054	24.0	81,147	21.2
Total	$407,990	100.0	$383,660	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$72,916	92.0	$70,995	92.3
Mortgage reinsurance	2,086	2.6	2,217	2.9
Other (2)	4,216	5.3	3,728	4.8
Total	$79,218	100.0	$76,940	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2019:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2009 and prior	$17,943	6.3	$4,156	5.7	8.48%
2010	442	0.2	117	0.2	3.21%
2011	1,919	0.7	533	0.7	1.46%
2012	6,919	2.4	1,929	2.6	0.81%
2013	13,552	4.8	3,782	5.2	0.94%
2014	14,950	5.3	4,111	5.6	1.04%
2015	27,984	9.8	7,431	10.2	0.79%
2016	44,091	15.5	11,445	15.7	0.88%
2017	47,430	16.7	12,136	16.6	0.82%
2018	57,472	20.2	14,511	19.9	0.62%
2019	51,794	18.2	12,765	17.5	0.09%
Total	$284,496	100.0	$72,916	100.0	1.48%

(1)	Represents the ending percentage of loans in default.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2018:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2009 and prior	$21,210	7.7	$4,900	6.9	8.90%
2010	646	0.2	175	0.2	2.62%
2011	2,530	0.9	701	1.0	1.57%
2012	9,650	3.5	2,664	3.8	0.78%
2013	16,823	6.1	4,676	6.6	0.89%
2014	18,274	6.6	4,947	7.0	0.97%
2015	33,781	12.2	8,849	12.5	0.69%
2016	52,324	18.9	13,407	18.9	0.77%
2017	54,287	19.6	13,793	19.4	0.55%
2018	67,013	24.2	16,883	23.8	0.15%
Total	$276,538	100.0	$70,995	100.0	1.60%

(1)	Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2019 and December 31, 2018:

(U.S. Dollars in millions)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$41,975	57.6	$41,066	57.8
680-739	25,013	34.3	23,954	33.7
620-679	5,501	7.5	5,485	7.7
<620	427	0.6	490	0.7
Total	$72,916	100.0	$70,995	100.0
Weighted average FICO score	743		743

Loan-to-value (LTV):
95.01% and above	$8,948	12.3	$7,918	11.2
90.01% to 95.00%	40,086	55.0	39,370	55.5
85.01% to 90.00%	20,708	28.4	20,643	29.1
85.00% and below	3,174	4.4	3,064	4.3
Total	$72,916	100.0	$70,995	100.0
Weighted average LTV	93.1%		93.0%

Total RIF, net of external reinsurance	$57,768		$55,755

ARCH CAPITAL	67	2019 THIRD QUARTER FORM 10-Q

(U.S. Dollars in millions)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,599	7.7	$5,491	7.7
California	4,984	6.8	4,505	6.3
Florida	3,821	5.2	3,541	5.0
Virginia	2,907	4.0	2,931	4.1
Georgia	2,667	3.7	2,573	3.6
Illinois	2,602	3.6	2,482	3.5
Minnesota	2,480	3.4	2,400	3.4
North Carolina	2,469	3.4	2,505	3.5
Washington	2,466	3.4	2,408	3.4
Maryland	2,443	3.4	2,407	3.4
Others	40,478	55.5	39,752	56.0
Total	$72,916	100.0	$70,995	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2019	2018
Roll-forward of insured loans in default:
Beginning delinquent number of loans	20,665	27,068
New notices	28,728	27,258
Cures	(27,877)	(31,111)
Paid claims	(2,273)	(2,854)
Ending delinquent number of loans (1)	19,243	20,361

Ending number of policies in force (1)	1,304,263	1,270,728

Delinquency rate (1)	1.48%	1.60%

Losses:
Number of claims paid	2,273	2,854
Total paid claims	$91,601	$118,492
Average per claim	$40.3	$41.5
Severity (2)	96.6%	102.0%
Average reserve per default (in thousands)	$14.7	$18.1

(1)	Includes first lien primary and pool policies.

(2)	Represents total paid claims divided by RIF of loans for which claims were paid.
The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 12.9 to 1 at September 30, 2019, compared to 13.0 to 1 at December 31, 2018.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $11.16 billion at September 30, 2019, compared to $9.44 billion at December 31, 2018. The increase reflected strong underwriting and investment returns.

The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	September 30, 2019	December 31, 2018
Total shareholders’ equity available to Arch	$11,158,096	$9,439,827
Less preferred shareholders’ equity	780,000	780,000
Common shareholders’ equity available to Arch	$10,378,096	$8,659,827
Common shares and common share equivalents outstanding, net of treasury shares (1)	405,230,531	402,454,834
Book value per share	$25.61	$21.52

(1)	Excludes the effects of 19,170,417 and 20,076,593 stock options and 1,609,195 and 1,307,304 restricted stock units outstanding at September 30, 2019 and December 31, 2018, respectively.
LIQUIDITY

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.
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
For the nine months ended September 30, 2019, Arch Capital received dividends of $86.4 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $2.54 billion to Arch Capital during the remainder of 2019 without providing an affidavit to the Bermuda Monetary Authority (“BMA”). For the nine months ended September 30, 2019 Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) received $465.0 million of dividends from Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, at a minimum, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.

ARCH CAPITAL	68	2019 THIRD QUARTER FORM 10-Q

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment (i.e., Watford). See note 11, “Variable Interest Entities and Noncontrolling Interests,” for cash flows related to Watford.

	Nine Months Ended
	September 30,
	2019	2018
Total cash provided by (used for):
Operating activities	$1,366,762	$947,656
Investing activities	(1,093,054)	(181,774)
Financing activities	(45,757)	(713,511)
Effects of exchange rate changes on foreign currency cash	(6,981)	(9,867)
Increase (decrease) in cash and restricted cash	$220,970	$42,504
•Cash provided by operating activities for the nine months ended September 30, 2019 reflected a higher level of premiums collected than in the 2018 period.
•Cash used for investing activities for the nine months ended September 30, 2019 was higher than in the 2018 period, reflecting a higher level of securities purchased.
•Cash used for financing activities for the nine months ended September 30, 2019 was lower than in the 2018 period. The 2018 period reflected $250.0 million of paydowns on our revolving credit agreement borrowings, $184.5 million of repurchases under our share repurchase program and $92.6 million related to redemption of our Series C preferred shares.
CAPITAL RESOURCES

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Sep 30, 2019	Dec 31, 2018
Debt:
Senior notes, due May 2034	$300,000	$300,000
Arch-U.S. senior notes, due Nov 2043 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2026 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2046 (1)	450,000	450,000
Deferred debt costs on senior notes	(15,963)	(16,472)
Revolving credit agreement borrowings due Oct 2021 (2)	—	—
Total	$1,734,037	$1,733,528

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	$450,000	$450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	10,378,096	8,659,827
Total	$11,158,096	$9,439,827

Total capital available to Arch	$12,892,133	$11,173,355

Debt to total capital (%)	13.5	15.5
Preferred to total capital (%)	6.1	7.0
Debt and preferred to total capital (%)	19.5	22.5

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	$500 million unsecured facility for revolving loans and letters of credit.
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of September 30, 2019 with an estimated PMIER sufficiency ratio of 154%, compared to 141% at December 31, 2018.

ARCH CAPITAL	69	2019 THIRD QUARTER FORM 10-Q

Pursuant to our 2014 acquisition of the CMG Mortgage Insurance Company and its affiliated mortgage insurance companies, we made a contingent consideration payment of $61.5 million in April 2019. The maximum amount of remaining contingent consideration payments over the remaining earn-out period is $6.6 million.
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
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the nine months ended September 30, 2019, Arch Capital repurchased 0.1 million shares under the share repurchase program with an aggregate purchase price of $2.9 million. Since the inception of the share repurchase program through September 30, 2019, Arch Capital has repurchased 386.3 million common shares for an aggregate purchase price of $3.97 billion. At September 30, 2019, approximately $160.9 million of share repurchases were available under the program. On November 8, 2019, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.0 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.
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
Based on in-force exposure estimated as of October 1, 2019, our modeled peak zone catastrophe exposure was a windstorm affecting the Northeastern U.S., with a net probable maximum pre-tax loss of $414 million, followed by windstorms affecting Florida Tri-County and the Gulf of Mexico regions with net probable maximum pre-tax losses of $398 million and $357 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2019, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 70% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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

ARCH CAPITAL	70	2019 THIRD QUARTER FORM 10-Q

Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch (total shareholders’ equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2019, our modeled RDS loss was approximately 9% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2019. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford in the following analyses as we do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at September 30, 2019 that affect the quantitative and qualitative disclosures presented in our 2018 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our fixed income securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Sep 30, 2019
Total fair value	$20.91	$20.55	$20.21	$19.82	$19.48
Change from base	3.5%	1.7%		(1.9)%	(3.6)%
Change in unrealized value	$0.71	$0.34		$(0.38)	$(0.73)

Dec 31, 2018
Total fair value	$19.23	$18.91	$18.62	$18.30	$17.98
Change from base	3.3%	1.6%		(1.7)%	(3.4)%
Change in unrealized value	$0.61	$0.30		$(0.32)	$(0.63)
In addition, we consider the effect of credit spread movements on the market value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments and investment funds accounted for using the equity method which

ARCH CAPITAL	71	2019 THIRD QUARTER FORM 10-Q

invest in fixed income securities and the corresponding change in unrealized appreciation. As credit spreads widen, the fair value of our fixed income securities falls, and the converse is also true.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our fixed income securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Sep 30, 2019
Total fair value	$20.59	$20.41	$20.21	$20.01	$19.82
Change from base	1.9%	1.0%		(1.0)%	(1.9)%
Change in unrealized value	$0.38	$0.20		$(0.20)	$(0.38)

Dec 31, 2018
Total fair value	$19.08	$18.84	$18.62	$18.39	$18.15
Change from base	2.5%	1.2%		(1.2)%	(2.5)%
Change in unrealized value	$0.47	$0.22		$(0.22)	$(0.47)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of September 30, 2019, our portfolio’s VaR was estimated to be 3.34% compared to an estimated 3.02% at December 31, 2018.
Equity Securities. At September 30, 2019 and December 31, 2018, the fair value of our investments in equity securities totaled $559.1 million and $368.8 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $55.9 million and $36.9 million at September 30, 2019 and December 31, 2018, respectively, and would have decreased book value per share by approximately $0.14 and $0.09, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $55.9 million and $36.9 million at September 30, 2019 and December 31, 2018, respectively, and would have increased book value per share by approximately $0.14 and $0.09, respectively.

Investment-Related Derivatives. At September 30, 2019, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $7.53 billion, compared to $4.95 billion at December 31, 2018. If the underlying exposure of each investment-related derivative held at September 30, 2019 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $75.3 million, and a decrease in book value per share of approximately $0.19 per share, compared to $49.5 million and $0.12 per share, respectively, on investment-related derivatives held at December 31, 2018. If the underlying exposure of each investment-related derivative held at September 30, 2019 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $75.3 million, and an increase in book value per share of approximately $0.19 per share, compared to $49.5 million and $0.12 per share, respectively, on investment-related derivatives held at December 31, 2018. See note 8, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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

ARCH CAPITAL	72	2019 THIRD QUARTER FORM 10-Q

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$206,486	$(561,311)
Shareholders’ equity denominated in foreign currencies (1)	542,970	478,678
Net foreign currency forward contracts outstanding (2)	52,491	241,442
Net exposures denominated in foreign currencies	$801,947	$158,809

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(80,195)	$(15,881)
Book value per share	$(0.20)	$(0.04)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$80,195	$15,881
Book value per share	$0.20	$0.04

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.
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

OTHER FINANCIAL INFORMATION

The consolidated financial statements as of September 30, 2019 and for the three month and nine month periods ended September 30, 2019 and 2018 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information appearing above under the subheading “Market Sensitive Instruments and Risk Management” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference.

ARCH CAPITAL	73	2019 THIRD QUARTER FORM 10-Q

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

Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	74	2019 THIRD QUARTER FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2019, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2019 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2019 - 7/31/2019	27,535	$38.56	—	$160,867
8/1/2019 - 8/31/2019	18,304	39.17	—	$160,867
9/1/2019 - 9/30/2019	22,686	41.13	—	$160,867
Total	68,525	$39.57	—

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

(2)
Remaining amount available at September 30, 2019 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions. On November 8, 2019, the board of directors of ACGL increased the aggregate purchase amount authorized under the share repurchase program to $1.0 billion. Repurchases under this authorization may be effected from time to time in open market or privately negotiated transactions through December 31, 2021.

ARCH CAPITAL	75	2019 THIRD QUARTER FORM 10-Q

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2019 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.
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
Certain of our non-U.S. subsidiaries underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2019, there has been no material amount of premium allocated or apportioned to activities relating to Iran, and we are unable to attribute gross revenues or net profits from any such policies because they insure multiple voyages and fleets containing multiple ships. Such non-U.S. subsidiaries will continue to provide such coverage only to the extent permitted by applicable law.

ARCH CAPITAL	76	2019 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	77	2019 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: November 8, 2019	Marc Grandisson
President and Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 8, 2019	François Morin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ARCH CAPITAL	78	2019 THIRD QUARTER FORM 10-Q