Form 10-K
period 2019-12-31
ARCH CAPITAL GROUP LTD.
filed 2020-02-28
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	December 31, 2019	Commission File No.	001-16209
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0374481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 5.25% Series E preferred share	ACGLP	NASDAQ	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $14.6 billion.

As of February 25, 2020, there were 406,658,701 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A before May 1, 2020.

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

•
accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting;

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

•	the effect of climate change on our business;

•	the effect of contagious diseases (including coronavirus) on our business;

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

ARCH CAPITAL	1	2019 FORM 10-K

•
changes in general economic conditions, including sovereign debt concerns or downgrades of U.S. securities by credit rating agencies, which could affect our business, financial condition and results of operations;

•	changes in the method for determining the London Inter-bank Offered Rate (“LIBOR”) and the potential replacement of LIBOR;

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

ARCH CAPITAL	2	2019 FORM 10-K

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
OUR COMPANY

General
Arch Capital, a Bermuda public limited liability company with $13.23 billion in capital at December 31, 2019, provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2019, we wrote $6.04 billion of net premiums and reported net income available to Arch common shareholders of $1.59 billion. Book value per share was $26.42 at December 31, 2019, compared to $21.52 per share at December 31, 2018.
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
Our History
Arch Capital was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) pursuant to an internal reorganization transaction completed in November 2000. In October 2001, Arch Capital launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million which created a strong capital base that was unencumbered by significant pre-2002 risks. Since then, we have attracted a proven management team with extensive industry experience and enhanced our existing global underwriting platform for our insurance, reinsurance and mortgage insurance and reinsurance businesses as described below.
Our insurance underwriting platform initially consisted of Arch Insurance (Bermuda), a division of Arch Reinsurance Ltd. (“Arch Re Bermuda”), our Bermuda-based reinsurer and insurer, and our U.S.-licensed insurers, Arch Insurance Company (“Arch Insurance”), Arch Excess & Surplus Insurance Company (“Arch E&S”), Arch Specialty Insurance Company (“Arch Specialty”) and Arch Indemnity Insurance Company (“Arch Indemnity”).
We established Arch Insurance (UK) Limited (“Arch Insurance (U.K.)”), our United Kingdom-based subsidiary, in 2004, and we expanded our North American presence when Arch Insurance opened a branch office in Canada in 2005. In 2013, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), a Canada domestic company, commenced operations and replaced the branch office. In 2009, we established a managing agent and syndicate 2012 (“Arch Syndicate 2012”) at Lloyd’s of London (“Lloyd’s”) and in 2018, we acquired McNeil & Company, Inc. (“McNeil”), a U.S. nationwide leader in specialized risk management and program administration.
We expanded our insurance platform in 2019 through two acquisitions. In January 2019 we acquired a book of U.K. commercial lines business from Ardonagh Group and are writing this business through Arch Insurance (U.K.) (“Arch U.K. Regional Division”). In November 2019, we completed the acquisition of Barbican Group Holdings Limited (“Barbican Holdings”), a Guernsey company, and its subsidiaries, including Barbican Managing Agency Limited (“BMAL”) and Lloyd’s Syndicate 1955 (“Barbican Syndicate 1955”). BMAL also provides Managing Agency services to Third Party Capital Syndicate 1856 (“Arcus”). Barbican Holdings also includes Castel Underwriting Agencies Limited (“Castel”) and other associated entities (collectively, “Barbican”). We also acquired U.K. commercial lines business from Ardonagh Group in January 2019, and this business is now written through Arch Insurance (U.K.) (“Arch U.K. Regional Division”). See “Operations—Insurance Operations” for further details on our insurance operations.

Our reinsurance underwriting platform initially consisted of Arch Re Bermuda and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations

ARCH CAPITAL	3	2019 FORM 10-K

in Europe began in 2006 with the formation of a Swiss branch of Arch Re Bermuda, and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance treaty activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. In 2008, we formed Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), our Ireland-based reinsurance company, which replaced the Swiss branch. We launched treaty operations in Canada in 2011 and the following year we acquired the credit and surety reinsurance operations of Ariel Reinsurance Company Ltd. The acquisition of Barbican in November 2019 also contributed to our reinsurance operations. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in government sponsored enterprise (“GSE”) credit risk-sharing transactions. Formed in 2011, Arch Insurance (EU) Designated Activity Company (formerly, Arch Mortgage Insurance Designated Activity Company) (“Arch Insurance (EU)”), provides mortgage insurance products and services to the European market.
Our mortgage platform was built through the acquisition of CMG Mortgage Insurance Company in 2014 (subsequently renamed Arch Mortgage Insurance Company). We further expanded our U.S. operations in 2016 through the acquisition of United Guaranty Corporation (“UGC”) (including United Guaranty Residential Insurance Company), from American International Group, Inc. (“AIG”). We acquired AIG United Guaranty Insurance (Asia) Limited (renamed “Arch MI Asia Limited”) from AIG in 2017. In January 2019, Arch LMI Pty Ltd (“Arch LMI”) was authorized by the Australian Prudential Regulation Authority (“APRA”) to write lenders’ mortgage insurance on a direct basis in Australia.
Our U.S. primary mortgage operations provide mortgage insurance products and services to the U.S. market. These operations include providers that are also approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. The mortgage operations also include participation in GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage reinsurance on a global basis. See “Operations—Mortgage Operations” for further details on our mortgage operations.
It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the markets we participate in.

In 2014 we acquired approximately 11% of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford”). In 2017, we acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia”). See “Operations—Other Operations” for further details on Watford and Premia.
The board of directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. Since the inception of the share repurchase program in February 2007 through December 31, 2019, Arch Capital has repurchased 386.3 million common shares for an aggregate purchase price of $3.97 billion. At December 31, 2019, the total remaining authorization under the share repurchase program was $1.00 billion.
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
In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance, Arch Specialty, Arch Indemnity and Arch E&S. Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity is an admitted insurer in 49 states and the District of Columbia. Arch E&S, which is not currently writing business, is an approved excess and surplus lines insurer in 47 states and the District of Columbia and an authorized insurer in one state. Our insurance group also operates McNeil, a specialized risk manager and a program administrator based in Cortland, New York. The headquarters

ARCH CAPITAL	4	2019 FORM 10-K

for our insurance group’s U.S. support operations (excluding underwriting units) are in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including five regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York, San Francisco, California, Dallas, Texas and additional branch offices.
Our insurance operations in Canada are conducted through Arch Insurance Canada, a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario.
In 2019, Arch Insurance (EU), based in Dublin, Ireland, received authorization from the Central Bank of Ireland (“CBOI”) to expand its classes of business as part of our plan to address the U.K.’s departure from the European Union (“Brexit”). As of January 2020, all of the insurance business in the European Union (“EU”) previously written by Arch Insurance (U.K.) is now written through Arch Insurance (EU). Arch Insurance (EU) has branches in Denmark, Italy and the U.K. Following the acquisition of Barbican, we conduct insurance operations on several platforms, including Arch Insurance (U.K.), Arch Syndicate 2012 and Barbican Syndicate 1955. In addition, BMAL also provides managing agency services to Third Party Capital Syndicate 1856. Barbican also includes Castel Underwriting Agencies Limited (“Castel”). Collectively, the U.K. insurance operations are referred to as “Arch U.K.”. Arch U.K. operations include the Arch U.K. Regional Division, which underwrites U.K. commercial lines. Arch U.K. conducts its operations from London, England, and other locations in the U.K. and also has branches in Germany, Italy, Spain and Denmark.
Arch Underwriting at Lloyd’s Ltd (“AUAL”) is the managing agent of Arch Syndicate 2012 and is responsible for the daily management of Arch Syndicate 2012. BMAL is the managing agent of Barbican Syndicate 1955 with daily management of Barbican Syndicate 1955 and Arcus Syndicate 1856. Arch Syndicate 2012 and Barbican Syndicate 1955 provide access to Lloyd’s extensive distribution network and worldwide licenses. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, is a Lloyd’s services company which underwrites exclusively for Arch Syndicate 2012. Arch Underwriting Agency (Australia) Pty. Ltd. is an Australian agency which also underwrites for Arch Syndicate 2012 and third parties.
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

ARCH CAPITAL	5	2019 FORM 10-K

products. The Arch U.K. Regional Division expands our retail distribution network in the U.K.

•
Grow strategic partnerships in stable and niche areas. Our insurance group aims to build more integrated long-term alignment with strategic partners offering superior access to niche opportunities, quality scalable businesses, or lines with reliable defensive qualities.

Our insurance group writes business on both an admitted and non-admitted basis. Our insurance group focuses on various specialty lines, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
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
Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provided for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Company—We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or if our agents, our insureds or other third parties commit fraud or otherwise breach obligations owed to us.” For information on major brokers, see note 17, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	6	2019 FORM 10-K

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

•
Maintain flexibility and respond to changing market conditions. Our reinsurance group’s organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing platforms in Bermuda, the U.S., Europe and Canada, broad underwriting expertise and substantial capital facilitate adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.

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
Our reinsurance group focuses on various specialty lines, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	7	2019 FORM 10-K

•	historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages;

•	projections of future loss frequency and severity; and

•	the perceived financial strength of the cedent.
Marketing. Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 17, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
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

Mortgage Operations
Our mortgage operations provide U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”); mortgage reinsurance primarily through Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe through Arch Insurance (EU) and in Hong Kong through Arch MI Asia Limited (“Arch MI Asia”); and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
In 2014 we completed the acquisition of CMG Mortgage Insurance Company from its owners, PMI Mortgage Insurance Co., (“PMI”) and CMFG Life Insurance Company (“CUNA Mutual”) and acquired PMI’s mortgage insurance platform and related assets. CMG Mortgage Insurance Company was renamed “Arch Mortgage Insurance Company” and entered the U.S. mortgage insurance marketplace. Arch Mortgage Insurance Company is licensed and operates in all 50 states, the District of Columbia and Puerto Rico. In December 2016, we completed the acquisition of UGC and its primary operating subsidiary, United Guaranty Residential Insurance Company, which is licensed and operates in all 50 states and the District of Columbia.
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
Arch Insurance (EU) was licensed and authorized by the CBOI in 2011 to operate on a pan-European basis under the EU’s freedom of establishment/freedom of services rules. Arch Underwriters Europe Limited (“Arch Underwriters Europe”), an Irish company authorized as an insurance and reinsurance intermediary by the CBOI, acts on behalf of Arch Insurance (EU) and Arch Re Europe with branch offices in Italy, Switzerland, the U.K., and Finland. In 2017 we completed the acquisition of Arch MI Asia from AIG. In January 2019, Arch LMI was authorized by APRA to write lenders’ mortgage insurance. Arch LMI is headquartered in Sydney, Australia and focuses on providing direct lenders’ mortgage insurance to the Australian market.

ARCH CAPITAL	8	2019 FORM 10-K

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

•
Maintain our position as a leading provider of U.S. mortgage insurance business. Prior to our 2014 acquisition, Arch Mortgage Insurance Company was the leading provider of mortgage insurance products and services to credit unions in the U.S. We broadened our customer base into national and regional banks and mortgage originators while maintaining and increasing our share of the mortgage insurance credit union market. With the acquisition of UGC in 2016, a leading provider of mortgage insurance products and services to national and regional banks and mortgage originators, we became a leading provider of U.S. mortgage insurance.

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

•
Direct mortgage insurance in Europe and other countries where we identify profitable underwriting opportunities. Since 2011, Arch Insurance (EU) has offered mortgage insurance to European mortgage lenders. Arch Insurance (EU)’s mortgage insurance is primarily purchased by European mortgage lenders in order to reduce lenders’ credit risk and regulatory capital requirements associated with the insured mortgages. In certain European countries, lenders purchase mortgage insurance to facilitate regulatory compliance with respect to high loan-to-value residential lending. Arch Insurance (EU) offers mortgage insurance on both a “flow” basis to cover new originations and through structured transactions to cover one or more portfolios of previously originated residential loans. Following regulatory approval of Arch LMI in January 2019, we are also focused on expanding origination opportunities for lenders in Australia.

•	Reinsurance. Arch Re Bermuda provides quota share reinsurance covering U.S. and international mortgages. Such amounts include a quota share reinsurance agreement

ARCH CAPITAL	9	2019 FORM 10-K

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

In 2015 we established Arch Mortgage Risk Transfer PCC Inc. (“Arch MRT”) a District of Columbia based protected cell captive insurer, licensed by District of Columbia Department of Insurance, Securities and Banking as a mortgage insurer. Arch MRT issues direct mortgage insurance to the GSEs through incorporated protected cells and cedes 100% of the risk to GSE approved reinsurers, including Arch Re U.S. Arch MRT entered into pilot transactions with both GSEs in 2018 and amended and extended both policies in 2019.
In 2019 we established Arch Credit Risk Services (Bermuda) (“ACRS”) Ltd. ACRS is licensed by the Bermuda Monetary Authority (“BMA”) as an insurance agent in Bermuda. ACRS offers mortgage credit assessment and underwriting advisory services with respect to participation in GSE credit risk transfer transactions.

Underwriting Philosophy. Our mortgage group believes in a disciplined, analytical approach to underwriting mortgage risks by utilizing proprietary and third party models, including forecasting delinquency and future home price movements with the goal of ensuring that premiums are adequate for the risk being insured. Experienced actuaries and statistical modelers are engaged in analytics to inform the underwriting process. As part of the underwriting process, our mortgage group typically assesses a variety of factors, including the:

•	ability and willingness of the mortgage borrower to pay its obligations under the mortgage loan being insured;

•	characteristics of the mortgage loan being insured and the value of the collateral securing the mortgage loan;

•	financial strength, quality of operations and reputation of the lender originating the mortgage loan;

•	expected future home price movements which vary by geography;

•	projections of future loss frequency and severity; and

•	adequacy of premium rates.
Sales and Distribution. We employ a sales force located throughout the U.S. to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer (including branches and affiliates) accounted for 4.0% and 4.7% of our gross premiums written for the years ending December 31, 2019 and 2018, respectively. No other customer accounted for greater than 3.3% and 2.7% of the gross premiums written for the years ending December 31, 2019 and 2018, respectively. The percentage of gross premiums written on our top 10 customers was 20.8% and 20.9% as of December 31, 2019 and 2018, respectively. In Europe, Asia, Bermuda and Australia, our products and services are/or will be distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines, pricing, reinsurance, utilization of proprietary risk models, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
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

ARCH CAPITAL	10	2019 FORM 10-K

reinsurance, we have developed a proprietary risk model that simulates the maximum loss resulting from severe economic events impacting the housing market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events.”
Claims Management. With respect to our direct mortgage insurance business, the claims process generally begins with notification by the insured or servicer to us of a default on an insured loan. The insured is generally required to notify us of a default after the borrower misses two consecutive monthly payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, rising interest rate levels and declining home prices. Upon notice of a default, in certain cases we may coordinate with loan servicers to facilitate and enhance retention workouts on insured loans. Retention workouts include loan modifications and other loan repayment options, which may enable borrowers to cure mortgage defaults and retain ownership of their homes. If a retention workout is not viable for a borrower, our loss on a loan may be mitigated through a liquidation workout option, including a pre-foreclosure sale or a deed-in-lieu of foreclosure.
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

Other Operations
In 2014 we and HPS Investment Partners, LLC (formerly Highbridge Principal Strategies, LLC) (“HPS”), sponsored the formation of Watford. Arch Re Bermuda invested $100.0 million in Watford common shares and acquired approximately 11% of Watford as well as warrants to purchase up to 975,503 additional common shares. We also purchased $35.0 million in aggregate principal amount of Watford Holdings Ltd’s 6.5% senior notes in 2019. Watford’s strategy is to combine a diversified reinsurance and insurance business with a disciplined investment strategy comprised primarily of non-investment grade credit assets. Watford’s own management and board of directors are responsible for its results and profitability. Arch Re Bermuda has appointed two directors to serve on the eight person board of directors of Watford. See note 11, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for further details.
In 2017 we and Kelso & Company (“Kelso”) sponsored the formation of Premia. Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100.0 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch Re Bermuda is providing a 25% quota share reinsurance treaty on certain business written by Premia, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia, in each case pursuant to separate multi-year agreements. Arch Re Bermuda has appointed two directors to serve on the seven person board of directors of Premia. In the 2019 fourth quarter, Barbican entered into certain reinsurance and related transactions with Premia pursuant to which Premia assumed a transfer of liability for the 2018 and prior years of account of Barbican as of July 1, 2019. See note 15, “Transactions with Related Parties,” to our consolidated financial statements in Item 8 for further details.
Employees
As of February 21, 2020, Arch Capital and its subsidiaries employed approximately 4,300 full-time employees.
RESERVES

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

ARCH CAPITAL	11	2019 FORM 10-K

For detail on our Loss Reserves by segment and potential variability in the reserving process, see the Loss Reserves section of “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements” in Item 7. For an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending Loss Reserves and information about prior year reserve development, see note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8. For information on our reserving process, see note 6, “Short Duration Contracts,” to our consolidated financial statements in Item 8.
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $4.35 billion at December 31, 2019. For detail on our unpaid and paid losses and loss adjustment expenses, see the Reinsurance Recoverables section of “Financial Condition, Reinsurance Recoverables” in Item 7.
INVESTMENTS

At December 31, 2019, total investable assets held by Arch were $22.3 billion, excluding the $2.70 billion included in the ‘other’ segment (i.e., attributable to Watford). Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. For detail on our investments, see the Investable Assets Held by Arch section of “Financial Condition” in Item 7 and note 8, “Investment Information,” to our consolidated financial statements in Item 8.

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
The financial strength ratings of our operating insurance and reinsurance subsidiaries are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings assigned to us by them. Such ratings may be revised downward or revoked at the sole discretion of such ratings agencies in response to a variety of factors, including capital adequacy, management, earnings, forms of capitalization and risk profile. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them. A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) are ratings agencies which have assigned financial strength and/or issuer ratings to Arch Capital and/or one or more of its subsidiaries.
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

ARCH CAPITAL	12	2019 FORM 10-K

In our insurance business, we compete with insurers that provide specialty property and casualty lines of insurance, including Alleghany Corporation, American Financial Group, Inc., American International Group, Inc., AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., Everest National Insurance Company, Fairfax Financial Holdings Limited, The Hartford Financial Services Group, Inc., Liberty Mutual Insurance, Lloyd’s, Markel Insurance Company, RLI Corp., Sompo International, Tokio Marine HCC, The Travelers Companies, Inc., W.R. Berkley Corp. and Zurich Insurance Group.
In our reinsurance business, we compete with reinsurers that provide property and casualty lines of reinsurance, including Alleghany Corporation, American International Group, Argo International Holdings, Ltd., AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, Everest Re Group Ltd., Hannover Rück SE, Lloyd’s, Markel Global Reinsurance, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., SCOR Global P&C, SCOR Global Life, Sompo International and Swiss Reinsurance Company.
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

ARCH CAPITAL	13	2019 FORM 10-K

in the identification and assessment of all key risks. The CRO is responsible for maintaining Arch Capital’s risk register and continually reviewing and challenging risk assessments, including the impact of emerging risks and significant business developments. Board approval is required for any new high level risks or change in inherent or residual designations.
Risk Monitoring and Control. Arch Capital’s risk management framework requires risk owners to monitor key risks on a continuous basis. The highest residual risks are actively managed by the FIR Committee. The remaining risks are managed and monitored at a process level by the risk owners and/or the CRO. Risk owners have ultimate responsibility for the day-to-day management of each designated risk, reporting to the CRO on the satisfactory management and control of the risk and timely escalation of significant issues that may arise in relation to that risk. The CRO is responsible for overseeing the monitoring of all risks across the business and for communicating to the relevant risk owners if she becomes aware of issues, or potential and actual breaches of risk appetite, relevant to the assigned risks. A key element of these monitoring activities is the evaluation of our position relative to risk tolerances and limits approved by the Board.
Risk Reporting. Quarterly, the CRO compiles the results of the key risk review process into a report to the FIR Committee for review and discussion at their quarterly meeting. The report includes an overview of selected key risks; a risk dashboard that depicts the status of risk limit and tolerance metrics; changes in the rating of high level risks in the Arch Capital risk register; and summaries of our largest exposures and reinsurance recoverables. If necessary, risk management matters reviewed at the FIR Committee meeting are presented for discussion by the Board. The CRO is responsible for immediately escalating any significant risk matters to executive management, the FIR Committee and/or the Board for approval of the required remediation. As part of our corporate governance, the Board and certain of its committees hold regular executive sessions with members of our management team. These sessions are intended to ensure an open and frank dialogue exists about various forms of risk across the organization.
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
For further discussion of our risk management policies, see the Ceded Reinsurance section of “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements” in Item 7.
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
Bermuda
General. Our Bermuda insurance operating subsidiary, Arch Re Bermuda, is a Class 4 general business insurer and a Class C long-term insurer, and is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”). The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the

ARCH CAPITAL	14	2019 FORM 10-K

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
Arch Re Bermuda must also comply with a minimum liquidity ratio and minimum solvency margin in respect of its general business. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss adjustment expenses (“LAE”) or premiums or pursuant to a risk-based capital measure. Arch Re Bermuda is also subject to an enhanced capital requirement (“ECR”) which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA has established a target capital level for each Class 4 insurer equal to 120% of its enhanced capital requirement. While a Class 4 insurer is not currently required to maintain its available statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory economic capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement which is established by reference to either the Class C BSCR model or an approved internal capital model.
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
The Insurance Amendment (No. 2) Act 2018 amended the Insurance Act to provide for the prior payment of policyholders’ liabilities ahead of general unsecured creditors in the event of the liquidation or winding up of an insurer. The amendments provide inter alia that, subject to certain statutorily preferred debts, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract excluding debts owed to an insurer under an insurance contract where the insurer is the person insured.

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

ARCH CAPITAL	15	2019 FORM 10-K

group enhanced capital requirement (“Group ECR”) and the BMA has established a group target capital level equal to 120% of the Group ECR.
The BMA maintains supervision over the controllers of all Bermuda registered insurers, and accordingly, any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder (or ceasing to be such a holder). The BMA may object to such a person and require the holder to reduce its holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable.
Economic Substance Act. During 2017, the EU’s Economic and Financial Affairs Council released a list of non-cooperative jurisdictions for tax purposes. The stated purpose of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions, but was referenced in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018 (as amended) of Bermuda and its related regulations (together, the “ES Act”). The ES Act came into force on January 1, 2019, and provides that a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the ES Act must comply with economic substance requirements. The list of “relevant activities” includes carrying on any one or more of the following activities: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the ES Act, if a company is engaged in one or more “relevant activities”, it is required to maintain a substantial economic presence in Bermuda and to comply with the economic substance requirements set forth in the ES Act. A company will comply with those economic substance requirements if it: (a) is managed and directed in Bermuda; (b) undertakes “core income generating activities” (as may be prescribed under the ES Act) in Bermuda in respect of the relevant activity; (c) maintains adequate physical presence in Bermuda; (d) has adequate full time employees in Bermuda with suitable qualifications; and (e) incurs adequate operating expenditure in Bermuda in relation to the relevant activity undertaken by it.
Companies that carry on insurance as a relevant activity are generally considered to operate in Bermuda with adequate substance, with respect to their insurance business, if they comply with the existing provisions of (a) the Companies Act 1981 relating to corporate governance; and (b) the Insurance Act 1978, that are applicable to the economic substance requirements, and the Registrar will have regard to such companies’ compliance with the Insurance Act 1978 (in addition to compliance with the Companies Act 1981) in his assessment of compliance with the economic substance requirements. That being said, such companies are still required to complete and file a Declaration Form, with the Bermuda Registrar of Companies and the Registrar will also have regard to the information provided in that Declaration Form in making his assessment of compliance with the ES Act.
Bermuda National Pension Scheme. The National Pension Scheme (Occupational Pensions) Amendment Act 2019 (the “NPS Amendment Act”), the provisions of which come into force on different dates, amends the existing legislation and regulations requiring employers to establish, register fund and maintain occupational pension plans. The NPS Amendment Act contains extensive amendments to the National Pension Scheme (Occupational Pensions) Act 1998 (the “NPS Act”) as amended that enhance existing provisions and introduce new provisions including provisions relating to non-Bermudian employees, civil penalties, Guidance Notes and hardship benefits for persons who are retired.
The NPS Amendment Act extends the requirement to provide an occupational pension plan to all employees meeting the eligibility criteria, with the exception of a person granted permission under the Bermuda Immigration and Protection Act 1956 to engage in gainful occupation in Bermuda for less than an aggregate period not exceeding twelve months, with effect from March 2, 2020. Historically and until such date, employers must only provide an occupational pension plan to Bermudians and the husband or wife of a Bermudian.
United States
General. Our U.S. based insurance operating subsidiaries are subject to extensive governmental regulation and supervision by the states and jurisdictions in which they are domiciled, licensed and/or approved to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurance and/or reinsurance subsidiaries domiciled in Delaware, North Carolina, Missouri, Wisconsin, Kansas and the District of Columbia. State insurance regulation and supervision is designed to protect policyholders rather than investors. Generally, state regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, methods of accounting, form and content of financial statements, certain aspects of governance, ERM, amounts we are required to hold as reserves for future payments, minimum capital and surplus requirements, annual and other report filings and transactions among affiliates. Our U.S. based subsidiaries are required to file detailed quarterly statutory financial statements with state insurance regulators. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations. Certain insurance

ARCH CAPITAL	16	2019 FORM 10-K

regulatory requirements are highlighted below. In addition to regulation applicable generally to U.S. insurance and reinsurance companies, our U.S. mortgage insurance operations are affected by federal and state regulation relating to mortgage insurers, mortgage lenders, and the origination, purchase and sale of residential mortgages. Arch Insurance (U.K.) is also subject to certain governmental regulation and supervision in the states where it writes excess and surplus lines insurance.
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
In general, credit for reinsurance is allowed if the reinsurer is licensed or “accredited” in the state in which the primary insurer is domiciled; or if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Most states have adopted provisions of the NAIC Credit for Reinsurance Model Law and Regulation that allow full credit to U.S. ceding insurers for reinsurance ceded to reinsurers that have been approved as “certified reinsurers” based upon less than 100% collateralization. Arch Re Bermuda is approved as a “certified reinsurer” in 35 states.
In April 2018, the U.S. and the EU entered into the Bilateral Agreement between the United States of America and the European Union on Prudential Matters Regarding Insurance and Reinsurance (the “EU-US Covered Agreement”) that, among other things, would eliminate reinsurance collateral requirements for qualified U.S. reinsurers operating in the EU insurance market, and eliminate reinsurance collateral requirements for qualified EU reinsurers operating in the U.S. insurance market. In December 2018, the U.S. Secretary of the Treasury and the U.S. Trade Representative announced that they had reached agreement with the U.K. on a covered agreement (“U.K. Covered Agreement”) that would extend terms nearly identical to the EU Covered Agreement to insurers and reinsurers operating in the U.K. should the United Kingdom ultimately leave the EU. The NAIC has adopted amendments to the Credit for Reinsurance Model Law and Regulation that would implement the EU-US Covered Agreement and the U.K. Covered Agreement and eliminate reinsurance collateral requirements for qualified reinsurers domiciled in other jurisdictions deemed “Reciprocal Jurisdictions”.The NAIC has published a list of Reciprocal Jurisdictions that includes Bermuda, but it is possible that one or more states that adopt

ARCH CAPITAL	17	2019 FORM 10-K

the amended Credit for Reinsurance Model Law and Regulation may not accept Bermuda as a Reciprocal Jurisdiction.
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
Cybersecurity and Privacy. The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us. Privacy legislation and regulation has also become an issue of increasing focus in many states. In addition, the California legislature passed the California Consumer Privacy Act of 2018,(“CCPA”) which also applies to us, came into effect on January 1, 2020, and grants California consumers certain rights to, among other things, access and delete data about them subject to certain exceptions, as well as a private right of action with statutory penalties. Additional privacy laws expanding CCPA have already been proposed in California, and a range of new privacy laws are also under consideration in other states, as well as by the federal government. We cannot predict the impact these evolving laws and regulations may have on our business, financial condition or results of operations, but we could incur additional costs resulting from compliance with such laws and regulations.

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
Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, a number of federal laws affect and apply to the insurance industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program (“TRIP”), consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. See “Risk Factors—Risks Related to Our Industry-We could face unanticipated losses from war, terrorism, cyber-attacks,

ARCH CAPITAL	18	2019 FORM 10-K

pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations” for more information on TRIP. In addition, FIO is authorized to assist the U.S. Secretary of the Treasury in negotiating “covered agreements” between the U.S. and one or more foreign governments or regulatory authorities that address insurance prudential measures.
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
GSE Eligible Mortgage Insurer Requirements. GSEs impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to the GSEs, known as the Private Mortgage Insurer Eligibility Requirements (“PMIERs”). The PMIERs apply to our eligible mortgage insurers, but do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans). Our eligible mortgage insurers satisfied the PMIERs’ financial requirements as of December 31, 2019.
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
United Kingdom
General. The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K. both under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance (U.K.) (formerly Arch Insurance Company (Europe) Limited) was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. In 2009, AUAL was licensed and authorized by the relevant U.K. regulator and the Lloyd’s Franchise Board and holds the relevant permissions for the classes of insurance business which are underwritten in the U.K. by Arch Syndicate 2012. Arch Syndicate 2012 has one corporate member (the legal entity through which Funds at Lloyd’s are deposited), Arch Syndicate Investments Ltd. (“ASIL”). The Lloyd’s syndicates managed by BMAL have 11 corporate members. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and

ARCH CAPITAL	19	2019 FORM 10-K

resilient with transparent pricing information and which compete effectively and have the interests of their customers and the integrity of the market at the heart of how they run their business. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Arch Insurance (U.K.), AUAL and BMAL are subject to periodic assessment by the PRA along with all regulated firms. Arch Insurance (U.K.), AUAL and BMAL are subject to regulation by both the PRA and FCA. Castel is authorized and regulated by the FCA and is subject to periodic assessment and review by the FCA.
Lloyd’s Supervision. The operations of AUAL (as managing agent of Arch Syndicate 2012) and BMAL (as managing agent of Barbican Syndicate 1955 and Arcus Syndicate 1856) and each syndicate’s respective corporate members, are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd’s, and requirements made under those byelaws. The Council of Lloyd’s, established in 1982 by Lloyd’s Act 1982, has overall responsibility and control of Lloyd’s. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd’s market, including specifying conditions in relation to underwriting and claims operations of Lloyd’s participants. Lloyd’s is also subject to the provisions of the FSMA. Lloyd's is authorized by the PRA and regulated by the PRA and FCA. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or FCA's rules, although the PRA has delegated certain of its powers, including some of those relating to prudential requirements, to Lloyd’s. Each corporate member of Lloyd’s is required to contribute a percentage of the member’s premium income for each year of account to the Lloyd’s central fund. The Lloyd’s central fund is available if members of Lloyd’s assets are not sufficient to meet claims for which the member is liable. Each corporate member of Lloyd’s, may also be required to contribute to the central fund by way of a supplement to a callable layer of up to 3% of the corresponding member’s premium income limit for the relevant year of account. In addition, ASIL as a member of Arch Syndicate 2012, and Barbican Corporate Member Limited, as a member of Barbican Syndicate 1955, are each approved to underwrite excess and surplus lines insurance in most states in the U.S. through Lloyd’s licenses. Such activities must be in compliance with the Lloyd’s requirements.
Financial Resources. The European solvency framework and prudential regime for insurers and reinsurers, the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. See “European Union—Insurance and Reinsurance Regulatory Regime” below for additional details.
Arch Insurance (U.K.), AUAL (on behalf of Arch Syndicate 2012) and BMAL (on behalf of Barbican Syndicate 1955) are currently required to meet economic risk-based solvency requirements imposed under Solvency II. Solvency II, together with European Commission “delegated acts” and guidance issued by the European Insurance and Occupational Pensions Authority (“EIOPA”) sets out classification and eligibility requirements, including the features which capital must display in order to qualify as regulatory capital.
Financial Services Compensation Scheme. The Financial Services Compensation Scheme (“FSCS”) is a scheme established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. The FSCS is funded by the levies that it has the power to impose on all insurers. Arch Insurance (U.K.) could be required to pay levies to the FSCS.
Restrictions on Acquisition of Control. Under FSMA, the prior consent of the PRA or FCA, as applicable, is required, before any person can become a controller or increase its control over any regulated company, including Arch Insurance (U.K.) and AUAL, or over the parent undertaking of any regulated company. Therefore, the PRA's or FCA's prior consent, as applicable, is required before any person can become a controller of Arch Capital. Prior consent is also required from Lloyd’s before any person can become a controller or increase its control over a corporate member or a managing agent or a parent undertaking of a corporate member or managing agent. A controller is defined for these purposes as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking.
Restrictions on Payment of Dividends. Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the PRA or FCA, as applicable, requires that insurance companies, insurance intermediaries and other regulated entities maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance (U.K.), BMAL and Castel.
European Union Considerations. Following the referendum in June 2016 in which a majority of voting U.K. citizens voted in favor of the U.K. leaving the EU and the approval of the Withdrawal Agreement by both the U.K. Parliament and the EU Parliament, the U.K. withdrew from the EU on January 31, 2020 (“Brexit”). The terms of Brexit are set forth in the Withdrawal Agreement and provide for a transition period of 11 months from January 31, 2020 until December 31, 2020 (unless a single extension of one to two years to this transition period is agreed between the U.K. government and the EU by June 30, 2020, although the U.K. government has indicated that

ARCH CAPITAL	20	2019 FORM 10-K

no extension will be sought) during which time the U.K. will remain in the EU customs union and single market (“Transition Period”). During the Transition Period, there will be no change in passporting rights for financial institutions in the U.K. This authorization enables Arch Insurance (U.K.) and AUAL to exercise “passporting” rights to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial and operational supervision by the PRA or FCA (as applicable). Through their respective authorizations in the U.K., Arch Insurance (U.K.)’s, AUAL’s, BMAL’s and Castel’s authorizations are currently recognized throughout the European Economic Area (“EEA”), subject only to certain notification and application requirements. The conditions for the establishment of branches in Member States of the EU are set out in Solvency II. Arch Insurance (U.K.) currently has branches in Germany, Italy, Spain and Denmark. During the Transition Period, through their passporting rights, our companies authorized in the U.K. will continue to have the freedom to provide insurance services anywhere in the EEA subject to compliance with certain rules governing such provision, including notification to the PRA or FCA, as applicable. Under our Brexit plan, from January 2020, all of the EU insurance business of Arch Insurance (U.K.) is conducted by Arch Insurance (EU).
Unless the Transition Period is extended beyond December 31, 2020 (of which any single extension of one to two years must be agreed between the U.K. government and the EU by June 30, 2020), there will be a loss of passporting rights for financial institutions in the U.K., except to the extent that any aspect of the regime is preserved in a separate agreement between the EU and the U.K. The long-term implications of Brexit on the Solvency II framework in the U.K. are uncertain after the expiration of the Transition Period. See “Risk Factors—Risks Relating to Our Industry—The U.K.’s Withdrawal from the EU could adversely affect us.”
Ireland
General. The CBOI regulates insurance and reinsurance companies and intermediaries authorized in Ireland. Our three Irish operating subsidiaries are Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe. Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch Insurance (EU) was licensed and authorized by the CBOI as a non-life insurer in December 2011. As part of our Brexit planning, it was decided that Arch Insurance (EU) would became the platform for Arch's EU non-life insurance business. A change in business plan application was submitted to the CBOI and approval was received in February 2019. Arch Mortgage Insurance Designated Activity Company name was changed to Arch Insurance (EU) to reflect the expanded nature of the company's operations. Arch Underwriters Europe was registered by the CBOI as an insurance and reinsurance intermediary in July 2014. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBOI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI.
Arch Re Europe and Arch Insurance (EU) are required to comply with Solvency II requirements. See “European Union —Insurance and Reinsurance Regulatory Regime” below for additional details. As an intermediary, Arch Underwriters Europe is subject to a different regulatory regime and is not subject to solvency capital rules, but must comply with requirements such as to maintain professional indemnity insurance and to have directors that are fit and proper. Our Irish subsidiaries are also subject to the general body of Irish company laws and regulations including the provisions of the Companies Act 2014.
Financial Resources. Arch Re Europe and Arch Insurance (EU) are required to meet economic risk-based solvency requirements imposed under Solvency II. Solvency II, together with European Commission “delegated acts” and guidance issued by EIOPA sets out classification and eligibility requirements, including the features which capital must display in order to qualify as regulatory capital.
Restrictions on Acquisitions. Under Irish law, the prior consent of the CBOI is required before any person can acquire or increase a qualifying holding in an Irish insurer or reinsurer, including Arch Insurance (EU) and Arch Re Europe, or their parent undertakings. A qualifying holding is defined for these purposes as a direct or indirect holding that represents 10% or more of the capital of, or voting rights, in the undertaking or makes it possible to exercise a significant influence over the management of the undertaking.
Restrictions on Payment of Dividends. Under Irish company law, Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are permitted to make distributions only out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, the CBOI has powers to intervene if a dividend payment were to lead to a breach of regulatory capital requirements.
European Union Considerations. As Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are authorized by the CBOI in Ireland, a Member State of the EU, those authorizations are recognized throughout the EEA. Subject only to certain notification and application requirements, Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe can provide services, or establish a branch, in any other Member State of the EEA. Although, in doing so, they may be subject

ARCH CAPITAL	21	2019 FORM 10-K

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
Following Brexit and the end of the Transition Period, the U.K.'s withdrawal from the EU will lead to a loss of passporting rights for EEA financial institutions (including our Irish operating subsidiaries) into the U.K., except to the extent that any aspect of the regime is preserved in a separate agreement between the EU and the U.K. Absent such agreement, the post-Brexit status and rules applicable to U.K. branches of EEA financial institutions will be primarily driven by U.K. law and regulation. See “Risk Factors—Risks Relating to Our Industry—The U.K.’s Withdrawal from the EU could adversely affect us.”
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
Following Brexit, the U.K.’s withdrawal from the EU will lead to a loss of passporting rights from U.K. financial institutions into the EU, except to the extent that any aspect of the regime is preserved in a separate agreement between the U.K. and the EU. See “Risk Factors—Risks Relating to Our Industry—The U.K.’s Withdrawal from the EU could adversely affect us.”
Arch Re Europe and Arch Insurance (EU), being established in Ireland and authorized by the CBOI are able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services, and, in respect of Arch Insurance (EU), insurance services in all EEA states.
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

ARCH CAPITAL	22	2019 FORM 10-K

authorized by the CBOI, is able, subject to regulatory notifications and there being no objection from the CBOI, to establish branches and provide services in all EEA states.
Privacy. The European General Data Protection Regulation (the “GDPR”) came into effect on May 25, 2018. The GDPR aims to introduce consistent data protection rules across the EU and EEA, and its scope extends to certain entities not established in the EEA if they process personal data or offer goods or services to, or monitor the behavior of, EEA data subjects. The GDPR contains a number of requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design,” including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.
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

ARCH CAPITAL	23	2019 FORM 10-K

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
United States. Arch Capital and its non-U.S. subsidiaries intend to conduct their operations in a manner that will not cause them to be treated as engaged in a trade or business in the U.S. and, therefore, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premium and withholding taxes on dividends and certain other U.S. source investment income). However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, as amended (the “Code”), or regulations or court decisions, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that Arch Capital or its non-U.S. subsidiaries are or have been engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as the branch profits tax, on its income, which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provisions of a tax treaty. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a domestic corporation, except that deductions and credits generally are not permitted unless the foreign corporation has timely filed a U.S. federal income tax return in accordance with applicable regulations. Penalties may be assessed for failure to file tax returns. The 30% branch profits tax is imposed on net income after subtracting the regular corporate tax and making certain other adjustments.
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
Non-U.S. insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If any of Arch Capital's non-U.S. insurance subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S., a significant portion of such company's investment income could be subject to U.S. federal income tax.
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
The Tax Cuts and Jobs Act of 2017 (the “Tax Cuts Act”) was signed into law by the President of the United States in 2017. For taxable years beginning after 2017, the Tax Cuts Act imposes a 10% minimum base erosion and anti-abuse tax (increased to 12.5% for the 2026 taxable year and the subsequent taxable years) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums). Final regulations interpreting the base erosion and anti-abuse tax were issued in December 2019.
United Kingdom. Our U.K. subsidiaries are companies incorporated and have their central management and control in the U.K., and are therefore resident in the U.K. for corporation

ARCH CAPITAL	24	2019 FORM 10-K

tax purposes. As a result, they will be subject to U.K. corporation tax on their respective profits. The U.K. branches of Arch Re Europe and Arch Insurance (EU) will be subject to U.K. corporation tax on the profits (both income profits and chargeable gains) attributable to each branch. The rate of U.K. corporation tax for the financial year is 19% on profits.
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
Ireland. Each of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of the branches of Arch Re Europe and Arch Underwriters Europe. Any creditable foreign tax payable will be creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s branches with the same principle applied to Arch Underwriters Europe’s branches. The current rate of Irish corporation tax applicable to such trading profits is 12.5%.
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

ARCH CAPITAL	25	2019 FORM 10-K

For purposes of this discussion, the term “U.S. Person” means:

•	an individual who is a citizen or resident of the U.S.;

•	a corporation or entity treated as a corporation created or organized under the laws of the U.S., any state thereof, or the District of Columbia;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source;

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
Taxation of Our U.S. Shareholders
Controlled Foreign Corporation Rules. We or any of our non-U.S. subsidiaries will be treated as a CFC with respect to any

ARCH CAPITAL	26	2019 FORM 10-K

taxable year if at any time during such taxable year, one or more “10% Shareholders” (as defined below) collectively own more than 50% of us or such non-U.S. subsidiary (as applicable) by vote or value (taking into account shares actually owned by such U.S. holder as well as shares attributed to such U.S. holder under the Code or the regulations thereunder). For taxable years beginning on or before December 31, 2017, a 10% Shareholder means any shareholder who was considered to own, actually or constructively, 10% or more of the total combined voting power of our shares or those of our non-U.S. subsidiaries (as applicable). Under the Tax Cuts Act, for taxable years beginning after December 31, 2017, a 10% Shareholder also includes any shareholder who is considered to own, actually or constructively, 10% or more of the value of our shares or those of our non-U.S. subsidiaries (as applicable). As a result, for taxable years beginning after December 31, 2017, the voting cut-back limitation contained in our bye-laws that limits the votes conferred by the Controlled Shares (as defined in our bye-laws) of any U.S. Person to 9.9% of the total voting power of all our shares entitled to vote will not prevent any U.S. holder from being treated as a 10% Shareholder. Due to the repeal of section 958(b)(4) under the Tax Cuts Act, all non-U.S. subsidiaries directly or indirectly owned by Arch Capital are treated as constructively owned by its US subsidiaries, and therefore are treated as CFCs.
Status as a CFC would not cause us or any of our non-U.S. subsidiaries to be subject to U.S. federal income tax. Such status also would have no adverse U.S. federal income tax consequences for any U.S. holder that is not a 10% Shareholder with respect to us or any of such non-U.S. subsidiaries (as applicable). If we or any of our non-U.S. subsidiaries are or were a CFC with respect to any taxable year, a U.S. holder that is considered a 10% U.S. Shareholder would be subject to current U.S. federal income taxation (at ordinary income tax rates) to the extent of all or a portion of the undistributed earnings and profits of Arch Capital and our subsidiaries attributable to “subpart F income” (including certain insurance premium income and investment income) or global intangible low-taxed income and may be taxable at ordinary income tax rates on any gain recognized on a sale or other disposition (including by way of repurchase or liquidation) of our common shares or preferred shares to the extent of the current and accumulated earnings and profits attributable to such common shares or preferred shares. For taxable years beginning after December 31, 2017, a helpful limitation, which provides that a U.S. shareholder would not be subject to the current inclusion rules of Subpart F for a taxable year unless the non-U.S. corporation was a CFC for an uninterrupted period of 30 days or more during such taxable year, will no longer apply.
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

ARCH CAPITAL	27	2019 FORM 10-K

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
In July 2019, the IRS issued proposed regulations in an attempt to define the foreign insurance company exception to the PFIC rules (the “proposed PFIC insurance regulations”). No regulations interpreting the substantive PFIC provisions have yet been finalized. It is possible that the regulations interpreting the PFIC provisions will be issued in the future and contain rules different from those in the proposed PFIC insurance regulations. Each U.S. holder should consult its own tax advisor as to the effects of these rules.
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

ARCH CAPITAL	28	2019 FORM 10-K

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
The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. See “Competition” in Item 1 for details on our competitors in each of the major segments we operate in. There has been significant consolidation in the insurance and reinsurance sector in recent years and we may experience increased competition as a result of that consolidation, with consolidated entities having enhanced market power. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. Any failure by us to effectively compete could adversely affect our financial condition and results of operations.

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

ARCH CAPITAL	29	2019 FORM 10-K

Claims for catastrophic events could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations.
We have large aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including hurricanes, floods, tsunamis, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. The frequency and severity of natural catastrophe activity, including hurricanes, tsunamis, tornadoes, floods and droughts, has also been greater in recent years. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events may vary materially from estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.
In addition, over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, there is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major catastrophes appears to have increased, and may continue to increase in the future.
Claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses, cause substantial volatility in our results of operations and could have a material adverse effect on our ability to write new business if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. Additionally, catastrophic events could result in increased credit exposure to reinsurers and other counterparties we transact business with, declines in the value of investments we hold and significant disruptions to our physical infrastructure, systems and operations.

Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. We attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance. Underwriting controls can include more restrictive underwriting criteria such as higher premiums and deductibles, or losses retained, and more specifically excluded policy risks. Our deductible in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events. As a result, the occurrence of one or more catastrophic events and the continuation and worsening of recent trends could have an adverse effect on our results of operations and financial condition.

Environmental, Social and Governance (ESG) and sustainability have become major topics that encompass a wide range of issues, such as climate change and other environmental risks. It is something that has come to the fore at a European level. For example, the European Commission has published non-binding guidelines on non-financial reporting (to include climate-change related information). It may well be that mandatory, rather than voluntary, disclosure requirements will be introduced in due course which could have an impact on the operation model of Arch Capital.

We could face unanticipated losses from war, terrorism, cyber-attacks, pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
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

ARCH CAPITAL	30	2019 FORM 10-K

2002, as amended are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIP for up to 80% subject to a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages. The program trigger for calendar year 2020 is $200 million. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

Our operations are also exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, on January 30, 2020, the World Health Organization declared that the recent coronavirus disease 2019 (“COVID-19”) outbreak which emanated from China was a global health emergency. This has resulted in increased travel restrictions and extended shutdown of certain businesses not just in China but in other parts of Asia as well. With a recent rise in the number of cases of the coronovirus outside of China, travel restrictions and other disruption to businesses globally have also increased. While the effects of the coronavirus will be difficult to assess or predict, an outbreak could have a significant impact on our business. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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
In the EU, Solvency II imposed economic risk-based solvency requirements across all EU Member States covering quantitative capital requirements, qualitative regulatory reviews and market discipline. In addition, Solvency II imposes significant requirements for our EU-based regulated companies which require substantial documentation and implementation effort. Following the U.K.’s departure from the EU, it is uncertain whether the U.K. will maintain equivalence with Solvency II beyond the end of the Transition Period.
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

ARCH CAPITAL	31	2019 FORM 10-K

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
As of December 31, 2019, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $9.81 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2019.
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

ARCH CAPITAL	32	2019 FORM 10-K

provide sufficient guidance. No assurances can be made that these loss limitation methods will be effective and mitigate our loss exposure. One or more catastrophic events or severe economic events could result in claims that substantially exceed our expectations, or the protections set forth in our policies could be voided, which, in either case, could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity. In addition, factors such as global climate change limit the value of historical experience and therefore further limit the effectiveness of our loss limitation methods. See “Catastrophic Events and Severe Economic Events” in Item 7 for further details. Depending on business opportunities and the mix of business that may comprise our insurance, reinsurance and mortgage insurance portfolio, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business and mortgage default exposed business.
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
The U.K.’s Withdrawal from the EU could adversely affect us.
In a referendum in June 2016, a majority of voting U.K. citizens voted in favor of Brexit, whereby the U.K. will leave the EU. The U.K. government invoked Article 50 of the Treaty on European Union (“Article 50”) in 2017. On January 31, 2020, the U.K. withdrew from the EU. Terms of this withdrawal are set forth in the Withdrawal Agreement, which was approved by the U.K. Parliament and the EU Parliament. The Withdrawal Agreement allows for a Transition Period whereby

"passporting" rights will continue to exist until the end of the Transition Period, which is December 31, 2020 (unless a single extension of one to two years to this Transition Period is agreed between the U.K. government and the EU, by June 30, 2020, although the U.K. government has indicated that no extension will be sought). During the Transition Period, the U.K. government and the EU will endeavor to negotiate a trade deal to govern the future relationship between the U.K. and the EU. If a trade deal is not agreed by the end of the Transition Period (and no extension to the Transition Period is agreed between the U.K. and the EU), the U.K. will leave the EU on December 31, 2020 on World Trade Organization ("WTO") terms, meaning that most U.K. goods will be subject to tariffs until a free trade deal is brought in and "passporting" rights will cease to apply.
Accordingly, there remains considerable uncertainty as to the negotiations between the U.K. and the EU during the Transition Period and the ultimate structure of the U.K’s future relationship with the EU. There is no certainty that the U.K.’s solvency and prudential regime will be deemed “equivalent” to Solvency II or that the U.K. will not impose more stringent requirements on companies conducting insurance business in the U.K.
During this Transition Period and beyond, the impact of the U.K.’s withdrawal on the U.K. and European economies and the broader global economy could be significant, resulting in negative consequences, such as increased volatility and illiquidity, and potentially lower economic growth in various markets in the U.K., Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU. We anticipate that Brexit may disrupt our U.K. domiciled entities, including our Lloyd’s syndicates, and their ability to “passport” within the EU. Similarly, Brexit may disrupt the ability of our EU domiciled entities to access the U.K. markets although the U.K is attempting to mitigate this by introducing a temporary permissions regime which allows firms that wish to continue carrying out regulated activities in the U.K. in the longer term to operate in the U.K for a limited period after withdrawal, while they seek authorization from the U.K. regulators. The full effects of Brexit are uncertain and will depend on any agreements the U.K. and EU enter into regarding their future relationship.
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

ARCH CAPITAL	33	2019 FORM 10-K

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

ARCH CAPITAL	34	2019 FORM 10-K

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
Arch MI U.S. had risk in force of approximately $73.4 billion, before external reinsurance, as of December 31, 2019, including $3.9 billion of risk in force originated in 2009 and prior. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk. The mix of business in our insured loan portfolio may affect losses and remain uncertain.
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
Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. In addition, the premium rate for loans that refinanced in 2019 may be lower than premium rates charges on the original purchase in prior years. The premiums charged on the acquired UGC insured loan portfolio, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers.
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

ARCH CAPITAL	35	2019 FORM 10-K

our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and could have a material adverse impact on our financial condition and results of operations. In addition, a downgrade in ratings of certain of our operating subsidiaries would in certain cases constitute an event of default under our credit facilities. For further information on our financial strength and/or issuer ratings, see “Ratings” in Item 1. For further information on our letter of credit facilities, see the Letter of Credit and Revolving Credit Facilities section of “Contractual Obligations and Commercial Commitments” in Item 7.
We can offer no assurances that our ratings will remain at their current levels or that any of our ratings which are under review or watch by ratings agencies will remain unchanged. We believe it is possible that rating agencies may heighten the level of scrutiny they apply when analyzing companies in our industry, may increase the frequency and scope of their reviews, may request additional information from the companies that they rate (including additional information regarding the valuation of investment securities held), and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels.
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
We operate within an ERM framework designed to assess and monitor our risks. However, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework. There can be no assurance that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments. For further information on our ERM framework, see “Enterprise Risk Management” in Item 1.
Our business is dependent upon insurance and reinsurance brokers and intermediaries, and the loss of important broker relationships could materially adversely affect our ability to market our products and services.
We market our insurance and reinsurance products primarily through brokers and intermediaries. We derive a significant portion of our business from a limited number of brokers. During 2019, approximately 12.2% and 9.6% of our gross premiums written were generated from or placed by Aon Corporation and its subsidiaries and Marsh & McLennan Companies and its subsidiaries, respectively. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2019. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage, offer higher commissions and/or have had longer term relationships with the brokers we use than we have. This may adversely impact our ability to attract and retain brokers to sell our insurance products or brokers may increasingly promote products offered by other companies. The failure or inability of brokers to market our insurance products successfully, or loss of all or a substantial portion of the business provided by these brokers could have a material adverse impact on our business, financial condition and results of operations.

ARCH CAPITAL	36	2019 FORM 10-K

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
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (75.8% as of December 31, 2019). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. Changing market conditions could materially affect the future valuation of securities in our investment portfolio, which could cause us to impair some portion of those securities. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
Foreign currency exchange rate fluctuation may adversely affect our financial results.
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling, the Australian Dollar and the Canadian Dollar. Changes in foreign currency exchange rates can reduce our revenues, increase our liabilities and costs and cause fluctuations in the valuation of our investment portfolio. We may therefore suffer losses solely as a result of exchange rate fluctuations. In order to mitigate our exposure to foreign currency fluctuations in our net insurance liabilities, we have invested and expect to continue to invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Changes in

ARCH CAPITAL	37	2019 FORM 10-K

the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income. We have chosen not to hedge certain currency risks on capital contributed to certain subsidiaries, and may continue to choose not to hedge our currency risks. There can be no assurances that arrangements to match projected liabilities in foreign currencies with investments in the same currencies or derivative financial instruments will mitigate the negative impact of exchange rate fluctuations, and we may suffer losses solely as a result of exchange rate fluctuations.
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
Our investment portfolio includes residential mortgage backed securities (“RMBS”). As of December 31, 2019, RMBS constituted approximately 2.4% of cash and invested assets held by Arch. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and interest rate trends. In periods of declining interest rates, mortgage prepayments generally increase and RMBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. The residential mortgage market in the U.S has experienced a variety of difficulties in certain underwriting periods. A decline or an extended flattening in residential property values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio and may have other wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have an adverse impact on our results of operations, financial condition, business and operations.
Mortgage insurance losses result when a borrower becomes unable to continue to make mortgage payments and the home of such borrower cannot be sold for an amount that covers unpaid principal and interest and the expenses of the sale. Deteriorating economic conditions increase the likelihood that borrowers will have insufficient income to pay their mortgages and can adversely affect housing values. In addition, natural disasters or other catastrophic events could result in increased claims if such events adversely affected the employment and income of borrowers and the value of homes. Any of these events or deteriorating economic conditions could cause our mortgage insurance losses to increase and adversely affect our results of operations and financial condition. See “Catastrophic Events and Severe Economic Events” in Item 7 for further details.
Our portfolio includes commercial mortgage backed securities (“CMBS”). At December 31, 2019, CMBS constituted approximately 3.3% of cash and invested assets held by Arch. The commercial real estate market may experience price deterioration, which could lead to delinquencies and losses on commercial real estate mortgages.
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

ARCH CAPITAL	38	2019 FORM 10-K

Fannie Mae implemented these changes by March 1, 2019, although certain requirements were implemented as early as January 1, 2019. Freddie Mac’s requirements became effective October 1, 2018. If these or other factors cause the length of time our mortgage insurance policies remain in force to decline, our mortgage insurance revenues could be adversely affected.
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
Uncertainty relating to the determination of LIBOR and the potential phasing out and replacement of LIBOR after 2021 may adversely affect our cost of capital, net investment income and mortgage reinsurance costs.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR and certain other indices which are currently utilized as benchmarks are not expected to be published after 2021. LIBOR is the benchmark rate that is used by many banks and issuers to set interests in loan documents. Recognizing the need to replace LIBOR, authorities in the United States convened the Alternative Reference Rate Committee (“ARRC”) in 2014 to identify a replacement for LIBOR. In 2017, the ARRC identified the Secured Overnight Financing Rate (“SOFR”) - a combination of certain overnight repo rates, as its preferred alternative to LIBOR, and in April 2018, the Federal Reserve Bank of New York began publishing the SOFR rate. Because SOFR is an overnight rate, versus the various term rates that are available with LIBOR, and SOFR is also a risk-free rate, versus LIBOR which has an embedded credit charge, the transition from LIBOR to SOFR will require adjustments. The uncertainty of these adjustments, and the timing of when the transition will occur may adversely affect the value of and trading market for LIBOR-based securities. Moreover, the transition to SOFR from LIBOR for U.S. Dollar transactions as well as LIBOR transitions in other currencies and any future reform, replacement or disappearance of LIBOR may adversely affect the value of and return of our investment portfolio, our cost of capital and our cost of issuing Bellemeade mortgage risk transfer securities. We do not believe that it is possible to predict how markets will respond to the transition to SOFR from LIBOR on new or existing financial instruments or quantify the potential effect of any such event on us at this time. While we have an internal committee focused on managing the replacement of LIBOR for our investments and operations, we do not believe that it is possible to predict how markets will respond to the transition to SOFR, or any other rate, from

LIBOR on new or existing financial instruments or quantify the potential effect of any such event on us at this time.
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
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and strategic investments in joint ventures such as Watford, Premia and others, may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values.
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

ARCH CAPITAL	39	2019 FORM 10-K

to raise additional funds through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected. See “Capital Resources” in Item 7 for further details.
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
Our customers, especially our mortgage insurance customers, require that we conduct our business in a secure manner, electronically via the Internet or via electronic data transmission. We must continually invest significant resources in establishing and maintaining electronic connectivity with customers. In order to integrate electronically with customers in the mortgage insurance industry, we require electronic connections between our systems and those of the industry's largest mortgage servicing systems and leading loan origination systems. Our mortgage group currently possesses connectivity with certain of these external systems, but there is no assurance that such connectivity is sufficient and we are continually undertaking new electronic integration efforts with third-party loan servicing and origination systems. We also rely on electronic integrations in our insurance operations, both in the

U.S. and the U.K. The extent to which our insurance operations utilize electronic connections with external systems will expand to address the increasing importance of the use of the information technology for our insurance customers. Our business, financial condition and operating results may be adversely affected if we do not possess or timely acquire the requisite set of electronic integrations necessary to keep pace with the technological demands of customers.
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

ARCH CAPITAL	40	2019 FORM 10-K

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

In addition, the regulatory environment surrounding information security and privacy is increasingly changing. We are subject to EU, U.S. federal, state and other foreign laws and regulations regarding the protection of personal data and information. These laws and regulations are complex and sometimes conflict. We could be subject to fines, penalties and/or regulatory enforcement actions in one or more jurisdictions if any person, including any employee, disregards or breaches, whether intentionally or negligently, controls intended to protect the confidential information of our employees or clients. Failure to timely report breach incidents under these regulations may also result in fines, penalties and/or other enforcement actions. As an example, the New York State Department of Financial Services adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction that came into effect March 1, 2017. California also enacted the CCPA, which took effect January 1, 2020 and grants California consumers certain rights to, among other things, access and delete data about them subject to certain exceptions, as well as a private right of action with statutory penalties. Additionally, GDPR came into effect on May 25, 2018, and requires businesses offering goods and services to, or monitoring the behavior of, customers in the EU to comply with onerous accountability obligations and significantly enhanced conditions to processing personal data. Non-compliance with the GDPR could result in a fine of up to 4% of a firm’s global annual revenue per violation. Our ability to conduct our business and our results of operations might be materially and adversely affected.
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
The GSEs are the beneficiaries of the significant majority of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. The charters of the GSEs require credit enhancement for low down payment mortgages in order for such loans to be eligible for purchase or guarantee by the GSEs. If the charters of the GSEs were amended to change or eliminate the acceptability of private mortgage insurance, our mortgage insurance business could decline significantly. The FHFA has also indicated the possibility of amending the Preferred Stock Purchase Agreements (“PSPAs”) that the GSEs have executed with the Department of Treasury or pursuing consent orders, in conjunction with releasing the GSEs from conservatorship, to place continuing restrictions on the GSEs post conservatorship. If the PSPAs include restrictions on the loans purchased by the GSEs, our mortgage insurance business could decline.
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

ARCH CAPITAL	41	2019 FORM 10-K

GSE eligibility requirements for mortgage insurers could require us to contribute additional capital to Arch MI U.S. in the future, and could negatively impact our results of operations and financial condition, or reduce our operating flexibility.
Substantially all of Arch MI U.S.’s insurance written has been for loans sold to the GSEs. The PMIERs apply to Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company, which are GSE-approved mortgage insurers (“eligible mortgage insurers”). The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2019.
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
The geographic mix of Arch MI U.S.’s business could increase losses and harm our financial performance. We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. mortgage insurance business is concentrated. As of December 31, 2019, 7.7% of Arch MI U.S.’s primary risk-in-force was located in Texas, 7.1% was located in California and 5.3% was located in Florida. See the Mortgage Operations Supplemental Information section of “Critical Accounting Policies, Estimates and Recent Accounting Pronouncements” in Item 7 for further details.
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
The NAIC, which reviews state insurance laws and regulations, has established a Mortgage Guaranty Insurance Working Group (“Working Group”) to make recommendations to the NAIC's Financial Condition Committee regarding changes to the NAIC’s Mortgage Guaranty Insurance Model Act. The Working Group has released a draft of the Model Act which includes proposed changes to minimum statutory capital requirements.
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

ARCH CAPITAL	42	2019 FORM 10-K

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
With certain exceptions, the Basel III Rules became effective on January 1, 2014. If further implementation of the Basel III Rules increases the capital requirements of banking organizations with respect to the residential mortgages we insure or does not provide sufficiently favorable treatment for the use of mortgage insurance, it could adversely affect the demand for mortgage insurance. In December 2017, the Basel Committee published final revisions to the Basel Capital Accord which is informally denominated in the U.S. as “Basel IV.” The Basel Committee expects the new rules to be phased-in beginning in January 2020 and fully implemented by January 2027. In October 2019, the EU stated that it will conduct an “impact study” of the new rules before implementation, indicating that additional changes are possible. Under these revised rules, banks using the standardized approach for credit risk management will determine the risk-weight for residential mortgages based on the loan-to-value ratio at loan origination, without consideration of mortgage insurance. As prescribed at the international level, the new standard would permit consideration of mortgage insurance, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test in connection with residential mortgage. Therefore, under the 2017 international agreement, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. To date the U.S. banking agencies have not begun the implementation of Basel IV standards. If the Basel IV standard is implemented in the U.S. without modification, mortgage insurance would not lower the loan-to-value ratio of residential loans for capital purposes, and therefore the demand for this product may decrease. It is also possible that the U.S. regulatory agencies could determine that their current capital rules are at least as stringent as the Basel IV standards, in which case no change would be required regarding the treatment of mortgage insurance for capital purposes. However, if the U.S. agencies decide to implement the new standards drafted by the Basel Committee, mortgage insurance would not lower the loan-to-value ratio of residential loans for capital purposes, and therefore may decrease the demand for this product.
Further, it is possible (but not mandated by the Basel Capital Accord) that the banking agencies and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s loan-to-value ratio for prudential (non-capital) purposes. Additionally, a new risk-based capital proposal for the GSEs was published for comment by the FHFA in 2018. Under this proposal the capital requirements of these GSEs would take into account the existence of credit mitigants, such as mortgage insurance. However, mortgage insurance issued by monoline mortgage insurance companies would result in less capital relief than the capital relief afforded by other forms of credit mitigation, such as the issuance of credit-linked notes. In November 2019 the FHFA announced that it would re-propose the 2018 capital rules in 2020. In that announcement the FHFA explained that the re-proposed rule would be consistent with the goal of releasing the GSEs from conservatorship and ensuring that taxpayers will never be on the hook again during an economic downturn. If this rulemaking is finalized, a new capital framework for the Enterprises might disadvantage monoline mortgage insurance companies, or otherwise reduce the demand for this product. The capital rules proposed by FHFA may also prompt the banking regulators to re-examine the bank capital rules, and such action could disadvantage monoline mortgage insurance companies.
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

ARCH CAPITAL	43	2019 FORM 10-K

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
In addition to legal and regulatory requirements, the insurance and reinsurance industry has experienced substantial volatility

ARCH CAPITAL	44	2019 FORM 10-K

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
Arch Capital is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, Arch Capital depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares, and to fund the share repurchase program. The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends to Arch Capital and to intermediate parent companies owned by Arch Capital could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries. We believe that Arch Capital has sufficient cash resources and available dividend capacity to service its indebtedness and other current outstanding obligations. See “Capital Resources” in Item 7 for further details.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K., Ireland and the EU. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as

ARCH CAPITAL	45	2019 FORM 10-K

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
Our preferred shares are equity interests and do not constitute indebtedness. As such, these preferred shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2019, our total long-term debt was $1.73 billion, excluding the ‘other’ segment. We may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on our preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred shares, (1) dividends are payable only if declared by the board of directors of Arch Capital (or a duly authorized committee of the board) and (2) as described under “Risks Relating to Our Company—Arch Capital is a holding company and is dependent on dividends and other distributions from its operating subsidiaries,” we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

ARCH CAPITAL	46	2019 FORM 10-K

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
The enactment and implementation of the Tax Cuts Act may have a material and adverse impact on our operations and financial condition.
The Tax Cuts Act includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be materially and adversely affected.
Certain provisions in the Tax Cuts Act could have a material and adverse impact on our financial condition and business operation. One such provision imposes a 10% minimum base erosion and anti-abuse tax (reduced to 5% for the 2018 taxable year and increased to 12.5% for the 2026 taxable year and the subsequent taxable years) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums). Other provisions of the Tax Cuts Act that could have a material and adverse impact on us include a provision that defers or disallows a U.S. corporation’s deduction of interest expense to the extent such interest expense exceeds a specified percentage of such U.S. corporation’s “adjusted taxable income” and a provision that adjusts the manner in which a U.S. property and casualty insurance company computes its loss reserve. There is no assurance that subsequent change in tax laws will not materially and adversely affect our operations and financial condition.
The results of the 2020 U.S. presidential election could have further impacts on our industry if new legislative or regulatory reforms are adopted. We are unable to predict at this time the effect of any such reforms.
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

ARCH CAPITAL	47	2019 FORM 10-K

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
The Organization for Economic Cooperation and Development (“OECD”) has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

The impact of commitments made by the government of Bermuda in order to avoid being named on the EU’s list of non-cooperative tax jurisdictions is uncertain and could have an adverse effect on our results of operations.
Following a year-long screening process, on December 5, 2017 the Council of the European Union published its list of non-cooperative jurisdictions for tax purposes (the “EU Blacklist”). Bermuda was not named on the EU Blacklist due to commitments made by its government to improve certain “substance requirement” deficiencies that were identified by the EU during the screening process. This commitment led to the passing of the ES Act in December 2018. See “Economic Substance Act” under the heading “Regulation” for further details. As noted above, the ES Act requires in-scope Bermuda entities to demonstrate that they have adequate economic substance in Bermuda. Broadly, this is expected to be the case where an entity can demonstrate it has adequate income generating activities, employees, premises, and expenditure incurred in Bermuda, although the meaning of “adequate” in this context remains unclear. Further, the speed with which the ES Act was implemented, and the uncertainties in its interpretation, make it difficult to predict its future impact. Any entity found to be lacking adequate economic substance may be fined or ordered by a court to take action to remedy such failure (or face being struck off the companies register). As a result, there is a risk that non-compliance with its economic substance requirements under the ES Act could require Arch to enhance its infrastructure in Bermuda, and this may result in some additional operational expenditures, increased tax liabilities and/or compliance costs for Arch.
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
Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions to

ARCH CAPITAL	48	2019 FORM 10-K

implement these standards, including country by country reporting. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than currently taxed, which may substantially increase our effective tax rate. Also, the continued adoption of these standards may increase the complexity and costs associated with tax compliance and adversely affect our financial position and results of operations.
In May 2019, the OECD published a “Programme of Work,” divided into two pillars, which is designed to address the tax challenges created by an increasing digitalized economy. Pillar One addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts. Pillar Two addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments. In January 2020, the OECD released a statement excluding most financial services activities, including insurance activities, from the scope of the profit reallocation mechanism in Pillar I. The OECD statement cited the presence of commercial (rather than consumer) customers as grounds for the carve-out, but also acknowledged that a “compelling case” could be made that the consumer-facing business lines of insurance companies should be excluded from the scope of Pillar I given the impact of regulations and licensing requirements that typically ensure that residual profits are largely realized in local customer markets. However, the OECD noted that the proper scope for Pillar I as applied to “unregulated elements of the financial services sector” may require further consideration. The OECD expects to reach agreement on key policy issues by July 2020, with a final proposal to be agreed to by the participating members by the end of 2020 and incorporated into local jurisdiction tax laws and treaties sometime shortly thereafter. To date, the proposal has been written broadly enough to potentially apply to our activities, and we are unable to determine at this time when such measures would be implemented and if so, whether they will be in a form that whether it would have a material adverse impact on our operations and results.
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
Application of the EU Anti-Tax Avoidance Directives

As part of the BEPS project, the EU Council adopted on 12 July 2016 Council Directive (EU) 2016/1164 ("ATAD I"), as amended by Council Directive (EU) 2017/952 ("ATAD II", together with ATAD I, "ATAD"), to provide for minimum standard across EU Member States for tackling aggressive tax planning involving hybrid tax mismatches and interest deductibility. ATAD I was required to be transposed into domestic Member State law with effect from January 1, 2019, whilst ATAD II was required to be transposed into domestic Member State law with effect from January 1, 2020 (with an exception in respect of reverse hybrid mismatch provisions, which should take effect from January 1, 2021). The full impact of the application of ATAD is not yet clear. However, ATAD could adversely affect our financial position and operations, including through the increase of our: (i) our tax burden; (ii) expenditure to ensure compliance; and (iii) administrative burden.

ARCH CAPITAL	49	2019 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Bermuda where our principal offices are located. Our insurance group leases space for offices in the U.S., Canada, Bermuda, Europe and Australia. Our reinsurance group leases space for offices in the U.S., Bermuda, Europe, Canada and Dubai. Our mortgage group leases space for offices in the U.S., Hong Kong and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2020.

ITEM 3. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2019, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ARCH CAPITAL	50	2019 FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS
As of February 25, 2020, and based on information provided to us by our transfer agent and proxy solicitor, there were 784 holders of record of our common shares (NASDAQ: ACGL) and approximately 64,200 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2019 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
10/1/2019-10/31/2019	15,288	$41.66	—	$160,867
11/1/2019-11/30/2019	28,671	$41.27	—	$1,000,000
12/1/2019-12/31/2019	11,361	$42.06	—	$1,000,000
Total	55,320	$41.54	—	$1,000,000

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

(2)
In November 2019, the Board of Arch Capital increased the share repurchase authorization to $1.0 billion, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2021.

ARCH CAPITAL	51	2019 FORM 10-K

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2019 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
●	Arch Capital Group Ltd.	$100.00	$118.02	$146.01	$153.59	$135.63	$217.72
■	S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$109.53	$126.73	$155.10	$147.83	$186.07

(1)	Stock price appreciation plus dividends.

(2)	The above graph assumes that the value of the investment was $100 on December 31, 2014.

(3)
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ARCH CAPITAL	52	2019 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth summary historical consolidated financial and operating data (including the results of the ‘other’ segment) and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes.

(U.S. dollars in thousands except share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Income Data:
Net premiums written	$6,039,067	$5,346,747	$4,961,373	$4,031,391	$3,817,531
Net premiums earned	5,786,498	5,231,975	4,844,532	3,884,822	3,733,905
Net investment income	627,738	563,633	470,872	366,742	348,090
Equity in net income (loss) of investments accounted for using the equity method	123,672	45,641	142,286	48,475	25,455
Net realized gains (losses)	366,363	(405,344)	149,141	137,586	(185,842)
Total revenues	6,928,200	5,450,568	5,627,375	4,463,556	3,936,590
Income before income taxes	1,849,110	841,772	757,277	855,552	567,194
Net income	$1,693,300	$727,821	$629,709	$824,178	$526,582
Net (income) loss attributable to noncontrolling interests	(56,981)	30,150	(10,431)	(131,440)	11,156
Net income available to Arch	1,636,319	757,971	619,278	692,738	537,738
Preferred dividends	(41,612)	(41,645)	(46,041)	(28,070)	(21,938)
Loss on redemption of preferred shares	—	(2,710)	(6,735)	—	—
Net income available to Arch common shareholders	$1,594,707	$713,616	$566,502	$664,668	$515,800
Diluted net income per share	$3.87	$1.73	$1.36	$1.78	$1.36
Cash dividends per share	—	—	—	—	—
After-tax operating income available to Arch common shareholders (1)	$1,162,639	$909,190	$447,155	$577,444	$565,199
After-tax operating income available to Arch common shareholders per share — diluted (1)	$2.82	$2.20	$1.07	$1.54	$1.49
After-tax return on average common equity (2)	16.5%	8.4%	7.2%	10.9%	8.9%
After-tax operating return on average common equity (2)	12.0%	10.7%	5.7%	9.4%	9.7%
Weighted average common shares and common share equivalents outstanding — diluted (2)	411,609,478	412,906,478	417,785,025	374,152,479	378,116,229

(1)
After-tax operating income available to Arch common shareholders is defined as net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and loss on redemption of preferred shares, net of income taxes. The presentation of after-tax operating income available to Arch common shareholders is a “non-GAAP financial measure” as defined in Regulation G. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comment on Non-GAAP Financial Measures” for further details.

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

ARCH CAPITAL	53	2019 FORM 10-K

(U.S. dollars in thousands except share data)	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total investable assets (1)	$24,990,265	$22,324,524	$22,156,488	$20,493,952	$16,340,938
Premiums receivable	1,778,717	1,299,150	1,135,249	1,072,435	983,443
Reinsurance recoverables on unpaid and paid losses and loss adjustment expenses	4,346,816	2,919,372	2,540,143	2,114,138	1,867,373
Total assets	37,885,361	32,218,329	32,051,658	29,372,109	23,138,931
Reserves for losses and loss adjustment expenses:
Before unpaid losses and loss adjustment expenses recoverable	13,891,842	11,853,297	11,383,792	10,200,960	9,125,250
Net of unpaid losses and loss adjustment expenses recoverable	9,809,192	9,039,006	8,918,882	8,117,385	7,296,413
Unearned premiums:
Before ceded unearned premiums	4,339,549	3,753,636	3,622,314	3,406,870	2,333,932
Net of ceded unearned premiums	3,104,866	2,778,167	2,695,703	2,547,303	1,906,323
Senior notes	1,871,626	1,733,528	1,732,884	1,732,258	791,306
Revolving credit agreement borrowings	484,287	455,682	816,132	756,650	530,434
Total liabilities	25,569,809	21,780,650	21,805,723	20,060,984	16,028,376
Total shareholders’ equity	12,260,148	10,231,387	10,040,013	9,105,572	6,905,373
Total shareholders' equity available to Arch	11,497,371	9,439,827	9,196,602	8,253,718	6,166,542
Preferred shareholders' equity	780,000	780,000	872,555	772,555	325,000
Common shareholders' equity available to Arch	$10,717,371	$8,659,827	$8,324,047	$7,481,163	$5,841,542
Common shares and common share equivalents outstanding, net of treasury shares (2)	405,619,201	402,454,834	409,956,417	406,651,011	367,883,349
Book value per share (2) (3)	$26.42	$21.52	$20.30	$18.40	$15.88

(1)	This table excludes the collateral received and reinvested and includes the securities pledged under securities lending agreements, at fair value.

(2)	Reflects the impact of outstanding convertible non-voting common equivalent preferred shares which were issued on December 31, 2016 as part of the UGC acquisition.

(3)	Excludes the effects of stock options and restricted stock and performance units.

ARCH CAPITAL	54	2019 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the year ended December 31, 2019 and 2018, including comparisons between 2019 and 2018. Comparisons between 2018 and 2017 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K year ended December 31, 2018 filed with the SEC. This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
GENERAL

Overview
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a Bermuda public limited liability company with approximately $13.23 billion in capital at December 31, 2019 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the insurance and reinsurance markets.
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
In 2019, property and casualty rates increased in many lines of business and we believe that insurance markets remain in a transitioning phase. Given the uncertainty of current claim trends, the industry needs further rate increases to provide insurers an adequate buffer and a positive risk-reward proposition. In this kind of environment, risk selection and active capital allocation remain critical to generating superior returns. Strengthening market conditions are evident to us from both the rise in our submission activity and our ability to achieve significant rate increases across numerous lines of business.
Reinsurance pricing tends to follow that of the primary insurance industry although catastrophe and large attritional losses, such as the Japanese typhoons this year, can disproportionately affect results and create opportunities in the reinsurance market. We believe that property facultative and marine businesses are examples of improving markets.
Our underwriting teams continue to execute a disciplined strategy by emphasizing small and medium-sized accounts over large accounts, shrinking premiums in more commoditized

ARCH CAPITAL	55	2019 FORM 10-K

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
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including new mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs,” in 2018. Such programs have begun generating business with banks developing new systems to handle the programs and momentum beginning to build. In addition, we completed multiple Bellemeade risk transfers to the capital markets throughout 2019, increasing our protection for mortgage tail risk.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $26.42 at December 31, 2019, a 22.8% increase from $21.52 at December 31, 2018. The growth in 2019 reflected strong mortgage insurance underwriting performance and investment returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by average common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, net impairment losses recognized in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 12.0% for 2019, compared to 10.7% for 2018. The higher Operating ROAE for 2019 reflected favorable mortgage insurance market conditions, strong investment returns and a lower level of catastrophic activity.
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
The following table summarizes the pre-tax total return (before investment expenses) of investment held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2019	7.30%	7.39%
Year Ended December 31, 2018	0.33%	-0.60%

(1)	Our investment expenses were approximately 0.33% and 0.36%, respectively, of average invested assets in 2019 and 2018.
Total return for our investment portfolio was in line with the benchmark return index in 2019 and reflected strong total returns on our investment grade fixed income and equity portfolios.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and

ARCH CAPITAL	56	2019 FORM 10-K

average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At December 31, 2019, the benchmark return index had an average credit quality of “Aa3” by Moody’s, an estimated duration of 3.02 years.
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

ARCH CAPITAL	57	2019 FORM 10-K

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

Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Pursuant to generally accepted accounting principles, Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate the results of Watford in our consolidated financial statements, although we only own approximately 13% of Watford’s common equity as of December 31, 2019. Watford has its own management and board of directors that is responsible for its results and profitability. In addition, we do not guarantee or provide credit support for Watford. Since Watford is an independent company, the assets of Watford can be used only to settle obligations of Watford and Watford is solely responsible for its own liabilities and commitments. Our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions. We believe that presenting certain information excluding the ‘other’ segment enables investors and other users of our financial information to analyze our performance in a manner similar to how our management analyzes performance.
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

ARCH CAPITAL	58	2019 FORM 10-K

RESULTS OF OPERATIONS

The following table summarizes our consolidated financial data, including a reconciliation of net income available to Arch common shareholders to after-tax operating income available to Arch common shareholders. Each line item reflects the impact of our percentage ownership of Watford’s common equity during such period.

	Year Ended December 31,
	2019	2018
Net income available to Arch common shareholders	$1,594,707	$713,616
Net realized (gains) losses	(353,013)	297,755
Net impairment losses recognized in earnings	3,165	2,829
Equity in net (income) loss of investments accounted for using the equity method	(123,672)	(45,641)
Net foreign exchange (gains) losses	10,732	(59,890)
Transaction costs and other	14,444	12,377
Loss on redemption of preferred shares	—	2,710
Income tax expense (benefit) (1)	16,276	(14,566)
After-tax operating income available to Arch common shareholders	$1,162,639	$909,190

Beginning common shareholders’ equity	$8,659,827	$8,324,047
Ending common shareholders’ equity	10,717,371	8,659,827
Average common shareholders’ equity	$9,688,599	$8,491,937

Annualized return on average common equity %	16.5	8.4
Annualized operating return on average common equity %	12.0	10.7

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2019	2018	% Change
Gross premiums written	$3,907,993	$3,262,332	19.8
Premiums ceded	(1,266,267)	(1,050,207)
Net premiums written	2,641,726	2,212,125	19.4
Change in unearned premiums	(244,646)	(6,464)
Net premiums earned	2,397,080	2,205,661	8.7
Losses and loss adjustment expenses	(1,615,475)	(1,520,680)
Acquisition expenses	(361,614)	(349,702)
Other operating expenses	(454,770)	(364,138)
Underwriting income (loss)	$(34,779)	$(28,859)	n/m

Underwriting Ratios			% Point Change
Loss ratio	67.4%	68.9%	(1.5)
Acquisition expense ratio	15.1%	15.9%	(0.8)
Other operating expense ratio	19.0%	16.5%	2.5
Combined ratio	101.5%	101.3%	0.2
The insurance segment consists of our insurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.

ARCH CAPITAL	59	2019 FORM 10-K

Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$534,323	20.2	$450,406	20.4
Programs	426,535	16.1	393,263	17.8
Property, energy, marine and aviation	368,120	13.9	219,174	9.9
Construction and national accounts	369,202	14.0	320,937	14.5
Travel, accident and health	305,170	11.6	290,401	13.1
Excess and surplus casualty	228,023	8.6	168,467	7.6
Lenders products	111,708	4.2	96,094	4.3
Other	298,645	11.3	273,383	12.4
Total	$2,641,726	100.0	$2,212,125	100.0
Net premiums written by the insurance segment were 19.4% higher in 2019 than in 2018. Approximately thirty percent of the growth in net premiums written resulted from our new businesses acquired during 2019 or new business initiatives or product lines. The remaining growth came from expansion in existing products and accounts, and rate increases across most lines of business.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2019		2018
	Amount	%	Amount	%
Professional Lines	$499,224	20.8	$458,425	20.8
Programs	414,103	17.3	389,186	17.6
Property, energy, marine and aviation	298,966	12.5	205,069	9.3
Construction and national accounts	325,687	13.6	322,440	14.6
Travel, accident and health	305,085	12.7	297,147	13.5
Excess and surplus casualty	200,615	8.4	172,424	7.8
Lenders products	66,079	2.8	94,248	4.3
Other	287,321	12.0	266,722	12.1
Total	$2,397,080	100.0	$2,205,661	100.0

Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2019	2018
Current year	68.1%	70.0%
Prior period reserve development	(0.7)%	(1.1)%
Loss ratio	67.4%	68.9%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio was 1.9 points lower in 2019 than in 2018. The 2019 loss ratio included 1.4 points of current year catastrophic event activity, primarily related to Hurricane Dorian, compared to 3.4 points in 2018, primarily related to Hurricanes Florence and Michael and the California wildfires. The balance of the change in the 2019 loss ratio resulted, in part, from changes in mix of business and the level of large attritional losses.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $15.8 million, or 0.7 points, for 2019, compared to $24.4 million, or 1.1 points, for 2018. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
The insurance segment’s underwriting expense ratio was 34.1% in 2019, compared to 32.4% in 2018, with the increase primarily resulting from our acquisitions in 2019.

ARCH CAPITAL	60	2019 FORM 10-K

Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2019	2018	% Change
Gross premiums written	$2,323,223	$1,912,522	21.5
Premiums ceded	(720,500)	(539,950)
Net premiums written	1,602,723	1,372,572	16.8
Change in unearned premiums	(136,334)	(111,356)
Net premiums earned	1,466,389	1,261,216	16.3
Other underwriting income (loss)	6,444	(682)
Losses and loss adjustment expenses	(1,011,329)	(846,882)
Acquisition expenses	(239,032)	(211,280)
Other operating expenses	(141,484)	(133,350)
Underwriting income	$80,988	$69,022	17.3

Underwriting Ratios			% Point Change
Loss ratio	69.0%	67.1%	1.9
Acquisition expense ratio	16.3%	16.8%	(0.5)
Other operating expense ratio	9.6%	10.6%	(1.0)
Combined ratio	94.9%	94.5%	0.4
The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2019		2018
	Amount	%	Amount	%
Other specialty	$466,977	29.1	$507,971	37.0
Casualty	510,374	31.8	400,178	29.2
Property excluding property catastrophe	403,320	25.2	310,293	22.6
Property catastrophe	110,643	6.9	79,624	5.8
Marine and aviation	53,679	3.3	38,013	2.8
Other	57,730	3.6	36,493	2.7
Total	$1,602,723	100.0	$1,372,572	100.0
Gross premiums written by the reinsurance segment in 2019 were 21.5% higher than in 2018, while net premiums written were 16.8% higher than in 2018. The growth in gross premiums written primarily reflected new business opportunities in casualty and property lines, partially offset by a decline in other specialty business, driven by reductions in motor and agriculture business. The growth in net premiums written is less than the growth in gross premiums written because a high proportion of the property business is subject to retrocessions.

Net premiums written in 2018 included a higher level of reinstatement premiums, due to 2018 catastrophic events, as well as premium adjustments on a multi-year casualty contract.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2019		2018
	Amount	%	Amount	%
Other specialty	$478,517	32.6	$474,568	37.6
Casualty	429,288	29.3	347,034	27.5
Property excluding property catastrophe	362,841	24.7	287,788	22.8
Property catastrophe	90,934	6.2	75,249	6.0
Marine and aviation	48,274	3.3	39,238	3.1
Other	56,535	3.9	37,339	3.0
Total	$1,466,389	100.0	$1,261,216	100.0
Net premiums earned in 2019 were 16.3% higher than in 2018, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.
Other Underwriting Income (Loss).
Other underwriting income in 2019 was $6.4 million, compared to other underwriting loss of $0.7 million in 2018.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2019	2018
Current year	72.2%	78.1%
Prior period reserve development	(3.2)%	(11.0)%
Loss ratio	69.0%	67.1%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio was 5.9 points lower in 2019 than in 2018. The 2019 loss ratio included 5.7 points for current year catastrophic event activity, primarily related to Hurricane Dorian and Typhoons Hagibis and Faxai, compared to 10.1 points in 2018, primarily related to Hurricanes Florence and Michael, Typhoon Jebi and the California wildfires.The 2018 loss ratio includes the impact of a large attritional casualty loss arising from the California wildfires that increased the 2018 loss ratio by 1.7 points. The balance of the change in the 2019 current year loss ratio resulted, in part, from the effects of market conditions and changes in the mix of business.

ARCH CAPITAL	61	2019 FORM 10-K

Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $46.4 million, or 3.2 points, for 2019, compared to $138.5 million, or 11.0 points, for 2018, See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the reinsurance segment was 25.9% in 2019, compared to 27.4% in 2018, reflecting growth in net premiums earned and changes in mix of business.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”); mortgage reinsurance through Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe through Arch Insurance (EU) and in Hong Kong through Arch MI Asia; and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
The following tables set forth our mortgage segment’s underwriting results.

	Year Ended December 31,
	2019	2018	% Change
Gross premiums written	$1,466,265	$1,360,708	7.8
Premiums ceded	(204,509)	(202,833)
Net premiums written	1,261,756	1,157,875	9.0
Change in unearned premiums	104,584	28,361
Net premiums earned	1,366,340	1,186,236	15.2
Other underwriting income	16,005	13,033
Losses and loss adjustment expenses	(53,513)	(81,289)
Acquisition expenses	(134,319)	(118,595)
Other operating expenses	(153,092)	(142,432)
Underwriting income	$1,041,421	$856,953	21.5

Underwriting Ratios			% Point Change
Loss ratio	3.9%	6.9%	(3.0)
Acquisition expense ratio	9.8%	10.0%	(0.2)
Other operating expense ratio	11.2%	12.0%	(0.8)
Combined ratio	24.9%	28.9%	(4.0)

Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2019	2018
Net premiums written by underwriting location
United States	$1,032,868	$948,323
Other	228,888	209,552
Total	$1,261,756	$1,157,875
Gross premiums written by the mortgage segment in 2019 were 7.8% higher than in 2018. Net premiums written for 2019 were 9.0% higher than in the 2018 period and reflected an increase in monthly premium business due to growth in insurance in force. The persistency rate of the primary portfolio of mortgage loans of Arch MI U.S. was 75.7% at December 31, 2019 compared to 81.5% at December 31, 2018. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2019	2018
Net premiums earned by underwriting location
United States	$1,134,849	$1,009,765
Other	231,491	176,471
Total	$1,366,340	$1,186,236
Net premiums earned for 2019 were 15.2% higher than in 2018. The increase in net premiums earned reflected the growth in insurance in force in the U.S. over the last twelve months combined with higher single premium earned as a result of policy terminations due to mortgage refinance activity.
Other Underwriting Income.
Other underwriting income, which is primarily related to GSE risk-sharing transactions receiving derivative accounting treatment, was $16.0 million for 2019, compared to $13.0 million for 2018.

ARCH CAPITAL	62	2019 FORM 10-K

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2019	2018
Current year	13.1%	16.0%
Prior period reserve development	(9.2)%	(9.1)%
Loss ratio	3.9%	6.9%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We assess the need for a premium deficiency reserve on a quarterly basis and perform a full analysis annually. No such reserve was established during 2019 and 2018.
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 2.9 points lower in 2019 compared to 2018. The current year loss ratio for 2019 reflects the current favorable macroeconomic environment as the percentage of loans in default on first lien business decreased from 1.60% at December 31, 2018 to 1.54% at December 31, 2019.
We insure mortgages for homes in areas that have been impacted by catastrophic events, including 2018 events such as Hurricanes Florence and Michael and the California wildfires. Generally, mortgage insurance losses occur only when a credit event occurs and, following a physical damage event, when the home is restored to pre-storm condition. Our ultimate claims exposure will depend on the number of delinquency notices received and the ultimate claim rate related to such notices. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and flood insurance carried on a related property, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.

Prior Period Reserve Development.
The mortgage segment’s net favorable development was $125.2 million, or 9.2 points, for 2019, compared to $107.6 million, or 9.1 points, for 2018. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the mortgage segment was 21.0% for 2019, compared to 22.0% for 2018. The lower ratio in the 2019 period primarily resulted from the higher level of net premiums earned.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2019	2018
Fixed maturities	$440,824	$403,449
Equity securities	13,455	12,650
Short-term investments	14,642	17,802
Other (1)	86,440	70,946
Gross investment income	555,361	504,847
Investment expenses (2)	(64,294)	(66,889)
Net investment income	$491,067	$437,958

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other.

(2)	Investment expenses were approximately 0.33% of average invested assets for 2019, compared to 0.36% for 2018.

The pre-tax investment income yield was 2.52% for 2019, compared to 2.36% for 2018. The higher level of net investment income for 2019 compared to 2018 reflected a higher level of income on fund investments and the reinvestment of fixed income securities at slightly higher available yields and the shift from municipal bonds to corporates. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.

ARCH CAPITAL	63	2019 FORM 10-K

Corporate Expenses.
Corporate expenses were $65.7 million for 2019, compared to $58.6 million for 2018. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company. The higher level of corporate expenses in 2019 compared to 2018 was primarily due to higher incentive compensation costs.
Transaction Costs and Other.
Transaction costs and other were $14.4 million for 2019, compared to $11.4 million for 2018. Amounts for 2019 were primarily attributable to our 2019 acquisitions, while amounts for 2018 were primarily attributable to the write off of intangible assets related to insurance licenses for a subsidiary which was merged with another subsidiary.
Amortization of Intangible Assets.
Amortization of intangible assets for 2019 was $82.1 million, compared to $105.7 million for 2018 . Amounts in 2019 and 2018 primarily related to amortization of finite-lived intangible assets related to our 2016 acquisition.
Interest Expense.
Interest expense was $93.7 million for 2019, compared to $101.0 million for 2018. Interest expense reflects amounts related to our outstanding senior notes, revolving credit agreement borrowings and other. We repaid $375 million of our revolving credit agreement borrowings during 2018 resulting in lower borrowing costs for 2019.
Loss on Redemption of Preferred Shares.
In January 2018, we redeemed the remaining $92.3 million of 6.75% Series C preferred shares outstanding and recorded a loss of $2.7 million. Such adjustments had no impact on total shareholders’ equity or cash flows.
Net Realized Gains (Losses).
We recorded net realized gains of $351.2 million for 2019, compared to net realized losses of $284.4 million for 2018. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations. Net realized gains or losses also includes realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets and liabilities accounted for using the fair value option along with re-measurement of contingent consideration liability amounts.
Net Impairment Losses Recognized in Earnings.
For 2019, we recorded $3.2 million of credit related impairments in earnings, compared to $2.8 million in 2018. See note 8, “Investment Information—Other-Than-Temporary Impairments,” to our consolidated financial statements in Item 8 for additional information.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method.
We recorded $123.7 million of equity in net income related to investments accounted for using the equity method for 2019, compared to $45.6 million for 2018. Investments accounted for using the equity method totaled $1.66 billion at December 31, 2019, compared to $1.49 billion at December 31, 2018. See note 8, “Investment Information—Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for 2019 were $9.3 million, compared to net foreign exchange gains for 2018 of $58.7 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in an expense of 8.7% for 2019, compared to an expense of 13.1% for 2018. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
See note 14, “Income Taxes,” to our consolidated financial statements in Item 8 for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2019 and 2018.
Other Segment
The ‘other’ segment includes the results of Watford. Pursuant to generally accepted accounting principles (“GAAP”), Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate the results of Watford in our consolidated financial statements, although we only own approximately 13% of Watford’s common equity as of December 31, 2019. See note

ARCH CAPITAL	64	2019 FORM 10-K

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

Loss Reserves
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
At December 31, 2019 and 2018, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2019	2018
Insurance segment:
Case reserves	$1,601,627	$1,489,644
IBNR reserves	3,403,051	3,266,796
Total net reserves	5,004,678	4,756,440
Reinsurance segment:
Case reserves	1,273,523	1,082,917
Additional case reserves	166,251	191,002
IBNR reserves	1,835,993	1,578,907
Total net reserves	3,275,767	2,852,826
Mortgage segment:
Case reserves	266,030	355,606
IBNR reserves	157,712	122,304
Total net reserves (1)	423,742	477,910
Other segment:
Case reserves	478,036	364,052
Additional case reserves	29,059	36,512
IBNR reserves	597,910	551,266
Total net reserves	1,105,005	951,830
Total:
Case reserves	3,619,216	3,292,219
Additional case reserves	195,310	227,514
IBNR reserves	5,994,666	5,519,273
Total net reserves	$9,809,192	$9,039,006

(1)
At December 31, 2019, total net reserves include $278.7 million from U.S. primary mortgage insurance business, of which 57.8% represents policy years 2009 and prior and the remainder from later policy years. At December 31, 2018, total net reserves include $375.8 million from U.S. primary mortgage insurance business, of which 73.4% represents policy years 2009 and prior and the remainder from later policy years.

ARCH CAPITAL	65	2019 FORM 10-K

At December 31, 2019 and 2018, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2019	2018
Professional lines (1)	$1,322,969	$1,247,914
Construction and national accounts	1,248,750	1,166,143
Excess and surplus casualty (2)	564,254	631,370
Programs	571,926	482,045
Property, energy, marine and aviation	371,822	388,710
Travel, accident and health	109,613	83,836
Lenders products	28,233	52,007
Other (3)	787,111	704,415
Total net reserves	$5,004,678	$4,756,440

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
At December 31, 2019 and 2018, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2019	2018
Casualty (1)	$1,796,073	$1,551,550
Other specialty (2)	649,309	582,420
Property excluding property catastrophe (3)	471,775	422,612
Marine and aviation	160,930	130,683
Property catastrophe	113,565	90,635
Other (4)	84,115	74,926
Total net reserves	$3,275,767	$2,852,826

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes facultative business.

(4)	Includes life, casualty clash and other.
Potential Variability in Loss Reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2019 by underwriting segment (excluding the ‘other’ segment). The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2019, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2019, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months
Third party occurrence business	10	6
Third party claims-made business	10	6
Multi-line and other specialty	10	6

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$16,404	$22,858
Third party occurrence business	257,686	139,243
Third party claims-made business	112,089	120,769
Multi-line and other specialty	126,168	121,377

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	(5) points	(3) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Multi-line and other specialty	(10)	(6)

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$(16,331)	$(19,345)
Third party occurrence business	(257,381)	(123,113)
Third party claims-made business	(112,060)	(98,892)
Multi-line and other specialty	(119,211)	(81,804)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Other specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$130,546	$154,027
Other specialty	59,901	36,615
Property excluding property catastrophe	17,308	43,876
Property catastrophe	5,113	8,885
Marine and aviation	8,462	13,641
Other	5,926	4,666

ARCH CAPITAL	66	2019 FORM 10-K

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Other specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(130,528)	$(117,413)
Other specialty	(59,901)	(58,314)
Property excluding property catastrophe	(17,309)	(39,376)
Property catastrophe	(5,113)	(5,723)
Marine and aviation	(8,473)	(14,715)
Other	(5,926)	(4,378)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2019 and are not meant to be a “best case” or “worst case” series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2019 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 30% of the unpaid principal balance at December 31, 2019), we estimated that our loss reserves would change by approximately $14.0 million at December 31, 2019. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 25% at December 31, 2019), we estimated a $17.0 million change in our loss reserves at December 31, 2019.

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
At December 31, 2019, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$5,004,678	$3,275,767	$423,742	$8,704,187

Simulation results:
90th percentile (2)	$6,020,835	$4,117,091	$507,130	$10,173,177
10th percentile (3)	$3,975,992	$2,548,680	$346,009	$6,777,556

(1)	Net of reinsurance recoverables. Excludes amounts reflected in the ‘other’ segment.

(2)	Simulation results indicate that a 90% probability exists that the net reserves for losses and loss adjustment expenses will not exceed the indicated amount.

(3)	Simulation results indicate that a 10% probability exists that the net reserves for losses and loss adjustment expenses will be at or below the indicated amount.

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.47 billion, or $3.55 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.44 billion, or $3.47 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any

ARCH CAPITAL	67	2019 FORM 10-K

estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that relatively limited historical information has been reported to us through December 31, 2019.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2019 and 2018:

(U.S. Dollars in millions)	December 31,
	2019		2018
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$287,150	68.7	$276,538	72.1
Mortgage reinsurance	26,768	6.4	25,975	6.8
Other (2)	104,346	24.9	81,147	21.2
Total	$418,264	100.0	$383,660	100.0
Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$73,388	91.9	$70,995	92.3
Mortgage reinsurance	2,129	2.7	2,217	2.9
Other (2)	4,380	5.5	3,728	4.8
Total	$79,897	100.0	$76,940	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes participation in GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2019:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2009 and prior	$16,903	5.9	$3,900	5.3	8.88%
2010	348	0.1	90	0.1	3.97%
2011	1,678	0.6	464	0.6	1.59%
2012	6,293	2.2	1,753	2.4	0.89%
2013	12,276	4.3	3,433	4.7	0.99%
2014	13,714	4.8	3,778	5.1	1.16%
2015	25,788	9.0	6,880	9.4	0.87%
2016	40,898	14.2	10,670	14.5	1.03%
2017	43,896	15.3	11,262	15.3	1.00%
2018	51,776	18.0	13,086	17.8	0.86%
2019	73,580	25.6	18,072	24.6	0.14%
Total	$287,150	100.0	$73,388	100.0	1.54%

(1)	Represents the ending percentage of loans in default.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2018:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2009 and prior	$21,210	7.7	$4,900	6.9	8.90%
2010	646	0.2	175	0.2	2.62%
2011	2,530	0.9	701	1.0	1.57%
2012	9,650	3.5	2,664	3.8	0.78%
2013	16,823	6.1	4,676	6.6	0.89%
2014	18,274	6.6	4,947	7.0	0.97%
2015	33,781	12.2	8,849	12.5	0.69%
2016	52,324	18.9	13,407	18.9	0.77%
2017	54,287	19.6	13,793	19.4	0.55%
2018	67,013	24.2	16,883	23.8	0.15%
Total	$276,538	100.0	$70,995	100.0	1.60%

(1)	Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at December 31, 2019 and 2018:

(U.S. Dollars in millions)	December 31,
	2019		2018
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$42,301	57.6	$41,066	57.8
680-739	25,240	34.4	23,954	33.7
620-679	5,444	7.4	5,485	7.7
<620	403	0.5	490	0.7
Total	$73,388	100.0	$70,995	100.0
Weighted average FICO score	743		743

Loan-to-Value (LTV):
95.01% and above	$9,064	12.4	$7,918	11.2
90.01% to 95.00%	40,136	54.7	39,370	55.5
85.01% to 90.00%	20,890	28.5	20,643	29.1
85.00% and below	3,298	4.5	3,064	4.3
Total	$73,388	100.0	$70,995	100.0
Weighted average LTV	93.0%		93.0%

Total RIF, net of external reinsurance	$58,512		$55,755

ARCH CAPITAL	68	2019 FORM 10-K

(U.S. Dollars in millions)	December 31,
	2019		2018
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,678	7.7	$5,491	7.7
California	5,187	7.1	4,505	6.3
Florida	3,887	5.3	3,541	5.0
Virginia	2,881	3.9	2,931	4.1
Georgia	2,753	3.8	2,573	3.6
Illinois	2,616	3.6	2,482	3.5
Minnesota	2,514	3.4	2,400	3.4
Washington	2,474	3.4	2,408	3.4
North Carolina	2,470	3.4	2,505	3.5
Maryland	2,437	3.3	2,407	3.4
Others	40,491	55.2	39,752	56.0
Total	$73,388	100.0	$70,995	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics for the years ended December 31, 2019 and 2018:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2019	2018
Rollforward of insured loans in default:
Beginning delinquent number of loans	20,665	27,068
New notices	39,017	37,310
Cures	(36,601)	(39,896)
Paid claims	(2,918)	(3,817)
Ending delinquent number of loans (1)	20,163	20,665

Ending number of policies in force (1)	1,307,884	1,289,295

Delinquency rate (1)	1.54%	1.60%

Losses:
Number of claims paid	2,918	3,817
Total paid claims	$116,854	$159,474
Average per claim	$40.0	$41.8
Severity (2)	96.0%	102.0%
Average reserve per default (in thousands) (1)	$13.3	$17.4

(1)	Includes first lien primary and pool policies.

(2)	Represents total paid claims divided by RIF of loans for which claims were paid.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 12.0 to 1 at December 31, 2019, compared to 13.0 to 1 at December 31, 2018.
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
Effective January 1, 2020, our insurance operations had in effect a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $256 million in excess of various retentions per occurrence.
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 25.8% of gross premiums written for 2019, compared to 23.2% for 2018. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. If our analysis indicates that there is significant uncertainty regarding our ability to collect amounts due from reinsurers, managing general agents, brokers and other clients, we will record a provision for doubtful accounts. See “Risk Factors—Risks Relating to Our Company—We are exposed to

ARCH CAPITAL	69	2019 FORM 10-K

credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources” for further details.
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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2019:

	December 31, 2019
	Gross Amount	Acquisition Expenses	Net Amount
Other specialty	$222,881	$(56,628)	$166,253
Casualty	172,129	(53,074)	119,055
Property excluding property catastrophe	80,134	(27,316)	52,818
Marine and aviation	46,962	(12,159)	34,803
Property catastrophe	4,475	(814)	3,661
Other	64,578	(7,182)	57,396
Total	$591,159	$(157,173)	$433,986
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
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates at December 31, 2019.
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

ARCH CAPITAL	70	2019 FORM 10-K

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
Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, we are not able to re-underwrite or re-price our policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies related to insured loans are canceled for any reason and the policy is a non-refundable product, the remaining unearned premium related to each canceled policy is recognized as earned premium upon notification of the cancellation.
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

ARCH CAPITAL	71	2019 FORM 10-K

especially during an extended economic downturn or a period of extreme market volatility and uncertainty.
No premium deficiency charges were recorded by us during 2019 and 2018.
Fair Value Measurements
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 9, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2019 by valuation hierarchy.
Reclassifications
We have reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on our net income, shareholders’ equity or cash flows.
Significant Accounting Pronouncements
For all other significant accounting policies see note 3, “Significant Accounting Policies” and note 3-(r), “Recent Accounting Pronouncements” to our consolidated financial statements in Item 8 for disclosures concerning our companies significant accounting policies and recent accounting pronouncements.
FINANCIAL CONDITION

Investable Assets
At December 31, 2019, total investable assets held by Arch were $22.29 billion, excluding the $2.70 billion included in the ‘other’ segment (i.e., attributable to Watford).
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

The following table summarizes the fair value of investable assets held by Arch (i.e., excluding the ‘other’ segment):

Investable assets (1):	Estimated Fair Value	% of Total
December 31, 2019
Fixed maturities (2)	$16,894,021	75.8
Short-term investments (2)	1,004,257	4.5
Cash	623,793	2.8
Equity securities (2)	827,842	3.7
Other investments	1,336,920	6.0
Investments accounted for using the equity method	1,660,396	7.5
Securities transactions entered into but not settled at the balance sheet date	(61,553)	(0.3)
Total investable assets held by Arch	$22,285,676	100.0

Average effective duration (in years)	3.40
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.55%

December 31, 2018
Fixed maturities (2)	$14,881,902	76.1
Short-term investments (2)	995,926	5.1
Cash	583,027	3.0
Equity securities (2)	368,843	1.9
Other investments	1,261,525	6.4
Investments accounted for using the equity method	1,493,791	7.6
Securities transactions entered into but not settled at the balance sheet date	(18,153)	(0.1)
Total investable assets held by Arch	$19,566,861	100.0

Average effective duration (in years)	3.38
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.89%

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
At December 31, 2019, approximately $15.80 billion, or 71%, of total investable assets held by Arch were internally managed, compared to $14.08 billion, or 72%, at December 31, 2018.

ARCH CAPITAL	72	2019 FORM 10-K

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
December 31, 2019
Corporate bonds	$6,561,354	38.8
Mortgage backed securities	541,800	3.2
Municipal bonds	880,119	5.2
Commercial mortgage backed securities	734,244	4.3
U.S. government and government agencies	4,632,947	27.4
Non-U.S. government securities	1,995,813	11.8
Asset backed securities	1,547,744	9.2
Total	$16,894,021	100.0

December 31, 2018
Corporate bonds	$5,735,526	38.5
Mortgage backed securities	535,763	3.6
Municipal bonds	1,012,308	6.8
Commercial mortgage backed securities	729,442	4.9
U.S. government and government agencies	3,601,269	24.2
Non-U.S. government securities	1,713,891	11.5
Asset backed securities	1,553,703	10.4
Total	$14,881,902	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
December 31, 2019
U.S. government and gov’t agencies (1)	$5,215,489	30.9
AAA	3,392,341	20.1
AA	2,115,828	12.5
A	3,849,458	22.8
BBB	1,495,467	8.9
BB	355,803	2.1
B	216,663	1.3
Lower than B	56,865	0.3
Not rated	196,107	1.2
Total	$16,894,021	100.0

December 31, 2018
U.S. government and gov’t agencies (1)	$4,194,676	28.2
AAA	3,551,039	23.9
AA	2,129,336	14.3
A	3,069,656	20.6
BBB	1,251,205	8.4
BB	275,201	1.8
B	183,614	1.2
Lower than B	61,271	0.4
Not rated	165,904	1.1
Total	$14,881,902	100.0

(1)	Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2019
0-10%	$4,329,484	$(51,023)	95.5
10-20%	12,405	(1,796)	3.4
20-30%	830	(273)	0.5
Greater than 30%	315	(363)	0.7
Total	$4,343,034	$(53,455)	100.0

December 31, 2018
0-10%	$8,722,837	$(190,170)	92.5
10-20%	87,188	(13,012)	6.3
20-30%	3,359	(1,058)	0.5
Greater than 30%	2,363	(1,266)	0.6
Total	$8,815,747	$(205,506)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2019, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$272,554	A-/A2
Apple Inc.	202,082	AA+/Aa1
Citigroup Inc.	198,996	A/A1
JPMorgan Chase & Co.	198,863	A-/A2
Wells Fargo & Company	197,376	A-/A1
Morgan Stanley	144,345	BBB+/A3
HSBC Holdings plc	135,564	A/A2
BP p.l.c.	115,446	A-/A1
Nestlé S.A.	115,138	AA-/Aa3
The Goldman Sachs Group, Inc.	114,798	BBB+/A3
Total	$1,695,162

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	73	2019 FORM 10-K

The following table provides information on our structured securities, which include residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2019
RMBS	$503,929	$7,770	$30,101	$541,800
CMBS	78,612	629,424	26,208	734,244
ABS	—	1,483,449	64,295	1,547,744
Total	$582,541	$2,120,643	$120,604	$2,823,788

Dec. 31, 2018
RMBS	$488,862	$15,410	$31,491	$535,763
CMBS	104,547	602,865	22,030	729,442
ABS	—	1,485,150	68,553	1,553,703
Total	$593,409	$2,103,425	$122,074	$2,818,908
At December 31, 2019, our investment portfolio included $827.8 million of equity securities, compared to $368.8 million at December 31, 2018. Our equity portfolio includes publicly traded common stocks in the natural resources, energy, consumer staples and other sectors.
The following table summarizes our other investments, which are accounted for using the fair value option:

	December 31,
	2019	2018
Term loan investments	264,083	281,635
Lending	602,841	524,112
Credit related funds	123,020	152,361
Energy	97,402	117,509
Investment grade fixed income	151,594	101,902
Infrastructure	61,786	45,371
Private equity	18,915	24,383
Real estate	17,279	14,252
Total fair value option	$1,336,920	$1,261,525
The following table summarizes our investments accounted for using the equity method, by strategy:

	December 31,
	2019	2018
Credit related funds	$428,437	$429,402
Equities	293,686	375,273
Real estate	246,851	232,647
Lending	202,690	125,041
Private equity	144,983	114,019
Infrastructure	235,033	113,748
Energy	108,716	103,661
Total	$1,660,396	$1,493,791
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
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 9, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2019 and 2018 segregated by level in the fair value hierarchy.
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford. The board of directors of Watford establishes their investment policies and guidelines.
The following table summarizes investable assets in the ‘other’ segment:

	December 31,
	2019	2018
Investments accounted for using the fair value option:
Other investments	$1,092,396	$1,050,414
Fixed maturities	416,592	922,819
Short-term investments	329,303	282,131
Equity securities	59,799	56,638
Total	1,898,090	2,344,208
Fixed maturities available for sale, at fair value	706,875	393,351
Equity securities	65,337	32,206
Cash	102,437	63,529
Securities sold but not yet purchased	(66,257)	(7,790)
Securities transactions entered into but not settled at the balance sheet date	(1,893)	(35,635)
Total investable assets included in ‘other’ segment	$2,704,589	$2,757,663
Reinsurance Recoverables
At December 31, 2019 and 2018, approximately 61.2% and 63.0% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $4.35 billion and $2.92 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 38.8% and 37.0%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at December 31, 2019 and 2018. The largest reinsurance recoverables from any one carrier was approximately 1.7% and 2.7%, respectively, of total shareholders’ equity available to Arch at December 31, 2019 and 2018.

ARCH CAPITAL	74	2019 FORM 10-K

The following table details our reinsurance recoverables at December 31, 2019:

	% of Total	A.M. Best Rating (1)
Lloyd’s syndicates (2)	8.0	A
Everest Reinsurance Company	4.4	A+
Hannover Rück SE	4.2	A+
Swiss Reinsurance America Corporation	3.6	A+
AXA XL	3.2	A+
Partner Reinsurance Company of the U.S.	3.0	A+
Munich Reinsurance America, Inc.	3.0	A+
Berkley Insurance Company	2.2	A+
Transatlantic Reinsurance Company	2.2	A+
Liberty Mutual Insurance Company	2.1	A
Renaissance Reinsurance	1.4	A+
All other -- fully collateralized reinsurers (3)	13.5	NR
All other -- “A-” or better	23.9
All other -- not rated (4)	25.3
Total	100.0

(1)
The financial strength ratings are as of February 17, 2020 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.”

(2)	The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.

(3)	Such amount is fully collateralized through reinsurance trusts.

(4)	Over 90% of such amount is collateralized through reinsurance trusts or letters of credit.

Reserves for Losses and Loss Adjustment Expenses
We establish reserves for losses and LAE (Loss Reserves) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult, which is exacerbated by the fact that we have relatively limited historical experience upon which to base such estimates. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Loss Reserves” and see Item 1“Business—Reserves” for further details.

Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $11.50 billion at December 31, 2019, compared to $9.44 billion at December 31, 2018. The increase in 2019 was primarily attributable to underwriting, strong investment returns and a lower level of catastrophic activity.
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	December 31,
	2019	2018
Total shareholders’ equity available to Arch	$11,497,371	$9,439,827
Less preferred shareholders’ equity	780,000	780,000
Common shareholders’ equity available to Arch	$10,717,371	$8,659,827
Common shares and common share equivalents outstanding, net of treasury shares (1)	405,619,201	402,454,834
Book value per share	$26.42	$21.52

(1)	Excludes the effects of 18,853,018 and 20,076,593 stock options and 1,586,779 and 1,307,304 restricted stock and performance units outstanding at December 31, 2019 and 2018, respectively.

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
In 2019, Arch Capital received dividends of $116.9 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer which can pay approximately $3.1 billion to Arch Capital in 2020 without providing an affidavit to the Bermuda Monetary Authority (“BMA”). Arch-U.S. received $465.0 million of dividends from Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.

ARCH CAPITAL	75	2019 FORM 10-K

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

Dividend Restrictions
Arch Capital has no material restrictions on its ability to make distributions to shareholders. However, the ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is limited by the applicable local laws and relevant regulations of the various countries and states in which we operate. See note 24, “Statutory Information,” to our consolidated financial statements in Item 8 for additional information on dividend restrictions.
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

ARCH CAPITAL	76	2019 FORM 10-K

parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2019 and 2018, such amounts approximated $6.80 billion and $6.76 billion, respectively, excluding amounts related to the ‘other’ segment.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in ventures such as Watford and others may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $1.69 billion at December 31, 2019 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment:

	Year Ended December 31,
	2019	2018
Total cash provided by (used for):
Operating activities	$1,810,060	$1,331,278
Investing activities	(1,689,640)	(268,734)
Financing activities	3,663	(987,679)
Effects of exchange rate changes on foreign currency cash	16,063	(16,383)
Increase (decrease) in cash	$140,146	$58,482
•Cash provided by operating activities for 2019 was higher than in 2018, primarily reflecting an increase in premiums collected, a lower level of net losses paid and lower purchases of tax and loss bonds. The 2018 period reflected a higher level of paid losses and purchases of tax and loss bonds.
•Cash used for investing activities for 2019 was higher than in 2018, reflecting a higher level of securities purchased.
•Cash provided by financing activities for 2019 was higher than the cash used in 2018. The 2018 period reflected $375.0 million of paydowns on our revolving credit agreement borrowings, $282.8 million of repurchases under our share repurchase program and $92.6 million related to redemption of our Series C preferred shares.
Investments
At December 31, 2019, our investable assets were $22.29 billion, excluding the $2.70 billion of investable assets related to the ‘other’ segment. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Please refer to Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.
CAPITAL RESOURCES

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.

ARCH CAPITAL	77	2019 FORM 10-K

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	December 31,
	2019	2018
Debt:
Senior notes, due May 2034	$300,000	$300,000
Arch-U.S. senior notes, due Nov 2043 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2026 (1)	500,000	500,000
Arch Finance senior notes, due Dec 2046 (1)	450,000	450,000
Deferred debt issuance costs on senior notes	(15,791)	(16,472)
Revolving credit agreement borrowings due Oct 2021 (2)	—	—
Total	$1,734,209	$1,733,528

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	450,000	450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	10,717,371	8,659,827
Total	$11,497,371	$9,439,827

Total capital available to Arch	$13,231,580	$11,173,355

Senior notes to total capital (%)	13.1	15.5
Revolving credit agreement borrowings to total capital (%)	—	—
Debt to total capital (%)	13.1	15.5
Preferred to total capital (%)	5.9	7.0
Debt and preferred to total capital (%)	19.0	22.5

(1)	Fully and unconditionally guaranteed by Arch Capital.

(2)	$500 million unsecured facility for revolving loans and letters of credit.

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
See note 18, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings. For additional information on our preferred shares, see note 20, “Shareholders’ Equity,” to our consolidated financial statements in Item 8.
During 2019 and 2018, we made interest payments of $98.7 million and $100.1 million respectively, related to our senior notes and other financing arrangements.
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as PMIERs. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2019 with a PMIER sufficiency ratio of 161%, compared to 141% at December 31, 2018.
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

ARCH CAPITAL	78	2019 FORM 10-K

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
Arch Capital, through its subsidiaries, provides financial support to certain of its insurance subsidiaries and affiliates, through certain reinsurance arrangements beneficial to the ratings of such subsidiaries. Historically, our U.S.-based insurance, reinsurance and mortgage insurance subsidiaries have entered into separate reinsurance arrangements with Arch Re Bermuda covering individual lines of business. The reinsurance agreements between our U.S.-based property casualty insurance and reinsurance subsidiaries and Arch Re Bermuda were canceled on a cutoff basis as of January 1, 2018. As a result, the level of subject business ceded to Arch Re Bermuda was substantially lower beginning in 2018 than in prior periods. In 2019, certain reinsurance agreements between our insurance and reinsurance subsidiaries were reinstated.

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
Share Repurchase Program
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2019, Arch Capital has repurchased approximately 386.3 million common shares for an aggregate purchase price of $3.97 billion. At December 31, 2019, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis.

ARCH CAPITAL	79	2019 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.
Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2019:

	Payment due by period
	Total	2020	2021 and 2022	2023 and 2024	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$12,628,213	$3,612,298	$3,818,635	$1,901,186	$3,296,094
Deposit accounting liabilities (2)	10,431	3,814	668	822	5,127
Contractholder payables (3)	2,119,460	671,838	729,706	297,634	420,282
Operating lease obligations	170,453	31,907	58,439	39,940	40,167
Purchase obligations	55,606	29,861	20,082	4,753	910
Investing activities
Unfunded investment commitments (4)	1,686,649	1,686,649	—	—	—
Financing activities
Securities lending payable (5)	388,366	388,366	—	—	—
Senior notes (including interest payments)	3,435,288	90,465	180,929	180,929	2,982,965
Financing lease obligations	6,883	4,822	2,061	—	—
Total contractual obligations and commitments	$20,501,349	$6,520,020	$4,810,520	$2,425,264	$6,745,545

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
On December 17, 2019 Arch Capital and certain of its subsidiaries entered into an $750.0 million five-year credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $250.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.25 billion.

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

ARCH CAPITAL	80	2019 FORM 10-K

shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2019.
Under the $250.0 million secured letter of credit facility, Arch Capital’s subsidiaries had $225.4 million of letters of credit outstanding and remaining capacity of $24.6 million at December 31, 2019. In addition, certain of Arch Capital’s subsidiaries had outstanding secured and unsecured letters of credit of $18.1 million and $195.0 million respectively, which were issued in the normal course of business. There were no outstanding revolving credit agreement borrowings at December 31, 2019 and 2018.
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

ARCH CAPITAL	81	2019 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2020, our modeled peak zone catastrophe exposure is a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $612 million, followed by windstorms affecting Northeastern U.S. and the Gulf of Mexico with net probable maximum pre-tax losses of $544 million and $521 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of January 1, 2020, our modeled peak zone earthquake exposure (San Francisco area earthquake)

represented approximately 70% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch (total shareholders’ equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time.  Based on in-force exposure estimated as of January 1, 2020, our modeled RDS loss was 8% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	82	2019 FORM 10-K

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
OFF-BALANCE SHEET ARRANGEMENTS

We have entered into various aggregate excess of loss reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda. These are special purpose variable interest entities that are not consolidated in our financial results because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of December 31, 2019, our estimated off-balance sheet maximum exposure to loss from such entities was $42.1 million. See note 11, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for additional information.
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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2019. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2019 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2019 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2019 and 2018:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2019
Total fair value	$21.54	$21.19	$20.83	$20.48	$20.13
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$0.71	$0.35		$(0.35)	$(0.71)
Dec. 31, 2018
Total fair value	$19.23	$18.91	$18.62	$18.30	$17.98
Change from base	3.3%	1.6%		(1.7)%	(3.4)%
Change in unrealized value	$0.61	$0.30		$(0.32)	$(0.63)
In addition, we consider the effect of credit spread movements on the market value of our fixed maturities, fixed maturities

ARCH CAPITAL	83	2019 FORM 10-K

pledged under securities lending agreements, short-term investments and certain of our other investments and investments accounted for using the equity method which invest in fixed income securities and the corresponding change in unrealized appreciation. As credit spreads widen, the fair value of our fixed income securities falls, and the converse is also true.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2019 and 2018:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2019
Total fair value	$21.19	$21.02	$20.83	$20.65	$20.48
Change from base	1.7%	0.9%		(0.9)%	(1.7)%
Change in unrealized value	$0.35	$0.19		$(0.19)	$(0.35)
Dec. 31, 2018
Total fair value	$19.08	$18.84	$18.62	$18.39	$18.15
Change from base	2.5%	1.2%		(1.2)%	(2.5)%
Change in unrealized value	$0.47	$0.22		$(0.22)	$(0.47)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR attempts to take into account a broad cross-section of risks facing a portfolio by utilizing relevant securities volatility data skewed towards the most recent months and quarters. VaR measures the amount of a portfolio at risk for outcomes 1.65 standard deviations from the mean based on normal market conditions over a one year time horizon and is expressed as a percentage of the portfolio’s initial value. In other words, 95% of the time, should the risks taken into account in the VaR model perform per their historical tendencies, the portfolio’s loss in any one year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value. As of December 31, 2019, our portfolio’s VaR was estimated to be 2.80%, compared to an estimated 3.02% at December 31, 2018.
Equity Securities, Privately Held Securities and Other Investments. Our investment portfolio includes an allocation to equity securities, privately held securities and certain other investments. At December 31, 2019 and 2018, the fair value of our investments in equity securities, privately held securities and certain other investments totaled $827.8 million and $368.8 million, respectively. These securities are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% depreciation in the value of each position would reduce the fair value of such investments by approximately $82.8 million and $36.9 million at December 31, 2019 and 2018, respectively, and would have decreased book value per share by approximately $0.20 and $0.09, respectively.
Investment-Related Derivatives. At December 31, 2019, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $8.04 billion, compared to $4.95 billion at December 31, 2018. If the underlying exposure of each investment-related derivative held at December 31, 2019 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $80.4 million, and a decrease in book value per share of $0.20, compared to $49.5 million and $0.12, respectively, on investment-related derivatives held at December 31, 2018. If the underlying exposure of each investment-related derivative held at December 31, 2019 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $80.4 million, and an increase in book value per share of $0.20, compared to $49.5 million and $0.12, respectively, on investment-related derivatives held at December 31, 2018. See note 10, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
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

ARCH CAPITAL	84	2019 FORM 10-K

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	December 31, 2019	December 31, 2018
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$265,501	$(561,311)
Shareholders’ equity denominated in foreign currencies (1)	744,690	478,678
Net foreign currency forward contracts outstanding (2)	81,731	241,442
Net exposures denominated in foreign currencies	$1,091,922	$158,809

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(109,192)	$(15,881)
Book value per share	$(0.27)	$(0.04)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$109,192	$15,881
Book value per share	$0.27	$0.04

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.

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

ARCH CAPITAL	85	2019 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	86	2019 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

ARCH CAPITAL	87	2019 FORM 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Reserve for Losses and Loss Adjustment Expenses

As described in Notes 3, 5 and 6 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. As of December 31, 2019, the Company’s total reserve for losses and loss adjustment expenses was $13.9 billion. For the insurance and reinsurance segments, management estimates ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. Management makes a number of key assumptions in their reserving process, including estimating loss development patterns and expected loss ratios. For the mortgage segment, the lead actuarial methodology used by management is a frequency-severity method based on the inventory of pending delinquencies. The assumptions of frequency and severity reflect judgments based on historical data and experience.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) there was significant judgment by management when developing their estimate, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses, (ii) there was significant auditor effort and judgment in evaluating audit evidence relating to the aforementioned key actuarial methods and key assumptions, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the reserve for losses and loss adjustment expenses, including controls over the selection of key actuarial methods and development of key assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures, including (i) developing an independent estimate, on a test basis, of the reserve for losses and loss adjustment expenses, and comparing the independent estimate to management’s actuarially determined reserve for losses and loss adjustment expenses to evaluate the reasonableness of the reserve for losses and loss adjustment expenses and (ii) evaluating the appropriateness of the actuarial methods and reasonableness of the assumptions, including loss development patterns, expected loss ratios, frequency, and severity used by management to determine the Company’s reserve for losses and loss adjustment expenses. Developing the independent estimate and evaluating the appropriateness of the key methods and reasonableness of the key assumptions related to loss development patterns, expected loss ratios, frequency and severity, as applicable, involved testing the completeness and accuracy of historical data provided by management.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2020

We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	88	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2019	2018
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $16,598,808 and $14,829,902)	$16,894,526	$14,699,010
Short-term investments available for sale, at fair value (amortized cost: $957,283 and $956,238)	956,546	955,880
Collateral received under securities lending, at fair value (amortized cost: $388,366 and $274,125)	388,376	274,133
Equity securities, at fair value	838,925	338,899
Investments accounted for using the fair value option	3,663,477	3,983,571
Investments accounted for using the equity method	1,660,396	1,493,791
Total investments	24,402,246	21,745,284

Cash	726,230	646,556
Accrued investment income	117,937	114,641
Securities pledged under securities lending, at fair value (amortized cost: $378,738 and $266,786)	379,868	268,395
Premiums receivable	1,778,717	1,299,150
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	4,346,816	2,919,372
Contractholder receivables	2,119,460	2,079,111
Ceded unearned premiums	1,234,683	975,469
Deferred acquisition costs	633,400	569,574
Receivable for securities sold	24,133	36,246
Goodwill and intangible assets	738,083	634,920
Other assets	1,383,788	929,611
Total assets	$37,885,361	$32,218,329

Liabilities
Reserve for losses and loss adjustment expenses	$13,891,842	$11,853,297
Unearned premiums	4,339,549	3,753,636
Reinsurance balances payable	667,072	393,107
Contractholder payables	2,119,460	2,079,111
Collateral held for insured obligations	206,698	236,630
Senior notes	1,871,626	1,733,528
Revolving credit agreement borrowings	484,287	455,682
Securities lending payable	388,366	274,125
Payable for securities purchased	87,579	90,034
Other liabilities	1,513,330	911,500
Total liabilities	25,569,809	21,780,650

Commitments and Contingencies
Redeemable noncontrolling interests	55,404	206,292

Shareholders’ Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 574,617,195 and 570,737,283)	638	634
Additional paid-in capital	1,889,683	1,793,781
Retained earnings	11,021,006	9,426,299
Accumulated other comprehensive income (loss), net of deferred income tax	212,091	(178,720)
Common shares held in treasury, at cost (shares: 168,997,994 and 168,282,449)	(2,406,047)	(2,382,167)
Total shareholders' equity available to Arch	11,497,371	9,439,827
Non-redeemable noncontrolling interests	762,777	791,560
Total shareholders' equity	12,260,148	10,231,387
Total liabilities, noncontrolling interests and shareholders' equity	$37,885,361	$32,218,329
See Notes to Consolidated Financial Statements

ARCH CAPITAL	89	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2019	2018	2017
Revenues
Net premiums written	$6,039,067	$5,346,747	$4,961,373
Change in unearned premiums	(252,569)	(114,772)	(116,841)
Net premiums earned	5,786,498	5,231,975	4,844,532
Net investment income	627,738	563,633	470,872
Net realized gains (losses)	366,363	(405,344)	149,141
Other-than-temporary impairment losses	(3,165)	(2,829)	(7,138)
Other underwriting income	24,861	15,073	30,253
Equity in net income of investments accounted for using the equity method	123,672	45,641	142,286
Other income (loss)	2,233	2,419	(2,571)
Total revenues	6,928,200	5,450,568	5,627,375

Expenses
Losses and loss adjustment expenses	3,133,452	2,890,106	2,967,446
Acquisition expenses	840,945	805,135	775,458
Other operating expenses	800,997	677,809	684,451
Corporate expenses	80,111	78,994	83,752
Amortization of intangible assets	82,104	105,670	125,778
Interest expense	120,872	120,484	117,431
Net foreign exchange losses (gains)	20,609	(69,402)	115,782
Total expenses	5,079,090	4,608,796	4,870,098

Income before income taxes	1,849,110	841,772	757,277

Income taxes:
Current tax expense (benefit)	144,361	85,863	(45,736)
Deferred tax expense (benefit)	11,449	28,088	173,304
Income tax expense	155,810	113,951	127,568

Net income	$1,693,300	$727,821	$629,709
Net (income) loss attributable to noncontrolling interests	(56,981)	30,150	(10,431)
Net income available to Arch	1,636,319	757,971	619,278
Preferred dividends	(41,612)	(41,645)	(46,041)
Loss on redemption of preferred shares	—	(2,710)	(6,735)
Net income available to Arch common shareholders	$1,594,707	$713,616	$566,502

Net income per common share and common share equivalent
Basic	$3.97	$1.76	$1.40
Diluted	$3.87	$1.73	$1.36

Weighted average common shares and common share equivalents outstanding
Basic	401,802,815	404,347,621	404,138,364
Diluted	411,609,478	412,906,478	417,785,025

See Notes to Consolidated Financial Statements

ARCH CAPITAL	90	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2019	2018	2017
Comprehensive Income
Net income	$1,693,300	$727,821	$629,709
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	500,771	(270,057)	252,904
Reclassification of net realized gains, included in net income	(118,941)	144,573	(67,863)
Foreign currency translation adjustments	18,110	(24,830)	47,014
Comprehensive income	2,093,240	577,507	861,764
Net (income) loss attributable to noncontrolling interests	(56,981)	30,150	(10,431)
Other comprehensive (income) loss attributable to noncontrolling interests	(9,130)	3,346	530
Comprehensive income available to Arch	$2,027,129	$611,003	$851,863

See Notes to Consolidated Financial Statements

ARCH CAPITAL	91	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2019	2018	2017
Non-cumulative preferred shares
Balance at beginning of year	$780,000	$872,555	$772,555
Preferred shares issued	—	—	330,000
Preferred shares redeemed	—	(92,555)	(230,000)
Balance at end of year	780,000	780,000	872,555

Convertible non-voting common equivalent preferred shares
Balance at beginning of year	—	489,627	1,101,304
Preferred shares converted to common shares	—	(489,627)	(611,677)
Balance at end of year	—	—	489,627

Common shares
Balance at beginning of year	634	611	582
Common shares issued, net	4	23	29
Balance at end of year	638	634	611

Additional paid-in capital
Balance at beginning of year	1,793,781	1,230,617	531,687
Preferred shares converted to common shares	—	489,608	611,653
Other changes	95,902	73,556	87,277
Balance at end of year	1,889,683	1,793,781	1,230,617

Retained earnings
Balance at beginning of year	9,426,299	8,562,889	7,996,701
Cumulative effect of an accounting change	—	149,794	(314)
Balance at beginning of year, as adjusted	9,426,299	8,712,683	7,996,387
Net income	1,693,300	727,821	629,709
Net (income) loss attributable to noncontrolling interests	(56,981)	30,150	(10,431)
Preferred share dividends	(41,612)	(41,645)	(46,041)
Loss on redemption of preferred shares	—	(2,710)	(6,735)
Balance at end of year	11,021,006	9,426,299	8,562,889

Accumulated other comprehensive income (loss)
Balance at beginning of year	(178,720)	118,044	(114,541)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	(114,178)	157,400	(27,641)
Cumulative effect of an accounting change	—	(149,794)	—
Balance at beginning of year, as adjusted	(114,178)	7,606	(27,641)
Unrealized holding gains (losses) during period, net of reclassification adjustment	381,830	(125,484)	185,041
Unrealized holding gains (losses) during period attributable to noncontrolling interests	(9,166)	3,700	—
Balance at end of year	258,486	(114,178)	157,400
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(64,542)	(39,356)	(86,900)
Foreign currency translation adjustments	18,110	(24,830)	47,014
Foreign currency translation adjustments attributable to noncontrolling interests	37	(356)	530
Balance at end of year	(46,395)	(64,542)	(39,356)
Balance at end of year	212,091	(178,720)	118,044

Common shares held in treasury, at cost
Balance at beginning of year	(2,382,167)	(2,077,741)	(2,034,570)
Shares repurchased for treasury	(23,880)	(304,426)	(43,171)
Balance at end of year	(2,406,047)	(2,382,167)	(2,077,741)

Total shareholders’ equity available to Arch	11,497,371	9,439,827	9,196,602
Non-redeemable noncontrolling interests	762,777	791,560	843,411
Total shareholders’ equity	$12,260,148	$10,231,387	$10,040,013

See Notes to Consolidated Financial Statements

ARCH CAPITAL	92	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$1,693,300	$727,821	$629,709
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(381,132)	387,550	(174,517)
Net impairment losses recognized in earnings	3,165	2,829	7,138
Equity in net income or loss of investments accounted for using the equity method and other income or loss	(14,013)	36,694	(79,540)
Amortization of intangible assets	82,104	105,670	125,778
Share-based compensation	66,417	55,776	67,798
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	489,981	243,734	614,534
Unearned premiums, net of ceded unearned premiums	252,569	114,772	116,841
Premiums receivable	(237,752)	(211,296)	(31,405)
Deferred acquisition costs	(47,260)	(37,847)	(78,378)
Reinsurance balances payable	182,132	73,438	8,529
Other items, net	(41,052)	60,181	(111,609)
Net cash provided by operating activities	2,048,459	1,559,322	1,094,878

Investing Activities
Purchases of fixed maturity investments	(30,053,777)	(33,327,660)	(36,806,913)
Purchases of equity securities	(811,967)	(1,001,149)	(1,021,016)
Purchases of other investments	(1,470,545)	(2,014,622)	(2,020,624)
Proceeds from sales of fixed maturity investments	28,595,865	31,513,271	35,686,779
Proceeds from sales of equity securities	429,818	1,118,445	1,056,401
Proceeds from sales, redemptions and maturities of other investments	1,209,559	1,561,958	1,528,617
Proceeds from redemptions and maturities of fixed maturity investments	643,265	892,755	907,417
Net settlements of derivative instruments	59,982	44,699	(28,563)
Net (purchases) sales of short-term investments	39,833	485,473	(734,554)
Change in cash collateral related to securities lending	(62,193)	180,883	12,540
Purchases of fixed assets	(37,837)	(29,809)	(22,841)
Other	(348,486)	21,736	90,875
Net cash provided by (used for) investing activities	(1,806,483)	(554,020)	(1,351,882)

Financing Activities
Proceeds from issuance of preferred shares, net	—	—	319,694
Redemption of preferred shares	—	(92,555)	(230,000)
Purchases of common shares under share repurchase program	(2,871)	(282,762)	—
Proceeds from common shares issued, net	6,203	(7,608)	(21,048)
Proceeds from borrowings	200,083	218,259	253,415
Repayments of borrowings	(49,182)	(576,401)	(197,000)
Change in cash collateral related to securities lending	62,193	(180,883)	(12,540)
Change in third party investment in non-redeemable noncontrolling interests	(75,056)	—	—
Change in third party investment in redeemable noncontrolling interests	(161,882)	—	—
Dividends paid to redeemable noncontrolling interests	(12,515)	(17,989)	(17,989)
Other	(6,023)	(7,226)	(51,896)
Preferred dividends paid	(41,612)	(41,645)	(46,041)
Net cash provided by (used for) financing activities	(80,662)	(988,810)	(3,405)

Effects of exchange rate changes on foreign currency cash and restricted cash	17,741	(19,133)	18,124

Increase (decrease) in cash and restricted cash	179,055	(2,641)	(242,285)
Cash and restricted cash, beginning of year	724,643	727,284	969,569
Cash and restricted cash, end of year	$903,698	$724,643	$727,284

Income taxes paid (received)	$109,463	$(980)	$51,781
Interest paid	$126,945	$119,775	$117,374

See Notes to Consolidated Financial Statements

ARCH CAPITAL	93	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Arch Capital Group Ltd. (“Arch Capital”) is a Bermuda public limited liability company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries.
As used herein, the “Company” means Arch Capital and its subsidiaries. Similarly, “Common Shares” means the common shares of Arch Capital. The Company’s consolidated financial statements include the results of Watford Holdings Ltd., and its wholly owned subsidiaries (“Watford”). See note 11, “Variable Interest Entity and Noncontrolling Interests”.
2.    Business Acquired

Barbican Group Holdings Limited
On November 29, 2019, the Company closed the acquisition of Barbican Group Holdings Limited and its subsidiaries (“Barbican”), including Barbican Managing Agency Limited (“BMAL”), Lloyd’s Syndicate 1955 (“Barbican Syndicate 1955”), Castel Underwriting Agencies Limited (“Castel”) and other associated entities.
The Ardonagh Group
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
Arch MI Asia Limited
On July 1, 2017, the Company closed the acquisition of AIG United Guaranty Insurance (Asia) Limited (renamed “Arch MI Asia Limited”) following the payment of $40.0 million to American International Group, Inc. (“AIG”). Arch MI Asia Limited compliments the Company’s existing private mortgage insurance businesses, which have operations in the United States, Europe and Australia.

3.    Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Arch Capital and its subsidiaries, including Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Reinsurance Company (“Arch Re U.S.”), Arch-U.S., Arch Insurance Company, Arch Specialty Insurance Company, Arch Excess & Surplus Insurance Company, Arch Indemnity Insurance Company, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Arch Reinsurance Europe Underwriting Designated Activity Company (“Arch Re Europe”), Arch Mortgage Insurance Company, Arch Mortgage Guaranty Company, United Guaranty Residential Insurance Company, Arch Insurance (EU) Designated Activity Company (formerly, Arch Mortgage Insurance Designated Activity Company) (“Arch Insurance (EU)”), Arch Insurance (UK) Limited (formerly Arch Insurance Company (Europe) Limited)(“Arch Insurance (U.K.)”), Lloyd’s of London syndicate 2012 and related companies (“Arch Syndicate 2012”), Barbican and Watford. All significant intercompany transactions and balances have been eliminated in consolidation.
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

ARCH CAPITAL	94	2019 FORM 10-K

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

ARCH CAPITAL	95	2019 FORM 10-K

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
No premium deficiency charges were recorded by the Company during 2019, 2018 or 2017.
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

ARCH CAPITAL	96	2019 FORM 10-K

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
(d) Retroactive Reinsurance
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
(f) Cash
Cash includes cash equivalents, which are investments with original maturities of three months or less which are not part of the investment portfolio.
(g) Restricted Cash
Restricted cash represents amounts held for the benefit of third parties and is legally or contractually restricted as to withdrawal or usage by the Company. Such amounts are included in “Other assets” on the Company’s balance sheet.
(h) Investments
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

ARCH CAPITAL	97	2019 FORM 10-K

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

ARCH CAPITAL	98	2019 FORM 10-K

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
(i) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in its consolidated balance sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2019, 2018, and 2017, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See note 10, “Derivative Instruments” for additional information.
(j) Reserves for Losses and Loss Adjustment Expenses
Insurance and Reinsurance. The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, excludes estimates of amounts related to losses under high deductible policies, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management’s estimates of reserves for losses incurred for which reports or claims have not been received. The Company’s reserves are based on a combination of reserving methods, incorporating both Company and industry loss development patterns. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by its underwriters and actuaries during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. As actual loss information has been reported, the Company has developed its own loss experience and its reserving methods include other actuarial techniques. Over time, such techniques have been given further weight in its reserving process based on the continuing maturation of the Company’s reserves. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis, except for excess workers’ compensation and employers’ liability business written by the Company’s insurance operations.
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
(k) Contractholder Receivables and Payables and Collateral Held for Insured Obligations
Certain insurance policies written by the Company’s insurance operations feature large deductibles, primarily in its construction and national accounts lines of business. Under such contracts, the Company is obligated to pay the claimant

ARCH CAPITAL	99	2019 FORM 10-K

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
(l) Foreign Exchange
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
(m) Income Taxes
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
(n) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s (i) time-based awards generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date and (ii) performance-based awards cliff vest after each three year performance period based on achievement of the specified performance criteria. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome. During the recognition period compensation expense is accrued based on the performance condition that is probable of achievement. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See note 21, “Share-Based Compensation” for information relating to the Company’s share-based payment awards.
(o) Guaranty Fund and Other Related Assessments
Liabilities for guaranty fund and other related assessments in the Company’s insurance and reinsurance operations are accrued when the Company receives notice that an amount is

ARCH CAPITAL	100	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable, or earlier if a reasonable estimate of the assessment can be made.
(p) Treasury Shares
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
(r) Recent Accounting Pronouncements
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
In addition, the Company adopted ASU 2018-11, “Leases: Targeted Improvements (Topic 842),” which provides an additional (optional) transition method to adopt the new lease standard. The Company adopted the alternative transition method and elected to utilize a cumulative-effect adjustment to the opening balance of the retained earnings for the year of adoption. As such, the Company’s reporting for the comparative periods prior to the adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance. The Company also adopted the practical expedients as a package which allows the Company to not reassess (1) whether any expired or existing contracts are or contain leases (2) the lease classification for any expired or existing leases (3) initial direct costs for any existing leases and (4) to account for the lease and non-lease components as a single lease component. In addition to electing the practical expedients as a package, the Company elected to include hindsight to determine the lease term of existing leases, and made an accounting policy election to not apply the recognition requirements to short-term leases (lease term of less than twelve months). The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.
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
The Company adopted ASU 2018-02 “Income Statement Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which was issued in February 2018 to allow the reclassification of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Cuts Act”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts Act related to items in AOCI.

ARCH CAPITAL	101	2019 FORM 10-K

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
The Company adopted ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities,” which was issued in March 2017. This ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of the guidance requires a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” was issued in June 2016. The ASU changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The ASU is effective for the 2020 first quarter, and should be applied on a modified retrospective basis for the majority of the provisions with a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption. Upon adoption, the Company expects the new standard to have an impact on certain type of investment securities, reinsurance recoverables and contractholder receivables. The Company will adopt the ASU on January 1, 2020 by applying the modified retrospective approach. The Company anticipates recording a cumulative-effect adjustment to the opening balance of retained earnings, which is not expected to have a material effect on the consolidated financial statements.
ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” was issued in August, 2018. The ASU modifies the disclosure requirements on fair value measurement as part of the disclosure framework project with the objective to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in this update allow for removal of (1) the amount and reasons for transfer between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and does not expect this guidance to have a material effect on the Company’s consolidated financial statements.
ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40),” was issued in the 2018 third quarter. This ASU aligns the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and does not expect this guidance to have a material effect on the Company’s consolidated financial statements.
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

ARCH CAPITAL	102	2019 FORM 10-K

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

ARCH CAPITAL	103	2019 FORM 10-K

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
The ‘other’ segment includes the results of Watford (see note 11, “Variable Interest Entity and Noncontrolling Interests”). Watford has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	104	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,907,993	$2,323,223	$1,466,265	$7,695,645	$754,881	$8,138,960
Premiums ceded	(1,266,267)	(720,500)	(204,509)	(2,189,440)	(222,019)	(2,099,893)
Net premiums written	2,641,726	1,602,723	1,261,756	5,506,205	532,862	6,039,067
Change in unearned premiums	(244,646)	(136,334)	104,584	(276,396)	23,827	(252,569)
Net premiums earned	2,397,080	1,466,389	1,366,340	5,229,809	556,689	5,786,498
Other underwriting income (loss)	—	6,444	16,005	22,449	2,412	24,861
Losses and loss adjustment expenses	(1,615,475)	(1,011,329)	(53,513)	(2,680,317)	(453,135)	(3,133,452)
Acquisition expenses	(361,614)	(239,032)	(134,319)	(734,965)	(105,980)	(840,945)
Other operating expenses	(454,770)	(141,484)	(153,092)	(749,346)	(51,651)	(800,997)
Underwriting income (loss)	$(34,779)	$80,988	$1,041,421	1,087,630	(51,665)	1,035,965

Net investment income				491,067	136,671	627,738
Net realized gains (losses)				351,202	15,161	366,363
Net impairment losses recognized in earnings				(3,165)	—	(3,165)
Equity in net income (loss) of investments accounted for using the equity method				123,672	—	123,672
Other income (loss)				2,233	—	2,233
Corporate expenses				(65,667)	—	(65,667)
Transaction costs and other				(14,444)	—	(14,444)
Amortization of intangible assets				(82,104)	—	(82,104)
Interest expense				(93,735)	(27,137)	(120,872)
Net foreign exchange gains (losses)				(9,252)	(11,357)	(20,609)
Income (loss) before income taxes				1,787,437	61,673	1,849,110
Income tax expense				(155,790)	(20)	(155,810)
Net income (loss)				1,631,647	61,653	1,693,300
Dividends attributable to redeemable noncontrolling interests				—	(16,909)	(16,909)
Amounts attributable to nonredeemable noncontrolling interests				—	(40,072)	(40,072)
Net income (loss) available to Arch				1,631,647	4,672	1,636,319
Preferred dividends				(41,612)	—	(41,612)
Loss on redemption of preferred shares				—	—	—
Net income (loss) available to Arch common shareholders				$1,590,035	$4,672	$1,594,707

Underwriting Ratios
Loss ratio	67.4%	69.0%	3.9%	51.3%	81.4%	54.2%
Acquisition expense ratio	15.1%	16.3%	9.8%	14.1%	19.0%	14.5%
Other operating expense ratio	19.0%	9.6%	11.2%	14.3%	9.3%	13.8%
Combined ratio	101.5%	94.9%	24.9%	79.7%	109.7%	82.5%

Goodwill and intangible assets	$289,021	$2,516	$438,896	$730,433	$7,650	$738,083

Total investable assets				$22,285,676	$2,704,589	$24,990,265
Total assets				34,374,468	3,510,893	37,885,361
Total liabilities				22,977,636	2,592,173	25,569,809

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	105	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,262,332	$1,912,522	$1,360,708	$6,534,423	$735,015	$6,961,004
Premiums ceded	(1,050,207)	(539,950)	(202,833)	(1,791,851)	(130,840)	(1,614,257)
Net premiums written	2,212,125	1,372,572	1,157,875	4,742,572	604,175	5,346,747
Change in unearned premiums	(6,464)	(111,356)	28,361	(89,459)	(25,313)	(114,772)
Net premiums earned	2,205,661	1,261,216	1,186,236	4,653,113	578,862	5,231,975
Other underwriting income	—	(682)	13,033	12,351	2,722	15,073
Losses and loss adjustment expenses	(1,520,680)	(846,882)	(81,289)	(2,448,851)	(441,255)	(2,890,106)
Acquisition expenses, net	(349,702)	(211,280)	(118,595)	(679,577)	(125,558)	(805,135)
Other operating expenses	(364,138)	(133,350)	(142,432)	(639,920)	(37,889)	(677,809)
Underwriting income (loss)	$(28,859)	$69,022	$856,953	897,116	(23,118)	873,998

Net investment income				437,958	125,675	563,633
Net realized gains (losses)				(284,429)	(120,915)	(405,344)
Net impairment losses recognized in earnings				(2,829)	—	(2,829)
Equity in net income (loss) of investments accounted for using the equity method				45,641	—	45,641
Other income (loss)				2,419	—	2,419
Corporate expenses				(58,608)	—	(58,608)
Transaction costs and other				(11,386)	(9,000)	(20,386)
Amortization of intangible assets				(105,670)	—	(105,670)
Interest expense				(101,019)	(19,465)	(120,484)
Net foreign exchange gains (losses)				58,711	10,691	69,402
Income (loss) before income taxes				877,904	(36,132)	841,772
Income tax (expense) benefit				(113,924)	(27)	(113,951)
Net income (loss)				763,980	(36,159)	727,821
Dividends attributable to redeemable noncontrolling interests				—	(18,357)	(18,357)
Amounts attributable to nonredeemable noncontrolling interests				—	48,507	48,507
Net income (loss) available to Arch				763,980	(6,009)	757,971
Preferred dividends				(41,645)	—	(41,645)
Loss on redemption of preferred shares				(2,710)	—	(2,710)
Net income (loss) available to Arch common shareholders				$719,625	$(6,009)	$713,616

Underwriting Ratios
Loss ratio	68.9%	67.1%	6.9%	52.6%	76.2%	55.2%
Acquisition expense ratio	15.9%	16.8%	10.0%	14.6%	21.7%	15.4%
Other operating expense ratio	16.5%	10.6%	12.0%	13.8%	6.5%	13.0%
Combined ratio	101.3%	94.5%	28.9%	81.0%	104.4%	83.6%

Goodwill and intangible assets	$114,012	$—	$513,258	$627,270	$7,650	$634,920

Total investable assets				$19,566,861	$2,757,663	$22,324,524
Total assets				28,845,473	3,372,856	32,218,329
Total liabilities				19,518,395	2,262,255	21,780,650

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	106	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,081,086	$1,640,399	$1,368,138	$6,088,254	$600,304	$6,368,425
Premiums ceded	(958,646)	(465,925)	(256,796)	(1,679,998)	(47,187)	(1,407,052)
Net premiums written	2,122,440	1,174,474	1,111,342	4,408,256	553,117	4,961,373
Change in unearned premiums	(9,422)	(31,853)	(54,176)	(95,451)	(21,390)	(116,841)
Net premiums earned	2,113,018	1,142,621	1,057,166	4,312,805	531,727	4,844,532
Other underwriting income	—	11,336	15,737	27,073	3,180	30,253
Losses and loss adjustment expenses	(1,622,444)	(773,923)	(134,677)	(2,531,044)	(436,402)	(2,967,446)
Acquisition expenses, net	(323,639)	(221,250)	(100,598)	(645,487)	(129,971)	(775,458)
Other operating expenses	(359,524)	(146,663)	(146,336)	(652,523)	(31,928)	(684,451)
Underwriting income (loss)	$(192,589)	$12,121	$691,292	510,824	(63,394)	447,430

Net investment income				382,072	88,800	470,872
Net realized gains (losses)				148,798	343	149,141
Net impairment losses recognized in earnings				(7,138)	—	(7,138)
Equity in net income (loss) of investments accounted for using the equity method				142,286	—	142,286
Other income (loss)				(2,571)	—	(2,571)
Corporate expenses				(61,602)	—	(61,602)
Transaction costs and other				(22,150)	—	(22,150)
Amortization of intangible assets				(125,778)	—	(125,778)
Interest expense				(103,592)	(13,839)	(117,431)
Net foreign exchange gains (losses)				(113,345)	(2,437)	(115,782)
Income (loss) before income taxes				747,804	9,473	757,277
Income tax benefit				(127,547)	(21)	(127,568)
Net income				620,257	9,452	629,709
Dividends attributable to redeemable noncontrolling interests				—	(18,344)	(18,344)
Amounts attributable to nonredeemable noncontrolling interests				—	7,913	7,913
Net income (loss) available to Arch				620,257	(979)	619,278
Preferred dividends				(46,041)	—	(46,041)
Loss on redemption of preferred shares				(6,735)	—	(6,735)
Net income (loss) available to Arch common shareholders				$567,481	$(979)	$566,502

Underwriting Ratios
Loss ratio	76.8%	67.7%	12.7%	58.7%	82.1%	61.3%
Acquisition expense ratio	15.3%	19.4%	9.5%	15.0%	24.4%	16.0%
Other operating expense ratio	17.0%	12.8%	13.8%	15.1%	6.0%	14.1%
Combined ratio	109.1%	99.9%	36.0%	88.8%	112.5%	91.4%

Goodwill and intangible assets	$22,310	$211	$622,440	$644,961	$7,650	$652,611

Total investable assets				$19,716,421	$2,440,067	$22,156,488
Total assets				29,037,004	3,014,654	32,051,658
Total liabilities				19,959,574	1,846,149	21,805,723

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	107	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums earned by major line of business and net premiums written by underwriting location:

INSURANCE SEGMENT	Year Ended December 31,
	2019	2018	2017
Net premiums earned (1)
Professional lines (2)	$499,224	$458,425	$444,137
Programs	414,103	389,186	364,639
Property, energy, marine and aviation	298,966	205,069	173,779
Construction and national accounts	325,687	322,440	324,517
Travel, accident and health	305,085	297,147	257,358
Excess and surplus casualty (3)	200,615	172,424	195,154
Lenders products	66,079	94,248	97,043
Other (4)	287,321	266,722	256,391
Total	$2,397,080	$2,205,661	$2,113,018

Net premiums written by underwriting location (1)
United States	$1,983,476	$1,736,651	$1,715,467
Europe	559,214	401,974	344,836
Other	99,036	73,500	62,137
Total	$2,641,726	$2,212,125	$2,122,440

(1)	Insurance segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.

(2)	Includes professional liability, executive assurance and healthcare business.

(3)	Includes casualty and contract binding business.

(4)	Includes alternative markets, excess workers' compensation and surety business.

REINSURANCE SEGMENT	Year Ended December 31,
	2019	2018	2017
Net premiums earned (1)
Other specialty (2)	$478,517	$474,568	$408,566
Casualty (3)	429,288	347,034	341,122
Property excluding property catastrophe	362,841	287,788	255,453
Property catastrophe	90,934	75,249	73,300
Marine and aviation	48,274	39,238	36,214
Other (4)	56,535	37,339	27,966
Total	$1,466,389	$1,261,216	$1,142,621

Net premiums written by underwriting location (1)
United States	$529,943	$413,550	$399,379
Bermuda	578,618	487,523	350,681
Europe and other	494,162	471,499	424,414
Total	$1,602,723	$1,372,572	$1,174,474

(1)	Reinsurance segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.
(2)    Includes proportional motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(4)	Includes life, casualty clash and other.

ARCH CAPITAL	108	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MORTGAGE SEGMENT	Year Ended December 31,
	2019	2018	2017
Net premiums earned by underwriting location
United States	$1,134,849	$1,009,765	$901,858
Other	231,491	176,471	155,308
Total	$1,366,340	$1,186,236	$1,057,166

Net premiums written by underwriting location
United States	$1,032,868	$948,323	$903,329
Other	228,888	209,552	208,013
Total	$1,261,756	$1,157,875	$1,111,342

OTHER SEGMENT	Year Ended December 31,
	2019	2018	2017
Net premiums earned (1)
Casualty (2)	$246,894	$277,589	$333,275
Other specialty (3)	185,547	204,485	135,855
Property catastrophe	13,399	10,998	12,690
Property excluding property catastrophe	3,503	2,802	1,392
Other (4)	107,346	82,988	48,515
Total	$556,689	$578,862	$531,727

Net premiums written by underwriting location (1)
United States	$127,176	$49,800	$11,750
Europe	52,065	91,635	91,463
Bermuda	353,621	462,740	449,904
Total	$532,862	$604,175	$553,117

(1)	Other segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.

(2)	Includes professional liability, excess motor, programs and other.

(3)	Includes proportional motor and other.

(4)	Includes mortgage and other.

ARCH CAPITAL	109	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2019	2018	2017
Reserve for losses and loss adjustment expenses at beginning of year	$11,853,297	$11,383,792	$10,200,960
Unpaid losses and loss adjustment expenses recoverable	2,814,291	2,464,910	2,083,575
Net reserve for losses and loss adjustment expenses at beginning of year	9,039,006	8,918,882	8,117,385

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	3,297,037	3,162,818	3,205,428
Prior years	(163,585)	(272,712)	(237,982)
Total net incurred losses and loss adjustment expenses	3,133,452	2,890,106	2,967,446

Net losses and loss adjustment expense reserves of acquired business (1)	209,486	—	—

Retroactive reinsurance transactions (2)	(225,500)	(420,404)	—

Foreign exchange (gains) losses	36,003	(143,414)	186,963

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(621,202)	(524,048)	(505,424)
Prior years	(1,762,053)	(1,682,116)	(1,847,488)
Total net paid losses and loss adjustment expenses	(2,383,255)	(2,206,164)	(2,352,912)

Net reserve for losses and loss adjustment expenses at end of year	9,809,192	9,039,006	8,918,882
Unpaid losses and loss adjustment expenses recoverable	4,082,650	2,814,291	2,464,910
Reserve for losses and loss adjustment expenses at end of year	$13,891,842	$11,853,297	$11,383,792

(1)	The 2019 amount primarily related to the acquisition of Barbican.

(2)
During the 2019 first quarter and 2018 second quarter, a subsidiary of the Company entered into two separate retroactive reinsurance transactions with third party reinsurers to reinsure run-off liabilities associated with certain U.S. insurance exposures.

2019 Prior Year Reserve Development
During 2019, the Company recorded estimated net favorable development on prior year loss reserves of $163.6 million, which consisted of net favorable development of $15.8 million from the insurance segment, $46.4 million from the reinsurance segment and $125.2 million from the mortgage segment, partially offset by $23.8 million of net adverse development from the ‘other’ segment.
The insurance segment’s net favorable development of $15.8 million, or 7.0 points of net earned premium, consisted of $54.9 million of net favorable development from short-tailed lines and $39.1 million of net adverse development from medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from lenders products and property (including special risk other than marine) reserves across all accident years, (i.e., the year in which a loss occurred) partially offset by net adverse development in travel business, primarily from the 2018 accident year. Net adverse development in medium-tailed and long-tailed lines of $39.1 million was primarily due to net adverse development of $33.6 million in contract binding business, primarily from the 2013 to 2017 accident years, and $30.1 million in programs, primarily from the 2014 and 2018 accident years. Such amounts were partially offset by net favorable development of $19.3 million in professional liability business, primarily from the 2013 to 2016 accident years, and $15.8 million in surety business, primarily from the 2014 to 2016 accident years.
The reinsurance segment’s net favorable development of $46.4 million, or 3.2 points of net earned premium, consisted of $70.5 million of net favorable development from short-tailed lines and $16.0 million of net favorable development from medium-tailed lines, partially offset by $40.1 million of net adverse development from long-tailed lines. Favorable development in short-tailed lines included $33.7 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2017 and 2018 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period) and $40.8 million in other specialty, primarily from 2016 to 2018

ARCH CAPITAL	110	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underwriting years.The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2019. Net favorable development of $16.0 million in medium-tailed lines included reductions in marine and aviation reserves, primarily from the 2011 to 2017 underwriting years. Net adverse development in long-tailed lines of $40.1 million was primarily due to net adverse development of $44.5 million in casualty business, primarily from the 2013 to 2018 underwriting years.
The mortgage segment’s net favorable development of $125.2 million, or 9.2 points of net earned premium, included $117.1 million of favorable development on U.S. primary mortgage business. Such development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business.
2018 Prior Year Reserve Development
During 2018, the Company recorded estimated net favorable development on prior year loss reserves of $272.7 million, which consisted of $24.4 million from the insurance segment, $138.5 million from the reinsurance segment, $107.6 million from the mortgage segment and $2.2 million from the ‘other’ segment.
The insurance segment’s net favorable development of $24.4 million, or 1.1 points of net earned premium, consisted of $48.4 million of net favorable development from short-tailed lines and $26.3 million of net favorable development from long-tailed lines, partially offset by $50.3 million of net adverse development from medium-tailed lines. Favorable development in short-tailed lines predominantly consisted of $50.1 million of net favorable development in property lines, primarily from the 2010 to 2017 accident years, partially offset by $5.0 million of adverse development on travel, accident and health business from the 2013 to 2017 accident years. Net favorable development in long-tailed lines of $26.3 million included $19.7 million of net favorable development on executive assurance business, primarily from the 2015 accident year, and $1.4 million of net favorable development in casualty business, primarily from the 2009 to 2015 accident years. Net adverse development in medium tailed lines of $50.3 million was primarily due to net adverse development in contract binding business for accident years 2013 to 2017.
The reinsurance segment’s net favorable development of $138.5 million, or 11.0 points of net earned premium, consisted of $110.4 million from short-tailed lines and $28.1 million from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $80.8 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2008 to 2017 underwriting years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2018. Net favorable development of $28.1 million in medium-tailed and long-tailed lines included reductions in casualty reserves of $12.5 million, primarily from the 2002 to 2010 underwriting years, and in marine and aviation reserves of $15.6 million, spread across most underwriting years.
The mortgage segment’s net favorable development of $107.6 million, or 9.1 points of net earned premium, included $103.4 million of favorable development on U.S. primary mortgage business. Such development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business.
2017 Prior Year Reserve Development
During 2017, the Company recorded estimated net favorable development on prior year loss reserves of $238.0 million, which consisted of $8.6 million from the insurance segment,$165.4 million from the reinsurance segment, and $95.0 million from the mortgage segment, less adverse development of $31.0 million from the ‘other’ segment.
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
The reinsurance segment’s net favorable development of $165.4 million, or 14.5 points of net earned premium, consisted of $101.0 million from short-tailed lines and $64.4 million from medium-tailed and long-tailed lines. Favorable development in short-tailed lines included $82.6 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2009 to 2016 underwriting years.

ARCH CAPITAL	111	2019 FORM 10-K

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
The mortgage segment’s net favorable development of $95.0 million, or 9.0 points of net earned premium, for 2017, included $89.3 million of favorable development on U.S. primary mortgage business. Such development was primarily driven by continued lower than expected claim rates on first lien business and subrogation recoveries on second lien business.
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

The Company determined the following to be insignificant for disclosure purposes: (i) amounts included in the ‘other’ segment

(i.e., Watford) as described in note 11, “Variable Interest Entity and Noncontrolling Interests”; (ii) certain mortgage business, including non-U.S. primary business, second lien and student loan exposures, global mortgage reinsurance and participation in various GSE credit risk-sharing products; (iii) certain reinsurance business, including casualty clash and non-traditional lines, and (iv) amounts associated with the Barbican acquisition. Such amounts are included as reconciling items.
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
Insurance Segment
Loss Reserves for the insurance segment are comprised of estimated amounts for (1) reported losses (“case reserves”) and (2) incurred but not reported losses (“IBNR reserves”). Generally, claims personnel determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. The Company also contracts with a number of outside third party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of such administrators is reviewed and monitored by our claims personnel. Loss Reserves are also established to provide for loss adjustment expenses and represent the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the case reserves may be made as additional information is reported or payments are made. IBNR reserves are established to provide for incurred claims which have not yet been reported at the balance sheet date as well as to adjust for any projected variance in case reserving. Actuaries estimate ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement

ARCH CAPITAL	112	2019 FORM 10-K

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

•	Historical paid loss development methods - these methods, like historical incurred loss development methods, assume

ARCH CAPITAL	113	2019 FORM 10-K

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

In the initial reserving process for short-tail insurance lines (consisting of property, energy, marine and aviation and other exposures including travel, accident and health and lenders products), the Company relies on a combination of the reserving methods discussed above. For catastrophe-exposed business, the reserving process also includes the usage of catastrophe models for known events and a heavy reliance on analysis of individual catastrophic events and management judgment. The development of losses on short-tail business can be unstable, especially for policies characterized by high severity, low frequency losses. As time passes, for a given accident year, additional weight is given to the paid and incurred B-F loss development methods and eventually to the historical paid and incurred loss development methods in the reserving process. The Company makes a number of key assumptions in their reserving process, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and underwriters’ judgment as to potential loss exposures can be relied on. The expected loss ratios used in the initial reserving process for short-tail business have varied over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, policy changes (such as attachment points, class and limits) and geographical distribution. As losses in short-tail lines are reported relatively quickly, expected loss ratios are selected for the current accident year based upon actual attritional loss ratios for earlier accident years, adjusted for rate changes, inflation, changes in reinsurance programs and expected attritional losses based on modeling. Furthermore, ultimate losses for short-tail business are known in a reasonably short period of time.
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

ARCH CAPITAL	114	2019 FORM 10-K

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
In 2019 and 2018, the Company entered into two separate loss portfolio transfers and adverse development cover reinsurance agreements accounted for as retroactive reinsurance.  These agreements transfer Loss Reserves and future favorable or adverse development on certain runoff programs and other exposures within multi-line and other specialty business, and certain third party occurrence business (the “Covered Lines”). As incurred losses and allocated loss adjustment expenses for the Covered Lines are ceded to the reinsurer, the Company is not exposed to changes in the amount, timing and uncertainty of cash flows arising from the Covered Lines.  To avoid distortion, the incurred losses and allocated loss adjustment expenses and cumulative paid losses and loss adjustment expenses for the Covered Lines are excluded entirely from the tables below.  Reinsurance recoverables at December 31, 2019 included $319.3 million related to these reinsurance agreements.
The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$197,399	$187,305	$151,937	$139,757	$128,475	$128,799	$127,530	$124,974	$120,813	$118,570	$1,310	3,676
2011		266,725	269,790	229,244	217,753	208,494	205,344	198,763	198,956	198,370	868	4,219
2012			230,399	229,820	203,408	197,187	194,746	190,930	188,649	178,394	2,487	4,266
2013				156,936	154,313	146,777	140,967	132,839	132,211	128,247	752	4,279
2014					146,391	143,825	145,065	134,055	133,482	129,973	6,769	3,930
2015						110,867	108,260	102,535	102,221	97,361	5,669	4,613
2016							102,910	99,899	104,246	100,542	560	6,388
2017								278,549	247,072	235,152	14,830	6,744
2018									185,486	179,262	29,117	5,333
2019										161,850	59,863	5,688
									Total	$1,527,721

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$28,433	$65,846	$87,476	$105,887	$110,892	$117,737	$119,953	$118,437	$119,276	$116,822
2011		34,002	98,616	140,555	165,950	198,128	199,943	195,613	196,272	196,056
2012			20,301	92,034	137,179	159,862	165,488	177,945	179,138	173,058
2013				31,874	83,689	109,088	118,131	120,385	123,392	123,696
2014					25,620	53,060	76,774	83,080	86,518	99,041
2015						23,271	63,990	75,340	84,964	88,433
2016							24,442	82,357	97,147	97,674
2017								29,915	138,525	196,290
2018									29,641	102,798
2019										26,014
					Total					1,219,882
					All outstanding liabilities before 2010, net of reinsurance					32,875
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$340,714

ARCH CAPITAL	115	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party occurrence business ($000’s except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$217,431	$235,241	$230,710	$230,859	$233,204	$229,534	$223,618	$215,332	$218,374	$211,046	$33,176	62,757
2011		233,958	240,406	253,691	258,348	252,227	253,598	246,721	239,395	233,563	44,601	71,101
2012			240,917	262,373	267,980	270,603	257,059	252,497	242,648	242,454	60,258	65,806
2013				282,629	296,492	306,358	301,403	281,437	275,101	271,116	74,749	66,990
2014					329,448	335,281	338,194	342,455	340,408	341,595	98,049	75,526
2015						358,478	391,198	398,185	394,268	388,744	146,656	77,727
2016							389,333	393,991	406,785	397,914	193,182	77,100
2017								416,856	419,456	421,414	254,057	82,458
2018									434,854	450,950	315,814	74,221
2019										454,723	390,054	62,988
									Total	$3,413,519

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$6,753	$25,511	$45,550	$72,696	$102,391	$117,250	$132,818	$142,380	$148,140	$158,370
2011		7,006	25,142	43,309	73,268	113,283	134,342	152,472	160,326	171,744
2012			6,962	30,799	58,387	83,193	108,087	129,369	142,932	153,263
2013				6,842	29,214	71,328	101,148	122,043	148,951	162,910
2014					9,204	40,232	71,397	112,434	161,780	188,871
2015						11,112	44,522	88,383	139,283	179,435
2016							11,684	41,893	87,424	135,617
2017								13,392	52,283	99,225
2018									16,994	62,762
2019										18,202
					Total					1,330,399
					All outstanding liabilities before 2010, net of reinsurance					181,719
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,264,839

Third party claims-made business ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$286,202	$311,709	$332,779	$338,238	$331,006	$314,388	$298,444	$280,497	$283,530	$284,427	$8,775	12,335
2011		281,448	323,369	314,961	309,684	315,118	294,367	281,487	284,242	279,909	14,003	11,762
2012			309,654	312,143	310,359	305,362	283,903	268,765	271,663	272,826	17,820	14,759
2013				295,759	313,601	317,165	313,738	288,506	286,280	271,290	29,604	14,542
2014					260,698	275,172	293,467	273,876	278,182	287,424	42,805	13,935
2015						254,540	272,413	271,343	257,902	246,366	43,026	13,815
2016							270,537	286,677	306,837	304,266	81,707	15,716
2017								266,526	284,875	300,710	131,795	15,904
2018									272,655	301,247	177,552	14,934
2019										271,824	224,119	9,698
									Total	$2,820,289

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$13,811	$70,583	$127,531	$162,490	$197,142	$213,530	$229,824	$233,085	$241,887	$252,119
2011		13,510	71,038	128,011	171,354	204,215	223,458	235,181	248,524	259,416
2012			17,307	67,314	117,891	160,480	185,656	204,240	221,391	240,281
2013				18,557	85,442	134,509	175,328	193,704	212,488	230,377
2014					13,572	62,308	127,683	170,331	204,330	223,907
2015						8,845	51,064	98,371	124,381	168,664
2016							10,371	67,446	125,740	156,030
2017								9,180	66,582	111,532
2018									12,123	67,567
2019										11,443
					Total					1,721,336
					All outstanding liabilities before 2010, net of reinsurance					126,168
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,225,121

ARCH CAPITAL	116	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-line and other specialty ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$173,984	$176,796	$169,307	$166,892	$158,092	$154,716	$153,526	$153,598	$151,951	$150,342	$2,508	37,891
2011		182,372	187,924	182,213	175,794	171,923	171,691	168,243	169,851	169,467	3,097	44,881
2012			252,699	263,326	257,420	255,055	254,155	246,077	246,482	243,042	4,255	55,403
2013				263,349	271,603	262,837	263,097	251,187	252,713	247,659	7,096	71,701
2014					300,962	324,736	317,210	317,161	316,047	312,400	11,578	109,295
2015						333,519	356,543	355,484	363,627	355,095	17,097	147,950
2016							406,309	428,530	425,281	413,668	25,881	173,735
2017								479,694	498,860	488,276	46,435	217,360
2018									573,827	621,724	123,652	243,725
2019										604,356	299,028	169,915
									Total	$3,606,029

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$49,906	$91,265	$111,143	$125,897	$135,981	$140,372	$143,459	$146,357	$146,482	$146,413
2011		51,145	102,910	117,372	136,078	147,466	151,126	156,619	158,902	161,887
2012			78,178	165,305	189,330	208,372	222,024	230,929	232,064	235,461
2013				86,403	150,432	179,785	212,713	224,665	233,572	235,784
2014					107,529	196,081	232,950	265,927	279,950	290,702
2015						137,561	235,193	276,608	304,464	319,788
2016							174,366	302,470	339,125	360,602
2017								179,777	339,753	378,500
2018									213,065	399,443
2019										213,559
					Total					2,742,139
					All outstanding liabilities before 2010, net of reinsurance					23,337
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$887,227

The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2019:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	19.1%	39.1%	19.2%	9.1%	5.3%	5.1%	0.1%	(1.5)%	0.3%	(2.1)%
Third party occurrence business	3.1%	8.8%	10.9%	12.0%	12.3%	8.5%	6.5%	4.1%	3.8%	4.8%
Third party claims-made business	4.6%	19.3%	19.1%	13.4%	11.6%	6.6%	5.7%	4.3%	3.5%	3.6%
Multi-line and other specialty	35.2%	29.9%	10.5%	9.4%	5.4%	3.2%	1.7%	1.6%	0.9%	—%

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

ARCH CAPITAL	117	2019 FORM 10-K

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
Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future.As with the insurance segment, the process of estimating Loss Reserves for the reinsurance segment involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. As discussed above, such uncertainty is greater for reinsurers compared to insurers. As a result, our reinsurance operations obtain information from numerous sources to assist in the process. Pricing actuaries from the reinsurance segment devote considerable effort to understanding and analyzing a ceding company’s operations and loss history during the underwriting of the business, using a combination of ceding company and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period.
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that the reinsurance segment must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2019 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.
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

ARCH CAPITAL	118	2019 FORM 10-K

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
In the initial reserving process for medium-tail and long-tail reinsurance lines (consisting of casualty, other specialty, marine and aviation and other exposures), the Company primarily relies on the expected loss method. The development of medium-tail and long-tail business may be unstable, especially if there are high severity major events, with business written on an excess of loss basis typically having a longer tail than business written on a pro rata basis. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and eventually to the historical paid and incurred loss development methods in the reserving process. Our reinsurance operations make a number of key assumptions in reserving for medium-tail and long-tail lines, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the contract is entered into, historical paid and reported development patterns are stable and claims personnel and underwriters’ analyses of our exposure to major events are our best estimate of our exposure to the known claims on those events. The expected loss ratios used in our reinsurance operations’ initial reserving process for medium-tail and long-tail contracts have varied over time due to changes in pricing, terms and conditions and reinsurance structure. As the credibility of historical experience for earlier underwriting years increases, the experience from these underwriting years is used in the actuarial analysis to determine future underwriting year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.
The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$189,406	$190,639	$193,935	$185,429	$175,107	$164,530	$158,797	$154,969	$149,360	$145,012	$22,988	N/A
2011		149,186	152,793	146,786	141,854	137,580	134,486	128,535	125,712	127,056	23,269	N/A
2012			142,523	140,694	136,540	124,626	114,660	109,376	118,026	121,306	32,311	N/A
2013				165,465	158,693	154,478	148,223	136,163	134,615	130,954	39,769	N/A
2014					216,073	221,252	218,392	232,303	228,802	238,510	52,506	N/A
2015						222,008	220,835	229,481	236,743	240,762	65,978	N/A
2016							213,803	226,214	249,540	264,406	73,050	N/A
2017								264,219	250,550	265,751	78,119	N/A
2018									278,129	292,526	167,212	N/A
2019										326,258	254,304	N/A
									Total	$2,152,541

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$2,135	$20,781	$37,608	$51,467	$69,362	$79,732	$90,611	$98,414	$106,944	$108,584
2011		2,300	11,403	21,541	38,315	54,298	63,712	70,578	75,747	81,596
2012			1,294	8,458	14,648	25,468	36,497	47,732	59,423	69,776
2013				2,466	9,902	22,998	43,009	54,496	63,035	70,674
2014					3,912	16,038	40,763	63,376	90,965	114,226
2015						4,457	20,254	47,198	70,956	96,592
2016							5,735	25,643	51,641	86,681
2017								6,425	29,376	59,262
2018									7,579	31,572
2019										16,101
					Total					735,064
					All outstanding liabilities before 2010, net of reinsurance					290,219
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,707,696

ARCH CAPITAL	119	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$92,632	$47,218	$38,916	$38,823	$42,333	$42,732	$42,535	$42,738	$42,544	$43,500	$—	N/A
2011		203,903	183,897	165,402	152,784	148,956	148,230	146,028	141,950	140,905	—	N/A
2012			149,918	122,948	108,624	102,158	99,931	99,118	97,084	97,192	164	N/A
2013				66,695	47,409	36,133	31,664	29,119	28,400	27,532	(125)	N/A
2014					44,896	30,625	25,114	22,263	20,527	19,822	(10)	N/A
2015						32,159	16,787	10,497	4,546	2,715	184	N/A
2016							23,411	16,786	13,044	9,370	639	N/A
2017								78,418	45,467	42,594	(3,620)	N/A
2018									72,769	59,033	4,671	N/A
2019										43,497	15,329	N/A
									Total	$486,160

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$8,464	$23,406	$31,371	$37,332	$38,527	$40,092	$41,357	$41,411	$41,593	$41,901
2011		59,545	82,065	113,275	127,960	133,439	135,928	137,967	138,355	138,911
2012			25,850	70,836	83,869	90,774	92,933	94,062	94,672	95,359
2013				12,126	19,095	23,872	25,704	27,450	27,690	27,694
2014					13,657	19,823	18,280	19,108	18,699	18,892
2015						(3,689)	(3,422)	784	1,044	569
2016							(7,324)	1,331	1,593	2,778
2017								28,735	27,463	31,558
2018									25,481	11,872
2019										3,903
					Total					373,437
					All outstanding liabilities before 2010, net of reinsurance					330
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$113,053

Property excluding property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$142,466	$128,147	$117,919	$112,249	$110,319	$108,188	$104,403	$101,224	$100,442	$99,299	$821	N/A
2011		206,803	179,479	166,987	163,262	159,117	157,811	155,539	154,519	153,198	1,531	N/A
2012			156,087	121,698	123,613	119,040	114,617	112,398	110,927	108,374	850	N/A
2013				115,375	76,856	70,499	66,121	64,397	63,616	62,423	787	N/A
2014					143,307	117,304	99,198	90,708	88,436	84,134	3,430	N/A
2015						213,740	188,293	183,977	188,219	187,493	13,082	N/A
2016							176,017	145,251	137,493	136,298	19,522	N/A
2017								256,757	239,608	226,555	21,691	N/A
2018									222,345	240,094	31,217	N/A
2019										213,206	94,880	N/A
									Total	$1,511,074

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$37,776	$76,429	$88,196	$93,354	$95,571	$96,718	$97,363	$97,793	$97,733	$97,842
2011		47,605	121,234	141,120	145,621	147,675	148,777	149,019	149,291	150,305
2012			26,109	77,957	93,165	101,831	102,801	103,435	102,612	102,552
2013				25,955	42,669	49,753	52,931	53,730	55,609	61,118
2014					23,500	62,790	71,691	76,632	78,271	78,659
2015						75,325	118,655	149,122	160,029	165,186
2016							33,282	94,875	98,708	104,085
2017								25,258	116,304	145,172
2018									29,478	107,496
2019										45,380
					Total					1,057,795
					All outstanding liabilities before 2010, net of reinsurance					5,302
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$458,581

ARCH CAPITAL	120	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marine and aviation ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$40,973	$42,297	$38,520	$35,428	$33,524	$31,910	$31,160	$30,331	$28,521	$28,347	$32	N/A
2011		39,323	32,910	35,848	32,405	28,785	27,188	27,253	24,863	23,783	1,541	N/A
2012			59,013	58,857	55,027	52,261	51,053	49,697	46,019	43,000	4,052	N/A
2013				39,025	37,841	36,796	35,364	35,265	34,528	34,084	8,204	N/A
2014					30,949	29,140	27,334	25,633	23,635	23,270	6,819	N/A
2015						33,831	37,614	31,831	31,770	30,822	5,769	N/A
2016							27,366	22,752	23,569	19,279	10,917	N/A
2017								28,796	26,342	23,806	10,283	N/A
2018									28,164	26,206	13,754	N/A
2019										39,801	23,090	N/A
									Total	$292,398

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$8,523	$13,402	$16,752	$18,478	$20,220	$26,535	$27,182	$27,544	$27,119	$27,118
2011		4,420	12,121	16,529	19,231	15,952	16,626	21,979	21,903	21,965
2012			2,657	11,434	27,518	33,294	35,033	36,232	37,719	38,010
2013				4,932	13,845	18,511	21,500	22,510	23,778	24,155
2014					4,151	7,946	11,538	12,410	14,583	15,016
2015						5	13,436	19,052	20,888	22,663
2016							(7,317)	(1,676)	523	3,258
2017								1,657	6,516	9,339
2018									2,001	7,015
2019										9,074
					Total					177,613
					All outstanding liabilities before 2010, net of reinsurance					17,110
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$131,895

Other specialty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2019
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2010	$43,160	$32,881	$26,070	$23,827	$22,821	$22,461	$22,222	$21,990	$21,382	$21,171	$670	N/A
2011		112,256	97,229	93,206	91,553	89,670	88,313	87,708	85,812	86,232	2,679	N/A
2012			221,101	210,448	200,482	194,895	192,692	195,632	193,811	188,044	12,317	N/A
2013				251,978	225,620	215,711	212,088	213,089	210,698	210,201	15,212	N/A
2014					275,419	256,819	258,738	251,960	246,896	248,573	19,791	N/A
2015						210,183	201,558	199,726	196,972	197,337	24,609	N/A
2016							223,625	221,177	215,354	210,053	26,895	N/A
2017								275,721	265,098	255,873	44,453	N/A
2018									333,228	328,750	80,916	N/A
2019										372,747	170,179	N/A
									Total	$2,118,981

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2010	$4,049	$13,424	$16,559	$17,584	$18,366	$18,943	$19,165	$19,783	$19,802	$19,818
2011		28,875	57,832	69,981	74,604	78,073	79,803	81,984	83,080	82,787
2012			45,128	120,600	143,106	154,202	161,902	166,066	170,374	172,137
2013				56,857	118,642	144,491	160,651	170,279	175,474	182,911
2014					68,948	146,900	182,625	195,903	202,401	213,450
2015						54,762	114,768	138,794	145,820	154,816
2016							64,928	138,782	162,836	174,625
2017								74,926	167,782	197,699
2018									74,550	208,755
2019										83,456
					Total					1,490,454
					All outstanding liabilities before 2010, net of reinsurance					9,262
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$637,789

ARCH CAPITAL	121	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2019:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	2.2%	7.5%	9.7%	11.4%	10.8%	8.0%	7.1%	6.0%	5.2%	1.1%
Property catastrophe	10.7%	25.5%	28.8%	9.2%	(0.7)%	1.7%	1.2%	0.4%	0.4%	0.7%
Property excluding property catastrophe	27.2%	38.8%	11.6%	5.3%	1.7%	1.2%	2.2%	0.2%	0.3%	0.1%
Marine and aviation	8.7%	25.0%	17.3%	9.1%	2.4%	6.7%	7.3%	0.5%	(0.6)%	—%
Other specialty	26.4%	35.7%	12.9%	5.5%	3.9%	2.8%	2.4%	1.7%	(0.1)%	0.1%

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
Because the reserving process requires the Company to forecast future conditions, it is inherently uncertain and requires significant judgment and estimation. The use of different estimates would result in the establishment of different reserve levels. Additionally, changes in estimates are likely to occur from period to period as economic conditions change and the ultimate liability may vary significantly from the estimates used. Major risk factors include (but are not limited to) changes in home prices and borrower equity, which can limit the borrower’s ability to sell the property and satisfy the outstanding loan balance, and changes in unemployment, which can affect the borrower’s income and ability to make mortgage payments.
The lead methodology used by the Company is a frequency-severity method based on the inventory of pending delinquencies. Each month the loan servicers report the delinquency status of each insured loan. Using the frequency-severity method allows the Company to take advantage of its knowledge of the number of delinquent loans and the coverage provided (“risk size”) on those loans by directly relating the reserves to these amounts. The delinquencies are grouped into homogeneous cohorts for analysis, reflecting product type and age of delinquency. A claim rate is then developed for each cohort which represents the frequency with which the delinquencies become claims. The claim frequency rates are based on an analysis of the patterns of emerging cure counts and claim counts, the foreclosure status of the pending delinquencies, the product and geographical mix of the delinquencies and our view of future economic and claim conditions, which include trends in home prices and unemployment. Claim rates can vary materially by age of delinquency, depending on the mix of delinquencies and economic conditions.
Claim size severity estimates are determined by examining the risk sizes on the delinquent loans and estimating the portion of risk that will be paid, as well as any expenses. This is done based on a review of historical development patterns, an assessment of economic conditions and the level of equity the borrowers may have in their homes, as well as considering economic conditions and loss mitigation opportunities. Mortgage insurance is generally not subject to large claim sizes, as with some other lines of insurance. A claim size over $250,000 is rare, and this helps reduce the volatility of claim size estimates. The claim rate and claim size assumptions generate case reserves for the population of reported delinquencies. The reserve for unreported delinquencies (included in IBNR reserves) is estimated by looking at historical patterns of reporting. Claim rates and claim sizes can then be assigned to estimated unreported delinquencies using assumptions made in the establishment of case reserves.
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

ARCH CAPITAL	122	2019 FORM 10-K

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
The tables below include the acquired business of United Guaranty Corporation (“UGC”) (including United Guaranty Residential Insurance Company), across all periods presented. Due to the length of time for which claims incurred typically remain outstanding prior to payment and the Company’s formation of the mortgage segment in 2014, the Company determined that eight accident years was sufficient for its current disclosures. The following table presents information on the mortgage segment’s short-duration insurance contracts:

Direct mortgage insurance business in the U.S. ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance									December 31, 2019
									Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
Year ended December 31,
Accident year	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2012	520,835	480,592	475,317	469,238	467,296	459,467	458,065	456,286	46	15,052
2013		469,311	419,668	411,793	405,809	395,693	393,149	390,987	38	9,445
2014			316,095	297,151	279,434	266,027	265,992	261,091	68	6,250
2015				222,790	197,238	198,001	194,677	189,235	67	4,490
2016					183,556	170,532	148,715	140,608	111	3,334
2017						179,376	132,220	107,255	212	2,241
2018							132,318	96,357	616	1,006
2019								108,424	11,315	87
							Total	$1,750,243

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2012	(106,065)	186,605	327,605	395,695	426,024	441,577	448,151	452,348
2013		41,447	203,957	308,956	353,189	373,909	382,200	386,853
2014			20,099	129,159	201,925	233,879	247,038	254,175
2015				16,159	92,431	151,222	171,337	180,321
2016					11,462	72,201	113,357	127,286
2017						8,622	48,112	78,650
2018							3,966	31,478
2019								2,899
								1,514,010
				All outstanding liabilities before 2012, net of reinsurance				19,005
			Liabilities for losses and loss adjustment expenses, net of reinsurance					$255,238

The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2019:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
U.S. Primary	3.3%	42.3%	29.1%	11.8%	5.4%	2.8%	1.3%	0.9%

Other Segment
Loss Reserves for the ‘other’ segment (i.e., Watford) are comprised of case reserves, ACRs and IBNR reserves. For all business assumed by Watford, the Company acts as reinsurance underwriting manager, provides actuarial and risk management services and recommends a level of Loss Reserves to Watford. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions. The estimation of Loss Reserves for Watford is subject to the same risk factors as the estimation of Loss Reserves for the Company’s insurance, reinsurance and mortgage segments as described earlier.

Watford performs its own reserve reviews and sets its reserves independently. As noted previously, the Company determined that amounts in the ‘other’ segment are insignificant for the purposes of these footnote disclosures.
For the year ended December 31, 2019, the Company did not make any significant changes in its methodologies or assumptions as described above (a) to determine the presented amounts of IBNR reserves, (b) for expected development on case reserves.
The Company measures claim frequency information on an individual claim count basis. Claim counts are provided for the insurance and mortgage segments, where reliable information is available. For insurance business, any claim which is reported to the Company is included in the count, even if it is

ARCH CAPITAL	123	2019 FORM 10-K

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
For the year ended December 31, 2019, the Company did not make any significant changes in its methodologies or assumptions as described above to calculate the cumulative claim frequency.

The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2019:

December 31, 2019
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$340,714
Third party occurrence business	2,264,839
Third party claims-made business	1,225,121
Multi-line and other specialty	887,227
Reinsurance
Casualty	1,707,696
Property catastrophe	113,053
Property excluding property catastrophe	458,581
Marine and aviation	131,895
Other specialty	637,789
Mortgage
U.S. primary	255,238
Other short duration lines not included in disclosures (1)	1,514,373
Total for short duration lines	9,536,526

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	213,004
Third party occurrence business	1,105,669
Third party claims-made business	728,511
Multi-line and other specialty	189,613
Reinsurance
Casualty	532,387
Property catastrophe	282,910
Property excluding property catastrophe	48,554
Marine and aviation	28,893
Other specialty	206,022
Mortgage
U.S. primary	21,875
Other short duration lines not included in disclosures (2)	1,472,777
Intercompany eliminations	(696,931)
Total for short duration lines	4,133,284

Lines other than short duration	55,989
Discounting	(22,012)
Unallocated claims adjustment expenses	188,055
222,032

Total gross reserves for losses and loss adjustment expenses	$13,891,842

(1)	Includes net outstanding liabilities of $1.1 billion for the ‘other’ segment.

(2)	Includes unpaid loss and loss adjustment expenses recoverable related to the acquisition of Barbican and $319.3 million related to the loss portfolio transfer reinsurance agreement.

ARCH CAPITAL	124	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Reinsurance

In the normal course of business, the Company’s insurance subsidiaries cede a portion of their premium through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis. The Company’s reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as the Company’s reinsurance subsidiaries, and the ceding company. In addition, the Company’s reinsurance subsidiaries may purchase retrocessional coverage as part of their risk management program. The Company’s mortgage subsidiaries cede a portion of their premium through quota share arrangements and enter into various aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2019	2018	2017
Premiums Written
Direct	$5,681,523	$4,838,902	$4,447,457
Assumed	2,457,437	2,122,102	1,920,968
Ceded	(2,099,893)	(1,614,257)	(1,407,052)
Net	$6,039,067	$5,346,747	$4,961,373

Premiums Earned
Direct	$5,447,829	$4,799,842	$4,379,131
Assumed	2,337,950	1,988,038	1,856,573
Ceded	(1,999,281)	(1,555,905)	(1,391,172)
Net	$5,786,498	$5,231,975	$4,844,532

Losses and Loss Adjustment Expenses
Direct	$2,953,072	$2,472,133	$2,568,327
Assumed	1,602,528	1,307,317	1,442,077
Ceded	(1,422,148)	(889,344)	(1,042,958)
Net	$3,133,452	$2,890,106	$2,967,446

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
The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at December 31, 2019 and 2018:

	December 31,
	2019	2018
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$4,346,816	$2,919,372
% due from carriers with A.M. Best rating of “A-” or better	61.2%	63.0%
% due from unrated fully collateralized reinsurers (1)	13.5%	12.9%
% due from all other carriers with no A.M. Best rating (2)	25.3%	24.1%
Largest balance due from any one carrier as % of total shareholders’ equity	1.7%	2.7%

(1)	Such amount is fully collateralized through reinsurance trusts.

(2)	Over 90% of such amount is collateralized through reinsurance trusts or letters of credit.

ARCH CAPITAL	125	2019 FORM 10-K

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
The following table summarizes the respective coverages and retentions at December 31, 2019:

	Initial Coverage at Issuance	Coverage at Dec. 31, 2019	First Layer Retention
Bellemeade 2017-1 Ltd. (1)	368,114	216,429	165,652
Bellemeade 2018-1 Ltd. (2)	374,460	328,482	168,510
Bellemeade 2018-2 Ltd. (3)	653,278	437,009	352,258
Bellemeade 2018-3 Ltd. (4)	506,110	426,806	179,331
Bellemeade 2019-1 Ltd. (5)	341,790	257,358	208,046
Bellemeade 2019-2 Ltd. (6)	621,022	525,959	221,794
Bellemeade 2019-3 Ltd. (7)	700,920	656,523	232,093
Bellemeade 2019-4 Ltd. (8)	577,267	577,267	162,357
Total	$4,142,961	$3,425,833	$1,690,041

(1)	Issued in October 2017, covering in-force policies issued between January 1, 2017 and June 30, 2017.

(2)	Issued in April 2018, covering in-force policies issued between July 1, 2017 and December 31, 2017.

(3)	Issued in August 2018, covering in-force policies issued between April 1, 2013 and December 31, 2015.

(4)	Issued in October 2018, covering in-force policies issued between January 1, 2018 and June 30, 2018.

(5)
Issued in March 2019, covering in-force policies primarily issued between 2005 to 2008 under United Guaranty Residential Insurance Company (“UGRIC”); as well as policies issued through 2015 under both UGRIC and Arch Mortgage Insurance Company.

(6)	Issued in April 2019, covering in-force policies issued between July 1, 2018 and December 31, 2018.

(7)	Issued in July 2019, covering in-force policies issued in 2016.

(8)	Issued in October 2019, covering in-force policies issued between January 1, 2019 and June 30, 2019.
See Note 11, “Variable Interest Entity and Noncontrolling Interests.”

ARCH CAPITAL	126	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Investment Information

At December 31, 2019, total investable assets of $24.99 billion included $22.29 billion held by the Company and $2.70 billion attributable to Watford.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost	OTTI Unrealized Losses (2)
December 31, 2019
Fixed maturities (1):
Corporate bonds	$6,406,591	$191,889	$(12,793)	$6,227,495	$—
Mortgage backed securities	562,309	9,669	(931)	553,571	(6)
Municipal bonds	881,926	24,628	(2,213)	859,511	—
Commercial mortgage backed securities	733,108	14,951	(2,330)	720,487	—
U.S. government and government agencies	4,916,592	36,600	(10,134)	4,890,126	—
Non-U.S. government securities	2,078,757	48,549	(20,330)	2,050,538	—
Asset backed securities	1,683,753	24,017	(4,724)	1,664,460	—
Total	17,263,036	350,303	(53,455)	16,966,188	(6)
Short-term investments	956,546	811	(1,548)	957,283	—
Total	$18,219,582	$351,114	$(55,003)	$17,923,471	$(6)

December 31, 2018
Fixed maturities (1):
Corporate bonds	$5,537,548	$14,476	$(105,428)	$5,628,500	$(69)
Mortgage backed securities	541,193	3,991	(3,216)	540,418	(6)
Municipal bonds	1,013,395	5,380	(11,891)	1,019,906	—
Commercial mortgage backed securities	729,442	2,650	(10,751)	737,543	—
U.S. government and government agencies	3,758,698	27,189	(8,474)	3,739,983	—
Non-U.S. government securities	1,771,338	14,477	(50,948)	1,807,809	—
Asset backed securities	1,600,896	8,060	(14,798)	1,607,634	—
Total	14,952,510	76,223	(205,506)	15,081,793	(75)
Short-term investments	955,880	36	(394)	956,238	—
Total	$15,908,390	$76,259	$(205,900)	$16,038,031	$(75)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

(2)
Represents the total OTTI recognized in accumulated other comprehensive income (“AOCI”). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2019 and 2018, the net unrealized gain related to securities for which a non-credit OTTI was recognized in AOCI was nil.

ARCH CAPITAL	127	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Fixed maturities (1):
Corporate bonds	$675,131	$(12,350)	$37,671	$(443)	$712,802	$(12,793)
Mortgage backed securities	102,887	(927)	203	(4)	103,090	(931)
Municipal bonds	220,296	(2,213)	—	—	220,296	(2,213)
Commercial mortgage backed securities	147,290	(2,302)	2,683	(28)	149,973	(2,330)
U.S. government and government agencies	1,373,127	(10,089)	32,058	(45)	1,405,185	(10,134)
Non-U.S. government securities	1,224,243	(20,163)	37,610	(167)	1,261,853	(20,330)
Asset backed securities	441,522	(3,334)	48,313	(1,390)	489,835	(4,724)
Total	4,184,496	(51,378)	158,538	(2,077)	4,343,034	(53,455)
Short-term investments	95,777	(1,548)	—	—	95,777	(1,548)
Total	$4,280,273	$(52,926)	$158,538	$(2,077)	$4,438,811	$(55,003)

December 31, 2018
Fixed maturities (1):
Corporate bonds	$2,983,195	$(68,910)	$1,234,865	$(36,518)	$4,218,060	$(105,428)
Mortgage backed securities	84,296	(695)	109,009	(2,521)	193,305	(3,216)
Municipal bonds	233,081	(2,074)	408,155	(9,817)	641,236	(11,891)
Commercial mortgage backed securities	223,341	(2,831)	193,956	(7,920)	417,297	(10,751)
U.S. government and government agencies	635,049	(1,354)	391,102	(7,120)	1,026,151	(8,474)
Non-U.S. government securities	1,028,340	(35,524)	389,671	(15,424)	1,418,011	(50,948)
Asset backed securities	533,592	(8,832)	368,095	(5,966)	901,687	(14,798)
Total	5,720,894	(120,220)	3,094,853	(85,286)	8,815,747	(205,506)
Short-term investments	122,878	(394)	—	—	122,878	(394)
Total	$5,843,772	$(120,614)	$3,094,853	$(85,286)	$8,938,625	$(205,900)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities pledged. See “—Securities Lending Agreements.”

At December 31, 2019, on a lot level basis, approximately 2,230 security lots out of a total of approximately 9,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million. The Company believes that such securities were temporarily impaired at December 31, 2019. At December 31, 2018, on a lot level basis, approximately 5,870 security lots out of a total of approximately 8,450 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $2.6 million.

ARCH CAPITAL	128	2019 FORM 10-K

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

	December 31, 2019		December 31, 2018
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$428,659	$423,617	$276,682	$279,135
Due after one year through five years	10,126,403	9,996,206	8,666,297	8,738,944
Due after five years through 10 years	3,317,535	3,219,567	2,919,232	2,951,582
Due after 10 years	411,269	388,280	218,768	226,537
	14,283,866	14,027,670	12,080,979	12,196,198
Mortgage backed securities	562,309	553,571	541,193	540,418
Commercial mortgage backed securities	733,108	720,487	729,442	737,543
Asset backed securities	1,683,753	1,664,460	1,600,896	1,607,634
Total (1)	$17,263,036	$16,966,188	$14,952,510	$15,081,793

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
The Company receives collateral in the form of cash or securities. Cash collateral primarily consists of short-term investments. At December 31, 2019, the fair value of the cash collateral received on securities lending was $81.2 million and the fair value of security collateral received was $307.2 million. At December 31, 2018, the fair value of the cash collateral received on securities lending was $19.0 million and the fair value of security collateral received was $255.1 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
December 31, 2019
U.S. government and government agencies	$240,332	$—	$115,973	$—	$356,305
Corporate bonds	2,570	—	—	—	2,570
Equity securities	29,491	—	—	—	29,491
Total	$272,393	$—	$115,973	$—	$388,366
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 10					—
Amounts related to securities lending not included in offsetting disclosure in Note 10					$388,366
December 31, 2018
U.S. government and government agencies	$219,276	$—	$32,583	$—	$251,859
Corporate bonds	7,129	—	—	—	7,129
Equity securities	15,137	—	—	—	15,137
Total	$241,542	$—	$32,583	$—	$274,125
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 10					—
Amounts related to securities lending not included in offsetting disclosure in Note 10					$274,125

ARCH CAPITAL	129	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities, at Fair Value
At December 31, 2019, the Company held $838.9 million of equity securities, at fair value, compared to $338.9 million at December 31, 2018. Pursuant to applicable accounting guidance, changes in fair value on equity securities are recorded through net income effective January 1, 2018.
Other Investments
The following table summarizes the Company’s other investments, which are included in investments accounted for using the fair value option, by strategy:

	December 31,
	2019	2018
Term loan investments	1,326,018	1,282,287
Lending	602,841	524,112
Credit related funds	123,020	202,123
Energy	97,402	117,509
Investment grade fixed income	151,594	101,902
Infrastructure	61,786	45,371
Private equity	49,376	24,383
Real estate	17,279	14,252
Total	$2,429,316	$2,311,939

Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	December 31,
	2019	2018
Credit related funds	$428,437	$429,402
Equities	293,686	375,273
Real estate	246,851	232,647
Lending	202,690	125,041
Private equity	144,983	114,019
Infrastructure	235,033	113,748
Energy	108,716	103,661
Total	$1,660,396	$1,493,791
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

A summary of financial information for the Company’s investment funds accounted for using the equity method is as follows:

	December 31,
	2019	2018
Invested assets	$26,383,370	$28,299,386
Total assets	28,039,181	29,833,681
Total liabilities	3,595,695	3,406,612
Net assets	$24,443,486	$26,427,069

	Year Ended December 31,
	2019	2018	2017
Total revenues	$164,669	$4,565,354	$3,867,874
Total expenses	528,762	1,135,602	782,773
Net income (loss)	$(364,093)	$3,429,752	$3,085,101

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
Fair Value Option
The following table summarizes the Company’s assets which are accounted for using the fair value option:

	December 31,
	2019	2018
Fixed maturities	$754,452	$1,245,562
Other investments	2,429,316	2,311,939
Short-term investments	377,014	322,177
Equity securities	102,695	103,893
Investments accounted for using the fair value option	$3,663,477	$3,983,571

ARCH CAPITAL	130	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Limited Partnership Interests
In the normal course of its activities, the Company invests in limited partnerships as part of its overall investment strategy. Such amounts are included in ‘investments accounted for using the equity method’ and ‘investments accounted for using the fair value option.’ The Company determined that these limited partnership interests represented variable interests in the funds because the general partner did not have a significant interest in the funds. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment.
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2019	2018
Investments accounted for using the equity method (1)	$1,660,396	$1,493,791
Investments accounted for using the fair value option (2)	188,283	162,398
Total	$1,848,679	$1,656,189

(1)	Aggregate unfunded commitments were $1.36 billion at December 31, 2019, compared to $1.22 billion at December 31, 2018.

(2)	Aggregate unfunded commitments were $41.7 million at December 31, 2019, compared to $117.5 million at December 31, 2018.
Net Investment Income
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities	$505,399	$470,912	$385,919
Term loans	98,949	87,926	86,017
Equity securities	15,857	13,154	11,752
Short-term investments	15,820	18,793	10,964
Other (1)	80,618	64,942	68,249
Gross investment income	716,643	655,727	562,901
Investment expenses	(88,905)	(92,094)	(92,029)
Net investment income	$627,738	$563,633	$470,872

(1)	Includes income distributions from investment funds and other items.

Net Realized Gains (Losses)
Net realized gains (losses) were as follows, excluding the other-than-temporary impairment provisions:

	Year Ended December 31,
	2019	2018	2017
Available for sale securities:
Gross gains on investment sales	$235,655	$69,299	$286,415
Gross losses on investment sales	(104,612)	(223,123)	(203,873)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	41,910	(90,898)	29,451
Other investments	(35,734)	(90,778)	51,124
Equity securities	15,869	(5,984)	18,707
Short-term investments	3,801	(461)	272
Equity securities, at fair value (1):
Net realized gains (losses) on securities sold	11,313	(40,117)	—
Net unrealized gains (losses) on equity securities still held at reporting date	97,768	(22,828)	—
Derivative instruments (2)	119,741	15,636	(7,356)
Other (3)	(19,348)	(16,090)	(25,599)
Net realized gains (losses)	$366,363	$(405,344)	$149,141

(1)	Effective January 1, 2018, changes in fair value on equity securities are recorded through net income.

(2)	See Note 10 for information on the Company’s derivative instruments.

(3)	Includes the re-measurement of contingent consideration liability amounts.

Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method
The Company recorded equity in net income related to investments accounted for using the equity method of $123.7 million for 2019, compared to $45.6 million for 2018 and $142.3 million for 2017.
Other-Than-Temporary Impairments
The Company performs quarterly reviews of its available for sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance.

ARCH CAPITAL	131	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the net impairment losses recognized in earnings by asset class:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities:
Mortgage backed securities	$(915)	$(437)	$(1,488)
Corporate bonds	(1,256)	(1,232)	(2,884)
Non-U.S. government securities	—	(290)	(376)
Asset backed securities	(994)	(811)	—
U.S. government and government agencies	—	—	(426)
Municipal bonds	—	—	(375)
Total	(3,165)	(2,770)	(5,549)
Short-term investments	—	(59)	—
Equity securities	—	—	(1,422)
Other investments	—	—	(167)
Net impairment losses recognized in earnings	$(3,165)	$(2,829)	$(7,138)

A description of the methodology and significant inputs used to measure the amount of net impairment losses recognized in earnings in 2019 is as follows:

•
Corporate bonds – the Company reviewed the business prospects, credit ratings, estimated loss given default factors, foreign currency impacts and information received from asset managers and rating agencies for certain corporate bonds. Impairment losses were primarily from foreign currency impacts;

•
Mortgage backed and asset backed securities – the Company utilized underlying data provided by asset managers, cash flow projections and additional information from credit agencies in order to determine an expected recovery value for each security.

The Company believes that the OTTI included in accumulated other comprehensive income at December 31, 2019 on the securities which were considered by the Company to be impaired was due to market and sector-related factors (i.e., not credit losses). At December 31, 2019, the Company did not intend to sell these securities, or any other securities which were in an unrealized loss position, and determined that it is more likely than not that the Company will not be required to sell such securities before recovery of their cost basis.

The following table provides a roll forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Year Ended December 31,
	2019	2018	2017
Balance at start of year	$637	$767	$13,138
Credit loss impairments recognized on securities not previously impaired	—	—	31
Credit loss impairments recognized on securities previously impaired	—	—	210
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the period	(291)	(130)	(12,612)
Balance at end of year	$346	$637	$767

Restricted Assets
The Company is required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support its underwriting operations. The Company’s subsidiaries maintain assets in trust accounts as collateral for transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties
The following table details the value of the Company’s restricted assets:

	December 31,
	2019	2018
Assets used for collateral or guarantees:
Affiliated transactions	$4,526,761	$4,623,483
Third party agreements	2,278,248	2,181,682
Deposits with U.S. regulatory authorities	797,371	689,114
Deposits with non-U.S. regulatory authorities	119,238	59,624
Total restricted assets	$7,721,618	$7,553,903

In addition, Watford maintains a secured credit facility to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of December 31, 2019 and December 31, 2018, Watford held $1.0 billion and $1.3 billion, respectively, in pledged assets to collateralize the credit facility mentioned above.

ARCH CAPITAL	132	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	December 31,
	2019	2018	2017
Cash	$726,230	$646,556	$606,199
Restricted cash (included in ‘other assets’)	177,468	78,087	121,085
Cash and restricted cash	$903,698	$724,643	$727,284

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
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $22.9 billion of financial assets and liabilities measured at fair value at December 31, 2019, approximately $179.6 million, or 0.8%, were priced using non-binding broker-dealer quotes. Of the $20.4 billion of financial assets and liabilities measured at fair value at December 31, 2018, approximately $217.9 million, or 1.1%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	133	2019 FORM 10-K

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
•Corporate bonds — valuations provided by independent pricing services, substantially all through index providers and pricing vendors with a small amount through broker-dealers. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. As the significant inputs used in the pricing process for corporate bonds are observable market inputs, the fair value of these securities are classified within Level 2. During 2019, the Company transferred $25.8 million of corporate bonds from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
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

ARCH CAPITAL	134	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other investments
The Company determined that exchange-traded investments would be included in Level 1 as their fair values are based on quoted market prices in active markets. Other investments also include term loan investments for which fair values are estimated by using quoted prices of term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. A small number of securities are included in Level 3 due to the lack of an available independent price source for such securities. During 2019, the Company transferred $31.6 million of other investments from Level 2 to Level 3 based on a review of the pricing of such securities, as described above.
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

ARCH CAPITAL	135	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2019:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,406,591	$—	$6,397,740	$8,851
Mortgage backed securities	562,309	—	562,055	254
Municipal bonds	881,926	—	881,926	—
Commercial mortgage backed securities	733,108	—	733,108	—
U.S. government and government agencies	4,916,592	4,805,581	111,011	—
Non-U.S. government securities	2,078,757	—	2,078,757	—
Asset backed securities	1,683,753	—	1,678,791	4,962
Total	17,263,036	4,805,581	12,443,388	14,067

Short-term investments	956,546	904,804	51,742	—

Equity securities, at fair value	850,283	789,596	4,798	55,889

Derivative instruments (4)	48,946	—	48,946	—

Fair value option:
Corporate bonds	488,402	—	487,470	932
Non-U.S. government bonds	50,465	—	50,465	—
Mortgage backed securities	11,947	—	11,947	—
Municipal bonds	377	—	377	—
Commercial mortgage backed securities	1,134	—	1,134	—
Asset backed securities	200,163	—	200,163	—
U.S. government and government agencies	1,962	1,852	110	—
Short-term investments	377,014	333,320	43,694	—
Equity securities	102,697	43,962	641	58,094
Other investments	1,418,273	53,287	1,296,169	68,817
Other investments measured at net asset value (2)	1,011,043
Total	3,663,477	432,421	2,092,170	127,843

Total assets measured at fair value	$22,782,288	$6,932,402	$14,641,044	$197,799

Liabilities measured at fair value:
Contingent consideration liabilities	$(7,998)	$—	$—	$(7,998)
Securities sold but not yet purchased (3)	(66,257)	—	(66,257)	—
Derivative instruments (4)	(39,750)	—	(39,750)	—
Total liabilities measured at fair value	$(114,005)	$—	$(106,007)	$(7,998)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 10.

ARCH CAPITAL	136	2019 FORM 10-K

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See Note 10.

ARCH CAPITAL	137	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2019 and 2018:

		Assets					Liabilities
	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Year Ended December 31, 2019
Balance at beginning of year	$313	$8,141	$5,758	$62,705	$—	$—	$(66,665)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	1,760	2	(162)	(8,119)	1,949	(3,418)	(1,478)
Included in other comprehensive income	3	(267)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	881	—	3,746	—	36,077	—
Issuances	—	—	—	—	—	—	(548)
Sales	(1,757)	—	(28,583)	(20,495)	—	(27,982)	—
Settlements	(552)	(1,766)	—	(600)	—	—	60,693
Transfers in and/or out of Level 3	5,449	1,860	23,919	31,580	56,145	51,212	—
Balance at end of year	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)

Year Ended December 31, 2018
Balance at beginning of year	$5,927	$9,460	$12,217	$59,167	$—	$—	$(60,996)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	4	(1)	(334)	(1,416)	—	—	(5,669)
Included in other comprehensive income	(11)	(296)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	802	—	6,250	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(5,003)	—	—	(296)	—	—	—
Settlements	(604)	(1,824)	(6,125)	(1,000)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of year	$313	$8,141	$5,758	$62,705	$—	$—	$(66,665)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2019, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2019, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.87 billion and had a fair value of $2.34 billion. At December 31, 2018, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.73 billion and had a fair value of $1.88 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.
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
Investments accounted for using the equity method. When the Company determines that the carrying value of these assets may

ARCH CAPITAL	138	2019 FORM 10-K

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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
December 31, 2019
Futures contracts (2)	$10,065	$(13,722)	$4,104,559
Foreign currency forward contracts (2)	5,352	(5,327)	686,878
TBAs (3)	55,010	—	53,229
Other (2)	33,529	(20,701)	4,356,300
Total	$103,956	$(39,750)

December 31, 2018
Futures contracts (2)	$51,800	$(2,115)	$3,153,518
Foreign currency forward contracts (2)	8,147	(7,796)	1,008,907
TBAs (3)	8,292	—	8,132
Other (2)	13,946	(10,753)	2,213,981
Total	$82,185	$(20,664)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)
The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’ Such amounts include risk in force on GSE credit-risk sharing transactions that are accounted for as derivatives.

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2019 or 2018.
The Company’s derivative instruments can be traded under master netting agreements, which establish terms that apply to all derivative transactions with a counterparty. In the event of a bankruptcy or other stipulated event of default, such agreements provide that the non-defaulting party may elect to terminate all outstanding derivative transactions, in which case all individual derivative positions (loss or gain) with a counterparty are closed out and netted and replaced with a single amount, usually referred to as the termination amount, which is expressed in a single currency. The resulting single net amount, where positive, is payable to the party “in-the-money” regardless of whether or not it is the defaulting party, unless the parties have agreed that only the non-defaulting party is entitled to receive a termination payment where the net amount is positive and is in its favor. Effectively, contractual close-out netting reduces the derivatives credit exposure from a gross to a net exposure. At December 31, 2019, $97.8 million and $37.8 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $80.4 million and $18.9 million, respectively, at December 31, 2018. The remaining derivatives

ARCH CAPITAL	139	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the table above were not subject to a master netting agreement.
All realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in net realized gains (losses) in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2019	2018	2017
Net realized gains (losses):
Futures contracts	$114,123	$48,443	$9,318
Foreign currency forward contracts	(9,499)	(21,770)	(14,495)
TBAs	463	(133)	9
Other	14,654	(10,904)	(2,188)
Total	$119,741	$15,636	$(7,356)

11.	Variable Interest Entity and Noncontrolling Interests

Watford Holdings Ltd.
In March 2014, Watford raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired 2,500,000 common shares, and a warrant to purchase up to 975,503 additional common shares. The warrants expire on March 31, 2020, and are exercisable at any time. The exercise price of the warrants is determined on the date of exercise based on certain targeted returns for existing common shareholders. Watford’s common shares are listed on the Nasdaq Select Global Market under the ticker symbol “WTRE”. As of December 31, 2019, the Company owns approximately 13% of Watford’s outstanding common equity.
Subsidiaries of the Company act as Watford’s reinsurance and insurance underwriting managers. HPS Investment Partners, LLC (“HPS”) manages Watford’s non-investment grade credit portfolios, and the Company manages Watford’s investment grade portfolios, each under separate long term services agreements. John Rathgeber, previously Vice Chairman of Arch Worldwide Reinsurance Group, is CEO of Watford. In addition, Maamoun Rajeh and Nicolas Papadopoulo, both officers of the Company, serve on the board of directors of Watford.
The Company concluded that Watford is a VIE and that the Company is the primary beneficiary. The Company includes the results of Watford in its consolidated financial statements. The Company concluded that Watford should be reflected in a separate operating segment (‘other’) and provides the income statement and total investable assets, total assets and total liabilities of Watford within Note 4.
Because Watford is an independent company, the assets of Watford can be used only to settle obligations of Watford and Watford is solely responsible for its own liabilities and commitments. The Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common shares and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford are reported:

	December 31,
	2019	2018
Assets
Investments accounted for using the fair value option	$1,898,091	$2,312,003
Fixed maturities available for sale, at fair value	745,708	393,351
Equity securities, at fair value	65,338	32,206
Cash	102,437	63,529
Accrued investment income	14,025	19,461
Premiums receivable	273,657	227,301
Reinsurance recoverable on unpaid and paid losses and LAE	170,973	86,445
Ceded unearned premiums	132,577	61,587
Deferred acquisition costs, net	64,044	80,858
Receivable for securities sold	16,287	24,507
Goodwill and intangible assets	7,650	7,650
Other assets	60,070	63,959
Total assets of consolidated VIE	$3,550,857	$3,372,857

Liabilities
Reserves for losses and loss adjustment expenses	$1,263,628	$1,032,760
Unearned premiums	438,907	390,114
Reinsurance balances payable	77,066	21,034
Revolving credit agreement borrowings	484,287	455,682
Senior notes	172,418	—
Payable for securities purchased	18,180	60,142
Other liabilities	171,714	302,524
Total liabilities of consolidated VIE	$2,626,200	$2,262,256

Redeemable noncontrolling interests	$52,305	$220,992

The following table summarizes Watford’s cash flow from operating, investing and financing activities.

	Year Ended December 31,
	2019	2018	2017
Total cash provided by (used for):
Operating activities	239,284	229,315	286,558
Investing activities	(140,620)	(285,281)	(467,418)
Financing activities	(61,433)	(2,406)	162,152

ARCH CAPITAL	140	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s senior notes, common shares was approximately 87% at December 31, 2019. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	December 31,
	2019	2018
Balance, beginning of year	$791,560	$843,411
Additional paid in capital attributable to non-redeemable noncontrolling interests	(2,929)	—
Repurchases attributable to non-redeemable noncontrolling interests (1)	(75,056)	—
Amounts attributable to non-redeemable noncontrolling interests	40,072	(48,507)
Other comprehensive (income) loss attributable to non-redeemable noncontrolling interests	9,130	(3,344)
Balance, end of year	$762,777	$791,560

(1) During 2019, Watford’s board of directors authorized the investment in Watford’s common shares through a share repurchase program.
Redeemable noncontrolling interests
The Company accounts for redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheets in accordance with applicable accounting guidance. Such redeemable noncontrolling interests primarily relate to the Watford Preference Shares issued in late March 2014 with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Watford Preference Shares were issued at a discounted amount of $24.50 per share. Holders of the Watford Preference Shares will be entitled to receive, if declared by Watford’s board, quarterly cash dividends on the last day of March, June, September, and December. Dividends accrued from the closing date to June 30, 2019 at a fixed rate of 8.5% per annum. From June 30, 2019 and subsequent, dividends will accrue based on a floating rate equal to the 3 month U.S. dollar LIBOR (with a 1% floor) plus a margin based on the difference between the fixed rate and the 5 year mid swap rate to the floating rate. Preferred dividends, including the accretion of the discount and issuance costs, are included in ‘net (income) loss attributable to noncontrolling interests’ in the Company’s consolidated statements of income. Because the redemption features are not solely within the control of Watford, the Company accounts for the redeemable noncontrolling interests in the Watford Preference Shares in the mezzanine section of its consolidated balance sheets.

On August 1, 2019, Watford redeemed 6,919,998 of its 9,065,200 issued and outstanding preference shares (“Watford Preference Shares”) at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends. The Company received $11.5 million pursuant to the redemption of Watford Preference Shares.
Preferred dividends on the Watford Preference Shares, including the accretion of the discount and issuance costs, was $17.8 million for 2019, compared to $19.6 million for 2018 and 2017.
The following table sets forth activity in the redeemable noncontrolling interests:

	December 31,
	2019	2018	2017
Balance, beginning of year	$206,292	$205,922	$205,553
Redemption of redeemable noncontrolling interests	(157,709)	—	—
Accretion of preference share issuance costs	244	370	369
Other	6,577	—	—
Balance, end of year	$55,404	$206,292	$205,922

The portion of income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests’ as summarized in the table below:

	December 31,
	2019	2018	2017
Amounts attributable to non-redeemable noncontrolling interests	$(40,072)	$48,507	$7,913
Dividends attributable to redeemable noncontrolling interests	(16,909)	(18,357)	(18,344)
Net (income) loss attributable to noncontrolling interests	$(56,981)	$30,150	$(10,431)

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

ARCH CAPITAL	141	2019 FORM 10-K

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

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet (Asset) Liabilities	Off-Balance Sheet	Total
December 31, 2019
Bellemeade 2017-1 Ltd. (Oct-17)	$216,429	$(442)	$2,794	$2,352
Bellemeade 2018-1 Ltd. (Apr-18)	328,482	(1,574)	5,757	4,183
Bellemeade 2018-2 Ltd. (Aug-18)	437,009	(877)	2,524	1,647
Bellemeade 2018-3 Ltd. (Oct-18)	426,806	(1,113)	3,937	2,824
Bellemeade 2019-1 Ltd. (Mar-19)	257,358	(226)	3,027	2,801
Bellemeade 2019-2 Ltd. (Apr-19)	525,959	(78)	2,579	2,501
Bellemeade 2019-3 Ltd. (Jul-19)	656,523	(585)	9,273	8,688
Bellemeade 2019-4 Ltd. (Oct-19)	577,267	(302)	12,193	11,891
Total	$3,425,833	$(5,197)	$42,084	$36,887

December 31, 2018
Bellemeade 2015-1 Ltd. (Jul-15)	$43,246	$112	$498	$610
Bellemeade 2017-1 Ltd. (Oct-17)	304,373	165	1,312	1,477
Bellemeade 2018-1 Ltd. (Apr-18)	374,460	132	3,539	3,671
Bellemeade 2018-2 Ltd. (Aug-18)	653,278	874	4,005	4,879
Bellemeade 2018-3 Ltd. (Oct-18)	506,110	469	1,836	2,305
Total	$1,881,467	$1,752	$11,190	$12,942

See Note 7, “Reinsurance.”

ARCH CAPITAL	142	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2019
Beginning balance	$(114,178)	$(64,542)	$(178,720)
Other comprehensive income (loss) before reclassifications	491,605	18,147	509,752
Amounts reclassified from accumulated other comprehensive income	(118,941)	—	(118,941)
Net current period other comprehensive income (loss)	372,664	18,147	390,811
Ending balance	$258,486	$(46,395)	$212,091

Year Ended December 31, 2018
Beginning balance	$157,400	$(39,356)	$118,044
Cumulative effect of an accounting change	(149,794)	—	(149,794)
Other comprehensive income (loss) before reclassifications	(266,357)	(25,186)	(291,543)
Amounts reclassified from accumulated other comprehensive income	144,573	—	144,573
Net current period other comprehensive income (loss)	(121,784)	(25,186)	(146,970)
Ending balance	$(114,178)	$(64,542)	$(178,720)

Year Ended December 31, 2017
Beginning balance	$(27,641)	$(86,900)	$(114,541)
Other comprehensive income (loss) before reclassifications	252,904	47,544	300,448
Amounts reclassified from accumulated other comprehensive income	(67,863)	—	(67,863)
Net current period other comprehensive income (loss)	185,041	47,544	232,585
Ending balance	$157,400	$(39,356)	$118,044

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2019	2018	2017
Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$131,043	$(153,822)	$82,542
	Other-than-temporary impairment losses	(3,165)	(2,829)	(7,138)
	Total before tax	127,878	(156,651)	75,404
	Income tax (expense) benefit	(8,937)	12,078	(7,541)
	Net of tax	$118,941	$(144,573)	$67,863

ARCH CAPITAL	143	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$562,576	$61,805	$500,771
Less reclassification of net realized gains (losses) included in net income	127,878	8,937	118,941
Foreign currency translation adjustments	18,463	353	18,110
Other comprehensive income (loss)	$453,161	$53,221	$399,940

Year Ended December 31, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(294,267)	$(24,210)	$(270,057)
Less reclassification of net realized gains (losses) included in net income	(156,651)	(12,078)	(144,573)
Foreign currency translation adjustments	(25,006)	(176)	(24,830)
Other comprehensive income (loss)	$(162,622)	$(12,308)	$(150,314)

Year Ended December 31, 2017
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$266,559	$13,655	$252,904
Less reclassification of net realized gains (losses) included in net income	75,404	7,541	67,863
Foreign currency translation adjustments	47,549	535	47,014
Other comprehensive income (loss)	$238,704	$6,649	$232,055

ARCH CAPITAL	144	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$1,693,300	$727,821	$629,709
Amounts attributable to noncontrolling interests	(56,981)	30,150	(10,431)
Net income available to Arch	1,636,319	757,971	619,278
Preferred dividends	(41,612)	(41,645)	(46,041)
Loss on redemption of preferred shares	—	(2,710)	(6,735)
Net income available to Arch common shareholders	$1,594,707	$713,616	$566,502

Denominator:
Weighted average common shares outstanding	401,802,815	401,036,376	377,531,628
Series D preferred securities (1)	—	3,311,245	26,606,736
Weighted average common shares outstanding – basic	401,802,815	404,347,621	404,138,364
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,673,770	1,474,207	3,936,594
Stock options (2)	8,132,893	7,084,650	9,710,067
Weighted average common shares and common share equivalents outstanding – diluted	411,609,478	412,906,478	417,785,025

Earnings per common share:
Basic	$3.97	$1.76	$1.40
Diluted	$3.87	$1.73	$1.36

(1)
The company has determined that, based on a review of the terms, features and rights of the Company’s non-voting common equivalent preferred shares compared to the rights of the Company’s common shareholders, the underlying common shares that the convertible securities convert to were common share equivalents at the time of their issuance.

(2)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2019, 2018 and 2017, the number of stock options excluded were 1,302,017, 5,673,821 and 2,603,451, respectively.

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

ARCH CAPITAL	145	2019 FORM 10-K

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
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2019	2018	2017
Current expense (benefit):
United States	$139,407	$73,078	$(51,705)
Non-U.S.	4,954	12,785	5,969
	144,361	85,863	(45,736)
Deferred expense (benefit):
United States	11,849	19,544	169,093
Non-U.S.	(400)	8,544	4,211
	11,449	28,088	173,304
Income tax expense	$155,810	$113,951	$127,568

The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2019	2018	2017
Income (Loss) Before Income Taxes:
Bermuda	$1,122,952	$388,492	$406,054
United States	701,480	440,823	381,157
Other	24,678	12,457	(29,934)
Total	$1,849,110	$841,772	$757,277

The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The 2019 applicable statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (21.0%), United Kingdom (19.0%), Ireland (12.5%), Denmark (22.0%), Canada (26.5%), Gibraltar (10.0%), Australia (30.0%), Hong Kong (16.5%) and the Netherlands (19.0%). The United States rate was 35% in 2017.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2019	2018	2017
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$149,799	$91,529	$126,262
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(3,091)	(4,790)	(13,330)
Meals and entertainment	1,134	1,060	1,063
State taxes, net of U.S. federal tax benefit	3,314	2,086	732
Foreign branch taxes	1,231	5,428	5,752
Prior year adjustment	632	(2,522)	(559)
Foreign exchange gains & losses	436	1,293	(572)
Changes in applicable tax rate	—	(128)	7,745
Dividend withholding taxes	6,510	6,594	232
Change in valuation allowance	1,628	18,396	14,798
Contingent consideration	190	740	3,785
Share based compensation	(6,592)	(5,356)	(18,733)
Other	619	(379)	393
Income tax expense (benefit)	$155,810	$113,951	$127,568

The effect of a change in tax laws or rates on deferred taxes assets and liabilities is recognized in income in the period in which such change is enacted.
On December 22, 2017, the Tax Cuts Act was signed into law which significantly changed the U.S. tax laws in many ways including a reduction of the U.S. federal income tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for tax effects of the Tax Cuts Act. SAB 118 provided a measurement period of up to one year from the enactment date to complete the accounting. During 2018, the Company finalized its accounting for the income tax impact of the Tax Cuts Act resulting in a tax expense of $1.2 million, primarily attributable to the write down of temporary differences identified following the filing of the Company’s 2017 corporate tax return offset by AMT credits that were currently recoverable.

ARCH CAPITAL	146	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss	$30,836	$24,089
Uncrystallized losses	1,565	7,960
AMT credit carryforward	1,323	2,652
Discounting of net loss reserves	52,582	43,130
Net unearned premium reserve	64,269	68,305
Compensation liabilities	21,693	20,492
Foreign tax credit carryforward	9,521	9,116
Interest expense	—	1,387
Goodwill and intangible assets	11,644	17,127
Bad debt reserves	5,983	5,626
Lease liability	26,438	—
Net unrealized foreign exchange losses	598	949
Net unrealized decline of investments	—	13,453
Other, net	206	3,418
Deferred tax assets before valuation allowance	226,658	217,704
Valuation allowance	(48,219)	(44,659)
Deferred tax assets net of valuation allowance	178,439	173,045
Deferred income tax liabilities:
Depreciation and amortization	(1,215)	(2,559)
Deposit accounting liability	(2,169)	(2,292)
Contingency reserve	(132,831)	(112,852)
Deferred policy acquisition costs	(29,847)	(32,105)
Net unrealized appreciation of investments	(38,764)	—
Right-of-use asset	(23,416)	—
Other, net	(3,680)	(735)
Total deferred tax liabilities	(231,922)	(150,543)
Net deferred income tax assets (liabilities)	$(53,483)	$22,502

The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2019, the Company’s valuation allowance was $48.2 million, compared to $44.7 million at December 31, 2018. The valuation allowance in both periods was primarily attributable to valuation allowance on the Company’s U.K. Canadian and Australian operations and certain other deferred tax assets relating to loss carryforwards that have a limited use.

At December 31, 2019, the Company’s net operating loss carryforwards and tax credits were as follows:

	Year Ended December 31,
	2019	Expiration
Operating Loss Carryforwards
United Kingdom	$89,000	No expiration
Ireland	10,200	No expiration
Australia	22,000	No expiration
Hong Kong	17,600	No expiration
Denmark	400	No expiration
United States (1) (2)	23,100	2029 - 2038

Tax Credits
U.K. foreign tax credits	9,521	No expiration
U.S. refundable AMT credits	1,323	No expiration
(1) Includes $0.6 million net operating loss carryforwards from Watford.
(2) On January 30, 2014, the Company’s U.S. mortgage operations underwent an ownership change for U.S. federal income tax purposes as a result of the Company’s acquisition of the CMG Entities. As a result of this ownership change, a limitation has been imposed upon the utilization of approximately $8.9 million of the Company’s existing U.S. net operating loss carryforwards. Utilization is limited to approximately $0.6 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”).
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $207.0 million at December 31, 2019, compared to $183.0 million at December 31, 2018.
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

ARCH CAPITAL	147	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be subject to withholding tax and no deferred income tax liability would need to be accrued.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2019, the Company’s total unrecognized tax benefits, including interest and penalties, were $2.0 million. If recognized, the full amount of the unrecognized tax benefit would impact the consolidated effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018
Balance at beginning of year	$2,008	$2,008
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$2,008	$2,008

The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2016-2019
United Kingdom	2018-2019
Ireland	2015-2019
Canada	2016-2019
Switzerland	2017-2019
Denmark	2015-2019

As of December 31, 2019, the Company’s current income tax payable (included in “Other liabilities”) was $13.5 million.
15.    Transactions with Related Parties

In 2017, the Company acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia”). Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100.0 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch has appointed two directors to serve on the seven person board of directors of Premia. Arch Re Bermuda is providing a 25% quota share reinsurance treaty on certain business written by Premia.

In the 2019 fourth quarter, Barbican entered into certain reinsurance and related transactions with Premia pursuant to which Premia assumed a transfer of liability for the 2018 and prior years of account of Barbican as of July 1, 2019. Barbican recorded reinsurance recoverable on unpaid and paid losses and funds held liability of $177.7 million and $180.0 million, respectively, at December 31, 2019.
Certain directors and executive officers of the Company own common and preference shares of Watford. See note 11, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford.
16.    Leases

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

Additional information regarding the Company’s operating leases is as follows:

December 31, 2019
Operating lease costs	$30,478
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$27,521
Right-of-use assets obtained in exchange for new lease liabilities	$7,445
Right-of-use assets (1)	$131,661
Operating lease liability (1)	$150,519
Weighted average discount rate	3.9%
Weighted average remaining lease term	6.4 years

(1)	The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

ARCH CAPITAL	148	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual maturities of the Company's operating lease liabilities at December 31, 2019:

Years Ending December 31,
2020	$31,907
2021	30,842
2022	27,597
2023	23,027
2024	16,913
2025 and thereafter	40,167
Total undiscounted lease liability	170,453
Less: present value adjustment	(19,934)
Operating lease liability	$150,519

At December 31, 2018, the future minimum rental commitments, exclusive of escalation clauses and maintenance costs and net of rental income, for all of the Company’s operating leases was as follows:

Years Ending December 31,
2019	$31,088
2020	30,491
2021	29,351
2022	26,068
2023	21,408
2024 and thereafter	54,745
Total	$193,151

All of these leases are for the rental of office space, with expiration terms that range from 2020 to 2030. Rental expense was approximately $30.5 million, $27.6 million and $31.1 million for 2019, 2018 and 2017, respectively.
At December 31, 2019, the Company has entered into certain financing lease agreements. The future lease payments for the Company’s financing leases are expected to be $4.8 million and $2.1 million for 2020 and 2021, respectively.
17.    Commitments and Contingencies

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

Broker	Year Ended December 31,
	2019	2018	2017
Aon Corporation and its subsidiaries	12.2%	11.4%	11.3%
Marsh & McLennan Companies and its subsidiaries	9.6%	9.3%	10.7%

No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2019, 2018 and 2017.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2019 other than investments issued or guaranteed by the United States government or its agencies.

ARCH CAPITAL	149	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.69 billion and $1.77 billion at December 31, 2019 and 2018, respectively.
Contingent Consideration Liability
Pursuant to the Company’s 2014 acquisition of the CMG Entities, the Company made a contingent consideration payment of $61.5 million in April 2019 and $71.7 million in April 2017. The maximum remaining amount of contingent consideration payments is $6.7 million over the remaining earn-out period. To the extent that the adjusted book value of the CMG Entities drops below the cumulative amount paid by the Company, no additional payments would be due.
Purchase Obligations
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $55.6 million and $39.5 million at December 31, 2019 and 2018, respectively.
Employment and Other Arrangements
At December 31, 2019, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
18.    Debt and Financing Arrangements

The Company’s senior notes payable at December 31, 2019 and 2018 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2019	2018
2034 notes (1)	7.350%	300,000	297,254	297,150
2043 notes (2)	5.144%	500,000	494,831	494,723
2026 notes (3)	4.011%	500,000	496,806	496,417
2046 notes (4)	5.031%	450,000	445,317	445,238
Watford notes (5)	6.500%	140,000	137,418	—
		$1,890,000	$1,871,626	$1,733,528
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
(4) Senior notes of Arch Finance issued on December 8, 2016 and due December 15, 2046 (“2046 notes”), fully and unconditionally guaranteed by Arch Capital
(5) Senior notes of Watford issued on July 2, 2019 and due July 2, 2029, reflecting the elimination of amounts owned by Arch-U.S.
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
On July 2, 2019, Watford completed an offering of $175.0 million in aggregate principal amount of its 6.5% senior notes, due July 2, 2029 (“Watford Senior Notes”). Interest on the Watford Senior Notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The $172.4 million net proceeds from the offering were used to redeem a portion of Watford Preference Shares. The Company purchased $35.0 million in aggregate principal amount of the Watford Senior Notes.
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.

ARCH CAPITAL	150	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2019, Arch Capital and certain of its subsidiaries entered into a $750.0 million five-year credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $250.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.25 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of Arch Capital. Arch Capital and its lenders may agree on a LIBOR successor rate at the appropriate time to address the replacement of LIBOR. Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. The Credit Facility is structured such that each party that requests a letter of credit or borrowing does so only for itself and its own obligations.
The Credit Facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, consolidated tangible net worth, minimum shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2019.
Commitments under the Credit Facility will expire on December 17, 2024, and all loans then outstanding must be repaid. Letters of credit issued under the Unsecured Facility will not have an expiration date later than December 17, 2025.
Under the $250.0 million secured letter of credit facility, Arch Capital’s subsidiaries had $225.4 million of letters of credit outstanding and remaining capacity of $24.6 million at December 31, 2019. In addition, certain of Arch Capital’s subsidiaries had outstanding secured and unsecured letters of credit of $18.1 million and $195.0 million respectively, which were issued in the normal course of business.
When issued, all secured letters of credit are secured by a portion of the investment portfolio. At December 31, 2019, these letters of credit were secured by investments with a fair value of $255.4 million.
Watford has access to a $100 million secured letter of credit facility expiring on May 16, 2020, a $100 million unsecured letter of credit facility which auto extends on September 20, 2020 and an $800 million secured credit facility expiring on

November 30, 2021 that provides for borrowings and the issuance of letters of credit not to exceed $400 million. Borrowings of revolving loans may be made by Watford at a variable rate based on LIBOR or an alternative base rate at the option of Watford. At December 31, 2019, Watford had $122.9 million in outstanding letters of credit under the two facilities and $484.3 million of borrowings outstanding under the secured credit facility, backed by Watford’s investment portfolio. Watford was in compliance with all covenants contained in these credit facilities at December 31, 2019. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
The Company’s outstanding revolving credit agreement borrowings were as follows:

	Year Ended December 31,
	2019	2018
Arch Capital	$—	$—
Watford	484,287	455,682
Total	$484,287	$455,682

ARCH CAPITAL	151	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at Dec. 31, 2017	$198,236	$68,174	$386,201	$652,611
Acquisitions	51,476	—	43,000	94,476
Amortization	—	—	(105,670)	(105,670)
Impairment (1)	—	(6,300)	—	(6,300)
Foreign currency movements and other adjustments	(92)	—	(105)	(197)
Net balance at Dec. 31, 2018	249,620	61,874	323,426	634,920
Acquisitions (2)	74,780	24,431	82,482	181,693
Amortization	—	—	(82,104)	(82,104)
Impairment (1)	—	(1,000)	—	(1,000)
Foreign currency movements and other adjustments	2,151	605	1,817	4,574
Net balance at Dec. 31, 2019	$326,551	$85,910	$325,621	$738,083

Gross balance at Dec. 31, 2019	$331,448	$85,305	$744,583	$1,161,336
Accumulated amortization	—	—	(419,294)	(419,294)
Foreign currency movements and other adjustments	(4,897)	605	332	(3,959)
Net balance at Dec. 31, 2019	$326,551	$85,910	$325,621	$738,083

(1)	The impairment to the indefinite-lived intangible assets during the year ended December 31, 2019 and 2018 of $1.0 million and $6.3 million related to insurance licenses from the acquisition of UGC.

(2)	Certain amounts for the Company’s 2019 acquisitions are considered provisional.

The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
Dec. 31, 2019
Acquired insurance contracts	$452,470	$(336,559)	$310	$116,221
Operating platform	52,674	(39,571)	(259)	12,844
Distribution relationships	243,838	(50,542)	212	193,508
Goodwill	331,448	—	(4,897)	326,551
Insurance licenses	63,390	—	—	63,390
Syndicate capacity	21,915	—	605	22,520
Unfavorable service contract	(9,533)	8,657	—	(876)
Other	5,134	(1,279)	70	3,925
Total	$1,161,336	$(419,294)	$(3,959)	$738,083

Dec. 31, 2018
Acquired insurance contracts	$435,067	$(271,981)	$(150)	$162,936
Operating platform	47,400	(35,402)	—	11,998
Distribution relationships	186,611	(36,718)	(1,335)	148,558
Goodwill	256,668	—	(7,048)	249,620
Insurance licenses	61,874	—	—	61,874
Syndicate capacity	—	—	—	—
Unfavorable service contract	(9,533)	7,949	—	(1,584)
Other	2,556	(1,038)	—	1,518
Total	$980,643	$(337,190)	$(8,533)	$634,920

The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2020	$65,958
2021	48,063
2022	33,972
2023	31,731
2024	27,566
2025 and thereafter	118,331
Total	$325,621

The estimated remaining useful lives of these assets range from one to seventeen years at December 31, 2019.

ARCH CAPITAL	152	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other than the impairments described above, the Company’s annual impairment reviews for goodwill and intangible assets did not result in the recognition of impairment losses for 2019, 2018 and 2017.
20.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 1.8 billion Common Shares, par value of $0.0011 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2019	2018	2017
Common Shares:
Shares issued and outstanding, beginning of year	570,737,283	549,872,226	523,932,303
Shares issued (1)	2,835,994	2,757,506	3,388,344
Conversion of Series D preferred shares (2)	—	17,022,600	21,265,860
Restricted shares issued, net of cancellations	1,043,918	1,084,951	1,285,719
Shares issued and outstanding, end of year	574,617,195	570,737,283	549,872,226
Common shares in treasury, end of year	(168,997,994)	(168,282,449)	(156,938,409)
Shares issued and outstanding, end of year	405,619,201	402,454,834	392,933,817

(1)	Includes shares issued from the exercise of stock options and stock appreciation rights, and shares issued from the employee share purchase plan.

(2)	Such shares represent common shares that were issued upon conversion of the non-voting common equivalent preference shares issued in connection with the AIG acquisition.
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

Share Repurchase Program
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2019, $1.0 billion of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.
Repurchases of Arch Capital’s common shares in connection with the share repurchase plan and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2019, Arch Capital held 169.0 million shares for an aggregate cost of $2.41 billion in treasury, at cost.
The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2019	2018	2017
Aggregate cost of shares repurchased	$2,871	$282,762	$—
Shares repurchased	110,598	10,559,850	—
Average price per share repurchased	$25.96	$26.78	$—

Since the inception of the share repurchase program through December 31, 2019, Arch Capital has repurchased approximately 386.3 million common shares for an aggregate purchase price of $3.97 billion.
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
The Company determined, based on a review of the terms features and rights of the series D preferred shares compared to the rights of the Company’s common shareholders, the underlying 38,288,460 common shares that the convertible securities convert to were common share equivalents at the time of their issuance.

ARCH CAPITAL	153	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2017, Arch Capital completed an underwritten public secondary offering of 21,265,860 common shares by AIG following transfer of 708,862 Series D Preferred Shares. In March 2018, Arch Capital completed an underwritten public secondary offering of 17,022,600 common shares by AIG following transfer of 567,420 Series D Preferred Shares. Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At December 31, 2019 and 2018, no Series D Preferred Shares were outstanding.
Series F Preferred Shares
In August 2017 and November 2017, Arch Capital completed combined $330 million of underwritten public offerings ($230 million in August 2017 and $100 million in November 2017) of 13.2 million depositary shares (the “Series F Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 5.45% Non-Cumulative Preferred Shares, Series F, with a $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Series F Depositary Share) (the “Series F Preferred Shares”). Each Series F Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series F Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights).
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
Series E Preferred Shares
On September 29, 2016, Arch Capital completed a $450 million underwritten public offering of 18.0 million depositary shares (the “Series E Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 5.25% Non-Cumulative Preferred Shares, Series E, with a $0.01 par value and $25,000 liquidation preference per share (equivalent to $25 liquidation preference per Series E Depositary Share) (the “Series E Preferred Shares”). Each Series E Depositary Share, evidenced by a depositary receipt, entitles the holder, through the depositary, to a proportional fractional interest in all rights and preferences of the Series E Preferred Shares represented thereby (including any dividend, liquidation, redemption and voting rights).
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

ARCH CAPITAL	154	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the redemption date. In accordance with GAAP, following the redemption, original issuance costs related to such shares have been removed from additional paid-in capital and recorded as a “loss on redemption of preferred shares.” Such adjustment had no impact on total shareholders’ equity or cash flows.
21.    Share-Based Compensation

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
The 2018 Long-Term Incentive and Share Award Plan (the “2018 Plan”) became effective as of May 9, 2018 following approval by shareholders of the Company. The 2018 Plan provides for the issuance of restricted stock units, performance units, restricted shares, performance shares, stock options and stock appreciation rights and other equity-based awards to our employees and directors. The 2018 Plan authorizes the issuance of 34,500,000 common shares and will terminate as to future awards on February 28, 2028. At December 31, 2019, 25,201,143 shares are available for future issuance.
The 2015 Long Term Incentive and Share Award Plan (the (“2015 Plan”) authorizes the issuance of 12,900,000 common shares and became effective as of May 7, 2015 following approval by shareholders of the Company. The 2015 Plan provides for the issuance of share-based awards to our employees and directors and will terminate as to future awards on February 26, 2025. At December 31, 2019, 390,156 shares are available for future issuance.
The 2012 Long Term Incentive and Share Award Plan (the “2012 Plan”) became effective as of May 9, 2012 following approval by shareholders of the Company. The 2012 Plan authorizes the issuance of 22,301,772 common shares and will terminate as to future awards on February 28, 2022. At December 31, 2019, 606,589 shares are available for grant under the 2012 Plan.
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

At December 31, 2019, approximately 2,729,721 shares remain available for issuance.
Stock Options and Stock Appreciation Rights
The Company generally issues stock options and SARs to eligible employees, with exercise prices equal to the fair market values of the Company’s Common Shares on the grant dates. Such grants generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date.
The grant date fair value is determined using the Black-Scholes option valuation model. The expected life assumption is based on an expected term analysis, which incorporates the Company’s historical exercise experience. Expected volatility is based on the Company’s daily historical trading data of its common shares. The table below summarizes the assumptions used.

	Year Ended December 31,
	2019	2018	2017
Dividend yield	—%	—%	—%
Expected volatility	18.1%	21.3%	21.3%
Risk free interest rate	2.5%	2.8%	2.0%
Expected option life	6.0 years	6.0 years	6.0 years

A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2019 is presented below:

	Year Ended December 31, 2019
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	20,076,593	$19.37
Granted	1,228,280	$32.86
Exercised	(2,355,216)	$13.45
Forfeited or expired	(96,639)	$29.19
Outstanding, end of year	18,853,018	$20.94	5.03	$413,842
Exercisable, end of year	15,517,508	$19.05	4.28	$369,917

ARCH CAPITAL	155	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2019, the Company received proceeds of $13.1 million from the exercise of stock options and recognized a tax benefit of $6.9 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$7.90	$7.50	$8.15
Aggregate intrinsic value of Options/SARs exercised	$51,350	$43,468	$64,173

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
A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2019 is presented below:

	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,619,285	1,254,558
Granted	384,926	810,815
Vested	(931,696)	(422,021)
Forfeited	(26,594)	(80,340)
Unvested balance, end of year	1,045,921	1,563,012

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$28.88	$27.58
Granted	$33.43	$32.64
Vested	$28.31	$27.75
Forfeited	$30.15	$29.36
Unvested balance, end of year	$31.02	$30.07

The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2019	2018	2017
Restricted shares and restricted unit awards granted	1,195,741	1,563,287	1,747,176
Weighted average grant date fair value	$32.89	$26.86	$32.02
Aggregate fair value of vested restricted share and unit awards	$46,262	$39,898	$133,848

The aggregate intrinsic value of restricted units outstanding at December 31, 2019 was $67.0 million.
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

	Year Ended December 31,
	2019	2018	2017
Expected volatility	17.1%	16.2%	—%
Risk free interest rate	2.5%	2.6%	—%

ARCH CAPITAL	156	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Performance Shares	Performance Units
Unvested Shares:
Unvested balance, beginning of year	715,328	12,993
Granted	685,586	10,774
Vested	—	—
Forfeited	—	—
Unvested balance, end of year	1,400,914	23,767

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$24.77	$24.71
Granted	$36.05	$35.83
Vested	$—	$—
Forfeited	$—	$—
Unvested balance, end of year	$30.29	$29.75

The following table presents the weighted average grant date fair values of performance awards granted.

	Year Ended December 31,
	2019	2018	2017
Performance awards	696,360	743,513	—
Weighted average grant date fair value	$36.05	$24.77	$—

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

	Year Ended December 31,
	2019	2018	2017
Pre-Tax
Stock options and SARs	$12,866	$16,272	$18,536
Restricted share and unit awards	38,988	34,025	46,884
Performance awards	8,949	4,414	—
ESPP	3,045	1,224	2,443
Total	$63,848	$55,935	$67,863

After-Tax
Stock options and SARs	$11,450	$14,894	$16,219
Restricted share and unit awards	32,999	29,044	37,708
Performance awards	8,295	4,127	—
ESPP	2,758	1,114	2,171
Total	$55,502	$49,179	$56,098

	December 31, 2019
	Stock Options and SARs	Restricted Common Shares and Units	Performance Common Shares and Units
Unrecognized compensation cost related to unvested awards	$12,823	$39,606	$8,893
Weighted average recognition period (years)	1.23	1.31	1.06

22.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2019, 2018 and 2017, the Company expensed $44.8 million, $40.8 million and $40.7 million, respectively, related to these retirement plans.
23.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2019, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

ARCH CAPITAL	157	2019 FORM 10-K

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
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2019 and 2018:

	December 31,
	2019	2018
Actual capital and surplus (1):
Bermuda	$13,511,729	$11,605,652
Ireland	721,439	653,055
United States	4,440,848	4,195,477
United Kingdom	748,276	386,892
Canada	61,351	59,096

Required capital and surplus:
Bermuda	$5,492,968	$4,718,345
Ireland	542,703	429,117
United States	1,697,640	1,783,268
United Kingdom	349,328	271,864
Canada	32,763	33,189

(1)	Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.

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

The statutory net income (loss) for the Company’s principal operating subsidiaries for 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory net income (loss):
Bermuda	$1,876,416	$919,554	$881,665
Ireland	26,367	29,223	(14,438)
United States	481,188	292,831	500,412
United Kingdom	(17,423)	(18,467)	(33,257)
Canada	(1,023)	2,525	158

Bermuda
The Company has two Bermuda based subsidiaries: Arch Re Bermuda, a Class 4 insurer and long-term insurer, and Watford, a Class 4 insurer. Under the Bermuda Insurance Act 1978 (the “Insurance Act”), these subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement as determined by the Bermuda Monetary Authority (“BMA”). The enhanced capital requirement is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2019 and 2018, all such requirements were met.

The ability of these subsidiaries to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $3.10 billion to Arch Capital during 2020 without providing an affidavit to the BMA.
Ireland
The Company has two Irish subsidiaries: Arch Re Europe, an authorized life and non-life reinsurer, and Arch Insurance (EU), an authorized non-life insurer. Irish authorized reinsurers and insurers, such as Arch Re Europe and Arch Insurance (EU), are also subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. Arch Re Europe and Arch Insurance (EU) are subject to the supervision of the Central Bank of Ireland (“CBOI”) and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI. These subsidiaries are

ARCH CAPITAL	158	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to maintain a minimum level of capital. At December 31, 2019 and 2018, these requirements were met.

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

Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $130.2 million of dividends during 2020 subject to the approval of the Commissioner of the Delaware Department of Insurance.
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
The Company’s U.S. mortgage insurance subsidiaries are subject to detailed regulation by their domiciliary and primary regulators, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) for Arch Mortgage Insurance

Company and Arch Mortgage Guaranty Company, the North Carolina Department of Insurance (“NC DOI”) for United Guaranty Residential Insurance Company, and by state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies restricted to writing a single type of insurance business, such as mortgage insurance business. Each company is subject to either Wisconsin or North Carolina statutory requirements as to payment of dividends. Generally, both Wisconsin and North Carolina law precludes any dividend before giving at least 30 days’ notice to the Wisconsin OCI or NC DOI, as applicable, and prohibits paying any dividend unless it is fair and reasonable to do so. In addition, the state regulators and the GSEs limit or restrict our eligible mortgage insurers’ ability to pay stockholder dividends or otherwise return capital to shareholders. Under respective states law, our U.S. mortgage subsidiaries can declare a maximum of approximately $338.9 million of ordinary dividends in 2020, however, dividend capacity is limited by the respective companies unassigned surplus amounts.  As of December 31, 2019, the combined unassigned surplus amount of our U.S. mortgage insurance entities would limit the dividend capacity to $177.8 million. In certain instances, approval by the GSEs would be required for dividends or other forms of return of capital to shareholders due to the requirements under PMIERs, including the minimum required assets imposed on our eligible mortgage insurers by the GSEs. Such dividend would result in an increase in available capital at Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S.
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

ARCH CAPITAL	159	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Kingdom
The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K., both under the Financial Services and Markets Act 2000. The Company’s European insurance operations are conducted through Arch Insurance (U.K.), Arch Syndicate 2012 and Barbican Syndicate 1955. Arch Syndicate 2012 has one corporate member, Arch Syndicate Investments Ltd. (“ASIL”), and is managed by Arch Underwriting at Lloyd’s Ltd (“AUAL”). The syndicates managed by BMAL have 11 corporate members. BMAL is the managing agent of Barbican Syndicate 1955. Arch Syndicate 2012 and Barbican Syndicate 1955 provide access to Lloyd’s extensive distribution network and worldwide licenses. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the “U.K. Companies Acts”).
Arch Insurance (U.K.), AUAL (on behalf of itself, Arch Syndicate 2012 and ASIL) and BMAL must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. The capital requirements are calculated by reference to standard formulae defined in Solvency II. At December 31, 2019 and 2018, our subsidiaries were in compliance with these requirements.

As corporate members of Lloyd’s, ASIL and others are subject to the oversight of the Council of Lloyd’s. The capital required to support a Syndicate’s underwriting capacity, or funds at Lloyd’s, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the PRA. The Company has provided capital to support the underwriting of Arch Syndicate 2012 and Barbican Syndicate 1955 in the form of pledged assets provided by Arch Re Bermuda. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is supervised by the PRA and required to implement certain rules prescribed by the PRA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With respect to managing agents and corporate members, Lloyd’s prescribes certain minimum standards relating to management and control, solvency and other requirements and monitors managing agents’ compliance with such standards.
Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the PRA or FCA, as applicable, requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance (U.K.), AUAL, ASIL and BMAL.
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

ARCH CAPITAL	160	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Unaudited Condensed Quarterly Financial Information

The following table summarizes the 2019 and 2018 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2019
Net premiums written	$1,455,453	$1,613,457	$1,444,898	$1,525,259
Net premiums earned	1,515,882	1,438,023	1,463,727	1,368,866
Net investment income	154,263	161,488	155,038	156,949
Net realized gains (losses)	41,474	62,518	120,806	141,565
Net impairment losses recognized in earnings	(644)	(1,163)	(49)	(1,309)
Underwriting income (loss)	251,421	231,262	293,134	260,148
Net income (loss) attributable to Arch	326,384	392,453	468,954	448,528
Preferred dividends	(10,403)	(10,403)	(10,403)	(10,403)
Net income (loss) available to Arch common shareholders	315,981	382,050	458,551	438,125
Net income (loss) per common share -- basic	$0.78	$0.95	$1.14	$1.09
Net income (loss) per common share -- diluted	$0.76	$0.92	$1.12	$1.07

Year Ended December 31, 2018
Net premiums written	$1,301,754	$1,333,553	$1,298,896	$1,412,544
Net premiums earned	1,369,435	1,290,878	1,336,763	1,234,899
Net investment income	157,217	144,024	135,668	126,724
Net realized gains (losses)	(166,030)	(51,705)	(76,611)	(110,998)
Net impairment losses recognized in earnings	(1,705)	(492)	(470)	(162)
Underwriting income (loss)	166,955	234,581	235,465	236,997
Net income (loss) attributable to Arch	136,494	227,408	243,646	150,423
Preferred dividends	(10,403)	(10,402)	(10,403)	(10,437)
Net income (loss) available to Arch common shareholders	126,091	217,006	233,243	137,276
Net income (loss) per common share -- basic	$0.31	$0.54	$0.58	$0.34
Net income (loss) per common share -- diluted	$0.31	$0.53	$0.56	$0.33

ARCH CAPITAL	161	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    Guarantor Financial Information

The following tables present condensed consolidating balance sheets at December 31, 2019 and 2018 and condensed consolidating statements of income, comprehensive income and cash flows for 2019, 2018 and 2017 for Arch Capital, Arch-U.S., a 100% owned subsidiary of Arch Capital, and Arch Capital's other subsidiaries.

	December 31, 2019
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$42	$692,606	$23,748,432	$(38,834)	$24,402,246
Cash	18,113	54,518	653,599	—	726,230
Investments in subsidiaries	11,786,861	4,347,806	—	(16,134,667)	—
Due from subsidiaries and affiliates	17	200,635	1,901,865	(2,102,517)	—
Premiums receivable	—	—	2,547,130	(768,413)	1,778,717
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	9,711,773	(5,364,957)	4,346,816
Contractholder receivables	—	—	2,119,460	—	2,119,460
Ceded unearned premiums	—	—	2,230,164	(995,481)	1,234,683
Deferred acquisition costs	—	—	675,917	(42,517)	633,400
Goodwill and intangible assets	—	—	738,083	—	738,083
Other assets	20,461	32,187	1,981,598	(128,520)	1,905,726
Total assets	$11,825,494	$5,327,752	$46,308,021	$(25,575,906)	$37,885,361

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$19,028,538	$(5,136,696)	$13,891,842
Unearned premiums	—	—	5,335,030	(995,481)	4,339,549
Reinsurance balances payable	—	—	1,435,485	(768,413)	667,072
Contractholder payables	—	—	2,119,460	—	2,119,460
Collateral held for insured obligations	—	—	206,698		206,698
Senior notes	297,254	494,831	1,114,541	(35,000)	1,871,626
Revolving credit agreement borrowings	—	—	484,287	—	484,287
Due to subsidiaries and affiliates	—	536,805	1,565,712	(2,102,517)	—
Other liabilities	30,869	33,267	2,324,793	(399,654)	1,989,275
Total liabilities	328,123	1,064,903	33,614,544	(9,437,761)	25,569,809

Redeemable noncontrolling interests	—	—	58,882	(3,478)	55,404

Shareholders' Equity
Total shareholders' equity available to Arch	11,497,371	4,262,849	11,871,818	(16,134,667)	11,497,371
Non-redeemable noncontrolling interests	—	—	762,777	—	762,777
Total shareholders' equity	11,497,371	4,262,849	12,634,595	(16,134,667)	12,260,148

Total liabilities, noncontrolling interests and shareholders' equity	$11,825,494	$5,327,752	$46,308,021	$(25,575,906)	$37,885,361

ARCH CAPITAL	162	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
Condensed Consolidating Balance Sheet	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Assets
Total investments	$104	$452,674	$21,307,206	$(14,700)	$21,745,284
Cash	6,125	5,940	634,491	—	646,556
Investments in subsidiaries	9,735,256	3,999,243	—	(13,734,499)	—
Due from subsidiaries and affiliates	9	2	1,802,686	(1,802,697)	—
Premiums receivable	—	—	1,834,389	(535,239)	1,299,150
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	—	—	8,618,660	(5,699,288)	2,919,372
Contractholder receivables	—	—	2,079,111	—	2,079,111
Ceded unearned premiums	—	—	1,730,262	(754,793)	975,469
Deferred acquisition costs	—	—	618,535	(48,961)	569,574
Goodwill and intangible assets	—	—	634,920	—	634,920
Other assets	12,588	80,949	1,466,438	(211,082)	1,348,893
Total assets	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

Liabilities
Reserve for losses and loss adjustment expenses	$—	$—	$17,345,142	$(5,491,845)	$11,853,297
Unearned premiums	—	—	4,508,429	(754,793)	3,753,636
Reinsurance balances payable	—	—	928,346	(535,239)	393,107
Contractholder payables	—	—	2,079,111	—	2,079,111
Collateral held for insured obligations	—	—	236,630	—	236,630
Senior notes	297,150	494,723	941,655	—	1,733,528
Revolving credit agreement borrowings	—	—	455,682	—	455,682
Due to subsidiaries and affiliates	—	536,805	1,265,892	(1,802,697)	—
Other liabilities	17,105	26,270	1,699,768	(467,484)	1,275,659
Total liabilities	314,255	1,057,798	29,460,655	(9,052,058)	21,780,650

Redeemable noncontrolling interests	—	—	220,992	(14,700)	206,292

Shareholders' Equity
Total shareholders' equity available to Arch	9,439,827	3,481,010	10,253,491	(13,734,501)	9,439,827
Non-redeemable noncontrolling interests	—	—	791,560	—	791,560
Total shareholders' equity	9,439,827	3,481,010	11,045,051	(13,734,501)	10,231,387

Total liabilities, noncontrolling interests and shareholders' equity	$9,754,082	$4,538,808	$40,726,698	$(22,801,259)	$32,218,329

ARCH CAPITAL	163	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$5,786,498	$—	$5,786,498
Net investment income	212	14,270	706,038	(92,782)	627,738
Net realized gains (losses)	—	25,313	352,771	(11,721)	366,363
Net impairment losses recognized in earnings	—	—	(3,165)	—	(3,165)
Other underwriting income	—	—	24,861	—	24,861
Equity in net income (loss) of investments accounted for using the equity method	—	779	122,893	—	123,672
Other income (loss)	(762)	—	2,995	—	2,233
Total revenues	(550)	40,362	6,992,891	(104,503)	6,928,200

Expenses
Losses and loss adjustment expenses	—	—	3,133,452	—	3,133,452
Acquisition expenses	—	—	840,945	—	840,945
Other operating expenses	—	—	800,997	—	800,997
Corporate expenses	62,701	7,221	10,189	—	80,111
Amortization of intangible assets	—	—	82,104	—	82,104
Interest expense	22,154	47,951	142,662	(91,895)	120,872
Net foreign exchange (gains) losses	1	—	22,188	(1,580)	20,609
Total expenses	84,856	55,172	5,032,537	(93,475)	5,079,090

Income (loss) before income taxes	(85,406)	(14,810)	1,960,354	(11,028)	1,849,110
Income tax (expense) benefit	—	3,696	(159,506)	—	(155,810)
Income (loss) before equity in net income of subsidiaries	(85,406)	(11,114)	1,800,848	(11,028)	1,693,300
Equity in net income of subsidiaries	1,721,725	564,657	—	(2,286,382)	—
Net income	1,636,319	553,543	1,800,848	(2,297,410)	1,693,300
Net (income) loss attributable to noncontrolling interests	—	—	(57,868)	887	(56,981)
Net income available to Arch	1,636,319	553,543	1,742,980	(2,296,523)	1,636,319
Preferred dividends	(41,612)	—	—	—	(41,612)
Net income available to Arch common shareholders	$1,594,707	$553,543	$1,742,980	$(2,296,523)	$1,594,707

Comprehensive income (loss) available to Arch	$2,027,129	$751,210	$2,124,455	$(2,875,665)	$2,027,129

ARCH CAPITAL	164	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$5,231,975	$—	$5,231,975
Net investment income	49	3,902	649,394	(89,712)	563,633
Net realized gains (losses)	29	(2,676)	(410,014)	7,317	(405,344)
Net impairment losses recognized in earnings	—	—	(2,829)	—	(2,829)
Other underwriting income	—	—	15,073	—	15,073
Equity in net income (loss) of investments accounted for using the equity method	—	—	45,641	—	45,641
Other income (loss)	1,918	—	501	—	2,419
Total revenues	1,996	1,226	5,529,741	(82,395)	5,450,568

Expenses
Losses and loss adjustment expenses	—	—	2,890,106	—	2,890,106
Acquisition expenses	—	—	805,135	—	805,135
Other operating expenses	—	—	677,809	—	677,809
Corporate expenses	64,279	2,422	12,293	—	78,994
Amortization of intangible assets	—	—	105,670	—	105,670
Interest expense	22,147	48,103	138,672	(88,438)	120,484
Net foreign exchange (gains) losses	30	—	(59,607)	(9,825)	(69,402)
Total expenses	86,456	50,525	4,570,078	(98,263)	4,608,796

Income (loss) before income taxes	(84,460)	(49,299)	959,663	15,868	841,772
Income tax (expense) benefit	—	13,314	(127,265)	—	(113,951)
Income (loss) before equity in net income of subsidiaries	(84,460)	(35,985)	832,398	15,868	727,821
Equity in net income of subsidiaries	842,431	388,260	—	(1,230,691)	—
Net income	757,971	352,275	832,398	(1,214,823)	727,821
Net (income) loss attributable to noncontrolling interests	—	—	28,875	1,275	30,150
Net income available to Arch	757,971	352,275	861,273	(1,213,548)	757,971
Preferred dividends	(41,645)	—	—	—	(41,645)
Loss on repurchase of preferred shares	(2,710)	—	—	—	(2,710)
Net income available to Arch common shareholders	$713,616	$352,275	$861,273	$(1,213,548)	$713,616

Comprehensive income (loss) available to Arch	$611,003	$292,973	$730,828	$(1,023,801)	$611,003

ARCH CAPITAL	165	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
Condensed Consolidating Statement of Income and Comprehensive Income	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Revenues
Net premiums earned	$—	$—	$4,844,532	$—	$4,844,532
Net investment income	243	1,420	559,963	(90,754)	470,872
Net realized gains (losses)	—	—	149,141	—	149,141
Net impairment losses recognized in earnings	—	—	(7,138)	—	(7,138)
Other underwriting income	—	—	30,253	—	30,253
Equity in net income (loss) of investments accounted for using the equity method	—	—	142,286	—	142,286
Other income (loss)	(482)	—	(2,089)	—	(2,571)
Total revenues	(239)	1,420	5,716,948	(90,754)	5,627,375

Expenses
Losses and loss adjustment expenses	—	—	2,967,446	—	2,967,446
Acquisition expenses	—	—	775,458	—	775,458
Other operating expenses	—	—	684,451	—	684,451
Corporate expenses	67,450	4,152	12,150	—	83,752
Amortization of intangible assets	—	—	125,778	—	125,778
Interest expense	23,560	47,993	135,342	(89,464)	117,431
Net foreign exchange (gains) losses	2	—	68,900	46,880	115,782
Total expenses	91,012	52,145	4,769,525	(42,584)	4,870,098

Income (loss) before income taxes	(91,251)	(50,725)	947,423	(48,170)	757,277
Income tax (expense) benefit	—	10,333	(137,901)	—	(127,568)
Income (loss) before equity in net income of subsidiaries	(91,251)	(40,392)	809,522	(48,170)	629,709
Equity in net income of subsidiaries	710,529	303,991	—	(1,014,520)	—
Net income	619,278	263,599	809,522	(1,062,690)	629,709
Net (income) loss attributable to noncontrolling interests	—	—	(11,721)	1,290	(10,431)
Net income available to Arch	619,278	263,599	797,801	(1,061,400)	619,278
Preferred dividends	(46,041)	—	—	—	(46,041)
Loss on repurchase of preferred shares	(6,735)	—	—	—	(6,735)
Net income available to Arch common shareholders	$566,502	$263,599	$797,801	$(1,061,400)	$566,502

Comprehensive income (loss) available to Arch	$851,863	$288,752	$983,475	$(1,272,227)	$851,863

ARCH CAPITAL	166	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$52,487	$486,252	$2,138,195	$(628,475)	$2,048,459
Investing Activities
Purchases of fixed maturity investments	—	(878,577)	(29,347,333)	172,133	(30,053,777)
Purchases of equity securities	—	(155,890)	(726,820)	70,743	(811,967)
Purchases of other investments	—	(28,490)	(1,442,055)	—	(1,470,545)
Proceeds from the sales of fixed maturity investments	—	806,603	27,937,616	(148,354)	28,595,865
Proceeds from the sales of equity securities	—	7,441	493,120	(70,743)	429,818
Proceeds from the sales, redemptions and maturities of other investments	—	1,634	1,207,925	—	1,209,559
Proceeds from redemptions and maturities of fixed maturity investments	—	—	643,265	—	643,265
Net settlements of derivative instruments	—	—	59,982	—	59,982
Net (purchases) sales of short-term investments	61	34,372	5,400	—	39,833
Change in cash collateral related to securities lending	—	—	(62,193)	—	(62,193)
Contributions to subsidiaries	(2,121)	(6,000)	(57,039)	65,160	—
Issuance of intercompany loans	—	(200,000)	(87,783)	287,783	—
Purchases of fixed assets	(162)	—	(37,675)	—	(37,837)
Other	—	(18,767)	(329,719)	—	(348,486)
Net Cash Provided By (Used For) Investing Activities	(2,222)	(437,674)	(1,743,309)	376,722	(1,806,483)
Financing Activities
Purchases of common shares under share repurchase program	(2,871)	—	—	—	(2,871)
Proceeds from common shares issued, net	6,203	—	65,160	(65,160)	6,203
Proceeds from intercompany borrowings	—	—	287,783	(287,783)	—
Proceeds from borrowings	—	—	235,083	(35,000)	200,083
Repayments of borrowings	—	—	(49,182)	—	(49,182)
Change in cash collateral related to securities lending	—	—	62,193	—	62,193
Change in third party investment in non-redeemable noncontrolling interests	—	—	(75,056)	—	(75,056)
Change in third party investment in redeemable noncontrolling interests	—	—	(173,103)	11,221	(161,882)
Dividends paid to redeemable noncontrolling interests	—	—	(13,402)	887	(12,515)
Dividends paid to parent (1)	—	—	(627,588)	627,588	—
Other	—	—	(6,023)	—	(6,023)
Preferred dividends paid	(41,612)	—	—	—	(41,612)
Net Cash Provided By (Used For) Financing Activities	(38,280)	—	(294,135)	251,753	(80,662)
Effects of exchange rate changes on foreign currency cash and restricted cash	—	—	17,741	—	17,741
Increase (decrease) in cash and restricted cash	11,985	48,578	118,492	—	179,055
Cash and restricted cash, beginning of year	6,159	5,940	712,544	—	724,643
Cash and restricted cash, end of period	$18,144	$54,518	$831,036	$—	$903,698

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	167	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$324,319	$481,751	$1,703,181	$(949,929)	$1,559,322
Investing Activities
Purchases of fixed maturity investments	—	(906,482)	(33,662,541)	1,241,363	(33,327,660)
Purchases of equity securities	—	(44,830)	(956,319)	—	(1,001,149)
Purchases of other investments	—	—	(2,014,622)	—	(2,014,622)
Proceeds from the sales of fixed maturity investments	—	535,947	32,218,687	(1,241,363)	31,513,271
Proceeds from the sales of equity securities	—	—	1,118,445	—	1,118,445
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,561,958	—	1,561,958
Proceeds from redemptions and maturities of fixed maturity investments	—	—	892,755	—	892,755
Net settlements of derivative instruments	—	—	44,699	—	44,699
Net (purchases) sales of short-term investments	96,476	7,674	381,323	—	485,473
Change in cash collateral related to securities lending	—	—	180,883	—	180,883
Contributions to subsidiaries	—	(98,500)	98,500	—	—
Purchases of fixed assets	(110)	—	(29,699)	—	(29,809)
Other	(4)	—	21,740	—	21,736
Net Cash Provided By (Used For) Investing Activities	96,362	(506,191)	(144,191)	—	(554,020)
Financing Activities
Redemption of preferred shares	(92,555)	—	—	—	(92,555)
Purchases of common shares under share repurchase program	(282,762)	—	—	—	(282,762)
Proceeds from common shares issued, net	(7,608)	—	—	—	(7,608)
Proceeds from borrowings	—	—	218,259	—	218,259
Repayments of borrowings	—	—	(576,401)	—	(576,401)
Change in cash collateral related to securities lending	—	—	(180,883)	—	(180,883)
Dividends paid to redeemable noncontrolling interests	—	—	(19,264)	1,275	(17,989)
Dividends paid to parent (1)	—	—	(948,654)	948,654	—
Other	—	—	(7,226)	—	(7,226)
Preferred dividends paid	(41,645)	—	—	—	(41,645)
Net Cash Provided By (Used For) Financing Activities	(424,570)	—	(1,514,169)	949,929	(988,810)
Effects of exchange rate changes on foreign currency cash and restricted cash	—	—	(19,133)	—	(19,133)
Increase (decrease) in cash and restricted cash	(3,889)	(24,440)	25,688	—	(2,641)
Cash and restricted cash, beginning of year	10,048	30,380	686,856	—	727,284
Cash and restricted cash, end of period	$6,159	$5,940	$712,544	$—	$724,643

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	168	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
Condensed Consolidating Statement of Cash Flows	Arch Capital (Parent Guarantor)	Arch-U.S. (Subsidiary Issuer)	Other Arch Capital Subsidiaries	Consolidating Adjustments and Eliminations	Arch Capital Consolidated
Operating Activities
Net Cash Provided By (Used For) Operating Activities	$159,130	$(10,289)	$1,649,751	$(703,714)	$1,094,878
Investing Activities
Purchases of fixed maturity investments	—	—	(36,806,913)	—	(36,806,913)
Purchases of equity securities	—	—	(1,021,016)	—	(1,021,016)
Purchases of other investments	—	—	(2,020,624)	—	(2,020,624)
Proceeds from the sales of fixed maturity investments	—	—	35,686,779	—	35,686,779
Proceeds from the sales of equity securities	—	—	1,056,401	—	1,056,401
Proceeds from the sales, redemptions and maturities of other investments	—	—	1,528,617	—	1,528,617
Proceeds from redemptions and maturities of fixed maturity investments	—	—	907,417	—	907,417
Net settlements of derivative instruments	—	—	(28,563)	—	(28,563)
Proceeds from investment in joint venture	—	—	—	—	—
Net (purchases) sales of short-term investments	(93,864)	(4,586)	(636,104)	—	(734,554)
Change in cash collateral related to securities lending	—	—	12,540	—	12,540
Contributions to subsidiaries	20,457	(73,700)	(423,998)	477,241	—
Issuance of intercompany loans	—	—	(47,000)	47,000	—
Repayment of intercompany loans	—	47,000	80,840	(127,840)	—
Purchases of fixed assets	(18)	—	(22,823)	—	(22,841)
Other	—	—	111,516	(20,641)	90,875
Net Cash Provided By (Used For) Investing Activities	(73,425)	(31,286)	(1,622,931)	375,760	(1,351,882)
Financing Activities
Proceeds from issuance of Series C preferred shares issued, net	319,694	—	—	—	319,694
Redemption of preferred shares	(230,000)	—	—	—	(230,000)
Purchases of common shares under share repurchase program	—	—	—	—	—
Proceeds from common shares issued, net	(21,048)	—	477,244	(477,244)	(21,048)
Proceeds from intercompany borrowings	—	—	47,000	(47,000)	—
Proceeds from borrowings	—	—	253,415	—	253,415
Repayments of intercompany borrowings	—	—	(127,840)	127,840	—
Repayments of borrowings	(100,000)	—	(97,000)	—	(197,000)
Change in cash collateral relating to securities lending	—	—	(12,540)	—	(12,540)
Dividends paid to redeemable noncontrolling	—	—	(19,264)	1,275	(17,989)
Dividends paid to parent (1)	—	—	(702,442)	702,442	—
Other	—	—	(72,537)	20,641	(51,896)
Preferred dividends paid	(46,041)	—	—	—	(46,041)
Net Cash Provided By (Used For) Financing Activities	(77,395)	—	(253,964)	327,954	(3,405)
Effects of exchange rate changes on foreign currency cash and restricted cash	—	—	18,124	—	18,124
Increase (decrease) in cash and restricted cash	8,310	(41,575)	(209,020)	—	(242,285)
Cash and restricted cash, beginning of year	1,738	71,955	895,876	—	969,569
Cash and restricted cash, end of period	$10,048	$30,380	$686,856	$—	$727,284

(1)	Included in net cash provided by (used for) operating activities in the Arch Capital (Parent Guarantor) and/or Arch-U.S. (Subsidiary Issuer) columns.

ARCH CAPITAL	169	2019 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.    Subsequent Event

On February 25, 2020, the Company announced that it has entered into a share purchase agreement with Natixis to purchase a 29.5% stake in Coface, a France-based leader in the global trade credit insurance market. The transaction will be completed at a price of €10.70 per share (dividend until closing attached), corresponding to a transaction value of approximately €480 million based on the current number of shares. As part of the transaction, Natixis’ seven representatives on Coface’s board of directors will resign and be replaced by four Arch nominees. Among other things, this transaction remains subject to antitrust and regulatory approvals, including in particular, approval by the French prudential regulator, the Autorité de Controle Prudentiel et de Résolution.

ARCH CAPITAL	170	2019 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2019, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ARCH CAPITAL	171	2019 FORM 10-K

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
Certain of our non-U.S. subsidiaries underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the year ended December 31, 2019, there has been no material amount of premium allocated or apportioned to activities relating to Iran, and we are unable to attribute gross revenues or net profits from any such policies because they insure multiple voyages and fleets containing multiple ships. Such non-U.S. subsidiaries will continue to provide such coverage only to the extent permitted by applicable law.
Subsequent Event

On February 25, 2020, the Company announced that it has entered into a share purchase agreement with Natixis to purchase a 29.5% stake in Coface, a France-based leader in the global trade credit insurance market. The transaction will be completed at a price of €10.70 per share (dividend until closing attached), corresponding to a transaction value of approximately €480 million based on the current number of shares. As part of the transaction, Natixis’ seven representatives on Coface’s board of directors will resign and be replaced by four Arch nominees. Among other things, this transaction remains subject to antitrust and regulatory approvals, including in particular, approval by the French prudential regulator, the Autorité de Controle Prudentiel et de Résolution.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2020, which we intend to file with the SEC pursuant to Regulation 14A before May 1, 2020. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website.

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

ARCH CAPITAL	172	2019 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2020, which Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2020, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2019:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	20,439,797	$20.94	28,927,609
Equity compensation plans not approved by security holders	—	—	—
Total	20,439,797	$20.94	28,927,609	(2)
________________________

(1)
Includes all vested and unvested stock options outstanding of 18,853,018 and restricted stock and performance units outstanding of 1,586,779. The weighted average exercise price does not take into account restricted stock units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2019 was 5.0 years.

(2)
Includes 2,729,721 common shares remaining available for future issuance under our Employee Share Purchase Plan and 26,197,888 common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 7,608,674 common shares, or 26.3% of the 28,927,609 common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

ARCH CAPITAL	173	2019 FORM 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2020, which Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC before May 1, 2020, which Proxy Statement is incorporated by reference.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements
Included in Part II – see Item 8 of this report.
2.Financial Statement Schedules
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	174	2019 FORM 10-K

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
3.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
4.1.1	Certificate of Designations of Series E Non-Cumulative Preferred Shares	8-K	4.1	September 29, 2016
4.1.2	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
4.2.1	Specimen Common Share Certificate	10-K405	4.1	April 2, 2001
4.2.2	Specimen Series E Non-Cumulative Preferred Share Certificate	8-K	4.2	September 29, 2016
4.2.3	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
4.3.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	99.2	May 7, 2004
4.3.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3.3	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.3.4	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.3.5	Second Supplemental Indenture, dated as of May 10, 2018, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	May 15, 2018
4.4.1	Deposit Agreement, dated September 29, 2016, between ACGL, as issuer, and American Stock Transfer & Trust Company, LLC (“AST”), as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	September 29, 2016
4.4.2	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.5.1	Form of Depositary Receipt, dated September 29, 2016	8-K	4.4	September 29, 2016
4.5.2	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.6.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.6.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
4.7	Description of Securities				X
10.1.1	ACGL 2002 Long Term Incentive and Share Award Plan (“2002 Plan”)†	10-Q	10.1	August 14, 2002
10.1.2	First Amendment to the 2002 Plan†	10-Q	10.4	November 12, 2003
10.1.3	Second Amendment to the 2002 Plan†	10-K	10.6	March 2, 2009
10.2.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.2.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.3.1	ACGL 2007 Long Term Incentive and Share Award Plan†	DEF 14A		April 3, 2007
10.3.2	ACGL 2012 Long Term Incentive and Share Award Plan†	DEF 14A		March 27, 2012
10.3.3	ACGL 2015 Long Term Incentive and Share Award Plan†	DEF 14A		March 26, 2015
10.3.4	ACGL 2018 Long Term Incentive and Share Award Plan†	DEF 14A		March 28, 2018
10.3.5	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2016
10.4.1	Restricted Share Unit Agreement, dated as of February 20, 2003, between ACGL and Constantine Iordanou (“February RSU Agreement”)†	10-K	10.7.15	March 10, 2004
10.4.2	First Amendment to February RSU Agreement dated as of December 9, 2008 grant†	10-K	10.10.9	March 2, 2009
10.4.3	Second Amendment to February RSU Agreement dated as of July 9, 2009 grant†	10-Q	10.1	November 9, 2009
10.4.4	Form of Restricted Share Agreement, dated as of May 13, 2015, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 7, 2015
10.4.5	Form of Restricted Share Agreement, dated as of May 13, 2016, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 5, 2016
10.4.6	Form of Restricted Share Agreement, dated as of May 4, 2017, between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.3	August 4, 2017

ARCH CAPITAL	175	2019 FORM 10-K

10.4.7	Form of Restricted Share Agreement, dated as of May 8, 2017, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.4	August 4, 2017
10.4.8	Form of Restricted Share Agreement, dated as of September 19, 2017, between ACGL and each of Nicolas Papadopoulo and Maamoun Rajeh†	10-K	10.4.13	February 28, 2018
10.4.9	Form of Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.3	August 8, 2018
10.4.10	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.6	August 8, 2018
10.4.11	Restricted Share Agreement, dated as of May 9, 2018, between ACGL and Constantine Iordanou†	10-Q	10.7	August 8, 2018
10.5	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.5	August 8, 2018
10.6.1	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2015, between ACGL and each of Constantine Iordanou, Marc Grandisson and W. Preston Hutchings†	10-Q	10.3	August 7, 2015
10.6.2	Non-Qualified Stock Option Agreement, dated as of February 26, 2016, between ACGL and Constantine Iordanou†	10-Q	10.6	August 5, 2016
10.6.3	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.6.4	Non-Qualified Stock Option Agreement, dated as of February 24, 2017, between ACGL and Constantine Iordanou†	10-Q	10.22	November 3, 2017
10.6.5	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.6.6	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh†	10-K	10.5.6	February 28, 2018
10.6.7	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo†	10-K	10.5.7	February 28, 2018
10.6.8	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.4	August 8, 2018
10.6.9	Non-Qualified Stock Option Agreement, dated as of May 9, 2018, between ACGL and Constantine Iordanou †	10-Q	10.8	August 8, 2018
10.6.10	Non-Qualified Stock Option Agreement, dated as of March 1, 2018, between ACGL and Constantine Iordanou†	10-Q	10.4	May 9, 2018
10.6.11	Non-Qualified Stock Option Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	10-Q	10.5	May 9, 2018
10.7.1	Form of Share Appreciation Right Agreement, dated as of May 9, 2008, between ACGL and each of Constantine Iordanou, John D. Vollaro, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.1	November 10, 2008
10.7.2	Form of Share Appreciation Right Agreement, dated as of May 6, 2009, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and John D. Vollaro†	10-K	10.12.4	February 26, 2010
10.7.3	Share Appreciation Right Agreement, dated as of February 25, 2010, between ACGL and Constantine Iordanou†	10-Q	10.4	November 9, 2012
10.7.4	Form of Share Appreciation Right Agreement, dated as of May 5, 2010, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.4	November 8, 2010
10.7.5	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Marc Grandisson†	10-Q	10.7	November 8, 2011
10.7.6	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and W. Preston Hutchings†	10-Q	10.9	November 8, 2011
10.7.7	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Constantine Iordanou†	10-Q	10.10	November 8, 2011
10.7.8	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Louis T. Petrillo†	10-Q	10.12	November 8, 2011
10.7.9	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Maamoun Rajeh†	10-Q	10.1	November 3, 2017
10.7.10	Share Appreciation Right Agreement dated as of February 29, 2012, between ACGL and Constantine Iordanou†	10-Q	10.5	November 9, 2012
10.7.11	Share Appreciation Right Agreement, dated as of May 9, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.2	November 3, 2017
10.7.12	Form of Share Appreciation Right Agreement, dated as of May 9, 2012, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.3	November 9, 2012
10.7.13	Share Appreciation Right Agreement, dated as of July 1, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.4	November 3, 2017

ARCH CAPITAL	176	2019 FORM 10-K

10.7.14	Form of Share Appreciation Right Agreement, dated as of November 12, 2012, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 9, 2013
10.7.15	Form of Share Appreciation Right Agreement, dated as of May 9, 2013, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	November 8, 2013
10.7.16	Share Appreciation Right Agreement, dated as of February 28, 2014, between ACGL and Constantine Iordanou†	10-Q	10.6	August 8, 2014
10.7.17	Form of Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and each of Constantine Iordanou, Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 8, 2014
10.7.18	Share Appreciation Right Agreement, dated as of July 1, 2014, between ACGL and Maamoun Rajeh†	10-Q	10.15	November 3, 2017
10.7.19	Share Appreciation Right Agreement, dated as of November 6, 2014, between ACGL and Marc Grandisson†	10-Q	10.2	May 8, 2015
10.7.20	Share Appreciation Right Agreement, dated as of February 27, 2015, between ACGL and Constantine Iordanou†	10-Q	10.5	August 5, 2016
10.8.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.8.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.8.3	Second Amendment to Employment Agreement, dated as of January 1, 2018, between ACGL and John D. Vollaro†	10-Q	10.1	May 9, 2018
10.9	Employment Agreement, dated as of February 1, 2018, between ACGL and W. Preston Hutchings†	10-Q	10.2	August 8, 2018
10.10.1	Service Agreement, dated September 21, 2017 between ACGL and Constantine Iordanou†	8-K	10.1	September 22, 2017
10.10.2	Agreement, dated March 15, 2019 between ACGL and Constantine Iordanou†	8-K	10.1	March 21, 2019
10.11	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017
10.12	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.13	Employment Agreement, dated as of May 25, 2018, between ACGL and François Morin†	8-K/A	10.1	July 26, 2018
10.14	Employment Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	8-K/A	10.1	April 11, 2018
10.15	Employment Agreement, dated as of November 13, 2018, between Arch Capital Services Inc. and Louis Petrillo†	10-K	10.16	February 28, 2019
10.16	Employment Agreement dated as of October 1,2019 between Arch Capital Group Ltd. and David Gansberg †	10-K			X
10.17	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.18	Third Amended and Restated Credit Agreement, dated as of December 17,2019, by and among ACGL, certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto	8-K	10.1	December 18, 2019
21	Subsidiaries of Registrant				X
23	Consent of PricewaterhouseCoopers LLP				X
24	Power of Attorney				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements
					X
†    Management contract or compensatory plan or arrangement.

ARCH CAPITAL	177	2019 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Marc Grandisson
	Name:	Marc Grandisson
	Title:	President and Chief Executive Officer (Principal Executive Officer)
February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Grandisson
Marc Grandisson	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020

/s/ François Morin
François Morin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020

*
John M. Pasquesi	Chairman of the Board	February 28, 2020

*
John L. Bunce. Jr.	Director	February 28, 2020

*
Eric W. Doppstadt	Director	February 28, 2020

*
Laurie S. Goodman	Director	February 28, 2020

ARCH CAPITAL	178	2019 FORM 10-K

Name	Title	Date

*
Moira Kilcoyne	Director	February 28, 2020

*
Louis J. Paglia	Director	February 28, 2020

*
Brian S. Posner	Director	February 28, 2020

*
Eugene S. Sunshine	Director	February 28, 2020

*
John D. Vollaro	Director	February 28, 2020

*
Thomas R. Watjen	Director	February 28, 2020

___________________

*	By François Morin, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ François Morin
Name:	François Morin Attorney-in-Fact

ARCH CAPITAL	179	2019 FORM 10-K

SCHEDULE III
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2019
Insurance	$188,684	$7,900,328	$1,991,496	$2,397,080	NM	$1,615,475	$361,614	$454,770	$2,641,726
Reinsurance	197,856	4,270,013	971,776	1,466,389	NM	1,011,329	239,032	141,484	1,602,723
Mortgage	182,816	457,872	937,370	1,366,340	NM	53,513	134,319	153,092	1,261,756
Other	64,044	1,263,629	438,907	556,689	NM	453,135	105,980	51,651	532,862
Total	$633,400	$13,891,842	$4,339,549	$5,786,498	NM	$3,133,452	$840,945	$800,997	$6,039,067
December 31, 2018
Insurance	$152,360	$7,093,018	$1,549,183	$2,205,661	NM	$1,520,680	$349,702	$364,138	$2,212,125
Reinsurance	166,276	3,215,909	710,774	1,261,216	NM	846,882	211,280	133,350	1,372,572
Mortgage	170,080	511,610	1,103,565	1,186,236	NM	81,289	118,595	142,432	1,157,875
Other	80,858	1,032,760	390,114	578,862	NM	441,255	125,558	37,889	604,175
Total	$569,574	$11,853,297	$3,753,636	$5,231,975	NM	$2,890,106	$805,135	$677,809	$5,346,747
December 31, 2017
Insurance	$159,224	$6,952,676	$1,451,390	$2,113,018	NM	$1,622,444	$323,639	$359,524	$2,122,440
Reinsurance	150,582	3,053,694	633,810	1,142,621	NM	773,923	221,250	146,663	1,174,474
Mortgage	140,057	579,160	1,206,470	1,057,166	NM	134,677	100,598	146,336	1,111,342
Other	85,961	798,262	330,644	531,727	NM	436,402	129,971	31,928	553,117
Total	$535,824	$11,383,792	$3,622,314	$4,844,532	NM	$2,967,446	$775,458	$684,451	$4,961,373

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

ARCH CAPITAL	180	2019 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2019
Premiums Written:
Insurance	$3,879,752	$(1,266,267)	$28,241	$2,641,726	1.1%
Reinsurance	238,229	(720,500)	2,084,994	1,602,723	130.1%
Mortgage	1,224,373	(204,509)	241,892	1,261,756	19.2%
Other	339,169	(222,019)	415,712	532,862	78.0%
Total	$5,681,523	$(2,099,893)	$2,457,437	$6,039,067	40.7%
Year Ended December 31, 2018
Premiums Written:
Insurance	$3,232,234	$(1,050,207)	$30,098	$2,212,125	1.4%
Reinsurance	213,809	(539,950)	1,698,713	1,372,572	123.8%
Mortgage	1,139,099	(202,833)	221,609	1,157,875	19.1%
Other	253,760	(130,840)	481,255	604,175	79.7%
Total	$4,838,902	$(1,614,257)	$2,122,102	$5,346,747	39.7%
Year Ended December 31, 2017
Premiums Written:
Insurance	$3,050,876	$(958,646)	$30,210	$2,122,440	1.4%
Reinsurance	152,404	(465,925)	1,487,995	1,174,474	126.7%
Mortgage	1,110,319	(256,796)	257,819	1,111,342	23.2%
Other	133,858	(47,187)	466,446	553,117	84.3%
Total	$4,447,457	$(1,407,052)	$1,920,968	$4,961,373	38.7%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	181	2019 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2019	$633,400	$13,891,842	$22,012	$4,339,549	$5,786,498	$627,738	$3,297,037	$(163,585)	$840,945	$2,383,255	$6,039,067
2018	569,574	11,853,297	21,145	3,753,636	5,231,975	563,633	3,162,818	(272,712)	805,135	2,206,164	5,346,747
2017	535,824	11,383,792	20,016	3,622,314	4,844,532	470,872	3,205,428	(237,982)	775,458	2,352,912	4,961,373

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

ARCH CAPITAL	182	2019 FORM 10-K