Form 10-Q
period 2020-06-30
ARCH CAPITAL GROUP LTD.
filed 2020-08-06
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of July 31, 2020, there were 405,972,280 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2020 SECOND QUARTER FORM 10-Q

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

•
general economic and market conditions (including inflation, interest rates, unemployment, housing prices, foreign currency exchange rates, prevailing credit terms and the depth and duration of a recession, including those resulting from COVID-19) and conditions specific to the reinsurance and insurance markets in which we operate;

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

•	the effect of climate change on our business;

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	the effect of contagious disease (including COVID-19) on our business;

•	availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

•	the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

ARCH CAPITAL	2	2020 SECOND QUARTER FORM 10-Q

•	our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;

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

ARCH CAPITAL	3	2020 SECOND QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2020 SECOND QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of June 30, 2020, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY
August 6, 2020

ARCH CAPITAL	5	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $16,733,493 and $16,598,808; net of allowance for credit losses: $5,869 at June 30, 2020)	$17,207,731	$16,894,526
Short-term investments available for sale, at fair value (amortized cost: $2,276,413 and $957,283; net of allowance for credit losses: $0 at June 30, 2020)	2,277,866	956,546
Collateral received under securities lending, at fair value (amortized cost: $473,783 and $388,366)	473,790	388,376
Equity securities, at fair value	1,257,317	838,925
Investments accounted for using the fair value option	3,520,771	3,663,477
Investments accounted for using the equity method	1,727,302	1,660,396
Total investments	26,464,777	24,402,246

Cash	854,259	726,230
Accrued investment income	102,064	117,937
Securities pledged under securities lending, at fair value (amortized cost: $460,760 and $378,738)	464,503	379,868
Premiums receivable (net of allowance for credit losses: $36,054 and $21,003)	2,203,753	1,778,717
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $13,595 and $1,364)	4,363,507	4,346,816
Contractholder receivables (net of allowance for credit losses: $6,290 and $0)	2,179,124	2,119,460
Ceded unearned premiums	1,364,603	1,234,683
Deferred acquisition costs	714,531	633,400
Receivable for securities sold	167,281	24,133
Goodwill and intangible assets	688,490	738,083
Other assets	1,632,756	1,383,788
Total assets	$41,199,648	$37,885,361

Liabilities
Reserve for losses and loss adjustment expenses	$15,044,874	$13,891,842
Unearned premiums	4,827,445	4,339,549
Reinsurance balances payable	793,467	667,072
Contractholder payables	2,185,414	2,119,460
Collateral held for insured obligations	208,449	206,698
Senior notes	2,860,733	1,871,626
Revolving credit agreement borrowings	335,587	484,287
Securities lending payable	473,783	388,366
Payable for securities purchased	275,257	87,579
Other liabilities	1,467,739	1,513,330
Total liabilities	28,472,748	25,569,809

Commitments and Contingencies
Redeemable noncontrolling interests	55,986	55,404

Shareholders' Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 577,956,232 and 574,617,195)	642	638
Additional paid-in capital	1,935,514	1,889,683
Retained earnings	11,420,686	11,021,006
Accumulated other comprehensive income (loss), net of deferred income tax	349,488	212,091
Common shares held in treasury, at cost (shares: 171,985,981 and 168,997,994)	(2,494,505)	(2,406,047)
Total shareholders' equity available to Arch	11,991,825	11,497,371
Non-redeemable noncontrolling interests	679,089	762,777
Total shareholders' equity	12,670,914	12,260,148
Total liabilities, noncontrolling interests and shareholders' equity	$41,199,648	$37,885,361

See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Net premiums written	$1,668,311	$1,444,898	$3,805,557	$2,970,157
Change in unearned premiums	(2,957)	18,829	(395,759)	(137,564)
Net premiums earned	1,665,354	1,463,727	3,409,798	2,832,593
Net investment income	131,485	155,038	276,638	311,987
Net realized gains (losses)	556,588	120,757	189,628	261,013
Other underwriting income	6,667	5,953	13,519	14,778
Equity in net income (loss) of investment funds accounted for using the equity method	(65,119)	32,536	(69,328)	79,403
Other income (loss)	(3,140)	1,129	5,408	2,212
Total revenues	2,291,835	1,779,140	3,825,663	3,501,986

Expenses
Losses and loss adjustment expenses	1,230,522	767,543	2,345,941	1,486,075
Acquisition expenses	254,789	210,089	502,072	407,937
Other operating expenses	209,249	198,914	443,793	400,077
Corporate expenses	17,920	18,251	38,716	36,213
Amortization of intangible assets	16,489	19,794	33,120	40,211
Interest expense	31,139	29,280	63,694	58,345
Net foreign exchange (gains) losses	39,211	4,952	(33,460)	1,427
Total expenses	1,799,319	1,248,823	3,393,876	2,430,285

Income (loss) before income taxes	492,516	530,317	431,787	1,071,701
Income tax expense	(26,127)	(44,472)	(54,072)	(90,358)
Net income (loss)	$466,389	$485,845	$377,715	$981,343
Net (income) loss attributable to noncontrolling interests	(167,568)	(16,891)	65,223	(63,861)
Net income (loss) available to Arch	298,821	468,954	442,938	917,482
Preferred dividends	(10,403)	(10,403)	(20,806)	(20,806)
Net income (loss) available to Arch common shareholders	$288,418	$458,551	$422,132	$896,676

Net income per common share and common share equivalent
Basic	$0.72	$1.14	$1.05	$2.24
Diluted	$0.71	$1.12	$1.03	$2.19

Weighted average common shares and common share equivalents outstanding
Basic	402,503,687	401,482,784	403,197,924	400,837,181
Diluted	408,119,681	410,899,483	411,005,591	409,755,250

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Comprehensive Income
Net income (loss)	$466,389	$485,845	$377,715	$981,343
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	492,796	222,473	435,509	448,360
Reclassification of net realized (gains) losses, included in net income (loss)	(167,391)	(55,345)	(288,620)	(65,566)
Foreign currency translation adjustments	22,251	4,267	(22,438)	9,783
Comprehensive income (loss)	814,045	657,240	502,166	1,373,920
Net (income) loss attributable to noncontrolling interests	(167,568)	(16,891)	65,223	(63,861)
Other comprehensive (income) loss attributable to noncontrolling interests	(20,111)	(2,891)	12,947	(7,030)
Comprehensive income (loss) available to Arch	$626,366	$637,458	$580,336	$1,303,029

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-cumulative preferred shares
Balance at beginning and end of period	$780,000	$780,000	$780,000	$780,000

Common shares
Balance at beginning of period	642	636	638	634
Common shares issued, net	—	2	4	4
Balance at end of period	642	638	642	638

Additional paid-in capital
Balance at beginning of period	1,921,487	1,819,605	1,889,683	1,793,781
Amortization of share-based compensation	13,160	13,607	41,210	39,515
Other changes	867	14,737	4,621	14,653
Balance at end of period	1,935,514	1,847,949	1,935,514	1,847,949

Retained earnings
Balance at beginning of period	11,132,268	9,864,424	11,021,006	9,426,299
Cumulative effect of an accounting change (1)	—	—	(22,452)	—
Balance at beginning of period, as adjusted	11,132,268	9,864,424	10,998,554	9,426,299
Net income (loss)	466,389	485,845	377,715	981,343
Net (income) loss attributable to noncontrolling interests	(167,568)	(16,891)	65,223	(63,861)
Preferred share dividends	(10,403)	(10,403)	(20,806)	(20,806)
Balance at end of period	11,420,686	10,322,975	11,420,686	10,322,975

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	21,944	38,323	212,091	(178,720)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	113,149	97,202	258,486	(114,178)
Unrealized holding gains (losses) during period, net of reclassification adjustment	325,405	167,128	146,889	382,794
Unrealized holding gains (losses) during period attributable to noncontrolling interests	(20,067)	(2,703)	13,112	(6,989)
Balance at end of period	418,487	261,627	418,487	261,627
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(91,205)	(58,879)	(46,395)	(64,542)
Foreign currency translation adjustments	22,251	4,267	(22,438)	9,783
Foreign currency translation adjustments attributable to noncontrolling interests	(45)	(188)	(166)	(41)
Balance at end of period	(68,999)	(54,800)	(68,999)	(54,800)
Balance at end of period	349,488	206,827	349,488	206,827

Common shares held in treasury, at cost
Balance at beginning of period	(2,489,097)	(2,388,392)	(2,406,047)	(2,382,167)
Shares repurchased for treasury	(5,408)	(12,645)	(88,458)	(18,870)
Balance at end of period	(2,494,505)	(2,401,037)	(2,494,505)	(2,401,037)

Total shareholders’ equity available to Arch	11,991,825	10,757,352	11,991,825	10,757,352
Non-redeemable noncontrolling interests	679,089	855,347	679,089	855,347
Total shareholders’ equity	$12,670,914	$11,612,699	$12,670,914	$11,612,699

(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2020	2019
Operating Activities
Net income (loss)	$377,715	$981,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(194,776)	(262,935)
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	125,384	(45,720)
Amortization of intangible assets	33,120	40,211
Share-based compensation	41,912	41,537
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,158,446	154,396
Unearned premiums, net of ceded unearned premiums	395,759	137,564
Premiums receivable	(463,638)	(302,050)
Deferred acquisition costs	(92,437)	(24,790)
Reinsurance balances payable	132,161	139,415
Other items, net	(192,066)	(146,447)
Net cash provided by (used for) operating activities	1,321,580	712,524
Investing Activities
Purchases of fixed maturity investments	(25,410,849)	(16,332,646)
Purchases of equity securities	(1,025,149)	(431,939)
Purchases of other investments	(501,692)	(677,063)
Proceeds from sales of fixed maturity investments	24,833,030	15,632,482
Proceeds from sales of equity securities	580,346	176,701
Proceeds from sales, redemptions and maturities of other investments	472,188	534,698
Proceeds from redemptions and maturities of fixed maturity investments	369,240	244,949
Net settlements of derivative instruments	150,471	87,701
Net (purchases) sales of short-term investments	(1,323,363)	201,520
Change in cash collateral related to securities lending	54,596	7,590
Purchases of fixed assets	(17,687)	(16,359)
Other	8,679	(174,578)
Net cash provided by (used for) investing activities	(1,810,190)	(746,944)
Financing Activities
Purchases of common shares under share repurchase program	(75,486)	(2,871)
Proceeds from common shares issued, net	(9,661)	(557)
Proceeds from borrowings	1,004,918	62,800
Repayments of borrowings	(165,000)	(27,538)
Change in cash collateral related to securities lending	(54,596)	(7,590)
Third party investment in non-redeemable noncontrolling interests	(2,867)	—
Dividends paid to redeemable noncontrolling interests	(2,540)	(8,994)
Other	(2,625)	(3,529)
Preferred dividends paid	(20,806)	(20,806)
Net cash provided by (used for) financing activities	671,337	(9,085)

Effects of exchange rate changes on foreign currency cash and restricted cash	(21,742)	1,937

Increase (decrease) in cash and restricted cash	160,985	(41,568)
Cash and restricted cash, beginning of year	903,698	724,643
Cash and restricted cash, end of period	$1,064,683	$683,075

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2020 SECOND QUARTER FORM 10-Q

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

Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Company adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements on fair value measurement as part of the disclosure framework project with the objective to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in this update allow for removal of (1) the amount and reasons for transfer between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
The Company adopted ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40).” This ASU aligns the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted this guidance prospectively. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The amendment is effective on January 4, 2021 with early adoption permitted. The Company elected to apply the amended requirements for the quarter ended March 31, 2020, and is no longer providing condensed consolidating financial information that resulted from the registered debt obligations of its subsidiaries, Arch Capital Group (U.S.) Inc. and Arch Capital Finance LLC., that were disclosed in Note 26 of the financial statements in the Company’s 2019 Form 10-K.
The Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The ASU applies a new credit loss model (current expected credit losses) for determining credit related impairments for financial instruments measured at amortized cost, including reinsurance recoverable, contractholder receivables, and premiums receivable, and requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the

ARCH CAPITAL	11	2020 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	12	2020 SECOND QUARTER FORM 10-Q

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
Recently Issued Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. The ASU also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and does not expect this guidance to have a material effect on the Company’s consolidated financial statements.
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
2.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 388.9 million common shares for an aggregate purchase price of $4.04 billion. For the six months ended June 30, 2020, Arch Capital repurchased 2.6 million shares under the share repurchase program with an aggregate purchase price of $75.5 million. Arch Capital repurchased 0.1 million shares under the share repurchase program with an aggregate purchase price of $2.9 million during the six months ended June 30, 2019. At June 30, 2020, $924.5 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. Depending upon results of operations, market conditions and the development of the economy, as well as other factors, generally Arch Capital will consider share repurchases on an opportunistic basis from time to time. During the 2020 second quarter, Arch Capital has not repurchased any shares under our share repurchase program and we do not expect to repurchase any shares for the remainder of 2020.

ARCH CAPITAL	13	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$466,389	$485,845	$377,715	$981,343
Amounts attributable to noncontrolling interests	(167,568)	(16,891)	65,223	(63,861)
Net income (loss) available to Arch	298,821	468,954	442,938	917,482
Preferred dividends	(10,403)	(10,403)	(20,806)	(20,806)
Net income (loss) available to Arch common shareholders	$288,418	$458,551	$422,132	$896,676

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	402,503,687	401,482,784	403,197,924	400,837,181
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,597,701	1,937,626	1,829,239	1,720,417
Stock options (1)	4,018,293	7,479,073	5,978,428	7,197,652
Weighted average common shares and common share equivalents outstanding — diluted	408,119,681	410,899,483	411,005,591	409,755,250

Earnings per common share:
Basic	$0.72	$1.14	$1.05	$2.24
Diluted	$0.71	$1.12	$1.03	$2.19

(1)
Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2020 second quarter and 2019 second quarter, the number of stock options excluded were 6,982,107 and 2,016,830, respectively. For the six months ended June 30, 2020 and 2019 period, the number of stock options excluded were 2,038,758 and 2,560,755, respectively.

ARCH CAPITAL	14	2020 SECOND QUARTER FORM 10-Q

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
The ‘other’ segment includes the results of Watford (see note 12). For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	15	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	June 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,030,362	$807,065	$369,144	$2,206,410	$157,927	$2,317,692
Premiums ceded	(358,101)	(241,971)	(44,044)	(643,955)	(52,071)	(649,381)
Net premiums written	672,261	565,094	325,100	1,562,455	105,856	1,668,311
Change in unearned premiums	15,648	(84,897)	40,613	(28,636)	25,679	(2,957)
Net premiums earned	687,909	480,197	365,713	1,533,819	131,535	1,665,354
Other underwriting income (loss)	—	(651)	6,450	5,799	868	6,667
Losses and loss adjustment expenses	(518,203)	(383,433)	(224,100)	(1,125,736)	(104,786)	(1,230,522)
Acquisition expenses	(107,671)	(90,522)	(34,052)	(232,245)	(22,544)	(254,789)
Other operating expenses	(118,757)	(38,716)	(37,574)	(195,047)	(14,202)	(209,249)
Underwriting income (loss)	$(56,722)	$(33,125)	$76,437	(13,410)	(9,129)	(22,539)

Net investment income				101,031	30,454	131,485
Net realized gains (losses)				385,089	171,499	556,588
Equity in net income (loss) of investment funds accounted for using the equity method				(65,119)	—	(65,119)
Other income (loss)				(3,140)	—	(3,140)
Corporate expenses (2)				(16,943)	—	(16,943)
Transaction costs and other (2)				(977)	—	(977)
Amortization of intangible assets				(16,489)	—	(16,489)
Interest expense				(25,130)	(6,009)	(31,139)
Net foreign exchange gains (losses)				(42,438)	3,227	(39,211)
Income (loss) before income taxes				302,474	190,042	492,516
Income tax (expense) benefit				(26,529)	402	(26,127)
Net income (loss)				275,945	190,444	466,389
Amounts attributable to redeemable noncontrolling interests				(934)	(1,036)	(1,970)
Amounts attributable to nonredeemable noncontrolling interests				—	(165,598)	(165,598)
Net income (loss) available to Arch				275,011	23,810	298,821
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$264,608	$23,810	$288,418

Underwriting Ratios
Loss ratio	75.3%	79.8%	61.3%	73.4%	79.7%	73.9%
Acquisition expense ratio	15.7%	18.9%	9.3%	15.1%	17.1%	15.3%
Other operating expense ratio	17.3%	8.1%	10.3%	12.7%	10.8%	12.6%
Combined ratio	108.3%	106.8%	80.9%	101.2%	107.6%	101.8%

Goodwill and intangible assets	$263,086	$2,516	$415,238	$680,840	$7,650	$688,490

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	June 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$919,925	$545,547	$364,465	$1,829,829	$161,978	$1,937,809
Premiums ceded	(292,095)	(169,457)	(42,857)	(504,301)	(42,608)	(492,911)
Net premiums written	627,830	376,090	321,608	1,325,528	119,370	1,444,898
Change in unearned premiums	(35,388)	(8,906)	31,175	(13,119)	31,948	18,829
Net premiums earned	592,442	367,184	352,783	1,312,409	151,318	1,463,727
Other underwriting income (loss)	—	1,224	4,056	5,280	673	5,953
Losses and loss adjustment expenses	(389,172)	(240,958)	(25,997)	(656,127)	(111,416)	(767,543)
Acquisition expenses	(91,094)	(56,785)	(32,654)	(180,533)	(29,556)	(210,089)
Other operating expenses	(109,523)	(33,960)	(39,819)	(183,302)	(15,612)	(198,914)
Underwriting income (loss)	$2,653	$36,705	$258,369	297,727	(4,593)	293,134

Net investment income				123,038	32,000	155,038
Net realized gains (losses)				125,063	(4,306)	120,757
Equity in net income (loss) of investment funds accounted for using the equity method				32,536	—	32,536
Other income (loss)				1,129	—	1,129
Corporate expenses (2)				(16,073)	—	(16,073)
Transaction costs and other (2)				(2,178)	—	(2,178)
Amortization of intangible assets				(19,794)	—	(19,794)
Interest expense				(23,375)	(5,905)	(29,280)
Net foreign exchange gains (losses)				(6,190)	1,238	(4,952)
Income (loss) before income taxes				511,883	18,434	530,317
Income tax (expense) benefit				(44,452)	(20)	(44,472)
Net income (loss)				467,431	18,414	485,845
Amounts attributable to redeemable noncontrolling interests				—	(4,590)	(4,590)
Amounts attributable to nonredeemable noncontrolling interests				—	(12,301)	(12,301)
Net income (loss) available to Arch				467,431	1,523	468,954
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$457,028	$1,523	$458,551

Underwriting Ratios
Loss ratio	65.7%	65.6%	7.4%	50.0%	73.6%	52.4%
Acquisition expense ratio	15.4%	15.5%	9.3%	13.8%	19.5%	14.4%
Other operating expense ratio	18.5%	9.2%	11.3%	14.0%	10.3%	13.6%
Combined ratio	99.6%	90.3%	28.0%	77.8%	103.4%	80.4%

Goodwill and intangible assets	$157,440	$—	$475,920	$633,360	$7,650	$641,010

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,238,007	$1,929,584	$738,089	$4,904,947	$392,829	$5,150,522
Premiums ceded	(736,998)	(567,310)	(88,371)	(1,391,946)	(100,273)	(1,344,965)
Net premiums written	1,501,009	1,362,274	649,718	3,513,001	292,556	3,805,557
Change in unearned premiums	(97,181)	(338,617)	61,021	(374,777)	(20,982)	(395,759)
Net premiums earned	1,403,828	1,023,657	710,739	3,138,224	271,574	3,409,798
Other underwriting income (loss)	—	1,469	11,049	12,518	1,001	13,519
Losses and loss adjustment expenses	(1,025,311)	(813,502)	(291,666)	(2,130,479)	(215,462)	(2,345,941)
Acquisition expenses	(215,008)	(170,128)	(72,588)	(457,724)	(44,348)	(502,072)
Other operating expenses	(248,406)	(84,013)	(83,470)	(415,889)	(27,904)	(443,793)
Underwriting income (loss)	$(84,897)	$(42,517)	$274,064	146,650	(15,139)	131,511

Net investment income				214,059	62,579	276,638
Net realized gains (losses)				312,980	(123,352)	189,628
Equity in net income (loss) of investment funds accounted for using the equity method				(69,328)	—	(69,328)
Other income (loss)				5,408	—	5,408
Corporate expenses (2)				(35,144)	—	(35,144)
Transaction costs and other (2)				(3,572)	—	(3,572)
Amortization of intangible assets				(33,120)	—	(33,120)
Interest expense				(50,375)	(13,319)	(63,694)
Net foreign exchange gains (losses)				20,869	12,591	33,460
Income (loss) before income taxes				508,427	(76,640)	431,787
Income tax (expense) benefit				(54,474)	402	(54,072)
Net income (loss)				453,953	(76,238)	377,715
Dividends attributable to redeemable noncontrolling interests				(991)	(2,132)	(3,123)
Amounts attributable to nonredeemable noncontrolling interests				—	68,346	68,346
Net income (loss) available to Arch				452,962	(10,024)	442,938
Preferred dividends				(20,806)	—	(20,806)
Net income (loss) available to Arch common shareholders				$432,156	$(10,024)	$422,132

Underwriting Ratios
Loss ratio	73.0%	79.5%	41.0%	67.9%	79.3%	68.8%
Acquisition expense ratio	15.3%	16.6%	10.2%	14.6%	16.3%	14.7%
Other operating expense ratio	17.7%	8.2%	11.7%	13.3%	10.3%	13.0%
Combined ratio	106.0%	104.3%	62.9%	95.8%	105.9%	96.5%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	18	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	June 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,861,879	$1,228,402	$720,515	$3,810,282	$348,667	$4,015,688
Premiums ceded	(612,717)	(401,024)	(91,655)	(1,104,882)	(83,910)	(1,045,531)
Net premiums written	1,249,162	827,378	628,860	2,705,400	264,757	2,970,157
Change in unearned premiums	(103,215)	(113,829)	46,825	(170,219)	32,655	(137,564)
Net premiums earned	1,145,947	713,549	675,685	2,535,181	297,412	2,832,593
Other underwriting income (loss)	—	5,601	7,912	13,513	1,265	14,778
Losses and loss adjustment expenses	(745,895)	(480,768)	(37,146)	(1,263,809)	(222,266)	(1,486,075)
Acquisition expenses	(173,918)	(111,111)	(64,326)	(349,355)	(58,582)	(407,937)
Other operating expenses	(222,919)	(69,664)	(79,694)	(372,277)	(27,800)	(400,077)
Underwriting income (loss)	$3,215	$57,607	$502,431	563,253	(9,971)	553,282

Net investment income				244,287	67,700	311,987
Net realized gains (losses)				236,187	24,826	261,013
Equity in net income (loss) of investment funds accounted for using the equity method				79,403	—	79,403
Other income (loss)				2,212	—	2,212
Corporate expenses (2)				(32,845)	—	(32,845)
Transaction costs and other (2)				(3,368)	—	(3,368)
Amortization of intangible assets				(40,211)	—	(40,211)
Interest expense				(46,857)	(11,488)	(58,345)
Net foreign exchange gains (losses)				(1,015)	(412)	(1,427)
Income (loss) before income taxes				1,001,046	70,655	1,071,701
Income tax (expense) benefit				(90,338)	(20)	(90,358)
Net income (loss)				910,708	70,635	981,343
Dividends attributable to redeemable noncontrolling interests				—	(9,178)	(9,178)
Amounts attributable to nonredeemable noncontrolling interests				—	(54,683)	(54,683)
Net income (loss) available to Arch				910,708	6,774	917,482
Preferred dividends				(20,806)	—	(20,806)
Net income (loss) available to Arch common shareholders				$889,902	$6,774	$896,676

Underwriting Ratios
Loss ratio	65.1%	67.4%	5.5%	49.9%	74.7%	52.5%
Acquisition expense ratio	15.2%	15.6%	9.5%	13.8%	19.7%	14.4%
Other operating expense ratio	19.5%	9.8%	11.8%	14.7%	9.3%	14.1%
Combined ratio	99.8%	92.8%	26.8%	78.4%	103.7%	81.0%

(1)
Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

(2)	Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	19	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reserve for losses and loss adjustment expenses at beginning of period	$14,309,580	$12,010,041	$13,891,842	$11,853,297
Unpaid losses and loss adjustment expenses recoverable	4,070,114	2,970,159	4,082,650	2,814,291
Net reserve for losses and loss adjustment expenses at beginning of period	10,239,466	9,039,882	9,809,192	9,039,006

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,274,589	805,728	2,409,031	1,563,692
Prior years	(44,067)	(38,185)	(63,090)	(77,617)
Total net incurred losses and loss adjustment expenses	1,230,522	767,543	2,345,941	1,486,075

Retroactive reinsurance transactions (1)	—	—	60,635	(225,500)

Net foreign exchange (gains) losses	51,157	(1,277)	(91,416)	(1,781)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(128,174)	(61,148)	(169,434)	(125,488)
Prior years	(504,254)	(539,481)	(1,066,201)	(966,793)
Total net paid losses and loss adjustment expenses	(632,428)	(600,629)	(1,235,635)	(1,092,281)

Net reserve for losses and loss adjustment expenses at end of period	10,888,717	9,205,519	10,888,717	9,205,519
Unpaid losses and loss adjustment expenses recoverable	4,156,157	3,024,797	4,156,157	3,024,797
Reserve for losses and loss adjustment expenses at end of period	$15,044,874	$12,230,316	$15,044,874	$12,230,316

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

Development on Prior Year Loss Reserves

2020 Second Quarter

During the 2020 second quarter, the Company recorded net favorable development on prior year loss reserves of $44.1 million, which consisted of $2.5 million from the insurance segment, $40.2 million from the reinsurance segment, $0.2 million from the mortgage segment and $1.1 million from the ‘other’ segment.
The insurance segment’s net favorable development of $2.5 million, or 0.4 loss ratio points, for the 2020 second quarter consisted of $19.7 million of net favorable development in short-tailed and long-tailed lines and $17.1 million of net adverse development in medium-tailed lines. Net favorable development of $11.5 million in short-tailed lines reflected $7.5 million of favorable development from property (excluding marine), primarily from the 2016 to 2019 accident years (i.e., the year in which a loss occurred) and $3.5 million of favorable development on travel and accident, primarily from the 2019 accident year. Net favorable development of $8.1 million in long-tailed lines reflected $2.4 million of favorable development in executive assurance, primarily from the 2013 accident year, and $4.9 million of favorable development related to other business, including alternative markets and excess workers’ compensation, across most accident years. Net adverse development in medium-tailed lines included $6.3 million of adverse development in professional liability, primarily from the 2009, 2016 and 2019 accident years, $6.1 million of adverse development in contract binding, across all accident years, and $4.0 million of adverse development on program business, primarily from the 2014 and 2017 accident years.

The reinsurance segment’s net favorable development of $40.2 million, or 8.4 loss ratio points, for the 2020 second quarter consisted of $46.2 million of net favorable development from short-tailed lines and net adverse development of $6.0 million from and medium-tailed and long-tailed lines. Net favorable development in short-tailed lines reflected $27.5 million of favorable development from other specialty, across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), and $18.3 million of favorable development related to property catastrophe and property other

ARCH CAPITAL	20	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

than property catastrophe business, primarily from the 2016 to 2019 underwriting years. Adverse development of $5.8 million in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2012 to 2015 underwriting years.

The mortgage segment’s net favorable development was $0.2 million, or 0.1 loss ratio points, for the 2020 second quarter.
2019 Second Quarter
During the 2019 second quarter, the Company recorded net favorable development on prior year loss reserves of $38.2 million, which consisted of $2.6 million from the insurance segment, $12.7 million from the reinsurance segment, $22.8 million from the mortgage segment and $0.1 million from the ‘other’ segment.
The insurance segment’s net favorable development of $2.6 million, or 0.4 loss ratio points, for the 2019 second quarter consisted of $8.0 million of net favorable development in short-tailed lines, $10.4 million of net adverse development in medium-tailed lines and $4.9 million of net favorable development in long-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (excluding marine) reserves across all accident years (i.e., the year in which a loss occurred). Net adverse development in medium-tailed lines primarily resulted from $15.5 million of adverse development on program business. Such amounts were partially offset by $5.1 million of net favorable development in other medium-tailed lines, including surety business and professional liability, across most accident years. Net favorable development in long-tailed lines primarily resulted from reductions in executive assurance reserves of $5.1 million, primarily from the 2008 to 2014 accident years.
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
The mortgage segment’s net favorable development was $22.8 million, or 6.5 loss ratio points, for the 2019 second quarter. The 2019 second quarter development was primarily driven by continued favorable claim rates on first lien business and subrogation recoveries on second lien business.

Six Months Ended June 30, 2020
During the six months ended June 30, 2020, the Company recorded net favorable development on prior year loss reserves of $63.1 million, which consisted of $3.6 million from the insurance segment, $51.8 million from the reinsurance segment, $6.3 million from the mortgage segment and $1.3 million from the ‘other’ segment.
The insurance segment’s net favorable development of $3.6 million, or 0.3 loss ratio points, for the 2020 period consisted of $28.7 million of net favorable development in short-tailed and long-tailed lines, partially offset by $25.1 million of net adverse development in medium-tailed lines. Net favorable development of $15.4 million in short-tailed lines reflected $9.6 million of favorable development from property (excluding marine), primarily from the 2015 to 2018 accident years and $3.1 million of favorable development in lenders products, primarily from the 2017 to 2019 accident years. Net favorable development of $13.3 million in long-tailed lines included $7.6 million of favorable development related to other business, including alternative markets and excess workers’ compensation, primarily in the 2016 and 2017 accident years. Net adverse development in medium-tailed lines reflected $19.3 million of adverse development in contract binding business, primarily in the 2016 to 2019 accident years, and $6.3 million of adverse development in program business, primarily from the 2017 and 2018 accident years.
The reinsurance segment’s net favorable development of $51.8 million, or 5.1 loss ratio points, for the 2020 period consisted of $67.4 million of net favorable development from short-tailed and medium-tailed lines, offset by $15.6 million of net adverse development from long-tailed lines. Net favorable development of $65.7 million in short-tailed lines reflected $39.3 million from other specialty lines and $21.3 million from property catastrophe, primarily from the 2015 to 2019 underwriting years. Adverse development in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2012 to 2015 underwriting years.
The mortgage segment’s net favorable development was $6.3 million, or 0.9 loss ratio points, for the 2020 period. The 2020 development was primarily driven by subrogation recoveries on second lien business and student loan business.
Six Months Ended June 30, 2019

During the six months ended June 30, 2019, the Company recorded net favorable development on prior year loss reserves of $77.6 million, which consisted of $7.0 million from the insurance segment, $11.0 million from the reinsurance segment, $59.4 million from the mortgage segment and $0.1 million from the ‘other’ segment.
The insurance segment’s net favorable development of $7.0 million, or 0.6 loss ratio points, for the 2019 period consisted

ARCH CAPITAL	21	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of $17.7 million of net favorable development in short-tailed lines and $6.6 million of net favorable development in long-tailed lines, partially offset by $17.3 million of net adverse development in medium-tailed lines. Net favorable development in short-tailed lines primarily resulted from property (excluding marine) reserves from the 2010 to 2018 accident years. Net favorable development in long-tailed lines reflected net reductions in executive assurance reserves of $5.7 million, primarily from the 2013 and 2015 accident years. Net adverse development in medium-tailed lines reflected $23.2 million of adverse development in program business, primarily from the 2018 accident year, and $9.7 million of adverse development on contract binding business, across most accident years. Such amounts were partially offset by $15.6 million of net favorable development in other medium-tailed lines, including professional liability, marine and surety business, across most accident years.
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
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	June 30, 2020
	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended
Balance at beginning of period	$2,155,204	$27,990
Cumulative effect of accounting change (1)		—
Change for provision of expected credit losses (2)		8,064
Balance at end of period	$2,203,753	$36,054

Six Months Ended
Balance at beginning of period	$1,778,717	$21,003
Cumulative effect of accounting change (1)		6,539
Change for provision of expected credit losses (2)		8,512
Balance at end of period	$2,203,753	$36,054
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.
(2) Amounts deemed uncollectible are written-off in operating expenses. For the 2020 second quarter and six months ended June 30, 2020, amounts written off totaled $1.8 million and $2.3 million, respectively.
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	June 30, 2020
	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended
Balance at beginning of period	$4,303,135	$13,700
Cumulative effect of accounting change (1)		—
Change for provision of expected credit losses		(105)
Balance at end of period	$4,363,507	$13,595

Six Months Ended
Balance at beginning of period	$4,346,816	$1,364
Cumulative effect of accounting change (1)		12,010
Change for provision of expected credit losses		221
Balance at end of period	$4,363,507	$13,595

(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.

ARCH CAPITAL	22	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2020 and December 31, 2019, approximately 63.1% and 61.2% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $4.38 billion and $4.35 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 36.7% and 38.8%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at June 30, 2020 and December 31, 2019. The largest reinsurance recoverables from any one carrier were approximately 1.8% and 1.7%, of total shareholders’ equity available to Arch at June 30, 2020 and December 31, 2019, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	June 30, 2020
	Contractholder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended
Balance at beginning of period	$2,140,724	$9,038
Cumulative effect of accounting change (1)		—
Change for provision of expected credit losses		(2,748)
Balance at end of period	$2,179,124	$6,290

Six Months Ended
Balance at beginning of period	$2,119,460	$—
Cumulative effect of accounting change (1)		6,663
Change for provision of expected credit losses		(373)
Balance at end of period	$2,179,124	$6,290
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.

ARCH CAPITAL	23	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    Investment Information

At June 30, 2020, total investable assets of $27.17 billion included $24.53 billion held by the Company and $2.64 billion attributable to Watford.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses (2)	Cost or Amortized Cost
June 30, 2020
Fixed maturities (1):
Corporate bonds	$7,143,600	$405,579	$(34,700)	$(4,116)	$6,776,837
Mortgage backed securities	610,839	12,417	(5,245)	(222)	603,889
Municipal bonds	517,089	25,222	(542)	(28)	492,437
Commercial mortgage backed securities	395,682	7,603	(8,005)	(109)	396,193
U.S. government and government agencies	5,192,991	64,502	(2,708)	—	5,131,197
Non-U.S. government securities	2,171,955	71,666	(43,928)	—	2,144,217
Asset backed securities	1,633,481	31,410	(39,421)	(1,394)	1,642,886
Total	17,665,637	618,399	(134,549)	(5,869)	17,187,656
Short-term investments	2,277,866	2,087	(634)	—	2,276,413
Total	$19,943,503	$620,486	$(135,183)	$(5,869)	$19,464,069

December 31, 2019
Fixed maturities (1):
Corporate bonds	$6,406,591	$191,889	$(12,793)		$6,227,495
Mortgage backed securities	562,309	9,669	(931)		553,571
Municipal bonds	881,926	24,628	(2,213)		859,511
Commercial mortgage backed securities	733,108	14,951	(2,330)		720,487
U.S. government and government agencies	4,916,592	36,600	(10,134)		4,890,126
Non-U.S. government securities	2,078,757	48,549	(20,330)		2,050,538
Asset backed securities	1,683,753	24,017	(4,724)		1,664,460
Total	17,263,036	350,303	(53,455)		16,966,188
Short-term investments	956,546	811	(1,548)		957,283
Total	$18,219,582	$351,114	$(55,003)		$17,923,471

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

ARCH CAPITAL	24	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2020
Fixed maturities (1):
Corporate bonds	$737,840	$(32,848)	$8,726	$(1,852)	$746,566	$(34,700)
Mortgage backed securities	150,547	(5,212)	108	(33)	150,655	(5,245)
Municipal bonds	46,969	(542)	—	—	46,969	(542)
Commercial mortgage backed securities	205,336	(7,858)	2,523	(147)	207,859	(8,005)
U.S. government and government agencies	412,319	(2,708)	—	—	412,319	(2,708)
Non-U.S. government securities	1,371,109	(43,928)	—	—	1,371,109	(43,928)
Asset backed securities	721,451	(37,069)	32,198	(2,352)	753,649	(39,421)
Total	3,645,571	(130,165)	43,555	(4,384)	3,689,126	(134,549)
Short-term investments	1,025,993	(634)	—	—	1,025,993	(634)
Total	$4,671,564	$(130,799)	$43,555	$(4,384)	$4,715,119	$(135,183)

December 31, 2019
Fixed maturities (1):
Corporate bonds	$675,131	$(12,350)	$37,671	$(443)	$712,802	$(12,793)
Mortgage backed securities	102,887	(927)	203	(4)	103,090	(931)
Municipal bonds	220,296	(2,213)	—	—	220,296	(2,213)
Commercial mortgage backed securities	147,290	(2,302)	2,683	(28)	149,973	(2,330)
U.S. government and government agencies	1,373,127	(10,089)	32,058	(45)	1,405,185	(10,134)
Non-U.S. government securities	1,224,243	(20,163)	37,610	(167)	1,261,853	(20,330)
Asset backed securities	441,522	(3,334)	48,313	(1,390)	489,835	(4,724)
Total	4,184,496	(51,378)	158,538	(2,077)	4,343,034	(53,455)
Short-term investments	95,777	(1,548)	—	—	95,777	(1,548)
Total	$4,280,273	$(52,926)	$158,538	$(2,077)	$4,438,811	$(55,003)

(1)
In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At June 30, 2020, on a lot level basis, approximately 3,730 security lots out of a total of approximately 10,540 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $1.2 million. At December 31, 2019, on a lot level basis, approximately 2,230 security lots out of a total of approximately 9,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million.

ARCH CAPITAL	25	2020 SECOND QUARTER FORM 10-Q

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

	June 30, 2020		December 31, 2019
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$344,032	$339,451	$428,659	$423,617
Due after one year through five years	9,873,345	9,645,073	10,126,403	9,996,206
Due after five years through 10 years	4,379,828	4,163,392	3,317,535	3,219,567
Due after 10 years	428,430	396,772	411,269	388,280
	15,025,635	14,544,688	14,283,866	14,027,670
Mortgage backed securities	610,839	603,889	562,309	553,571
Commercial mortgage backed securities	395,682	396,193	733,108	720,487
Asset backed securities	1,633,481	1,642,886	1,683,753	1,664,460
Total (1)	$17,665,637	$17,187,656	$17,263,036	$16,966,188

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
The Company receives collateral (shown as ‘Collateral received under securities lending, at fair value’ on the Company’s balance sheet) in the form of cash or U.S. government and government agency securities. At June 30, 2020, the fair value of the cash collateral received on securities lending was $26.6 million and the fair value of security collateral received was $447.2 million. At December 31, 2019, the fair value of the cash collateral received on securities lending was $81.2 million, and the fair value of security collateral received was $307.2 million.

ARCH CAPITAL	26	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying value of collateral held under the Company’s securities lending transactions by significant investment category and remaining contractual maturity of the underlying agreements is as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
June 30, 2020
U.S. government and government agencies	$291,730	$—	$153,552	$—	$445,282
Corporate bonds	2,336	—	—	—	2,336
Equity securities	26,165	—	—	—	26,165
Total	$320,231	$—	$153,552	$—	$473,783
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$473,783

December 31, 2019
U.S. government and government agencies	$240,332	$—	$115,973	$—	$356,305
Corporate bonds	2,570	—	—	—	2,570
Equity securities	29,491	—	—	—	29,491
Total	$272,393	$—	$115,973	$—	$388,366
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$388,366

Equity Securities, at Fair Value
At June 30, 2020, the Company held $1.26 billion of equity securities, at fair value, compared to $838.9 million at December 31, 2019. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments
The following table summarizes the Company’s other investments which are included in investments accounted for using the fair value option, by strategy:

	June 30, 2020	December 31, 2019
Term loan investments	$1,109,031	$1,326,018
Lending	579,320	602,841
Credit related funds	92,970	123,020
Energy	66,667	97,402
Investment grade fixed income	133,936	151,594
Infrastructure	48,427	61,786
Private equity	72,888	49,376
Real estate	19,251	17,279
Total	$2,122,490	$2,429,316

Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	June 30, 2020	December 31, 2019
Credit related funds	$624,382	$428,437
Equities	292,499	293,686
Real estate	249,822	246,851
Lending	137,270	202,690
Private equity	181,492	144,983
Infrastructure	141,972	235,033
Energy	99,865	108,716
Total	$1,727,302	$1,660,396

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

ARCH CAPITAL	27	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. If the investment funds are eligible to be redeemed, the time to redeem such fund can take weeks or months following the notification.
Fair Value Option
The following table summarizes the Company’s assets which are accounted for using the fair value option:

	June 30, 2020	December 31, 2019
Fixed maturities	$923,804	$754,452
Other investments	2,122,490	2,429,316
Short-term investments	384,382	377,014
Equity securities	90,095	102,695
Investments accounted for using the fair value option	$3,520,771	$3,663,477

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	June 30, 2020	December 31, 2019
Investments accounted for using the equity method (1)	1,727,302	1,660,396
Investments accounted for using the fair value option (2)	178,894	188,283
Total	$1,906,196	$1,848,679

(1)	Aggregate unfunded commitments were $1.44 billion at June 30, 2020, compared to $1.36 billion at December 31, 2019.

(2)	Aggregate unfunded commitments were $32.3 million at June 30, 2020, compared to $41.7 million at December 31, 2019.

Net Investment Income
The components of net investment income were derived from the following sources:

	June 30,
	2020	2019
Three Months Ended
Fixed maturities	$105,391	$125,018
Term loans	20,512	24,730
Equity securities	6,219	4,368
Short-term investments	3,383	3,859
Other (1)	16,460	18,523
Gross investment income	151,965	176,498
Investment expenses	(20,480)	(21,460)
Net investment income	$131,485	$155,038

Six Months Ended
Fixed maturities	$220,238	$254,817
Term loans	43,682	49,346
Equity securities	12,226	7,356
Short-term investments	8,279	8,038
Other (1)	35,866	39,719
Gross investment income	320,291	359,276
Investment expenses	(43,653)	(47,289)
Net investment income	$276,638	$311,987

(1)	Includes income distributions from investment funds and other items.

ARCH CAPITAL	28	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	June 30,
	2020	2019
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$232,153	$75,090
Gross losses on investment sales	(49,824)	(15,281)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	68,181	11,429
Other investments	178,570	(33,780)
Equity securities	6,664	6,414
Short-term investments	3,368	(1,392)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	(18,250)	(6,644)
Net unrealized gains (losses) on equity securities still held at reporting date	145,686	22,632
Allowance for credit losses:
Investments related	3,225	—
Underwriting related	(5,834)	—
Net impairment losses	—	(49)
Derivative instruments (1)	(836)	63,966
Other	(6,515)	(1,628)
Net realized gains (losses)	$556,588	$120,757

Six Months Ended
Available for sale securities:
Gross gains on investment sales	$410,353	$118,455
Gross losses on investment sales	(81,792)	(46,937)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(59,485)	42,577
Other investments	(129,230)	(15,585)
Equity securities	1,755	10,680
Short-term investments	(5,313)	(672)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	(18,789)	4,286
Net unrealized gains (losses) on equity securities still held at reporting date	(29,880)	59,768
Allowance for credit losses:
Investments related	(6,095)	—
Underwriting related	(9,104)	—
Net impairments losses	(533)	(1,358)
Derivative instruments (1)	126,353	99,837
Other	(8,612)	(10,038)
Net realized gains (losses)	$189,628	$261,013

(1)	See note 9 for information on the Company’s derivative instruments.

Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method
The Company recorded a loss of $65.1 million related to investment funds accounted for using the equity method in the 2020 second quarter, compared to income of $32.5 million for the 2019 second quarter, and a loss of $69.3 million for the six months ended June 30, 2020, compared to income of $79.4 million for the six months ended June 30, 2019. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

ARCH CAPITAL	29	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	June 30, 2020
	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Short Term Investments	Total
Three Months Ended
Balance at beginning of period	$2,654	$23	$7,232	$29	$9,938
Cumulative effect of accounting change	—	—	—	—	—
Additions for current-period provision for expected credit losses	695	44	290	(29)	1,000
Additions (reductions) for previously recognized expected credit losses	(1,304)	(25)	(2,903)	—	(4,232)
Reductions due to disposals	(319)	(14)	(504)	—	(837)
Write-offs charged against the allowance	—	—	—	—	—
Balance at end of period	$1,726	$28	$4,115	$—	$5,869

Six Months Ended
Balance at beginning of period	$—	$—	$—	$—	$—
Cumulative effect of accounting change	517	—	117	—	634
Additions for current-period provision for expected credit losses	2,841	67	7,441	—	10,349
Additions (reductions) for previously recognized expected credit losses	(1,306)	(25)	(2,924)	—	(4,255)
Reductions due to disposals	(326)	(14)	(519)	—	(859)
Write-offs charged against the allowance	—	—	—	—	—
Balance at end of period	$1,726	$28	$4,115	$—	$5,869

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
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
The following table details the value of the Company’s restricted assets:

	June 30, 2020	December 31, 2019
Assets used for collateral or guarantees:
Affiliated transactions	$4,633,689	$4,526,761
Third party agreements	2,525,173	2,278,248
Deposits with U.S. regulatory authorities	862,859	797,371
Deposits with non-U.S. regulatory authorities	189,107	119,238
Total restricted assets	$8,210,828	$7,721,618

In addition, Watford maintains secured credit facilities to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of June 30, 2020 and December 31, 2019, Watford held $1.14 billion and $1.0 billion, respectively, in pledged assets to collateralize the credit facility mentioned above.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Cash	$854,259	$726,230
Restricted cash (included in ‘other assets’)	$210,424	$177,468
Cash and restricted cash	$1,064,683	$903,698

ARCH CAPITAL	30	2020 SECOND QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at June 30, 2020.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $24.92 billion of financial assets and liabilities measured at fair value at June 30, 2020, approximately $121.1 million, or 0.5%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $22.90 billion of financial assets and liabilities measured at fair value at December 31, 2019, approximately $179.6 million, or 0.8%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	31	2020 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	32	2020 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	33	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities measured at fair value by level at June 30, 2020:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$7,143,600	$—	$7,142,743	$857
Mortgage backed securities	610,839	—	610,621	218
Municipal bonds	517,089	—	517,089	—
Commercial mortgage backed securities	395,682	—	395,682	—
U.S. government and government agencies	5,192,991	5,077,056	115,935	—
Non-U.S. government securities	2,171,955	—	2,171,955	—
Asset backed securities	1,633,481	—	1,630,249	3,232
Total	17,665,637	5,077,056	12,584,274	4,307

Short-term investments	2,277,866	2,250,377	27,489	—

Equity securities, at fair value	1,263,914	1,205,352	6,581	51,981

Derivative instruments (4)	96,909	—	96,909	—

Fair value option:
Corporate bonds	673,457	—	672,459	998
Non-U.S. government bonds	68,340	—	68,340	—
Mortgage backed securities	14,142	—	14,142	—
Municipal bonds	249	—	249	—
Commercial mortgage backed securities	1,131	—	1,131	—
Asset backed securities	165,890	—	165,890	—
U.S. government and government agencies	595	483	112	—
Short-term investments	384,382	370,286	14,096	—
Equity securities	90,096	28,507	142	61,447
Other investments	1,167,345	39,493	1,081,399	46,453
Other investments measured at net asset value (2)	955,145
Total	3,520,772	438,769	2,017,960	108,898

Total assets measured at fair value	$24,825,098	$8,971,554	$14,733,213	$165,186

Liabilities measured at fair value:
Contingent consideration liabilities	$(1,250)	$—	$—	$(1,250)
Securities sold but not yet purchased (3)	(29,289)	—	(29,289)	—
Derivative instruments (4)	(66,821)	—	(66,821)	—
Total liabilities measured at fair value	$(97,360)	$—	$(96,110)	$(1,250)

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See note 9.

ARCH CAPITAL	34	2020 SECOND QUARTER FORM 10-Q

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

(3)	Represents the Company’s obligations to deliver securities that it did not own at the time of sale. Such amounts are included in “other liabilities” on the Company’s consolidated balance sheets.

(4)	See note 9.

ARCH CAPITAL	35	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Three Months Ended June 30, 2020
Balance at beginning of period	$3,846	$1,980	$965	$54,620	$60,015	$55,632	$(7,967)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(64)	—	—	(987)	1,432	11,799	(18)
Included in other comprehensive income	(287)	(1,123)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	33	3	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(7,183)	—	(15,450)	—
Settlements	(45)	—	—	—	—	—	6,735
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Balance at end of period	$3,450	$857	$998	$46,453	$61,447	$51,981	$(1,250)

Three Months Ended June 30, 2019
Balance at beginning of period	$302	$7,567	$2,233	$62,329	$—	$—	$(68,121)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	(49)	(11,614)	—	—	(423)
Included in other comprehensive income	1	102	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	429	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(74)	—	—	—
Settlements	(13)	(456)	—	—	—	—	60,719
Transfers in and/or out of Level 3	—	—	23,919	44,632	56,145	51,212	—
Balance at end of period	$290	$7,642	$26,103	$95,273	$56,145	$51,212	$(7,825)

Six Months Ended June 30, 2020
Balance at beginning of year	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(55)	7	—	(1,014)	3,353	8,078	(72)
Included in other comprehensive income	(309)	(6,539)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	66	24	—	3,464	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(24,358)	—	(15,450)	—
Settlements	(1,402)	(1,462)	—	—	—	—	6,820
Transfers in and/or out of Level 3	—	—	—	2,984	—	—	—
Balance at end of period	$3,450	$857	$998	$46,453	$61,447	$51,981	$(1,250)

Six Months Ended June 30, 2019
Balance at beginning of year	$313	$8,141	$5,758	$62,705	$—	$—	$(66,665)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	1,757	—	(339)	(11,316)	—	—	(1,331)
Included in other comprehensive income	5	(16)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	429	—	—	—	—	—
Issuances	—	—	—	—	—	—	(548)
Sales	(1,757)	—	(3,235)	(148)	—	—	—
Settlements	(28)	(912)	—	(600)	—	—	60,719
Transfers in and/or out of Level 3	—	—	23,919	44,632	56,145	51,212	—
Balance at end of period	$290	$7,642	$26,103	$95,273	$56,145	$51,212	$(7,825)

(1)	Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

(2)	Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	36	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2020, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At June 30, 2020, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.86 billion and had a fair value of $3.49 billion. At December 31, 2019, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.87 billion and had a fair value of $2.34 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
June 30, 2020
Futures contracts (2)	$17,181	$(5,894)	$2,635,862
Foreign currency forward contracts (2)	12,366	(9,400)	1,073,432
TBAs (3)	5,973	—	5,740
Other (2)	67,362	(51,527)	3,398,053
Total	$102,882	$(66,821)

December 31, 2019
Futures contracts (2)	$10,065	$(13,722)	$4,104,559
Foreign currency forward contracts (2)	5,352	(5,327)	686,878
TBAs (3)	55,010	—	53,229
Other (2)	33,529	(20,701)	4,356,300
Total	$103,956	$(39,750)

(1)	Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.

(2)	The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’

(3)	The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at June 30, 2020 or December 31, 2019.
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
At June 30, 2020, asset derivatives and liability derivatives of $87.0 million and $60.3 million, respectively, were subject to a master netting agreement, compared to $97.8 million and $37.8 million, respectively, at December 31, 2019. The remaining derivatives included in the preceding table were not subject to a master netting agreement.
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized

ARCH CAPITAL	37	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	June 30,
hedging instruments:	2020	2019

Three Months Ended
Net realized gains (losses):
Futures contracts	$(1,607)	$66,973
Foreign currency forward contracts	3,523	(5,365)
TBAs	264	48
Other	(3,016)	2,310
Total	$(836)	$63,966

Six Months Ended
Net realized gains (losses):
Futures contracts	$94,337	$94,309
Foreign currency forward contracts	(7,347)	(19,074)
TBAs	1,009	238
Other	38,354	24,364
Total	$126,353	$99,837

10.    Commitments and Contingencies

Senior Notes
On June 30, 2020, Arch Capital completed a public offering of $1.0 billion aggregate principal amount of its 3.635% senior notes with a scheduled maturity of June 30, 2050 (the “2050 notes”). The 2050 notes are Arch Capital’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the 2050 notes are due semi-annually in arrears on June 30 and December 30, beginning on December 30, 2020, to holders of record on the preceding June 15 or December 15, as the case may be. Interest will be calculated on the basis of a 360-day year of twelve 30-day months. Subject to conditions of redemption, Arch Capital may redeem the 2050 notes at any time and from time to time prior to December 30, 2049, in whole or in part, at a redemption price equal to the “make-whole” redemption price, plus accrued and unpaid interest thereon to, but excluding, the redemption date. Arch Capital is planning to use the net proceeds for general corporate purposes.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.77 billion at June 30, 2020, compared to $1.69 billion at December 31, 2019.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $57.4 million for the six months ended June 30, 2020, consistent with $60.9 million for the 2019 period.

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
Additional information regarding the Company’s operating leases is as follows:

	June 30,
	2020	2019
Three Months Ended
Operating lease costs	$7,821	$7,244
Cash payments included in the measurement of lease liabilities reported in operating cash flows	5,844	7,685
Right-of-use assets obtained in exchange for new lease liabilities	435	4,420
Right-of-use assets (1)	119,494	134,061
Operating lease liability (1)	139,772	150,341
Weighted average discount rate	3.9%	3.9%
Weighted average remaining lease term	6.1 years	6.5 years

Six Months Ended
Operating lease costs	$15,812	$14,860
Cash payments included in the measurement of lease liabilities reported in operating cash flows	14,305	14,585
Right-of-use assets obtained in exchange for new lease liabilities	3,885	4,420
Right-of-use assets (1)	119,494	134,061
Operating lease liability (1)	139,772	150,341
Weighted average discount rate	3.9%	3.9%
Weighted average remaining lease term	6.1 years	6.5 years

(1)	The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

ARCH CAPITAL	38	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the contractual maturities of the Company's operating lease liabilities at June 30, 2020:

Years Ending December 31,
2020 (remainder)	$15,835
2021	31,475
2022	28,341
2023	23,820
2024	17,601
2025 and thereafter	40,139
Total undiscounted lease liability	$157,211
Less: present value adjustment	(17,439)
Operating lease liability	$139,772

12.	Variable Interest Entities and Noncontrolling Interests

Watford
In March 2014, the Company invested $100.0 million and acquired 2,500,000 common shares, approximately 11% of Watford’s outstanding common equity. Watford’s common shares are listed on the Nasdaq Select Global Market under the ticker symbol “WTRE”. As of June 30, 2020, the Company owns approximately 13% of Watford’s outstanding common equity.
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

The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford are reported:

	June 30,	December 31,
	2020	2019
Assets
Investments accounted for using the fair value option	$1,886,676	$1,898,091
Fixed maturities available for sale, at fair value	690,225	745,708
Equity securities, at fair value	62,443	65,338
Cash	107,653	102,437
Accrued investment income	14,364	14,025
Premiums receivable	258,178	273,657
Reinsurance recoverable on unpaid and paid losses and LAE	229,746	170,973
Ceded unearned premiums	131,919	132,577
Deferred acquisition costs	64,149	64,044
Receivable for securities sold	31,314	16,287
Goodwill and intangible assets	7,650	7,650
Other assets	63,441	60,070
Total assets of consolidated VIE	$3,547,758	$3,550,857

Liabilities
Reserve for losses and loss adjustment expenses	$1,353,049	$1,263,628
Unearned premiums	456,170	438,907
Reinsurance balances payable	72,776	77,066
Revolving credit agreement borrowings	335,587	484,287
Senior notes	172,554	172,418
Payable for securities purchased	67,272	18,180
Other liabilities (1)	261,267	171,714
Total liabilities of consolidated VIE	$2,718,675	$2,626,200

Redeemable noncontrolling interests	$52,351	$52,305

(1)	Includes certain borrowings related to investing activities.
For the six months ended June 30, 2020, Watford generated $87.3 million of cash provided by operating activities, $78.0 million of cash provided by investing activities and $153.8 million of cash used for financing activities, compared to $115.9 million of cash provided by operating activities, $135.7 million of cash used for investing activities and $25.6 million of cash provided by financing activities for the six months ended June 30, 2019.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 87% at June 30, 2020. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’

ARCH CAPITAL	39	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth activity in the non-redeemable noncontrolling interests:

	June 30,
	2020	2019
Three Months Ended
Balance, beginning of period	$492,785	$838,081
Additional paid in capital attributable to noncontrolling interests	595	2,074
Amounts attributable to noncontrolling interests	165,598	12,301
Other comprehensive income (loss) attributable to noncontrolling interests	20,111	2,891
Balance, end of period	$679,089	$855,347

Six Months Ended
Balance, beginning of year	$762,777	$791,560
Additional paid in capital attributable to noncontrolling interests	472	2,074
Repurchases attributable to non-redeemable noncontrolling interests (1)	(2,867)	—
Amounts attributable to noncontrolling interests	(68,346)	54,683
Other comprehensive income (loss) attributable to noncontrolling interests	(12,947)	7,030
Balance, end of period	$679,089	$855,347

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

The following table sets forth activity in the redeemable non-controlling interests:

	June 30,
	2020	2019
Three Months Ended
Balance, beginning of period	$55,376	$206,383
Accretion of preference share issuance costs	23	92
Other	587	—
Balance, end of period	$55,986	$206,475

Six Months Ended
Balance, beginning of year	$55,404	$206,292
Accretion of preference share issuance costs	46	183
Other	536	—
Balance, end of period	$55,986	$206,475

The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	June 30,
	2020	2019
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(165,598)	$(12,301)
Amounts attributable to redeemable noncontrolling interests	(1,970)	(4,590)
Net (income) loss attributable to noncontrolling interests	$(167,568)	$(16,891)

Six Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$68,346	$(54,683)
Amounts attributable to redeemable noncontrolling interests	(3,123)	(9,178)
Net (income) loss attributable to noncontrolling interests	$65,223	$(63,861)

ARCH CAPITAL	40	2020 SECOND QUARTER FORM 10-Q

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

		Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total
Jun 30, 2020
Bellemeade 2017-1 Ltd. (Oct-17)	$145,573	$(295)	$2,469	$2,174
Bellemeade 2018-1 Ltd. (Apr-18)	250,095	(1,244)	5,597	4,353
Bellemeade 2018-2 Ltd. (Aug-18)	272,685	(1,206)	4,210	3,004
Bellemeade 2018-3 Ltd. (Oct-18)	302,563	(1,883)	8,387	6,504
Bellemeade 2019-1 Ltd. (Mar-19)	219,256	(83)	10,251	10,168
Bellemeade 2019-2 Ltd. (Apr-19)	398,316	54	13,088	13,142
Bellemeade 2019-3 Ltd. (Jul-19)	528,084	(248)	10,649	10,401
Bellemeade 2019-4 Ltd. (Oct-19)	468,737	257	14,687	14,944
Bellemeade 2020-1 Ltd. (Jun-20) (1)	450,040	(60)	8,984	8,924
Total	$3,035,349	$(4,708)	$78,322	$73,614
Dec 31, 2019
Bellemeade 2017-1 Ltd. (Oct-17)	$216,429	$(442)	$2,794	$2,352
Bellemeade 2018-1 Ltd. (Apr-18)	328,482	(1,574)	5,757	4,183
Bellemeade 2018-2 Ltd. (Aug-18)	437,009	(877)	2,524	1,647
Bellemeade 2018-3 Ltd. (Oct-18)	426,806	(1,113)	3,937	2,824
Bellemeade 2019-1 Ltd. (Mar-19)	257,358	(226)	3,027	2,801
Bellemeade 2019-2 Ltd. (Apr-19)	525,959	(78)	2,579	2,501
Bellemeade 2019-3 Ltd. (Jul-19)	656,523	(585)	9,273	8,688
Bellemeade 2019-4 Ltd. (Oct-19)	577,267	(302)	12,193	11,891
Total	$3,425,833	$(5,197)	$42,084	$36,887

(1)  An additional $78.5 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.

ARCH CAPITAL	41	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Six Months Ended
Details About	Line Item That Includes	June 30,		June 30,
AOCI Components	Reclassification	2020	2019	2020	2019

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$182,329	$59,809	$328,561	$71,518
	Provision for credit losses	3,225		(6,095)
	Other-than-temporary impairment losses	—	(49)	(533)	(1,358)
	Total before tax	185,554	59,760	321,933	70,160
	Income tax (expense) benefit	(18,163)	(4,415)	(33,313)	(4,594)
	Net of tax	$167,391	$55,345	$288,620	$65,566

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended June 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$555,576	$62,780	$492,796
Less reclassification of net realized gains (losses) included in net income	185,554	18,163	167,391
Foreign currency translation adjustments	22,595	344	22,251
Other comprehensive income (loss)	$392,617	$44,961	$347,656

Three Months Ended June 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$248,074	$25,601	$222,473
Less reclassification of net realized gains (losses) included in net income	59,760	4,415	55,345
Foreign currency translation adjustments	4,409	142	4,267
Other comprehensive income (loss)	$192,723	$21,328	$171,395

Six Months Ended June 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$492,125	$56,616	$435,509
Less reclassification of net realized gains (losses) included in net income	321,933	33,313	288,620
Foreign currency translation adjustments	(22,829)	(391)	(22,438)
Other comprehensive income (loss)	$147,363	$22,912	$124,451

Six Months Ended June 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$503,064	$54,704	$448,360
Less reclassification of net realized gains (losses) included in net income	70,160	4,594	65,566
Foreign currency translation adjustments	10,053	270	9,783
Other comprehensive income (loss)	$442,957	$50,380	$392,577

ARCH CAPITAL	42	2020 SECOND QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an effective tax rate of 12.5% for the six months ended June 30, 2020, compared to 8.4% for the 2019 period.
The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. For interim reporting purposes, the Company has calculated its annual effective tax rate for the full year 2020 by treating excess tax benefits in the U.S. that arise from the accounting for stock based compensation as a discrete item. The impact of the discrete item resulted in a benefit of 0.5% for the six months ended June 30, 2020.
The Company had a net deferred tax asset of $9.3 million at June 30, 2020, compared to a net deferred tax liability of $53.5 million at December 31, 2019. The change is primarily a result of fluctuations in the contingency reserve. In addition, the Company paid $10.4 million and $43.5 million of income taxes for the six months ended June 30, 2020 and 2019, respectively.
15.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2020, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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
In the 2019 fourth quarter, Barbican Group Holdings Limited (“Barbican”), a wholly owned subsidiary of the Company, entered into certain reinsurance and related transactions with Premia pursuant to which Premia assumed a transfer of liability for the 2018 and prior years of account of Barbican as of July 1, 2019. Barbican recorded reinsurance recoverable on unpaid and paid losses and funds held liability of $181.9 million and $169.0 million, respectively, at June 30, 2020, compared to $177.7 million and $180.0 million, respectively, at December 31, 2019.
Certain directors and executive officers of the Company own common and preference shares of Watford. See note 12, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford.

ARCH CAPITAL	43	2020 SECOND QUARTER FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we” or “us”) is a Bermuda public limited liability company with approximately $14.7 billion in capital at June 30, 2020 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
CURRENT OUTLOOK

We continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and continue to write a portion of our overall book in catastrophe-exposed business which has the potential to increase the volatility of our operating results. From an operating perspective, the 2020 second quarter reflected the benefits of rate improvements as all three of our underwriting segments are seeing attractive opportunities to grow at acceptable rates of return.
Consequently, these rate improvements enabled us to expand writings in our property casualty segments as risk adjusted returns are increasingly achieved. We know from experience that this environment is an opportune time to significantly expand our participation into this hardening market. To support this growth, we raised an additional $1.0 billion of capital in the form of long-term senior notes at the end of the 2020 second quarter.
COVID-19 has continued to significantly impact social and economic activity in the U.S. and global markets. We are committed to the safety of our employees, including restricting travel and instituting an extensive work from home policy. These actions have helped prevent a major disruption to our clients and operations. The impact of the spread of COVID-19, a developing recession and related levels of unemployment has changed some of our outlook for 2020, but we are navigating this period with a strong capital base. The extent to which

COVID-19 impacts our business, results of operations and financial results depends on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, the speed of the anticipated recovery and governmental, business and individual reactions to the pandemic. Given the continuing evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the future effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.
For the 2020 second quarter and six months ended June 30, 2020, we recorded $173.1 million and $259.7 million, respectively, for COVID-19 losses across our property casualty segments. We continue to have limited information to accurately quantify our potential exposure to the pandemic in certain areas but have established IBNR reserves for occurrences based on policy terms and conditions including limits, sub-limits, and deductibles. These reserves were recorded across a number of lines of business, such as trade credit, travel, workers compensation and property where we have limited exposure to policies that do not contain a specific pandemic exclusion and/or explicitly afford business interruption coverage under a pandemic. Given the unusual circumstances and breadth of the pandemic, we have classified COVID-19 losses as a catastrophe.
For our U.S. primary mortgage operations, reported delinquencies were 5.14% at June 30, 2020, compared to 1.42% at March 31, 2020 and came in better than our expectations last quarter at the beginning of the COVID-19 pandemic. We believe that the mortgage insurance industry is benefiting from solid credit quality of loan originations in the years after the 2008 Great Financial Crisis, a favorable supply and demand imbalance in housing and strong and swift government intervention. As a result, we are seeing better than expected delinquency rates emerging this quarter even as delinquency rates are at elevated levels, reflecting the impact of the recession and forbearance programs under the CARES Act to borrowers experiencing a hardship during COVID-19. Forbearance allows for mortgage payments to be suspended for up to 360 days along with a suspension of foreclosures and evictions. Our current view equates to a claim rate slightly above 5% primarily as a result of forbearances on newly reported delinquencies. While this claim rate is significantly higher than rates we experienced under other catastrophic events such as forbearance programs related to hurricanes, it is also lower than what the industry experienced in the 2008 Great Financial Crisis. See “Results of Operations—Mortgage Segment” for further details on our mortgage operations.

ARCH CAPITAL	44	2020 SECOND QUARTER FORM 10-Q

Record mortgage originations fueled by low mortgage rates are creating surges in both refinancing and purchase activity. This favorable financing environment is supporting home prices which we currently estimate to be rising around 5% annually across the U.S. The early indicators for housing and mortgage insurance specifically bode well for a better outcome than we expected at the end of the 2020 first quarter. However, there remains significant uncertainty on the path of this recession and caution is warranted on predicting how this will ultimately affect our results of operations.
We expect that delinquency rates may increase progressively from the current level, as more borrowers request forbearance on their mortgage loans under the CARES Act. We expect to record loss reserves on these delinquencies, which will likely result in elevated levels of incurred losses over the coming quarters. Over time, we would expect many of these delinquencies to cure and revert back to performing loans as the economy returns to a less-stressed state. At this time, we do not have enough visibility to predictably forecast the rate at which forbearance delinquencies will be reported to us, cure or ultimately turn into claims on an annual, let alone a quarterly basis. That said, based on our current analysis which tells us that the pandemic will represent an earnings event for our mortgage segment and not a capital event, our current expectation continues to be that our pre-tax underwriting income for the entire mortgage segment will be significantly lower than in 2019. However, there is likely to be variability in underwriting income between quarters based on the timing of receipt of notice of defaults. For further discussion of the potential impacts of COVID-19, see “ITEM 1A—Risk Factors”.
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” Such programs have continued to generate business. In addition, we completed Bellemeade risk transfer in June 2020, increasing our protection for mortgage tail risk. The Bellemeade structures provide approximately $3.1 billion of aggregate reinsurance coverage as of June 30, 2020.

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
Book value per share was $27.62 at June 30, 2020, compared to $26.10 at March 31, 2020 and $24.64 at June 30, 2019. The 5.8% increase for the 2020 second quarter reflected the impact of total return on investments, partially offset by the impact of COVID-19 on underwriting results, while the 12.1% increase over the trailing twelve months reflected strong underwriting results and investment returns.
Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by the average of beginning and ending common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a non-GAAP financial measure as defined in Regulation G, represents net income available to Arch common shareholders, excluding net realized gains or losses (which includes changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings) equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and income taxes. Management uses Operating ROAE as a key measure of the return generated to common shareholders. See “Comment on Non-GAAP Financial Measures.”
Our Operating ROAE was 0.6% for the 2020 second quarter, compared to 13.1% for the 2019 second quarter, and 3.8% for six months ended June 30, 2020, compared to 12.7% for the 2019 period. The lower 2020 returns reflected the impact of COVID-19 on underwriting results and lower investment income than in the 2019 periods.
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

ARCH CAPITAL	45	2020 SECOND QUARTER FORM 10-Q

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2020 Second Quarter	3.72%	6.06%
2019 Second Quarter	2.37%	2.17%

Six Months Ended June 30, 2020	2.82%	1.23%
Six Months Ended June 30, 2019	5.14%	5.05%
Total return for the 2020 second quarter reflected a strong recovery in the capital markets which produced healthy returns across our entire portfolio. The equities markets rallied during the quarter and credit spreads tightened significantly. The total return for the six months ended June 30, 2020 outperformed our benchmark return index.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At June 30, 2020, the benchmark return index had an average credit quality of “Aa3” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.04 years.

The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-10 Year A - AAA U.S. Corporate Index	21.00%
ICE BoAML 1-5 Year U.S. Treasury Index	15.00
MSCI ACWI Net Total Return USD Index	8.60
ICE BoAML 3-5 Year Fixed Rate Asset Backed Securities Index	7.00
S&P Leveraged Loan Total Return Index	5.20
Bloomberg Barclays CMBS Invest Grade Aaa Total Return Index	5.00
ICE BoAML 1-10 Year BBB U.S. Corporate Index	4.00
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
ICE BoAML 1-5 Year U.K. Gilt Index	4.00
ICE BoAML German Government 1-10 Year Index	3.50
ICE BoAML 0-3 Month U.S. Treasury Bill Index	3.25
ICE BoAML 1-10 Year U.S. Municipal Securities Index	3.00
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-5 Year Australia Government Index	2.75
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Canada Government Index	2.00
Bloomberg Barclays Global High Yield Total Return Index	1.50
Hedge Fund Research HFRX ED Distressed Restructuring Index (Flagship Funds)	1.50
Dow Jones Global ex-US Select Real Estate Securities Total Return Net Index	0.90
FTSE Nareit All Mortgage Capped Index Total Return USD	0.90
Bloomberg Barclays CMBS: Erisa Eligible Unhedged USD	0.90
ICE BoAML 20+ Year Canada Government Index	0.50
Total	100.00%
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

ARCH CAPITAL	46	2020 SECOND QUARTER FORM 10-Q

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

ARCH CAPITAL	47	2020 SECOND QUARTER FORM 10-Q

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income available to Arch common shareholders	$288,418	$458,551	$422,132	$896,676
Net realized (gains) losses	(406,645)	(124,588)	(297,281)	(238,923)
Equity in net (income) loss of investment funds accounted for using the equity method	65,119	(32,536)	69,328	(79,403)
Net foreign exchange (gains) losses	42,032	6,054	(22,459)	1,060
Transaction costs and other	977	2,178	3,572	3,368
Income tax expense (1)	26,713	7,774	31,078	10,552
After-tax operating income available to Arch common shareholders	$16,614	$317,433	$206,370	$593,330

Beginning common shareholders’ equity	$10,587,244	$9,334,596	$10,717,371	$8,659,827
Ending common shareholders’ equity	11,211,825	9,977,352	11,211,825	9,977,352
Average common shareholders’ equity	$10,899,535	$9,655,974	$10,964,598	$9,318,590

Annualized return on average common equity %	10.6	19.0	7.7	19.2
Annualized operating return on average common equity %	0.6	13.1	3.8	12.7
(1) Income tax expense on net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	48	2020 SECOND QUARTER FORM 10-Q

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended June 30,
	2020	2019	% Change
Gross premiums written	$1,030,362	$919,925	12.0
Premiums ceded	(358,101)	(292,095)
Net premiums written	672,261	627,830	7.1
Change in unearned premiums	15,648	(35,388)
Net premiums earned	687,909	592,442	16.1
Losses and loss adjustment expenses	(518,203)	(389,172)
Acquisition expenses	(107,671)	(91,094)
Other operating expenses	(118,757)	(109,523)
Underwriting income (loss)	$(56,722)	$2,653	(2,238.0)

Underwriting Ratios			% Point Change
Loss ratio	75.3%	65.7%	9.6
Acquisition expense ratio	15.7%	15.4%	0.3
Other operating expense ratio	17.3%	18.5%	(1.2)
Combined ratio	108.3%	99.6%	8.7

	Six Months Ended June 30,
	2020	2019	% Change
Gross premiums written	$2,238,007	$1,861,879	20.2
Premiums ceded	(736,998)	(612,717)
Net premiums written	1,501,009	1,249,162	20.2
Change in unearned premiums	(97,181)	(103,215)
Net premiums earned	1,403,828	1,145,947	22.5
Losses and loss adjustment expenses	(1,025,311)	(745,895)
Acquisition expenses	(215,008)	(173,918)
Other operating expenses	(248,406)	(222,919)
Underwriting income (loss)	$(84,897)	$3,215	(2,740.7)

Underwriting Ratios			% Point Change
Loss ratio	73.0%	65.1%	7.9
Acquisition expense ratio	15.3%	15.2%	0.1
Other operating expense ratio	17.7%	19.5%	(1.8)
Combined ratio	106.0%	99.8%	6.2
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

ARCH CAPITAL	49	2020 SECOND QUARTER FORM 10-Q

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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$159,801	23.8	$103,819	16.5
Professional Lines	157,899	23.5	121,679	19.4
Programs	104,930	15.6	108,671	17.3
Construction and national accounts	57,144	8.5	60,888	9.7
Excess and surplus casualty	64,703	9.6	58,466	9.3
Travel, accident and health	27,997	4.2	76,537	12.2
Lenders products	23,690	3.5	22,373	3.6
Other	76,097	11.3	75,397	12.0
Total	$672,261	100.0	$627,830	100.0
2020 Second Quarter versus 2019 Period. Gross premiums written by the insurance segment in the 2020 second quarter were 12.0% higher than in the 2019 second quarter, while net premiums written were 7.1% higher. The higher level of net premiums written primarily reflected increases in property, energy, marine and aviation and professional lines, due in part to new business opportunities, rate increases and growth in existing accounts. Such amounts were partially offset by a decrease in travel business, primarily due to the ongoing impact of COVID-19.

	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$287,386	19.1	$174,305	14.0
Professional Lines	327,017	21.8	250,913	20.1
Programs	217,462	14.5	209,843	16.8
Construction and national accounts	173,143	11.5	156,243	12.5
Excess and surplus casualty	130,122	8.7	103,631	8.3
Travel, accident and health	154,043	10.3	164,641	13.2
Lenders products	56,982	3.8	44,788	3.6
Other	154,854	10.3	144,798	11.6
Total	$1,501,009	100.0	$1,249,162	100.0
Six Months Ended June 30, 2020 versus 2019 Period. Gross and net premiums written by the insurance segment for the six months ended June 30, 2020 were 20.2% higher than in the 2019 period. The higher level of net premiums written reflected increases in most lines of business, primarily due to new business opportunities, rate increases and growth in existing accounts. Such amounts were partially offset by a decrease in travel business, primarily due to the ongoing impact of COVID-19.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$120,781	17.6	$68,995	11.6
Professional Lines	154,812	22.5	115,667	19.5
Programs	108,464	15.8	102,687	17.3
Construction and national accounts	91,605	13.3	76,795	13.0
Excess and surplus casualty	60,966	8.9	47,858	8.1
Travel, accident and health	52,117	7.6	83,636	14.1
Lenders products	23,111	3.4	23,570	4.0
Other	76,053	11.1	73,234	12.4
Total	$687,909	100.0	$592,442	100.0

ARCH CAPITAL	50	2020 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$231,964	16.5	$128,633	11.2
Professional Lines	306,512	21.8	230,458	20.1
Programs	217,342	15.5	200,173	17.5
Construction and national accounts	191,305	13.6	152,726	13.3
Excess and surplus casualty	126,063	9.0	90,227	7.9
Travel, accident and health	129,492	9.2	155,211	13.5
Lenders products	48,454	3.5	46,802	4.1
Other	152,696	10.9	141,717	12.4
Total	$1,403,828	100.0	$1,145,947	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2020 second quarter were 16.1% higher than in the 2019 second quarter. For the six months ended June 30, 2020, net premiums earned were 22.5% higher than in the 2019 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Current year	75.7%	66.1%	73.3%	65.7%
Prior period reserve development	(0.4)%	(0.4)%	(0.3)%	(0.6)%
Loss ratio	75.3%	65.7%	73.0%	65.1%
Current Year Loss Ratio.
2020 Second Quarter versus 2019 Period. The insurance segment’s current year loss ratio in the 2020 second quarter was 9.6 points higher than in the 2019 second quarter. The 2020 second quarter loss ratio reflected 12.5 points of current year catastrophic activity, which included 11.3 points for exposure related to COVID-19, compared to 0.4 points of catastrophic activity for the 2019 second quarter.
Six Months Ended June 30, 2020 versus 2019 Period. The insurance segment’s current year loss ratio for the six months ended June 30, 2020 was 7.6 points higher than in the 2019 period. The loss ratio for the six months ended June 30, 2020 reflected 9.6 points of current year catastrophic activity, including 8.1 points for exposure related to COVID-19, compared to 0.2 points of catastrophic activity in the 2019 period. The balance of the change in the 2020 loss ratios resulted, in part, from changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $2.5 million, or 0.4 points, for the 2020 second quarter, compared to $2.6 million, or 0.4 points, for the 2019 second quarter, and $3.6 million, or 0.3 points, for the six months ended June 30, 2020, compared to $7.0 million, or 0.6 points, for the 2019 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2020 Second Quarter versus 2019 Period. The insurance segment’s underwriting expense ratio was 33.0% in the 2020 second quarter, compared to 33.9% in the 2019 second quarter, with the decrease primarily due to growth in net premiums earned.
Six Months Ended June 30, 2020 versus 2019 Period. The insurance segment’s underwriting expense ratio was 33.0% for the six months ended June 30, 2020, compared to 34.7% for the 2019 period, with the decrease primarily due to growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended June 30,
	2020	2019	% Change
Gross premiums written	$807,065	$545,547	47.9
Premiums ceded	(241,971)	(169,457)
Net premiums written	565,094	376,090	50.3
Change in unearned premiums	(84,897)	(8,906)
Net premiums earned	480,197	367,184	30.8
Other underwriting income (loss)	(651)	1,224
Losses and loss adjustment expenses	(383,433)	(240,958)
Acquisition expenses	(90,522)	(56,785)
Other operating expenses	(38,716)	(33,960)
Underwriting income	$(33,125)	$36,705	(190.2)

Underwriting Ratios			% Point Change
Loss ratio	79.8%	65.6%	14.2
Acquisition expense ratio	18.9%	15.5%	3.4
Other operating expense ratio	8.1%	9.2%	(1.1)
Combined ratio	106.8%	90.3%	16.5

ARCH CAPITAL	51	2020 SECOND QUARTER FORM 10-Q

	Six Months Ended June 30,
	2020	2019	% Change
Gross premiums written	$1,929,584	$1,228,402	57.1
Premiums ceded	(567,310)	(401,024)
Net premiums written	1,362,274	827,378	64.6
Change in unearned premiums	(338,617)	(113,829)
Net premiums earned	1,023,657	713,549	43.5
Other underwriting income	1,469	5,601
Losses and loss adjustment expenses	(813,502)	(480,768)
Acquisition expenses	(170,128)	(111,111)
Other operating expenses	(84,013)	(69,664)
Underwriting income (loss)	$(42,517)	$57,607	(173.8)

Underwriting Ratios			% Point Change
Loss ratio	79.5%	67.4%	12.1
Acquisition expense ratio	16.6%	15.6%	1.0
Other operating expense ratio	8.2%	9.8%	(1.6)
Combined ratio	104.3%	92.8%	11.5
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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$163,639	29.0	$96,050	25.5
Property catastrophe	117,676	20.8	46,594	12.4
Other specialty	117,375	20.8	129,174	34.3
Casualty	105,049	18.6	78,025	20.7
Marine and aviation	32,372	5.7	15,619	4.2
Other	28,983	5.1	10,628	2.8
Total	$565,094	100.0	$376,090	100.0
2020 Second Quarter versus 2019 Period. Gross premiums written by the reinsurance segment in the 2020 second quarter were 47.9% higher than in the 2019 second quarter, while net premiums written were 50.3% higher. The higher level of net premiums written primarily reflected increases in property lines, due in part to new business and rate increases.

	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$322,563	23.7	$198,790	24.0
Property catastrophe	206,768	15.2	49,977	6.0
Other specialty	402,327	29.5	269,651	32.6
Casualty	295,929	21.7	246,509	29.8
Marine and aviation	82,157	6.0	31,577	3.8
Other	52,530	3.9	30,874	3.7
Total	$1,362,274	100.0	$827,378	100.0
Six Months Ended June 30, 2020 versus 2019 Period. Gross premiums written by the reinsurance segment for the six months ended June 30, 2020 were 57.1% higher than in the 2019 period, while net premiums written were 64.6% higher than in the 2019 period. The increase in net premiums written reflected growth across all lines of business due to new business and rate increases. The 2020 period was affected by the presence of an $88 million loss portfolio transfer contract, written and fully earned in the period in the other specialty line of business. The growth in net premiums written also reflected increases in most lines of business, primarily due to growth in existing accounts,

ARCH CAPITAL	52	2020 SECOND QUARTER FORM 10-Q

new business, including premiums written through Barbican which was acquired in the 2019 fourth quarter, and rate increases.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$124,019	25.8	$85,479	23.3
Property catastrophe	55,226	11.5	18,537	5.0
Other specialty	123,006	25.6	136,573	37.2
Casualty	132,756	27.6	103,164	28.1
Marine and aviation	24,960	5.2	12,498	3.4
Other	20,230	4.2	10,933	3.0
Total	$480,197	100.0	$367,184	100.0

	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$236,671	23.1	$169,271	23.7
Property catastrophe	108,226	10.6	37,269	5.2
Other specialty	326,391	31.9	258,094	36.2
Casualty	267,827	26.2	194,788	27.3
Marine and aviation	49,818	4.9	23,557	3.3
Other	34,724	3.4	30,570	4.3
Total	$1,023,657	100.0	$713,549	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2020 second quarter were 30.8% higher than in the 2019 second quarter. For the six months ended June 30, 2020, net premiums earned were 43.5% higher than in the 2019 period.
Other Underwriting Income (Loss).
Other underwriting income for the 2020 second quarter was a loss of $0.7 million, compared to income of $1.2 million for the 2019 second quarter, and $1.5 million for the six months ended June 30, 2020, compared to $5.6 million for the 2019 period.

Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Current year	88.2%	69.1%	84.6%	68.9%
Prior period reserve development	(8.4)%	(3.5)%	(5.1)%	(1.5)%
Loss ratio	79.8%	65.6%	79.5%	67.4%
Current Year Loss Ratio.
2020 Second Quarter versus 2019 Period. The reinsurance segment’s current year loss ratio in the 2020 second quarter was 19.1 points higher than in the 2019 second quarter. The 2020 second quarter loss ratio reflected 26.3 points of current year catastrophic activity, including 19.8 points for exposure related to COVID-19, compared to 1.3 points of catastrophic activity in the 2019 second quarter.
Six Months Ended June 30, 2020 versus 2019 Period. The reinsurance segment’s current year loss ratio for the six months ended June 30, 2020 was 15.7 points higher than in the 2019 period. The loss ratio for the six months ended June 30, 2020 reflected 19.1 points of current year catastrophic activity, including 14.2 points for exposure related to COVID-19, compared to 1.7 points for the 2019 period. The balance of the change in the 2020 loss ratios resulted, in part, from changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $40.2 million, or 8.4 points, for the 2020 second quarter, compared to $12.7 million, or 3.5 points, for the 2019 second quarter, and $51.8 million, or 5.1 points, for the six months ended June 30, 2020, compared to $11.0 million, or 1.5 points, for the 2019 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2020 Second Quarter versus 2019 Period. The underwriting expense ratio for the reinsurance segment was 27.0% in the 2020 second quarter, compared to 24.7% in the 2019 second quarter, with the increase reflecting additional acquisition expenses resulting primarily from the favorable prior year loss reserve development in the 2020 second quarter and changes in mix of business.

ARCH CAPITAL	53	2020 SECOND QUARTER FORM 10-Q

Six Months Ended June 30, 2020 versus 2019 Period. The underwriting expense ratio for the reinsurance segment was 24.8% for the six months ended June 30, 2020, compared to 25.4% for the 2019 period, and reflected a higher level of net premiums earned for the 2020 period.
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
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended June 30,
	2020	2019	% Change
Gross premiums written	$369,144	$364,465	1.3
Premiums ceded	(44,044)	(42,857)
Net premiums written	325,100	321,608	1.1
Change in unearned premiums	40,613	31,175
Net premiums earned	365,713	352,783	3.7
Other underwriting income	6,450	4,056
Losses and loss adjustment expenses	(224,100)	(25,997)
Acquisition expenses	(34,052)	(32,654)
Other operating expenses	(37,574)	(39,819)
Underwriting income	$76,437	$258,369	(70.4)

Underwriting Ratios			% Point Change
Loss ratio	61.3%	7.4%	53.9
Acquisition expense ratio	9.3%	9.3%	—
Other operating expense ratio	10.3%	11.3%	(1.0)
Combined ratio	80.9%	28.0%	52.9

	Six Months Ended June 30,
	2020	2019	% Change
Gross premiums written	$738,089	$720,515	2.4
Premiums ceded	(88,371)	(91,655)
Net premiums written	649,718	628,860	3.3
Change in unearned premiums	61,021	46,825
Net premiums earned	710,739	675,685	5.2
Other underwriting income	11,049	7,912
Losses and loss adjustment expenses	(291,666)	(37,146)
Acquisition expenses	(72,588)	(64,326)
Other operating expenses	(83,470)	(79,694)
Underwriting income	$274,064	$502,431	(45.5)

Underwriting Ratios			% Point Change
Loss ratio	41.0%	5.5%	35.5
Acquisition expense ratio	10.2%	9.5%	0.7
Other operating expense ratio	11.7%	11.8%	(0.1)
Combined ratio	62.9%	26.8%	36.1
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$261,124	80.3	$258,774	80.5
Other	63,976	19.7	62,834	19.5
Total	$325,100	100.0	$321,608	100.0
2020 Second Quarter versus 2019 Period. Gross premiums written by the mortgage segment in the 2020 second quarter were 1.3% higher than in the 2019 second quarter, while net premiums written were 1.1% higher. The growth in net premiums written reflected an increase in GSE credit risk-sharing transactions along with a lower level of ceded premiums on U.S. primary mortgage business.

	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$525,232	80.8	$514,154	81.8
Other	124,486	19.2	114,706	18.2
Total	$649,718	100.0	$628,860	100.0
Six Months Ended June 30, 2020 versus 2019 Period. Gross premiums written by the mortgage segment for the six months ended June 30, 2020 were 2.4% higher than in the 2019 period, while net premiums written for the six months ended June 30, 2020 were 3.3% higher than in the 2019 period. The growth in net premiums written primarily reflected lower ceded premiums and an increase in monthly premium business due to growth in insurance in force. The 2019 period included $17.1

ARCH CAPITAL	54	2020 SECOND QUARTER FORM 10-Q

million due to the novation of a quota share reinsurance arrangement on international business.
The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of which the Arch MI U.S. portfolio of mortgage loans was 66.6% at June 30, 2020, reflecting the higher level of mortgage refinancing, compared to 75.7% at December 31, 2019.
Arch MI U.S. generated $24.6 billion of new insurance written (“NIW”) in the 2020 second quarter, compared to $17.2 billion in the 2019 second quarter. NIW represents the original principal balance of all loans that received coverage during the period. Monthly premium policies contributed 95.3% of NIW in the 2020 second quarter, compared to 92.9% for the 2019 second quarter.
The following tables provide details on the NIW generated by Arch MI U.S.:

(U.S. Dollars in millions)	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$24,551		$17,161

Credit quality (FICO):
>=740	$15,851	64.6	$9,862	57.5
680-739	7,781	31.7	6,139	35.8
620-679	919	3.7	1,160	6.8
Total	$24,551	100.0	$17,161	100.0

Loan-to-value (LTV):
95.01% and above	$1,948	7.9	$2,530	14.7
90.01% to 95.00%	9,403	38.3	7,497	43.7
85.01% to 90.00%	8,140	33.2	5,026	29.3
85.00% and below	5,060	20.6	2,108	12.3
Total	$24,551	100.0	$17,161	100.0

Monthly vs. single:
Monthly	$23,391	95.3	$15,935	92.9
Single	1,160	4.7	1,226	7.1
Total	$24,551	100.0	$17,161	100.0

Purchase vs. refinance:
Purchase	$14,956	60.9	$14,992	87.4
Refinance	9,595	39.1	2,169	12.6
Total	$24,551	100.0	$17,161	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.
Arch MI U.S. generated $41.3 billion of new insurance written (“NIW”) for the six months ended June 30, 2020, compared to $28.4 billion for the 2019 period. Monthly premium policies contributed 94.6% of NIW for the six months ended June 30, 2020, compared to 92.4% for the 2019 period.

(U.S. Dollars in millions)	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$41,329		$28,368

Credit quality (FICO):
>=740	$25,920	62.7	$16,212	57.1
680-739	13,568	32.8	10,180	35.9
620-679	1,841	4.5	1,976	7.0
Total	$41,329	100.0	$28,368	100.0

Loan-to-value (LTV):
95.01% and above	$3,616	8.7	$4,338	15.3
90.01% to 95.00%	16,602	40.2	12,472	44.0
85.01% to 90.00%	13,469	32.6	8,175	28.8
85.00% and below	7,642	18.5	3,383	11.9
Total	$41,329	100.0	$28,368	100.0

Monthly vs. single:
Monthly	$39,083	94.6	$26,198	92.4
Single	2,246	5.4	2,170	7.6
Total	$41,329	100.0	$28,368	100.0

Purchase vs. refinance:
Purchase	$27,255	65.9	$25,281	89.1
Refinance	14,074	34.1	3,087	10.9
Total	$41,329	100.0	$28,368	100.0

(1)	Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$304,652	83.3	$282,062	80.0
Other	61,061	16.7	70,721	20.0
Total	$365,713	100.0	$352,783	100.0
2020 Second Quarter versus 2019 Period. Net premiums earned for the 2020 second quarter were 3.7% higher than in the 2019 second quarter, primarily reflecting a higher level of single premiums earned as a result of policy terminations due to mortgage refinance activity, and to a lesser extent, the growth in insurance in force in the U.S. over the second half of 2019.

	Six Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$593,814	83.5	$556,535	82.4
Other	116,925	16.5	119,150	17.6
Total	$710,739	100.0	$675,685	100.0
Six Months Ended June 30, 2020 versus 2019 Period. Net premiums earned for the six months ended June 30, 2020 were

ARCH CAPITAL	55	2020 SECOND QUARTER FORM 10-Q

5.2% higher than in the 2019 period, primarily reflecting a higher level of single premiums earned as a result of policy terminations due to mortgage refinance activity, and to a lesser extent the growth in insurance in force in the U.S. over the second half of 2019.
Other Underwriting Income.
Other underwriting income, which is primarily related to older GSE credit risk-sharing transactions receiving derivative accounting treatment and to a lesser extent contract underwriting fees, was $6.5 million for the 2020 second quarter, compared to $4.1 million for the 2019 second quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Current year	61.4%	13.9%	41.9%	14.3%
Prior period reserve development	(0.1)%	(6.5)%	(0.9)%	(8.8)%
Loss ratio	61.3%	7.4%	41.0%	5.5%
Current Year Loss Ratio.
2020 Second Quarter versus 2019 Period. The mortgage segment’s current year loss ratio was 47.5 points higher in the 2020 second quarter than in the 2019 second quarter. Incurred losses for the 2020 second quarter reflected elevated delinquency rates due, in part, to financial stress from the COVID-19 pandemic. The percentage of loans in default on U.S. primary mortgage business was 5.14% at June 30, 2020, compared to 1.45% at June 30, 2019. For U.S. primary mortgage insurance, loss reserving under GAAP is based on reported delinquencies. Segregating estimated losses due to COVID-19 from the overall mortgage segment estimated losses would require knowledge of the number of delinquencies specifically attributable to COVID-19. As this exercise cannot be performed accurately, the Company is not reporting COVID-19 provisions separately from its overall loss provisions.
Six Months Ended June 30, 2020 versus 2019 Period. The mortgage segment’s current year loss ratio was 27.6 points higher for the six months ended June 30, 2020 than for the 2019 period.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $0.2 million, or 0.1 points, for the 2020 second quarter, compared to $22.8 million, or 6.5 points, for the 2019 second quarter, and $6.3 million, or 0.9 points, for the six months ended June 30,

2020, compared to $59.4 million, or 8.8 points, for the 2019 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2020 Second Quarter versus 2019 Period. The underwriting expense ratio for the mortgage segment was 19.6% in the 2020 second quarter, compared to 20.6% in the 2019 second quarter with the decrease primarily reflecting the higher level of net premiums earned.
Six Months Ended June 30, 2020 versus 2019 Period. The underwriting expense ratio for the mortgage segment was 21.9% for the six months ended June 30, 2020, compared to 21.3% for the 2019 period.
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
Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed maturities	$91,491	$111,335	$193,254	$221,986
Equity securities	6,023	3,494	11,653	5,740
Short-term investments	897	3,448	4,282	7,746
Other (1)	17,825	20,115	38,304	43,059
Gross investment income	116,236	138,392	247,493	278,531
Investment expenses (2)	(15,205)	(15,354)	(33,434)	(34,244)
Net investment income	$101,031	$123,038	$214,059	244,287

(1)	Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.

(2)
Investment expenses were approximately 0.28% of average invested assets for the 2020 second quarter, compared to 0.32% for the 2019 second quarter, and 0.32% for the six months ended June 30, 2020, compared to 0.35% for the 2019 period.

ARCH CAPITAL	56	2020 SECOND QUARTER FORM 10-Q

The lower level of net investment income for the 2020 period primarily related to lower yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.92% for the 2020 second quarter, compared to 2.62% for the 2019 second quarter, and 2.08% for the six months ended June 30, 2020, compared to 2.64% for the 2019 period.
Corporate Expenses.
Corporate expenses were $16.9 million for the 2020 second quarter, compared to $16.1 million for the 2019 second quarter, and $35.1 million for the six months ended June 30, 2020, compared to $32.8 million for the 2019 period. The increase in corporate expenses primarily reflected higher professional fees and other costs.
Transaction Costs and Other.
Transaction costs and other were $1.0 million for the 2020 second quarter, compared to $2.2 million for the 2019 second quarter, and $3.6 million for the six months ended June 30, 2020, compared to $3.4 million for the 2019 period. Amounts in the 2020 period are primarily related to recent acquisition activity.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2020 second quarter was $16.5 million, compared to $19.8 million for the 2019 second quarter, and $33.1 million for the six months ended June 30, 2020, compared to $40.2 million for the 2019 period. Such expenses are primarily related to the UGC acquisition and other acquisitions in late 2018 to 2019. See the consolidated financial statements contained in our 2019 Form 10-K for disclosures on our amortization pattern.
Interest Expense.
Interest expense was $25.1 million for the 2020 second quarter, compared to the $23.4 million for the 2019 second quarter and $50.4 million for the six months ended June 30, 2020, compared to $46.9 million for the 2019 period. The increase in the 2020 period reflected an increase in funds held liabilities. The second half of 2020 will reflect interest expense of $18.3 million related to the $1.0 billion of new senior notes issued on June 30, 2020.
Net Realized Gains or Losses.
We recorded net realized gains of $385.1 million for the 2020 second quarter, compared to net realized gains of $125.1 million for the 2019 second quarter, and net realized gains of $313.0 million for the six months ended June 30, 2020, compared to net realized gains of $236.2 million for the 2019 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings. See note 7, “Investment Information—Net Realized Gains (Losses),” to our consolidated financial statements for additional information. See note 7, “Investment Information—Allowance for Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded a loss of $65.1 million for equity in net income or loss related to investment funds accounted for using the equity method in the 2020 second quarter, compared to $32.5 million of income for the 2019 second quarter, and a loss of $69.3 million for the six months ended June 30, 2020, compared to $79.4 million of income for the 2019 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment funds accounted for using the equity method totaled $1.73 billion at June 30, 2020, compared to $1.66 billion at December 31, 2019. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2020 second quarter were $42.4 million, compared to net foreign exchange losses for the 2019 second quarter of $6.2 million. Net foreign exchange gains for the six months ended June 30, 2020 were $20.9 million, compared to net foreign exchange losses for the 2019 period of $1.0 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes resulted in an expense of 8.8% for the 2020 second quarter, compared to 8.7% for the 2019 second quarter and 10.7% for the six months ended June 30, 2020, compared to 9.0% for the 2019 period. Such amounts exclude the results of the ‘other’ segment. The effective tax rates for the 2020 second quarter and six months ended June 30, 2020 included a discrete income tax expense of $0.3 million and a discrete income tax benefit of $2.1 million respectively, related to share based

ARCH CAPITAL	57	2020 SECOND QUARTER FORM 10-Q

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
FINANCIAL CONDITION

Investable Assets
At June 30, 2020, total investable assets held by Arch were $24.53 billion, excluding the $2.64 billion included in the ‘other’ segment (i.e., attributable to Watford).

Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
June 30, 2020
Fixed maturities (2)	$17,391,665	70.9
Short-term investments (2)	2,292,183	9.3
Cash	746,606	3.0
Equity securities (2)	1,232,668	5.0
Other investments (2)	1,212,788	4.9
Investments accounted for using the equity method	1,727,302	7.0
Securities transactions entered into but not settled at the balance sheet date	(72,018)	(0.3)
Total investable assets held by Arch	$24,531,194	100.0

Average effective duration (in years)	3.18
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	1.85%

December 31, 2019
Fixed maturities (2)	$16,894,021	75.8
Short-term investments (2)	1,004,257	4.5
Cash	623,793	2.8
Equity securities (2)	827,842	3.7
Other investments (2)	1,336,920	6.0
Investments accounted for using the equity method	1,660,396	7.5
Securities transactions entered into but not settled at the balance sheet date	(61,553)	(0.3)
Total investable assets held by Arch	$22,285,676	100.0

Average effective duration (in years)	3.40
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.55%

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
At June 30, 2020, approximately $18.09 billion, or 73.8%, of total investable assets held by Arch were internally managed, compared to $15.80 billion, or 70.9%, at December 31, 2019.

ARCH CAPITAL	58	2020 SECOND QUARTER FORM 10-Q

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
June 30, 2020
Corporate bonds	$7,309,416	42.0
Mortgage backed securities	593,799	3.4
Municipal bonds	515,222	3.0
Commercial mortgage backed securities	396,813	2.3
U.S. government and government agencies	4,976,127	28.6
Non-U.S. government securities	2,089,171	12.0
Asset backed securities	1,511,117	8.7
Total	$17,391,665	100.0

December 31, 2019
Corporate bonds	$6,561,354	38.8
Mortgage backed securities	541,800	3.2
Municipal bonds	880,119	5.2
Commercial mortgage backed securities	734,244	4.3
U.S. government and government agencies	4,632,947	27.4
Non-U.S. government securities	1,995,813	11.8
Asset backed securities	1,547,744	9.2
Total	$16,894,021	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
June 30, 2020
U.S. government and gov’t agencies (1)	$5,566,339	32.0
AAA	3,035,513	17.5
AA	1,818,693	10.5
A	4,232,245	24.3
BBB	1,874,332	10.8
BB	406,342	2.3
B	211,638	1.2
Lower than B	51,273	0.3
Not rated	195,290	1.1
Total	$17,391,665	100.0

December 31, 2019
U.S. government and gov’t agencies (1)	$5,215,489	30.9
AAA	3,392,341	20.1
AA	2,115,828	12.5
A	3,849,458	22.8
BBB	1,495,467	8.9
BB	355,803	2.1
B	216,663	1.3
Lower than B	56,865	0.3
Not rated	196,107	1.2
Total	$16,894,021	100.0

(1)	Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
June 30, 2020
0-10%	$3,267,915	$(82,417)	74.9
10-20%	124,722	(18,954)	17.2
20-30%	14,736	(4,848)	4.4
Greater than 30%	3,900	(3,796)	3.5
Total	$3,411,273	$(110,015)	100.0

December 31, 2019
0-10%	$4,136,798	$(49,072)	95.3
10-20%	12,405	(1,796)	3.5
20-30%	830	(273)	0.5
Greater than 30%	315	(363)	0.7
Total	$4,150,348	$(51,504)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at June 30, 2020, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$295,236	A-/A2
Wells Fargo & Company	262,510	A-/A2
JPMorgan Chase & Co.	226,876	A-/A2
Apple Inc.	180,336	AA+/Aa1
Citigroup Inc.	150,811	BBB+/A3
Morgan Stanley	136,897	BBB+/A3
Comcast Corporation	115,873	A-/A3
International Business Machines Corporation	114,080	A/A2
Oracle Corporation	109,003	A/A3
The Goldman Sachs Group, Inc.	108,248	BBB+/A3
Total	$1,699,870

(1)	Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	59	2020 SECOND QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Jun 30, 2020
RMBS	$560,870	$4,515	$28,414	$593,799
CMBS	29,342	346,393	21,078	396,813
ABS	—	1,451,117	60,000	1,511,117
Total	$590,212	$1,802,025	$109,492	$2,501,729

Dec 31, 2019
RMBS	$503,929	$7,770	$30,101	$541,800
CMBS	78,612	629,424	26,208	734,244
ABS	—	1,483,449	64,295	1,547,744
Total	$582,541	$2,120,643	$120,604	$2,823,788
At June 30, 2020, our structured securities included $31.7 million par value in sub-prime securities with a fair value of $26.1 million and average credit quality ratings from S&P/Moody’s of “CCC+/Caa2,” compared to $38.3 million par value with a fair value of $30.6 million and average credit quality ratings of “CCC-/Caa3” at December 31, 2019.
The following table summarizes our equity securities, which include investments in exchange traded funds:

	June 30, 2020	December 31, 2019
Equities (1)	$450,794	$375,067
Exchange traded funds
Fixed income (2)	418,309	7,237
Equity and other (3)	363,565	445,538
Total	$1,232,668	$827,842

(1)	Primarily in consumer non-cyclical, consumer cyclical, technology, communications and financial stocks at June 30, 2020.

(2)	Primarily in MBS, corporate and municipal strategies at June 30, 2020.

(3)	Primarily in large cap stocks and foreign equities at June 30, 2020.

The following table summarizes our other investments which are included in investments accounted for using the fair value option, by strategy:

	June 30, 2020	December 31, 2019
Lending	$579,320	$602,841
Term loan investments	233,471	264,083
Energy	66,667	97,402
Credit related funds	92,970	123,020
Investment grade fixed income	133,936	151,594
Infrastructure	48,427	61,786
Private equity	38,746	18,915
Real estate	19,251	17,279
Total	$1,212,788	$1,336,920
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
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford. The board of directors of Watford establishes its investment policies and guidelines. A significant amount of Watford’s investments are accounted for using the fair value option with changes in the carrying value of such investments recorded in net realized gains or losses.

ARCH CAPITAL	60	2020 SECOND QUARTER FORM 10-Q

The following table summarizes investable assets in the ‘other’ segment:

	June 30, 2020	December 31, 2019
Investments accounted for using the fair value option:
Other investments	$909,702	$1,092,396
Fixed maturities	548,011	416,592
Short-term investments	370,065	329,303
Equity securities	58,898	59,799
Total	1,886,676	1,898,090
Fixed maturities available for sale, at fair value	649,765	706,875
Equity securities, at fair value	62,443	65,337
Cash	107,653	102,437
Securities sold but not yet purchased	(29,289)	(66,257)
Securities transactions entered into but not settled at the balance sheet date	(35,958)	(1,893)
Total investable assets included in ‘other’ segment	$2,641,290	$2,704,589
Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Premiums written:
Direct	$1,485,627	$1,373,825	$3,174,425	$2,737,331
Assumed	832,065	563,984	1,976,097	1,278,357
Ceded	(649,381)	(492,911)	(1,344,965)	(1,045,531)
Net	$1,668,311	$1,444,898	$3,805,557	$2,970,157

Premiums earned:
Direct	$1,559,222	$1,335,558	$3,105,047	$2,601,621
Assumed	746,188	574,899	1,507,262	1,108,178
Ceded	(640,056)	(446,730)	(1,202,511)	(877,206)
Net	$1,665,354	$1,463,727	$3,409,798	$2,832,593

Losses and LAE:
Direct	$1,162,958	$705,235	$2,148,041	$1,321,297
Assumed	508,108	388,237	1,053,977	726,637
Ceded	(440,544)	(325,929)	(856,077)	(561,859)
Net	$1,230,522	$767,543	$2,345,941	$1,486,075
See note 6, “Allowance for Expected Credit Losses,” to our consolidated financial statements for information about our reinsurance recoverables and related allowance for credit losses.

Bellemeade Re
We have entered into various aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the “Bellemeade Agreements”). For the respective coverage periods, we will retain the first layer of the respective aggregate losses and the special purpose reinsurance companies will provide second layer coverage up to the outstanding coverage amount. We will then retain losses in excess of the outstanding coverage limit. The aggregate excess of loss reinsurance coverage generally decreases over a ten-year period as the underlying covered mortgages amortize, unless provisional call options embedded within certain of the Bellemeade Agreements are executed or if pre-defined delinquency triggering events occur.
The following table summarizes the respective coverages and retentions at June 30, 2020:

		June 30, 2020
	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
Bellemeade 2017-1 Ltd. (1)	$368,114	$145,573	$140,110
Bellemeade 2018-1 Ltd. (2)	374,460	250,095	139,538
Bellemeade 2018-2 Ltd. (3)	653,278	272,685	319,768
Bellemeade 2018-3 Ltd. (4)	506,110	302,563	148,814
Bellemeade 2019-1 Ltd. (5)	341,790	219,256	142,145
Bellemeade 2019-2 Ltd. (6)	621,022	398,316	189,771
Bellemeade 2019-3 Ltd. (7)	700,920	528,084	201,022
Bellemeade 2019-4 Ltd. (8)	577,267	468,737	139,810
Bellemeade 2020-1 Ltd. (9)	528,540	528,540	780,853
Total	$4,671,501	$3,113,849	$2,201,831

(1)	Issued in October 2017, covering in-force policies issued between January 1, 2017 and June 30, 2017.

(2)	Issued in April 2018, covering in-force policies issued between July 1, 2017 and December 31, 2017.

(3)	Issued in August 2018, covering in-force policies issued between April 1, 2013 and December 31, 2015.

(4)	Issued in October 2018, covering in-force policies issued between January 1, 2018 and June 30, 2018.

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

(9)
Issued in June 2020, covering in-force policies issued between July 1, 2019 and December 31, 2019. $450 million was directly funded by Bellemeade 2020-1 Ltd. with an additional $78.5 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

Reserve for Losses and Loss Adjustment Expenses
We establish reserve for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving

ARCH CAPITAL	61	2020 SECOND QUARTER FORM 10-Q

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
At June 30, 2020 and December 31, 2019, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	June 30, 2020	December 31, 2019
Insurance segment:
Case reserves	$1,690,175	$1,601,627
IBNR reserves	3,679,454	3,403,051
Total net reserves	5,369,629	5,004,678
Reinsurance segment:
Case reserves	1,434,628	1,273,523
Additional case reserves	200,687	166,251
IBNR reserves	2,073,557	1,835,993
Total net reserves	3,708,872	3,275,767
Mortgage segment:
Case reserves	424,003	266,030
IBNR reserves	245,745	157,712
Total net reserves (1)	669,748	423,742
Other segment:
Case reserves	495,452	478,036
Additional case reserves	29,660	29,059
IBNR reserves	615,356	597,910
Total net reserves	1,140,468	1,105,005
Total:
Case reserves	4,044,258	3,619,216
Additional case reserves	230,347	195,310
IBNR reserves	6,614,112	5,994,666
Total net reserves	$10,888,717	$9,809,192

(1)
At June 30, 2020, total net reserves include $466.3 million from U.S. primary mortgage insurance business, of which 25.5% represents policy years 2010 and prior and the remainder from later policy years. At December 31, 2019, total net reserves include $278.7 million from U.S. primary mortgage insurance business, of which 58.2% represents policy years 2010 and prior and the remainder from later policy years.

At June 30, 2020 and December 31, 2019, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2020	December 31, 2019
Insurance segment:
Professional lines (1)	$1,385,471	$1,322,969
Construction and national accounts	1,329,230	1,248,750
Excess and surplus casualty (2)	626,937	564,254
Programs	628,216	571,926
Property, energy, marine and aviation	415,024	371,822
Travel, accident and health	120,893	109,613
Lenders products	28,434	28,233
Other (3)	835,424	787,111
Total net reserves	$5,369,629	$5,004,678

(1)	Includes professional liability, executive assurance and healthcare business.

(2)	Includes casualty and contract binding business.

(3)	Includes alternative markets, excess workers’ compensation and surety business.
At June 30, 2020 and December 31, 2019, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	June 30, 2020	December 31, 2019
Reinsurance segment:
Casualty (1)	$1,900,900	$1,796,073
Other specialty (2)	806,201	649,309
Property excluding property catastrophe	522,914	471,775
Marine and aviation	188,749	160,930
Property catastrophe	188,560	113,565
Other (3)	101,548	84,115
Total net reserves	$3,708,872	$3,275,767

(1)	Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.

(2)	Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.

(3)	Includes life, casualty clash and other.

ARCH CAPITAL	62	2020 SECOND QUARTER FORM 10-Q

Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at June 30, 2020 and December 31, 2019:

(U.S. Dollars in millions)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$276,643	65.9	$287,150	68.7
Mortgage reinsurance	27,457	6.5	26,768	6.4
Other (2)	115,803	27.6	104,346	24.9
Total	$419,903	100.0	$418,264	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$70,200	91.0	$73,388	91.9
Mortgage reinsurance	2,116	2.7	2,129	2.7
Other (2)	4,795	6.2	4,380	5.5
Total	$77,111	100.0	$79,897	100.0

(1)	Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.

(2)	Includes GSE credit risk-sharing transactions and international insurance business.

(3)
Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at June 30, 2020:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2010 and prior	$15,538	5.6	$3,555	5.1	11.62%
2011	1,350	0.5	369	0.5	3.85%
2012	5,131	1.9	1,418	2.0	3.23%
2013	10,009	3.6	2,803	4.0	3.47%
2014	11,133	4.0	3,068	4.4	3.98%
2015	20,749	7.5	5,578	7.9	3.79%
2016	34,024	12.3	8,950	12.7	5.03%
2017	35,019	12.7	9,031	12.9	5.62%
2018	39,385	14.2	9,969	14.2	6.33%
2019	63,647	23.0	15,683	22.3	4.63%
2020	40,658	14.7	9,776	13.9	1.58%
Total	$276,643	100.0	$70,200	100.0	5.14%

(1)	Represents the ending percentage of loans in default.

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2019:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2010 and prior	$17,251	6.0	$3,990	5.4	8.79%
2011	1,678	0.6	464	0.6	1.59%
2012	6,293	2.2	1,753	2.4	0.89%
2013	12,276	4.3	3,433	4.7	0.99%
2014	13,714	4.8	3,778	5.1	1.16%
2015	25,788	9.0	6,880	9.4	0.87%
2016	40,898	14.2	10,670	14.5	1.03%
2017	43,896	15.3	11,262	15.3	1.00%
2018	51,776	18.0	13,086	17.8	0.86%
2019	73,580	25.6	18,072	24.6	0.14%
Total	$287,150	100.0	$73,388	100.0	1.54%

(1)	Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at June 30, 2020 and December 31, 2019:

(U.S. Dollars in millions)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$40,297	57.4	$42,301	57.6
680-739	24,346	34.7	25,240	34.4
620-679	5,188	7.4	5,444	7.4
<620	369	0.5	403	0.5
Total	$70,200	100.0	$73,388	100.0
Weighted average FICO score	743		743

Loan-to-value (LTV):
95.01% and above	$8,859	12.6	$9,064	12.4
90.01% to 95.00%	37,830	53.9	40,136	54.7
85.01% to 90.00%	20,071	28.6	20,890	28.5
85.00% and below	3,440	4.9	3,298	4.5
Total	$70,200	100.0	$73,388	100.0
Weighted average LTV	92.9%		93.0%

Total RIF, net of external reinsurance	$57,258		$58,512

ARCH CAPITAL	63	2020 SECOND QUARTER FORM 10-Q

(U.S. Dollars in millions)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,560	7.9	$5,678	7.7
California	4,948	7.0	5,187	7.1
Florida	3,737	5.3	3,887	5.3
Georgia	2,861	4.1	2,753	3.8
Virginia	2,656	3.8	2,881	3.9
Illinois	2,643	3.8	2,616	3.6
Minnesota	2,473	3.5	2,514	3.4
North Carolina	2,459	3.5	2,470	3.4
Washington	2,291	3.3	2,474	3.4
Maryland	2,248	3.2	2,437	3.3
Others	38,324	54.6	40,491	55.2
Total	$70,200	100.0	$73,388	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Six Months Ended
	June 30,
	2020	2019
Roll-forward of insured loans in default:
Beginning delinquent number of loans	20,163	20,665
New notices	67,793	18,617
Cures	(22,205)	(18,907)
Paid claims	(1,084)	(1,614)
Ending delinquent number of loans (1)	64,667	18,761

Ending number of policies in force (1)	1,259,328	1,292,215

Delinquency rate (1)	5.14%	1.45%

Losses:
Number of claims paid	1,084	1,614
Total paid claims	$46,139	$65,519
Average per claim	$42.6	$40.6
Severity (2)	94.3%	97.0%
Average case reserve per default (in thousands)	$6.9	$16.1

(1)	Includes first lien primary and pool policies.

(2)	Represents total paid claims divided by RIF of loans for which claims were paid.
The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 10.2 to 1 at June 30, 2020, compared to 12.0 to 1 at December 31, 2019.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $11.99 billion at June 30, 2020, compared to $11.50 billion at December 31, 2019. The increase primarily reflected the impact of total return on investments, partially offset by the impact of COVID-19 on underwriting returns.

The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	June 30, 2020	December 31, 2019
Total shareholders’ equity available to Arch	$11,991,825	$11,497,371
Less preferred shareholders’ equity	780,000	780,000
Common shareholders’ equity available to Arch	$11,211,825	$10,717,371
Common shares and common share equivalents outstanding, net of treasury shares (1)	405,970,251	405,619,201
Book value per share	$27.62	$26.42

(1)	Excludes the effects of 18,017,208 and 18,853,018 stock options and 1,094,288 and 1,586,779 restricted stock units outstanding at June 30, 2020 and December 31, 2019, respectively.
LIQUIDITY

Our liquidity and capital resources were not materially impacted by COVID-19 during the second quarter of 2020. For further discussion of the risks related to our potential future impacts of COVID-19 on our liquidity and capital resources, see “ITEM 1A—Risk Factors”.

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
For the six months ended June 30, 2020, Arch Capital received dividends of $143.0 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $2.96 billion to Arch Capital during the remainder of 2020 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
We expect that our liquidity needs, including our anticipated (re)insurance obligations and operating and capital expenditure needs, for the next twelve months, will be met by funds generated from underwriting activities and investment income,

ARCH CAPITAL	64	2020 SECOND QUARTER FORM 10-Q

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

	Six Months Ended
	June 30,
	2020	2019
Total cash provided by (used for):
Operating activities	$1,234,383	$597,276
Investing activities	(1,888,221)	(611,199)
Financing activities	824,990	(35,352)
Effects of exchange rate changes on foreign currency cash	(15,384)	2,259
Increase (decrease) in cash and restricted cash	$155,768	$(47,016)
•Cash provided by operating activities for the six months ended June 30, 2020 reflected a higher level of premiums collected than in the 2019 period.
•Cash used for investing activities for the six months ended June 30, 2020 was higher than in the 2019 period, reflecting a higher level of securities purchased, and the investing of proceeds from our issuance of senior notes.
•Cash provided by financing activities for the six months ended June 30, 2020, primarily reflected the issuance of $1.0 billion of senior notes. Cash flows also reflected $75.5 million of repurchases under our share repurchase program.
CAPITAL RESOURCES

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.

The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	June 30, 2020	Dec 31, 2019
Senior notes	$2,723,180	$1,734,209

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	$450,000	$450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	11,211,825	10,717,371
Total	$11,991,825	$11,497,371

Total capital available to Arch	$14,715,005	$13,231,580

Debt to total capital (%)	18.5	13.1
Preferred to total capital (%)	5.3	5.9
Debt and preferred to total capital (%)	23.8	19.0
On June 30, 2020, Arch Capital issued $1.0 billion of 30 year senior notes. The net proceeds of the offering were contributed to Arch Re Bermuda to support our underwriting operations.
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of June 30, 2020 with an estimated PMIER sufficiency ratio of 161%, consistent with 161% at December 31, 2019.
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

ARCH CAPITAL	65	2020 SECOND QUARTER FORM 10-Q

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at June 30, 2020, excluding amounts attributable to the ‘other’ segment (i.e., Watford):

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,310
June 30, 2050	3.635%	1,000,000	988,618
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	494,887
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,006
Dec. 15, 2046 (1)	5.031%	450,000	445,359
Total		$2,750,000	$2,723,180

(1)	Fully and unconditionally guaranteed by Arch Capital.
Our senior notes were issued by Arch Capital, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) and Arch Capital Finance LLC

(“Arch Finance”). Arch-U.S. is a wholly-owned subsidiary of Arch Capital and Arch Finance is a wholly-owned finance subsidiary of Arch-U.S. Our 2034 senior notes and 2050 senior notes issued by Arch Capital are unsecured and unsubordinated obligations of Arch Capital and ranked equally with all of its existing and future unsecured and unsubordinated indebtedness. The 2043 senior notes issued by Arch-U.S. are unsecured and unsubordinated obligations of Arch-U.S. and Arch Capital and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and Arch Capital.The 2026 senior notes and 2046 senior notes issued by Arch Finance are unsecured and unsubordinated obligations of Arch Finance and Arch Capital and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch Finance and Arch Capital.
Arch-U.S. and Arch Finance depend on their available cash resources, liquid investments and dividends or other distributions from their subsidiaries or affiliates to make payments, including the payment of debt service obligations and operating expenses they may incur.

The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	June 30, 2020		December 31, 2019
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$2,857	$669,134	$42	$692,606
Cash	7,258	51,179	18,113	54,518
Investments in subsidiaries	13,268,434	4,644,981	11,786,861	4,347,806
Due from subsidiaries and affiliates	—	202,131	17	200,635
Other assets	20,488	32,940	20,461	32,187
Total assets	$13,299,037	$5,600,365	$11,825,494	$5,327,752

Liabilities
Senior notes	1,285,928	494,887	297,254	494,831
Due to subsidiaries and affiliates	136	536,747	—	536,805
Other liabilities	21,148	30,875	30,869	33,267
Total liabilities	1,307,212	1,062,509	328,123	1,064,903

Shareholders' Equity
Total shareholders' equity available to Arch	11,991,825	4,537,856	11,497,371	4,262,849
Total shareholders' equity	11,991,825	4,537,856	11,497,371	4,262,849

Total liabilities and shareholders' equity	$13,299,037	$5,600,365	$11,825,494	$5,327,752

ARCH CAPITAL	66	2020 SECOND QUARTER FORM 10-Q

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.

Revenues
Net investment income	$53	$8,621	$212	$14,270
Net realized gains (losses)	—	(8,154)	—	25,313
Equity in net income (loss) of investments accounted for using the equity method	—	(2,902)	—	779
Other income (loss)	(207)	—	(762)	—
Total revenues	(154)	(2,435)	(550)	40,362

Expenses
Corporate expenses	32,369	4,094	62,701	7,221
Interest expense	11,080	23,733	22,154	47,951
Net foreign exchange (gains) losses	3	—	1	—
Total expenses	43,452	27,827	84,856	55,172

Income (loss) before income taxes	(43,606)	(30,262)	(85,406)	(14,810)
Income tax (expense) benefit	—	6,525	—	3,696
Income (loss) before equity in net income of subsidiaries	(43,606)	(23,737)	(85,406)	(11,114)
Equity in net income of subsidiaries	486,544	201,426	1,721,725	564,657
Net income available to Arch	442,938	177,689	1,636,319	553,543
Preferred dividends	(20,806)	—	(41,612)	—
Net income available to Arch common shareholders	$422,132	$177,689	$1,594,707	$553,543

ARCH CAPITAL	67	2020 SECOND QUARTER FORM 10-Q

SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the six months ended June 30, 2020, Arch Capital repurchased 2.6 million shares under the share repurchase program with an aggregate purchase price of $75.5 million. Since the inception of the share repurchase program through June 30, 2020, Arch Capital has repurchased 388.9 million common shares for an aggregate purchase price of $4.04 billion. At June 30, 2020, approximately $924.5 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. Depending upon results of operations, market conditions and the development of the economy, as well as other factors, generally we will consider share repurchases on an opportunistic basis from time to time. During the 2020 second quarter, we have not repurchased any shares under our share repurchase program and we do not expect to repurchase any shares for the remainder of 2020.
CATASTROPHIC EVENTS AND SEVERE ECONOMIC EVENTS

We have large aggregate exposures to natural and man-made catastrophic events, pandemic events like COVID-19 and severe economic events. Natural catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. Man-made catastrophic events may include acts of war, acts of terrorism and political instability. Catastrophes can also cause losses in non-property business such as mortgage insurance, workers’ compensation or general liability. In addition to the nature of property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration, tend to generally increase the size of losses from catastrophic events over time.
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

Based on in-force exposure estimated as of July 1, 2020, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $832 million, followed by windstorms affecting Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $658 and $621 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of July 1, 2020, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 58% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
Effective July 1, 2020, our insurance operations had in effect a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $243 million in excess of various retentions per occurrence.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of July 1, 2020, our modeled RDS loss was approximately 8% of tangible shareholders’ equity available to Arch.
Net probable maximum loss estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. RDS loss estimates are net of expected reinsurance recoveries and before income tax. Catastrophe loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our catastrophe loss estimates include clash estimates from other zones. Our catastrophe loss estimates and RDS loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 25% of our tangible

ARCH CAPITAL	68	2020 SECOND QUARTER FORM 10-Q

shareholders’ equity from one or more catastrophic events or severe economic events due to several factors. These factors include the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders' equity exposed to a single catastrophic event or severe economic event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. See “Risk Factors—Risks Relating to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Catastrophic Events and Severe Economic Events” in our 2019 Form 10-K, updated where applicable in “ITEM 1A—Risk Factors”
OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K.
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of June 30, 2020. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford in the following analyses as we do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at June 30, 2020 that affect the quantitative and qualitative disclosures presented in our 2019 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Sensitive Instruments and Risk Management”) were as follows:
Investment Market Risk
Fixed Income Securities. We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the fair value of our fixed maturities, fixed maturities pledged under securities lending agreements, short-term investments and certain of our other investments, equity securities and investment funds accounted for using the equity method which invest in fixed income securities (collectively, “Fixed Income Securities”) and the corresponding change in unrealized appreciation. As interest rates rise, the fair value of our Fixed Income Securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, at times interest rate movements in certain credit sectors exhibit a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
June 30, 2020
Total fair value	$23.71	$23.34	$22.97	$22.60	$22.24
Change from base	3.2%	1.6%		(1.6)%	(3.2)%
Change in unrealized value	$0.74	$0.37		$(0.37)	$(0.74)

Dec 31, 2019
Total fair value	$21.54	$21.19	$20.83	$20.48	$20.13
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$0.71	$0.35		$(0.35)	$(0.71)
In addition, we consider the effect of credit spread movements on the market value of our Fixed Income Securities and the corresponding change in unrealized value. As credit spreads widen, the fair value of our Fixed Income Securities falls, and the converse is also true. In periods where the spreads on our Fixed Income Securities are much higher than their historical average due to short-term market dislocations, a parallel shift in credit spread levels would result in a much more pronounced change in unrealized value.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
June 30, 2020
Total fair value	$23.73	$23.34	$22.97	$22.60	$22.21
Change from base	3.3%	1.6%		(1.6)%	(3.3)%
Change in unrealized value	$0.76	$0.37		$(0.37)	$(0.76)

Dec 31, 2019
Total fair value	$21.19	$21.02	$20.83	$20.65	$20.48
Change from base	1.7%	0.9%		(0.9)%	(1.7)%
Change in unrealized value	$0.35	$0.19		$(0.19)	$(0.35)

ARCH CAPITAL	69	2020 SECOND QUARTER FORM 10-Q

Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of June 30, 2020, our portfolio’s VaR was estimated to be 10.1% compared to an estimated 3.19% at December 31, 2019. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At June 30, 2020 and December 31, 2019, the fair value of our investments in equity securities (excluding securities included in Fixed Income Securities above) totaled $814.4 million and $827.8 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $81.4 million and $82.8 million at June 30, 2020 and December 31, 2019, respectively, and would have decreased book value per share by approximately $0.20 and $0.20, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $81.4 million and $82.8 million at June 30, 2020 and December 31, 2019, respectively, and would have increased book value per share by approximately $0.20 and $0.20, respectively.
Investment-Related Derivatives. At June 30, 2020, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $5.66 billion, compared to $8.04 billion at December 31, 2019. If the underlying exposure of each investment-related derivative held at June 30, 2020 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $56.6 million, and a decrease in book value per share of approximately $0.14 per share, compared to $80.4 million and $0.20 per share, respectively, on investment-related derivatives held at December 31, 2019. If the underlying exposure of each investment-related derivative held at June 30, 2020 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $56.6 million, and an increase in book value per share of approximately $0.14 per share, compared to $80.4 million and $0.20 per share, respectively, on investment-

related derivatives held at December 31, 2019. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(399,022)	$265,501
Shareholders’ equity denominated in foreign currencies (1)	752,257	744,690
Net foreign currency forward contracts outstanding (2)	125,858	81,731
Net exposures denominated in foreign currencies	$479,093	$1,091,922

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(47,909)	$(109,192)
Book value per share	$(0.12)	$(0.27)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$47,909	$109,192
Book value per share	$0.12	$0.27

(1)	Represents capital contributions held in the foreign currencies of our operating units.

(2)	Represents the net notional value of outstanding foreign currency forward contracts.
Although we generally attempt to match the currency of our projected liabilities with investments in the same currencies, from time to time we may elect to over or underweight one or more currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity. Historical observations indicate a low

ARCH CAPITAL	70	2020 SECOND QUARTER FORM 10-Q

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
OTHER FINANCIAL INFORMATION

The consolidated financial statements as of June 30, 2020 and for the three month and six month periods ended June 30, 2020 and 2019 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

ARCH CAPITAL	71	2020 SECOND QUARTER FORM 10-Q

Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19. We are continually monitoring and assessing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2020, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

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

ARCH CAPITAL	72	2020 SECOND QUARTER FORM 10-Q

the end of the reporting period. Accordingly, the adverse impact of any disruptions in global financial markets on equity method income from these investments would likely not be reflected in our current quarter results and would instead be reported in the subsequent quarter. Further disruptions in global financial markets could adversely impact our net investment income in future periods from its non-fixed income investment portfolio. For further discussion of the risks related to our investment portfolio see “We may be adversely affected by changes in economic conditions, including interest rate changes” and “The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position” included in “Part I—Item 1A—Risk Factors” in our 2019 Form 10-K.
Governmental, regulatory and rating actions in response to the COVID-19 pandemic may adversely affect our financial performance and our ability to conduct our businesses as we have in the past.

Federal, state and local government actions in the U.S. and other countries where we do business to address and mitigate the impact of COVID-19 may adversely affect us. For example, we are potentially subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. Some state regulators have issued orders to review insurers’ rates to determine whether premium refunds are required, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.
We expect the pandemic to result in a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of entering mortgage forbearance programs that allow borrowers to defer mortgage payments, which may impact our eligible insurers’ ability to remain compliant with the Private Mortgage Insurers Eligibility

Requirements (“PMIERs”) financial requirements. On March 18, 2020, the Federal Housing Finance Agency (“FHFA”) directed Fannie Mae and Freddie Mac (the “GSEs”), the primary purchasers of mortgages insured by the Company, to suspend foreclosures and evictions for at least 60 days and to provide payment forbearance to borrowers impacted by COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted. The CARES Act suspends foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs. In addition, the CARES Act provides for payment forbearance for up to 360 days to borrowers experiencing a hardship during the COVID-19 emergency. On June 17, 2020, FHFA directed Fannie Mae and Freddie Mac to extend the suspension of eviction and foreclosure-related activities through at least August 31, 2020.
Consistent with the CARES Act, the GSEs will provide a forbearance plan to any borrower who requests a forbearance with an attestation of the financial hardship caused by the COVID-19 emergency; and no additional documentation other than the borrower’s attestation to a financial hardship caused by the COVID-19 emergency is required. It is unclear how many borrowers will obtain forbearance plans, the length of assistance borrowers will require, and whether borrowers will be able to resume their mortgage payments thereafter. Increases in unemployment as well as borrowers entering into forbearance plans will result in higher notices of delinquency (“NODs”) which may have an adverse impact on our results or operations. In addition, as a result of COVID-19-related relief programs, the defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time, potentially resulting in higher frequency (claim rate) and severity (amount of the claim) for those loans that ultimately result in a claim. Accordingly, extended or extensive forbearance programs and other changes in regulations or laws may adversely impact our mortgage insurance segment.
When a borrower obtains a forbearance plan and does not make their mortgage payment for two consecutive months, the servicer will report the NOD with a special code that indicates the loan is subject to a COVID-19 related forbearance plan. Under PMIERs, eligible insurers are required to hold additional risk-based required assets for delinquent mortgages. However, this amount is reduced for mortgages backed by a property located in a FEMA Declared Major Disaster Area that are either 1) subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance, or 2) has an initial default date occurring up to either (i) 30 days prior to or (ii) 90 days following the Major Disaster event. FEMA has issued Major Disaster Area declarations in all states related to COVID-19, noting the incident date as January 20, 2020. On June 30, 2020, the GSEs published guidance clarifying the applicability of the reduced delinquent loan charges on loans with their first missed payments occurring between March 1, 2020 and December 31, 2020 in response to

ARCH CAPITAL	73	2020 SECOND QUARTER FORM 10-Q

a hardship related to Covid-19. Additionally, through March 31, 2021, the GSEs have temporarily required eligible insurers to obtain prior approval of dividends or entering into any new arrangements or altering any existing arrangements under tax sharing and intercompany expense-sharing agreements. The Company is reliant on the accurate reporting of servicers to correctly identify which NODs are subject to COVID-19 related forbearance plans and, the reduced delinquent loan charge. In addition, the rating agencies continually review the financial strength ratings assigned to the Company and its subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to the Company and its subsidiaries.
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

ARCH CAPITAL	74	2020 SECOND QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2020 second quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
4/1/2020 - 4/30/2020	11,043	$26.51	—	$924,514
5/1/2020 - 5/31/2020	190,321	25.55	—	$924,514
6/1/2020 - 6/30/2020	7,685	32.82	—	$924,514
Total	209,049	$25.87	—

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

(2)
Remaining amount available at June 30, 2020 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2021.

ARCH CAPITAL	75	2020 SECOND QUARTER FORM 10-Q

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2020 second quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.
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
Certain of our non-U.S. subsidiaries underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2020, there has been no material amount of premium allocated or apportioned to activities relating to Iran, and we are unable to attribute gross revenues or net profits from any such policies because they insure multiple voyages and fleets containing multiple ships. Such non-U.S. subsidiaries will continue to provide such coverage only to the extent permitted by applicable law.

ARCH CAPITAL	76	2020 SECOND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	77	2020 SECOND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: August 6, 2020	Marc Grandisson
President and Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: August 6, 2020	François Morin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ARCH CAPITAL	78	2020 SECOND QUARTER FORM 10-Q