Form 10-Q
period 2020-09-30
ARCH CAPITAL GROUP LTD.
filed 2020-11-05
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of October 30, 2020, there were 406,026,570 common shares, $0.0011 par value per share, of the registrant outstanding.

ARCH CAPITAL GROUP LTD.

ARCH CAPITAL	1	2020 THIRD QUARTER FORM 10-Q

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), and include:
•our ability to successfully implement our business strategy during “soft” as well as “hard” markets;
•acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and our insureds and reinsureds;
•our ability to consummate acquisitions and integrate the business we have acquired or may acquire into our existing operations;
•our ability to maintain or improve our ratings, which may be affected by our ability to raise additional equity or debt financings, by ratings agencies’ existing or new policies and practices, as well as other factors described herein;
•general economic and market conditions (including inflation, interest rates, unemployment, housing prices, foreign currency exchange rates, prevailing credit terms and the depth and duration of a recession, including those resulting from COVID-19) and conditions specific to the reinsurance and insurance markets in which we operate;
•competition, including increased competition, on the basis of pricing, capacity (including alternative sources of capital), coverage terms, or other factors;
•developments in the world’s financial and capital markets and our access to such markets;
•our ability to successfully enhance, integrate and maintain operating procedures (including information technology) to effectively support our current and new business;
•the loss of key personnel;
•accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation, and any determination to use the deposit method of accounting;
•greater than expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;
•severity and/or frequency of losses;
•claims for natural or man-made catastrophic events or severe economic events in our insurance, reinsurance and mortgage businesses could cause large losses and substantial volatility in our results of operations;
•the effect of climate change on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;
•the effect of contagious disease (including COVID-19) on our business;
•availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;
•the failure of reinsurers, managing general agents, third party administrators or others to meet their obligations to us;
•the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

ARCH CAPITAL	2	2020 THIRD QUARTER FORM 10-Q

•our investment performance, including legislative or regulatory developments that may adversely affect the fair value of our investments;
•changes in general economic conditions, including sovereign debt concerns or downgrades of U.S. securities by credit rating agencies, which could affect our business, financial condition and results of operations;
•changes in the method for determining the London Inter-bank Offered Rate (“LIBOR”) and the potential replacement of LIBOR;
•the volatility of our shareholders’ equity from foreign currency fluctuations, which could increase due to us not matching portions of our projected liabilities in foreign currencies with investments in the same currencies;
•changes in accounting principles or policies or in our application of such accounting principles or policies;
•changes in the political environment of certain countries in which we operate or underwrite business;
•a disruption caused by cyber-attacks or other technology breaches or failures on us or our business partners and service providers, which could negatively impact our business and/or expose us to litigation;
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the Tax Cuts and Jobs Act of 2017; and
•the other matters set forth under Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2019, “ITEM 1A—Risk Factors” of this Form 10-Q as well as the other factors set forth in our other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

ARCH CAPITAL	3	2020 THIRD QUARTER FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCH CAPITAL	4	2020 THIRD QUARTER FORM 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of September 30, 2020, and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
November 5, 2020

ARCH CAPITAL	5	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $17,955,515 and $16,598,808; net of allowance for credit losses: $3,933 at September 30, 2020)	$18,452,888	$16,894,526
Short-term investments available for sale, at fair value (amortized cost: $2,038,244 and $957,283; net of allowance for credit losses: $0 at September 30, 2020)	2,039,097	956,546
Collateral received under securities lending, at fair value (amortized cost: $64,251 and $388,366)	64,259	388,376
Equity securities, at fair value	1,502,015	838,925
Investments accounted for using the fair value option	3,749,575	3,663,477
Investments accounted for using the equity method	1,883,702	1,660,396
Total investments	27,691,536	24,402,246

Cash	976,398	726,230
Accrued investment income	106,940	117,937
Securities pledged under securities lending, at fair value (amortized cost: $62,662 and $378,738)	62,749	379,868
Premiums receivable (net of allowance for credit losses: $37,100 and $21,003)	2,225,311	1,778,717
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $13,994 and $1,364)	4,621,937	4,346,816
Contractholder receivables (net of allowance for credit losses: $5,902 and $0)	2,185,614	2,119,460
Ceded unearned premiums	1,450,200	1,234,683
Deferred acquisition costs	750,901	633,400
Receivable for securities sold	158,674	24,133
Goodwill and intangible assets	713,777	738,083
Other assets	1,771,998	1,383,788
Total assets	$42,716,035	$37,885,361

Liabilities
Reserve for losses and loss adjustment expenses	$15,900,526	$13,891,842
Unearned premiums	5,062,052	4,339,549
Reinsurance balances payable	873,067	667,072
Contractholder payables	2,191,515	2,119,460
Collateral held for insured obligations	221,957	206,698
Senior notes	2,860,811	1,871,626
Revolving credit agreement borrowings	210,687	484,287
Securities lending payable	64,251	388,366
Payable for securities purchased	382,236	87,579
Other liabilities	1,681,181	1,513,330
Total liabilities	29,448,283	25,569,809

Commitments and Contingencies
Redeemable noncontrolling interests	57,835	55,404

Shareholders' Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 578,024,671 and 574,617,195)	642	638
Additional paid-in capital	1,950,782	1,889,683
Retained earnings	11,829,322	11,021,006
Accumulated other comprehensive income (loss), net of deferred income tax	386,357	212,091
Common shares held in treasury, at cost (shares: 172,005,713 and 168,997,994)	(2,495,106)	(2,406,047)
Total shareholders' equity available to Arch	12,451,997	11,497,371
Non-redeemable noncontrolling interests	757,920	762,777
Total shareholders' equity	13,209,917	12,260,148
Total liabilities, noncontrolling interests and shareholders' equity	$42,716,035	$37,885,361
See Notes to Consolidated Financial Statements

ARCH CAPITAL	6	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Net premiums written	$1,874,144	$1,613,457	$5,679,701	$4,583,614
Change in unearned premiums	(103,052)	(175,434)	(498,811)	(312,998)
Net premiums earned	1,771,092	1,438,023	5,180,890	4,270,616
Net investment income	128,512	161,488	405,150	473,475
Net realized gains (losses)	280,499	61,355	470,127	322,368
Other underwriting income	5,413	3,326	18,932	18,104
Equity in net income (loss) of investment funds accounted for using the equity method	126,735	17,130	57,407	96,533
Other income (loss)	919	1,338	6,327	3,550
Total revenues	2,313,170	1,682,660	6,138,833	5,184,646

Expenses
Losses and loss adjustment expenses	1,216,273	802,455	3,562,214	2,288,530
Acquisition expenses	247,942	211,120	750,014	619,057
Other operating expenses	215,686	196,512	659,479	596,589
Corporate expenses	17,937	17,061	56,653	53,274
Amortization of intangible assets	16,715	20,003	49,835	60,214
Interest expense	41,343	31,328	105,037	89,673
Net foreign exchange (gains) losses	44,885	(33,124)	11,425	(31,697)
Total expenses	1,800,781	1,245,355	5,194,657	3,675,640

Income (loss) before income taxes	512,389	437,305	944,176	1,509,006
Income tax expense	(23,707)	(38,116)	(77,779)	(128,474)
Net income (loss)	$488,682	$399,189	$866,397	$1,380,532
Net (income) loss attributable to noncontrolling interests	(69,643)	(6,736)	(4,420)	(70,597)
Net income (loss) available to Arch	419,039	392,453	861,977	1,309,935
Preferred dividends	(10,403)	(10,403)	(31,209)	(31,209)
Net income (loss) available to Arch common shareholders	$408,636	$382,050	$830,768	$1,278,726

Net income per common share and common share equivalent
Basic	$1.01	$0.95	$2.06	$3.19
Diluted	$1.00	$0.92	$2.02	$3.11

Weighted average common shares and common share equivalents outstanding
Basic	402,850,485	402,564,121	403,081,266	401,419,153
Diluted	409,194,657	413,180,201	410,314,897	410,807,402

See Notes to Consolidated Financial Statements

ARCH CAPITAL	7	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Comprehensive Income
Net income (loss)	$488,682	$399,189	$866,397	$1,380,532
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during period	110,782	59,290	546,291	507,650
Reclassification of net realized (gains) losses, included in net income (loss)	(79,803)	(38,743)	(368,423)	(104,309)
Foreign currency translation adjustments	16,709	(16,424)	(5,729)	(6,641)
Comprehensive income (loss)	536,370	403,312	1,038,536	1,777,232
Net (income) loss attributable to noncontrolling interests	(69,643)	(6,736)	(4,420)	(70,597)
Other comprehensive (income) loss attributable to noncontrolling interests	(10,820)	764	2,127	(6,266)
Comprehensive income (loss) available to Arch	$455,907	$397,340	$1,036,243	$1,700,369

See Notes to Consolidated Financial Statements

ARCH CAPITAL	8	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-cumulative preferred shares
Balance at beginning and end of period	$780,000	$780,000	$780,000	$780,000

Common shares
Balance at beginning of period	642	638	638	634
Common shares issued, net	—	—	4	4
Balance at end of period	642	638	642	638

Additional paid-in capital
Balance at beginning of period	1,935,514	1,847,949	1,889,683	1,793,781
Amortization of share-based compensation	14,662	12,775	55,872	52,290
Other changes	606	3,744	5,227	18,397
Balance at end of period	1,950,782	1,864,468	1,950,782	1,864,468

Retained earnings
Balance at beginning of period	11,420,686	10,322,975	11,021,006	9,426,299
Cumulative effect of an accounting change (1)	—	—	(22,452)	—
Balance at beginning of period, as adjusted	11,420,686	10,322,975	10,998,554	9,426,299
Net income (loss)	488,682	399,189	866,397	1,380,532
Net (income) loss attributable to noncontrolling interests	(69,643)	(6,736)	(4,420)	(70,597)
Preferred share dividends	(10,403)	(10,403)	(31,209)	(31,209)
Balance at end of period	11,829,322	10,705,025	11,829,322	10,705,025

Accumulated other comprehensive income (loss), net of deferred income tax
Balance at beginning of period	349,488	206,827	212,091	(178,720)
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of period	418,487	261,627	258,486	(114,178)
Unrealized holding gains (losses) during period, net of reclassification adjustment	30,979	20,547	177,868	403,341
Unrealized holding gains (losses) during period attributable to noncontrolling interests	(11,179)	1,019	1,933	(5,970)
Balance at end of period	438,287	283,193	438,287	283,193
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of period	(68,999)	(54,800)	(46,395)	(64,542)
Foreign currency translation adjustments	16,709	(16,424)	(5,729)	(6,641)
Foreign currency translation adjustments attributable to noncontrolling interests	360	(255)	194	(296)
Balance at end of period	(51,930)	(71,479)	(51,930)	(71,479)
Balance at end of period	386,357	211,714	386,357	211,714

Common shares held in treasury, at cost
Balance at beginning of period	(2,494,505)	(2,401,037)	(2,406,047)	(2,382,167)
Shares repurchased for treasury	(601)	(2,712)	(89,059)	(21,582)
Balance at end of period	(2,495,106)	(2,403,749)	(2,495,106)	(2,403,749)

Total shareholders’ equity available to Arch	12,451,997	11,158,096	12,451,997	11,158,096
Non-redeemable noncontrolling interests	757,920	854,924	757,920	854,924
Total shareholders’ equity	$13,209,917	$12,013,020	$13,209,917	$12,013,020

(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.

See Notes to Consolidated Financial Statements

ARCH CAPITAL	9	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2020	2019
Operating Activities
Net income (loss)	$866,397	$1,380,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	(477,683)	(326,532)
Equity in net income or loss of investment funds accounted for using the equity method and other income or loss	30,306	(38,912)
Amortization of intangible assets	49,835	60,214
Share-based compensation	56,433	54,432
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	1,668,069	377,074
Unearned premiums, net of ceded unearned premiums	498,811	312,998
Premiums receivable	(461,766)	(328,765)
Deferred acquisition costs	(107,238)	(38,606)
Reinsurance balances payable	205,620	214,902
Other items, net	2,666	(124,198)
Net cash provided by (used for) operating activities	2,331,450	1,543,139
Investing Activities
Purchases of fixed maturity investments	(34,050,883)	(24,010,623)
Purchases of equity securities	(1,355,848)	(524,051)
Purchases of other investments	(841,886)	(1,014,925)
Proceeds from sales of fixed maturity investments	32,544,867	22,707,854
Proceeds from sales of equity securities	731,793	371,130
Proceeds from sales, redemptions and maturities of other investments	791,807	827,517
Proceeds from redemptions and maturities of fixed maturity investments	645,292	394,719
Net settlements of derivative instruments	163,290	92,423
Net (purchases) sales of short-term investments	(1,159,351)	129,078
Change in cash collateral related to securities lending	81,210	6,990
Purchases of fixed assets	(26,717)	(27,635)
Other	(131,992)	(202,953)
Net cash provided by (used for) investing activities	(2,608,418)	(1,250,476)
Financing Activities
Purchases of common shares under share repurchase program	(75,486)	(2,871)
Proceeds from common shares issued, net	(9,656)	518
Proceeds from borrowings	1,018,793	200,083
Repayments of borrowings	(304,000)	(27,538)
Change in cash collateral related to securities lending	(81,210)	(6,990)
Third party investment in non-redeemable noncontrolling interests	(2,867)	—
Change in third party investment in redeemable noncontrolling interests	—	(161,874)
Dividends paid to redeemable noncontrolling interests	(3,541)	(11,408)
Other	55,266	(5,207)
Preferred dividends paid	(31,209)	(31,209)
Net cash provided by (used for) financing activities	566,090	(46,496)

Effects of exchange rate changes on foreign currency cash and restricted cash	(5,847)	(8,335)

Increase (decrease) in cash and restricted cash	283,275	237,832
Cash and restricted cash, beginning of year	903,698	724,643
Cash and restricted cash, end of period	$1,186,973	$962,475

See Notes to Consolidated Financial Statements

ARCH CAPITAL	10	2020 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	11	2020 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	12	2020 THIRD QUARTER FORM 10-Q

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
2.    Share Transactions

Share Repurchases
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program, Arch Capital has repurchased 388.9 million common shares for an aggregate purchase price of $4.04 billion. For the nine months ended September 30, 2020, Arch Capital repurchased 2.6 million shares under the share repurchase program with an aggregate purchase price of $75.5 million. Arch Capital repurchased 0.1 million shares under the share repurchase program with an aggregate purchase price of $2.9 million during the nine months ended September 30, 2019. At September 30, 2020, $924.5 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. Depending upon results of operations, market conditions and the development of the economy, as well as other factors, generally Arch Capital will consider share repurchases on an opportunistic basis from time to time. During the 2020 third quarter, Arch Capital has not repurchased any shares under our share repurchase program.

ARCH CAPITAL	13	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.    Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$488,682	$399,189	$866,397	$1,380,532
Amounts attributable to noncontrolling interests	(69,643)	(6,736)	(4,420)	(70,597)
Net income (loss) available to Arch	419,039	392,453	861,977	1,309,935
Preferred dividends	(10,403)	(10,403)	(31,209)	(31,209)
Net income (loss) available to Arch common shareholders	$408,636	$382,050	$830,768	$1,278,726

Denominator:
Weighted average common shares and common share equivalents outstanding — basic	402,850,485	402,564,121	403,081,266	401,419,153
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,580,791	1,895,972	1,690,447	1,637,015
Stock options (1)	4,763,381	8,720,108	5,543,184	7,751,234
Weighted average common shares and common share equivalents outstanding — diluted	409,194,657	413,180,201	410,314,897	410,807,402

Earnings per common share:
Basic	$1.01	$0.95	$2.06	$3.19
Diluted	$1.00	$0.92	$2.02	$3.11
(1)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For the 2020 third quarter and 2019 third quarter, the number of stock options excluded were 4,713,241 and 37,394, respectively. For the nine months ended September 30, 2020 and 2019 period, the number of stock options excluded were 2,361,413 and 2,198,115, respectively.

ARCH CAPITAL	14	2020 THIRD QUARTER FORM 10-Q

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
The ‘other’ segment includes the results of Watford (see note 11). For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	15	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders:

	Three Months Ended
	September 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,206,328	$1,004,590	$346,248	$2,556,914	$197,480	$2,681,032
Premiums ceded	(382,167)	(400,388)	(47,783)	(830,086)	(50,164)	(806,888)
Net premiums written	824,161	604,202	298,465	1,726,828	147,316	1,874,144
Change in unearned premiums	(105,007)	(49,704)	52,944	(101,767)	(1,285)	(103,052)
Net premiums earned	719,154	554,498	351,409	1,625,061	146,031	1,771,092
Other underwriting income (loss)	(31)	298	4,600	4,867	546	5,413
Losses and loss adjustment expenses	(525,321)	(422,084)	(153,055)	(1,100,460)	(115,813)	(1,216,273)
Acquisition expenses	(102,420)	(85,388)	(35,716)	(223,524)	(24,418)	(247,942)
Other operating expenses	(122,541)	(41,818)	(36,708)	(201,067)	(14,619)	(215,686)
Underwriting income (loss)	$(31,159)	$5,506	$130,530	104,877	(8,273)	96,604

Net investment income				99,857	28,655	128,512
Net realized gains (losses)				210,984	69,515	280,499
Equity in net income (loss) of investment funds accounted for using the equity method				126,735	—	126,735
Other income (loss)				919	—	919
Corporate expenses (2)				(16,263)	—	(16,263)
Transaction costs and other (2)				(1,674)	—	(1,674)
Amortization of intangible assets				(16,715)	—	(16,715)
Interest expense				(36,224)	(5,119)	(41,343)
Net foreign exchange gains (losses)				(38,681)	(6,204)	(44,885)
Income (loss) before income taxes				433,815	78,574	512,389
Income tax (expense) benefit				(23,638)	(69)	(23,707)
Net income (loss)				410,177	78,505	488,682
Amounts attributable to redeemable noncontrolling interests				(882)	(993)	(1,875)
Amounts attributable to nonredeemable noncontrolling interests				—	(67,768)	(67,768)
Net income (loss) available to Arch				409,295	9,744	419,039
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$398,892	$9,744	$408,636

Underwriting Ratios
Loss ratio	73.0%	76.1%	43.6%	67.7%	79.3%	68.7%
Acquisition expense ratio	14.2%	15.4%	10.2%	13.8%	16.7%	14.0%
Other operating expense ratio	17.0%	7.5%	10.4%	12.4%	10.0%	12.2%
Combined ratio	104.2%	99.0%	64.2%	93.9%	106.0%	94.9%

Goodwill and intangible assets	$282,146	$20,319	$403,662	$706,127	$7,650	$713,777
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	16	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	September 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$1,005,874	$662,572	$375,092	$2,043,292	$249,960	$2,181,121
Premiums ceded	(302,034)	(226,096)	(57,703)	(585,587)	(94,208)	(567,664)
Net premiums written	703,840	436,476	317,389	1,457,705	155,752	1,613,457
Change in unearned premiums	(98,504)	(72,621)	25,611	(145,514)	(29,920)	(175,434)
Net premiums earned	605,336	363,855	343,000	1,312,191	125,832	1,438,023
Other underwriting income (loss)	—	(1,208)	3,955	2,747	579	3,326
Losses and loss adjustment expenses	(422,782)	(270,379)	(13,080)	(706,241)	(96,214)	(802,455)
Acquisition expenses	(91,259)	(62,393)	(34,396)	(188,048)	(23,072)	(211,120)
Other operating expenses	(115,408)	(32,533)	(37,003)	(184,944)	(11,568)	(196,512)
Underwriting income (loss)	$(24,113)	$(2,658)	$262,476	235,705	(4,443)	231,262

Net investment income				126,874	34,614	161,488
Net realized gains (losses)				80,014	(18,659)	61,355
Equity in net income (loss) of investment funds accounted for using the equity method				17,130	—	17,130
Other income (loss)				1,338	—	1,338
Corporate expenses (2)				(15,066)	—	(15,066)
Transaction costs and other (2)				(1,995)	—	(1,995)
Amortization of intangible assets				(20,003)	—	(20,003)
Interest expense				(23,237)	(8,091)	(31,328)
Net foreign exchange gains (losses)				29,794	3,330	33,124
Income (loss) before income taxes				430,554	6,751	437,305
Income tax (expense) benefit				(38,116)	—	(38,116)
Net income (loss)				392,438	6,751	399,189
Amounts attributable to redeemable noncontrolling interests				—	(6,600)	(6,600)
Amounts attributable to nonredeemable noncontrolling interests				—	(136)	(136)
Net income (loss) available to Arch				392,438	15	392,453
Preferred dividends				(10,403)	—	(10,403)
Net income (loss) available to Arch common shareholders				$382,035	$15	$382,050

Underwriting Ratios
Loss ratio	69.8%	74.3%	3.8%	53.8%	76.5%	55.8%
Acquisition expense ratio	15.1%	17.1%	10.0%	14.3%	18.3%	14.7%
Other operating expense ratio	19.1%	8.9%	10.8%	14.1%	9.2%	13.7%
Combined ratio	104.0%	100.3%	24.6%	82.2%	104.0%	84.2%

Goodwill and intangible assets	$158,990	$—	$457,860	$616,850	$7,650	$624,500

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	17	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$3,444,335	$2,934,174	$1,084,337	$7,461,860	$590,309	$7,831,554
Premiums ceded	(1,119,165)	(967,698)	(136,154)	(2,222,031)	(150,437)	(2,151,853)
Net premiums written	2,325,170	1,966,476	948,183	5,239,829	439,872	5,679,701
Change in unearned premiums	(202,188)	(388,321)	113,965	(476,544)	(22,267)	(498,811)
Net premiums earned	2,122,982	1,578,155	1,062,148	4,763,285	417,605	5,180,890
Other underwriting income (loss)	(31)	1,767	15,649	17,385	1,547	18,932
Losses and loss adjustment expenses	(1,550,632)	(1,235,586)	(444,721)	(3,230,939)	(331,275)	(3,562,214)
Acquisition expenses	(317,428)	(255,516)	(108,304)	(681,248)	(68,766)	(750,014)
Other operating expenses	(370,947)	(125,831)	(120,178)	(616,956)	(42,523)	(659,479)
Underwriting income (loss)	$(116,056)	$(37,011)	$404,594	251,527	(23,412)	228,115

Net investment income				313,916	91,234	405,150
Net realized gains (losses)				523,964	(53,837)	470,127
Equity in net income (loss) of investment funds accounted for using the equity method				57,407	—	57,407
Other income (loss)				6,327	—	6,327
Corporate expenses (2)				(51,407)	—	(51,407)
Transaction costs and other (2)				(5,246)	—	(5,246)
Amortization of intangible assets				(49,835)	—	(49,835)
Interest expense				(86,599)	(18,438)	(105,037)
Net foreign exchange gains (losses)				(17,812)	6,387	(11,425)
Income (loss) before income taxes				942,242	1,934	944,176
Income tax (expense) benefit				(78,112)	333	(77,779)
Net income (loss)				864,130	2,267	866,397
Dividends attributable to redeemable noncontrolling interests				(1,873)	(3,125)	(4,998)
Amounts attributable to nonredeemable noncontrolling interests				—	578	578
Net income (loss) available to Arch				862,257	(280)	861,977
Preferred dividends				(31,209)	—	(31,209)
Net income (loss) available to Arch common shareholders				$831,048	$(280)	$830,768

Underwriting Ratios
Loss ratio	73.0%	78.3%	41.9%	67.8%	79.3%	68.8%
Acquisition expense ratio	15.0%	16.2%	10.2%	14.3%	16.5%	14.5%
Other operating expense ratio	17.5%	8.0%	11.3%	13.0%	10.2%	12.7%
Combined ratio	105.5%	102.5%	63.4%	95.1%	106.0%	96.0%
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	18	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	September 30, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total

Gross premiums written (1)	$2,867,753	$1,890,974	$1,095,607	$5,853,574	$598,627	$6,196,809
Premiums ceded	(914,751)	(627,120)	(149,358)	(1,690,469)	(178,118)	(1,613,195)
Net premiums written	1,953,002	1,263,854	946,249	4,163,105	420,509	4,583,614
Change in unearned premiums	(201,719)	(186,450)	72,436	(315,733)	2,735	(312,998)
Net premiums earned	1,751,283	1,077,404	1,018,685	3,847,372	423,244	4,270,616
Other underwriting income (loss)	—	4,393	11,867	16,260	1,844	18,104
Losses and loss adjustment expenses	(1,168,677)	(751,147)	(50,226)	(1,970,050)	(318,480)	(2,288,530)
Acquisition expenses	(265,177)	(173,504)	(98,722)	(537,403)	(81,654)	(619,057)
Other operating expenses	(338,327)	(102,197)	(116,697)	(557,221)	(39,368)	(596,589)
Underwriting income (loss)	$(20,898)	$54,949	$764,907	798,958	(14,414)	784,544

Net investment income				371,161	102,314	473,475
Net realized gains (losses)				316,201	6,167	322,368
Equity in net income (loss) of investment funds accounted for using the equity method				96,533	—	96,533
Other income (loss)				3,550	—	3,550
Corporate expenses (2)				(47,911)	—	(47,911)
Transaction costs and other (2)				(5,363)	—	(5,363)
Amortization of intangible assets				(60,214)	—	(60,214)
Interest expense				(70,094)	(19,579)	(89,673)
Net foreign exchange gains (losses)				28,779	2,918	31,697
Income (loss) before income taxes				1,431,600	77,406	1,509,006
Income tax (expense) benefit				(128,454)	(20)	(128,474)
Net income (loss)				1,303,146	77,386	1,380,532
Dividends attributable to redeemable noncontrolling interests				—	(15,778)	(15,778)
Amounts attributable to nonredeemable noncontrolling interests				—	(54,819)	(54,819)
Net income (loss) available to Arch				1,303,146	6,789	1,309,935
Preferred dividends				(31,209)	—	(31,209)
Net income (loss) available to Arch common shareholders				$1,271,937	$6,789	$1,278,726

Underwriting Ratios
Loss ratio	66.7%	69.7%	4.9%	51.2%	75.2%	53.6%
Acquisition expense ratio	15.1%	16.1%	9.7%	14.0%	19.3%	14.5%
Other operating expense ratio	19.3%	9.5%	11.5%	14.5%	9.3%	14.0%
Combined ratio	101.1%	95.3%	26.1%	79.7%	103.8%	82.1%

(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.
(2)    Certain expenses have been excluded from ‘corporate expenses’ and reflected in ‘transaction costs and other.’

ARCH CAPITAL	19	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reserve for losses and loss adjustment expenses at beginning of period	$15,044,874	$12,230,316	$13,891,842	$11,853,297
Unpaid losses and loss adjustment expenses recoverable	4,156,157	3,024,797	4,082,650	2,814,291
Net reserve for losses and loss adjustment expenses at beginning of period	10,888,717	9,205,519	9,809,192	9,039,006

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	1,264,315	855,352	3,673,346	2,419,044
Prior years	(48,042)	(52,897)	(111,132)	(130,514)
Total net incurred losses and loss adjustment expenses	1,216,273	802,455	3,562,214	2,288,530

Retroactive reinsurance transactions (1)	—	—	60,635	(225,500)

Net foreign exchange (gains) losses	114,122	(73,200)	22,706	(74,981)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(189,961)	(175,611)	(359,395)	(301,099)
Prior years	(512,263)	(399,948)	(1,578,464)	(1,366,741)
Total net paid losses and loss adjustment expenses	(702,224)	(575,559)	(1,937,859)	(1,667,840)

Net reserve for losses and loss adjustment expenses at end of period	11,516,888	9,359,215	11,516,888	9,359,215
Unpaid losses and loss adjustment expenses recoverable	4,383,638	3,030,169	4,383,638	3,030,169
Reserve for losses and loss adjustment expenses at end of period	$15,900,526	$12,389,384	$15,900,526	$12,389,384
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

Development on Prior Year Loss Reserves

2020 Third Quarter

During the 2020 third quarter, the Company recorded net favorable development on prior year loss reserves of $48.0 million, which consisted of $2.3 million from the insurance segment, $42.0 million from the reinsurance segment, $4.5 million from the mortgage segment, partially offset by $0.7 million unfavorable from the ‘other’ segment.
The insurance segment’s net favorable development of $2.3 million, or 0.3 loss ratio points, for the 2020 third quarter consisted of $12.9 million of net favorable development in short-tailed and long-tailed lines and $10.6 million of net adverse development in medium-tailed lines. Net favorable development of $11.8 million in short-tailed lines reflected $8.0 million of favorable development from property (excluding marine), primarily from the 2015 to 2018 accident years (i.e., the year in which a loss occurred) and $3.4 million of favorable development in travel and accident, primarily from the 2019 accident year. Net favorable development of $1.1 million in long-tailed lines reflected $8.7 million of favorable development in construction and national accounts, primarily from the 2018 accident year, and $4.2 million of favorable development related to other business, including alternative markets and excess workers’ compensation, primarily from the 2013 to 2017 accident years, partially offset by $11.7 million of adverse development in executive assurance and casualty, primarily from the 2015 and 2019 accident year. Net adverse development in medium-tailed lines included $7.1 million of adverse development in program business, primarily from 2015 to 2018 accident years and $3.7 million of adverse development in contract binding, across all accident years.

The reinsurance segment’s net favorable development of $42.0 million, or 7.6 loss ratio points, for the 2020 third quarter consisted of $45.6 million of net favorable development in short-tailed and medium-tailed lines and net adverse development of $3.6 million from long-tailed lines. Net favorable development in short-tailed lines reflected $27.6 million of favorable development related to property catastrophe and property other than property catastrophe business, primarily from the 2016 to 2019 underwriting years

ARCH CAPITAL	20	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period), and $7.8 million of favorable development from other specialty, primarily from the 2016 to 2019 underwriting years. Net favorable development of $9.4 million in medium-tailed lines reflected favorable development in marine and aviation across most underwriting years. Adverse development of $3.6 million in long-tailed lines reflected an increase in reserves from casualty, primarily from the 2012 to 2019 underwriting years.

The mortgage segment’s net favorable development was $4.5 million, or 1.3 loss ratio points, for the 2020 third quarter, primarily driven by subrogation recoveries on second lien business and student loan business.
2019 Third Quarter
During the 2019 third quarter, the Company recorded net favorable development on prior year loss reserves of $52.9 million, which consisted of $4.4 million from the insurance segment, $15.3 million from the reinsurance segment, $33.0 million from the mortgage segment and $0.2 million from the ‘other’ segment.
The insurance segment’s net favorable development of $4.4 million, or 0.7 loss ratio points, for the 2019 third quarter consisted of $24.8 million of net favorable development in short-tailed lines and $20.4 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from lenders products and property (including special risk other than marine) reserves across all accident years (i.e., the year in which a loss occurred). Net adverse development in medium-tailed and long-tailed lines included $6.3 million of adverse development in executive assurance reserves, primarily from the 2016 to 2018 accident years, $4.9 million of adverse development in casualty reserves, primarily related to contract binding business across most accident years, $4.2 million of adverse development in program business, primarily from the 2018 accident year, and $3.8 million in healthcare reserves, primarily from the 2016 to 2018 accident years.
The reinsurance segment’s net favorable development of $15.3 million, or 4.2 loss ratio points, for the 2019 third quarter consisted of $35.2 million of net favorable development from short-tailed and medium-tailed lines and net adverse development of $19.9 million from long-tailed lines. Net favorable development in short-tailed and medium lines reflected $26.5 million of favorable development from property catastrophe and property other than property catastrophe reserves, primarily related to 2017 and 2018 catastrophic events, and favorable development in marine and aviation and other reserves across most underwriting years (i.e., all premiums and losses attributable to contracts having an inception or renewal date within the given twelve-month period). Adverse development in long-tailed lines reflected an increase in reserves from casualty from various underwriting years.
The mortgage segment’s net favorable development was $33.0 million, or 9.6 loss ratio points, for the 2019 third quarter. The 2019 third quarter development was primarily driven by favorable claim rates on first lien business and subrogation recoveries on second lien and student loan business.
Nine Months Ended September 30, 2020
During the nine months ended September 30, 2020, the Company recorded net favorable development on prior year loss reserves of $111.1 million, which consisted of $5.9 million from the insurance segment, $93.8 million from the reinsurance segment, $10.8 million from the mortgage segment and $0.6 million from the ‘other’ segment.
The insurance segment’s net favorable development of $5.9 million, or 0.3 loss ratio points, for the 2020 period consisted of $41.6 million of net favorable development in short-tailed and long-tailed lines, partially offset by $35.7 million of net adverse development in medium-tailed lines. Net favorable development of $27.2 million in short-tailed lines reflected $17.5 million of favorable development from property (excluding marine), primarily from the 2015 to 2018 accident years, $6.2 million of favorable development on travel and accident, primarily from 2019 accident year, and $3.5 million of favorable development in lenders products, primarily from the 2018 and 2019 accident years. Net favorable development of $14.4 million in long-tailed lines included $11.7 million of favorable development related to other business, including alternative markets and excess workers’ compensation, primarily from the 2013 to 2017 accident years. Net adverse development in medium-tailed lines reflected $23.0 million of adverse development in contract binding business, across all accident years, and $13.5 million of adverse development in program business, primarily from the 2016 to 2018 accident years.
The reinsurance segment’s net favorable development of $93.8 million, or 5.9 loss ratio points, for the 2020 period consisted of $113.0 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $19.2 million of net adverse development from long-tailed lines. Net favorable development of $101.8 million in short-tailed lines reflected $52.1 million related to property catastrophe and property other than property catastrophe business, primarily from the 2016 to 2019 underwriting years, and $47.1 million from other specialty lines, across most underwriting years. Adverse development in long-tailed lines of $19.2 million reflected an increase in reserves from casualty, primarily from the 2012 to 2015 underwriting years.

ARCH CAPITAL	21	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The mortgage segment’s net favorable development was $10.8 million, or 1.0 loss ratio points, for the 2020 period, primarily driven by subrogation recoveries on second lien business and student loan business.
Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, the Company recorded net favorable development on prior year loss reserves of $130.5 million, which consisted of $11.4 million from the insurance segment, $26.3 million from the reinsurance segment, $92.5 million from the mortgage segment and $0.3 million from the ‘other’ segment.
The insurance segment’s net favorable development of $11.4 million, or 0.7 loss ratio points, for the 2019 period consisted of $42.6 million of net favorable development in short-tailed lines, partially offset by $31.2 million of net adverse development in medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from lenders products and property (including special risk other than marine) reserves across all accident years, partially offset by net adverse development in travel business, primarily from the 2018 accident year. Net adverse development in medium-tailed and long-tailed lines reflected $27.4 million of adverse development in program business, primarily from the 2018 accident year, and $12.8 million of adverse development in casualty business, primarily from contract binding business across most accident years. Such amounts were partially offset by $9.0 million of net favorable development in other medium-tailed and long-tailed lines, including professional liability, marine and surety business, across most accident years.
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
The mortgage segment’s net favorable development was $92.5 million, or 9.1 loss ratio points, for the 2019 period. The 2019 development was primarily driven by lower than expected claim rates on first lien business and subrogation recoveries on second lien and student loan business.
6.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	September 30, 2020
	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended
Balance at beginning of period	$2,203,753	$36,054
Cumulative effect of accounting change (1)		—
Change for provision of expected credit losses (2)		1,046
Balance at end of period	$2,225,311	$37,100

Nine Months Ended
Balance at beginning of period	$1,778,717	$21,003
Cumulative effect of accounting change (1)		6,539
Change for provision of expected credit losses (2)		9,558
Balance at end of period	$2,225,311	$37,100
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.
(2) Amounts deemed uncollectible are written-off in operating expenses. For the 2020 third quarter and nine months ended September 30, 2020, amounts written off totaled nil and $2.3 million, respectively.

ARCH CAPITAL	22	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reinsurance Recoverables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	September 30, 2020
	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended
Balance at beginning of period	$4,363,507	$13,595
Cumulative effect of accounting change (1)		—
Change for provision of expected credit losses		399
Balance at end of period	$4,621,937	$13,994

Nine Months Ended
Balance at beginning of period	$4,346,816	$1,364
Cumulative effect of accounting change (1)		12,010
Change for provision of expected credit losses		620
Balance at end of period	$4,621,937	$13,994
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.
At September 30, 2020 and December 31, 2019, approximately 63.2% and 61.2% of reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) of $4.64 billion and $4.35 billion, respectively, were due from carriers which had an A.M. Best rating of “A-” or better while 36.6% and 38.8%, respectively, were from companies not rated. For items not rated, over 90% of such amount was collateralized through reinsurance trusts or letters of credit at September 30, 2020 and December 31, 2019. The largest reinsurance recoverables from any one carrier were approximately 1.8% and 1.7%, of total shareholders’ equity available to Arch at September 30, 2020 and December 31, 2019, respectively.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	September 30, 2020
	Contractholder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Three Months Ended
Balance at beginning of period	$2,179,124	$6,290
Cumulative effect of accounting change (1)		—
Change for provision of expected credit losses		(389)
Balance at end of period	$2,185,614	$5,901

Nine Months Ended
Balance at beginning of period	$2,119,460	$—
Cumulative effect of accounting change (1)		6,663
Change for provision of expected credit losses		(762)
Balance at end of period	$2,185,614	$5,901
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 1.

ARCH CAPITAL	23	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Investment Information

At September 30, 2020, total investable assets of $28.42 billion included $25.72 billion held by the Company and $2.69 billion attributable to Watford.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses (2)	Cost or Amortized Cost
September 30, 2020
Fixed maturities (1):
Corporate bonds	$7,965,599	$390,839	$(40,448)	$(1,742)	$7,616,950
Mortgage backed securities	717,081	12,456	(3,373)	(336)	708,334
Municipal bonds	527,410	26,980	(877)	(62)	501,369
Commercial mortgage backed securities	374,360	8,523	(4,660)	(256)	370,753
U.S. government and government agencies	4,861,349	39,350	(4,396)	—	4,826,395
Non-U.S. government securities	2,302,646	86,996	(18,294)	—	2,233,944
Asset backed securities	1,767,192	30,026	(21,729)	(1,537)	1,760,432
Total	18,515,637	595,170	(93,777)	(3,933)	18,018,177
Short-term investments	2,039,097	1,807	(954)	—	2,038,244
Total	$20,554,734	$596,977	$(94,731)	$(3,933)	$20,056,421

December 31, 2019
Fixed maturities (1):
Corporate bonds	$6,406,591	$191,889	$(12,793)		$6,227,495
Mortgage backed securities	562,309	9,669	(931)		553,571
Municipal bonds	881,926	24,628	(2,213)		859,511
Commercial mortgage backed securities	733,108	14,951	(2,330)		720,487
U.S. government and government agencies	4,916,592	36,600	(10,134)		4,890,126
Non-U.S. government securities	2,078,757	48,549	(20,330)		2,050,538
Asset backed securities	1,683,753	24,017	(4,724)		1,664,460
Total	17,263,036	350,303	(53,455)		16,966,188
Short-term investments	956,546	811	(1,548)		957,283
Total	$18,219,582	$351,114	$(55,003)		$17,923,471
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

ARCH CAPITAL	24	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2020
Fixed maturities (1):
Corporate bonds	$1,414,931	$(38,353)	$4,169	$(2,095)	$1,419,100	$(40,448)
Mortgage backed securities	186,860	(3,262)	690	(111)	187,550	(3,373)
Municipal bonds	36,469	(877)	—	—	36,469	(877)
Commercial mortgage backed securities	179,780	(4,601)	2,850	(59)	182,630	(4,660)
U.S. government and government agencies	1,386,590	(4,396)	—	—	1,386,590	(4,396)
Non-U.S. government securities	921,890	(18,294)	—	—	921,890	(18,294)
Asset backed securities	636,373	(20,166)	39,368	(1,563)	675,741	(21,729)
Total	4,762,893	(89,949)	47,077	(3,828)	4,809,970	(93,777)
Short-term investments	81,964	(954)	—	—	81,964	(954)
Total	$4,844,857	$(90,903)	$47,077	$(3,828)	$4,891,934	$(94,731)

December 31, 2019
Fixed maturities (1):
Corporate bonds	$675,131	$(12,350)	$37,671	$(443)	$712,802	$(12,793)
Mortgage backed securities	102,887	(927)	203	(4)	103,090	(931)
Municipal bonds	220,296	(2,213)	—	—	220,296	(2,213)
Commercial mortgage backed securities	147,290	(2,302)	2,683	(28)	149,973	(2,330)
U.S. government and government agencies	1,373,127	(10,089)	32,058	(45)	1,405,185	(10,134)
Non-U.S. government securities	1,224,243	(20,163)	37,610	(167)	1,261,853	(20,330)
Asset backed securities	441,522	(3,334)	48,313	(1,390)	489,835	(4,724)
Total	4,184,496	(51,378)	158,538	(2,077)	4,343,034	(53,455)
Short-term investments	95,777	(1,548)	—	—	95,777	(1,548)
Total	$4,280,273	$(52,926)	$158,538	$(2,077)	$4,438,811	$(55,003)
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”

At September 30, 2020, on a lot level basis, approximately 3,270 security lots out of a total of approximately 11,090 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million. At December 31, 2019, on a lot level basis, approximately 2,230 security lots out of a total of approximately 9,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million.

ARCH CAPITAL	25	2020 THIRD QUARTER FORM 10-Q

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

	September 30, 2020		December 31, 2019
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$318,767	$312,569	$428,659	$423,617
Due after one year through five years	9,937,129	9,698,743	10,126,403	9,996,206
Due after five years through 10 years	4,849,248	4,641,483	3,317,535	3,219,567
Due after 10 years	551,860	525,863	411,269	388,280
	15,657,004	15,178,658	14,283,866	14,027,670
Mortgage backed securities	717,081	708,334	562,309	553,571
Commercial mortgage backed securities	374,360	370,753	733,108	720,487
Asset backed securities	1,767,192	1,760,432	1,683,753	1,664,460
Total (1)	$18,515,637	$18,018,177	$17,263,036	$16,966,188
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
The Company receives collateral (shown as ‘Collateral received under securities lending, at fair value’ on the Company’s balance sheet) in the form of cash or U.S. government and government agency securities. At September 30, 2020, the fair value of the cash collateral received on securities lending was nil and the fair value of security collateral received was $64.3 million. At December 31, 2019, the fair value of the cash collateral received on securities lending was $81.2 million, and the fair value of security collateral received was $307.2 million.
The carrying value of collateral held under the Company’s securities lending transactions by significant investment category and remaining contractual maturity of the underlying agreements is as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
September 30, 2020
U.S. government and government agencies	$64,251	$—	$—	$—	$64,251
Corporate bonds	—	—	—	—	—
Equity securities	—	—	—	—	—
Total	$64,251	$—	$—	$—	$64,251
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$64,251

December 31, 2019
U.S. government and government agencies	$240,332	$—	$115,973	$—	$356,305
Corporate bonds	2,570	—	—	—	2,570
Equity securities	29,491	—	—	—	29,491
Total	$272,393	$—	$115,973	$—	$388,366
Gross amount of recognized liabilities for securities lending in offsetting disclosure in note 9					$—
Amounts related to securities lending not included in offsetting disclosure in note 9					$388,366

ARCH CAPITAL	26	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Securities, at Fair Value
At September 30, 2020, the Company held $1.50 billion of equity securities, at fair value, compared to $838.9 million at December 31, 2019. Such holdings include publicly traded common stocks primarily in the consumer cyclical and non-cyclical, technology, communication and financial sectors and exchange-traded funds in fixed income, equity and other sectors.
Other Investments
The following table summarizes the Company’s other investments which are included in investments accounted for using the fair value option, by strategy:

	September 30, 2020	December 31, 2019
Term loan investments	$1,202,526	$1,326,018
Lending	575,623	602,841
Credit related funds	98,121	123,020
Energy	65,330	97,402
Investment grade fixed income	114,784	151,594
Infrastructure	60,579	61,786
Private equity	34,983	49,376
Real estate	17,951	17,279
Total	$2,169,897	$2,429,316
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	September 30, 2020	December 31, 2019
Credit related funds	$687,178	$428,437
Equities	323,670	293,686
Real estate	246,998	246,851
Lending	141,305	202,690
Private equity	214,357	144,983
Infrastructure	156,029	235,033
Energy	114,165	108,716
Total	$1,883,702	$1,660,396
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
Fair Value Option
The following table summarizes the Company’s assets which are accounted for using the fair value option:

	September 30, 2020	December 31, 2019
Fixed maturities	$1,019,529	$754,452
Other investments	2,169,897	2,429,316
Short-term investments	468,704	377,014
Equity securities	91,445	102,695
Investments accounted for using the fair value option	$3,749,575	$3,663,477
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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet line item:

	September 30, 2020	December 31, 2019
Investments accounted for using the equity method (1)	1,883,702	1,660,396
Investments accounted for using the fair value option (2)	180,409	188,283
Total	$2,064,111	$1,848,679
(1)    Aggregate unfunded commitments were $1.59 billion at September 30, 2020, compared to $1.36 billion at December 31, 2019.
(2)    Aggregate unfunded commitments were $36.7 million at September 30, 2020, compared to $41.7 million at December 31, 2019.

ARCH CAPITAL	27	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The components of net investment income were derived from the following sources:

	September 30,
	2020	2019
Three Months Ended
Fixed maturities	$98,344	$126,889
Term loans	22,459	24,236
Equity securities	6,659	3,992
Short-term investments	1,332	3,834
Other (1)	22,060	22,704
Gross investment income	150,854	181,655
Investment expenses	(22,342)	(20,167)
Net investment income	$128,512	$161,488

Nine Months Ended
Fixed maturities	$318,582	$381,706
Term loans	66,141	73,582
Equity securities	18,885	11,348
Short-term investments	9,611	11,872
Other (1)	57,926	62,423
Gross investment income	471,145	540,931
Investment expenses	(65,995)	(67,456)
Net investment income	$405,150	$473,475
(1)    Includes income distributions from investment funds and other items.
Net Realized Gains (Losses)
Net realized gains (losses), which include changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings were as follows:

	September 30,
	2020	2019
Three Months Ended
Available for sale securities:
Gross gains on investment sales	$104,733	$73,685
Gross losses on investment sales	(16,862)	(30,561)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	34,115	(3,895)
Other investments	61,622	(21,778)
Equity securities	4,048	(1,231)
Short-term investments	3,377	(1,941)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	26,549	5,217
Net unrealized gains (losses) on equity securities still held at reporting date	33,562	(1,206)
Allowance for credit losses:
Investments related	1,332	—
Underwriting related	351	—
Net impairment losses	—	(1,163)
Derivative instruments (1)	20,369	42,893
Other	7,303	1,335
Net realized gains (losses)	$280,499	$61,355

Nine Months Ended
Available for sale securities:
Gross gains on investment sales	$515,086	$192,140
Gross losses on investment sales	(98,654)	(77,498)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	(25,370)	38,682
Other investments	(67,608)	(37,363)
Equity securities	5,803	9,449
Short-term investments	(1,936)	(2,613)
Equity securities, at fair value:
Net realized gains (losses) on sales during the period	7,760	9,503
Net unrealized gains (losses) on equity securities still held at reporting date	3,682	58,562
Allowance for credit losses:
Investments related	(4,763)	—
Underwriting related	(8,753)	—
Net impairments losses	(533)	(2,521)
Derivative instruments (1)	146,722	142,730
Other	(1,309)	(8,703)
Net realized gains (losses)	$470,127	$322,368

(1)    See note 9 for information on the Company’s derivative instruments.

ARCH CAPITAL	28	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method

The Company recorded $126.7 million of equity in net income related to investment funds accounted for using the equity method in the 2020 third quarter, compared to income of $17.1 million for the 2019 third quarter, and $57.4 million for the nine months ended September 30, 2020, compared to
$96.5 million for the nine months ended September 30, 2019. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	September 30, 2020
	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Short Term Investments	Total
Three Months Ended
Balance at beginning of period	$1,726	$28	$4,115	$—	$5,869
Cumulative effect of accounting change	—	—	—	—	—
Additions for current-period provision for expected credit losses	27	—	202	—	229
Additions (reductions) for previously recognized expected credit losses	403	33	(1,996)	—	(1,560)
Reductions due to disposals	(28)	—	(577)	—	(605)
Write-offs charged against the allowance	—	—	—	—	—
Balance at end of period	$2,128	$61	$1,744	$—	$3,933

Nine Months Ended
Balance at beginning of period	$—	$—	$—	$—	$—
Cumulative effect of accounting change	517	—	117	—	634
Additions for current-period provision for expected credit losses	2,868	67	7,643	—	10,578
Additions (reductions) for previously recognized expected credit losses	(903)	8	(4,920)	—	(5,815)
Reductions due to disposals	(354)	(14)	(1,096)	—	(1,464)
Write-offs charged against the allowance	—	—	—	—	—
Balance at end of period	$2,128	$61	$1,744	$—	$3,933
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.

ARCH CAPITAL	29	2020 THIRD QUARTER FORM 10-Q

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
The following table details the value of the Company’s restricted assets:

	September 30, 2020	December 31, 2019
Assets used for collateral or guarantees:
Affiliated transactions	$4,829,252	$4,526,761
Third party agreements	2,636,097	2,278,248
Deposits with U.S. regulatory authorities	942,480	797,371
Deposits with non-U.S. regulatory authorities	179,726	119,238
Total restricted assets	$8,587,555	$7,721,618

In addition, Watford maintains secured credit facilities to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of September 30, 2020 and December 31, 2019, Watford held $1.19 billion and $1.0 billion, respectively, in pledged assets to collateralize the credit facility mentioned above.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Cash	$976,398	$726,230
Restricted cash (included in ‘other assets’)	$210,575	$177,468
Cash and restricted cash	$1,186,973	$903,698

ARCH CAPITAL	30	2020 THIRD QUARTER FORM 10-Q

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
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to: (i) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (ii) a review of the average number of prices obtained in the pricing process and the range of resulting fair values; (iii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; (iv) a comparison of the fair value estimates to the Company’s knowledge of the current market; (v) a comparison of the pricing services' fair values to other pricing services' fair values for the same investments; and (vi) periodic back-testing, which includes randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates from the pricing service. A price source hierarchy was maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. The Company did not adjust any of the prices obtained from the independent pricing sources at September 30, 2020.
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values. Of the $26.04 billion of financial assets and liabilities measured at fair value at September 30, 2020, approximately $120.0 million, or 0.5%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $22.90 billion of financial assets and liabilities measured at fair value at December 31, 2019, approximately $179.6 million, or 0.8%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

ARCH CAPITAL	31	2020 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	32	2020 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	33	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the Company’s financial assets and liabilities measured at fair value by level at September 30, 2020:

		Estimated Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$7,965,599	$—	$7,965,586	$13
Mortgage backed securities	717,081	—	716,873	208
Municipal bonds	527,410	—	527,410	—
Commercial mortgage backed securities	374,360	—	374,360	—
U.S. government and government agencies	4,861,349	4,715,551	145,798	—
Non-U.S. government securities	2,302,646	—	2,302,646	—
Asset backed securities	1,767,192	—	1,763,845	3,347
Total	18,515,637	4,715,551	13,796,518	3,568

Short-term investments	2,039,097	2,013,582	25,515	—

Equity securities, at fair value	1,502,015	1,452,713	6,616	42,686

Derivative instruments (4)	130,494	—	130,494	—

Fair value option:
Corporate bonds	780,237	—	779,273	964
Non-U.S. government bonds	44,963	—	44,963	—
Mortgage backed securities	13,026	—	13,026	—
Municipal bonds	—	—	—	—
Commercial mortgage backed securities	1,150	—	1,150	—
Asset backed securities	175,790	—	175,790	—
U.S. government and government agencies	4,363	4,252	111	—
Short-term investments	468,704	360,883	107,821	—
Equity securities	91,445	27,766	156	63,523
Other investments	1,152,517	52,080	1,034,251	66,186
Other investments measured at net asset value (2)	1,017,380
Total	3,749,575	444,981	2,156,541	130,673

Total assets measured at fair value	$25,936,818	$8,626,827	$16,115,684	$176,927

Liabilities measured at fair value:
Contingent consideration liabilities	$(630)	$—	$—	$(630)
Securities sold but not yet purchased (3)	(24,909)	—	(24,909)	—
Derivative instruments (4)	(82,457)	—	(82,457)	—
Total liabilities measured at fair value	$(107,996)	$—	$(107,366)	$(630)

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
(4)    See note 9.

ARCH CAPITAL	34	2020 THIRD QUARTER FORM 10-Q

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
(4)    See note 9.

ARCH CAPITAL	35	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Assets						Liabilities
s	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Three Months Ended September 30, 2020
Balance at beginning of period	$3,450	$857	$998	$46,453	$61,447	$51,981	$(1,250)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(75)	(5,872)	(34)	885	2,076	(946)	—
Included in other comprehensive income	191	6,936	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	22,436	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(3,588)	—	(8,349)	—
Settlements	(11)	—	—	—	—	—	620
Transfers in and/or out of Level 3	—	(1,908)	—	—	—	—	—
Balance at end of period	$3,555	$13	$964	$66,186	$63,523	$42,686	$(630)

Three Months Ended September 30, 2019
Balance at beginning of period	$290	$7,642	$26,103	$95,273	$56,145	$51,212	$(7,825)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	—	(1,227)	(411)	127	(26)	(79)
Included in other comprehensive income	—	(301)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	3,713	—	12,119	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	(2,097)	(80)	—	(27,982)	—
Settlements	(18)	(456)	—	—	—	—	560
Transfers in and/or out of Level 3	5,449	1,860	—	(13,052)	—	—	—
Balance at end of period	$5,721	$8,745	$22,779	$85,443	$56,272	$35,323	$(7,344)

Nine Months Ended September 30, 2020
Balance at beginning of year	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	(130)	(5,865)	(34)	(129)	5,429	7,132	(72)
Included in other comprehensive income	(118)	397	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	66	22,460	—	3,464	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(27,946)	—	(23,799)	—
Settlements	(1,413)	(1,462)	—	—	—	—	7,440
Transfers in and/or out of Level 3	—	(1,908)	—	2,984	—	—	—
Balance at end of period	$3,555	$13	$964	$66,186	$63,523	$42,686	$(630)

Nine Months Ended September 30, 2019
Balance at beginning of year	$313	$8,141	$5,758	$62,705	$—	$—	$(66,665)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	1,757	—	(1,566)	(11,727)	127	(26)	(1,410)
Included in other comprehensive income	5	(317)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	429	—	3,713	—	12,119	—
Issuances	—	—	—	—	—	—	(548)
Sales	(1,757)	—	(5,332)	(228)	—	(27,982)	—
Settlements	(46)	(1,368)	—	(600)	—	—	61,279
Transfers in and/or out of Level 3	5,449	1,860	23,919	31,580	56,145	51,212	—
Balance at end of period	$5,721	$8,745	$22,779	$85,443	$56,272	$35,323	$(7,344)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).

ARCH CAPITAL	36	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2020, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At September 30, 2020, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.86 billion and had a fair value of $3.51 billion. At December 31, 2019, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.87 billion and had a fair value of $2.34 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
September 30, 2020
Futures contracts (2)	$23,605	$(9,357)	$2,804,901
Foreign currency forward contracts (2)	11,428	(3,256)	990,726
TBAs (3)	—	—	—
Other (2)	95,461	(69,844)	6,231,827
Total	$130,494	$(82,457)

December 31, 2019
Futures contracts (2)	$10,065	$(13,722)	$4,104,559
Foreign currency forward contracts (2)	5,352	(5,327)	686,878
TBAs (3)	55,010	—	53,229
Other (2)	33,529	(20,701)	4,356,300
Total	$103,956	$(39,750)
(1)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(2)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(3)    The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at September 30, 2020 or December 31, 2019.
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
At September 30, 2020, asset derivatives and liability derivatives of $109.7 million and $74.6 million, respectively, were subject to a master netting agreement, compared to $97.8 million and $37.8 million, respectively, at December 31, 2019. The remaining derivatives included in the preceding table were not subject to a master netting agreement.

ARCH CAPITAL	37	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in ‘net realized gains (losses)’ in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as	September 30,
hedging instruments:	2020	2019

Three Months Ended
Net realized gains (losses):
Futures contracts	$10,945	$46,194
Foreign currency forward contracts	10,813	2,044
TBAs	120	269
Other	(1,509)	(5,614)
Total	$20,369	$42,893

Nine Months Ended
Net realized gains (losses):
Futures contracts	$105,282	$140,503
Foreign currency forward contracts	3,466	(17,030)
TBAs	1,129	507
Other	36,845	18,750
Total	$146,722	$142,730
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
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $1.91 billion at September 30, 2020, compared to $1.69 billion at December 31, 2019.
Interest Paid
Interest paid on the Company’s senior notes and other borrowings were $60.6 million for the nine months ended September 30, 2020, consistent with $68.6 million for the 2019 period.
11.    Variable Interest Entities and Noncontrolling Interests

Watford
In March 2014, the Company invested $100.0 million and acquired 2,500,000 common shares, approximately 11% of Watford’s outstanding common equity. Watford’s common shares are listed on the Nasdaq Select Global Market under the ticker symbol “WTRE”. As of September 30, 2020, the Company owns approximately 13% of Watford’s outstanding common equity.
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

ARCH CAPITAL	38	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford are reported:

	September 30,	December 31,
	2020	2019
Assets
Investments accounted for using the fair value option	$1,937,037	$1,898,091
Fixed maturities available for sale, at fair value	649,781	745,708
Equity securities, at fair value	52,807	65,338
Cash	195,333	102,437
Accrued investment income	16,234	14,025
Premiums receivable	263,748	273,657
Reinsurance recoverable on unpaid and paid losses and LAE	263,293	170,973
Ceded unearned premiums	131,885	132,577
Deferred acquisition costs	58,583	64,044
Receivable for securities sold	1,730	16,287
Goodwill and intangible assets	7,650	7,650
Other assets	75,139	60,070
Total assets of consolidated VIE	$3,653,220	$3,550,857

Liabilities
Reserve for losses and loss adjustment expenses	$1,429,656	$1,263,628
Unearned premiums	459,476	438,907
Reinsurance balances payable	68,339	77,066
Revolving credit agreement borrowings	210,687	484,287
Senior notes	172,621	172,418
Payable for securities purchased	76,567	18,180
Other liabilities (1)	316,599	171,714
Total liabilities of consolidated VIE	$2,733,945	$2,626,200

Redeemable noncontrolling interests	$52,375	$52,305
(1)    Includes certain borrowings related to investing activities.
For the nine months ended September 30, 2020, Watford generated $133.6 million of cash provided by operating activities, $242.0 million of cash provided by investing activities and $279.7 million of cash used for financing activities, compared to $177.2 million of cash provided by operating activities, $181.2 million of cash used for investing activities and $22.2 million of cash provided by financing activities for the nine months ended September 30, 2019.
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 87% at September 30, 2020. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	September 30,
	2020	2019
Three Months Ended
Balance, beginning of period	$679,089	$855,347
Additional paid in capital attributable to noncontrolling interests	243	205
Amounts attributable to noncontrolling interests	67,768	136
Other comprehensive income (loss) attributable to noncontrolling interests	10,820	(764)
Balance, end of period	$757,920	$854,924

Nine Months Ended
Balance, beginning of year	$762,777	$791,560
Additional paid in capital attributable to noncontrolling interests	715	2,279
Repurchases attributable to non-redeemable noncontrolling interests (1)	(2,867)	—
Amounts attributable to noncontrolling interests	(578)	54,819
Other comprehensive income (loss) attributable to noncontrolling interests	(2,127)	6,266
Balance, end of period	$757,920	$854,924
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

ARCH CAPITAL	39	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth activity in the redeemable non-controlling interests:

	September 30,
	2020	2019
Three Months Ended
Balance, beginning of period	$55,986	$206,475
Redemption of noncontrolling interests	—	(157,709)
Accretion of preference share issuance costs	23	23
Other	1,826	—
Balance, end of period	$57,835	$48,789

Nine Months Ended
Balance, beginning of year	$55,404	$206,292
Redemption of noncontrolling interests	—	(157,709)
Accretion of preference share issuance costs	70	206
Other	2,361	—
Balance, end of period	$57,835	$48,789
The portion of income or loss attributable to third party investors, recorded in the Company’s consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests,’ are summarized in the table below:

	September 30,
	2020	2019
Three Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$(67,768)	$(136)
Amounts attributable to redeemable noncontrolling interests	(1,875)	(6,600)
Net (income) loss attributable to noncontrolling interests	$(69,643)	$(6,736)

Nine Months Ended
Amounts attributable to non-redeemable noncontrolling interests	$578	$(54,819)
Amounts attributable to redeemable noncontrolling interests	(4,998)	(15,778)
Net (income) loss attributable to noncontrolling interests	$(4,420)	$(70,597)
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

		Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total
Sep 30, 2020
Bellemeade 2017-1 Ltd. (Oct-17)	$145,573	$(432)	$2,104	$1,672
Bellemeade 2018-1 Ltd. (Apr-18)	250,095	(1,592)	4,821	3,229
Bellemeade 2018-2 Ltd. (Aug-18)	187,362	(641)	1,695	1,054
Bellemeade 2018-3 Ltd. (Oct-18)	302,563	(2,477)	7,261	4,784
Bellemeade 2019-1 Ltd. (Mar-19)	219,256	(1,062)	8,944	7,882
Bellemeade 2019-2 Ltd. (Apr-19)	398,316	(1,090)	11,369	10,279
Bellemeade 2019-3 Ltd. (Jul-19)	528,084	(975)	9,156	8,181
Bellemeade 2019-4 Ltd. (Oct-19)	468,737	(1,179)	12,722	11,543
Bellemeade 2020-1 Ltd. (Jun-20) (1)	406,534	(701)	7,590	6,889
Bellemeade 2020-2 Ltd. (Sep-20) (2)	423,420	(322)	9,081	8,759
Total	$3,329,940	$(10,471)	$74,743	$64,272
Dec 31, 2019
Bellemeade 2017-1 Ltd. (Oct-17)	$216,429	$(442)	$2,794	$2,352
Bellemeade 2018-1 Ltd. (Apr-18)	328,482	(1,574)	5,757	4,183
Bellemeade 2018-2 Ltd. (Aug-18)	437,009	(877)	2,524	1,647
Bellemeade 2018-3 Ltd. (Oct-18)	426,806	(1,113)	3,937	2,824
Bellemeade 2019-1 Ltd. (Mar-19)	257,358	(226)	3,027	2,801
Bellemeade 2019-2 Ltd. (Apr-19)	525,959	(78)	2,579	2,501
Bellemeade 2019-3 Ltd. (Jul-19)	656,523	(585)	9,273	8,688
Bellemeade 2019-4 Ltd. (Oct-19)	577,267	(302)	12,193	11,891
Total	$3,425,833	$(5,197)	$42,084	$36,887
(1)  An additional $79 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.

(2)  An additional $26 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.

ARCH CAPITAL	40	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Other Comprehensive Income (Loss)

The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Consolidated Statement of Income	Three Months Ended		Nine Months Ended
Details About	Line Item That Includes	September 30,		September 30,
AOCI Components	Reclassification	2020	2019	2020	2019

Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$87,871	$43,124	$416,432	$114,642
	Provision for credit losses	1,333		(4,762)
	Other-than-temporary impairment losses	—	(1,163)	(533)	(2,521)
	Total before tax	89,204	41,961	411,137	112,121
	Income tax (expense) benefit	(9,401)	(3,218)	(42,714)	(7,812)
	Net of tax	$79,803	$38,743	$368,423	$104,309

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three Months Ended September 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$119,265	$8,483	$110,782
Less reclassification of net realized gains (losses) included in net income	89,204	9,401	79,803
Foreign currency translation adjustments	16,918	209	16,709
Other comprehensive income (loss)	$46,979	$(709)	$47,688

Three Months Ended September 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$70,449	$11,159	$59,290
Less reclassification of net realized gains (losses) included in net income	41,961	3,218	38,743
Foreign currency translation adjustments	(16,507)	(83)	(16,424)
Other comprehensive income (loss)	$11,981	$7,858	$4,123

Nine Months Ended September 30, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$611,390	$65,099	$546,291
Less reclassification of net realized gains (losses) included in net income	411,137	42,714	368,423
Foreign currency translation adjustments	(5,911)	(182)	(5,729)
Other comprehensive income (loss)	$194,342	$22,203	$172,139

Nine Months Ended September 30, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$573,513	$65,863	$507,650
Less reclassification of net realized gains (losses) included in net income	112,121	7,812	104,309
Foreign currency translation adjustments	(6,454)	187	(6,641)
Other comprehensive income (loss)	$454,938	$58,238	$396,700

ARCH CAPITAL	41	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Income Taxes

The Company’s income tax provision on income before income taxes resulted in an effective tax rate of 8.2% for the nine months ended September 30, 2020, compared to 8.5% for the 2019 period.
The Company’s effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
The Company had a net deferred tax asset of $29.7 million at September 30, 2020, compared to a net deferred tax liability of $53.5 million at December 31, 2019. The change is primarily a result of fluctuations in the contingency reserve. In addition, the Company paid $146.8 million and $47.1 million of income taxes for the nine months ended September 30, 2020 and 2019, respectively.
14.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2020, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

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
In the 2019 fourth quarter, Barbican Group Holdings Limited (“Barbican”), a wholly owned subsidiary of the Company, entered into certain reinsurance and related transactions with Premia pursuant to which Premia assumed a transfer of liability for the 2018 and prior years of account of Barbican as of July 1, 2019. Barbican recorded reinsurance recoverable on unpaid and paid losses and funds held liability of $175.8 million and $150.2 million, respectively, at September 30, 2020, compared to $177.7 million and $180.0 million, respectively, at December 31, 2019. Certain directors and executive officers of the Company own common and preference shares of Watford. See note 11, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford.

ARCH CAPITAL	42	2020 THIRD QUARTER FORM 10-Q

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.    Subsequent Events

Bellemeade Re 2020-3 Ltd.
In November 2020, the Company’s first-lien U.S. mortgage insurance subsidiaries entered into an aggregate excess of loss reinsurance agreement with Bellemeade Re 2020-3 Ltd. (“Bellemeade 2020-3”), a special purpose reinsurance company domiciled in Bermuda. The Bellemeade 2020-3 agreement provides for up to $451.8 million of aggregate excess of loss reinsurance coverage at inception in excess of $173.8 million of aggregate losses for new delinquencies on a portfolio of in-force policies primarily issued from June 1 through August 31, 2020. The coverage amount decreases over a ten-year period as the underlying covered mortgages amortize.
Bellemeade 2020-3 financed the coverage through the issuance of mortgage insurance-linked notes in an aggregate amount of approximately $418.2 million to unrelated investors (the “Notes”) and an additional $33.7 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers. The maturity date of the Notes is October 25, 2030. The Notes will be redeemed prior to maturity upon the occurrence of a mandatory termination event or if the ceding insurers trigger a termination of the reinsurance agreement following the occurrence of an optional termination event. All of the proceeds paid to Bellemeade 2020-3 from the sale of the Notes were deposited into a reinsurance trust as security for Bellemeade 2020-3’s obligations. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.

Watford
In November 2020, the Company announced a revised definitive agreement under which it will acquire, in partnership with funds managed by Warburg Pincus LLC (“Warburg Pincus”) and Kelso & Company (“Kelso”), all of the common shares of Watford for $35.00 per share or approximately $700 million. The transaction is expected to close in the first quarter of 2021 and remains subject to customary closing conditions, including regulatory and shareholder approvals. Under the merger agreement, the Company assigned its current interests and obligations in Watford to a newly formed subsidiary which will acquire the outstanding shares of Watford. At closing, the Company will own approximately 40% of Watford, Warburg Pincus and Kelso will each own approximately 30%.

ARCH CAPITAL	43	2020 THIRD QUARTER FORM 10-Q

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
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “Arch”, “we” or “us”) is a Bermuda public limited liability company with approximately $15.2 billion in capital at September 30, 2020 and, through operations in Bermuda, the United States, Europe, Canada, Australia and Hong Kong, writes insurance, reinsurance and mortgage insurance on a worldwide basis.
CURRENT OUTLOOK

In keeping with our longstanding underwriting approach we look for acceptable books of business to underwrite without sacrificing discipline and continue to write a portion of our overall book in catastrophe-exposed business which has the potential to increase the volatility of our operating results. From an operating perspective, the 2020 third quarter reflected the benefits of rate improvements as all three of our underwriting segments are seeing attractive opportunities to grow at acceptable rates of return.
Consequently, these rate improvements have enabled us to continue to expand writings in our property casualty segments as risk adjusted returns are increasingly achieved. We know from experience that this is an opportune time to significantly expand our participation into this hardening market. In the insurance segment, our rate increases for the third quarter averaged over 11% and we believe that this trend of increasing rates will continue through 2021. To support this growth, we raised an additional $1.0 billion of capital in the form of long-term senior notes at the end of June 2020 and continue to deploy capital to those lines that provide the best expected returns.
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
For the 2020 third quarter and nine months ended September 30, 2020, we recorded $11.9 million and $271.6 million, respectively, for COVID-19 losses across our property casualty segments. We continue to have limited information to accurately quantify our potential exposure to the pandemic in certain areas but have established IBNR reserves for occurrences based on policy terms and conditions including limits, sub-limits, and deductibles. These reserves were recorded across a number of lines of business, such as trade credit, travel, workers compensation and property where we have limited exposure to policies that do not contain a specific pandemic exclusion and/or explicitly afford business interruption coverage under a pandemic. Given the unusual circumstances and breadth of the pandemic, we have classified COVID-19 losses as a catastrophe.
For our U.S. primary mortgage operations, reported delinquencies were 4.69% at September 30, 2020, compared to 5.14% at June 30, 2020. Delinquencies continue to be better than our expectations at the beginning of the COVID-19 pandemic. We believe that the mortgage insurance industry is benefiting from solid credit quality of loan originations in the years after the 2008 Great Financial Crisis, a favorable supply and demand imbalance in housing and government intervention. However, delinquency rates remain at elevated levels, reflecting the impact of the recession and forbearance programs under the CARES Act to borrowers experiencing a hardship during COVID-19. Forbearance allows for mortgage payments to be suspended for up to 360 days along with a suspension of foreclosures and evictions. See “Results of Operations—Mortgage Segment” for further details on our mortgage operations.

ARCH CAPITAL	44	2020 THIRD QUARTER FORM 10-Q

Record mortgage originations fueled by low mortgage rates are continuing to create surges in both purchase and refinancing activity. There remains significant uncertainty on the economy’s health and the lack of a full understanding on how COVID-19 may impact individual borrowers and, as such, caution is warranted on predicting how this will ultimately affect our results of operations.
We believe that delinquency rates could increase in the future from the current level, as additional borrowers may request forbearance on their mortgage loans under the CARES Act. We would record loss reserves on these delinquencies which would result in elevated levels of incurred losses over the coming quarters. Over time, we would expect many of these delinquencies to cure and revert back to performing loans as the economy returns to a less-stressed state. At this time, we do not have enough visibility to predictably forecast the rate at which forbearance delinquencies will be reported to us, cure or ultimately turn into claims on an annual, let alone a quarterly basis. That said, based on our current analysis which tells us that the pandemic will represent an earnings event for our mortgage segment and not a capital event, our current expectation continues to be that our pre-tax underwriting income for the entire mortgage segment will be significantly lower than in 2019. However, there is likely to be variability in underwriting income between quarters based on the timing of receipt of notice of defaults. For further discussion of the potential impacts of COVID-19, see “ITEM 1A—Risk Factors”.
Arch remains committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” Such programs have continued to generate business. In addition, we completed Bellemeade risk transfers in June, September and November 2020, increasing our protection for mortgage tail risk. The Bellemeade structures provide approximately $3.9 billion of aggregate reinsurance coverage.

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
Book value per share was $28.75 at September 30, 2020, compared to $27.62 at June 30, 2020 and $25.61 at September 30, 2019. The 4.1% increase for the 2020 third quarter reflected the impact of total return on investments, partially offset by the impact of catastrophic events including COVID-19 on underwriting results, while the 12.2% increase over the trailing twelve months reflected strong underwriting results and investment returns.
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
Our Operating ROAE was 4.2% for the 2020 third quarter, compared to 10.3% for the 2019 third quarter, and 3.9% for nine months ended September 30, 2020, compared to 12.0% for the 2019 period. The lower 2020 returns reflected the impact of elevated catastrophic activity including COVID-19 on underwriting results and lower investment income than in the 2019 periods.
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

ARCH CAPITAL	45	2020 THIRD QUARTER FORM 10-Q

our total return compared to the benchmark return against which we measured our portfolio during the periods. See “Comment on Non-GAAP Financial Measures.”

	Arch Portfolio	Benchmark Return
Pre-tax total return (before investment expenses):
2020 Third Quarter	2.30%	2.41%
2019 Third Quarter	1.00%	0.70%

Nine Months Ended September 30, 2020	5.19%	3.67%
Nine Months Ended September 30, 2019	6.20%	5.79%

Total return for the 2020 third quarter reflected the impact of lower interest rates on our fixed income portfolio. In addition, returns from our equity and alternative investments contributed approximately 40% of the total return for the quarter. The total return for the nine months ended September 30, 2020 outperformed our benchmark return index.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At September 30, 2020, the benchmark return index had an average credit quality of “Aa3” by Moody’s Investors Service (“Moody’s”), and an estimated duration of 3.06 years.
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

ARCH CAPITAL	46	2020 THIRD QUARTER FORM 10-Q

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

ARCH CAPITAL	47	2020 THIRD QUARTER FORM 10-Q

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income available to Arch common shareholders	$408,636	$382,050	$830,768	$1,278,726
Net realized (gains) losses	(219,726)	(77,959)	(517,007)	(316,882)
Equity in net (income) loss of investment funds accounted for using the equity method	(126,735)	(17,130)	(57,407)	(96,533)
Net foreign exchange (gains) losses	39,462	(30,160)	17,003	(29,100)
Transaction costs and other	1,674	1,995	5,246	5,363
Income tax expense (1)	17,010	2,156	48,088	12,708
After-tax operating income available to Arch common shareholders	$120,321	$260,952	$326,691	$854,282

Beginning common shareholders’ equity	$11,211,825	$9,977,352	$10,717,371	$8,659,827
Ending common shareholders’ equity	11,671,997	10,378,096	11,671,997	10,378,096
Average common shareholders’ equity	$11,441,911	$10,177,724	$11,194,684	$9,518,962

Annualized return on average common equity %	14.3	15.0	9.9	17.9
Annualized operating return on average common equity %	4.2	10.3	3.9	12.0
(1) Income tax expense on net realized gains or losses, equity in net income or loss of investment funds accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.

ARCH CAPITAL	48	2020 THIRD QUARTER FORM 10-Q

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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Three Months Ended September 30,
	2020	2019	% Change
Gross premiums written	$1,206,328	$1,005,874	19.9
Premiums ceded	(382,167)	(302,034)
Net premiums written	824,161	703,840	17.1
Change in unearned premiums	(105,007)	(98,504)
Net premiums earned	719,154	605,336	18.8
Other underwriting income (loss)	(31)	—
Losses and loss adjustment expenses	(525,321)	(422,782)
Acquisition expenses	(102,420)	(91,259)
Other operating expenses	(122,541)	(115,408)
Underwriting income (loss)	$(31,159)	$(24,113)	(29.2)

Underwriting Ratios			% Point Change
Loss ratio	73.0%	69.8%	3.2
Acquisition expense ratio	14.2%	15.1%	(0.9)
Other operating expense ratio	17.0%	19.1%	(2.1)
Combined ratio	104.2%	104.0%	0.2

	Nine Months Ended September 30,
	2020	2019	% Change
Gross premiums written	$3,444,335	$2,867,753	20.1
Premiums ceded	(1,119,165)	(914,751)
Net premiums written	2,325,170	1,953,002	19.1
Change in unearned premiums	(202,188)	(201,719)
Net premiums earned	2,122,982	1,751,283	21.2
Other underwriting income (loss)	(31)	—
Losses and loss adjustment expenses	(1,550,632)	(1,168,677)
Acquisition expenses	(317,428)	(265,177)
Other operating expenses	(370,947)	(338,327)
Underwriting income (loss)	$(116,056)	$(20,898)	(455.3)

Underwriting Ratios			% Point Change
Loss ratio	73.0%	66.7%	6.3
Acquisition expense ratio	15.0%	15.1%	(0.1)
Other operating expense ratio	17.5%	19.3%	(1.8)
Combined ratio	105.5%	101.1%	4.4
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

ARCH CAPITAL	49	2020 THIRD QUARTER FORM 10-Q

managers with unique expertise and niche products offering general liability, commercial automobile, inland marine and property business with minimal catastrophe exposure.
•Property, energy, marine and aviation: primary and excess general property insurance coverages, including catastrophe-exposed property coverage, for commercial clients. Coverages for marine include hull, war, specie and liability. Aviation and standalone terrorism are also offered.
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
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$152,193	18.5	$97,966	13.9
Professional lines	199,163	24.2	137,569	19.5
Programs	123,768	15.0	120,039	17.1
Construction and national accounts	88,790	10.8	98,522	14.0
Excess and surplus casualty	78,889	9.6	62,843	8.9
Travel, accident and health	28,972	3.5	75,192	10.7
Lenders products	60,830	7.4	31,005	4.4
Other	91,556	11.1	80,704	11.5
Total	$824,161	100.0	$703,840	100.0
2020 Third Quarter versus 2019 Period. Gross premiums written by the insurance segment in the 2020 third quarter were 19.9% higher than in the 2019 third quarter, while net premiums written were 17.1% higher. The higher level of net premiums written reflected increases across most lines of business, due in part to new business opportunities, rate increases and growth in existing accounts, partially offset by a decrease in travel business, reflecting the ongoing impact of the COVID-19 global pandemic.

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$439,579	18.9	$272,271	13.9
Professional lines	526,180	22.6	388,482	19.9
Programs	341,230	14.7	329,882	16.9
Construction and national accounts	261,933	11.3	254,765	13.0
Excess and surplus casualty	209,011	9.0	166,474	8.5
Travel, accident and health	183,015	7.9	239,833	12.3
Lenders products	117,812	5.1	75,793	3.9
Other	246,410	10.6	225,502	11.5
Total	$2,325,170	100.0	$1,953,002	100.0
Nine Months Ended September 30, 2020 versus 2019 Period. Gross premiums written by the insurance segment for the nine months ended September 30, 2020 were 20.1% higher than in the 2019 period, while net premiums written were 19.1% higher. The higher level of net premiums written reflected increases in most lines of business, primarily due to new business opportunities, rate increases and growth in existing accounts. Such amounts were partially offset by a decrease in travel business, primarily due to the ongoing impact of COVID-19.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$133,827	18.6	$80,246	13.3
Professional lines	168,502	23.4	135,343	22.4
Programs	104,861	14.6	104,432	17.3
Construction and national accounts	95,386	13.3	81,472	13.5
Excess and surplus casualty	69,978	9.7	53,991	8.9
Travel, accident and health	36,726	5.1	81,952	13.5
Lenders products	33,401	4.6	(5,724)	(0.9)
Other	76,473	10.6	73,624	12.2
Total	$719,154	100.0	$605,336	100.0

ARCH CAPITAL	50	2020 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$365,791	17.2	$208,879	11.9
Professional lines	475,014	22.4	365,801	20.9
Programs	322,203	15.2	304,605	17.4
Construction and national accounts	286,691	13.5	234,198	13.4
Excess and surplus casualty	196,041	9.2	144,218	8.2
Travel, accident and health	166,218	7.8	237,163	13.5
Lenders products	81,855	3.9	41,078	2.3
Other	229,169	10.8	215,341	12.3
Total	$2,122,982	100.0	$1,751,283	100.0
Net premiums written are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Net premiums earned in the 2020 third quarter were 18.8% higher than in the 2019 third quarter. For the nine months ended September 30, 2020, net premiums earned were 21.2% higher than in the 2019 period. Net premiums earned reflect changes in net premiums written over the previous five quarters.
Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Current year	73.3%	70.5%	73.3%	67.4%
Prior period reserve development	(0.3)%	(0.7)%	(0.3)%	(0.7)%
Loss ratio	73.0%	69.8%	73.0%	66.7%
Current Year Loss Ratio.
2020 Third Quarter versus 2019 Period. The insurance segment’s current year loss ratio in the 2020 third quarter was 2.8 points higher than in the 2019 third quarter. The 2020 third quarter loss ratio reflected 10.3 points of current year catastrophic activity, primarily related to Hurricanes Isaias, Laura and Sally, including 0.5 points related to COVID-19 exposure, compared to 4.3 points of catastrophic activity for the 2019 third quarter.
Nine Months Ended September 30, 2020 versus 2019 Period. The insurance segment’s current year loss ratio for the nine months ended September 30, 2020 was 5.9 points higher than in the 2019 period. The loss ratio for the nine months ended September 30, 2020 reflected 9.9 points of current year catastrophic activity, including 5.5 points for exposure related to COVID-19, compared to 1.6 points of catastrophic activity in the 2019 period. The balance of the change in the 2020 loss ratios resulted, in part, from changes in mix of business, the level of attritional losses and the effect of rate increases.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $2.3 million, or 0.3 points, for the 2020 third quarter, compared to $4.4 million, or 0.7 points, for the 2019 third quarter, and $5.9 million, or 0.3 points, for the nine months ended September 30, 2020, compared to $11.4 million, or 0.7 points, for the 2019 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
2020 Third Quarter versus 2019 Period. The insurance segment’s underwriting expense ratio was 31.2% in the 2020 third quarter, compared to 34.2% in the 2019 third quarter, with the decrease primarily due to growth in net premiums earned.
Nine Months Ended September 30, 2020 versus 2019 Period. The insurance segment’s underwriting expense ratio was 32.5% for the nine months ended September 30, 2020, compared to 34.4% for the 2019 period, with the decrease primarily due to growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Three Months Ended September 30,
	2020	2019	% Change
Gross premiums written	$1,004,590	$662,572	51.6
Premiums ceded	(400,388)	(226,096)
Net premiums written	604,202	436,476	38.4
Change in unearned premiums	(49,704)	(72,621)
Net premiums earned	554,498	363,855	52.4
Other underwriting income (loss)	298	(1,208)
Losses and loss adjustment expenses	(422,084)	(270,379)
Acquisition expenses	(85,388)	(62,393)
Other operating expenses	(41,818)	(32,533)
Underwriting income (loss)	$5,506	$(2,658)	307.1

Underwriting Ratios			% Point Change
Loss ratio	76.1%	74.3%	1.8
Acquisition expense ratio	15.4%	17.1%	(1.7)
Other operating expense ratio	7.5%	8.9%	(1.4)
Combined ratio	99.0%	100.3%	(1.3)

ARCH CAPITAL	51	2020 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2020	2019	% Change
Gross premiums written	$2,934,174	$1,890,974	55.2
Premiums ceded	(967,698)	(627,120)
Net premiums written	1,966,476	1,263,854	55.6
Change in unearned premiums	(388,321)	(186,450)
Net premiums earned	1,578,155	1,077,404	46.5
Other underwriting income	1,767	4,393
Losses and loss adjustment expenses	(1,235,586)	(751,147)
Acquisition expenses	(255,516)	(173,504)
Other operating expenses	(125,831)	(102,197)
Underwriting income (loss)	$(37,011)	$54,949	(167.4)

Underwriting Ratios			% Point Change
Loss ratio	78.3%	69.7%	8.6
Acquisition expense ratio	16.2%	16.1%	0.1
Other operating expense ratio	8.0%	9.5%	(1.5)
Combined ratio	102.5%	95.3%	7.2
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
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$223,880	37.1	$118,671	27.2
Property catastrophe	42,125	7.0	23,597	5.4
Other specialty	159,969	26.5	94,072	21.6
Casualty	142,401	23.6	178,802	41.0
Marine and aviation	27,839	4.6	10,181	2.3
Other	7,988	1.3	11,153	2.6
Total	$604,202	100.0	$436,476	100.0
2020 Third Quarter versus 2019 Period. Gross premiums written by the reinsurance segment in the 2020 third quarter were 51.6% higher than in the 2019 third quarter, while net premiums written were 38.4% higher. The higher level of net premiums written primarily reflected increases in property and other specialty lines, mainly due to new business and rate increases.

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$546,443	27.8	$317,461	25.1
Property catastrophe	248,893	12.7	73,574	5.8
Other specialty	562,296	28.6	363,723	28.8
Casualty	438,330	22.3	425,311	33.7
Marine and aviation	109,996	5.6	41,758	3.3
Other	60,518	3.1	42,027	3.3
Total	$1,966,476	100.0	$1,263,854	100.0
Nine Months Ended September 30, 2020 versus 2019 Period. Gross premiums written by the reinsurance segment for the nine months ended September 30, 2020 were 55.2% higher than in the 2019 period, while net premiums written were 55.6% higher than in the 2019 period. The increase in net premiums written reflected growth across all lines of business due to new business and rate increases. The 2020 period was affected by the presence of an $88 million loss portfolio transfer contract, written and fully earned in the period in the

ARCH CAPITAL	52	2020 THIRD QUARTER FORM 10-Q

other specialty line of business. The growth in net premiums written also reflected increases in most lines of business, primarily due to growth in existing accounts, new business, and rate increases.
Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$163,081	29.4	$90,358	24.8
Property catastrophe	69,524	12.5	22,617	6.2
Other specialty	141,201	25.5	112,349	30.9
Casualty	136,421	24.6	116,242	31.9
Marine and aviation	26,744	4.8	11,798	3.2
Other	17,527	3.2	10,491	2.9
Total	$554,498	100.0	$363,855	100.0

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$399,752	25.3	$259,629	24.1
Property catastrophe	177,750	11.3	59,886	5.6
Other specialty	467,592	29.6	370,443	34.4
Casualty	404,248	25.6	311,030	28.9
Marine and aviation	76,562	4.9	35,355	3.3
Other	52,251	3.3	41,061	3.8
Total	$1,578,155	100.0	$1,077,404	100.0
Net premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Net premiums earned by the reinsurance segment in the 2020 third quarter were 52.4% higher than in the 2019 third quarter. For the nine months ended September 30, 2020, net premiums earned were 46.5% higher than in the 2019 period.
Other Underwriting Income (Loss).
Other underwriting income for the 2020 third quarter was $0.3 million, compared to a loss of $1.2 million for the 2019 third quarter, and income of $1.8 million for the nine months ended September 30, 2020, compared to income of $4.4 million for the 2019 period.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Current year	83.7%	78.5%	84.2%	72.1%
Prior period reserve development	(7.6)%	(4.2)%	(5.9)%	(2.4)%
Loss ratio	76.1%	74.3%	78.3%	69.7%
Current Year Loss Ratio.
2020 Third Quarter versus 2019 Period. The reinsurance segment’s current year loss ratio in the 2020 third quarter was 5.2 points higher than in the 2019 third quarter. The 2020 third quarter loss ratio reflected 26.1 points of current year catastrophic activity, primarily related to Hurricanes Laura and Sally the Derecho Windstorm, including 1.5 points related to COVID-19. The 2019 third quarter included 12.2 points of catastrophic activity, primarily related to Hurricane Dorian and Typhoon Faxai.
Nine Months Ended September 30, 2020 versus 2019 Period. The reinsurance segment’s current year loss ratio for the nine months ended September 30, 2020 was 12.1 points higher than in the 2019 period. The loss ratio for the nine months ended September 30, 2020 reflected 21.6 points of current year catastrophic activity, including 9.8 points for exposure related to COVID-19, compared to 5.3 points for the 2019 period. The balance of the change in the 2020 loss ratios resulted, in part, from changes in mix of business, the level of attritional losses and the effect of rate increases.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $42.0 million, or 7.6 points, for the 2020 third quarter, compared to $15.3 million, or 4.2 points, for the 2019 third quarter, and $93.8 million, or 5.9 points, for the nine months ended September 30, 2020, compared to $26.3 million, or 2.4 points, for the 2019 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
2020 Third Quarter versus 2019 Period. The underwriting expense ratio for the reinsurance segment was 22.9% in the 2020 third quarter, compared to 26.0% in the 2019 third quarter, with the decrease primarily due to growth in net premiums earned.

ARCH CAPITAL	53	2020 THIRD QUARTER FORM 10-Q

Nine Months Ended September 30, 2020 versus 2019 Period. The underwriting expense ratio for the reinsurance segment was 24.2% for the nine months ended September 30, 2020, compared to 25.6% for the 2019 period, with the decrease primarily due to growth in net premiums earned.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company (together, “Arch MI U.S.”), mortgage reinsurance by Arch Reinsurance Ltd. (“Arch Re Bermuda”) to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe through Arch Insurance (EU) Designated Activity Company (“Arch Insurance EU”), in Hong Kong through Arch MI Asia Limited (“Arch MI Asia”); in Australia through Arch LMI Pty Ltd (“Arch LMI”); and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
The following tables set forth our mortgage segment’s underwriting results.

	Three Months Ended September 30,
	2020	2019	% Change
Gross premiums written	$346,248	$375,092	(7.7)
Premiums ceded	(47,783)	(57,703)
Net premiums written	298,465	317,389	(6.0)
Change in unearned premiums	52,944	25,611
Net premiums earned	351,409	343,000	2.5
Other underwriting income	4,600	3,955
Losses and loss adjustment expenses	(153,055)	(13,080)
Acquisition expenses	(35,716)	(34,396)
Other operating expenses	(36,708)	(37,003)
Underwriting income	$130,530	$262,476	(50.3)

Underwriting Ratios			% Point Change
Loss ratio	43.6%	3.8%	39.8
Acquisition expense ratio	10.2%	10.0%	0.2
Other operating expense ratio	10.4%	10.8%	(0.4)
Combined ratio	64.2%	24.6%	39.6

	Nine Months Ended September 30,
	2020	2019	% Change
Gross premiums written	$1,084,337	$1,095,607	(1.0)
Premiums ceded	(136,154)	(149,358)
Net premiums written	948,183	946,249	0.2
Change in unearned premiums	113,965	72,436
Net premiums earned	1,062,148	1,018,685	4.3
Other underwriting income	15,649	11,867
Losses and loss adjustment expenses	(444,721)	(50,226)
Acquisition expenses	(108,304)	(98,722)
Other operating expenses	(120,178)	(116,697)
Underwriting income	$404,594	$764,907	(47.1)

Underwriting Ratios			% Point Change
Loss ratio	41.9%	4.9%	37.0
Acquisition expense ratio	10.2%	9.7%	0.5
Other operating expense ratio	11.3%	11.5%	(0.2)
Combined ratio	63.4%	26.1%	37.3
Premiums Written.
The following tables set forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$245,971	82.4	$260,202	82.0
Other	52,494	17.6	57,187	18.0
Total	$298,465	100.0	$317,389	100.0
2020 Third Quarter versus 2019 Period. Gross premiums written by the mortgage segment in the 2020 third quarter were 7.7% lower than in the 2019 third quarter, while net premiums written were 6.0% lower, primarily reflecting a reduction in U.S. primary mortgage insurance in force due to mortgage refinance activity and a lower contribution from single premium policies. Net premiums written for the 2020 third quarter also reflected a lower level of ceded premiums on U.S. primary mortgage insurance business.

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$771,203	81.3	$774,356	81.8
Other	176,980	18.7	171,893	18.2
Total	$948,183	100.0	$946,249	100.0
Nine Months Ended September 30, 2020 versus 2019 Period. Gross premiums written by the mortgage segment for the nine months ended September 30, 2020 were 1.0% lower than in the 2019 period, while net premiums written for the nine months ended September 30, 2020 were 0.2% higher than in the 2019 period.

ARCH CAPITAL	54	2020 THIRD QUARTER FORM 10-Q

The persistency rate, which represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period, of which the Arch MI U.S. portfolio of mortgage insurance policies was 62.5% at September 30, 2020, reflecting the higher level of mortgage refinancing activity, compared to 75.7% at December 31, 2019.
The following tables provide details on the new insurance written (“NIW”) generated by Arch MI U.S. NIW represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$32,787		$25,313

Credit quality (FICO):
>=740	$21,160	64.5	$15,204	60.1
680-739	10,562	32.2	8,725	34.5
620-679	1,065	3.2	1,384	5.5
Total	$32,787	100.0	$25,313	100.0

Loan-to-value (LTV):
95.01% and above	$2,561	7.8	$3,182	12.6
90.01% to 95.00%	13,967	42.6	10,409	41.1
85.01% to 90.00%	10,052	30.7	7,762	30.7
85.00% and below	6,207	18.9	3,960	15.6
Total	$32,787	100.0	$25,313	100.0

Monthly vs. single:
Monthly	$31,928	97.4	$23,358	92.3
Single	859	2.6	1,955	7.7
Total	$32,787	100.0	$25,313	100.0

Purchase vs. refinance:
Purchase	$24,256	74.0	$19,068	75.3
Refinance	8,531	26.0	6,245	24.7
Total	$32,787	100.0	$25,313	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.

(U.S. Dollars in millions)	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Total new insurance written (NIW) (1)	$74,116		$53,681

Credit quality (FICO):
>=740	$47,080	63.5	$31,416	58.5
680-739	24,130	32.6	18,905	35.2
620-679	2,906	3.9	3,360	6.3
Total	$74,116	100.0	$53,681	100.0

Loan-to-value (LTV):
95.01% and above	$6,177	8.3	$7,520	14.0
90.01% to 95.00%	30,569	41.2	22,881	42.6
85.01% to 90.00%	23,521	31.7	15,937	29.7
85.00% and below	13,849	18.7	7,343	13.7
Total	$74,116	100.0	$53,681	100.0

Monthly vs. single:
Monthly	$71,011	95.8	$49,556	92.3
Single	3,105	4.2	4,125	7.7
Total	$74,116	100.0	$53,681	100.0

Purchase vs. refinance:
Purchase	$51,511	69.5	$44,349	82.6
Refinance	22,605	30.5	9,332	17.4
Total	$74,116	100.0	$53,681	100.0
(1)Represents the original principal balance of all loans that received coverage during the period.
Net Premiums Earned.
The following tables set forth our mortgage segment’s net premiums earned by underwriting location:

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$290,451	82.7	$287,064	83.7
Other	60,958	17.3	55,936	16.3
Total	$351,409	100.0	$343,000	100.0
2020 Third Quarter versus 2019 Period. Net premiums earned for the 2020 third quarter were 2.5% higher than in the 2019 third quarter, and reflected a higher level of single premiums earned as a result of policy terminations due to mortgage refinance activity, which more than offset the reduction in U.S. primary mortgage insurance in force noted above.

ARCH CAPITAL	55	2020 THIRD QUARTER FORM 10-Q

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Underwriting location:
United States	$884,265	83.3	$843,599	82.8
Other	177,883	16.7	175,086	17.2
Total	$1,062,148	100.0	$1,018,685	100.0
Nine Months Ended September 30, 2020 versus 2019 Period. Net premiums earned for the nine months ended September 30, 2020 were 4.3% higher than in the 2019 period, primarily reflecting a higher level of single premiums earned as a result of policy terminations due to mortgage refinance activity.
Other Underwriting Income.
Other underwriting income, which is primarily related to older GSE credit risk-sharing transactions receiving derivative accounting treatment and to a lesser extent contract underwriting fees, was $4.6 million for the 2020 third quarter, compared to $4.0 million for the 2019 third quarter.
Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Current year	44.9%	13.4%	42.9%	14.0%
Prior period reserve development	(1.3)%	(9.6)%	(1.0)%	(9.1)%
Loss ratio	43.6%	3.8%	41.9%	4.9%
Current Year Loss Ratio.
2020 Third Quarter versus 2019 Period. The mortgage segment’s current year loss ratio was 31.5 points higher in the 2020 third quarter than in the 2019 third quarter. The percentage of loans in default on U.S. primary mortgage business was 4.69% at September 30, 2020, compared to 1.48% at September 30, 2019. For U.S. primary mortgage insurance, loss reserving under GAAP is based on reported delinquencies.
Nine Months Ended September 30, 2020 versus 2019 Period. The mortgage segment’s current year loss ratio was 28.9 points higher for the nine months ended September 30, 2020 than for the 2019 period.
Incurred losses for the 2020 periods reflected elevated delinquency rates due, in part, to financial stress from the COVID-19 pandemic. Segregating estimated losses due to COVID-19 from the overall mortgage segment estimated losses would require knowledge of the number of delinquencies specifically attributable to COVID-19. As this exercise cannot be performed accurately, the Company is not reporting COVID-19 provisions separately from its overall loss provisions.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $4.5 million, or 1.3 points, for the 2020 third quarter, compared to $33.0 million, or 9.6 points, for the 2019 third quarter, and $10.8 million, or 1.0 points, for the nine months ended September 30, 2020, compared to $92.5 million, or 9.1 points, for the 2019 period. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
2020 Third Quarter versus 2019 Period. The underwriting expense ratio for the mortgage segment was 20.6% in the 2020 third quarter, consistent with 20.8% in the 2019 third quarter.
Nine Months Ended September 30, 2020 versus 2019 Period. The underwriting expense ratio for the mortgage segment was 21.5% for the nine months ended September 30, 2020, consistent with 21.2% for the 2019 period.
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

ARCH CAPITAL	56	2020 THIRD QUARTER FORM 10-Q

Net Investment Income.
The components of net investment income were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed maturities	$84,608	$109,953	$277,862	$331,939
Equity securities	6,659	3,581	18,312	9,321
Short-term investments	1,162	3,432	5,444	11,178
Other (1)	24,594	24,170	62,898	67,229
Gross investment income	117,023	141,136	364,516	419,667
Investment expenses (2)	(17,166)	(14,262)	(50,600)	(48,506)
Net investment income	$99,857	$126,874	$313,916	371,161
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other items.
(2)    Investment expenses were approximately 0.32% of average invested assets for the 2020 third quarter, consistent with 0.31% for the 2019 third quarter, and 0.31% for the nine months ended September 30, 2020, compared to 0.33% for the 2019 period.
The lower level of net investment income for the 2020 periods primarily related to lower yields available in the financial market. The pre-tax investment income yield, calculated based on amortized cost and on an annualized basis, was 1.76% for the 2020 third quarter, compared to 2.58% for the 2019 third quarter, and 1.94% for the nine months ended September 30, 2020, compared to 2.62% for the 2019 period.
Corporate Expenses.
Corporate expenses were $16.3 million for the 2020 third quarter, compared to $15.1 million for the 2019 third quarter, and $51.4 million for the nine months ended September 30, 2020, compared to $47.9 million for the 2019 period. The increase in corporate expenses primarily reflected higher professional fees and other costs.
Transaction Costs and Other.
Transaction costs and other were $1.7 million for the 2020 third quarter, compared to $2.0 million for the 2019 third quarter, and $5.2 million for the nine months ended September 30, 2020, consistent with $5.4 million for the 2019 period. Amounts in the 2020 period are primarily related to recent acquisition activity.
Amortization of Intangible Assets.
Amortization of intangible assets for the 2020 third quarter was $16.7 million, compared to $20.0 million for the 2019 third quarter, and $49.8 million for the nine months ended
September 30, 2020, compared to $60.2 million for the 2019 period. Such expenses are primarily related to the UGC acquisition and other acquisitions in late 2018 to 2019. See the consolidated financial statements contained in our 2019 Form 10-K for disclosures on our amortization pattern.
Interest Expense.
Interest expense was $36.2 million for the 2020 third quarter, compared to the $23.2 million for the 2019 third quarter and $86.6 million for the nine months ended September 30, 2020, compared to $70.1 million for the 2019 period. The higher level of interest expense mainly resulted from the issuance of $1.0 billion of 3.635% senior notes in June 2020. The increase in the 2020 period also reflected an increase in interest expense related to funds held liabilities.
Net Realized Gains or Losses.
We recorded net realized gains of $211.0 million for the 2020 third quarter, compared to net realized gains of $80.0 million for the 2019 third quarter, and net realized gains of $524.0 million for the nine months ended September 30, 2020, compared to net realized gains of $316.2 million for the 2019 period. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
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
Equity in Net Income (Loss) of Investment Funds Accounted for Using the Equity Method.
We recorded $126.7 million of equity in net income related to investment funds accounted for using the equity method in the 2020 third quarter, compared to $17.1 million of income for the 2019 third quarter, and $57.4 million of income for the nine months ended September 30, 2020, compared to $96.5 million for the 2019 period. Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds. Investment

ARCH CAPITAL	57	2020 THIRD QUARTER FORM 10-Q

funds accounted for using the equity method totaled $1.88 billion at September 30, 2020, compared to $1.66 billion at December 31, 2019. See note 7, “Investment Information—Investments Accounted For Using the Equity Method,” to our consolidated financial statements for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for the 2020 third quarter were $38.7 million, compared to net foreign exchange gains for the 2019 third quarter of $29.8 million. Net foreign exchange losses for the nine months ended September 30, 2020 were $17.8 million, compared to net foreign exchange gains for the 2019 period of $28.8 million. Amounts in both periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income (loss) before income taxes resulted in an expense of 5.4% for the 2020 third quarter, compared to 8.9% for the 2019 third quarter and 8.3% for the nine months ended September 30, 2020, compared to 9.0% for the 2019 period. Such amounts exclude the results of the ‘other’ segment. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
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
FINANCIAL CONDITION

Investable Assets
At September 30, 2020, total investable assets held by Arch were $25.7 billion, excluding the $2.7 billion included in the ‘other’ segment (i.e., attributable to Watford).
Investable Assets Held by Arch
The following table summarizes the fair value of the investable assets held by Arch:

Investable assets (1):	Estimated Fair Value	% of Total
September 30, 2020
Fixed maturities (2)	$18,294,480	71.1
Short-term investments (2)	2,157,410	8.4
Cash	781,065	3.0
Equity securities (2)	1,479,702	5.8
Other investments (2)	1,276,867	5.0
Investments accounted for using the equity method	1,883,702	7.3
Securities transactions entered into but not settled at the balance sheet date	(148,725)	(0.6)
Total investable assets held by Arch	$25,724,501	100.0

Average effective duration (in years)	3.21
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	1.71%

December 31, 2019
Fixed maturities (2)	$16,894,021	75.8
Short-term investments (2)	1,004,257	4.5
Cash	623,793	2.8
Equity securities (2)	827,842	3.7
Other investments (2)	1,336,920	6.0
Investments accounted for using the equity method	1,660,396	7.5
Securities transactions entered into but not settled at the balance sheet date	(61,553)	(0.3)
Total investable assets held by Arch	$22,285,676	100.0

Average effective duration (in years)	3.40
Average S&P/Moody’s credit ratings (3)	AA/Aa2
Embedded book yield (4)	2.55%
(1)In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value.
(2)Includes investments carried at fair value under the fair value option.
(3)Average credit ratings on our investment portfolio on securities with ratings by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).
(4)Before investment expenses.
At September 30, 2020, approximately $18.7 billion, or 72.8%, of total investable assets held by Arch were internally managed, compared to $15.8 billion, or 70.9%, at December 31, 2019.

ARCH CAPITAL	58	2020 THIRD QUARTER FORM 10-Q

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
September 30, 2020
Corporate bonds	$8,137,582	44.5
Residential mortgage backed securities	703,393	3.8
Municipal bonds	525,617	2.9
Commercial mortgage backed securities	375,510	2.1
U.S. government and government agencies	4,662,260	25.5
Non-U.S. government securities	2,196,827	12.0
Asset backed securities	1,693,291	9.3
Total	$18,294,480	100.0

December 31, 2019
Corporate bonds	$6,561,354	38.8
Residential mortgage backed securities	541,800	3.2
Municipal bonds	880,119	5.2
Commercial mortgage backed securities	734,244	4.3
U.S. government and government agencies	4,632,947	27.4
Non-U.S. government securities	1,995,813	11.8
Asset backed securities	1,547,744	9.2
Total	$16,894,021	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
September 30, 2020
U.S. government and gov’t agencies (1)	$5,360,798	29.3
AAA	3,352,902	18.3
AA	2,087,245	11.4
A	3,895,053	21.3
BBB	2,542,233	13.9
BB	504,570	2.8
B	231,774	1.3
Lower than B	54,118	0.3
Not rated	265,787	1.5
Total	$18,294,480	100.0

December 31, 2019
U.S. government and gov’t agencies (1)	$5,215,489	30.9
AAA	3,392,341	20.1
AA	2,115,828	12.5
A	3,849,458	22.8
BBB	1,495,467	8.9
BB	355,803	2.1
B	216,663	1.3
Lower than B	56,865	0.3
Not rated	196,107	1.2
Total	$16,894,021	100.0
(1)Includes U.S. government-sponsored agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
September 30, 2020
0-10%	$4,535,833	$(62,221)	78.3
10-20%	58,233	(10,279)	12.9
20-30%	9,417	(2,839)	3.6
Greater than 30%	3,132	(4,079)	5.1
Total	$4,606,615	$(79,418)	100.0

December 31, 2019
0-10%	$4,136,798	$(49,072)	95.3
10-20%	12,405	(1,796)	3.5
20-30%	830	(273)	0.5
Greater than 30%	315	(363)	0.7
Total	$4,150,348	$(51,504)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at September 30, 2020, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$320,603	A-/A2
Wells Fargo & Company	259,752	BBB+/A2
Nestlé S.A.	228,219	AA-/Aa3
JPMorgan Chase & Co.	227,543	A-/A2
Johnson & Johnson	220,521	AAA/Aaa
Apple Inc.	169,793	AA+/Aa1
Citigroup Inc.	145,195	BBB+/A3
Morgan Stanley	134,680	BBB+/A3
Comcast Corporation	120,210	A-/A3
BP p.l.c.	120,177	A-/A1
Total	$1,946,693
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	59	2020 THIRD QUARTER FORM 10-Q

The following table provides information on our structured securities, which includes residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Sep 30, 2020
RMBS	$669,672	$4,371	$29,350	$703,393
CMBS	28,865	326,774	19,871	375,510
ABS	—	1,579,166	114,125	1,693,291
Total	$698,537	$1,910,311	$163,346	$2,772,194

Dec 31, 2019
RMBS	$503,929	$7,770	$30,101	$541,800
CMBS	78,612	629,424	26,208	734,244
ABS	—	1,483,449	64,295	1,547,744
Total	$582,541	$2,120,643	$120,604	$2,823,788
The following table summarizes our equity securities, which include investments in exchange traded funds:

	September 30, 2020	December 31, 2019
Equities (1)	$494,159	$375,067
Exchange traded funds
Fixed income (2)	602,133	7,237
Equity and other (3)	383,410	445,538
Total	$1,479,702	$827,842
(1)Primarily in consumer non-cyclical, consumer cyclical, technology, communications and financial stocks at September 30, 2020.
(2)Primarily in corporate, MBS and municipal strategies at September 30, 2020.
(3)Primarily in utilities, large cap stocks and foreign equities at September 30, 2020.

The following table summarizes our other investments, which are included in investments accounted for using the fair value option, by strategy:

	September 30, 2020	December 31, 2019
Lending	$575,623	$602,841
Term loan investments	309,496	264,083
Energy	65,330	97,402
Credit related funds	98,121	123,020
Investment grade fixed income	114,784	151,594
Infrastructure	60,579	61,786
Private equity	34,983	18,915
Real estate	17,951	17,279
Total	$1,276,867	$1,336,920
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
The following table summarizes investable assets in the ‘other’ segment:

	September 30, 2020	December 31, 2019
Investments accounted for using the fair value option:
Other investments	$893,030	$1,092,396
Fixed maturities	632,664	416,592
Short-term investments	350,391	329,303
Equity securities	60,951	59,799
Total	1,937,036	1,898,090
Fixed maturities available for sale, at fair value	608,022	706,875
Equity securities, at fair value	52,807	65,337
Cash	195,333	102,437
Securities sold but not yet purchased	(24,909)	(66,257)
Securities transactions entered into but not settled at the balance sheet date	(74,837)	(1,893)
Total investable assets included in ‘other’ segment	$2,693,452	$2,704,589

ARCH CAPITAL	60	2020 THIRD QUARTER FORM 10-Q

Reinsurance
The effects of reinsurance on written and earned premiums and losses and loss adjustment expenses (“LAE”) with unaffiliated reinsurers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Premiums written:
Direct	$1,667,449	$1,438,943	$4,841,874	$4,176,274
Assumed	1,013,583	742,178	2,989,680	2,020,535
Ceded	(806,888)	(567,664)	(2,151,853)	(1,613,195)
Net	$1,874,144	$1,613,457	$5,679,701	$4,583,614

Premiums earned:
Direct	$1,618,583	$1,375,384	$4,723,630	$3,977,005
Assumed	880,024	593,129	2,387,286	1,701,307
Ceded	(727,515)	(530,490)	(1,930,026)	(1,407,696)
Net	$1,771,092	$1,438,023	$5,180,890	$4,270,616

Losses and LAE:
Direct	$1,131,696	$741,871	$3,279,737	$2,063,168
Assumed	635,199	366,904	1,689,176	1,093,541
Ceded	(550,622)	(306,320)	(1,406,699)	(868,179)
Net	$1,216,273	$802,455	$3,562,214	$2,288,530
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
The following table summarizes the respective coverages and retentions at September 30, 2020:

		September 30, 2020
	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
Bellemeade 2017-1 Ltd. (1)	$368,114	$145,573	$130,138
Bellemeade 2018-1 Ltd. (2)	374,460	250,095	129,515
Bellemeade 2018-2 Ltd. (3)	653,278	187,362	308,439
Bellemeade 2018-3 Ltd. (4)	506,110	302,563	137,695
Bellemeade 2019-1 Ltd. (5)	341,790	219,256	133,014
Bellemeade 2019-2 Ltd. (6)	621,022	398,316	173,083
Bellemeade 2019-3 Ltd. (7)	700,920	528,084	185,645
Bellemeade 2019-4 Ltd. (8)	577,267	468,737	124,732
Bellemeade 2020-1 Ltd. (9)	528,540	473,817	763,650
Bellemeade 2020-2 Ltd. (10)	449,167	449,167	246,055
Total	$5,120,668	$3,422,970	$2,331,966
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
(8)    Issued in October 2019, covering in-force policies issued between January 1, 2019 and June 30, 2019.
(9)     Issued in June 2020, covering in-force policies issued between July 1, 2019 and December 31, 2019. $450 million was directly funded by Bellemeade 2020-1 Ltd. with an additional $79 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(10)    Issued in September 2020, covering in-force policies issued between January 1, 2020 and May 31, 2020. $423 million was directly funded by Bellemeade 2020-2 Ltd. with an additional $26 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

Reserve for Losses and Loss Adjustment Expenses
We establish reserve for losses and loss adjustment expenses (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

ARCH CAPITAL	61	2020 THIRD QUARTER FORM 10-Q

At September 30, 2020 and December 31, 2019, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	September 30, 2020	December 31, 2019
Insurance segment:
Case reserves	$1,755,511	$1,601,627
IBNR reserves	3,840,659	3,403,051
Total net reserves	5,596,170	5,004,678
Reinsurance segment:
Case reserves	1,444,823	1,273,523
Additional case reserves	290,983	166,251
IBNR reserves	2,175,367	1,835,993
Total net reserves	3,911,173	3,275,767
Mortgage segment:
Case reserves	546,425	266,030
IBNR reserves	272,381	157,712
Total net reserves (1)	818,806	423,742
Other segment:
Case reserves	515,358	478,036
Additional case reserves	32,931	29,059
IBNR reserves	642,450	597,910
Total net reserves	1,190,739	1,105,005
Total:
Case reserves	4,262,117	3,619,216
Additional case reserves	323,914	195,310
IBNR reserves	6,930,857	5,994,666
Total net reserves	$11,516,888	$9,809,192
(1)At September 30, 2020, total net reserves include $593.2 million from U.S. primary mortgage insurance business, of which 27.8% represents policy years 2010 and prior and the remainder from later policy years. At December 31, 2019, total net reserves include $278.7 million from U.S. primary mortgage insurance business, of which 58.2% represents policy years 2010 and prior and the remainder from later policy years.
At September 30, 2020 and December 31, 2019, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2020	December 31, 2019
Insurance segment:
Professional lines (1)	$1,439,717	$1,322,969
Construction and national accounts	1,352,674	1,248,750
Excess and surplus casualty (2)	665,666	564,254
Programs	663,465	571,926
Property, energy, marine and aviation	469,450	371,822
Travel, accident and health	115,116	109,613
Lenders products	38,190	28,233
Other (3)	851,892	787,111
Total net reserves	$5,596,170	$5,004,678
(1)Includes professional liability, executive assurance and healthcare business.
(2)Includes casualty and contract binding business.
(3)Includes alternative markets, excess workers’ compensation and surety business.
At September 30, 2020 and December 31, 2019, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	September 30, 2020	December 31, 2019
Reinsurance segment:
Casualty (1)	$1,920,125	$1,796,073
Other specialty (2)	860,154	649,309
Property excluding property catastrophe	585,110	471,775
Marine and aviation	190,955	160,930
Property catastrophe	250,602	113,565
Other (3)	104,227	84,115
Total net reserves	$3,911,173	$3,275,767
(1)Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.
(2)Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.
(3)Includes life, casualty clash and other.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at September 30, 2020 and December 31, 2019:

(U.S. Dollars in millions)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$275,846	66.8	$287,150	68.7
Mortgage reinsurance	28,421	6.9	26,768	6.4
Other (2)	108,786	26.3	104,346	24.9
Total	$413,053	100.0	$418,264	100.0

Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$69,620	91.0	$73,388	91.9
Mortgage reinsurance	2,145	2.8	2,129	2.7
Other (2)	4,750	6.2	4,380	5.5
Total	$76,515	100.0	$79,897	100.0
(1)Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance.
(2)Includes GSE credit risk-sharing transactions and international insurance business.
(3)Represents the aggregate dollar amount of each insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the policy for insurance policies issued and after contract limits and/or loss ratio caps for credit risk-sharing or reinsurance transactions.

ARCH CAPITAL	62	2020 THIRD QUARTER FORM 10-Q

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at September 30, 2020:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2010 and prior	$14,603	5.3	$3,320	4.8	11.59%
2011	1,141	0.4	308	0.4	3.67%
2012	4,467	1.6	1,228	1.8	2.92%
2013	8,754	3.2	2,447	3.5	3.37%
2014	9,613	3.5	2,647	3.8	4.02%
2015	17,752	6.4	4,778	6.9	3.79%
2016	29,299	10.6	7,753	11.1	4.89%
2017	29,537	10.7	7,639	11.0	5.52%
2018	32,788	11.9	8,304	11.9	6.66%
2019	56,189	20.4	13,900	20.0	4.68%
2020	71,703	26.0	17,296	24.8	1.01%
Total	$275,846	100.0	$69,620	100.0	4.69%
(1)Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2019:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2010 and prior	$17,251	6.0	$3,990	5.4	8.79%
2011	1,678	0.6	464	0.6	1.59%
2012	6,293	2.2	1,753	2.4	0.89%
2013	12,276	4.3	3,433	4.7	0.99%
2014	13,714	4.8	3,778	5.1	1.16%
2015	25,788	9.0	6,880	9.4	0.87%
2016	40,898	14.2	10,670	14.5	1.03%
2017	43,896	15.3	11,262	15.3	1.00%
2018	51,776	18.0	13,086	17.8	0.86%
2019	73,580	25.6	18,072	24.6	0.14%
Total	$287,150	100.0	$73,388	100.0	1.54%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at September 30, 2020 and December 31, 2019:

(U.S. Dollars in millions)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$40,017	57.5	$42,301	57.6
680-739	24,236	34.8	25,240	34.4
620-679	5,016	7.2	5,444	7.4
<620	351	0.5	403	0.5
Total	$69,620	100.0	$73,388	100.0
Weighted average FICO score	743		743

Loan-to-value (LTV):
95.01% and above	$8,789	12.6	$9,064	12.4
90.01% to 95.00%	37,278	53.5	40,136	54.7
85.01% to 90.00%	19,870	28.5	20,890	28.5
85.00% and below	3,683	5.3	3,298	4.5
Total	$69,620	100.0	$73,388	100.0
Weighted average LTV	92.9%		93.0%

Total RIF, net of external reinsurance	$56,067		$58,512

(U.S. Dollars in millions)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,536	8.0	$5,678	7.7
California	5,019	7.2	5,187	7.1
Florida	3,648	5.2	3,887	5.3
Georgia	2,890	4.2	2,753	3.8
Illinois	2,670	3.8	2,616	3.6
Virginia	2,540	3.6	2,881	3.9
North Carolina	2,516	3.6	2,470	3.4
Minnesota	2,489	3.6	2,514	3.4
Massachusetts	2,344	3.4	2,432	3.3
Washington	2,222	3.2	2,474	3.4
Other	37,746	54.2	40,496	55.2
Total	$69,620	100.0	$73,388	100.0

ARCH CAPITAL	63	2020 THIRD QUARTER FORM 10-Q

The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics:

(U.S. Dollars in thousands, except policy, loan and claim count)	Nine Months Ended
	September 30,
	2020	2019
Roll-forward of insured loans in default:
Beginning delinquent number of loans	20,163	20,665
New notices	87,760	28,728
Cures	(48,234)	(27,877)
Paid claims	(1,327)	(2,273)
Ending delinquent number of loans (1)	58,362	19,243

Ending number of policies in force (1)	1,245,408	1,304,263

Delinquency rate (1)	4.69%	1.48%

Losses:
Number of claims paid	1,327	2,273
Total paid claims	$55,559	$91,601
Average per claim	$41.9	$40.3
Severity (2)	93.3%	96.6%
Average case reserve per default (in thousands)	$10.1	$14.7
(1)Includes first lien primary and pool policies.
(2)Represents total paid claims divided by RIF of loans for which claims were paid.
The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 9.6 to 1 at September 30, 2020, compared to 12.0 to 1 at December 31, 2019.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $12.5 billion at September 30, 2020, compared to $11.5 billion at December 31, 2019. The increase primarily reflected the impact of investment returns, partially offset by the impact of a higher level of catastrophic activity (including COVID-19) on underwriting returns.
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	September 30, 2020	December 31, 2019
Total shareholders’ equity available to Arch	$12,451,997	$11,497,371
Less preferred shareholders’ equity	780,000	780,000
Common shareholders’ equity available to Arch	$11,671,997	$10,717,371
Common shares and common share equivalents outstanding, net of treasury shares (1)	406,018,958	405,619,201
Book value per share	$28.75	$26.42
(1)Excludes the effects of 17,967,735 and 18,853,018 stock options and 1,064,759 and 1,586,779 restricted stock units outstanding at September 30, 2020 and December 31, 2019, respectively.
LIQUIDITY

Our liquidity and capital resources were not materially impacted by COVID-19 during the third quarter of 2020. We raised an additional $1.0 billion of capital in the form of long-term senior notes at the end of June 2020. For further discussion of the risks related to our potential future impacts of COVID-19 on our liquidity and capital resources, see “ITEM 1A—Risk Factors”.

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
For the nine months ended September 30, 2020, Arch Capital received dividends of $163.7 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer, which can pay approximately $2.9 billion to Arch Capital during the remainder of 2020 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).

ARCH CAPITAL	64	2020 THIRD QUARTER FORM 10-Q

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

	Nine Months Ended
	September 30,
	2020	2019
Total cash provided by (used for):
Operating activities	$2,198,037	$1,366,762
Investing activities	(2,850,392)	(1,093,054)
Financing activities	845,612	(45,757)
Effects of exchange rate changes on foreign currency cash	(2,878)	(6,981)
Increase (decrease) in cash and restricted cash	$190,379	$220,970
•Cash provided by operating activities for the nine months ended September 30, 2020 reflected a higher level of premiums collected than in the 2019 period.
•Cash used for investing activities for the nine months ended September 30, 2020 was higher than in the 2019 period, reflecting a higher level of securities purchased, and the investing of proceeds from our issuance of senior notes.
•Cash provided by financing activities for the nine months ended September 30, 2020, primarily reflected the issuance of $1.0 billion of senior notes. Cash flows also reflected $75.5 million of repurchases under our share repurchase program.
CAPITAL RESOURCES

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.
The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	Sep 30, 2020	Dec 31, 2019
Senior notes	$2,723,189	$1,734,209

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	$450,000	$450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	11,671,997	10,717,371
Total	$12,451,997	$11,497,371

Total capital available to Arch	$15,175,186	$13,231,580

Debt to total capital (%)	17.9	13.1
Preferred to total capital (%)	5.1	5.9
Debt and preferred to total capital (%)	23.1	19.0
On June 30, 2020, Arch Capital issued $1.0 billion of 30 year senior notes. The net proceeds of the offering were contributed to Arch Re Bermuda to support our underwriting operations.
Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of September 30, 2020 with an estimated PMIER sufficiency ratio of 158%, compared to 161% at December 31, 2019.
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

ARCH CAPITAL	65	2020 THIRD QUARTER FORM 10-Q

GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at September 30, 2020, excluding amounts attributable to the ‘other’ segment (i.e., Watford):

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,338
June 30, 2050	3.635%	1,000,000	988,447
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	494,915
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,109
Dec. 15, 2046 (1)	5.031%	450,000	445,380
Total		$2,750,000	$2,723,189
(1)Fully and unconditionally guaranteed by Arch Capital.
Our senior notes were issued by Arch Capital, Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) and Arch Capital Finance LLC (“Arch Finance”). Arch-U.S. is a wholly-owned subsidiary of Arch Capital and Arch Finance is a wholly-owned finance subsidiary of Arch-U.S. Our 2034 senior notes and 2050 senior notes issued by Arch Capital are unsecured and unsubordinated obligations of Arch Capital and ranked equally with all of its existing and future unsecured and unsubordinated indebtedness. The 2043 senior notes issued by Arch-U.S. are unsecured and unsubordinated obligations of Arch-U.S. and Arch Capital and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch-U.S. and Arch Capital. The 2026 senior notes and 2046 senior notes issued by Arch Finance are unsecured and unsubordinated obligations of Arch Finance and Arch Capital and rank equally and ratably with the other unsecured and unsubordinated indebtedness of Arch Finance and Arch Capital.
Arch-U.S. and Arch Finance depend on their available cash resources, liquid investments and dividends or other distributions from their subsidiaries or affiliates to make payments, including the payment of debt service obligations and operating expenses they may incur.

The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	September 30, 2020		December 31, 2019
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$158	$715,800	$42	$692,606
Cash	9,041	10,092	18,113	54,518
Investments in subsidiaries	13,745,334	4,743,177	11,786,861	4,347,806
Due from subsidiaries and affiliates	17	200,758	17	200,635
Other assets	19,357	31,328	20,461	32,187
Total assets	$13,773,907	$5,701,155	$11,825,494	$5,327,752

Liabilities
Senior notes	1,285,785	494,915	297,254	494,831
Due to subsidiaries and affiliates	—	542,103	—	536,805
Other liabilities	36,125	43,134	30,869	33,267
Total liabilities	1,321,910	1,080,152	328,123	1,064,903

Shareholders' Equity
Total shareholders' equity available to Arch	12,451,997	4,621,003	11,497,371	4,262,849
Total shareholders' equity	12,451,997	4,621,003	11,497,371	4,262,849

Total liabilities and shareholders' equity	$13,773,907	$5,701,155	$11,825,494	$5,327,752

ARCH CAPITAL	66	2020 THIRD QUARTER FORM 10-Q

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.

Revenues
Net investment income	$53	$13,104	$212	$14,270
Net realized gains (losses)	—	1,428	—	25,313
Equity in net income (loss) of investments accounted for using the equity method	—	2,308	—	779
Other income (loss)	(327)	—	(762)	—
Total revenues	(274)	16,840	(550)	40,362

Expenses
Corporate expenses	47,802	5,642	62,701	7,221
Interest expense	25,762	35,645	22,154	47,951
Net foreign exchange (gains) losses	3	—	1	—
Total expenses	73,567	41,287	84,856	55,172

Income (loss) before income taxes	(73,841)	(24,447)	(85,406)	(14,810)
Income tax (expense) benefit	—	5,429	—	3,696
Income (loss) before equity in net income of subsidiaries	(73,841)	(19,018)	(85,406)	(11,114)
Equity in net income of subsidiaries	935,818	272,253	1,721,725	564,657
Net income available to Arch	861,977	253,235	1,636,319	553,543
Preferred dividends	(31,209)	—	(41,612)	—
Net income available to Arch common shareholders	$830,768	$253,235	$1,594,707	$553,543
SHARE REPURCHASE PROGRAM

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. For the nine months ended September 30, 2020, Arch Capital repurchased 2.6 million shares under the share repurchase program with an aggregate purchase price of $75.5 million. Since the inception of the share repurchase program through September 30, 2020, Arch Capital has repurchased 388.9 million common shares for an aggregate purchase price of $4.04 billion. At September 30, 2020, approximately $924.5 million of share repurchases were available under the program, which may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. Depending upon results of operations, market conditions and the development of the economy, as well as other factors, generally we will consider share repurchases on an opportunistic basis from time to time. During the 2020 third quarter, we have not repurchased any shares under our share repurchase program.
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

ARCH CAPITAL	67	2020 THIRD QUARTER FORM 10-Q

equity available to Arch less goodwill and intangible assets). We reserve the right to change this threshold at any time.
Based on in-force exposure estimated as of October 1, 2020, our modeled peak zone catastrophe exposure was a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $918 million, followed by windstorms affecting Northeastern U.S. and the Gulf of Mexico regions with net probable maximum pre-tax losses of $674 and $644 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes. As of October 1, 2020, our modeled peak zone earthquake exposure (San Francisco earthquake) represented approximately 57% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (Japan earthquake) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of October 1, 2020, our modeled RDS loss was approximately 8% of tangible shareholders’ equity available to Arch.
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
MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of September 30, 2020. Market risk represents the risk of changes in the fair value of a financial instrument and is comprised of several components, including liquidity, basis and price risks. We have not included Watford in the following analyses as we do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions.
An analysis of material changes in market risk exposures at September 30, 2020 that affect the quantitative and qualitative disclosures presented in our 2019 Form 10-K (see section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market

ARCH CAPITAL	68	2020 THIRD QUARTER FORM 10-Q

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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	—	+50	+100
Sep 30, 2020
Total fair value	$24.84	$24.45	$24.07	$23.68	$23.30
Change from base	3.2%	1.6%		(1.6)%	(3.2)%
Change in unrealized value	$0.77	$0.39		$(0.39)	$(0.77)

Dec 31, 2019
Total fair value	$21.54	$21.19	$20.83	$20.48	$20.13
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$0.71	$0.35		$(0.35)	$(0.71)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our Fixed Income Securities:

(U.S. dollars in billions)	Credit Spread Shift in Percentage Points
	-100	-50	—	+50	+100
Sep 30, 2020
Total fair value	$24.74	$24.40	$24.07	$23.73	$23.39
Change from base	2.8%	1.4%		(1.4)%	(2.8)%
Change in unrealized value	$0.67	$0.34		$(0.34)	$(0.67)

Dec 31, 2019
Total fair value	$21.19	$21.02	$20.83	$20.65	$20.48
Change from base	1.7%	0.9%		(0.9)%	(1.7)%
Change in unrealized value	$0.35	$0.19		$(0.19)	$(0.35)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of September 30, 2020, our portfolio’s VaR was estimated to be 5.4% compared to an estimated 3.19% at December 31, 2019. In periods where the volatility of the risk factors mapped to our portfolio’s exposures is higher due to market conditions, the resulting VaR is higher than in other periods.
Equity Securities. At September 30, 2020 and December 31, 2019, the fair value of our investments in equity securities (excluding securities included in Fixed Income Securities above) totaled $877.6 million and $827.8 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $87.8 million and $82.8 million at September 30, 2020 and December 31, 2019, respectively, and would have decreased book value per share by approximately $0.22 and $0.20, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $87.8 million and $82.8 million at September 30, 2020 and December 31, 2019, respectively, and would have increased book value per share by approximately $0.22 and $0.20, respectively.

ARCH CAPITAL	69	2020 THIRD QUARTER FORM 10-Q

Investment-Related Derivatives. At September 30, 2020, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $8.70 billion, compared to $8.04 billion at December 31, 2019. If the underlying exposure of each investment-related derivative held at September 30, 2020 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $87.0 million, and a decrease in book value per share of approximately $0.21 per share, compared to $80.4 million and $0.20 per share, respectively, on investment-related derivatives held at December 31, 2019. If the underlying exposure of each investment-related derivative held at September 30, 2020 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $87.0 million, and an increase in book value per share of approximately $0.21 per share, compared to $80.4 million and $0.20 per share, respectively, on investment-related derivatives held at December 31, 2019. See note 9, “Derivative Instruments,” to our consolidated financial statements for additional disclosures concerning derivatives.
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
The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(336,400)	$265,501
Shareholders’ equity denominated in foreign currencies (1)	773,491	744,690
Net foreign currency forward contracts outstanding (2)	368,379	81,731
Net exposures denominated in foreign currencies	$805,470	$1,091,922

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(80,547)	$(109,192)
Book value per share	$(0.20)	$(0.27)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$80,547	$109,192
Book value per share	$0.20	$0.27
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

ARCH CAPITAL	70	2020 THIRD QUARTER FORM 10-Q

OTHER FINANCIAL INFORMATION

The consolidated financial statements as of September 30, 2020 and for the three month and nine month periods ended September 30, 2020 and 2019 have been reviewed by PricewaterhouseCoopers LLP, the registrant's independent public accountants, whose report is included as an exhibit to this filing. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19. We are continually monitoring and assessing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

ARCH CAPITAL	71	2020 THIRD QUARTER FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2020, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

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
The continuing global pandemic related to the novel coronavirus COVID-19 has impacted the global economy, financial markets and our results of operations. In addition, COVID-19 could materially disrupt the business operations of third parties with whom we interact. The resurgence of the pandemic in many countries has resulted in continued disruption in global supply chains, and adversely impacted operations in many sectors of the economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

The pandemic could have a significant effect on our Company’s business, results of operations, and current and future financial performance. We may experience higher levels of loss and claims activity in certain lines of business and our premiums written and earned could also be adversely affected by a suppression of global commercial activity that results in a reduction in insurable assets and other exposure. Conditions of the financial markets resulting from the virus may also have a negative effect on the value and quality of the assets we hold within our portfolio of invested assets, thereby adversely affecting our investment income and increasing our credit and related risk. Certain lines of our business may require additional forms of collateral in the event of a decline in the fair value of securities and benchmarks to which those repayment mechanisms are linked. The continued impacts of the pandemic to the financial markets may also adversely affect our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms. For a further discussion, see “We could face unanticipated losses from war, terrorism, cyber-attacks, pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations” and “Emerging claim and coverage issues may adversely affect our business” included in “Part I—Item 1A—Risk Factors” in our 2019 Form 10-K.

The disruption in the financial markets related to COVID-19 has contributed to net realized losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, our fixed-income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and commercial mortgage loans, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments. Furthermore, issuers of the investments we hold under the equity method of accounting report their financial information to us one month to three months following the end of the reporting period. Accordingly, the adverse impact of any disruptions in global financial markets on equity method income from these investments would likely not be reflected in our current quarter results and would instead be reported in the subsequent quarter. Further disruptions in global financial markets could adversely impact our net investment income in

ARCH CAPITAL	72	2020 THIRD QUARTER FORM 10-Q

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
We expect the pandemic to result in a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of entering mortgage forbearance programs that allow borrowers to defer mortgage payments, which may impact our eligible insurers’ ability to remain compliant with the Private Mortgage Insurers Eligibility Requirements (“PMIERs”) financial requirements. On March 18, 2020, the Federal Housing Finance Agency (“FHFA”) directed Fannie Mae and Freddie Mac (the “GSEs”), the primary purchasers of mortgages insured by the Company, to suspend foreclosures and evictions for at least
60 days and to provide payment forbearance to borrowers impacted by COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted. The CARES Act suspends foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs. In addition, the CARES Act provides for payment forbearance for up to 360 days to borrowers experiencing a hardship during the COVID-19 emergency. FHFA directed Fannie Mae and Freddie Mac to extend the suspension of eviction and foreclosure-related activities through at least December 31, 2020.
Consistent with the CARES Act, the GSEs will provide a forbearance plan to any borrower who requests a forbearance with an attestation of the financial hardship caused by the COVID-19 emergency. No additional documentation other than the borrower’s attestation to a financial hardship caused by the COVID-19 emergency is required. It is unclear how many borrowers will obtain forbearance plans, the length of assistance borrowers will require, and whether borrowers will be able to resume their mortgage payments thereafter. Increases in unemployment as well as borrowers entering into forbearance plans will result in higher notices of delinquency (“NODs”) which may have an adverse impact on our results or operations. In addition, as a result of COVID-19-related relief programs, the defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time, potentially resulting in higher frequency (claim rate) and severity (amount of the claim) for those loans that ultimately result in a claim. Accordingly, extended or extensive forbearance programs and other changes in regulations or laws may adversely impact our mortgage insurance segment.
When a borrower obtains a forbearance plan and does not make mortgage payments for two consecutive months, the servicer will report the NOD with a special code that indicates the loan is subject to a COVID-19 related forbearance plan. Under PMIERs, eligible insurers are required to hold additional risk-based required assets for delinquent mortgages. However, this amount is reduced for mortgages backed by a property located in a FEMA Declared Major Disaster Area that are either 1) subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance, or 2) has an initial default date occurring up to either (i) 30 days prior to or (ii) 90 days following the Major Disaster event. FEMA has issued Major Disaster Area declarations in all states related to COVID-19, noting the incident date as January 20, 2020. On June 30, 2020 as amended and restated thereafter on September 29, 2020, the GSEs published guidance clarifying the applicability of the reduced delinquent loan charges on loans with their first missed payments occurring between March 1, 2020 and December 31, 2020 in response to a hardship related to COVID-19. Additionally, through March

ARCH CAPITAL	73	2020 THIRD QUARTER FORM 10-Q

31, 2021, the GSEs have temporarily required eligible insurers to obtain prior approval of dividends or entering into any new arrangements or altering any existing arrangements under tax sharing and intercompany expense-sharing agreements. The Company is reliant on the accurate reporting of servicers to correctly identify which NODs are subject to COVID-19 related forbearance plans and the reduced delinquent loan charge. In addition, the rating agencies continually review the financial strength ratings assigned to the Company and its subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to the Company and its subsidiaries.
The disruption and other effects caused by COVID-19 could adversely impact our business operations, which could adversely affect our financial performance and results.
To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the COVID-19 pandemic, our work force (other than a small percentage of workers performing services which require them to visit the office) is working remotely, placing increased demands on our IT systems. Remote working arrangements may increase the risk of cyber-security attacks or data security incidents. While we have continued to conduct our business effectively, there is no assurance that our ability to continue to function in this new environment will not be adversely affected by an extended period of limited access to our physical facilities or by other developments such as an extended disruption to our systems that support our remote work capability. We depend on third-party platforms and other infrastructure to provide certain of our products and services, and such third-party infrastructures face similar risks. In addition, the continuation of the COVID-19 pandemic may continue to adversely affect our business operations, including decreased worker productivity, our ability to carry on business development activities and unavailability of employees due to illness or quarantines, among others. For a further discussion, see “Our information technology systems may be unable to meet the demands of customers” and “Technology breaches or failures, including, but not limited to, those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business and/or expose us to litigation” included in “Part I—Item 1A—Risk Factors” in our 2019 Form 10-K.

ARCH CAPITAL	74	2020 THIRD QUARTER FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of common shares for the 2020 third quarter:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
7/1/2020 - 7/31/2020	472	$30.34	—	$924,514
8/1/2020 - 8/31/2020	1,964	32.26	—	$924,514
9/1/2020 -9/30/2020	17,296	30.29	—	$924,514
Total	19,732	$30.49	—
(1)Represents repurchases by Arch Capital of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
(2)Remaining amount available at September 30, 2020 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In accordance with Section 10a(i)(2) of the Securities Exchange Act of 1934, as amended, we are responsible for disclosing non-audit services to be provided by our independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of our board of directors. During the 2020 third quarter, the Audit Committee approved engagements of PricewaterhouseCoopers LLP for permitted non-audit services, which consisted of tax consulting services, tax compliance services and other accounting consulting services.

ARCH CAPITAL	75	2020 THIRD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger among Arch Capital Group Ltd., Greysbridge Ltd. and Watford Holdings Ltd., dated October 9, 2020.	8-K	2.1	October 14, 2020
2.2	Amendment No. 1 to Agreement and Plan of Merger among Arch Capital Group Ltd., Greysbridge Ltd., and Watford Holdings Ltd., dated November 2, 2020.	8-K	2.1	November 2, 2020
10.1	Voting and Support Agreement among Watford Holdings Ltd., Arch Reinsurance Ltd. and Gulf Reinsurance Ltd. dated October 9, 2020.	8-K	10.1	October 14, 2020
15	Accountants’ Awareness Letter (regarding unaudited interim financial information)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ARCH CAPITAL	76	2020 THIRD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CAPITAL GROUP LTD.
(REGISTRANT)

/s/ Marc Grandisson
Date: November 5, 2020	Marc Grandisson
President and Chief Executive Officer (Principal Executive Officer)

/s/ François Morin
Date: November 5, 2020	François Morin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ARCH CAPITAL	77	2020 THIRD QUARTER FORM 10-Q