Form 10-K
period 2020-12-31
ARCH CAPITAL GROUP LTD.
filed 2021-02-26
CIK 947484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	December 31, 2020	Commission File No.	001-16209
ARCH CAPITAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0374481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House, Ground Floor
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(441)	278-9250
(Address of principal executive offices)				(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Shares, $0.0011 par value per share	ACGL	NASDAQ	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 5.25% Series E preferred share	ACGLP	NASDAQ	Stock Market
Depositary shares, each representing a 1/1,000th interest in a 5.45% Series F preferred share	ACGLO	NASDAQ	Stock Market

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

Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as reported by the NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $11.3 billion.

As of February 19, 2021, there were 403,014,515 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III and Part IV incorporate by reference our definitive proxy statement for the 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020.

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
•the loss of key personnel;
•material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;
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
•the adequacy of the Company’s loss reserves;
•severity and/or frequency of losses;
• greater frequency or severity of unpredictable natural and man-made catastrophic events;
•claims for natural or man-made catastrophic events or severe economic events in our insurance, reinsurance and mortgage businesses could cause large losses and substantial volatility in our results of operations;
•the effect of climate change on our business;
•the effect of contagious diseases (including COVID-19) on our business;
•acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;
•availability to us of reinsurance to manage our gross and net exposures and the cost of such reinsurance;

ARCH CAPITAL	1	2020 FORM 10-K

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
•statutory or regulatory developments, including as to tax matters and insurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers and/or changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers, including the Tax Cuts and Jobs Act of 2017; and
•the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in Arch Capital Group Ltd.’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.
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

ARCH CAPITAL	2	2020 FORM 10-K

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
OUR COMPANY

General
Arch Capital, a publicly listed Bermuda exempted company with $15.8 billion in capital at December 31, 2020, provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. While we are positioned to provide a full range of property, casualty and mortgage insurance and reinsurance lines, we focus on writing specialty lines of insurance and reinsurance. For 2020, we wrote $7.4 billion of net premiums and reported net income available to Arch common shareholders of $1.4 billion. Book value per share was $30.31 at December 31, 2020, compared to $26.42 per share at December 31, 2019.
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
Our History
Arch Capital was formed in September 2000 and became the sole shareholder of Arch Capital Group (U.S.) Inc. (“Arch-U.S.”) pursuant to an internal reorganization transaction completed in November 2000. In October 2001, Arch Capital launched an underwriting initiative to meet current and future demand in the global insurance and reinsurance markets that included the recruitment of new management teams and an equity capital infusion of $763.2 million which created a strong capital base that was unencumbered by significant pre-2002 risks. Since then, we have attracted a proven management team with extensive industry experience and continued to build our global underwriting platform for our insurance, reinsurance and mortgage insurance and reinsurance businesses.
Our insurance underwriting platform initially consisted of our Bermuda and U.S. operations, followed by the establishment of our United Kingdom-based carrier, Arch Insurance (UK) Limited (“Arch Insurance (U.K.)”) in 2004 and Canadian operations in 2005. In 2009, we established a managing agency and syndicate at Lloyd’s of London (“Lloyd’s”) and significantly expanded our U.K. presence in 2019 through the acquisition of Barbican Group Holdings Limited (“Barbican Holdings”) and its subsidiaries (collectively, “Barbican”). Our U.S. platform has grown with the 2018 acquisition of McNeil & Company, Inc. (“McNeil”), a U.S. nationwide leader in specialized risk management and program administration. See “Operations—Insurance Operations” for further details on our insurance operations.
Our reinsurance underwriting platform initially consisted of Arch Reinsurance Ltd. in Bermuda (“Arch Re Bermuda”) and Arch Reinsurance Company (“Arch Re U.S.”), our U.S.-licensed reinsurer. Our reinsurance operations in Europe began in 2006 in offices in Zurich, Switzerland and the formation of a Danish underwriting agency in 2007. In addition to the U.S. reinsurance treaty activities of Arch Re U.S., we launched our property facultative reinsurance underwriting operations in 2007, which underwrite in the U.S., Canada and Europe. In 2008, we formed Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), our Ireland-based reinsurance company headquartered in Ireland with offices in Switzerland and the U.K. The acquisition of Barbican in November 2019 also contributed to our reinsurance operations. See “Operations—Reinsurance Operations” for further details on our reinsurance operations.
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations, as well as participation in government sponsored enterprise (“GSE”) credit risk-sharing transactions.
The U.S. mortgage platform was established in 2014 and expanded greatly in 2016 through the acquisition of United

ARCH CAPITAL	3	2020 FORM 10-K

Guaranty Corporation (“UGC”) and its subsidiaries from American International Group, Inc. (“AIG”). Our U.S. primary mortgage operations provide mortgage insurance products and services to the U.S. market. These operations include providers that are also approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. The mortgage operations also include participation in GSE credit risk-sharing transactions and direct mortgage insurance to U.S. mortgage lenders with respect to mortgages that lenders intend to retain in portfolio or include in non-agency securitizations along with mortgage reinsurance on a global basis. Our European business is written through our Ireland-based carrier, Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”), which commenced in 2014 providing mortgage insurance products and services to the European and U.K. markets. In January 2019, Arch LMI Pty Ltd. (“Arch LMI”) was authorized by the Australian Prudential Regulation Authority (“APRA”) to write lenders’ mortgage insurance on a direct basis in Australia. See “Operations—Mortgage Operations” for further details on our mortgage operations.
It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the markets we participate in.
In 2014 we acquired approximately 11% of Watford Holdings Ltd. Watford Holdings Ltd. is the parent of Watford Re Ltd., a multi-line Bermuda reinsurance company (together with Watford Holdings Ltd., “Watford”). In 2017, we acquired approximately 25% of Premia Holdings Ltd. Premia Holdings Ltd. is the parent of Premia Reinsurance Ltd., a multi-line Bermuda reinsurance company (together with Premia Holdings Ltd., “Premia”). In the 2020 fourth quarter, we entered into agreements pursuant to which we, together with certain investment funds managed by Kelso & Company and certain investment funds managed by Warburg Pincus LLC, expect to acquire all of the common shares of Watford Holdings Ltd. in transactions expected to close in the first half of 2021, subject to customary closing conditions including regulatory and shareholder approval. See “Operations—Other Operations” for further details on Watford and Premia.
The board of directors of Arch Capital (the “Board”) has authorized the investment in Arch Capital’s common shares through a share repurchase program. Repurchases under the share repurchase program may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. Since the inception of the share repurchase program in February 2007 through December 31, 2020, Arch Capital has repurchased 389.2 million common shares for an aggregate purchase price of $4.1 billion. At December 31, 2020, the total remaining authorization under the share repurchase program was $916.5 million. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. Depending upon results of operations, market conditions and the development of the economy, as well as other factors, generally we will consider share repurchases on an opportunistic basis from time to time. During the 2020 fiscal year, we repurchased 2,850,102 shares for an aggregate amount of $83.5 million under our share repurchase program.
OPERATIONS

We classify our businesses into three underwriting segments– insurance, reinsurance and mortgage–and two other operating segments–‘other’ and corporate (non-underwriting). For an analysis of our underwriting results by segment, see note 4, “Segment Information,” to our consolidated financial statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

COVID-19 Pandemic
The global pandemic resulting from the novel coronavirus (“COVID-19”) has disrupted the global economy, causing a significant slowdown in economic activity around the world. Businesses around the world, including ours, have been impacted by the restrictions on travel, some business activities and non-essential services and the reverberations of severe curtailment of normal activities. We have taken proactive steps to ensure the health and safety of our employees with the majority of our 4,500 employees working from home to maintain business continuity. Our employees and businesses have adapted to the changing needs of our clients, customers and business partners. We remain committed to continuing to carrying on our business activities without interruption during these challenging times.
Insurance Operations
Our insurance operations are conducted in Bermuda, the United States, the United Kingdom, Europe, Canada, and Australia. Our insurance operations in Bermuda are conducted through Arch Insurance (Bermuda), a division of Arch Re Bermuda, and Alternative Re Limited.
In the U.S., our insurance group’s principal insurance subsidiaries are Arch Insurance Company (“Arch Insurance”), Arch Specialty Insurance Company, Arch Indemnity and Arch Property & Casualty Insurance Company (“Arch P&C”). Arch Insurance is an admitted insurer in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Arch Specialty is an approved excess and surplus lines insurer in 50 states, the District of

ARCH CAPITAL	4	2020 FORM 10-K

Columbia, Puerto Rico and the U.S. Virgin Islands and an authorized insurer in one state. Arch Indemnity is an admitted insurer in 49 states and the District of Columbia. Arch P&C, which is not currently writing business, is an admitted insurer in 36 states and the District of Columbia. Our insurance group also operates McNeil, a specialized risk manager and a program administrator based in Cortland, New York. The headquarters for our insurance group’s U.S. support operations (excluding underwriting units) are in Jersey City, New Jersey. The insurance group has offices throughout the U.S., including five regional offices located in Alpharetta, Georgia, Chicago, Illinois, New York, New York, San Francisco, California, Dallas, Texas and additional branch offices.
Our insurance operations in Canada are conducted through Arch Insurance Canada Ltd., a Canada domestic company which is authorized in all Canadian provinces and territories. Arch Insurance Canada is headquartered in Toronto, Ontario.
In 2019, Arch Insurance (EU), based in Dublin, Ireland, received authorization from the Central Bank of Ireland (“CBOI”) to expand its classes of business as part of our plan to address the U.K.’s departure from the European Union (“Brexit”). As of January 2020, all of the insurance business in the European Union (“EU”) previously written by Arch Insurance (U.K.) is now written through Arch Insurance (EU). Arch Insurance (EU) has branches in the EU in Denmark and Italy and outside the EU in the U.K. At the end of December 2020, Arch Insurance (U.K.) received court approval in the U.K. to transfer its legacy book of business written in the European Economic Area (“EEA”) to Arch Insurance (EU) under Part VII of the U.K. Financial Services and Markets Act 2000.
We conduct insurance operations on several platforms in the U.K., including Arch Insurance (U.K.), Lloyd’s syndicates: Arch Syndicate 2012 (“Arch Syndicate 2012”) and Arch Syndicate 1955 (“Arch Syndicate 1955”). Arch Managing Agency Limited (“AMAL”) is the managing agent of Arch Syndicate 2012 and Arch Syndicate 1955. Our Lloyd’s syndicates provide us access to Lloyd’s extensive distribution network and worldwide licenses. AMAL also acts as managing agent for third party members of Arch Syndicate 1955, which generates fee income. Arch Underwriting at Lloyd’s (Australia) Pty Ltd, based in Sydney, Australia, is a Lloyd’s services company which underwrites exclusively for our Lloyd’s syndicates. With the Barbican acquisition, we also acquired Castel Underwriting Agencies Limited (“Castel”) in the U.K. and Castel Underwriting Europe BV in the Netherlands, giving us additional underwriting intermediary capabilities for our underwriting platforms. Collectively, the U.K. insurance operations are referred to as “Arch U.K.”. Arch U.K. conducts its operations from London and other locations in the U.K. Arch Insurance
(U.K.) will be winding down branch offices in other member states of the EEA following Brexit and the expiration of the transition period negotiated between the U.K. and the EU from January 31, 2020 to December 31, 2020.
Strategy. Our insurance group’s strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. The insurance group focuses on talent-intensive rather than labor-intensive business and seeks to operate profitably (on both a gross and net basis) across all of its product lines. To achieve these objectives, our insurance group’s operating principles are to:
•Capitalize on profitable underwriting opportunities. Our insurance group believes that its experienced management and underwriting teams are positioned to locate and identify business with attractive risk/reward characteristics. As profitable underwriting opportunities are identified, our insurance group will continue to seek to make additions to its product portfolio in order to take advantage of market trends. This includes adding underwriting and other professionals with specific expertise in specialty lines of insurance.
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

ARCH CAPITAL	5	2020 FORM 10-K

insurance products. Therefore, our insurance group believes that its ability to handle claims expeditiously and satisfactorily is a key to its success. Our insurance group employs experienced claims professionals and also utilizes experienced external claims managers (third party administrators) where appropriate.
•    Promote and utilize an efficient distribution system. Our insurance group believes that promoting and utilizing a multi-channel distribution system, provides efficient access to its broad customer base. Our insurance group works with select international, national and regional retail and wholesale brokers and leading managing general agencies, including McNeil, to distribute our insurance products. The Arch U.K. Regional Division expanded our retail distribution network in the U.K.
•Grow strategic partnerships in stable and niche areas. Our insurance group aims to build more integrated long-term alignment with strategic partners offering superior access to niche opportunities, quality scalable businesses, or lines with reliable defensive qualities.
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
Marketing. Our insurance group’s products are marketed principally through a group of licensed independent retail and wholesale brokers. Clients (insureds) are referred to our insurance group through a large number of international, national and regional brokers and captive managers who receive from the insured or insurer a set fee or brokerage commission usually equal to a percentage of gross premiums. In the past, our insurance group also entered into contingent commission arrangements with some brokers that provided for the payment of additional commissions based on volume or profitability of business. Currently, some of our contracts with brokers provide for additional commissions based on volume. We have also entered into service agreements with select international brokers that provide access to their proprietary industry analytics. In general, our insurance group has no implied or explicit commitments to accept business from any particular broker and neither brokers nor any other third parties have the authority to bind our insurance group, except in the case where underwriting authority may be delegated contractually to select program administrators. Such administrators are subject to a due diligence financial and operational review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by our insurance group to assure the continuing integrity of underwriting and related business operations. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—We could be materially adversely affected to the extent that important third parties with whom we do business do not adequately or appropriately manage their risks, commit fraud or otherwise breach obligation owed to us.” For information on major brokers, see note 18, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
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

ARCH CAPITAL	6	2020 FORM 10-K

For catastrophe-exposed insurance business, our insurance group seeks to limit the amount of exposure to catastrophic losses it assumes through a combination of managing aggregate limits, underwriting guidelines and reinsurance. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
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
Reinsurance Operations
Our reinsurance operations are conducted on a worldwide basis through our reinsurance subsidiaries, Arch Re Bermuda, Arch Re U.S., Arch Syndicate 2012, Arch Syndicate 1955 and Arch Re Europe. Arch Re Bermuda is a registered Class 4 general business insurer and Class C long-term insurer and is headquartered in Hamilton, Bermuda. Arch Re U.S. is licensed or is an accredited or otherwise approved reinsurer in 50 states, the District of Columbia and Puerto Rico, the provinces of Ontario and Quebec in Canada with its principal U.S. offices in Morristown, New Jersey. Treaty operations in Canada are conducted through the Canadian branch of Arch Re U.S. (“Arch Re Canada”). Arch Re U.S. is also an admitted insurer in Guam. Our property facultative reinsurance operations are conducted primarily through Arch Re U.S. The property facultative reinsurance operations have offices throughout the U.S., Canada, Europe and the U.K. Arch Re Europe, licensed and authorized as a non-life reinsurer and a life reinsurer, is headquartered in Dublin, Ireland with branch offices outside the EEA in Zurich and London. AMAL is the managing agent for the reinsurance operations of Arch Syndicate 1955.
Strategy. Our reinsurance group’s strategy is to capitalize on our financial capacity, experienced management and operational flexibility to offer multiple products through our operations. The reinsurance group’s operating principles are to:
•Actively select and manage risks. Our reinsurance group only underwrites business that meets certain profitability criteria, and it emphasizes disciplined underwriting over premium growth. To this end, our reinsurance group maintains centralized control over reinsurance underwriting guidelines and authorities.
•Maintain flexibility and respond to changing market conditions. Our reinsurance group’s organizational structure and philosophy allows it to take advantage of increases or changes in demand or favorable pricing trends. Our reinsurance group believes that its existing platforms in Bermuda, the U.S., U.K., Europe and Canada, broad underwriting expertise and substantial capital facilitate adjustments to its mix of business geographically and by line and type of coverage. Our reinsurance group believes that this flexibility allows it to participate in those market opportunities that provide the greatest potential for underwriting profitability.
•Maintain a low cost structure. Our reinsurance group believes that maintaining tight control over its staffing level and operating primarily as a broker market reinsurer permits it to maintain low operating costs relative to its capital and premiums.
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

ARCH CAPITAL	7	2020 FORM 10-K

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
As part of the underwriting process, our reinsurance group typically assesses a variety of factors, including:
•adequacy of underlying rates for a specific class of business and territory;
•the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent does business, together with its catastrophe exposures, and our aggregate exposures in that area;
•historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent’s historical loss experience to industry averages;
•projections of future loss frequency and severity; and
•the perceived financial strength of the cedent.
Marketing. Our reinsurance group generally markets its reinsurance products through brokers, except our property facultative reinsurance group, which generally deals directly with the ceding companies. Brokers do not have the authority to bind our reinsurance group with respect to reinsurance agreements, nor does our reinsurance group commit in advance to accept any portion of the business that brokers submit to them. Our reinsurance group generally pays brokerage fees to brokers based on negotiated percentages of the premiums written through such brokers. For information on major brokers, see note 18, “Commitments and Contingencies—Concentrations of Credit Risk,” to our consolidated financial statements in Item 8.
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
For catastrophe exposed reinsurance business, our reinsurance group seeks to limit the amount of exposure it assumes from any one reinsured and the amount of the aggregate exposure to catastrophe losses from a single event in any one geographic zone. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
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
Mortgage Operations
Our mortgage operations provide U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company, United Guaranty Residential Insurance Company, and Arch Mortgage Guaranty Company (together, “Arch MI U.S.”); mortgage reinsurance primarily through Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in the EEA and U.K. through Arch Insurance (EU), in Australia through Arch LMI, and in Hong Kong through Arch MI Asia Limited (“Arch MI Asia”); and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
In 2014 we entered the U.S. mortgage insurance marketplace, underwriting on the Arch Mortgage Insurance Company platform. Arch Mortgage Insurance Company is licensed and operates in all 50 states, the District of Columbia and Puerto Rico. In December 2016, we completed the acquisition of UGC and its primary operating subsidiary, United Guaranty

ARCH CAPITAL	8	2020 FORM 10-K

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
Arch Insurance (EU) was licensed and authorized by the CBOI in 2011 to operate on a pan-European basis under the EU’s freedom of establishment/freedom of services rules. Arch Underwriters Europe Limited (“Arch Underwriters Europe”), an Irish company authorized as an insurance and reinsurance intermediary by the CBOI, acts on behalf of Arch Insurance (EU) and Arch Re Europe with branch offices in the EEA in Italy and Finland and outside the EEA in Switzerland and the U.K. In January 2019, Arch LMI was authorized by APRA to write lenders’ mortgage insurance. Arch LMI is headquartered in Sydney, Australia and focuses on providing direct lenders’ mortgage insurance and reinsurance to the Australian market.
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
Our mortgage group’s operating principles and goals are to:
•Capitalize on profitable underwriting opportunities. Our mortgage group believes that its experienced management, analytics and underwriting teams are positioned to identify and evaluate business with attractive risk/reward characteristics.
•Maintain a disciplined credit risk philosophy. Our mortgage group’s credit risk philosophy is to generate underwriting profit through disciplined credit risk analysis and proper pricing. Our mortgage group believes that the key to this approach is maintaining discipline across all phases of the applicable housing and mortgage lending cycles.
•Provide superior and innovative mortgage products and services. Our mortgage group believes that it can leverage its financial capacity, experience across insurance product lines and the mortgage finance industry, and its analytics and technology to provide innovative products and superior service. The mortgage group believes that its delivery of tailored products that meet the specific, evolving needs of its customers will be a key to the group’s success.
•Maintain our position as a leading provider of U.S. mortgage insurance business. Prior to our 2014 acquisition, Arch Mortgage Insurance Company was the leading provider of mortgage insurance products and services to credit unions in the U.S. We broadened our customer base into national and regional banks and mortgage originators while maintaining and increasing our share of the mortgage insurance credit union market. With the acquisition of UGC in 2016, a leading provider of mortgage insurance products and services to national and regional banks and mortgage originators, we became a leading provider of U.S. mortgage insurance.
Our mortgage group focuses on the following areas:
•Direct mortgage insurance in the United States. Under their monoline insurance licenses, each of Arch’s eligible mortgage insurers may only offer private mortgage insurance covering first lien, one-to-four family residential mortgages. Nearly all of our mortgage insurance written provides first loss protection on loans originated by mortgage lenders and sold to the GSEs. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the principal balance of the mortgage is in excess of 80% of the value of the property securing the mortgage unless the excess portion of the mortgage is protected against default by lender recourse, participation or by a qualified insurer. As a result, such “high loan-to-value mortgages” purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance.
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

ARCH CAPITAL	9	2020 FORM 10-K

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
•Direct mortgage insurance in Europe and other countries where we identify profitable underwriting opportunities. Since 2011, Arch Insurance (EU) has offered mortgage insurance to European mortgage lenders. Arch Insurance (EU)’s mortgage insurance is primarily purchased by European mortgage lenders in order to reduce lenders’ credit risk and regulatory capital requirements associated with the insured mortgages. In certain European countries, lenders purchase mortgage insurance to facilitate regulatory compliance with respect to high loan-to-value residential lending. Arch Insurance (EU) offers mortgage insurance on both a “flow” basis to cover new originations and through structured transactions to cover one or more portfolios of previously originated residential loans. In Australia, Arch LMI provides lenders’ mortgage insurance on a direct basis.
•Reinsurance. Arch Re Bermuda provides quota share reinsurance covering U.S. and international mortgages.
•Other credit risk-sharing products. In addition to providing traditional mortgage insurance and reinsurance, we offer various credit risk-sharing products to government agencies and mortgage lenders. The GSEs have reduced their exposure to mortgage risk by shifting it to the private sector, creating opportunities for insurers to assume additional mortgage risk. In 2013, Arch Re Bermuda became the first (re)insurance company to participate in Freddie Mac’s program to transfer certain credit risk in its single-family portfolio to the private sector. Since that time, Arch Re Bermuda and its affiliates have regularly participated in both Fannie Mae and Freddie Mac single family and multifamily risk sharing programs.
In 2015 we established Arch Mortgage Risk Transfer PCC Inc. (“Arch MRT”) a District of Columbia based protected cell captive insurer, licensed by District of Columbia Department of Insurance, Securities and Banking as a mortgage insurer. Arch MRT issues direct mortgage insurance to the GSEs through incorporated protected cells and cedes 100% of the risk to GSE approved reinsurers, including Arch Re U.S. Arch MRT entered into pilot transactions with both GSEs in 2018 that continued through 2020.
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
Underwriting Philosophy. Our mortgage group believes in a disciplined, analytical approach to underwriting mortgage risks by utilizing proprietary and third party models, including forecasting delinquency and future home price movements with the goal of ensuring that premiums are adequate for the risk being insured. Experienced actuaries and statistical modelers are engaged in analytics to inform the underwriting process. As part of the underwriting process, our mortgage group typically assesses a variety of factors, including the:
•ability and willingness of the mortgage borrower to pay its obligations under the mortgage loan being insured;
•characteristics of the mortgage loan being insured and the value of the collateral securing the mortgage loan;
•financial strength, quality of operations and reputation of the lender originating the mortgage loan;
•expected future home price movements which vary by geography;
•projections of future loss frequency and severity; and
•adequacy of premium rates.
Sales and Distribution. We employ a sales force located throughout the U.S. to directly sell mortgage insurance products and services to our customers, which include mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks. Our largest single mortgage insurance customer (including branches and affiliates) accounted for 5.4% and 4.0% of our gross premiums written for the years ending December 31, 2020 and 2019, respectively. No other customer accounted for greater than 3.2% and 3.3% of the gross premiums written for the years ending December 31, 2020 and 2019, respectively. The percentage of gross premiums written on our top 10 customers was 22% and 20.8% as of December 31, 2020 and 2019, respectively. In Europe, Asia, Bermuda and Australia, our products and services are/or will be distributed on a direct basis and through brokers. Each country represents a unique set of opportunities and challenges that require knowledge of market conditions and client needs to develop effective solutions.
Risk Management. Exposure to mortgage risk is monitored globally and managed through underwriting guidelines,

ARCH CAPITAL	10	2020 FORM 10-K

pricing, reinsurance, utilization of proprietary risk models, concentration limits and limits on net probable loss resulting from a severe economic downturn in the housing market. For a discussion of our risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” and “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
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
Claims Management. With respect to our direct mortgage insurance business, the claims process generally begins with notification by the insured or servicer to us of a default on an insured loan. The insured is generally required to notify us of a default after the borrower misses two consecutive monthly payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, rising interest rate levels and declining home prices. Upon notice of a default, in certain cases we may coordinate with loan servicers to facilitate and enhance retention workouts on insured loans. Retention workouts include payment forbearance, loan modifications and other loan repayment options, which may enable borrowers to cure mortgage defaults and retain ownership of their homes. If a retention workout is not viable for a borrower, our loss on a loan may be mitigated through a liquidation workout option, including a pre-foreclosure sale or a deed-in-lieu of foreclosure.
In the U.S., our master policies generally provide that within 60 days of the perfection of a primary insurance claim, we have the option of:
•paying the insurance coverage percentage specified in the certificate of insurance multiplied by the loss amount;
•in the event the property is sold pursuant to an approved prearranged sale, paying the lesser of (i) 100% of the loss amount less the proceeds of sale of the property, or (ii) the specified coverage percentage multiplied by the loss amount; or
•paying 100% of the loss amount in exchange for the insured’s conveyance to us of good and marketable title to the property, with us then selling the property for our own account.
While we select the claim settlement option that best mitigates the amount of our claim payment, in the U.S. we generally pay the coverage percentage multiplied by the loss amount.
Other Operations
In 2014 we and HPS Investment Partners, LLC (formerly Highbridge Principal Strategies, LLC) (“HPS”), sponsored the formation of Watford. Arch Re Bermuda invested $100.0 million in Watford common equity and, as of February 16, 2021, Arch Re Bermuda owned approximately 10.3% of Watford’s common equity. We also own $35.0 million in aggregate principal amount of Watford Holdings Ltd’s 6.5% senior notes and approximately 6.6% of Watford’s preference shares. Watford’s strategy is to combine a diversified reinsurance and insurance business with a disciplined investment strategy comprised primarily of non-investment grade credit assets. Watford’s own management and board of directors are responsible for its results and profitability. Arch Re Bermuda has appointed two directors to serve on the eight person board of directors of Watford. In the 2020, fourth quarter Arch Capital, Watford Holdings Ltd. and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) pursuant to which, among other things, Arch Capital agreed to acquire all of the common shares of Watford Holdings Ltd. not owned by Arch for a cash purchase price of $35.00 per common share. The transaction is expected to close in the first half of 2021, subject to customary closing conditions including regulatory and shareholder approval. Arch Capital has assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd., a wholly-owned subsidiary of Arch Capital (“Greysbridge”). Upon closing of the transaction, Watford will be wholly owned by Greysbridge and Greysbridge will be owned 40% by Arch Re Bermuda, 30% by certain investment funds

ARCH CAPITAL	11	2020 FORM 10-K

managed by Kelso & Company and 30% by certain investment funds managed by Warburg Pincus LLC. See note 12, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for further details.
In 2017 we and Kelso & Company (“Kelso”) sponsored the formation of Premia. Premia’s strategy is to reinsure or acquire companies or reserve portfolios in the non-life property and casualty insurance and reinsurance run-off market. Arch Re Bermuda and certain Arch co-investors invested $100.0 million and acquired approximately 25% of Premia as well as warrants to purchase additional common equity. Arch Re Bermuda is providing a 25% quota share reinsurance treaty on certain business written by Premia, and subsidiaries of Arch Capital are providing certain administrative and support services to Premia, in each case pursuant to separate multi-year agreements. Arch Re Bermuda has appointed two directors to serve on the seven person board of directors of Premia. In the 2019 fourth quarter, Barbican entered into certain reinsurance and related transactions with Premia pursuant to which Premia assumed a transfer of liability for the 2018 and prior years of account of Barbican as of July 1, 2019. See note 16, “Transactions with Related Parties,” to our consolidated financial statements in Item 8 for further details.
HUMAN CAPITAL

We have a results-driven culture which relies on our dedicated, engaged and talented employees. Our business strategy is focused on delivering specialty products and solutions to our customers in each of our operating segments, and our short- and long-term success depends on employee performance. Therefore, helping our people excel by creating a meaningful, challenging and fulfilling employee experience is of paramount importance. Through the global pandemic, a spirit of agility allowed us to transition virtually overnight to a home-based employee population. We successfully kept business operations up and running through effective collaboration, communication and resilience. As of February 15, 2021, we had just over 4,500 employees globally, compared to 4,300 last year, which directly speaks to our ability to grow and retain our talent in spite of the challenges we all faced with the pandemic. We have approximately 2,970 employees in North America (U.S., Canada and Bermuda), 810 employees in Europe and the U.K. and 730 employees in the Philippines and the rest of the world.
Our People and Culture. With colleagues in over 15 countries, we are driven by our common purpose of “Enabling Possibility” for our customers, our communities and our fellow employees. Our values of embracing teamwork, working hard and smart, continually pursuing innovation and improvement, striving to make a difference, and exhibiting honesty and integrity in all that we do unite us in our unrelenting focus on providing service and solutions that make us a trusted and valued business partner. We use clearly defined policy and procedural supports such as our Code of Business Conduct and Compliance and Ethics training programs to ensure that we are unwavering in our attention to living our values.
A key aspect in top performance is enhancing our overall diversity while ensuring that we behave inclusively. By better reflecting the demographics in the markets in which we operate and embracing a culture of inclusion, we can leverage all of the best contributions and thinking across our Company. We are committed to positively impacting our employees and culture by integrating diversity and inclusion principles in our operations. In 2020, we launched six employee networks to offer employees from various demographic backgrounds a forum to share ideas, build a sense of community and give voice to topics of interest and contribute meaningfully to business outcomes.

Talent Acquisition, Development, Rewards and Retention. Our employees are our greatest asset, and we maintain a sharp focus on continuously improving the ways we attract, develop and retain our high-performing talent. We provide unique career growth opportunities through a combination of on-the-job experiences, exposure to top-notch colleagues and education and training programs designed to accelerate learning and applying new skills and behaviors. We offer competitive compensation and comprehensive benefits packages, including an employee share purchase plan, parental leave, generous contributions to retirement savings plans and corporate discounts and programs to support employee mental and physical well-being. Our Arch Achieve program has recognized over 360 employees for excellence since its inception in 2009, with each recipient of this distinction receiving shares of our common stock as recognition of their accomplishments.
We also encourage employees to continue their educational and professional development through student loan payback assistance and tuition reimbursement plans. To attract the best talent to our industry, we also offer internship programs and an Early Career Program with an Underwriting Track which provides participants with a robust introduction and real technical skills to build a successful career at Arch. In addition, we have targeted programs to attract talent that will diversify our workforce. Experienced professionals at Arch may participate in manager and leadership development programs and, for our mortgage insurance segment employees, we offer the opportunity to seek a Mortgage Bankers Association Certified Banker designation.

ARCH CAPITAL	12	2020 FORM 10-K

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
Unpaid and paid losses and loss adjustment expenses recoverable were approximately $4.5 billion at December 31, 2020. For detail on our unpaid and paid losses and loss adjustment expenses, see the Reinsurance Recoverables section of “Financial Condition, Reinsurance Recoverables” in Item 7.
INVESTMENTS

At December 31, 2020, total investable assets held by Arch were $26.9 billion, excluding the $2.7 billion included in the ‘other’ segment (i.e., attributable to Watford). Our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. While maintaining our emphasis on preservation of capital and liquidity, we expect our portfolio to become more diversified and, as a result, we may in the future expand into areas which are not part of our current investment strategy. For detail on our investments, see the Investable Assets Held by Arch section of “Financial Condition” in Item 7 and note 9, “Investment Information,” to our consolidated financial statements in Item 8.
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
The financial strength ratings of our operating insurance and reinsurance subsidiaries are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings they have assigned to us. Such ratings may be revised or revoked at the discretion of such ratings agencies in response to a variety of factors, including capital adequacy, management, earnings, forms of capitalization and risk profile. A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) are ratings agencies which have assigned financial strength and/or issuer ratings to Arch Capital and/or one or more of its subsidiaries.
The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our website (www.archcapgroup.com (Investor Relations-Credit Ratings) contains information about our ratings, but such information on our website is not incorporated by reference into this report.

ARCH CAPITAL	13	2020 FORM 10-K

COMPETITION

The worldwide reinsurance and insurance businesses are highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, some of which have greater financial, marketing and management resources than we have and longer-term relationships with insureds and brokers than we have had. We compete with other insurers and reinsurers primarily on the basis of overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, strength of client relationships, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, reputation, employee experience, and qualifications and local presence. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—“We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.”

In our property casualty insurance and reinsurance businesses, we compete with insurers and reinsurers that provide specialty property and casualty lines of insurance, including Alleghany Corporation, American Financial Group, Inc., American International Group, Inc., AXA XL, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, CNA Financial Corp., Everest Re Group Ltd., Fairfax Financial Holdings Limited, Hannover Rück SE, The Hartford Financial Services Group, Inc., Liberty Mutual Group, Lloyd’s, Markel Corporation, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., RLI Corp., SCOR, Sompo International, Swiss Reinsurance Company, Tokio Marine HCC, The Travelers Companies, Inc., W.R. Berkley Corp. and Zurich Insurance Group.
In our U.S. mortgage business, we compete with five active U.S. mortgage insurers, which include the mortgage insurance subsidiaries of Essent Group Ltd., Genworth Financial Inc., MGIC Investment Corporation, NMI Holdings Inc. and Radian Group Inc. The private mortgage insurance industry is highly competitive. Private mortgage insurers generally compete on the basis of underwriting guidelines, pricing, terms and conditions, financial strength, product and service offerings, customer relationships, reputation, the strength of management, technology, and innovation in the delivery and servicing of insurance products. Arch MI U.S. and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is the Federal Housing Administration (“FHA”) and, to a lesser degree, the U.S. Department of Veterans Affairs (“VA”). Future changes to the FHA program, including any reduction to premiums charged may impact the demand for private mortgage insurance.
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

ARCH CAPITAL	14	2020 FORM 10-K

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

ARCH CAPITAL	15	2020 FORM 10-K

extensive regulation under applicable statutes in these countries and any other jurisdictions in which we operate. The current material regulations under which we operate are described below. We may become subject in the future to regulation in new jurisdictions or to additional regulations in existing jurisdictions.
Bermuda
General. Our Bermuda insurance operating subsidiary, Arch Re Bermuda, is a Class 4 general business insurer and a Class C long-term insurer, and is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”). Among other matters, the Insurance Act imposes certain solvency and liquidity standards, auditing and reporting requirements, the submission of certain period examinations of its financial conditions and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Arch Re Bermuda must also comply with a minimum liquidity ratio and minimum solvency margin in respect of its general business. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss adjustment expenses (“LAE”) or premiums or pursuant to a risk-based capital measure. Arch Re Bermuda is also subject to an enhanced capital requirement (“ECR”) which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA has established a target capital level for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its available statutory economic capital and surplus at this level, the target capital level serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the target capital level will likely result in increased regulatory oversight. As a Class C insurer, Arch Re Bermuda is also required to maintain available statutory economic capital and surplus in respect of its long-term business at a level equal to or in excess of its long-term enhanced capital requirement which is established by reference to either the Class C BSCR model or an approved internal capital model.
Arch Re Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its general business or long-term business enhanced capital requirements, minimum solvency margins or its general business minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum solvency margins or minimum liquidity ratio on the last day of any financial year, Arch Re Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins. Without the approval of the BMA, Arch Re Bermuda is prohibited from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins. Without the approval of the BMA, Arch Re Bermuda is prohibited from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. Under the Bermuda Companies Act of 1981, as amended, Arch Re Bermuda may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. The Insurance Amendment (No. 2) Act 2018 amended the Insurance Act to provide for the prior payment of policyholders’ liabilities ahead of general unsecured creditors in the event of the liquidation or winding up of an insurer. The amendments provide inter alia that, subject to certain statutorily preferred debts, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract excluding debts owed to an insurer under an insurance contract where the insurer is the person insured.

ARCH CAPITAL	16	2020 FORM 10-K

Group Supervision. The BMA acts as group supervisor of our group of insurance and reinsurance companies (“Group”) and has designated Arch Re Bermuda as the designated insurer (“Designated Insurer”). As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of relevant or essential information for going concerns and emergency situations, including the dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out supervisory reviews and assessments of our Group; (iii) carrying out assessments of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating through regular meetings held at least annually (or by other appropriate means) with other competent authorities, supervisory activities in respect of our Group; both as a going concern and in emergency situations (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. As Designated Insurer, Arch Re Bermuda is required to facilitate compliance by our Group with the group insurance solvency and supervision rules.
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
Companies that are licensed to and carry on insurance as a relevant activity are generally considered to operate in Bermuda with adequate substance, with respect to their insurance business, if they comply with the existing provisions of (a) the Companies Act 1981 relating to corporate governance; and (b) the Insurance Act 1978, that are applicable to the economic substance requirements, and the Registrar will have regard to such companies’ compliance with the Insurance Act 1978 (in addition to compliance with the Companies Act 1981) in his assessment of compliance with the economic substance requirements. That being said, such companies are still required to complete and file a Declaration Form, with the Bermuda Registrar of Companies and the Registrar will also have regard to the information provided in that Declaration Form in making his assessment of compliance with the ES Act.

ARCH CAPITAL	17	2020 FORM 10-K

United States
General. Our U.S. based insurance operating subsidiaries are subject to extensive governmental regulation and supervision by the states and jurisdictions in which they are domiciled, licensed and/or approved to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurance and/or reinsurance subsidiaries domiciled in Delaware, North Carolina, Missouri, Wisconsin, Kansas and the District of Columbia and we may acquire insurers domiciled in other states in the future. State insurance regulation and supervision is designed to protect policyholders rather than investors. Generally, state regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, methods of accounting, form and content of financial statements, certain aspects of governance, ERM, amounts we are required to hold as reserves for future payments, minimum capital and surplus requirements, annual and other report filings and transactions among affiliates. Our U.S. based subsidiaries are required to file detailed quarterly and audited annual statutory financial statements with state insurance regulators. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations. Certain insurance regulatory requirements are highlighted below. In addition to regulation applicable generally to U.S. insurance and reinsurance companies, our U.S. mortgage insurance operations are affected by federal and state regulation relating to mortgage insurers, mortgage lenders, and the origination, purchase and sale of residential mortgages. Arch Insurance (U.K.) is also subject to certain governmental regulation and supervision in the states where it writes excess and surplus lines insurance.
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
State holding company acts and regulations also impose extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies and requiring a person divesting its controlling interest to make a confidential advance notice filing.
In December 2020, the National Association of Insurance Commissioners (“NAIC”) adopted amendments to the NAIC Insurance Holding Company System Model Act and Model Regulation that, when adopted by states, will require the ultimate controlling person of an insurance holding company system to file an annual group capital calculation, unless the ultimate controlling person or its insurance holding company system is exempt from the filing requirement. The group capital calculation is designed to assist state insurance regulators in understanding the financial condition of non-insurance entities that are part of an insurance holding company system and the degree to which insurance companies are supporting those non-insurance entities.
Regulation of Dividends and Other Payments from Insurance Subsidiaries. The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurer’s state of domicile. Such laws generally limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior notice and approval, or non-disapproval after receiving notice. In April 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” Arch MI U.S.’ ability to pay dividends is subject to prior notification and approval through June 30, 2021, pursuant to the PMIERs guidance related to COVID-19.
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
A primary insurer ordinarily will enter into a reinsurance agreement to obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. As a result of the

ARCH CAPITAL	18	2020 FORM 10-K

requirements relating to the provision of credit for reinsurance, Arch Re U.S. and Arch Re Bermuda are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are domiciled.
In general, credit for reinsurance is allowed if the reinsurer is licensed or “accredited” in the state in which the primary insurer is domiciled; or if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Most states have adopted provisions of the NAIC Credit for Reinsurance Model Law and Regulation that allow full credit to U.S. ceding insurers for reinsurance ceded to reinsurers that have been approved as “certified reinsurers” based upon less than 100% collateralization. As of February 2, 2021 Arch Re Bermuda is approved as a “certified reinsurer” in 39 states.
In April 2018, the U.S. and the EU entered into the Bilateral Agreement between the United States of America and the European Union on Prudential Matters Regarding Insurance and Reinsurance (the “EU-US Covered Agreement”) that, among other things, would eliminate reinsurance collateral requirements for qualified U.S. reinsurers operating in the EU insurance market, and eliminate reinsurance collateral requirements under U.S. state insurance law for qualified reinsurers having their head office or domiciled in an EU member state. In December 2018, the U.S. Secretary of the Treasury and the U.S. Trade Representative announced that they had reached agreement with the U.K. on a covered agreement (“U.K. Covered Agreement”) with terms nearly identical to the EU Covered Agreement for insurers and reinsurers operating in the U.K. In 2019, the NAIC adopted amendments to the Credit for Reinsurance Model Law and Regulation that would implement the EU-US Covered Agreement and the U.K. Covered Agreement and eliminate reinsurance collateral requirements for qualified reinsurers having their head office or domiciled in other jurisdictions deemed “Reciprocal Jurisdictions” by the NAIC (although individual states may reject a Reciprocal Jurisdiction designation). The NAIC list of Reciprocal Jurisdictions includes Bermuda, Japan and Switzerland. As of February 23, 2021, the NAIC reports that eighteen states have adopted the 2019 amendments to the Credit for Reinsurance Model Law with an additional 18 considering amendments.
Risk Management and ORSA. The NAIC Risk Management and Own Risk Solvency Assessment Model Act (“ORSA Model Act”) provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. States may impose additional internal review and regulatory filing requirements on licensed insurers and their parent companies. Nearly all states have enacted the ORSA Model Act or substantially similar legislation.
Cybersecurity and Privacy. The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. A number of states have already adopted versions of this model law, with more expected to follow. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). Privacy legislation and regulation has also become an issue of increasing focus of the federal government and in many states. In addition, California Consumer Privacy Act of 2018 (“CCPA”), which also applies to us, came into effect on January 1, 2020, and grants California consumers certain rights to, among other things, access and delete data about them subject to certain exceptions, as well as a private right of action related to cybersecurity breaches with statutory penalties. Additionally, a California ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”) passed as part of the November 2020 ballot and will become fully effective on January 1, 2023. The CPRA will apply to us and will substantially amend the CCPA, providing for additional consumer privacy rights, additional regulatory obligations, and creating a new privacy focused California regulatory agency with enforcement authority. A range of new cybersecurity and privacy laws are also under consideration in other states, as well as by the federal government.
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

ARCH CAPITAL	19	2020 FORM 10-K

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
Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, a number of federal laws affect and apply to the insurance industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program (“TRIP”), consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—We could face unanticipated losses from war, terrorism, cyber-attacks, pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations” for more information on TRIP. In addition, FIO is authorized to assist the U.S. Secretary of the Treasury in negotiating “covered agreements” between the U.S. and one or more foreign governments or regulatory authorities that address insurance prudential measures.
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
GSE Eligible Mortgage Insurer Requirements. GSEs impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to the GSEs, known as the PMIERs. The PMIERs apply to our eligible mortgage insurers, but do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved. The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value, original credit score of performing loans, and the delinquency status of non-performing loans). Our eligible mortgage insurers satisfied the PMIERs’ financial requirements as of December 31, 2020.
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

ARCH CAPITAL	20	2020 FORM 10-K

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
United Kingdom
General. The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K. both under the Financial Services and Markets Act 2000 (the “FSMA”). In May 2004, Arch Insurance (U.K.) was granted the relevant permissions for the classes of insurance business which it underwrites in the U.K. AMAL currently manages Arch Syndicate 2012 and Arch Syndicate 1955 pursuant to its authorizations by the U.K. regulator and the Lloyd’s Franchise Board. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Act 2006 (as amended) (the “U.K. Companies Act”).
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information and which compete effectively and have the interests of their customers and the integrity of the market at the heart of how they run their business. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Arch Insurance (U.K.) and AMAL are subject to periodic assessment by the PRA along with all regulated firms. Arch Insurance (U.K.) and AMAL are subject to regulation by both the PRA and FCA. Castel is authorized and regulated by the FCA and is subject to periodic assessment and review by the FCA.
Lloyd’s Supervision. The operations of AMAL (as managing agent of Arch Syndicate 2012 and Arch Syndicate 1955) and each syndicate’s respective corporate members, are subject to the byelaws and regulations made by (or on behalf of) the Council of Lloyd’s, and requirements made under those byelaws. The Council of Lloyd’s, established in 1982 by Lloyd’s Act 1982, has overall responsibility and control of Lloyd’s. Those byelaws, regulations and requirements provide a framework for the regulation of the Lloyd’s market, including specifying conditions in relation to underwriting and claims operations of Lloyd’s participants. Lloyd’s is also subject to the provisions of the FSMA. Lloyd's is authorized by the PRA and regulated by the PRA and FCA. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or FCA's rules, although the PRA has delegated certain of its powers, including some of those relating to prudential requirements, to Lloyd’s. Each corporate member of Lloyd’s is required to contribute a percentage of the member’s premium income for each year of account to the Lloyd’s central fund. The Lloyd’s central fund is available if members of Lloyd’s assets are not sufficient to meet claims for which the member is liable. Each corporate member of Lloyd’s, may also be required to contribute to the central fund by way of a supplement to a callable layer of up to 3% of the corresponding member’s premium income limit for the relevant year of account.
Financial Resources. The European solvency framework and prudential regime for insurers and reinsurers, the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. See “European Union—Insurance and Reinsurance Regulatory Regime” below for additional details.
Arch Insurance (U.K.), and the corporate members of Arch Syndicate 2012 and Arch Syndicate 1955 are currently required to meet economic risk-based solvency requirements imposed under Solvency II. Solvency II, together with European Commission “delegated acts” and guidance issued by the European Insurance and Occupational Pensions Authority (“EIOPA”) sets out classification and eligibility requirements, including the features which capital must display in order to qualify as regulatory capital. Currently, the European Commission is undertaking a review of Solvency II to ensure that the regime remains fit for purpose of calling upon EIOPA to provide technical advice with EIOPA publishing its Opinion on December 17, 2020. The European Commission’s proposal on the review is expected in the 2021 third quarter.
On January 31, 2020, the U.K. withdrew from the EU with the terms of Brexit set forth in the Withdrawal Agreement agreed by the U.K. Parliament and the EU Parliament. At the expiration of the transition period from January 31, 2020 until December 31, 2020 (the “Transition Period”), during

ARCH CAPITAL	21	2020 FORM 10-K

which time the U.K. remained in the EU customs union and single market, the European Union (Withdrawal) Act 2018, as amended, has transposed all applicable direct EU legislation into domestic U.K. law, thus ensuring the continuing application of Solvency II under the U.K.’s financial services regulatory regime.
In June 2020, the U.K. government revealed plans to review Solvency II to ensure that it is properly tailored to take account the structural features of the U.K. insurance sector, with HM Treasury publishing a ‘Call for Evidence’ in October 2020, outlining the motives behind the review and inviting feedback on various areas, including, amongst others, the standard formula for capital requirements, the risk margin, the matching adjustment and reporting requirements. The results of the review are not expected to be published until later in 2021.
Financial Services Compensation Scheme. The Financial Services Compensation Scheme (“FSCS”) is a scheme established under FSMA to compensate eligible policyholders of insurance companies who may become insolvent. The FSCS is funded by the levies that it has the power to impose on all insurers. Arch Insurance (U.K.) could be required to pay levies to the FSCS.
Restrictions on Acquisition of Control. Under FSMA, the prior consent of the PRA or FCA, as applicable, is required, before any person can become a controller or increase its control over any regulated company, including Arch Insurance (U.K.), or over the parent undertaking of any regulated company. Therefore, the PRA's or FCA's prior consent, as applicable, is required before any person can become a controller of Arch Capital. Prior consent is also required from Lloyd’s before any person can become a controller or increase its control over a corporate member or a managing agent or a parent undertaking of a corporate member or managing agent. A controller is defined for these purposes as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking.
Restrictions on Payment of Dividends. Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the PRA or FCA, as applicable, requires that insurance companies, insurance intermediaries and other regulated entities maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance (U.K.), AMAL or Castel, for example.
European Union Considerations. During the Transition Period, there was no change in passporting rights for financial institutions in the U.K. Under our Brexit plan, since January 2020 nearly all of the EEA insurance business of Arch Insurance (U.K.) has been conducted by Arch Insurance (EU). As part of our Brexit planning, and in advance of the Transition Period expiring, a transfer of the EEA legacy business (excluding inwards reinsurance) from Arch Insurance (U.K.) to Arch Insurance (EU) was completed under Part VII of the U.K. Financial Services and Market Act 2000 at the end of December 2020 (“Part VII Transfer”).
The U.K. government established a Temporary Permissions Regime (“TPR”) which came into force with effect from January 1, 2021, which allows EEA firms such as Arch Re Europe and Arch Insurance (EU), covered by a passport prior to that date, who wish to continue carrying out business in the U.K. in the longer term, to operate in the U.K. for a limited period while they seek authorization or recognition from the U.K. regulators. However, no TPR-equivalent regime is in place for U.K. firms who wish to continue carrying out business in the EEA. In the absence of a TPR-equivalent regime for U.K. firms, the ability of U.K. firms (including, Arch Insurance (U.K.), AMAL and Castel) to continue doing business in the EEA depends on applicable EEA state local law and regulation. Similarly, there has been no decision yet made by the European Commission on whether or not the U.K.’s financial services regulatory regime will be granted third-country equivalence for the purposes of reinsurance, solvency calculation and/or group supervision under Solvency II. In the absence of such declarations, EEA firms (and their respective groups) carrying out business with U.K. firms will be subject to a stricter, more complex, set of regulatory and supervisory requirements. U.K. firms will also be subject to more stringent requirements in carrying out reinsurance business with EEA firms.
The long-term implications of Brexit on the Solvency II framework in the U.K. remain uncertain in relation to the arrangements that will allow U.K. and EU-established firms to continue to effectively transact business with each other and how the future relationship between the two parties will adversely affected regulated entities. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—The U.K.’s Withdrawal from the EU could adversely affect us.”
On December 24, 2020, the EU and the U.K. agreed the EU-UK Trade Cooperation Agreement (the “TCA”) which details the terms of the future cooperation between the U.K. and the EU. The TCA was signed by both the EU and U.K. on December 30, 2020, with a provisional effective date of January 1, 2021. The TCA does not preserve the status of financial services and as a result, under the provisions of the TCA, EEA financial institutions (including our Irish

ARCH CAPITAL	22	2020 FORM 10-K

operating subsidiaries) have lost their passporting rights into the U.K. Absent any future agreement between the U.K. and the EU on the provision of financial services by U.K. financial institutions into the EU, the post-Brexit status and rules applicable to U.K. branches of EEA financial institutions will be primarily driven by U.K. law and regulation. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—The U.K.’s Withdrawal from the EU could adversely affect us.”
Ireland
General. The CBOI regulates insurance and reinsurance companies and intermediaries authorized in Ireland. Our three Irish operating subsidiaries are Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe. Arch Re Europe was licensed and authorized by the CBOI as a non-life reinsurer in October 2008 and as a life reinsurer in November 2009. Arch Insurance (EU) was licensed and authorized by the CBOI as a non-life insurer in December 2011. As part of our Brexit plan, Arch Insurance (EU) received approval from the CBOI to expand the nature of its business in 2019 commenced writing expanded insurance lines in the EEA in 2020, and the Part VII Transfer was completed at the end of December 2020. Arch Underwriters Europe was registered by the CBOI as an insurance and reinsurance intermediary in July 2014. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBOI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI.
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
In response to the COVID-19 pandemic, EIOPA issued a statement in April 2020 urging (re)insurers to temporarily suspend all discretionary dividend distributions and share buy backs aimed at remunerating shareholders, and recommended a similar prudent approach should be applied to variable remuneration policies. In December 2020, EIOPA reiterated, in light of its previous statement in April 2020, the importance of extreme caution and prudence in relation to insurance firm's capital management.
On the basis of EIOPA's statement, the CBOI issued guidance in April 2020 that insurance firms postpone any payment of dividend distributions or similar transactions until they can forecast their costs and future revenues with a greater degree of certainty. The CBOI's position is that if the board of an insurance firm forms the view that a high level of certainty has been reached and wishes to make a distribution, the CBOI expects the firm to engage with their local supervision team before proceeding with the distribution, demonstrating satisfactory forward looking solvency, liquidity and operational resilience positions in light of the current environment. Additionally, the CBOI advised in the same guidance that insurance firms are expected to exercise similar prudence in respect of any variable remuneration policies and should consider whether the postponement of any payments under such variable remuneration policies would be appropriate in light of the current environment. In February 2021, the CBOI reiterated its expectations in relation to distributions by insurance firms, confirming that between January 1, 2021 and at least until September 30, 2021, it expects that total dividends, share buy-backs and variable remuneration for material risk-takers of significant insurance firms should not result in a reduction in solvency ratio of more than 15 percentage points from the pre-distribution solvency ratio, and overall distributions should be significantly lower than in years prior to the COVID-19 pandemic.

ARCH CAPITAL	23	2020 FORM 10-K

European Union Considerations. As Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are authorized by the CBOI in Ireland, a Member State of the EU, those authorizations are recognized throughout the EEA. Subject only to certain notification and application requirements, Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe can provide services, or establish a branch, in any other Member State of the EEA. Although, in doing so, they may be subject to the laws of such Member States with respect to the conduct of business in such Member State, company law registrations and other matters, they will remain subject to financial and operational supervision by the CBOI only. Arch Insurance (EU) has branches in the following EU countries: Italy and Denmark. Arch Insurance (EU) also has a branch outside of the EU in the U.K. Arch Re Underwriting ApS in Denmark (“Arch Re Denmark”) is an underwriting agency underwriting accident and health and other reinsurance business for Arch Re Europe. Arch Re Europe also has two branches outside the EU in the U.K. and in Switzerland (“Arch Re Europe Swiss Branch”).
From January 1, 2021, under the provisions of the TCA our Irish regulated entities have lost their passporting rights into the U.K. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—The U.K.’s Withdrawal from the EU could adversely affect us.”
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
In December 2020, EIOPA provided an opinion to the European Commission in relation to the review of the Solvency II regime. This review was initiated by the European Commission to determine if the Solvency II regime remains fit for purpose. In its opinion, EIOPA confirms that the overall Solvency II framework is working well from a prudential perspective, suggesting that there are no fundamental changes needed but that a number of amendments are required to ensure the regime continues as a well-functioning risk-based regime. The European Commission will review EIOPA's opinion over the coming months.
Following entry into the TCA by the U.K. and the EU, and the U.K.’s withdrawal from the EU under the provisions of the TCA, U.K. financial institutions have lost their passporting rights into the EU. It is envisaged that there will be a level of cooperation in relation to financial services, reflected in a Memorandum of Understanding between the U.K. and the EU and this is currently expected to be in place by March 2021. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—The U.K.’s Withdrawal from the EU could adversely affect us.”
Arch Re Europe and Arch Insurance (EU), being established in Ireland and authorized by the CBOI are able, subject to similar regulatory notifications and there being no objection from the CBOI and the Member States concerned, to establish branches and provide reinsurance services, and, in respect of Arch Insurance (EU), insurance services in all EEA states.
Solvency II does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA, such as Arch Re Bermuda. As such, and subject to the specific rules in each Member State, Arch Re Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Article 172 of Solvency II provides that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. From January 1, 2016, Bermuda was deemed by the European Commission to be equivalent for Solvency II purposes. Solvency II also includes specific measures providing for the supervision of insurance and reinsurance groups. However, as a consequence of the above determination of equivalence, pursuant to Article 260 of Solvency II, regulators within the EEA are required to rely on the worldwide group supervision exercised by the BMA. EIOPA has also indicated that, on a case by case basis, groups subject to this worldwide supervision may be exempted from any EEA sub-group supervision, where this results in more efficient supervision of the group and does not impair EEA supervisors in respect of their individual responsibilities.

ARCH CAPITAL	24	2020 FORM 10-K

The Insurance Distribution Directive (“IDD”) was published in February 2016. EEA Member States were required to transpose the IDD by October 1, 2018. It replaces the existing Insurance Mediation Directive. The IDD applies to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and strengthens the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements. The principal impact of the IDD is on the insurance market, however, requirements that apply across insurance and reinsurance include more specific conditions regarding knowledge and continuing professional development requirements for those involved in distribution of (re)insurance products. The IDD continues the existing ability for intermediaries established in a Member State of the EU to establish branches and provide services to all EEA states. Arch Underwriters Europe, being established in Ireland and authorized by the CBOI, is able, subject to regulatory notifications and there being no objection from the CBOI, to establish branches and provide services in all EEA states.
Privacy. The European General Data Protection Regulation (the “GDPR”) came into effect on May 25, 2018. The GDPR aims to introduce consistent data protection rules across the EU and EEA, and its scope extends to certain entities not established in the EEA if they process personal data or offer goods or services to, or monitor the behavior of, EEA data subjects. The GDPR contains a number of requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design,” including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities. Following the end of the Transition Period on December 31, 2020, GDPR was entered into force in the U.K. (the “U.K. GDPR”). The requirements of the U.K. GDPR are virtually identical to those of the EU GDPR. After the expiration of the Transition Period, transfers of personal data from the U.K. to the EEA are unrestricted and do not require additional safeguards. Data flows from the EU to the U.K. remain unrestricted for a six month interim basis from January 1, 2021, provided the U.K. makes no substantive changes to its data protection laws. The interim period is intended to give the European Commission time to carry out its adequacy assessment of U.K. data protection laws to determine whether they offer an ‘essentially equivalent’ level of data protection to that afforded in the EU. If the European Commission were to grant the U.K. an ‘adequacy decision’ transfers of personal data from the EEA to the U.K. would continue unrestricted and would not require any additional safeguards, unless the decision was revoked by the European Commission. On February 19, 2021, the European Commission published a first draft of its "adequacy decision" and officially launched the process towards the adoption of the adequacy decision for transfers of personal data to the United Kingdom from the EU.
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
Australia
APRA is an independent statutory authority responsible for prudential supervision of institutions across banking, insurance and superannuation and promotes financial stability in Australia. Arch LMI was authorized by APRA in January 2019 to conduct monoline lenders’ mortgage insurance business in Australia. Major regulatory requirements that are applicable to Arch LMI as an insurance provider in Australia include requirements on minimum capital levels and compliance with corporate governance standards, including the risk management strategy for our Australian mortgage insurance business.
Hong Kong
The insurance industry is regulated by Hong Kong Insurance Authority (“HKIA”), whose principal function is to regulate and supervise the insurance industry for the promotion of the general stability of the insurance industry and for the protection of existing and potential policyholders. Arch MI Asia is authorized to carry on general business Class 14 (Credit) and Class 16 (Miscellaneous Financial Loss), in or from Hong Kong.
Major regulatory requirements that are applicable to Arch MI Asia as a general business insurer include requirements on minimum paid-up capital, minimum solvency margin and maintenance of assets in Hong Kong.

ARCH CAPITAL	25	2020 FORM 10-K

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

ARCH CAPITAL	26	2020 FORM 10-K

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
Canada. Arch Insurance Canada, a Canadian federal insurance company, commenced underwriting in 2013. Arch Re U.S., through a branch, commenced underwriting reinsurance in Canada in January 2015. Arch Insurance Canada is taxed on its worldwide income. Arch Re U.S. is taxed on its net business income earned in Canada. The general federal corporate income tax rate in Canada is currently 15%. Provincial and territorial corporate income tax rates are added to the general federal corporate income tax rate and generally vary between 8% and 16%.
Ireland. Each of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe is incorporated and resident in Ireland for corporation tax purposes and will be subject to Irish corporate tax on its worldwide profits, including the profits of the branches of Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe. Any creditable foreign tax payable will be creditable against Arch Re Europe’s Irish corporate tax liability on the results of Arch Re Europe’s branches with the same principle applied to Arch Insurance (EU)’s branches and Arch Underwriters Europe’s branches. The current rate of Irish corporation tax applicable to such trading profits is 12.5%.
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
Taxation of Shareholders
Bermuda. Currently, there is no Bermuda withholding tax on dividends paid by us.

ARCH CAPITAL	27	2020 FORM 10-K

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
For purposes of this discussion, the term “U.S. Person” means:
•an individual who is a citizen or resident of the U.S.;
•a corporation or entity treated as a corporation created or organized under the laws of the U.S., any state thereof, or the District of Columbia;
•an estate the income of which is subject to U.S. federal income taxation regardless of its source;
•a trust if either (i) a court within the U.S. is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust or (ii) the trust has a valid election in effect to be treated as a U.S. person for U.S. federal income tax purposes; or
•any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.
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
A U.S. holder that is an individual, estate or a trust that does not fall into a special class of trusts that is exempt from such

ARCH CAPITAL	28	2020 FORM 10-K

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

ARCH CAPITAL	29	2020 FORM 10-K

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
Passive Foreign Investment Companies. Sections 1291 through 1298 of the Code contain special rules applicable with respect to foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its income constitutes “passive income” or 50% or more of its assets produce passive income. If we were to be characterized as a PFIC, U.S. holders would be subject to a penalty tax at the time of their sale of (or receipt of an “excess distribution” with respect to) their common shares or preferred shares. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the stock). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxable in equal portions throughout the holder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. A U.S. shareholder may avoid some of the adverse tax consequences of owning shares in a PFIC by making a qualified electing fund (“QEF”) election. A QEF election is revocable only with the consent of the IRS and has the following consequences to a shareholder:
•For any year in which Arch Capital is not a PFIC, no income tax consequences would result.
•For any year in which Arch Capital is a PFIC, the shareholder would include in its taxable income a proportionate share of the net ordinary income and net capital gains of Arch Capital and certain of its non-U.S. subsidiaries.
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

ARCH CAPITAL	30	2020 FORM 10-K

involving the insurance business. The PFIC statutory provisions contain a look-through rule that states that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the stock. We believe that we were not a PFIC for any taxable year beginning on or before December 31, 2017, or any subsequent taxable year ending on or before December 31, 2020, and we currently are not expecting to become a PFIC for any subsequent taxable year. However, due to the complexity and uncertainty of the PFIC rules and the limited guidance interpreting them, there can be no assurance that we have not been a PFIC to date or that we will not become a PFIC at some time in the future.
On December 4, 2020, the IRS issued certain final regulations (the “2020 final PFIC insurance regulations”) and revised proposed regulations (the “2020 proposed PFIC insurance regulations”) regarding the application of the insurance company exception. While we believe that the 2020 final PFIC insurance regulations and the 2020 proposed PFIC insurance regulations should not adversely impact the our ability to satisfy the insurance company exception and avoid being treated as a PFIC, there can be no assurance that such exception will in fact apply and/or will continue to apply at all times in the future. Each U.S. holder should consult its own tax advisor as to the effects of these rules.
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
Other Tax Laws. Shareholders should consult their own tax advisors with respect to the applicability to them of the tax laws of other jurisdictions.

ARCH CAPITAL	31	2020 FORM 10-K

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
Risks Relating to Our Industry, Business and Operations
We operate in a highly competitive environment, and we may not be able to compete successfully in our industry.
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
The insurance and reinsurance industry is highly cyclical, and we may at times experience periods characterized by excess underwriting capacity and unfavorable premium rates.
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. Demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry on both underwriting and investment sides. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. Until recently, the supply of insurance and reinsurance had increased over the past several years, and may again in the future, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.
Claims for natural and man-made catastrophic events could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations.
We have large aggregate exposures to natural and man-made catastrophic events. Natural catastrophes can be caused by various events, including hurricanes, floods, wildfires, tsunamis, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. The frequency and severity of natural catastrophe activity, including hurricanes, tsunamis, tornadoes, floods and droughts, has also been greater in recent years. Man-made catastrophic events may include acts of war, acts of terrorism and political instability. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the nature of the property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events may vary materially from estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.
The impact of the COVID-19 pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.

ARCH CAPITAL	32	2020 FORM 10-K

The COVID-19 pandemic has resulted in a global slowdown of economic activity, and the magnitude of the impact of the pandemic and the duration of the disruption and resulting decline in business activity is still highly uncertain. A prolonged COVID-19 pandemic could materially and adversely impact our own employees and operations, as well as the business operations of third parties with whom we interact. The COVID-19 pandemic has impacted our results of operations and could have a significant effect on our business, results of operations and future financial performance. We may experience higher levels of loss and claims activity in certain lines of business, and our premiums written and earned could also be adversely affected by a suppression of global commercial activity that results in a reduction in insurable assets and other exposure. Conditions of the financial markets resulting from the virus may also have a negative effect on the performance of our investment portfolio. Certain lines of our business may require additional forms of collateral in the event of a decline in the fair value of securities and benchmarks to which those repayment mechanisms are linked. The impact of the pandemic on the financial markets may also adversely affect our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms.
Governmental, regulatory and rating actions in response to the COVID-19 pandemic may adversely affect our financial performance and our ability to conduct our businesses as we have in the past.
Actions of the federal, state and local government in the U.S. and other countries where we do business, to address and mitigate the impact of COVID-19, may adversely affect us. For example, we are potentially subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. There is proposed legislation in some states to require insurers to cover business interruption claims retroactively irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Some proposed bills would require policies providing business interruption coverage to cover losses prospectively for pandemic-related losses. Insurance regulators in some states will not approve policy exclusions for losses from COVID-19, viruses or pandemics. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, our ability to increase rates or our right to collect premiums. Some state regulators have issued orders to review insurers’ rates to determine whether premium refunds are required, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.
We expect that certain mortgage loans may default or enter forbearance programs that allow borrowers to defer mortgage payments as borrowers face challenges related to COVID-19. Defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time including due to foreclosure moratoria, potentially resulting in higher frequency (claim rate) and severity (amount of the claim) for those loans that ultimately result in a claim. Accordingly, extended or extensive forbearance programs, foreclosure moratoria and other changes in regulations or laws may adversely impact our mortgage insurance operations.
Under the GSEs’ PMIERs financial requirements, eligible insurers are required to hold additional risk-based required assets for delinquent mortgages. However, this amount is reduced for mortgages backed by a property located in a FEMA Declared Major Disaster Area, among other requirements. On June 30, 2020, as amended on September 29, 2020, and December 4, 2020, the GSEs published guidance clarifying the applicability of the reduced delinquent loan charges on loans with their first missed payments occurring between March 1, 2020 and March 31, 2021 in response to a hardship related to COVID-19. Additionally, through June 30, 2021, the GSEs have temporarily required eligible insurers to obtain prior approval of dividends or entering into any new arrangements or altering any existing arrangements under tax sharing and intercompany expense-sharing agreements. In addition, the rating agencies continually review the financial strength ratings assigned to the Company and its subsidiaries, and the ratings are subject to change. The COVID-19 pandemic and its impact on financial results and condition, could cause one or more of the rating agencies to downgrade the ratings assigned to the Company and its subsidiaries. We expect the pandemic to result in a material increase in new defaults as borrowers fail to make timely payments on their mortgages, including as a result of increases in unemployment and entering mortgage forbearance programs that allow borrowers to defer mortgage payments, which may have an adverse impact on our results or operations. In addition, defaults related to the pandemic, if not cured, could remain in our defaulted loan inventory for a protracted period of time including due to foreclosure moratoria, potentially resulting in higher frequency (claim rate) and severity (amount of the claim) for those loans that ultimately result in a claim. Accordingly, extended or extensive forbearance programs,

ARCH CAPITAL	33	2020 FORM 10-K

foreclosure moratoria and other changes in regulations or laws may adversely impact our mortgage insurance segment.
Climate change, as well as increasing regulation in the area of climate change, may adversely affect our business, financial condition and results of operations.
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
Claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses, cause substantial volatility in our results of operations and could have a material adverse effect on our ability to write new business if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. Additionally, catastrophic events could result in increased credit exposure to reinsurers and other counterparties we transact business with, declines in the value of investments we hold and significant disruptions to our physical infrastructure, systems and operations. Climate change-related risks may also specifically adversely impact the value of the securities that we hold. The effects of climate change could also lead to increased credit risk of other counterparties we transact business with, including reinsurers.
Changes in security asset prices may impact the value of our fixed income, real estate and commercial mortgage investments, resulting in realized or unrealized losses on our invested assets. These risks are not limited to, but can include: (i) changes in supply/demand characteristics for fossil fuels (e.g., coal, oil, natural gas); (ii) advances in low-carbon technology and renewable energy development; and (iii) effects of extreme weather events on the physical and operational exposure of industries and issuers, and the transition that these companies make towards addressing climate risk in their own businesses.
However, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. We attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance. Underwriting controls can include more restrictive underwriting criteria such as higher premiums and deductibles, or losses retained, and more specifically excluded policy risks. Our deductible in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events. As a result, the occurrence of one or more catastrophic events and the continuation and worsening of recent trends could have an adverse effect on our results of operations and financial condition.
Environmental, Social and Governance and sustainability have become major topics that encompass a wide range of issues, including climate change and other environmental risks. We are also subject to complex and changing laws, regulation and public policy debates relating to climate change which are difficult to predict and quantify and may have an adverse impact on our business. Changes in regulations relating to climate change or our own leadership decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business or a decrease in premiums in certain lines of business.
We could face unanticipated losses from war, terrorism, cyber-attacks, pandemics and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism, pandemics similar to the COVID-19 pandemic and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. We may also insure against risk related to cybersecurity and cyber-attacks. In addition, our exposure to cyber-attacks includes exposure to ‘silent cyber’ risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies. Even in cases where we attempt to exclude losses from terrorism, cybersecurity and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, while we believe our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, as amended (“TRIP”) are sufficient to reasonably limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our available capital will be adequate to cover losses when they materialize. To the extent that an act of terrorism is certified by the Secretary of the Treasury and aggregate

ARCH CAPITAL	34	2020 FORM 10-K

industry insured losses resulting from the act of terrorism exceeds the prescribed program trigger, our U.S. insurance operations may be covered under TRIP for up to 80% subject to a mandatory deductible of 20% of our prior year’s direct earned premium for covered property and liability coverages. The program trigger for calendar year 2020 and any program year thereafter is $200 million. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.
Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure. We establish reserves for losses and loss adjustment expenses which represent estimates based on actuarial and statistical projections, at a given point in time, of our expectations of the ultimate future settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. Changes in the assumptions used by these models or by management could lead to an increase in our estimate of ultimate losses in the future. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is reported to the insurer and additional lags between the time of reporting and final settlement of claims. In addition, the estimation of loss reserves is more difficult during times of adverse economic and market conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid can deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income in the period when the deficiency becomes known. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations, in a particular period, or our financial condition in general. As a compounding factor, although most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is such that losses and the associated expenses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies, thereby further adversely affecting our financial condition.
As of December 31, 2020, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were approximately $12.2 billion. Such reserves were established in accordance with applicable insurance laws and GAAP. Loss reserves are inherently subject to uncertainty. In establishing the reserves for losses and loss adjustment expenses, we have made various assumptions relating to the pricing of our reinsurance contracts and insurance policies and have also considered available historical industry experience and current industry conditions. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2020.
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

ARCH CAPITAL	35	2020 FORM 10-K

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
We manage risk using reinsurance, retrocessional coverage and capital markets transactions. Our insurance subsidiaries typically cede a portion of their premiums through pro rata, excess of loss and facultative reinsurance agreements. Our reinsurance subsidiaries purchase a limited amount of retrocessional coverage as part of their aggregate risk management program. In addition, our reinsurance subsidiaries participate in “common account” retrocessional arrangements for certain pro rata treaties. Such arrangements reduce the effect of individual or aggregate losses to all companies participating on such treaties, including the reinsurers, such as our reinsurance subsidiaries, and the ceding company. Economic conditions could also have a material impact on our ability to manage our risk aggregations through reinsurance or capital markets transactions. The availability and cost of reinsurance and retrocessional protection is subject to market conditions. As a result of these factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements.
Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. An inability of our reinsurers or retrocessionaires to meet their obligations to us could have a material adverse effect on our financial condition and results of operations. Our losses for a given event or occurrence may increase if our reinsurers or retrocessionaires dispute or fail to meet their obligations to us or the reinsurance or retrocessional protections purchased by us are exhausted or are otherwise unavailable for any reason. In certain instances, we also require collateral to mitigate our credit risk to our reinsurers or retrocessionaires. We are at risk that losses could exceed the collateral we have obtained. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.
We could be materially adversely affected to the extent that important third parties with whom we do business do not adequately or appropriately manage their risks, commit fraud or otherwise breach obligations owed to us.
For certain lines of our insurance business, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. In addition, our mortgage group delegates the underwriting of a significant percentage of its primary new insurance written to certain mortgage lenders. Under this delegated underwriting program, the approved customer may determine whether mortgage loans meet our mortgage insurance program guidelines and commit us to issue mortgage insurance. We rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we have contractual protections in some instances and we monitor such business on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, our insureds or other third parties may commit fraud or otherwise breach their obligations to us. Our financial condition and results of operations could be materially adversely affected by any one of these issues.
While we conduct underwriting, financial, claims and information technology due diligence reviews and apply rigorous standards in the selection of these counterparties, there is no assurance they have provided us accurate or complete information to assess their risk or that they can manage effectively their own risks. Consequently, we assume a degree of credit and operational risk of those parties, and a material failure of their risks may result in material losses or damage to us.

ARCH CAPITAL	36	2020 FORM 10-K

Emerging claim and coverage issues, including issues relating to the COVID-19 pandemic, may adversely affect our business.
As industry practices and legal, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of unforeseen developments or substantial government intervention could adversely impact us.
We have exposure to a number of lines of business, such as trade credit, travel, workers compensation and property that do not contain a specific pandemic exclusion and/or explicitly afford business interruption coverage under a pandemic such as COVID-19. In May 2020, FCA commenced court proceedings against a number of insurance companies, including Arch Insurance (U.K.), to test how certain business interruption insurance policies respond to claims arising from COVID-19. The High Court in September 2020 handed down its judgment which, found in favor of policyholders on the majority of the key coverage issues in the representative sample of policies submitted by the defendants. Appeals were filed by six insurers, including Arch Insurance (U.K.), and in January 2021, the Supreme Court in the U.K. broadly confirmed the High Court’s rulings on the business wordings. The impact of this case on Arch Insurance (U.K.)’s results of operations has been modest, but the larger impact of this “test case” and other litigation which may flow from it in the U.K. or other jurisdictions where we offer business interruption cover, cannot be quantified or predicted with certainty at this time. A prolonged COVID-19 pandemic could trigger further litigation on coverage and claims issues and potentially result in material and adverse outcomes and impact our business results. See “Risks Relating to Our Mortgage Operations” for further details on our mortgage operations.
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
The U.K.’s Withdrawal from the EU could adversely affect us.
The U.K. ceased to be a member state of the European Union in January 2020. Although the EU and U.K. reached a limited agreement in relation to certain matters, U.K. insurers and reinsurers no longer have automatic access to EU markets and vice versa. Our U.K. domiciled entities and our Lloyd’s syndicates, may no longer “passport” within the EU and. are now part of the U.K. temporary permissions regime which allows firms to operate in the U.K. for a limited period while they seek authorization from the U.K. regulators. While we have implemented changes in our operations to accommodate Brexit, the full extent to which our business, operations and financial condition could be adversely affected by Brexit is uncertain. The impact of the U.K.’s withdrawal on the U.K. and European economies and the broader global economy could be significant, resulting in increased volatility and potentially lower economic growth and instability in the financial and foreign exchange markets.
Our information technology systems may be unable to meet the demands of customers and our workforce.
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

ARCH CAPITAL	37	2020 FORM 10-K

Our customers, especially our mortgage insurance customers, require that we conduct our business in a secure manner, electronically via the Internet or via electronic data transmission. We must continually invest significant resources in establishing and maintaining electronic connectivity with customers. In order to integrate electronically with customers in the mortgage insurance industry, we require electronic connections between our systems and those of the industry's largest mortgage servicing systems and leading loan origination systems. Our mortgage group currently possesses connectivity with certain of these external systems, but there is no assurance that such connectivity is sufficient and we are continually undertaking new electronic integration efforts with third-party loan servicing and origination systems. We also rely on electronic integrations in our insurance operations with third parties and customers. Our business, financial condition and operating results may be adversely affected if we do not possess or timely acquire the requisite set of electronic integrations necessary to keep pace with the technological demands of customers.
The COVID-19 pandemic has placed increased and unanticipated demands on our IT systems in use by our customers and our workforce as much of the general workforce continues to work remotely. Remote working may increase the risk of cyber security attacks or other data security incidents. There is no assurance that we will be able to respond effectively to all of the increased and varied demands on our IT systems during a prolonged pandemic.
Technology breaches or failures, including, but not limited to, those resulting from a malicious cyber attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business and/or expose us to litigation.
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business partners and service providers depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, power outages, theft, terrorist attacks, computer viruses, hackers, errors in usage or through social engineering or phishing and general technology failures. Security breaches by third parties could expose us to the loss or misuse of our information, litigation, financial losses and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results. A cyber incident could also result in a violation of applicable privacy, data protection or other laws, damage our reputation, cause a loss of customers, adversely affect our stock price, cause us to incur remediation costs, increased insurance premiums, and/or give rise to monetary fines and penalties, any of which could adversely affect our business.
We outsource certain technology and business process functions to third parties and may continue do so in the future. This practice exposes us to increased risks related to data security, service disruptions or the effectiveness of our control system, which could result in monetary and reputational damage or harm to our competitive position.
A downgrade in our ratings or our inability to obtain a rating for our operating insurance and reinsurance subsidiaries may adversely affect our relationships with clients and brokers and negatively impact sales of our products.
Similar to our competitors, a ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect our relationships with agents, brokers, wholesalers, intermediaries, clients and other distributors of our existing and new products and services. Some of the reinsurance agreements assumed by our reinsurance operations include provisions that a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, provide our ceding company clients certain rights, including, the right to terminate the subject reinsurance agreement and/or to require us to post additional collateral. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and could have a material adverse impact on our financial condition and results of operations. In some cases, a downgrade in ratings of certain of our operating subsidiaries may constitute an event of default under our credit facilities.
We can offer no assurances that our ratings will remain at their current levels or that any of our ratings which are under review or watch by ratings agencies will remain unchanged. It is possible that rating agencies may heighten the level of scrutiny they apply when analyzing companies in our industry and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels. We may need to raise additional funds through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of

ARCH CAPITAL	38	2020 FORM 10-K

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
We operate within an ERM framework designed to assess and monitor our risks. Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology or information security failures and failure to train employees appropriately or adequately. We continuously enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or circumvention of controls. There can be no assurance that any control system will succeed in achieving its stated goals under all potential future conditions. Any ineffectiveness in our controls or procedures could have a material adverse effect on our business. For further information on our ERM framework, see “Enterprise Risk Management” in Item 1.
We are exposed to credit risk in certain of our business operations.
In addition to exposure to credit risk related to our investment portfolio, reinsurance recoverables and reliance on brokers and other agents, we are exposed to credit risk in other areas of our business related to policyholders. We are exposed to credit risk in our insurance group’s surety unit where we guarantee to a third party that our policyholder will satisfy certain performance or financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder. We are also exposed to credit risk from policyholders on smaller deductibles in other insurance group lines, such as healthcare and excess and surplus casualty. Although we have not experienced any material credit losses to date, an increased inability of our policyholders to meet their obligations to us could have a material adverse effect on our financial condition and results of operations. See note 3, “Significant Accounting Policy.”
Our business is subject to applicable laws and regulations relating to economic trade sanctions and foreign bribery laws, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate. U.S. laws and regulations applicable to us and others who provide insurance and reinsurance include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which can immediately impact our business activities. We are also subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to fines, criminal penalties and other sanctions. Such violations could limit our ability to conduct business and/or damage our reputation, resulting in a material adverse effect on our financial condition and results of operations.
Risks Relating to Financial Markets and Investments
Adverse developments in the financial markets could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital; our policyholders, reinsurers and retrocessionaires may also be affected by such developments, which could adversely affect their ability to meet their obligations to us.
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

ARCH CAPITAL	39	2020 FORM 10-K

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
Disruption to the financial markets and the general economic downturn resulting from COVID-19 may adversely and materially impact our investments, financial condition and results of operation.

Disruption in the financial markets and the downturn in global economic activity resulting from the COVID-19 pandemic could adversely and materially affect the performance of our investment portfolio. Significant, continued volatility in financial markets, changes in interest rates, increases in credit spreads, a lack of pricing transparency, decreased market liquidity, declines in equity prices and the strengthening or weakening of foreign currencies against the U.S. Dollar, individually or in tandem, could have a material adverse effect on our results through realized losses, impairments and changes in unrealized positions in our investment portfolio. Furthermore, issuers of the investments we hold under the equity method of accounting report their financial information to us one month to three months following the end of the reporting period. Accordingly, the adverse impact of any disruptions in global financial markets on equity method income from these investments would likely not be reflected in our current quarter results and would instead be reported in the subsequent quarter.
Our operating results depend in part on the performance of our investment portfolio. A significant portion of cash and invested assets held by Arch consists of fixed maturities (69.9% as of December 31, 2020). Although our current investment guidelines and approach stress preservation of capital, market liquidity and diversification of risk, our investments are subject to market-wide risks and fluctuations. In addition, we are subject to risks inherent in particular securities or types of securities, as well as sector concentrations. We may not be able to realize our investment objectives, which could have a material adverse effect on our financial results. In the event that we are unsuccessful in correlating our investment portfolio with our expected insurance and reinsurance liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on our financial results and ability to conduct our business.
Foreign currency exchange rate fluctuation may adversely affect our financial results.
We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. Dollar. The primary foreign currencies in which we operate are the Euro, the British Pound Sterling, the Australian Dollar and the Canadian Dollar. In order to minimize the possibility of losses we may suffer as a result of our exposure to foreign currency fluctuations in our net insurance liabilities, we invest in securities denominated in currencies other than the U.S. Dollar. In addition, we may replicate investment positions in foreign currencies using derivative financial instruments. Changes in the value of investments due to foreign currency rate movements are reflected as a direct increase or decrease to shareholders' equity and are not included in the statement of income.
Uncertainty relating to the determination of LIBOR and the potential phasing out and replacement of LIBOR after 2021 may adversely affect our cost of capital, net investment income and mortgage reinsurance costs.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to end the use of LIBOR after 2021 as the benchmark rate that many banks and issuers use to set interests in loan documents. Recognizing the need to replace LIBOR, authorities in the United States convened the Alternative Reference Rates Committee (“ARRC”) in 2014 to identify a replacement for LIBOR. In 2017, the ARRC identified the Secured Overnight Financing Rate (“SOFR”) - a combination of certain overnight repo rates, as its preferred alternative to LIBOR, and in April 2018, the Federal Reserve Bank of New York began publishing the SOFR rate. Because SOFR is an overnight risk-free rate, versus LIBOR which has various terms and an embedded credit charge, the transition from LIBOR to SOFR will require adjustments. The uncertainty of these adjustments, and the timing of when the transition will occur may adversely affect the value of and trading market for LIBOR-based securities. Moreover, the transition to SOFR from LIBOR may adversely affect the performance of our investment portfolio, our cost of capital and our cost of issuing Bellemeade mortgage risk transfer securities. While we have an internal committee focused on managing the replacement of LIBOR for our investments and operations, we do not believe that it is possible to predict how markets will respond to the transition to SOFR, or any other rate, from LIBOR on new or existing financial instruments or quantify the potential effect of any such event on us at this time.

ARCH CAPITAL	40	2020 FORM 10-K

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
Risks Relating to Our Mortgage Operations
The ultimate performance of the Arch MI U.S. mortgage insurance portfolio remains uncertain.
The mix of business in our insured loan portfolio may affect losses. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk. The geographic mix of Arch MI U.S.’s business could increase losses and harm our financial performance.
Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums charged, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipate, could adversely affect Arch MI U.S.’s results of operations and financial condition.
The frequency and severity of claims we incur is uncertain and will depend largely on general economic factors outside of our control, including, among others, changes in unemployment, home prices and interest rates in the U.S. Deteriorating economic conditions in the U.S., potentially due to prolonged recessionary conditions related to COVID-19, could adversely affect the performance of our U.S. mortgage insurance portfolio and could adversely affect our results of operations and financial condition.
If the volume of low down payment mortgage originations declines, or if other government housing policies, practices or regulations change, the amount of mortgage insurance we write in the U.S. could decline, which would reduce our mortgage insurance revenues.
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
Most recently, on December 10, 2020, the Consumer Financial Protection Bureau (“CFPB”) issued its final rule amending the general qualified mortgage (“QM”) definition and eliminated the exception that all GSEs loans were deemed QM. The General QM definition in the final rule differs from the definition of QM applicable to loans sold to FHA, creating incentives for originators to originate loans under the FHA program rather than sell loans to the GSEs. On January 14, 2021, the FHFA as conservator of the GSEs and the Department of Treasury entered into a letter agreement that further amended the senior preferred stock purchase arrangement (“PSPA”). This letter agreement, among other provisions, imposed restrictions on the amount of high risk loans that can be purchased by the GSEs. A decline in the volume of low-down payment home mortgage originations or purchases by the GSEs could decrease demand for mortgage insurance, decrease our U.S. new insurance written and reduce mortgage insurance revenues.
Changes to the role of the GSEs in the U.S. housing market or to GSE eligibility requirements for mortgage insurers could negatively impact our results of operations and financial condition, or reduce our operating flexibility.
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

ARCH CAPITAL	41	2020 FORM 10-K

The PMIERs apply to Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company, which are GSE-approved mortgage insurers (“eligible mortgage insurers”). The PMIERs impose limitations on the type of risk insured, the forms and insurance policies issued, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, quality assurance, loss mitigation, claims handling, standards for certain reinsurance cessions and financial requirements, among other things. The financial requirements require a mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Arch MI U.S.’s minimum required assets under the PMIERs will be determined, in part, by the particular risk profiles of the loans it insures. If, absent other changes, Arch MI U.S.’s mix of business changes to include more loans with higher loan-to-value ratios or lower credit scores, it will have a higher minimum required asset amount under the PMIERs and, accordingly, be required to hold more capital in order to maintain GSE eligibility. Our eligible mortgage insurers each satisfied the PMIERs’ financial requirements as of December 31, 2020. While we intend to continue to comply with these requirements, there can be no assurance that the GSEs will not change the PMIERs or that Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company will continue as eligible mortgage insurers. If either or both of the GSEs were to cease to consider Arch Mortgage Insurance Company or United Guaranty Residential Insurance Company as eligible mortgage insurers and, therefore, cease accepting our mortgage insurance products, our results of operations and financial condition would be adversely affected.
The implementation of the Basel III Capital Accord and FHFA’s Enterprise Capital Rule may adversely affect the use of mortgage insurance and CRT opportunities.
With certain exceptions, the Basel III Rules became effective on January 1, 2014. In December 2017, the Basel Committee published final revisions to the Basel Capital Accord which is informally denominated in the U.S. as “Basel IV.” The Basel Committee expects the new rules to be fully implemented by January 2027. Under the revised Basel rules, banks using the standardized approach for credit risk management will determine the risk-weight for residential mortgages based on the loan-to-value ratio at loan origination, without consideration of mortgage insurance. The U.S. regulatory agencies have not proposed adopting the Basel IV rules on mortgage capital requirements and could determine that current U.S. rules are “at least as stringent” as the Basel IV provisions, and therefore do not need to be modified. However, if the U.S. regulators decide to adopt the Basel IV approach, the capital relief benefits of MI would be diminished, which could adversely affect the demand for mortgage insurance.
Further, a new “Basel-like” risk-based capital rule for the GSEs was adopted by the FHFA in 2020. The rule requires the GSEs to hold the greater of the risk-based capital amount or the leverage ratio. The rule limits the reduction in capital for CRTs to third parties under the risk-based capital calculation and disallows any reduction for CRT to the leverage ratio. By its terms, this rule will become fully effective only if the GSEs are released from conservatorship, though the PSPA letter agreement contractually requires compliance sooner.
If the Enterprise Capital Rule becomes fully implemented without revision, significantly higher capital requirements for the GSEs would be mandated and the opportunity for participating in CRT transactions could be reduced. This, along with the cap on certain high-risk loans in the PSPA letter agreement with Treasury, could result in higher GSE fees and potentially smaller market share for the Enterprises and could adversely impact the demand for MI policies. Additionally, the GSEs may amend PMIERs to align the capital requirements and reduce the recognition of CRT for eligible insurers. Such changes could require us to contribute additional capital to Arch MI U.S. in the future and could negatively impact our results of operations and financial condition.
Risk Relating to Our Company and Our Shares
Some of the provisions of our bye-laws and our shareholders agreement may have the effect of hindering, delaying or preventing third party takeovers or changes in management initiated by shareholders. These provisions may also prevent our shareholders from receiving premium prices for their shares in an unsolicited takeover.
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

ARCH CAPITAL	42	2020 FORM 10-K

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
The bye-laws also provide that the affirmative vote of at least 66 2/3% of the outstanding voting power of our shares (excluding shares owned by any person (and such person’s affiliates and associates) that is the owner of 15% or more (a “15% Holder”) of our outstanding voting shares) shall be required for various corporate actions, including: merger or consolidation of the company into a 15% Holder; sale of any or all of our assets to a 15% Holder; the issuance of voting securities to a 15% Holder; or amendment of these provisions; provided, however, the super majority vote will not apply to any transaction approved by the board.
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
The jurisdictions where we operate have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer's holding company. Where such laws apply to us, there can be no effective change in our control unless the person seeking to acquire control has filed a statement with the regulators and obtained prior approval for the proposed change. Certain regulators may at any time, by written notice, object to a person holding shares in an insurer or an insurer's holding company if it appears to the regulator that the person is not or is no longer fit and proper to be such a holder. The regulator may require the shareholder to reduce its holding in the insurer or an insurer's holding company and direct, among other things, that such shareholder’s voting rights attaching to the shares in an insurer or an insurer's holding company shall not be exercisable.
Arch Capital is a holding company and is dependent on dividends and other distributions from its operating subsidiaries.
Arch Capital is a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, Arch Capital depends on its available cash resources, liquid investments and dividends or other distributions from subsidiaries to make payments, including the payment of debt service obligations and operating expenses it may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preferred shares and common shares, and to fund the share repurchase program. The ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions is subject to legislative constraints and dependent on their ability to meet applicable regulatory standards. In addition, the ability of our insurance and reinsurance subsidiaries to pay dividends to Arch Capital and to intermediate parent companies owned by Arch Capital could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our insurance and reinsurance subsidiaries.
General market conditions and unpredictable factors could adversely affect market prices for our outstanding preferred shares.
There can be no assurance about the market prices for our series of preferred shares that are traded publicly. Several factors, many of which are beyond our control, will influence the fair value of our preferred shares, including, but not limited to:
•whether dividends have been declared and are likely to be declared on any series of our preferred shares from time to time;
•our creditworthiness, financial condition, performance and prospects;

ARCH CAPITAL	43	2020 FORM 10-K

•whether the ratings on any series of our preferred shares provided by any ratings agency have changed;
•the market for similar securities; and
•economic, financial, geopolitical, regulatory or judicial events that affect us and/or the insurance or financial markets generally.
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
Arch Capital and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the U.S. and, thus, will not be required to pay U.S. federal income taxes (other than U.S. excise taxes on insurance and reinsurance premiums and withholding taxes on certain U.S. source investment income) on their income. However, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the U.S., there can be no assurances that the IRS will not contend successfully that Arch Capital or its non-U.S. subsidiaries are engaged in a trade or business in the U.S., in which case our shareholders' equity and earnings could be adversely affected.
Congress has been considering several legislative proposals intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies. There is no assurance that any such legislative proposal will not be enacted into law and any such enacted law which could materially increase our income tax liabilities or those of our subsidiaries.

ARCH CAPITAL	44	2020 FORM 10-K

The enactment and implementation of the Tax Cuts Act may have a material and adverse impact on our operations and financial condition.
Certain provisions in the Tax Cuts Act could have a material and adverse impact on our financial condition and business operation. One such provision imposes a 10% minimum base erosion and anti-abuse tax (increased to 12.5% for the 2026 taxable year and the subsequent taxable years) on the “modified taxable income” of a U.S. corporation (or a non-U.S. corporation engaged in a U.S. trade or business) over such corporation’s regular U.S. federal income tax, reduced by certain tax credits. The “modified taxable income” of a corporation is determined without deduction for certain payments by such corporation to its non-U.S. affiliates (including reinsurance premiums). Other provisions of the Tax Cuts Act that could have a material and adverse impact on us include a provision that defers or disallows a U.S. corporation’s deduction of interest expense to the extent such interest expense exceeds a specified percentage of such U.S. corporation’s “adjusted taxable income” and a provision that adjusts the manner in which a U.S. property and casualty insurance company computes its loss reserve.
In addition, there is no assurance that subsequent changes in tax laws or regulations will not materially and adversely affect our operations and financial condition.
We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.
Under current Bermuda law, we are not subject to tax on income, profits, withholding, capital gains or capital transfers. Furthermore, we have obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to us or our operations until March 31, 2035. Given the limited duration of the Minister of Finance's assurance we cannot be certain that we will not be subject to any Bermuda tax after that date, which may have a material adverse effect on our results of operations. This assurance does not, however, prevent the imposition of taxes on any person ordinarily resident in Bermuda or any company in respect of its ownership of real property or leasehold interests in Bermuda.
The impact of Bermuda's letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda
The Organization for Economic Cooperation and Development (“OECD”) has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
The impact of commitments made by the government of Bermuda in order to avoid being named on the EU’s list of non-cooperative tax jurisdictions is uncertain and could have an adverse effect on our results of operations.
On December 5, 2017 the Council of the European Union published its list of non-cooperative jurisdictions for tax purposes (the “EU Blacklist”). Bermuda was not named on the EU Blacklist due to commitments made by its government to improve certain “substance requirement” deficiencies that were identified by the EU during the screening process. This commitment led to the passing of the Economic Substance Act 2018 (as amended) of Bermuda (the “ES Act”) in December 2018, which came into force on 1 January 2019. While the the legislation remains subject to further clarification and interpretation, it is not currently possible to ascertain the steps required to ensure our continued compliance with the ES Act and makes it difficult to predict its future impact. Any entity found to be lacking adequate economic substance may be fined or ordered by a court to take action to remedy such failure (or face being struck off the companies register). As a result, there is a risk that non-compliance with its economic substance requirements under the ES Act could require Arch to enhance its infrastructure in Bermuda, and this may result in some additional operational expenditures, increased tax liabilities and/or compliance costs for Arch.
We may become subject to increased taxation in Bermuda and other countries as a result of the OECD's plan on “Base erosion and profit shifting.”
The OECD, with the support of the G20, initiated the “base erosion and profit shifting” (“BEPS”) project in 2013 in response to concerns that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. In November 2015, “final reports” were approved for adoption by the G20 finance ministers. The final reports provide the basis for international standards for

ARCH CAPITAL	45	2020 FORM 10-K

corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction).
Legislation to adopt and implement these standards, including country by country reporting, has been enacted or is currently under consideration in a number of jurisdictions. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than currently taxed, which may substantially increase our effective tax rate. Also, the continued adoption of these standards may increase the complexity and costs associated with tax compliance and adversely affect our financial position and results of operations.
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
The EU’s review of harmful tax competition could adversely affect our business, financial condition and results of operations
During 2017, the EU Economic and Financial Affairs Council (“ECOFIN”) released a list of noncooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions, but did feature in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted the ES Act that came into force on 1 January 2019, that requires a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the ES Act, , which includes carrying on an insurance business, to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
At present, the impact of these new economic substance requirements is unclear, and it is impossible to predict the nature and effect of these requirements on us. As the legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the precise impact of the ES Act. Compliance with economic substance requirements may increase the complexity and costs of carrying on our business and adversely affect our financial condition and results of operations.
Application of the EU Anti-Tax Avoidance Directives
As part of the BEPS project, the EU Council adopted on 12 July 2016 Council Directive (EU) 2016/1164 (“ATAD I”), as amended by Council Directive (EU) 2017/952 (“ATAD II”, together with ATAD I, “ATAD”), to provide for minimum standard across EU Member States for tackling aggressive tax planning involving hybrid tax mismatches and interest deductibility. ATAD I was required to be transposed into domestic Member State law with effect from January 1, 2019, whilst ATAD II was required to be transposed into domestic Member State law with effect from January 1, 2020 (with an exception in respect of reverse hybrid mismatch provisions, which will take effect on January 1, 2022). The full impact of the application of ATAD is not yet clear. However, ATAD could result in increased tax liabilities and/or compliance costs and administrative burden for us.

ARCH CAPITAL	46	2020 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Bermuda where our principal offices are located. Our insurance group leases space for offices in the U.S., Canada, Bermuda, U.K., Europe and Australia. Our reinsurance group leases space for offices in the U.S., Bermuda, U.K., Europe, Canada and Dubai. Our mortgage group leases space for offices in the U.S., Hong Kong and Australia. We believe that the above described office space is adequate for our needs. However, as we continue to develop our business, we may open additional office locations in 2021.

ITEM 3. LEGAL PROCEEDINGS

We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2020, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ARCH CAPITAL	47	2020 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS
As of February 19, 2021, and based on information provided to us by our transfer agent and proxy solicitor, there were 893 holders of record of our common shares (NASDAQ: ACGL) and approximately 86,000 beneficial holders of our common shares.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of common shares for the 2020 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
10/1/2020-10/31/2020	451	$31.01	—	$924,514
11/1/2020-11/30/2020	142,559	$31.28	—	$920,548
12/1/2020-12/31/2020	131,476	$32.93	—	$916,528
Total	274,486	$32.07	—	$916,528
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
(2)    Remaining amount available at December 31, 2020 under Arch Capital’s share repurchase authorization, under which repurchases may be effected from time to time in open market or privately negotiated transactions through December 31, 2021.

ARCH CAPITAL	48	2020 FORM 10-K

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on our common shares for each of the last five years through December 31, 2020 to the cumulative total return, assuming reinvestment of dividends, of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the S&P 500 Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.
CUMULATIVE TOTAL SHAREHOLDER RETURN (1)(2)(3)

		Base Period
	Company Name/Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
●	Arch Capital Group Ltd.	$100.00	$123.71	$130.14	$114.92	$184.47	$155.14
■	S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
▲	S&P 500 Property & Casualty Insurance Index	$100.00	$115.71	$141.61	$134.97	$169.88	$181.70
(1)    Stock price appreciation plus dividends.
(2)    The above graph assumes that the value of the investment was $100 on December 31, 2015.
(3)    This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ARCH CAPITAL	49	2020 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the year ended December 31, 2020 and 2019. Comparisons between 2019 and 2018 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K year ended December 31, 2019 filed with the SEC. This discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto presented under Item 8. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
GENERAL

Overview
Arch Capital Group Ltd. (“Arch Capital” and, together with its subsidiaries, “we” or “us”) is a publicly listed Bermuda exempted company with approximately $15.8 billion in capital at December 31, 2020 and, through operations in Bermuda, the United States, United Kingdom, Europe, Canada, Australia and Hong Kong, writes specialty lines of property and casualty insurance and reinsurance, as well as mortgage insurance and reinsurance, on a worldwide basis. It is our belief that our underwriting platform, our experienced management team and our strong capital base have enabled us to establish a strong presence in the insurance and reinsurance markets.
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
Current Outlook
In keeping with our longstanding underwriting approach, we look for acceptable books of business to underwrite without sacrificing discipline. We continue to write a portion of our overall book in catastrophe-exposed business, which has the potential to increase the volatility of our operating results. From an operating perspective, our 2020 results reflected the benefits of rate improvements as all three of our underwriting segments are seeing attractive opportunities to grow at acceptable rates of return. We know from experience that this is an opportune time to significantly expand our participation into this hardening market. As such, we raised an additional $1.0 billion of capital in the form of long-term senior notes at the end of June 2020 and continue to deploy capital to those lines that provide the best expected returns.
Rate improvements in 2020 have enabled us to continue to expand writings in our property casualty segments as risk adjusted returns are increasingly achieved. In the insurance segment, our renewal rate changes increased approximately 12% in the 2020 fourth quarter and we believe that this trend of increasing rates will continue through 2021.
COVID-19 has continued to significantly impact social and economic activity in the U.S. and global markets. We are committed to the safety of our employees, including

ARCH CAPITAL	50	2020 FORM 10-K

restricting travel and instituting an extensive work from home policy. These actions have helped prevent a major disruption to our clients and operations. The impact of the spread of COVID-19 has changed some of our outlook for 2021, but we are navigating this period with a strong capital base. The extent to which COVID-19 impacts our business, results of operations and financial results depends on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact macroeconomic conditions, the speed of the anticipated recovery and governmental, business and individual reactions to the pandemic. Given the continuing evolution of the COVID-19 outbreak and the response to curb its spread including the release of vaccines, we continue to not be able to estimate the future effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.
For the 2020 period, we recorded $272 million for COVID-19 losses across our property casualty segments. We continue to have limited information to accurately quantify our potential exposure to the pandemic in certain areas but have established IBNR reserves for occurrences based on policy terms and conditions including limits, sub-limits, and deductibles. These reserves were recorded across a number of lines of business, such as trade credit, travel, workers compensation and property where we have limited exposure to policies that do not contain a specific pandemic exclusion and/or explicitly afford business interruption coverage under a pandemic. Given the unusual circumstances and breadth of the pandemic, we have classified COVID-19 losses as a catastrophe.
For our U.S. primary mortgage operations, reported delinquencies were 4.19% at December 31, 2020, compared to 4.69% at September 30, 2020. Delinquencies continue to be better than our expectations at the beginning of the COVID-19 pandemic. However, delinquency rates remain at elevated levels, reflecting the impact of the recession and forbearance programs under the CARES Act (including any extensions) to borrowers experiencing a hardship during COVID-19. Forbearance allows for mortgage payments to be suspended for up to 18 months along with a suspension of foreclosures and evictions. See “Results of Operations—Mortgage Segment” for further details on our mortgage operations.
Record mortgage originations fueled by low mortgage rates are continuing to create surges in both purchase and refinancing activity. There remains significant uncertainty on the economy’s health and the lack of a full understanding on how COVID-19 may impact individual borrowers and, as such, caution is warranted on predicting how this will ultimately affect our results of operations.
We believe that delinquency rates could increase in the future from the current level, as additional borrowers may request forbearance on their mortgage loans under the CARES Act. We would record loss reserves on these delinquencies which would result in elevated levels of incurred losses over the coming quarters. Over time, we would expect many of these delinquencies to cure and revert back to performing loans as the economy returns to a less-stressed state. At this time, we do not have enough visibility to predictably forecast the rate at which forbearance delinquencies will be reported to us, cure or ultimately turn into claims on an annual, let alone a quarterly basis. We are cautiously optimistic that delinquencies will continue to cure as vaccines enable economies to reopen. Record home purchases in the U.S. in 2020 supported a 5% price appreciation nationwide while historically low interest rates accelerated housing and refinancing demand. Our outlook for continued growth in 2021 remains positive. For further discussion of the potential impacts of COVID-19, see “ITEM 1A—Risk Factors”.
We remain committed to providing solutions across many offerings as the marketplace evolves, including the mortgage credit risk transfer programs initiated by government sponsored enterprises, or “GSEs.” In addition, we enter into aggregate excess of loss mortgage reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda (the Bellemeade Agreements) and issue mortgage insurance linked notes, increasing our protection for mortgage tail risk. The Bellemeade structures provide approximately $4.0 billion of aggregate reinsurance coverage.
FINANCIAL MEASURES

Management uses the following three key financial indicators in evaluating our performance and measuring the overall growth in value generated for Arch Capital’s common shareholders:
Book Value per Share
Book value per share represents total common shareholders’ equity available to Arch divided by the number of common shares and common share equivalents outstanding. Management uses growth in book value per share as a key measure of the value generated for our common shareholders each period and believes that book value per share is the key driver of Arch Capital’s share price over time. Book value per share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per share depending on the purchase price. Book value per share was $30.31 at December 31, 2020, a 14.7% increase from $26.42 at December 31, 2019. The growth in 2020 reflected strong underwriting results and investment returns.

ARCH CAPITAL	51	2020 FORM 10-K

Operating Return on Average Common Equity
Operating return on average common equity (“Operating ROAE”) represents annualized after-tax operating income available to Arch common shareholders divided by average common shareholders’ equity available to Arch during the period. After-tax operating income available to Arch common shareholders, a “non-GAAP measure” as defined in the SEC rules, represents net income available to Arch common shareholders, excluding net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other, net of income taxes. Management uses Operating ROAE as a key measure of the return generated to Arch common shareholders. See “Comment on Non-GAAP Financial Measures.” Our Operating ROAE was 4.8% for 2020, compared to 12.0% for 2019. The lower Operating ROAE for 2020 reflected impact of elevated catastrophic activity including COVID-19 on underwriting results and lower investment income than in the 2019 periods.
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
The following table summarizes the pre-tax total return (before investment expenses) of investment held by Arch compared to the benchmark return (both based in U.S. Dollars) against which we measured our portfolio during the periods:

	Arch Portfolio (1)	Benchmark Return
Pre-tax total return (before investment expenses):
Year Ended December 31, 2020	7.77%	7.16%
Year Ended December 31, 2019	7.30%	7.39%
(1) Our investment expenses were approximately 0.31% and 0.33%, respectively, of average invested assets in 2020 and 2019.

Total return for our investment portfolio outperformed the benchmark return index in 2020 and reflected the impact of lower interest rates on our fixed income portfolio. The duration of our investment portfolio decreased to 3.01 years at year-end, reflecting our ongoing positioning of the portfolio towards shorter-term and high credit opportunities, as we expect the yield curve may steepen over the coming quarters.
The benchmark return index is a customized combination of indices intended to approximate a target portfolio by asset mix and average credit quality while also matching the approximate estimated duration and currency mix of our insurance and reinsurance liabilities. Although the estimated duration and average credit quality of this index will move as the duration and rating of its constituent securities change, generally we do not adjust the composition of the benchmark return index except to incorporate changes to the mix of liability currencies and durations noted above. The benchmark return index should not be interpreted as expressing a preference for or aversion to any particular sector or sector weight. The index is intended solely to provide, unlike many master indices that change based on the size of their constituent indices, a relatively stable basket of investable indices. At December 31, 2020, the benchmark return index had an average credit quality of “Aa3” by Moody’s, an estimated duration of 3.02 years.
The benchmark return index included weightings to the following indices:

%
ICE BoAML 1-10 Year A - AAA U.S. Corporate Index	21.00%
ICE BoAML 1-5 Year U.S. Treasury Index	15.00
MSCI ACWI Net Total Return USD Index	8.60
ICE BoAML 3-5 Year Fixed Rate Asset Backed Securities Index	7.00
S&P Leveraged Loan Total Return Index	5.20
Bloomberg Barclays CMBS Invest Grade Aaa Total Return Index	5.00
ICE BoAML 1-10 Year BBB U.S. Corporate Index	4.00
ICE BoAML U.S. Mortgage Backed Securities Index	4.00
ICE BoAML 1-5 Year U.K. Gilt Index	4.00
ICE BoAML German Government 1-10 Year Index	3.50
ICE BoAML 0-3 Month U.S. Treasury Bill Index	3.25
ICE BoAML 1-10 Year U.S. Municipal Securities Index	3.00
ICE BoAML 5-10 Year U.S. Treasury Index	3.00
ICE BoAML 1-5 Year Australia Government Index	2.75
ICE BoAML U.S. High Yield Constrained Index	2.50
ICE BoAML 1-5 Year Canada Government Index	2.00
Bloomberg Barclays Global High Yield Total Return Index	1.50
Hedge Fund Research HFRX ED Distressed Restructuring Index (Flagship Funds)	1.50
Dow Jones Global ex-US Select Real Estate Securities Total Return Net Index	0.90
FTSE Nareit All Mortgage Capped Index Total Return USD	0.90
Bloomberg Barclays CMBS: Erisa Eligible Unhedged USD	0.90
ICE BoAML 20+ Year Canada Government Index	0.50
Total	100.00%

ARCH CAPITAL	52	2020 FORM 10-K

COMMENT ON NON-GAAP FINANCIAL MEASURES

Throughout this filing, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information in evaluating the performance of our company. This presentation includes the use of after-tax operating income available to Arch common shareholders, which is defined as net income available to Arch common shareholders, excluding net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other and income taxes, and the use of annualized operating return on average common equity. The presentation of after-tax operating income available to Arch common shareholders and annualized operating return on average common equity are non-GAAP financial measures as defined in Regulation G. The reconciliation of such measures to net income available to Arch common shareholders and annualized return on average common equity (the most directly comparable GAAP financial measures) in accordance with Regulation G is included under “Results of Operations” below.
We believe that net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other in any particular period are not indicative of the performance of, or trends in, our business. Although net realized gains or losses, equity in net income or loss of investments accounted for using the equity method and net foreign exchange gains or losses are an integral part of our operations, the decision to realize investment gains or losses, the recognition of the change in the carrying value of investments accounted for using the fair value option in net realized gains or losses, the recognition of net impairment losses, the recognition of equity in net income or loss of investments accounted for using the equity method and the recognition of foreign exchange gains or losses are independent of the insurance underwriting process and result, in large part, from general economic and financial market conditions. Furthermore, certain users of our financial information believe that, for many companies, the timing of the realization of investment gains or losses is largely opportunistic. In addition, changes in allowance for credit losses and net impairment losses recognized in earnings on the Company’s investments represent other-than-temporary declines in expected recovery values on securities without actual realization. The use of the equity method on certain of our investments in certain funds that invest in fixed maturity securities is driven by the ownership structure of such funds (either limited partnerships or limited liability companies). In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of the net income or loss of the funds
(which include changes in the market value of the underlying securities in the funds). This method of accounting is different from the way we account for our other fixed maturity securities and the timing of the recognition of equity in net income or loss of investments accounted for using the equity method may differ from gains or losses in the future upon sale or maturity of such investments. Transaction costs and other include advisory, financing, legal, severance, incentive compensation and other transaction costs related to acquisitions. We believe that transaction costs and other, due to their non-recurring nature, are not indicative of the performance of, or trends in, our business performance. Due to these reasons, we exclude net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other from the calculation of after-tax operating income available to Arch common shareholders.
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

ARCH CAPITAL	53	2020 FORM 10-K

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
Along with consolidated underwriting income, we provide a subtotal of underwriting income or loss before the contribution from the ‘other’ segment. Pursuant to generally accepted accounting principles, Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate the results of Watford in our consolidated financial statements, although we only own approximately 13% of Watford’s common equity as of December 31, 2020. Watford has its own management and board of directors that is responsible for its results and profitability. In addition, we do not guarantee or provide credit support for Watford. Since Watford is an independent company, the assets of Watford can be used only to settle obligations of Watford and Watford is solely responsible for its own liabilities and commitments. Our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. We believe that presenting certain information excluding the ‘other’ segment enables investors and other users of our financial information to analyze our performance in a manner similar to how our management analyzes performance.
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

	Year Ended December 31,
	2020	2019
Net income available to Arch common shareholders	$1,363,909	$1,594,707
Net realized (gains) losses	(814,808)	(349,848)
Equity in net (income) loss of investments accounted for using the equity method	(146,693)	(123,672)
Net foreign exchange (gains) losses	80,591	10,732
Transaction costs and other	9,964	14,444
Income tax expense (benefit) (1)	64,145	16,276
After-tax operating income available to Arch common shareholders	$557,108	$1,162,639

Beginning common shareholders’ equity	$10,717,371	$8,659,827
Ending common shareholders’ equity	12,325,886	10,717,371
Average common shareholders’ equity	$11,521,629	$9,688,599

Annualized return on average common equity %	11.8	16.5
Annualized operating return on average common equity %	4.8	12.0
(1)Income tax on net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and transaction costs and other reflects the relative mix reported by jurisdiction and the varying tax rates in each jurisdiction.
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

ARCH CAPITAL	54	2020 FORM 10-K

profitability of their respective segments and who are directly accountable to our chief operating decision makers, the Chief Executive Officer of Arch Capital, Chief Financial Officer and Treasurer of Arch Capital and the President and Chief Underwriting Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our three underwriting segments based on underwriting income or loss. We do not manage our assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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
Insurance Segment
The following tables set forth our insurance segment’s underwriting results:

	Year Ended December 31,
	2020	2019	% Change
Gross premiums written	$4,688,562	$3,907,993	20.0
Premiums ceded	(1,525,655)	(1,266,267)
Net premiums written	3,162,907	2,641,726	19.7
Change in unearned premiums	(291,487)	(244,646)
Net premiums earned	2,871,420	2,397,080	19.8
Other underwriting income	(31)	—
Losses and loss adjustment expenses	(2,092,453)	(1,615,475)
Acquisition expenses	(418,483)	(361,614)
Other operating expenses	(489,153)	(454,770)
Underwriting income (loss)	$(128,700)	$(34,779)	(270.1)

Underwriting Ratios			% Point Change
Loss ratio	72.9%	67.4%	5.5
Acquisition expense ratio	14.6%	15.1%	(0.5)
Other operating expense ratio	17.0%	19.0%	(2.0)
Combined ratio	104.5%	101.5%	3.0
The insurance segment consists of our insurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Premiums Written.
The following tables set forth our insurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$619,034	19.6	$368,120	13.9
Professional Lines	743,486	23.5	534,323	20.2
Programs	437,973	13.8	426,535	16.1
Construction and national accounts	364,104	11.5	369,202	14.0
Excess and surplus casualty	297,330	9.4	228,023	8.6
Travel, accident and health	212,974	6.7	305,170	11.6
Lenders products	156,119	4.9	111,708	4.2
Other	331,887	10.5	298,645	11.3
Total	$3,162,907	100.0	$2,641,726	100.0
Net premiums written by the insurance segment were 19.7% higher in 2020 than in 2019. The higher level of net premiums written reflected increases across most lines of business, due in part to new business opportunities, rate increases and growth in existing accounts, partially offset by a decrease in travel business, reflecting the ongoing impact of the COVID-19 global pandemic.
Net Premiums Earned.
The following tables set forth our insurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2020		2019
	Amount	%	Amount	%
Property, energy, marine and aviation	$517,247	18.0	$298,966	12.5
Professional Lines	655,872	22.8	499,224	20.8
Programs	432,854	15.1	414,103	17.3
Construction and national accounts	387,934	13.5	325,687	13.6
Excess and surplus casualty	270,620	9.4	200,615	8.4
Travel, accident and health	190,944	6.6	305,085	12.7
Lenders products	114,687	4.0	66,079	2.8
Other	301,262	10.5	287,321	12.0
Total	$2,871,420	100.0	$2,397,080	100.0

ARCH CAPITAL	55	2020 FORM 10-K

Losses and Loss Adjustment Expenses.
The table below shows the components of the insurance segment’s loss ratio:

	Year Ended December 31,
	2020	2019
Current year	73.2%	68.1%
Prior period reserve development	(0.3)%	(0.7)%
Loss ratio	72.9%	67.4%
Current Year Loss Ratio.
The insurance segment’s current year loss ratio was 5.1 points higher in 2020 than in 2019. The 2020 loss ratio included 9.5 points of current year catastrophic event activity, including 4.1 points for exposure related to COVID-19, compared to 1.4 points in 2019. The balance of the change in the 2020 loss ratio resulted, in part, from the effect of rate increases, changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The insurance segment’s net favorable development was $7.8 million, or 0.3 points, for 2020, compared to $15.8 million, or 0.7 points, for 2019. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the insurance segment’s prior year reserve development.
Underwriting Expenses.
The insurance segment’s underwriting expense ratio was 31.6% in 2020, compared to 34.1% in 2019, with the decrease primarily primarily due to growth in net premiums earned.
Reinsurance Segment
The following tables set forth our reinsurance segment’s underwriting results:

	Year Ended December 31,
	2020	2019	% Change
Gross premiums written	$3,472,086	$2,323,223	49.5
Premiums ceded	(1,014,716)	(720,500)
Net premiums written	2,457,370	1,602,723	53.3
Change in unearned premiums	(295,141)	(136,334)
Net premiums earned	2,162,229	1,466,389	47.5
Other underwriting income (loss)	4,454	6,444
Losses and loss adjustment expenses	(1,628,320)	(1,011,329)
Acquisition expenses	(354,048)	(239,032)
Other operating expenses	(168,011)	(141,484)
Underwriting income	$16,304	$80,988	(79.9)

Underwriting Ratios			% Point Change
Loss ratio	75.3%	69.0%	6.3
Acquisition expense ratio	16.4%	16.3%	0.1
Other operating expense ratio	7.8%	9.6%	(1.8)
Combined ratio	99.5%	94.9%	4.6
The reinsurance segment consists of our reinsurance underwriting units which offer specialty product lines on a worldwide basis, as described in note 4, “Segment Information,” to our consolidated financial statements in Item 8.
Premiums Written.
The following tables set forth our reinsurance segment’s net premiums written by major line of business:

	Year Ended December 31,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$697,086	28.4	$403,320	25.2
Property catastrophe	286,210	11.6	110,643	6.9
Other Specialty	709,308	28.9	466,977	29.1
Casualty	542,319	22.1	510,374	31.8
Marine and aviation	141,414	5.8	53,679	3.3
Other	81,033	3.3	57,730	3.6
Total	$2,457,370	100.0	$1,602,723	100.0
Gross premiums written by the reinsurance segment in 2020 were 49.5% higher than in 2019, while net premiums written were 53.3% higher than in 2019. The growth in net premiums written reflected increases in most lines of business, primarily due to growth in existing accounts, new business, and rate increases.

ARCH CAPITAL	56	2020 FORM 10-K

Net Premiums Earned.
The following tables set forth our reinsurance segment’s net premiums earned by major line of business:

	Year Ended December 31,
	2020		2019
	Amount	%	Amount	%
Property excluding property catastrophe	$562,208	26.0	$362,841	24.7
Property catastrophe	237,736	11.0	90,934	6.2
Other Specialty	626,409	29.0	478,517	32.6
Casualty	549,056	25.4	429,288	29.3
Marine and aviation	109,624	5.1	48,274	3.3
Other	77,196	3.6	56,535	3.9
Total	$2,162,229	100.0	$1,466,389	100.0
Net premiums earned in 2020 were 47.5% higher than in 2019, reflecting changes in net premiums written over the previous five quarters, including the mix and type of business written.
Other Underwriting Income (Loss).
Other underwriting income in 2020 was $4.5 million, compared to $6.4 million in 2019.
Losses and Loss Adjustment Expenses.
The table below shows the components of the reinsurance segment’s loss ratio:

	Year Ended December 31,
	2020	2019
Current year	81.5%	72.2%
Prior period reserve development	(6.2)%	(3.2)%
Loss ratio	75.3%	69.0%
Current Year Loss Ratio.
The reinsurance segment’s current year loss ratio was 9.3 points higher in 2020 than in 2019. The 2020 loss ratio included 20.1 points for current year catastrophic event activity, including 7.2 points for exposure related to COVID-19, compared to 5.7 points in 2019, primarily related to Hurricane Dorian and Typhoons Hagibis and Faxai. The balance of the change in the 2020 current year loss ratio resulted, in part, from the effect of rate increases, changes in mix of business and the level of attritional losses.
Prior Period Reserve Development.
The reinsurance segment’s net favorable development was $134.0 million, or 6.2 points, for 2020, compared to $46.4 million, or 3.2 points, for 2019, See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the reinsurance segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the reinsurance segment was 24.2% in 2020, compared to 25.9% in 2019, reflecting growth in net premiums earned.
Mortgage Segment
Our mortgage operations include U.S. and international mortgage insurance and reinsurance operations as well as participation in GSE credit risk-sharing transactions. Our mortgage group includes direct mortgage insurance in the U.S. primarily through Arch Mortgage Insurance Company, United Guaranty Residential Insurance Company and Arch Mortgage Guaranty Company (together, “Arch MI U.S.”); mortgage reinsurance through Arch Re Bermuda to mortgage insurers on both a proportional and non-proportional basis globally; direct mortgage insurance in Europe through Arch Insurance (EU) and in Hong Kong through Arch MI Asia; in Australia through Arch LMI; and participation in various GSE credit risk-sharing products primarily through Arch Re Bermuda.
The following tables set forth our mortgage segment’s underwriting results.

	Year Ended December 31,
	2020	2019	% Change
Gross premiums written	$1,473,999	$1,466,265	0.5
Premiums ceded	(194,149)	(204,509)
Net premiums written	1,279,850	1,261,756	1.4
Change in unearned premiums	118,085	104,584
Net premiums earned	1,397,935	1,366,340	2.3
Other underwriting income	20,316	16,005
Losses and loss adjustment expenses	(528,344)	(53,513)
Acquisition expenses	(134,240)	(134,319)
Other operating expenses	(162,202)	(153,092)
Underwriting income	$593,465	$1,041,421	(43.0)

Underwriting Ratios			% Point Change
Loss ratio	37.8%	3.9%	33.9
Acquisition expense ratio	9.6%	9.8%	(0.2)
Other operating expense ratio	11.6%	11.2%	0.4
Combined ratio	59.0%	24.9%	34.1

ARCH CAPITAL	57	2020 FORM 10-K

Premiums Written.
The following table sets forth our mortgage segment’s net premiums written by underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2020	2019
Net premiums written by underwriting location
United States	$1,021,950	$1,032,868
Other	257,900	228,888
Total	$1,279,850	$1,261,756
Gross premiums written by the mortgage segment in 2020 were 0.5% higher than in 2019. Net premiums written for 2020 were 1.4% higher than in the 2019 period primarily reflecting growth in Australian single premium mortgage insurance, partially offset by a lower level of U.S. primary mortgage insurance in force on monthly premium policies.
The persistency rate of the primary portfolio of mortgage loans of Arch MI U.S. was 58.7% at December 31, 2020 compared to 75.7% at December 31, 2019, with the decrease primarily reflecting a higher level of refinancing activity. The persistency rate represents the percentage of mortgage insurance in force at the beginning of a 12-month period that remains in force at the end of such period.
Net Premiums Earned.
The following table sets forth our mortgage segment’s net premiums earned by underwriting location (i.e., where the business is underwritten):

	Year Ended December 31,
	2020	2019
Net premiums earned by underwriting location
United States	$1,158,563	$1,134,849
Other	239,372	231,491
Total	$1,397,935	$1,366,340
Net premiums earned for 2020 were 2.3% higher than in 2019, primarily reflecting a higher level of single premiums earned as a result of policy terminations due to mortgage refinance activity.
Other Underwriting Income.
Other underwriting income, which is due in part to GSE risk-sharing transactions receiving derivative accounting treatment was $20.3 million for 2020, compared to $16.0 million for 2019.

Losses and Loss Adjustment Expenses.
The table below shows the components of the mortgage segment’s loss ratio:

	Year Ended December 31,
	2020	2019
Current year	39.2%	13.1%
Prior period reserve development	(1.4)%	(9.2)%
Loss ratio	37.8%	3.9%
Unlike property and casualty business for which we estimate ultimate losses on premiums earned, losses on mortgage insurance business are only recorded at the time a borrower is delinquent on their mortgage, in accordance with primary mortgage insurance industry practice. Because our primary mortgage insurance reserving process does not take into account the impact of future losses from loans that are not delinquent, mortgage insurance loss reserves are not an estimate of ultimate losses. In addition to establishing loss reserves for delinquent loans, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount of expected future losses and maintenance costs exceeds expected future premiums, existing reserves and the anticipated investment income for such product. We assess the need for a premium deficiency reserve on a quarterly basis and perform a full analysis annually. No such reserve was established during 2020 and 2019.
Current Year Loss Ratio.
The mortgage segment’s current year loss ratio was 26.1 points higher in 2020 compared to 2019. The percentage of loans in default on U.S. primary mortgage insurance increased from 1.54% at December 31, 2019 to 4.19% at December 31, 2020.
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
We insure mortgages for homes in areas that have been impacted by catastrophic events. Generally, mortgage insurance losses occur only when a credit event occurs and, following a physical damage event, when the home is restored to pre-storm condition. Our ultimate claims exposure will depend on the number of delinquency notices received and the ultimate claim rate related to such notices. In the event of natural disasters, cure rates are influenced by the

ARCH CAPITAL	58	2020 FORM 10-K

adequacy of homeowners and flood insurance carried on a related property, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.
Prior Period Reserve Development.
The mortgage segment’s net favorable development was $19.0 million, or 1.4 points, for 2020, compared to $125.2 million, or 9.2 points, for 2019. See note 5, “Reserve for Losses and Loss Adjustment Expenses,” to our consolidated financial statements in Item 8 for information about the mortgage segment’s prior year reserve development.
Underwriting Expenses.
The underwriting expense ratio for the mortgage segment was 21.2% for 2020, in line with 21.0% for 2019.
Corporate (Non-Underwriting) Segment
The corporate (non-underwriting) segment results include net investment income, other income (loss), corporate expenses, transaction costs and other, amortization of intangible assets, interest expense, items related to our non-cumulative preferred shares, net realized gains or losses, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses and income taxes. Such amounts exclude the results of the ‘other’ segment.
Net Investment Income.
The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2020	2019
Fixed maturities	$358,804	$440,824
Equity securities	28,007	13,455
Short-term investments	6,573	14,642
Other (1)	77,951	86,440
Gross investment income	471,335	555,361
Investment expenses (2)	(69,427)	(64,294)
Net investment income	$401,908	$491,067
(1)    Amounts include dividends and other distributions on investment funds, term loan investments, funds held balances, cash balances and other.
(2)    Investment expenses were approximately 0.31% of average invested assets for 2020, compared to 0.33% for 2019.

The pre-tax investment income yield was 1.78% for 2020, compared to 2.52% for 2019. The lower level of net investment income for 2020 compared to 2019 reflected lower yields available in the financial markets. The pre-tax investment income yields were calculated based on amortized cost. Yields on future investment income may vary based on financial market conditions, investment allocation decisions and other factors.
Corporate Expenses.
Corporate expenses were $68.5 million for 2020, compared to $65.7 million for 2019. Such amounts primarily represent certain holding company costs necessary to support our worldwide operations and costs associated with operating as a publicly traded company.
Transaction Costs and Other.
Transaction costs and other were $9.5 million for 2020, compared to $14.4 million for 2019. Amounts in both periods are primarily related to acquisition activity.
Amortization of Intangible Assets.
Amortization of intangible assets for 2020 was $69.0 million, compared to $82.1 million for 2019 . Amounts in 2020 and 2019 primarily related to amortization of finite-lived intangible assets related to our 2016 acquisition of United Guaranty Corporation.
Interest Expense.
Interest expense was $120.2 million for 2020, compared to $93.7 million for 2019. Interest expense primarily reflects amounts related to our outstanding senior notes. The higher level of interest expense mainly resulted from the issuance of $1.0 billion of 3.635% senior notes in June 2020.
Net Realized Gains (Losses).
We recorded net realized gains of $813.8 million for 2020, compared to net realized gains of $348.0 million for 2019. Currently, our portfolio is actively managed to maximize total return within certain guidelines. The effect of financial market movements on the investment portfolio will directly impact net realized gains and losses as the portfolio is adjusted and rebalanced. Net realized gains or losses from the sale of fixed maturities primarily results from our decisions to reduce credit exposure, to change duration targets, to rebalance our portfolios or due to relative value determinations.
Net realized gains or losses also include realized and unrealized contract gains and losses on our derivative instruments, changes in the fair value of assets accounted for using the fair value option and in the fair value of equities, along with changes in the allowance for credit losses on financial assets and net impairment losses recognized in earnings. See note 9, “Investment Information—Net Realized Gains (Losses),” to our consolidated financial statements for

ARCH CAPITAL	59	2020 FORM 10-K

additional information. See note 9, “Investment Information—Allowance for Credit Losses,” to our consolidated financial statements for additional information.
Equity in Net Income (Loss) of Investments Accounted for Using the Equity Method.
We recorded $146.7 million of equity in net income related to investments accounted for using the equity method for 2020, compared to $123.7 million for 2019. Investments accounted for using the equity method totaled $2.0 billion at December 31, 2020, compared to $1.7 billion at December 31, 2019. See note 9, “Investment Information—Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method,” to our consolidated financial statements in Item 8 for additional information.
Net Foreign Exchange Gains or Losses.
Net foreign exchange losses for 2020 were $80.2 million, compared to net foreign exchange losses for 2019 of $9.3 million. Amounts in such periods were primarily unrealized and resulted from the effects of revaluing our net insurance liabilities required to be settled in foreign currencies at each balance sheet date.
Income Tax Expense.
Our income tax provision on income before income taxes resulted in an expense of 7.4% for 2020, compared to an expense of 8.7% for 2019. Our effective tax rate fluctuates from year to year consistent with the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
See note 15, “Income Taxes,” to our consolidated financial statements in Item 8 for a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average statutory tax rate for 2020 and 2019.
Other Segment
The ‘other’ segment includes the results of Watford. Pursuant to generally accepted accounting principles (“GAAP”), Watford is considered a variable interest entity and we concluded that we are the primary beneficiary of Watford. As such, we consolidate the results of Watford in our consolidated financial statements, although we only own approximately 13% of Watford’s common equity as of December 31, 2020. See note 12, “Variable Interest Entity and Noncontrolling Interests,” and note 4, “Segment Information,” to our consolidated financial statements in Item 8 for additional information.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, allowance for current expected credit losses, investment valuations, goodwill and intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.
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

ARCH CAPITAL	60	2020 FORM 10-K

At December 31, 2020 and 2019, our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, by type and by operating segment were as follows:

	December 31,
	2020	2019
Insurance segment:
Case reserves	$2,051,640	$1,601,627
IBNR reserves	3,889,823	3,403,051
Total net reserves	5,941,463	5,004,678
Reinsurance segment:
Case reserves	1,560,523	1,273,523
Additional case reserves	280,472	166,251
IBNR reserves	2,253,953	1,835,993
Total net reserves	4,094,948	3,275,767
Mortgage segment:
Case reserves	631,921	266,030
IBNR reserves	271,702	157,712
Total net reserves	903,623	423,742
Other segment:
Case reserves	566,587	478,036
Additional case reserves	32,321	29,059
IBNR reserves	660,132	597,910
Total net reserves	1,259,040	1,105,005
Total:
Case reserves	4,810,671	3,619,216
Additional case reserves	312,793	195,310
IBNR reserves	7,075,610	5,994,666
Total net reserves	$12,199,074	$9,809,192
At December 31, 2020 and 2019, the insurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2020	2019
Professional lines (1)	$1,482,820	$1,322,969
Construction and national accounts	1,395,067	1,248,750
Excess and surplus casualty (2)	816,495	564,254
Programs	699,354	571,926
Property, energy, marine and aviation	517,692	371,822
Travel, accident and health	98,910	109,613
Lenders products	48,946	28,233
Other (3)	882,179	787,111
Total net reserves	$5,941,463	$5,004,678
(1)    Includes professional liability, executive assurance and healthcare business.
(2)    Includes casualty and contract binding business.
(3)    Includes alternative markets, excess workers’ compensation and surety business.
At December 31, 2020 and 2019, the reinsurance segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2020	2019
Casualty (1)	$1,995,849	$1,796,073
Other specialty (2)	917,178	649,309
Property excluding property catastrophe (3)	594,033	471,775
Marine and aviation	204,205	160,930
Property catastrophe	268,858	113,565
Other (4)	114,825	84,115
Total net reserves	$4,094,948	$3,275,767
(1)    Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.
(2)    Includes non-excess motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.
(3)    Includes property facultative business.
(4)    Includes life, casualty clash and other.
At December 31, 2020 and 2019, the mortgage segment’s Loss Reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2020	2019
U.S. primary mortgage insurance (1)	$649,748	$278,689
Other	253,875	145,053
Total net reserves	$903,623	$423,742
(1)    At December 31, 2020, 27.7% of total net reserves represent policy years 2010 and prior and the remainder from later policy years. At December 31, 2019, 58.2% of total net reserves represent policy years 2010 and prior and the remainder from later policy years.
Potential Variability in Loss Reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our Loss Reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2020 by underwriting segment (excluding the ‘other’ segment). The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2020, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2020, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our IBNR reserves, on a net basis and across all accident years.

ARCH CAPITAL	61	2020 FORM 10-K

INSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	5 points	3 months
Third party occurrence business	10	6
Third party claims-made business	10	6
Multi-line and other specialty	10	6

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$36,369	$51,268
Third party occurrence business	283,179	148,656
Third party claims-made business	120,367	135,996
Multi-line and other specialty	134,517	157,928

INSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Property, energy, marine and aviation	(5) points	(3) months
Third party occurrence business	(10)	(6)
Third party claims-made business	(10)	(6)
Multi-line and other specialty	(10)	(6)

Increase (decrease) in Loss Reserves:
Property, energy, marine and aviation	$(36,369)	$(31,443)
Third party occurrence business	(282,830)	(130,607)
Third party claims-made business	(119,319)	(103,301)
Multi-line and other specialty	(131,395)	(114,712)

REINSURANCE SEGMENT	Higher Expected Loss Ratios	Slower Loss Development Patterns
Reserving lines selected assumptions:
Casualty	10 points	6 months
Other specialty	5	3
Property excluding property catastrophe	5	3
Property catastrophe	5	3
Marine and aviation	5	3
Other	5	3

Increase (decrease) in Loss Reserves:
Casualty	$141,847	$170,356
Other specialty	72,488	46,210
Property excluding property catastrophe	21,611	52,793
Property catastrophe	16,492	26,950
Marine and aviation	10,005	15,780
Other	6,844	5,357

REINSURANCE SEGMENT	Lower Expected Loss Ratios	Faster Loss Development Patterns
Reserving lines selected assumptions:
Casualty	(10) points	(6) months
Other specialty	(5)	(3)
Property excluding property catastrophe	(5)	(3)
Property catastrophe	(5)	(3)
Marine and aviation	(5)	(3)
Other	(5)	(3)

Increase (decrease) in Loss Reserves:
Casualty	$(141,847)	$(133,152)
Other specialty	(72,488)	(72,373)
Property excluding property catastrophe	(21,611)	(48,999)
Property catastrophe	(16,492)	(17,277)
Marine and aviation	(10,043)	(15,519)
Other	(6,844)	(5,005)
It is not necessarily appropriate to sum the total impact for a specific factor or the total impact for a specific business category as the business categories are not perfectly correlated. In addition, the potential variability shown in the tables above are reasonably likely scenarios of changes in our key assumptions at December 31, 2020 and are not meant to be a “best case” or “worst case” series of outcomes and, therefore, it is possible that future variations may be more or less than the amounts set forth above.
For our mortgage segment, we considered the sensitivity of loss reserve estimates at December 31, 2020 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 29% of the unpaid principal balance at December 31, 2020), we estimated that our loss reserves would change by approximately $30.0 million at December 31, 2020. For every one percentage point change in our primary net default to claim rate (which we estimate to be approximately 20% at December 31, 2020), we estimated a $45.0 million change in our loss reserves at December 31, 2020.

ARCH CAPITAL	62	2020 FORM 10-K

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
At December 31, 2020, our recorded Loss Reserves by underwriting segment, net of unpaid losses and loss adjustment expenses recoverable, and the results of the simulation were as follows:

	Insurance Segment	Reinsurance Segment	Mortgage Segment	Total
Loss Reserves (1)	$5,941,463	$4,094,948	$903,623	$10,940,034

Simulation results:
90th percentile (2)	$7,181,065	$5,038,203	$1,081,713	$12,683,107
10th percentile (3)	$4,734,118	$3,251,451	$738,596	$9,246,934
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

For informational purposes, based on the total simulation results, a change in our Loss Reserves to the amount indicated at the 90th percentile would result in a decrease in income before income taxes of approximately $1.7 billion, or $4.25 per diluted share, while a change in our Loss Reserves to the amount indicated at the 10th percentile would result in an increase in income before income taxes of approximately $1.7 billion, or $4.13 per diluted share. The simulation results noted above are informational only, and no assurance can be given that our ultimate losses will not be significantly different than the simulation results shown above, and such differences could directly and significantly impact earnings favorably or unfavorably in the period they are determined. We do not have significant exposure to pre-2002 liabilities, such as asbestos-related illnesses and other long-tail liabilities. It is difficult to provide meaningful trend information for certain liability/casualty coverages for which the claim-tail may be especially long, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Any estimates and assumptions made as part of the reserving process could prove to be inaccurate due to several factors, including the fact that for certain lines of business relatively limited historical information has been reported to us through December 31, 2020.
Mortgage Operations Supplemental Information
The mortgage segment’s insurance in force (“IIF”) and risk in force (“RIF”) were as follows at December 31, 2020 and 2019:

(U.S. Dollars in millions)	December 31,
	2020		2019
	Amount	%	Amount	%
Insurance In Force (IIF) (1):
U.S. primary mortgage insurance	$280,579	66.2	$287,150	68.7
Mortgage reinsurance	31,220	7.4	26,768	6.4
Other (2)	111,740	26.4	104,346	24.9
Total	$423,539	100.0	$418,264	100.0
Risk In Force (RIF) (3):
U.S. primary mortgage insurance	$70,522	90.5	$73,388	91.9
Mortgage reinsurance	2,226	2.9	2,129	2.7
Other (2)	5,146	6.6	4,380	5.5
Total	$77,894	100.0	$79,897	100.0
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

The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2020:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2010 and prior	$13,684	4.9	$3,088	4.4	11.78%
2011	904	0.3	239	0.3	3.97%
2012	3,651	1.3	992	1.4	2.98%
2013	7,546	2.7	2,107	3.0	3.30%
2014	8,261	2.9	2,273	3.2	4.06%
2015	15,032	5.4	4,048	5.7	3.72%
2016	24,958	8.9	6,648	9.4	4.77%
2017	24,748	8.8	6,413	9.1	5.52%
2018	27,304	9.7	6,918	9.8	6.76%
2019	48,304	17.2	12,001	17.0	4.61%
2020	106,187	37.8	25,795	36.6	0.76%
Total	$280,579	100.0	$70,522	100.0	4.19%

ARCH CAPITAL	63	2020 FORM 10-K

(1)Represents the ending percentage of loans in default.
The insurance in force and risk in force for our U.S. primary mortgage insurance business by policy year were as follows at December 31, 2019:

(U.S. Dollars in millions)	IIF		RIF		Delinquency
	Amount	%	Amount	%	Rate (1)
Policy year:
2010 and prior	$17,251	6.0	$3,990	5.4	8.79%
2011	1,678	0.6	464	0.6	1.59%
2012	6,293	2.2	1,753	2.4	0.89%
2013	12,276	4.3	3,433	4.7	0.99%
2014	13,714	4.8	3,778	5.1	1.16%
2015	25,788	9.0	6,880	9.4	0.87%
2016	40,898	14.2	10,670	14.5	1.03%
2017	43,896	15.3	11,262	15.3	1.00%
2018	51,776	18.0	13,086	17.8	0.86%
2019	73,580	25.6	18,072	24.6	0.14%
Total	$287,150	100.0	$73,388	100.0	1.54%
(1)Represents the ending percentage of loans in default.
The following tables provide supplemental disclosures on risk in force for our U.S. primary mortgage insurance business at December 31, 2020 and 2019:

(U.S. Dollars in millions)	December 31,
	2020		2019
	Amount	%	Amount	%
Credit quality (FICO):
>=740	$40,774	57.8	$42,301	57.6
680-739	24,498	34.7	25,240	34.4
620-679	4,837	6.9	5,444	7.4
<620	413	0.6	403	0.5
Total	$70,522	100.0	$73,388	100.0
Weighted average FICO score	743		743

Loan-to-Value (LTV):
95.01% and above	$8,643	12.3	$9,064	12.4
90.01% to 95.00%	37,877	53.7	40,136	54.7
85.01% to 90.00%	20,013	28.4	20,890	28.5
85.00% and below	3,989	5.7	3,298	4.5
Total	$70,522	100.0	$73,388	100.0
Weighted average LTV	92.8%		93.0%

Total RIF, net of external reinsurance	$56,658		$58,512

(U.S. Dollars in millions)	December 31,
	2020		2019
	Amount	%	Amount	%
Total RIF by State:
Texas	$5,636	8.0	$5,678	7.7
California	5,261	7.5	5,187	7.1
Florida	3,632	5.2	3,887	5.3
Georgia	2,959	4.2	2,753	3.8
Illinois	2,762	3.9	2,616	3.6
North Carolina	2,622	3.7	2,470	3.4
Virginia	2,526	3.6	2,881	3.9
Minnesota	2,520	3.6	2,514	3.4
Massachusetts	2,464	3.5	2,432	3.3
Washington	2,220	3.1	2,474	3.4
Others	37,920	53.8	40,496	55.2
Total	$70,522	100.0	$73,388	100.0
The following table provides supplemental disclosures for our U.S. primary mortgage insurance business related to insured loans and loss metrics for the years ended December 31, 2020 and 2019:

(U.S. Dollars in thousands, except loan and claim count)	Year Ended December 31,
	2020	2019
Rollforward of insured loans in default:
Beginning delinquent number of loans	20,163	20,665
New notices	102,324	39,017
Cures	(68,691)	(36,601)
Paid claims	(1,562)	(2,918)
Ending delinquent number of loans (1)	52,234	20,163

Ending number of policies in force (1)	1,245,771	1,307,884

Delinquency rate (1)	4.19%	1.54%

Losses:
Number of claims paid	1,562	2,918
Total paid claims	$64,903	$116,854
Average per claim	$41.6	$40.0
Severity (2)	92.4%	96.0%
Average reserve per default (in thousands) (1)	$12.6	$13.3
(1)    Includes first lien primary and pool policies.
(2)    Represents total paid claims divided by RIF of loans for which claims were paid.

The risk-to-capital ratio, which represents total current (non-delinquent) risk in force, net of reinsurance, divided by total statutory capital, for Arch MI U.S. was approximately 9.3 to 1 at December 31, 2020, compared to 12.0 to 1 at December 31, 2019.

ARCH CAPITAL	64	2020 FORM 10-K

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
The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Although we believe that our insurance and reinsurance operations have been successful in obtaining adequate reinsurance and retrocessional protection, it is not certain that they will be able to continue to obtain adequate protection at cost effective levels. As a result of such market conditions and other factors, our insurance, reinsurance and mortgage operations may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements and may lead to increased volatility in our results of operations in future periods. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.”
Effective January 1, 2021, our insurance operations had in effect a reinsurance program which provided coverage for certain property-catastrophe related losses equal to $276 million in excess of various retentions per occurrence.
For purposes of managing risk, we reinsure a portion of our exposures, paying to reinsurers a part of the premiums received on the policies we write, and we may also use retrocessional protection. On a consolidated basis, ceded premiums written represented 26.3% of gross premiums written for 2020, compared to 25.8% for 2019. We monitor the financial condition of our reinsurers and attempt to place coverages only with substantial, financially sound carriers. If the financial condition of our reinsurers or retrocessionaires deteriorates, resulting in an impairment of their ability to make payments, we will provide for probable losses resulting from our inability to collect amounts due from such parties, as appropriate. We evaluate the credit worthiness of all the reinsurers to which we cede business. We report reinsurance recoverables net of an allowance for expected credit loss. The allowance is based upon our ongoing review of amounts outstanding, the financial condition of our reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. See “Risk Factors—Risks Relating to Our Industry, Business and Operations—We are exposed to credit risk in certain of our business operations” and “Financial Condition, Liquidity and Capital Resources” for further details.
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

ARCH CAPITAL	65	2020 FORM 10-K

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
Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described above in “—Loss Reserves.”
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by type of business were as follows at December 31, 2020:

	December 31, 2020
	Gross Amount	Acquisition Expenses	Net Amount
Other specialty	$285,738	$(82,226)	$203,512
Casualty	125,675	(34,157)	91,518
Property excluding property catastrophe	132,553	(42,272)	90,281
Marine and aviation	84,648	(22,297)	62,351
Property catastrophe	20,053	(3,286)	16,767
Other	62,473	(5,858)	56,615
Total	$711,140	$(190,096)	$521,044
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
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, we report premiums receivable net of an allowance for expected credit loss. We monitor credit risk associated with premiums receivable through our ongoing review of amounts outstanding, aging of the receivable, historical data and counterparty financial strength measures.
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

ARCH CAPITAL	66	2020 FORM 10-K

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
No premium deficiency charges were recorded by us during 2020 and 2019.
Fair Value Measurements
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2020 by valuation hierarchy.
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

ARCH CAPITAL	67	2020 FORM 10-K

FINANCIAL CONDITION

Investable Assets
At December 31, 2020, total investable assets held by Arch were $26.9 billion, excluding the $2.7 billion included in the ‘other’ segment (i.e., attributable to Watford).
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
The following table summarizes the fair value of investable assets held by Arch (i.e., excluding the ‘other’ segment):

Investable assets (1):	Estimated Fair Value	% of Total
December 31, 2020
Fixed maturities (2)	$18,771,296	69.9
Short-term investments (2)	2,063,240	7.7
Cash	694,997	2.6
Equity securities (2)	1,436,104	5.3
Other investments	1,480,347	5.5
Other investable assets (3)	500,000	1.9
Investments accounted for using the equity method	2,047,889	7.6
Securities transactions entered into but not settled at the balance sheet date	(137,578)	(0.5)
Total investable assets held by Arch	$26,856,295	100.0

Average effective duration (in years)	3.01
Average S&P/Moody’s credit ratings (4)	AA/Aa2
Embedded book yield (5)	1.56%

December 31, 2019
Fixed maturities (2)	$16,894,021	75.8
Short-term investments (2)	1,004,257	4.5
Cash	623,793	2.8
Equity securities (2)	827,842	3.7
Other investments	1,336,920	6.0
Investments accounted for using the equity method	1,660,396	7.5
Securities transactions entered into but not settled at the balance sheet date	(61,553)	(0.3)
Total investable assets held by Arch	$22,285,676	100.0

Average effective duration (in years)	3.40
Average S&P/Moody’s credit ratings (4)	AA/Aa2
Embedded book yield (5)	2.55%
(1)In securities lending transactions, we receive collateral in excess of the fair value of the securities pledged. For purposes of this table, we have excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value.
(2)Includes investments carried as available for sale, at fair value and at fair value under the fair value option.
(3)Participation interests in a receivable of a reverse repurchase agreement.
(4)Average credit ratings on our investment portfolio on securities with ratings by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).
(5)Before investment expenses.
At December 31, 2020, approximately $19.2 billion, or 71%, of total investable assets held by Arch were internally managed, compared to $15.8 billion, or 71%, at December 31, 2019.

ARCH CAPITAL	68	2020 FORM 10-K

The following table summarizes our fixed maturities and fixed maturities pledged under securities lending agreements (“Fixed Maturities”) by type:

	Estimated Fair Value	% of Total
December 31, 2020
Corporate bonds	$8,039,745	42.8
Mortgage backed securities	616,619	3.3
Municipal bonds	492,734	2.6
Commercial mortgage backed securities	390,990	2.1
U.S. government and government agencies	5,354,863	28.5
Non-U.S. government securities	2,310,157	12.3
Asset backed securities	1,566,188	8.3
Total	$18,771,296	100.0

December 31, 2019
Corporate bonds	$6,561,354	38.8
Mortgage backed securities	541,800	3.2
Municipal bonds	880,119	5.2
Commercial mortgage backed securities	734,244	4.3
U.S. government and government agencies	4,632,947	27.4
Non-U.S. government securities	1,995,813	11.8
Asset backed securities	1,547,744	9.2
Total	$16,894,021	100.0
The following table provides the credit quality distribution of our Fixed Maturities. For individual fixed maturities, S&P ratings are used. In the absence of an S&P rating, ratings from Moody’s are used, followed by ratings from Fitch Ratings.

	Estimated Fair Value	% of Total
December 31, 2020
U.S. government and gov’t agencies (1)	$5,963,758	31.8
AAA	3,117,046	16.6
AA	2,063,738	11.0
A	3,760,280	20.0
BBB	2,699,201	14.4
BB	574,189	3.1
B	268,095	1.4
Lower than B	54,795	0.3
Not rated	270,194	1.4
Total	$18,771,296	100.0

December 31, 2019
U.S. government and gov’t agencies (1)	$5,215,489	30.9
AAA	3,392,341	20.1
AA	2,115,828	12.5
A	3,849,458	22.8
BBB	1,495,467	8.9
BB	355,803	2.1
B	216,663	1.3
Lower than B	56,865	0.3
Not rated	196,107	1.2
Total	$16,894,021	100.0
(1)Includes U.S. government-sponsored agency mortgage backed securities and agency commercial mortgage backed securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all Fixed Maturities which were in an unrealized loss position:

Severity of gross unrealized losses:	Estimated Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
December 31, 2020
0-10%	$3,583,981	$(55,542)	79.4
10-20%	95,495	(12,183)	17.4
20-30%	1,061	(406)	0.6
Greater than 30%	1,249	(1,785)	2.6
Total	$3,681,786	$(69,916)	100.0

December 31, 2019
0-10%	$4,136,798	$(49,072)	95.3
10-20%	12,405	(1,796)	3.5
20-30%	830	(273)	0.5
Greater than 30%	315	(363)	0.7
Total	$4,150,348	$(51,504)	100.0
The following table summarizes our top ten exposures to fixed income corporate issuers by fair value at December 31, 2020, excluding guaranteed amounts and covered bonds:

	Estimated Fair Value	Credit Rating (1)
Bank of America Corporation	$323,808	A-/A2
JPMorgan Chase & Co.	275,040	A-/A2
Wells Fargo & Company	264,035	BBB+/A2
Nestlé S.A.	213,454	AA-/Aa3
Citigroup Inc.	187,920	BBB+/A3
Morgan Stanley	178,906	BBB+/A2
Johnson & Johnson	156,579	AAA/Aaa
Apple Inc.	152,573	AA+/Aa1
The Goldman Sachs Group, Inc.	129,030	BBB+/A3
Comcast Corporation	115,407	A-/A3
Total	$1,996,752
(1)Average credit ratings as assigned by S&P and Moody’s, respectively.

ARCH CAPITAL	69	2020 FORM 10-K

The following table provides information on our structured securities, which include residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and asset backed securities (“ABS”):

	Agencies	Investment Grade	Below Investment Grade	Total
Dec. 31, 2020
RMBS	$584,499	$4,102	$28,018	$616,619
CMBS	24,396	342,491	24,103	390,990
ABS	—	1,403,137	163,051	1,566,188
Total	$608,895	$1,749,730	$215,172	$2,573,797

Dec. 31, 2019
RMBS	$503,929	$7,770	$30,101	$541,800
CMBS	78,612	629,424	26,208	734,244
ABS	—	1,483,449	64,295	1,547,744
Total	$582,541	$2,120,643	$120,604	$2,823,788
The following table summarizes our equity securities, which include investments in exchange traded funds:

	December 31,
	2020	2019
Equities (1)	$676,437	$375,067
Exchange traded funds
Fixed income (2)	341,139	7,237
Equity and other (3)	418,528	445,538
Total	$1,436,104	$827,842
(1)Primarily in consumer non-cyclical, consumer cyclical, technology, communications and industrial stocks at December 31, 2020.
(2)Primarily in corporate and MBS at December 31, 2020.
(3)Primarily in foreign equities, utilities, large and mid cap stocks at December 31, 2020.
The following table summarizes our other investments and other investable assets:

	December 31,
	2020	2019
Term loan investments	380,193	264,083
Lending	572,636	602,841
Credit related funds	90,780	123,020
Energy	65,813	97,402
Investment grade fixed income	138,646	151,594
Infrastructure	165,516	61,786
Private equity	48,750	18,915
Real estate	18,013	17,279
Total fair value option	1,480,347	1,336,920

Other investable assets	500,000	—

Total other investments	$1,980,347	$1,336,920
The following table summarizes our investments accounted for using the equity method, by strategy:

	December 31,
	2020	2019
Credit related funds	$740,060	$428,437
Equities	343,058	293,686
Real estate	258,518	246,851
Lending	179,629	202,690
Private equity	235,289	144,983
Infrastructure	175,882	235,033
Energy	115,453	108,716
Total	$2,047,889	$1,660,396
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
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. See note 10, “Fair Value,” to our consolidated financial statements in Item 8 for a summary of our financial assets and liabilities measured at fair value at December 31, 2020 and 2019 segregated by level in the fair value hierarchy.
Investable Assets in the ‘Other’ Segment
Investable assets in the ‘other’ segment are managed by Watford. The board of directors of Watford establishes their investment policies and guidelines.

ARCH CAPITAL	70	2020 FORM 10-K

The following table summarizes investable assets in the ‘other’ segment:

	December 31,
	2020	2019
Investments accounted for using the fair value option:
Other investments	$851,538	$1,092,396
Fixed maturities	455,163	416,592
Short-term investments	418,690	329,303
Equity securities	64,994	59,799
Total	1,790,385	1,898,090
Fixed maturities available for sale, at fair value	613,503	706,875
Equity securities	52,410	65,337
Cash	211,451	102,437
Securities sold but not yet purchased	(21,679)	(66,257)
Securities transactions entered into but not settled at the balance sheet date	11,542	(1,893)
Total investable assets included in ‘other’ segment	$2,657,612	$2,704,589
Reinsurance Recoverables
The following table details our reinsurance recoverables at December 31, 2020:

	% of Total	A.M. Best Rating (1)
Lloyd’s syndicates (2)	5.5	A
Hannover Rück SE	5.1	A+
Swiss Reinsurance America Corporation	4.9	A+
Everest Reinsurance Company	4.5	A+
Partner Reinsurance Company of the U.S.	3.4	A+
XL Re	3.3	A+
Liberty Mutual Insurance Company	3.2	A
Munich Reinsurance America, Inc.	3.1	A+
Berkley Insurance Company	2.5	A+
Transatlantic Reinsurance Company	2.5	A+
Odyssey Re	1.9	A
All other -- “A-” or better	24.0
All other -- not rated (3)	36.1
Total	100.0
(1)    The financial strength ratings are as of February 11, 2021 and were assigned by A.M. Best based on its opinion of the insurer’s financial strength as of such date. An explanation of the ratings listed in the table follows: the rating of “A+” is designated “Superior”; and the “A” rating is designated “Excellent.”
(2)    The A.M. Best group rating of “A” (Excellent) has been applied to all Lloyd’s syndicates.
(3)    Over 94% of such amount is collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.

See note 8, “Reinsurance,” to our consolidated financial statements in Item 8 for further details.

Reserves for Losses and Loss Adjustment Expenses
We establish reserves for losses and LAE (“Loss Reserves”) which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of losses incurred. Estimating Loss Reserves is inherently difficult. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of Loss Reserves. Actual losses and loss adjustment expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Loss Reserves” and see Item 1“Business—Reserves” for further details.
Shareholders’ Equity and Book Value per Share
Total shareholders’ equity available to Arch was $13.1 billion at December 31, 2020, compared to $11.5 billion at December 31, 2019. The increase in 2020 primarily reflected the impact of investment returns, partially offset by the impact of a higher level of catastrophic activity (including COVID-19) on underwriting returns.
The following table presents the calculation of book value per share:

(U.S. dollars in thousands, except share data)	December 31,
	2020	2019
Total shareholders’ equity available to Arch	$13,105,886	$11,497,371
Less preferred shareholders’ equity	780,000	780,000
Common shareholders’ equity available to Arch	$12,325,886	$10,717,371
Common shares and common share equivalents outstanding, net of treasury shares (1)	406,720,642	405,619,201
Book value per share	$30.31	$26.42
(1)    Excludes the effects of 17,839,333 and 18,853,018 stock options and 1,153,784 and 1,586,779 restricted stock and performance units outstanding at December 31, 2020 and 2019, respectively.

LIQUIDITY

Our liquidity and capital resources were not materially impacted by COVID-19 during the 2020 period. We raised an additional $1.0 billion of capital in the form of long-term senior notes at the end of June 2020. For further discussion of our risks related to our potential future impacts of COVID-19 on our liquidity and capital resources, see “ITEM 1A—Risk Factors”.

ARCH CAPITAL	71	2020 FORM 10-K

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
In 2020, Arch Capital received dividends of $221.6 million from Arch Re Bermuda, our Bermuda-based reinsurer and insurer which can pay approximately $3.8 billion to Arch Capital in 2021 without providing an affidavit to the Bermuda Monetary Authority (“BMA”).
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
Dividend Restrictions
Arch Capital has no material restrictions on its ability to make distributions to shareholders. However, the ability of our regulated insurance and reinsurance subsidiaries to pay dividends or make distributions or other payments to us is limited by the applicable local laws and relevant regulations of the various countries and states in which we operate. See note 25, “Statutory Information,” to our consolidated financial statements in Item 8 for additional information on dividend restrictions.
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

ARCH CAPITAL	72	2020 FORM 10-K

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
Restricted Assets
Our insurance, reinsurance and mortgage insurance subsidiaries are required to maintain assets on deposit, which primarily consist of fixed maturities, with various regulatory authorities to support their operations. The assets on deposit are available to settle insurance and reinsurance liabilities to third parties. Our insurance and reinsurance subsidiaries maintain assets in trust accounts as collateral for insurance and reinsurance transactions with affiliated companies and also have investments in segregated portfolios primarily to provide collateral or guarantees for letters of credit to third parties. At December 31, 2020 and 2019, such amounts approximated $7.7 billion and $6.8 billion, respectively, excluding amounts related to the ‘other’ segment.
Our investments in certain securities, including certain fixed income and structured securities, investments in funds accounted for using the equity method, other alternative investments and investments in ventures such as Watford and others may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or may be forced to sell or terminate them at unfavorable values. Our unfunded investment commitments totaled approximately $2.1 billion at December 31, 2020 and are callable by our investment managers. The timing of the funding of investment commitments is uncertain and may require us to access cash on short notice.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities, excluding amounts related to the ‘other’ segment:

	Year Ended December 31,
	2020	2019
Total cash provided by (used for):
Operating activities	$2,705,054	$1,810,060
Investing activities	(3,301,816)	(1,689,640)
Financing activities	856,771	3,663
Effects of exchange rate changes on foreign currency cash	17,822	16,063
Increase (decrease) in cash	$277,831	$140,146
•Cash provided by operating activities for 2020 was higher than in 2019, primarily reflected a higher level of premiums collected than in the 2019 period.
•Cash used for investing activities for 2020 was higher than in 2019, reflecting a higher level of securities purchased, and the investing of proceeds from our issuance of senior notes.
•Cash provided by financing activities for 2020 was higher than in 2019, primarily reflected the issuance of $1.0 billion of senior notes. Cash flows also reflected $83.5 million of repurchases under our share repurchase program.
Investments
At December 31, 2020, our investable assets were $26.9 billion, excluding the $2.7 billion of investable assets related to the ‘other’ segment. The primary goals of our asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including debt service obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of our insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the fair value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of our ability to fund the payment of claims and to service our outstanding debt without having to sell securities at distressed prices or access credit facilities. Please refer to Item 1A “Risk Factors” for a discussion of other risks relating to our business and investment portfolio.

ARCH CAPITAL	73	2020 FORM 10-K

CAPITAL RESOURCES

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.
The following table provides an analysis of our capital structure:

(U.S. dollars in thousands, except share data)	December 31,
	2020	2019
Senior notes	$2,723,423	$1,734,209

Shareholders’ equity available to Arch:
Series E non-cumulative preferred shares	450,000	450,000
Series F non-cumulative preferred shares	330,000	330,000
Common shareholders’ equity	12,325,886	10,717,371
Total	$13,105,886	$11,497,371

Total capital available to Arch	$15,829,309	$13,231,580

Debt to total capital (%)	17.2	13.1
Preferred to total capital (%)	4.9	5.9
Debt and preferred to total capital (%)	22.1	19.0
On June 30, 2020, Arch Capital issued $1.0 billion of 30 year senior notes. The net proceeds of the offering were contributed to Arch Re Bermuda to support our underwriting operations.
In November 2020, Arch Capital, Arch-U.S. and Arch Finance filed a universal shelf registration statement with the SEC. This registration statement allows for the possible future offer and sale by us of various types of securities, including unsecured debt securities, preference shares, common shares, warrants, share purchase contracts and units and depositary shares. The shelf registration statement enables us to efficiently access the public debt and/or equity capital markets in order to meet our future capital needs. The shelf registration statement also allows selling shareholders to resell common shares that they own in one or more offerings from time to time. We will not receive any proceeds from any shares offered by the selling shareholders.
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
In addition, Arch MI U.S. is required to maintain compliance with the GSEs requirements, known as PMIERs. The financial requirements require an eligible mortgage insurer’s available assets, which generally include only the most liquid assets of an insurer, to meet or exceed “minimum required assets” as of each quarter end. Minimum required assets are calculated from PMIERs tables with several risk dimensions (including origination year, original loan-to-value and original credit score of performing loans, and the delinquency status of non-performing loans) and are subject to a minimum amount. Arch MI U.S. satisfied the PMIERs’ financial requirements as of December 31, 2020 with a PMIER sufficiency ratio of 173%, compared to 161% at December 31, 2019.
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

ARCH CAPITAL	74	2020 FORM 10-K

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
Share Repurchase Program

The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. Since the inception of the share repurchase program through December 31, 2020, Arch Capital has repurchased approximately 389.2 million common shares for an aggregate purchase price of $4.1 billion. At December 31, 2020, $916.5 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions, the development of the economy, corporate and regulatory considerations. We will continue to monitor our share price and, depending upon results of operations, market conditions and the development of the economy, as well as other factors, we will consider share repurchases on an opportunistic basis. See note 27, “Subsequent Events”.
GUARANTOR INFORMATION

The below table provides a description of our senior notes payable at December 31, 2020, excluding amounts attributable to the ‘other’ segment (i.e., Watford):

	Interest	Principal	Carrying
Issuer/Due	(Fixed)	Amount	Amount
Arch Capital:
May 1, 2034	7.350%	$300,000	$297,367
June 30, 2050	3.635%	1,000,000	988,500
Arch-U.S.:
Nov. 1, 2043 (1)	5.144%	500,000	494,944
Arch Finance:
Dec. 15, 2026 (1)	4.011%	500,000	497,211
Dec. 15, 2046 (1)	5.031%	450,000	445,402
Total		$2,750,000	$2,723,424
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
See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings. For additional information on our preferred shares, see note 21, “Shareholders’ Equity,” to our consolidated financial statements in Item 8.

ARCH CAPITAL	75	2020 FORM 10-K

During 2020 and 2019, we made interest payments of $110.5 million and $98.7 million respectively, related to our senior notes and other financing arrangements.
The following tables present condensed financial information for Arch Capital (parent guarantor) and Arch-U.S. (subsidiary issuer):

	December 31, 2020		December 31, 2019
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.
Assets
Total investments	$172	$396,547	$42	$692,606
Cash	18,932	11,368	18,113	54,518
Investments in subsidiaries	14,377,529	5,205,904	11,786,861	4,347,806
Due from subsidiaries and affiliates	—	201,515	17	200,635
Other assets	18,390	34,405	20,461	32,187
Total assets	$14,415,023	$5,849,739	$11,825,494	$5,327,752

Liabilities
Senior notes	1,285,867	494,944	297,254	494,831
Due to subsidiaries and affiliates	—	586,805	—	536,805
Other liabilities	23,270	41,876	30,869	33,267
Total liabilities	1,309,137	1,123,625	328,123	1,064,903

Shareholders' Equity
Total shareholders' equity available to Arch	13,105,886	4,726,114	11,497,371	4,262,849
Total shareholders' equity	13,105,886	4,726,114	11,497,371	4,262,849

Total liabilities and shareholders' equity	$14,415,023	$5,849,739	$11,825,494	$5,327,752

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	Arch Capital	Arch-U.S.	Arch Capital	Arch-U.S.

Revenues
Net investment income	$53	$18,084	$212	$14,270
Net realized gains (losses)	(2,110)	26,096	—	25,313
Equity in net income (loss) of investments accounted for using the equity method	—	2,507	—	779
Other income (loss)	(437)	—	(762)	—
Total revenues	(2,494)	46,687	(550)	40,362

Expenses
Corporate expenses	65,566	7,227	62,701	7,221
Interest expense	40,445	47,566	22,154	47,951
Net foreign exchange (gains) losses	3	—	1	—
Total expenses	106,014	54,793	84,856	55,172

Income (loss) before income taxes	(108,508)	(8,106)	(85,406)	(14,810)
Income tax (expense) benefit	—	2,689	—	3,696
Income (loss) before equity in net income of subsidiaries	(108,508)	(5,417)	(85,406)	(11,114)
Equity in net income of subsidiaries	1,514,029	330,589	1,721,725	564,657
Net income available to Arch	1,405,521	325,172	1,636,319	553,543
Preferred dividends	(41,612)	—	(41,612)	—
Net income available to Arch common shareholders	$1,363,909	$325,172	$1,594,707	$553,543

ARCH CAPITAL	76	2020 FORM 10-K

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

This section does not include information specific to Watford. We do not guarantee or provide credit support for Watford, and our financial exposure to Watford is limited to our investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions with Watford.
Contractual Obligations
The following table provides an analysis of our contractual commitments at December 31, 2020:

	Payment due by period
	Total	2021	2022 and 2023	2024 and 2025	Thereafter
Operating activities
Estimated gross payments for losses and loss adjustment expenses (1)	$14,994,345	$4,068,858	$4,785,334	$2,322,283	$3,817,870
Deposit accounting liabilities (2)	10,570	5,390	1,116	385	3,679
Contractholder payables (3)	1,995,562	634,430	685,990	277,803	397,339
Operating lease obligations	152,309	32,309	56,185	32,497	31,318
Purchase obligations	72,995	33,437	30,502	8,204	852
Investing activities
Unfunded investment commitments (4)	2,146,521	2,146,521	—	—	—
Financing activities
Securities lending payable (5)	301,089	301,089	—	—	—
Senior notes (including interest payments)	5,417,148	126,815	253,629	253,629	4,783,075
Financing lease obligations	2,016	2,016	—	—	—
Total contractual obligations and commitments	$25,092,555	$7,350,865	$5,812,756	$2,894,801	$9,034,133
(1)The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are presented on a gross basis (i.e., not reflecting any corresponding reinsurance recoverable amounts that would be due to us). It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty.
(2)The estimated expected contractual commitments related to deposit accounting liabilities have been estimated using projected cash flows from the underlying contracts. It should be noted that, due to the nature of such liabilities, the timing and amount contain significant uncertainty.
(3)Certain insurance policies written by our insurance operations feature large deductibles, primarily in construction and national accounts lines. Under such contracts, we are obligated to pay the claimant for the full amount of the claim and are subsequently reimbursed by the policyholder for the deductible amount. In the event we are unable to collect from the policyholder, we would be liable for such defaulted amounts.
(4)Unfunded investment commitments are callable by our investment managers. We have assumed that such investments will be funded in the next year but the funding may occur over a longer period of time, due to market conditions and other factors.
(5)As part of our securities lending program, we loan securities to third parties and receive collateral in the form of cash or securities. Such collateral is due back to the third parties at the close of the securities lending transactions, a majority of which is overnight and continuous by nature.

Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.
On December 17, 2019 Arch Capital and certain of its subsidiaries entered into an $750.0 million five-year credit facility (the “Credit Facility”) with a syndication of lenders. The Credit Facility consists of a $250.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.3 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of Arch Capital. Arch Capital and its lenders may agree on a LIBOR successor rate at the appropriate time to address the replacement of LIBOR. Secured letters of credit are available for issuance on behalf of Arch Capital insurance and reinsurance subsidiaries. The Credit Facility is structured such that each party that requests a letter of credit or borrowing does so only for itself and for only its own obligations.
The Credit Facility contains certain restrictive covenants customary for facilities of this type, including restrictions on

ARCH CAPITAL	77	2020 FORM 10-K

indebtedness, consolidated tangible net worth, minimum shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2020.
See note 19, “Debt and Financing Arrangements,” to our consolidated financial statements in Item 8 for additional disclosures concerning our senior notes and revolving credit agreement borrowings.
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
The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site (www.archcapgroup.com, under Credit Ratings) contains information about our ratings, but such information on our website is not incorporated by reference into this report.
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

ARCH CAPITAL	78	2020 FORM 10-K

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
Based on in-force exposure estimated as of January 1, 2021, our modeled peak zone catastrophe exposure is a windstorm affecting the Florida Tri-County, with a net probable maximum pre-tax loss of $860 million, followed by windstorms affecting Northeastern U.S. and the Gulf of Mexico with net probable maximum pre-tax losses of $775 million and $689 million, respectively. Our exposures to other perils, such as U.S. earthquake and international events, were less than the exposures arising from U.S. windstorms and hurricanes in both periods. As of January 1, 2021, our modeled peak zone earthquake exposure (San Francisco area earthquake) represented approximately 65% of our peak zone catastrophe exposure, and our modeled peak zone international exposure (U.K. windstorm) was substantially less than both our peak zone windstorm and earthquake exposures.
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
Currently, we seek to limit our modeled RDS loss from a severe economic event to approximately 25% of total tangible shareholders’ equity available to Arch. We reserve the right to change this threshold at any time. Based on in-force exposure estimated as of January 1, 2021, our modeled RDS loss was 6% of tangible shareholders’ equity available to Arch.
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

ARCH CAPITAL	79	2020 FORM 10-K

Factors—Risks Relating to Our Industry, Business and Operations” Depending on business opportunities and the mix of business that may comprise our insurance, reinsurance and mortgage portfolios, we may seek to adjust our self-imposed limitations on probable maximum pre-tax loss for catastrophe exposed business and mortgage default exposed business. See “—Critical Accounting Policies, Estimates and Recent Accounting Pronouncements—Ceded Reinsurance” for a discussion of our catastrophe reinsurance programs.
OFF-BALANCE SHEET ARRANGEMENTS

We have entered into various aggregate excess of loss reinsurance agreements with various special purpose reinsurance companies domiciled in Bermuda. These are special purpose variable interest entities that are not consolidated in our financial results because we do not have the unilateral power to direct those activities that are significant to its economic performance. As of December 31, 2020, our estimated off-balance sheet maximum exposure to loss from such entities was $56.3 million. See note 12, “Variable Interest Entity and Noncontrolling Interests,” to our consolidated financial statements in Item 8 for additional information.
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
In accordance with the SEC’s Financial Reporting Release No. 48, we performed a sensitivity analysis to determine the effects that market risk exposures could have on the future earnings, fair values or cash flows of our financial instruments as of December 31, 2020. Market risk represents the risk of changes in the fair value of a financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2020 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by us on December 31, 2020 and are sensitive to changes in interest rates and equity security prices. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our investment portfolio at December 31, 2020 and 2019:

(U.S. dollars in billions)	Interest Rate Shift in Basis Points
	-100	-50	-	+50	+100
Dec. 31, 2020
Total fair value	$25.82	$25.44	$25.07	$24.69	$24.31
Change from base	3.0%	1.5%		(1.5)%	(3.0)%
Change in unrealized value	$0.75	$0.38		$(0.38)	$(0.75)
Dec. 31, 2019
Total fair value	$21.54	$21.19	$20.83	$20.48	$20.13
Change from base	3.4%	1.7%		(1.7)%	(3.4)%
Change in unrealized value	$0.71	$0.35		$(0.35)	$(0.71)

ARCH CAPITAL	80	2020 FORM 10-K

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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the portfolio at December 31, 2020 and 2019:

(U.S. dollars in billions)	Credit Spread Shift in Percentage
	-100	-50	-	+50	+100
Dec. 31, 2020
Total fair value	$25.54	$25.32	$25.07	$24.82	$24.59
Change from base	1.9%	1.0%		(1.0)%	(1.9)%
Change in unrealized value	$0.48	$0.25		$(0.25)	$(0.48)
Dec. 31, 2019
Total fair value	$21.19	$21.02	$20.83	$20.65	$20.48
Change from base	1.7%	0.9%		(0.9)%	(1.7)%
Change in unrealized value	$0.35	$0.19		$(0.19)	$(0.35)
Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR measures the worst expected loss under normal market conditions over a specific time interval at a given confidence level. The 1-year 95th percentile parametric VaR reported herein estimates that 95% of the time, the portfolio loss in a one-year horizon would be less than or equal to the calculated number, stated as a percentage of the measured portfolio’s initial value. The VaR is a variance-covariance based estimate, based on linear sensitivities of a portfolio to a broad set of systematic market risk factors and idiosyncratic risk factors mapped to the portfolio exposures. The relationships between the risk factors are estimated using historical data, and the most recent data points are generally given more weight. As of December 31, 2020, our portfolio’s VaR was estimated to be 4.30%, compared to an estimated 3.19% at December 31, 2019.
Equity Securities. At December 31, 2020 and 2019, the fair value of our investments in equity securities (excluding securities included in Fixed Income Securities above) totaled $1.1 billion and $820.6 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. An immediate hypothetical 10% decline in the value of each position would reduce the fair value of such investments by approximately $109.5 million and $82.1 million at December 31, 2020 and
2019, respectively, and would have decreased book value per share by approximately $0.27 and $0.20, respectively. An immediate hypothetical 10% increase in the value of each position would increase the fair value of such investments by approximately $109.5 million and $82.1 million at December 31, 2020 and 2019, respectively, and would have increased book value per share by approximately $0.27 and $0.20, respectively.
Investment-Related Derivatives. At December 31, 2020, the notional value of all derivative instruments (excluding to-be-announced mortgage backed securities which are included in the fixed income securities analysis above and foreign currency forward contracts which are included in the foreign currency exchange risk analysis below) was $8.6 billion, compared to $8.0 billion at December 31, 2019. If the underlying exposure of each investment-related derivative held at December 31, 2020 depreciated by 100 basis points, it would have resulted in a reduction in net income of approximately $85.7 million, and a decrease in book value per share of $0.21, compared to $80.4 million and $0.20, respectively, on investment-related derivatives held at December 31, 2019. If the underlying exposure of each investment-related derivative held at December 31, 2020 appreciated by 100 basis points, it would have resulted in an increase in net income of approximately $85.7 million, and an increase in book value per share of $0.21, compared to $80.4 million and $0.20, respectively, on investment-related derivatives held at December 31, 2019. See note 11, “Derivative Instruments,” to our consolidated financial statements in Item 8 for additional disclosures concerning derivatives.
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

ARCH CAPITAL	81	2020 FORM 10-K

The following table provides a summary of our net foreign currency exchange exposures, as well as foreign currency derivatives in place to manage these exposures:

(U.S. dollars in thousands, except per share data)	December 31, 2020	December 31, 2019
Net assets (liabilities), denominated in foreign currencies, excluding shareholders’ equity and derivatives	$(309,968)	$265,501
Shareholders’ equity denominated in foreign currencies (1)	695,355	744,690
Net foreign currency forward contracts outstanding (2)	1,108,161	81,731
Net exposures denominated in foreign currencies	$1,493,548	$1,091,922

Pre-tax impact of a hypothetical 10% appreciation of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$(149,355)	$(109,192)
Book value per share	$(0.37)	$(0.27)

Pre-tax impact of a hypothetical 10% decline of the U.S. Dollar against foreign currencies:
Shareholders’ equity	$149,355	$109,192
Book value per share	$0.37	$0.27
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

ARCH CAPITAL	82	2020 FORM 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCH CAPITAL	83	2020 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Capital Group Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arch Capital Group Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

ARCH CAPITAL	84	2020 FORM 10-K

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
Valuation of Reserve for Losses and Loss Adjustment Expenses
As described in Notes 3, 5 and 6 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. As of December 31, 2020, the Company’s total reserve for losses and loss adjustment expenses was $16.5 billion. For the insurance and reinsurance segments, management estimates ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. Management makes a number of key assumptions in their reserving process, including estimating loss development patterns and expected loss ratios. For the mortgage segment, the lead actuarial methodology used by management is a frequency-severity method based on the inventory of pending delinquencies. The assumptions of frequency and severity reflect judgments based on historical data and experience.
The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures related to the valuation of the reserve for losses and loss adjustment expenses, (ii) the significant auditor effort and judgment in evaluating audit evidence related to the aforementioned key actuarial methods and key assumptions, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the reserve for losses and loss adjustment expenses, including controls over the selection of key actuarial methods and development of key assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures, including (i) developing an independent estimate, on a test basis, of the reserve for losses and loss adjustment expenses, and comparing the independent estimate to management’s actuarially determined reserve for losses and loss adjustment expenses to evaluate the reasonableness of the reserve for losses and loss adjustment expenses and (ii) evaluating the appropriateness of the actuarial methods and reasonableness of the assumptions, related to loss development patterns, expected loss ratios, frequency, and severity used by management to determine the Company’s reserve for losses and loss adjustment expenses. Developing the independent estimate and evaluating the appropriateness of the key methods and reasonableness of the key assumptions related to loss development patterns, expected loss ratios, frequency and severity, as applicable, involved testing the completeness and accuracy of historical data provided by management.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2021

We have served as the Company’s or its predecessor’s auditor since 1995.

ARCH CAPITAL	85	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands, except share data)
	December 31,
	2020	2019
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $18,143,305 and $16,598,808; net of allowance for credit losses: $2,397 at December 31, 2020)	$18,717,825	$16,894,526
Short-term investments available for sale, at fair value (amortized cost: $1,924,292 and $957,283; net of allowance for credit losses: $0 at December 31, 2020)	1,924,922	956,546
Collateral received under securities lending, at fair value (amortized cost: $301,089 and $388,366)	301,096	388,376
Equity securities, at fair value	1,444,830	838,925
Other investments (portion measured at fair value: $3,824,796 and $3,663,477)	4,324,796	3,663,477
Investments accounted for using the equity method	2,047,889	1,660,396
Total investments	28,761,358	24,402,246

Cash	906,448	726,230
Accrued investment income	103,299	117,937
Securities pledged under securities lending, at fair value (amortized cost: $294,493 and $378,738)	294,912	379,868
Premiums receivable (net of allowance for credit losses: $37,781 and $21,003)	2,064,586	1,778,717
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (net of allowance for credit losses: $11,636 and $1,364)	4,500,802	4,346,816
Contractholder receivables (net of allowance for credit losses: $8,638 and $0)	1,986,924	2,119,460
Ceded unearned premiums	1,234,075	1,234,683
Deferred acquisition costs	790,708	633,400
Receivable for securities sold	92,743	24,133
Goodwill and intangible assets	692,863	738,083
Other assets	1,853,579	1,383,788
Total assets	$43,282,297	$37,885,361

Liabilities
Reserve for losses and loss adjustment expenses	$16,513,929	$13,891,842
Unearned premiums	4,838,965	4,339,549
Reinsurance balances payable	683,263	667,072
Contractholder payables	1,995,562	2,119,460
Collateral held for insured obligations	215,581	206,698
Senior notes	2,861,113	1,871,626
Revolving credit agreement borrowings	155,687	484,287
Securities lending payable	301,089	388,366
Payable for securities purchased	218,779	87,579
Other liabilities	1,510,888	1,513,330
Total liabilities	29,294,856	25,569,809

Commitments and Contingencies
Redeemable noncontrolling interests	58,548	55,404

Shareholders’ Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 579,000,841 and 574,617,195)	643	638
Additional paid-in capital	1,977,794	1,889,683
Retained earnings	12,362,463	11,021,006
Accumulated other comprehensive income (loss), net of deferred income tax	488,895	212,091
Common shares held in treasury, at cost (shares: 172,280,199 and 168,997,994)	(2,503,909)	(2,406,047)
Total shareholders' equity available to Arch	13,105,886	11,497,371
Non-redeemable noncontrolling interests	823,007	762,777
Total shareholders' equity	13,928,893	12,260,148
Total liabilities, noncontrolling interests and shareholders' equity	$43,282,297	$37,885,361
See Notes to Consolidated Financial Statements

ARCH CAPITAL	86	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in thousands, except share data)
	Year Ended December 31,
	2020	2019	2018
Revenues
Net premiums earned	$6,991,935	$5,786,498	$5,231,975
Net investment income	519,608	627,738	563,633
Net realized gains (losses)	823,460	363,198	(408,173)
Other underwriting income	26,784	24,861	15,073
Equity in net income of investments accounted for using the equity method	146,693	123,672	45,641
Other income (loss)	16,795	2,233	2,419
Total revenues	8,525,275	6,928,200	5,450,568

Expenses
Losses and loss adjustment expenses	4,689,599	3,133,452	2,890,106
Acquisition expenses	1,004,842	840,945	805,135
Other operating expenses	875,176	800,997	677,809
Corporate expenses	81,988	80,111	78,994
Amortization of intangible assets	69,031	82,104	105,670
Interest expense	143,456	120,872	120,484
Net foreign exchange losses (gains)	83,634	20,609	(69,402)
Total expenses	6,947,726	5,079,090	4,608,796

Income before income taxes	1,577,549	1,849,110	841,772

Income taxes:
Current tax expense (benefit)	197,662	144,361	85,863
Deferred tax expense (benefit)	(85,824)	11,449	28,088
Income tax expense	111,838	155,810	113,951

Net income	$1,465,711	$1,693,300	$727,821
Net (income) loss attributable to noncontrolling interests	(60,190)	(56,981)	30,150
Net income available to Arch	1,405,521	1,636,319	757,971
Preferred dividends	(41,612)	(41,612)	(41,645)
Loss on redemption of preferred shares	—	—	(2,710)
Net income available to Arch common shareholders	$1,363,909	$1,594,707	$713,616

Net income per common share and common share equivalent
Basic	$3.38	$3.97	$1.76
Diluted	$3.32	$3.87	$1.73

Weighted average common shares and common share equivalents outstanding
Basic	403,062,179	401,802,815	404,347,621
Diluted	410,259,455	411,609,478	412,906,478
See Notes to Consolidated Financial Statements

ARCH CAPITAL	87	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)
	Year Ended December 31,
	2020	2019	2018
Comprehensive Income
Net income	$1,465,711	$1,693,300	$727,821
Other comprehensive income (loss), net of deferred income tax
Unrealized appreciation (decline) in value of available-for-sale investments:
Unrealized holding gains (losses) arising during year	678,717	500,771	(270,057)
Reclassification of net realized (gains) losses, included in net income	(426,187)	(118,941)	144,573
Foreign currency translation adjustments	33,336	18,110	(24,830)
Comprehensive income	1,751,577	2,093,240	577,507
Net (income) loss attributable to noncontrolling interests	(60,190)	(56,981)	30,150
Other comprehensive (income) loss attributable to noncontrolling interests	(9,062)	(9,130)	3,346
Comprehensive income available to Arch	$1,682,325	$2,027,129	$611,003

See Notes to Consolidated Financial Statements

ARCH CAPITAL	88	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
	Year Ended December 31,
	2020	2019	2018
Non-cumulative preferred shares
Balance at beginning of year	$780,000	$780,000	$872,555
Preferred shares issued	—	—	—
Preferred shares redeemed	—	—	(92,555)
Balance at end of year	780,000	780,000	780,000

Convertible non-voting common equivalent preferred shares
Balance at beginning of year	—	—	489,627
Preferred shares converted to common shares	—	—	(489,627)
Balance at end of year	—	—	—

Common shares
Balance at beginning of year	638	634	611
Common shares issued, net	5	4	23
Balance at end of year	643	638	634

Additional paid-in capital
Balance at beginning of year	1,889,683	1,793,781	1,230,617
Preferred shares converted to common shares	—	—	489,608
Amortization of share-based compensation	70,535	64,152	55,920
Other changes	17,576	31,750	17,636
Balance at end of year	1,977,794	1,889,683	1,793,781

Retained earnings
Balance at beginning of year	11,021,006	9,426,299	8,562,889
Cumulative effect of an accounting change	(22,452)	—	149,794
Balance at beginning of year, as adjusted	10,998,554	9,426,299	8,712,683
Net income	1,465,711	1,693,300	727,821
Net (income) loss attributable to noncontrolling interests	(60,190)	(56,981)	30,150
Preferred share dividends	(41,612)	(41,612)	(41,645)
Loss on redemption of preferred shares	—	—	(2,710)
Balance at end of year	12,362,463	11,021,006	9,426,299

Accumulated other comprehensive income (loss)
Balance at beginning of year	212,091	(178,720)	118,044
Unrealized appreciation (decline) in value of available-for-sale investments, net of deferred income tax:
Balance at beginning of year	258,486	(114,178)	157,400
Cumulative effect of an accounting change	—	—	(149,794)
Balance at beginning of year, as adjusted	258,486	(114,178)	7,606
Unrealized holding gains (losses) during period, net of reclassification adjustment	252,530	381,830	(125,484)
Unrealized holding gains (losses) during period attributable to noncontrolling interests	(9,721)	(9,166)	3,700
Balance at end of year	501,295	258,486	(114,178)
Foreign currency translation adjustments, net of deferred income tax:
Balance at beginning of year	(46,395)	(64,542)	(39,356)
Foreign currency translation adjustments	33,336	18,110	(24,830)
Foreign currency translation adjustments attributable to noncontrolling interests	659	37	(356)
Balance at end of year	(12,400)	(46,395)	(64,542)
Balance at end of year	488,895	212,091	(178,720)

Common shares held in treasury, at cost
Balance at beginning of year	(2,406,047)	(2,382,167)	(2,077,741)
Shares repurchased for treasury	(97,862)	(23,880)	(304,426)
Balance at end of year	(2,503,909)	(2,406,047)	(2,382,167)

Total shareholders’ equity available to Arch	13,105,886	11,497,371	9,439,827
Non-redeemable noncontrolling interests	823,007	762,777	791,560
Total shareholders’ equity	$13,928,893	$12,260,148	$10,231,387

See Notes to Consolidated Financial Statements

ARCH CAPITAL	89	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$1,465,711	$1,693,300	$727,821
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(844,625)	(377,967)	390,379
Equity in net income or loss of investments accounted for using the equity method and other income or loss	(47,951)	(14,013)	36,694
Amortization of intangible assets	69,031	82,104	105,670
Share-based compensation	71,262	66,417	55,776
Changes in:
Reserve for losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable	2,113,827	489,981	243,734
Unearned premiums, net of ceded unearned premiums	445,781	252,569	114,772
Premiums receivable	(318,643)	(237,752)	(211,296)
Deferred acquisition costs	(143,948)	(47,260)	(37,847)
Reinsurance balances payable	65,950	182,132	73,438
Other items, net	10,110	(41,052)	60,181
Net cash provided by operating activities	2,886,505	2,048,459	1,559,322

Investing Activities
Purchases of fixed maturity investments	(39,765,277)	(30,053,777)	(33,327,660)
Purchases of equity securities	(1,595,010)	(811,967)	(1,001,149)
Purchases of other investments	(1,808,727)	(1,470,545)	(2,014,622)
Proceeds from sales of fixed maturity investments	37,949,346	28,595,865	31,513,271
Proceeds from sales of equity securities	1,147,264	429,818	1,118,445
Proceeds from sales, redemptions and maturities of other investments	1,029,578	1,209,559	1,561,958
Proceeds from redemptions and maturities of fixed maturity investments	871,134	643,265	892,755
Net settlements of derivative instruments	179,006	59,982	44,699
Net (purchases) sales of short-term investments	(1,029,681)	39,833	485,473
Change in cash collateral related to securities lending	81,210	(62,193)	180,883
Purchases of fixed assets	(39,872)	(37,837)	(29,809)
Other	(62,197)	(348,486)	21,736
Net cash provided by (used for) investing activities	(3,043,226)	(1,806,483)	(554,020)

Financing Activities
Redemption of preferred shares	—	—	(92,555)
Purchases of common shares under share repurchase program	(83,472)	(2,871)	(282,762)
Proceeds from common shares issued, net	1,876	6,203	(7,608)
Proceeds from borrowings	1,018,793	200,083	218,259
Repayments of borrowings	(359,000)	(49,182)	(576,401)
Change in cash collateral related to securities lending	(81,210)	62,193	(180,883)
Change in third party investment in non-redeemable noncontrolling interests	(2,867)	(75,056)	—
Change in third party investment in redeemable noncontrolling interests	—	(161,882)	—
Dividends paid to redeemable noncontrolling interests	(4,945)	(12,515)	(17,989)
Other	73,715	(6,023)	(7,226)
Preferred dividends paid	(41,612)	(41,612)	(41,645)
Net cash provided by (used for) financing activities	521,278	(80,662)	(988,810)

Effects of exchange rate changes on foreign currency cash and restricted cash	22,289	17,741	(19,133)

Increase (decrease) in cash and restricted cash	386,846	179,055	(2,641)
Cash and restricted cash, beginning of year	903,698	724,643	727,284
Cash and restricted cash, end of year	$1,290,544	$903,698	$724,643

Income taxes paid (received)	$202,940	$109,463	$(980)
Interest paid	$133,491	$126,945	$119,775

See Notes to Consolidated Financial Statements

ARCH CAPITAL	90	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Arch Capital Group Ltd. (“Arch Capital”) is a publicly listed Bermuda exempted company which provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries.
As used herein, the “Company” means Arch Capital and its subsidiaries. Similarly, “Common Shares” means the common shares of Arch Capital. The Company’s consolidated financial statements include the results of Watford Holdings Ltd., and its wholly owned subsidiaries (“Watford”). See note 12, “Variable Interest Entity and Noncontrolling Interests”.
2.    Business Acquired

Barbican Group Holdings Limited
On November 29, 2019, the Company closed the acquisition of Barbican Group Holdings Limited and its subsidiaries (collectively, “Barbican”).
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
3.    Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Arch Capital and its subsidiaries, including Arch Reinsurance Ltd. (“Arch Re Bermuda”), Arch Reinsurance Company (“Arch Re U.S.”), Arch Capital Group (U.S.) Inc.(“Arch-U.S.”), Arch Insurance Company, Arch Specialty Insurance Company, Arch Property & Casualty Insurance Company (“Arch P&C”), Arch Indemnity Insurance Company, Arch Insurance Canada Ltd. (“Arch Insurance Canada”), Arch Reinsurance Europe Designated Activity Company (“Arch Re Europe”), Arch Mortgage Insurance
Company (“AMIC”), Arch Mortgage Guaranty Company, United Guaranty Residential Insurance Company (“UGRIC”), Arch Insurance (EU) Designated Activity Company (“Arch Insurance (EU)”), Arch Insurance (UK) Limited (“Arch Insurance (U.K.)”), Lloyd’s of London syndicate: Arch Syndicate 2012 (“Arch Syndicate 2012”) and Arch Syndicate 1955 (“Arch Syndicate 1955”) and Watford. All significant intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. The Company’s principal estimates include:
•The reserve for losses and loss adjustment expenses;
•Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses, including the provision for uncollectible amounts;
•Estimates of written and earned premiums;
•The valuation of the investment portfolio and assessment of allowance for credit losses;
•The valuation of purchased intangible assets;
•The assessment of goodwill and intangible assets for impairment; and
•The valuation of deferred tax assets.
The Company has reclassified the presentation of certain prior year information to conform to the current presentation. Such reclassifications had no effect on the Company’s net income, shareholders’ equity or cash flows.
(b) Premium Revenues and Related Expenses
Insurance. Insurance premiums written are generally recorded at the policy inception and are primarily earned on a pro rata basis over the terms of the policies for all products, usually 12 months. Premiums written include estimates that are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. Unearned premium reserves represent the portion of premiums written that relates to the unexpired terms of in-force insurance policies.
Reinsurance. Reinsurance premiums written include amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company’s experience with the ceding companies, familiarity with each market, the

ARCH CAPITAL	91	2020 FORM 10-K

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

ARCH CAPITAL	92	2020 FORM 10-K

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
Premiums receivable include amounts receivable from agents, brokers and insured that are both currently due and amounts not yet due on insurance, reinsurance and mortgage insurance policies. Premiums receivable balances are reported net of an allowance for expected credit losses. The Company monitors credit risk associated with premiums receivable through its ongoing review of amounts outstanding, aging of the receivable, historical loss data, and counterparty financial strength measures. The allowance also includes estimated uncollectible amounts related to dispute risk. In certain instances, credit risk may be reduced by the Company’s right to offset loss obligations or unearned premiums against premiums receivable. Any allowance for credit losses is charged to net realized gains (losses) in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses. See note 7, “Allowance for Expected Credit Losses” for additional information.
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
No premium deficiency charges were recorded by the Company during 2020, 2019 or 2018.
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

ARCH CAPITAL	93	2020 FORM 10-K

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
(e) Reinsurance Ceded
In the normal course of business, the Company purchases reinsurance to increase capacity and to limit the impact of individual losses and events on its underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses pro rata, excess of loss and facultative reinsurance contracts. Reinsurance ceding commissions that represent a recovery of acquisition costs are recognized as a reduction to acquisition costs while the remaining portion is deferred. The accompanying consolidated statement of income reflects premiums and losses and loss adjustment expenses and acquisition costs, net of reinsurance ceded. See note 8, “Reinsurance” for information on the Company's reinsurance usage. Reinsurance premiums ceded and unpaid losses and loss adjustment expenses recoverable are estimated in a manner consistent with that of the original policies issued and the terms of the reinsurance contracts. If the reinsurers are unable to satisfy their obligations under the agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. In certain instances, the Company obtains collateral, including letters of credit and trust accounts to further reduce the credit exposure on its reinsurance recoverables. The Company reports its reinsurance recoverables net of an allowance for expected credit loss. The allowance is based upon the Company’s ongoing review of amounts outstanding, the financial condition of its reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. Any allowance for credit losses is charged to net realized gains (losses) in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses. See note 7, “Allowance for Expected Credit Losses” for additional information.
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

ARCH CAPITAL	94	2020 FORM 10-K

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
The Company invests in reverse repurchase agreements that are generally treated as collateralized receivables. Receivables for reverse repurchase agreements are reflected in “Other investments” in the Company's consolidated balance sheet and may be short or long-term investments depending on their terms. These agreements are recorded at their contracted resale amount plus accrued interest, other than those that are accounted for at fair value. In reverse repurchase transactions, the Company obtains an interest in the purchased assets that are received as collateral.
The Company invests in limited partner interests and shares of limited liability companies. Such amounts are included in investments accounted for using the equity method and other investments. These investments can often have characteristics of a variable interest entity (“VIE”). A VIE refers to entities that have characteristics such as (i) insufficient equity at risk to allow the entity to finance its activities without additional financial support or (ii) instances where the equity investors, as a group, do not have the characteristic of a controlling financial interest. If the Company is determined to be the primary beneficiary, it is required to consolidate the VIE. The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. At inception of the VIE as well as on an ongoing basis, the Company determines whether it is the primary beneficiary based on an analysis of the Company’s level of involvement in the VIE, the contractual terms, and the overall structure of the VIE. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet and any unfunded commitment.
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

ARCH CAPITAL	95	2020 FORM 10-K

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
Prior to January 1, 2020, the Company performed quarterly reviews of its investments to determine whether declines in fair value below the cost basis were considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of OTTI. The process of determining whether a security was other-than-temporarily impaired required judgment and involved analyzing many factors. These factors included (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline and (iv) the analysis of specific credit events. When there were credit-related losses associated with debt securities for which the Company did not have an intent to sell and it was more likely than not that it would not be required to sell the security before recovery of its cost basis, the amount of the OTTI related to a credit loss was recognized in earnings and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) was recorded as a component of other comprehensive income (loss). The amount of the credit loss of an impaired debt security was the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss existed but it was more likely than not that the Company would have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost was recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounted for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected would be accreted or amortized into net investment income. See note 9, “Investment Information” for additional information.
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
(i) Derivative Instruments
The Company recognizes all derivative instruments, including embedded derivative instruments, at fair value in its consolidated balance sheets. The Company employs the use of derivative instruments within its operations to mitigate risks arising from assets and liabilities held in foreign currencies as well as part of its overall investment strategy. For such instruments, changes in assets and liabilities measured at fair value are recorded as “Net realized gains” in the consolidated statements of income. In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “Other underwriting income” in the consolidated statements of income as the underlying contract originates from the Company’s underwriting operations. For the periods ended 2020, 2019, and 2018, the Company did not designate any derivative instruments as hedges under the relevant accounting guidance. See note 11, “Derivative Instruments” for additional information.

ARCH CAPITAL	96	2020 FORM 10-K

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
Mortgage. The reserves for mortgage guaranty insurance losses and loss adjustment expenses are the estimated claim settlement costs on notices of delinquency that have been received by the Company, as well as loan delinquencies that have been incurred but have not been reported by the lenders. Consistent with primary mortgage insurance industry accounting practice, the Company does not establish loss reserves for future claims on insured loans that are not currently delinquent (defined as two or more payments in arrears). The Company establishes loss reserves on a case-by-case basis when insured loans are reported delinquent using estimated claim rates and average claim sizes for each cohort, net of any salvage recoverable. The Company also reserves for delinquencies that have occurred but have not yet been reported to the Company prior to the close of an accounting period. To determine this reserve, the Company estimates the number of delinquencies not yet reported using historical information regarding late reported delinquencies and applies estimated claim rates and claim sizes for the estimated delinquencies not yet reported.
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
Contractholder receivables are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, amounts and form of collateral obtained, and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit losses. Any allowance for credit losses is charged to net realized gains (losses) in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses. See note 7, “Allowance for Expected Credit Losses” for additional information.
(l) Foreign Exchange
Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and

ARCH CAPITAL	97	2020 FORM 10-K

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
(m) Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See note 15, “Income Taxes” for additional information.
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
(n) Share-Based Payment Arrangements
The Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s (i) time-based awards generally vest over a three year period with one-third vesting on the first, second and third anniversaries of the grant date and (ii) performance-based awards cliff vest after each three year performance period based on achievement of the specified performance criteria. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions only is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome. During the recognition period compensation expense is accrued based on the performance condition that is probable of achievement. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, attribution of compensation cost is over the period from the grant date to the retirement eligibility date. These charges had no impact on the Company’s cash flows or total shareholders’ equity. See note 22, “Share-Based Compensation” for information relating to the Company’s share-based payment awards.
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

ARCH CAPITAL	98	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment tests may be performed more frequently if the facts and circumstances indicate a possible impairment. In performing impairment tests, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, more than a 50% probability) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining whether it is necessary to perform goodwill impairment test described in the accounting guidance.
Indefinite-lived intangible assets, such as insurance licenses are evaluated for impairment similar to goodwill. Finite-lived intangible assets and liabilities include the value of acquired insurance and reinsurance contracts, which are estimated based on the present value of future expected cash flows and amortized in proportion to the estimated profits expected to be realized. Other finite-lived intangible assets, including customer lists, trade name and IT platforms, are amortized over their useful lives. Finite-lived intangible assets and liabilities are periodically reviewed for indicators of impairment. An impairment is recognized when the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.
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
The Company adopted ASU 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” This ASU aligns the SEC release issued in March 2020 amending Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The amendment is effective on January 4, 2021 with early adoption permitted. The Company elected to apply the amended requirements for the quarter ended March 31, 2020, and is no longer providing condensed consolidating financial information that resulted from the registered debt obligations of its subsidiaries, Arch Capital Group (U.S.) Inc. and Arch Capital Finance LLC., that were disclosed in Note 26 of the financial statements in the Company’s 2019 Form 10-K.
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

ARCH CAPITAL	99	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted
ASU 2019-12, “Simplifying the Accounting for Income Taxes,” was issued in December 2019. This ASU eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. The ASU also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and does not expect this guidance to have a material effect on the Company’s consolidated financial statements.
ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” was issued in March 2020. This ASU provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. This standard may be elected over time through December 31, 2022 as reference rate reform activities occur. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and does not expect this guidance to have a material effect on the Company’s consolidated financial statements.
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
The Company’s insurance, reinsurance and mortgage segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision makers, the Chief Executive Officer of Arch Capital, Chief Financial Officer and Treasurer of Arch Capital and the
President and Chief Underwriting Officer of Arch Capital. The chief operating decision makers do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for its three underwriting segments based on underwriting income or loss. The Company does not manage its assets by underwriting segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each underwriting segment.
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

ARCH CAPITAL	100	2020 FORM 10-K

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
The mortgage segment includes the Company’s U.S. and international mortgage insurance and reinsurance operations as well as government sponsored enterprise (“GSE”) credit-risk sharing transactions. AMIC and UGRIC (components of “Arch MI U.S.”) are approved as eligible mortgage insurers by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a government sponsored enterprise, or “GSE.”. Arch MI U.S. also includes Arch Mortgage Guaranty Company, which is not a GSE-approved entity.
The corporate (non-underwriting) segment results include net investment income, other income (loss), other expenses incurred by the Company, interest expense, net realized gains or losses, net impairment losses included in earnings, equity in net income or loss of investments accounted for using the equity method, net foreign exchange gains or losses, transaction costs and other, income taxes and items related to the Company’s non-cumulative preferred shares. Such amounts exclude the results of the ‘other’ segment. The ‘other’ segment includes the results of Watford (see note 12, “Variable Interest Entity and Noncontrolling Interests”). Watford has its own management and board of directors that is responsible for the overall profitability of the ‘other’ segment. For the ‘other’ segment, performance is measured based on net income or loss.

ARCH CAPITAL	101	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s underwriting income or loss by segment, together with a reconciliation of underwriting income or loss to net income available to Arch common shareholders, summary information regarding net premiums written and earned by major line of business and net premiums written by location:

	Year Ended December 31, 2020
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$4,688,562	$3,472,086	$1,473,999	$9,632,691	$728,546	$10,088,068
Premiums ceded	(1,525,655)	(1,014,716)	(194,149)	(2,732,564)	(190,957)	(2,650,352)
Net premiums written	3,162,907	2,457,370	1,279,850	6,900,127	537,589	7,437,716
Change in unearned premiums	(291,487)	(295,141)	118,085	(468,543)	22,762	(445,781)
Net premiums earned	2,871,420	2,162,229	1,397,935	6,431,584	560,351	6,991,935
Other underwriting income (loss)	(31)	4,454	20,316	24,739	2,045	26,784
Losses and loss adjustment expenses	(2,092,453)	(1,628,320)	(528,344)	(4,249,117)	(440,482)	(4,689,599)
Acquisition expenses	(418,483)	(354,048)	(134,240)	(906,771)	(98,071)	(1,004,842)
Other operating expenses	(489,153)	(168,011)	(162,202)	(819,366)	(55,810)	(875,176)
Underwriting income (loss)	$(128,700)	$16,304	$593,465	481,069	(31,967)	449,102

Net investment income				401,908	117,700	519,608
Net realized gains (losses)				813,781	9,679	823,460
Equity in net income (loss) of investments accounted for using the equity method				146,693	—	146,693
Other income (loss)				16,795	—	16,795
Corporate expenses				(68,492)	—	(68,492)
Transaction costs and other				(9,456)	(4,040)	(13,496)
Amortization of intangible assets				(69,031)	—	(69,031)
Interest expense				(120,214)	(23,242)	(143,456)
Net foreign exchange gains (losses)				(80,161)	(3,473)	(83,634)
Income (loss) before income taxes				1,512,892	64,657	1,577,549
Income tax expense				(111,812)	(26)	(111,838)
Net income (loss)				1,401,080	64,631	1,465,711
Amounts attributable to redeemable noncontrolling interests				(2,997)	(4,117)	(7,114)
Amounts attributable to nonredeemable noncontrolling interests				—	(53,076)	(53,076)
Net income (loss) available to Arch				1,398,083	7,438	1,405,521
Preferred dividends				(41,612)	—	(41,612)
Net income (loss) available to Arch common shareholders				$1,356,471	$7,438	$1,363,909

Underwriting Ratios
Loss ratio	72.9%	75.3%	37.8%	66.1%	78.6%	67.1%
Acquisition expense ratio	14.6%	16.4%	9.6%	14.1%	17.5%	14.4%
Other operating expense ratio	17.0%	7.8%	11.6%	12.7%	10.0%	12.5%
Combined ratio	104.5%	99.5%	59.0%	92.9%	106.1%	94.0%

Goodwill and intangible assets	$280,978	$18,963	$385,272	$685,213	$7,650	$692,863

Total investable assets				$26,856,295	$2,657,612	$29,513,907
Total assets				39,791,983	3,490,314	43,282,297
Total liabilities				26,789,149	2,505,707	29,294,856
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	102	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,907,993	$2,323,223	$1,466,265	$7,695,645	$754,881	$8,138,960
Premiums ceded	(1,266,267)	(720,500)	(204,509)	(2,189,440)	(222,019)	(2,099,893)
Net premiums written	2,641,726	1,602,723	1,261,756	5,506,205	532,862	6,039,067
Change in unearned premiums	(244,646)	(136,334)	104,584	(276,396)	23,827	(252,569)
Net premiums earned	2,397,080	1,466,389	1,366,340	5,229,809	556,689	5,786,498
Other underwriting income	—	6,444	16,005	22,449	2,412	24,861
Losses and loss adjustment expenses	(1,615,475)	(1,011,329)	(53,513)	(2,680,317)	(453,135)	(3,133,452)
Acquisition expenses, net	(361,614)	(239,032)	(134,319)	(734,965)	(105,980)	(840,945)
Other operating expenses	(454,770)	(141,484)	(153,092)	(749,346)	(51,651)	(800,997)
Underwriting income (loss)	$(34,779)	$80,988	$1,041,421	1,087,630	(51,665)	1,035,965

Net investment income				491,067	136,671	627,738
Net realized gains (losses)				348,037	15,161	363,198
Equity in net income (loss) of investments accounted for using the equity method				123,672	—	123,672
Other income (loss)				2,233	—	2,233
Corporate expenses				(65,667)	—	(65,667)
Transaction costs and other				(14,444)	—	(14,444)
Amortization of intangible assets				(82,104)	—	(82,104)
Interest expense				(93,735)	(27,137)	(120,872)
Net foreign exchange gains (losses)				(9,252)	(11,357)	(20,609)
Income (loss) before income taxes				1,787,437	61,673	1,849,110
Income tax (expense) benefit				(155,790)	(20)	(155,810)
Net income (loss)				1,631,647	61,653	1,693,300
Amounts attributable to redeemable noncontrolling interests				—	(16,909)	(16,909)
Amounts attributable to nonredeemable noncontrolling interests				—	(40,072)	(40,072)
Net income (loss) available to Arch				1,631,647	4,672	1,636,319
Preferred dividends				(41,612)	—	(41,612)
Net income (loss) available to Arch common shareholders				$1,590,035	$4,672	$1,594,707

Underwriting Ratios
Loss ratio	67.4%	69.0%	3.9%	51.3%	81.4%	54.2%
Acquisition expense ratio	15.1%	16.3%	9.8%	14.1%	19.0%	14.5%
Other operating expense ratio	19.0%	9.6%	11.2%	14.3%	9.3%	13.8%
Combined ratio	101.5%	94.9%	24.9%	79.7%	109.7%	82.5%

Goodwill and intangible assets	$289,021	$2,516	$438,896	$730,433	$7,650	$738,083

Total investable assets				$22,285,676	$2,704,589	$24,990,265
Total assets				34,374,468	3,510,893	37,885,361
Total liabilities				22,977,636	2,592,173	25,569,809
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	103	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Insurance	Reinsurance	Mortgage	Sub-Total	Other	Total
Gross premiums written (1)	$3,262,332	$1,912,522	$1,360,708	$6,534,423	$735,015	$6,961,004
Premiums ceded	(1,050,207)	(539,950)	(202,833)	(1,791,851)	(130,840)	(1,614,257)
Net premiums written	2,212,125	1,372,572	1,157,875	4,742,572	604,175	5,346,747
Change in unearned premiums	(6,464)	(111,356)	28,361	(89,459)	(25,313)	(114,772)
Net premiums earned	2,205,661	1,261,216	1,186,236	4,653,113	578,862	5,231,975
Other underwriting income	—	(682)	13,033	12,351	2,722	15,073
Losses and loss adjustment expenses	(1,520,680)	(846,882)	(81,289)	(2,448,851)	(441,255)	(2,890,106)
Acquisition expenses, net	(349,702)	(211,280)	(118,595)	(679,577)	(125,558)	(805,135)
Other operating expenses	(364,138)	(133,350)	(142,432)	(639,920)	(37,889)	(677,809)
Underwriting income (loss)	$(28,859)	$69,022	$856,953	897,116	(23,118)	873,998

Net investment income				437,958	125,675	563,633
Net realized gains (losses)				(287,258)	(120,915)	(408,173)
Equity in net income (loss) of investments accounted for using the equity method				45,641	—	45,641
Other income (loss)				2,419	—	2,419
Corporate expenses				(58,608)	—	(58,608)
Transaction costs and other				(11,386)	(9,000)	(20,386)
Amortization of intangible assets				(105,670)	—	(105,670)
Interest expense				(101,019)	(19,465)	(120,484)
Net foreign exchange gains (losses)				58,711	10,691	69,402
Income (loss) before income taxes				877,904	(36,132)	841,772
Income tax benefit				(113,924)	(27)	(113,951)
Net income				763,980	(36,159)	727,821
Amounts attributable to redeemable noncontrolling interests				—	(18,357)	(18,357)
Amounts attributable to nonredeemable noncontrolling interests				—	48,507	48,507
Net income (loss) available to Arch				763,980	(6,009)	757,971
Preferred dividends				(41,645)	—	(41,645)
Loss on redemption of preferred shares				(2,710)	—	(2,710)
Net income (loss) available to Arch common shareholders				$719,625	$(6,009)	$713,616

Underwriting Ratios
Loss ratio	68.9%	67.1%	6.9%	52.6%	76.2%	55.2%
Acquisition expense ratio	15.9%	16.8%	10.0%	14.6%	21.7%	15.4%
Other operating expense ratio	16.5%	10.6%	12.0%	13.8%	6.5%	13.0%
Combined ratio	101.3%	94.5%	28.9%	81.0%	104.4%	83.6%

Goodwill and intangible assets	$114,012	$—	$513,258	$627,270	$7,650	$634,920

Total investable assets				$19,566,861	$2,757,663	$22,324,524
Total assets				28,845,473	3,372,856	32,218,329
Total liabilities				19,518,395	2,262,255	21,780,650
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	104	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide summary information regarding net premiums earned by major line of business and net premiums written by underwriting location:

INSURANCE SEGMENT	Year Ended December 31,
	2020	2019	2018
Net premiums earned (1)
Property, energy, marine and aviation	$517,247	$298,966	$205,069
Professional Lines (2)	655,872	499,224	458,425
Programs	432,854	414,103	389,186
Construction and national accounts	387,934	325,687	322,440
Excess and surplus casualty (3)	270,620	200,615	172,424
Travel, accident and health	190,944	305,085	297,147
Lenders products	114,687	66,079	94,248
Other (4)	301,262	287,321	266,722
Total	$2,871,420	$2,397,080	$2,205,661

Net premiums written by underwriting location (1)
United States	$2,158,415	$1,983,476	$1,736,651
Europe	856,572	559,214	401,974
Other	147,920	99,036	73,500
Total	$3,162,907	$2,641,726	$2,212,125
(1)    Insurance segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.
(2)     Includes professional liability, executive assurance and healthcare business.
(3)    Includes casualty and contract binding business.
(4)    Includes alternative markets, excess workers' compensation and surety business.

REINSURANCE SEGMENT	Year Ended December 31,
	2020	2019	2018
Net premiums earned (1)
Property excluding property catastrophe	$562,208	$362,841	$287,788
Property catastrophe	237,736	90,934	75,249
Other Specialty (2)	626,409	478,517	474,568
Casualty (3)	549,056	429,288	347,034
Marine and aviation	109,624	48,274	39,238
Other (4)	77,196	56,535	37,339
Total	$2,162,229	$1,466,389	$1,261,216

Net premiums written by underwriting location (1)
United States	$687,622	$529,943	$413,550
Bermuda	1,001,990	578,618	487,523
Europe and other	767,758	494,162	471,499
Total	$2,457,370	$1,602,723	$1,372,572
(1)    Reinsurance segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.
(2)    Includes proportional motor, surety, accident and health, workers’ compensation catastrophe, agriculture, trade credit and other.
(3)    Includes executive assurance, professional liability, workers’ compensation, excess motor, healthcare and other.
(4)    Includes life, casualty clash and other.

ARCH CAPITAL	105	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MORTGAGE SEGMENT	Year Ended December 31,
	2020	2019	2018
Net premiums earned by underwriting location
United States	$1,158,563	$1,134,849	$1,009,765
Other	239,372	231,491	176,471
Total	$1,397,935	$1,366,340	$1,186,236

Net premiums written by underwriting location
United States	$1,021,950	$1,032,868	$948,323
Other	257,900	228,888	209,552
Total	$1,279,850	$1,261,756	$1,157,875

OTHER SEGMENT	Year Ended December 31,
	2020	2019	2018
Net premiums earned (1)
Casualty (2)	$245,272	$246,894	$277,589
Other specialty (3)	186,717	185,547	204,485
Property catastrophe	23,037	13,399	10,998
Property excluding property catastrophe	1,130	3,503	2,802
Marine and aviation	429	—	—
Other (4)	103,766	107,346	82,988
Total	$560,351	$556,689	$578,862

Net premiums written by underwriting location (1)
United States	$115,471	$127,176	$49,800
Europe	97,753	52,065	91,635
Bermuda	324,365	353,621	462,740
Total	$537,589	$532,862	$604,175
(1)    Other segment results include premiums assumed through intersegment transactions and exclude premiums ceded through intersegment transactions.
(2)    Includes professional liability, excess motor, programs and other.
(3)    Includes proportional motor and other.
(4)    Includes mortgage, US programs and other.

ARCH CAPITAL	106	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Reserve for Losses and Loss Adjustment Expenses

The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses:

	Year Ended December 31,
	2020	2019	2018
Reserve for losses and loss adjustment expenses at beginning of year	$13,891,842	$11,853,297	$11,383,792
Unpaid losses and loss adjustment expenses recoverable	4,082,650	2,814,291	2,464,910
Net reserve for losses and loss adjustment expenses at beginning of year	9,809,192	9,039,006	8,918,882

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	4,851,051	3,297,037	3,162,818
Prior years	(161,452)	(163,585)	(272,712)
Total net incurred losses and loss adjustment expenses	4,689,599	3,133,452	2,890,106

Net losses and loss adjustment expense reserves of acquired business (1)	—	209,486	—

Retroactive reinsurance transactions	182,210	(225,500)	(420,404)

Foreign exchange (gains) losses and other	179,190	36,003	(143,414)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(661,529)	(621,202)	(524,048)
Prior years	(1,999,588)	(1,762,053)	(1,682,116)
Total net paid losses and loss adjustment expenses	(2,661,117)	(2,383,255)	(2,206,164)

Net reserve for losses and loss adjustment expenses at end of year	12,199,074	9,809,192	9,039,006
Unpaid losses and loss adjustment expenses recoverable	4,314,855	4,082,650	2,814,291
Reserve for losses and loss adjustment expenses at end of year	$16,513,929	$13,891,842	$11,853,297
(1)    Primarily related to the acquisition of Barbican. See Note 2.

Development on Prior Year Loss Reserves
Year Ended December 31, 2020
During 2020, the Company recorded estimated net favorable development on prior year loss reserves of $161.5 million, which consisted of net favorable development of $7.8 million from the insurance segment, $134.0 million from the reinsurance segment, $19.0 million from the mortgage segment, and $0.7 million from the ‘other’ segment.
The insurance segment’s net favorable development of $7.8 million, or 0.3 points of net earned premium, consisted of $83.0 million of net favorable development in short-tailed and long-tailed lines partially offset by $75.2 million of net adverse development from medium-tailed lines. Net favorable development of $33.6 million in short-tailed lines reflected $21.6 million of favorable development from property (excluding marine), primarily from the 2015 to 2018 accident years, (i.e., the year in which a loss occurred) and $8.4 million of favorable development on travel and accident, primarily from the 2019 accident year. Net favorable development of $49.4 million in long-tailed lines included $38.8 million of favorable development related to other business, including alternative markets and excess workers’ compensation, across all accident years, and $9.3 million of favorable development related to construction business. Net adverse development in medium-tailed lines reflected $37.9 million of adverse development in surety business, primarily from the 2019 accident year, $23.1 million in contract binding business, primarily from the 2016 to 2019 accident years, and $16.0 million in program business, primarily from the 2016 to 2019 accident years.
The reinsurance segment’s net favorable development of $134.0 million, or 6.2 points of net earned premium, consisted of $155.9 million of net favorable development from short-tailed and medium-tailed lines, partially offset by $21.9 million of net adverse development from long-tailed lines. Net favorable development of $144.0 million in short-tailed lines reflected $87.7 million related to property catastrophe and property other than property catastrophe business, primarily from the 2015 to 2019 underwriting years (i.e., losses attributable to contracts having an inception or renewal date within the given twelve-month period), and $53.6 million from other specialty lines, across most underwriting years. The net reduction of loss estimates for

ARCH CAPITAL	107	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2020. Adverse development in long-tailed lines reflected an increase in casualty reserves, primarily from the 2012 to 2015 underwriting years.
The mortgage segment’s net favorable development of $19.0 million, or 1.4 points of net earned premium, included $16.2 million of favorable development on U.S. primary mortgage insurance business. Such development was primarily driven by subrogation recoveries on second lien business and student loan business.
Year Ended December 31, 2019
During 2019, the Company recorded estimated net favorable development on prior year loss reserves of $163.6 million, which consisted of net favorable development of $15.8 million from the insurance segment, $46.4 million from the reinsurance segment and $125.2 million from the mortgage segment, partially offset by $23.8 million of net adverse development from the ‘other’ segment.
The insurance segment’s net favorable development of $15.8 million, or 0.7 points of net earned premium, consisted of $54.9 million of net favorable development from short-tailed lines and $39.1 million of net adverse development from medium-tailed and long-tailed lines. Net favorable development in short-tailed lines primarily resulted from lenders products and property (including special risk other than marine) reserves across all accident years, partially offset by net adverse development in travel business, primarily from the 2018 accident year. Net adverse development in medium-tailed and long-tailed lines of $39.1 million was primarily due to net adverse development of $33.6 million in contract binding business, primarily from the 2013 to 2017 accident years, and $30.1 million in programs, primarily from the 2014 and 2018 accident years. Such amounts were partially offset by net favorable development of $19.3 million in professional liability business, primarily from the 2013 to 2016 accident years, and $15.8 million in surety business, primarily from the 2014 to 2016 accident years.
The reinsurance segment’s net favorable development of $46.4 million, or 3.2 points of net earned premium, consisted of $70.5 million of net favorable development from short-tailed lines and $16.0 million of net favorable development from medium-tailed lines, partially offset by $40.1 million of net adverse development from long-tailed lines. Favorable development in short-tailed lines included $33.7 million from property catastrophe and property other than property catastrophe reserves, primarily from the 2017 and 2018 underwriting years and $40.8 million in other specialty, primarily from 2016 to 2018 underwriting years. The net reduction of loss estimates for the reinsurance segment’s short-tailed lines primarily resulted from varying levels of reported and paid claims activity than previously anticipated which led to decreases in certain loss ratio selections during 2019. Net favorable development of $16.0 million in medium-tailed lines included reductions in marine and aviation reserves, primarily from the 2011 to 2017 underwriting years. Net adverse development in long-tailed lines of $40.1 million was primarily due to net adverse development of $44.5 million in casualty business, primarily from the 2013 to 2018 underwriting years.
The mortgage segment’s net favorable development of $125.2 million, or 9.2 points of net earned premium, included $117.1 million of favorable development on U.S. primary mortgage insurance business. Such development was primarily driven by lower than expected claim rates on first lien business and subrogation recoveries on second lien business.
Year Ended December 31, 2018
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

ARCH CAPITAL	108	2020 FORM 10-K

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
The mortgage segment’s net favorable development of $107.6 million, or 9.1 points of net earned premium, included $103.4 million of favorable development on U.S. primary mortgage insurance business. Such development was primarily driven by lower than expected claim rates on first lien business and subrogation recoveries on second lien business.
Retroactive Reinsurance Transactions
In 2020, the Company entered into a reinsurance-to-close agreement related to a third party arrangement covering the 2017 and prior years of account for certain London syndicate business. In 2019, the Company entered into a retroactive reinsurance transaction with third party reinsurer to reinsure run-off liabilities associated with certain U.S. insurance exposures, which was commuted in 2020. In 2018, the Company entered into a retroactive reinsurance transaction with third party reinsurers to reinsure run-off liabilities associated with certain U.S. insurance exposures.
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
The Company determined the following to be insignificant for disclosure purposes: (i) amounts included in the ‘other’ segment (i.e., Watford) as described in note 12, “Variable Interest Entity and Noncontrolling Interests”; (ii) certain mortgage business, including non-U.S. primary business, second lien and student loan exposures, global mortgage reinsurance and participation in various GSE credit risk-sharing products, (iii) certain reinsurance business, including casualty clash and non-traditional lines and (iv) amounts associated with Barbican’s reserves for underwriting years 2018 and prior. Such amounts are included as reconciling items.
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

ARCH CAPITAL	109	2020 FORM 10-K

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
These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:
•Expected loss methods - these methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense

ARCH CAPITAL	110	2020 FORM 10-K

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
•Historical incurred loss development methods - these methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. These methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods may be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses may be less reliable than other methods.
•Historical paid loss development methods - these methods, like historical incurred loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant. These methods use historical loss payments over discrete periods of time to estimate future losses and necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use incurred losses to estimate ultimate losses, they may be more reliable than the other methods that use incurred losses in situations where there are significant changes in how incurred losses are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.
•Adjusted historical paid and incurred loss development methods - these methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes. As such, these methods utilize more judgment than historical paid and incurred loss development methods.
•Bornhuetter-Ferguson (“B-F”) paid and incurred loss methods - these methods utilize actual paid and incurred losses and expected patterns of paid and incurred losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. The B-F paid and incurred loss methods are useful when there are few reported claims and a relatively less stable pattern of reported losses.
•Frequency-Severity methods - These methods utilize actual paid and incurred claim experience, but break the data down into its component pieces: claim counts, often expressed as a ratio to exposure or premium (frequency), and average claim size (severity). The component pieces are projected to an ultimate level and multiplied together to result in an estimate of ultimate loss. These methods are especially useful when the severity of claims can be confined to a relatively stable range of estimated ultimate average claim value.
•Additional analyses - other methodologies are often used in the reserving process for specific types of claims or events, such as catastrophic or other specific major events. These include vendor catastrophe models, which are typically used in the estimation of Loss Reserves at the early stage of known catastrophic events before information has been reported to an insurer or reinsurer.
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

ARCH CAPITAL	111	2020 FORM 10-K

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
In 2018, the Company entered into a loss portfolio transfer and adverse development cover reinsurance agreement accounted for as retroactive reinsurance. The agreement transfers Loss Reserves and future favorable or adverse development on certain runoff programs, within multi-line and other specialty business, and certain third party occurrence business (the “Covered Lines”). As incurred losses and allocated loss adjustment expenses for the Covered Lines are ceded to the reinsurer, the Company is not exposed to changes in the amount, timing and uncertainty of cash flows arising from the Covered Lines. To avoid distortion, the incurred losses and allocated loss adjustment expenses and cumulative paid losses and loss adjustment expenses for the Covered Lines are excluded entirely from the tables below. Reinsurance recoverables at December 31, 2020 included $153.1 million related to this reinsurance agreement.

ARCH CAPITAL	112	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information on the insurance segment’s short-duration insurance contracts:

Property, energy, marine and aviation ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$269,739	$272,897	$231,841	$220,231	$210,926	$207,814	$200,918	$201,198	$197,833	$196,436	$689	4,219
2012		232,500	231,742	205,098	198,837	196,405	192,406	190,192	178,039	177,673	931	4,269
2013			158,718	156,344	148,800	143,046	134,620	133,544	128,301	126,968	809	4,278
2014				148,185	145,765	147,315	136,096	132,209	134,234	134,937	4,206	3,930
2015					112,333	109,799	103,944	102,469	97,809	91,788	5,249	4,618
2016						104,139	100,986	105,330	100,147	96,127	882	6,389
2017							280,695	246,272	235,932	230,421	9,327	6,752
2018								180,981	186,030	173,693	14,784	5,347
2019									179,056	178,564	20,553	6,051
2020										359,394	168,463	16,980
									Total	$1,766,001

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$34,478	$99,724	$142,231	$167,867	$200,473	$202,347	$197,720	$198,626	$195,245	$195,347
2012		20,522	92,855	138,431	161,255	166,965	179,371	180,734	172,611	173,460
2013			32,239	84,759	110,548	119,791	121,922	125,156	123,036	124,369
2014				25,859	53,669	77,804	84,103	87,721	98,463	115,293
2015					23,567	64,916	76,299	86,214	87,887	86,207
2016						24,728	83,321	98,420	97,218	94,703
2017							30,219	139,854	195,518	211,694
2018								30,026	102,285	134,858
2019									26,130	105,380
2020										55,619
					Total					1,296,930
					All outstanding liabilities before 2011, net of reinsurance					23,517
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$492,588

Third party occurrence business ($000’s except claim count)
	Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$234,068	$240,669	$254,181	$258,784	$252,615	$253,976	$247,052	$239,676	$234,782	$235,073	$35,138	70,924
2012		241,062	262,718	268,365	271,035	257,418	252,822	242,930	243,484	241,378	50,208	65,495
2013			282,968	296,839	306,751	301,789	281,786	274,391	272,528	269,437	60,720	66,685
2014				329,809	335,720	338,623	342,868	339,495	343,995	342,731	77,547	74,964
2015					358,858	391,666	398,670	391,904	391,231	382,518	107,083	77,257
2016						389,623	394,281	405,889	399,394	374,728	142,000	76,765
2017							417,183	417,748	422,441	412,318	195,684	82,267
2018								430,216	452,975	450,736	248,271	74,789
2019									456,059	487,224	318,622	80,934
2020										606,827	524,473	67,541
									Total	$3,802,970

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$7,020	$25,276	$43,479	$73,448	$113,502	$134,622	$152,756	$160,609	$172,940	$181,505
2012		6,966	30,824	58,444	83,328	108,252	129,572	143,177	154,282	162,202
2013			6,845	29,230	71,370	101,196	122,120	149,098	164,187	174,700
2014				9,209	40,263	71,519	112,591	161,993	191,168	211,503
2015					11,119	44,542	88,443	139,403	181,566	211,573
2016						11,689	41,938	87,565	136,793	164,573
2017							13,396	52,323	99,827	135,025
2018								17,002	63,798	115,076
2019									18,392	73,120
2020										24,439
					Total					1,453,716
					All outstanding liabilities before 2011, net of reinsurance					209,031
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$2,558,285

ARCH CAPITAL	113	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party claims-made business ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$287,607	$330,898	$322,274	$317,074	$322,934	$301,240	$288,038	$289,974	$291,477	$290,124	$4,594	11,762
2012		317,360	319,961	318,161	313,622	291,010	275,388	277,388	284,875	285,236	13,772	14,760
2013			301,715	320,387	324,167	320,284	294,465	290,961	281,751	271,262	15,306	14,543
2014				264,354	279,544	298,715	278,706	281,513	297,485	291,729	29,279	13,935
2015					258,817	277,437	276,328	259,902	255,276	252,329	29,255	13,817
2016						275,119	291,377	308,195	314,515	321,850	61,156	15,734
2017							270,523	285,993	311,980	308,401	82,537	15,923
2018								272,844	314,412	319,956	123,386	14,988
2019									289,463	317,668	186,452	18,871
2020										383,914	327,587	21,538
									Total	$3,042,469

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$13,740	$72,365	$130,424	$175,139	$208,665	$228,450	$240,267	$254,300	$269,579	$276,887
2012		17,709	69,020	121,112	164,605	190,200	209,097	227,179	251,078	255,098
2013			19,015	87,408	137,890	179,302	197,907	217,030	238,798	245,504
2014				13,815	63,296	129,502	172,835	207,640	229,512	243,338
2015					9,061	52,019	100,048	126,452	174,108	193,130
2016						10,547	68,178	127,229	158,159	205,514
2017							9,289	67,572	113,047	143,149
2018								12,255	68,300	118,184
2019									12,387	65,345
2020										17,098
					Total					1,763,247
					All outstanding liabilities before 2011, net of reinsurance					97,957
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,377,179

Multi-line and other specialty ($000’s except claim count) (1)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$183,081	$188,766	$182,979	$176,545	$172,649	$172,403	$168,888	$170,350	$170,091	$166,577	$1,790	44,989
2012		253,525	264,217	258,467	256,106	255,277	247,050	247,279	244,191	244,246	2,551	55,512
2013			274,361	283,112	274,483	281,697	271,687	275,386	273,177	270,853	4,661	72,323
2014				349,754	373,978	370,442	387,082	398,240	410,366	418,512	12,232	111,727
2015					398,755	418,761	420,642	443,258	456,329	471,865	18,596	151,598
2016						482,653	504,586	514,650	516,239	537,591	28,282	177,931
2017							551,688	579,217	578,341	615,833	45,947	221,643
2018								570,069	621,534	629,299	74,894	247,622
2019									613,638	667,415	134,996	234,383
2020										654,302	403,044	117,814
									Total	$4,676,493

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$51,312	$103,372	$117,927	$136,686	$148,049	$151,710	$157,199	$159,526	$162,460	$162,995
2012		78,337	165,836	190,064	209,124	222,929	231,776	232,987	236,282	239,244
2013			86,791	152,773	185,611	222,086	237,898	251,698	257,744	260,374
2014				109,236	206,444	255,332	306,411	341,580	367,026	380,041
2015					142,009	250,360	304,197	350,781	380,818	409,455
2016						181,415	323,681	382,805	425,642	464,774
2017							187,606	363,275	419,454	480,336
2018								214,475	399,852	464,970
2019									213,950	397,104
2020										174,862
					Total					3,434,155
					All outstanding liabilities before 2011, net of reinsurance					31,453
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,273,791
(1) In 2019, the Company entered into a loss portfolio transfer agreement, which transferred reserves associated with certain multi-line business for accident years 2017 and prior to a third party. This loss portfolio transfer agreement was commuted in 2020, therefore the complete history of the subject business is now included in the multi-line triangles above.

ARCH CAPITAL	114	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2020:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property, energy, marine and aviation	18.6%	41.7%	19.6%	7.8%	3.9%	3.3%	2.3%	(1.0)%	(0.6)%	0.1%
Third party occurrence business	3.2%	9.2%	11.3%	11.6%	11.3%	8.8%	6.2%	3.9%	4.3%	3.6%
Third party claims-made business	4.5%	18.7%	18.4%	12.9%	12.2%	7.1%	5.8%	5.2%	3.3%	2.5%
Multi-line and other specialty	30.8%	27.7%	10.5%	10.4%	6.7%	4.6%	2.3%	1.2%	1.5%	0.3%
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that the reinsurance segment must rely on estimates for a longer period of time than does an insurance company. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2020 there were no significant backlogs related to the processing of assumed reinsurance information at our reinsurance operations.

ARCH CAPITAL	115	2020 FORM 10-K

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

ARCH CAPITAL	116	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information on the reinsurance segment’s short-duration insurance contracts:

Casualty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$152,359	$155,796	$149,799	$145,259	$141,023	$138,257	$132,142	$129,307	$130,769	$126,543	$16,905	N/A
2012		145,770	143,950	139,762	127,563	117,551	111,938	120,655	123,884	122,312	28,208	N/A
2013			168,738	161,993	157,804	151,340	139,221	137,591	133,857	137,978	37,566	N/A
2014				219,506	224,801	222,220	236,505	233,033	242,792	243,067	48,039	N/A
2015					225,908	224,525	233,644	240,886	244,861	251,747	63,133	N/A
2016						217,499	229,862	254,032	268,880	275,966	65,394	N/A
2017							268,353	253,959	269,434	297,998	79,858	N/A
2018								282,010	296,507	286,944	81,666	N/A
2019									338,581	347,126	178,981	N/A
2020										393,328	333,679	N/A
									Total	$2,483,009

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$2,353	$11,509	$21,684	$38,998	$55,027	$64,486	$71,457	$76,722	$82,728	$87,463
2012		1,371	8,637	14,875	25,738	36,809	48,109	59,877	70,308	76,287
2013			2,549	10,050	23,209	43,263	54,797	63,415	71,150	77,089
2014				3,962	16,160	40,949	63,636	91,366	114,798	135,101
2015					4,490	20,340	47,381	71,231	97,007	120,889
2016						5,763	25,720	51,822	86,989	114,096
2017							6,441	29,414	59,377	108,591
2018								7,588	31,118	106,454
2019									15,824	57,682
2020										17,822
					Total					901,474
					All outstanding liabilities before 2011, net of reinsurance					303,572
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$1,885,107

Property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$215,493	$195,232	$176,170	$162,993	$159,174	$158,465	$156,150	$152,082	$150,971	$150,459	$—	N/A
2012		150,570	123,288	108,787	102,254	99,998	99,178	97,143	97,252	96,637	132	N/A
2013			69,044	49,507	37,714	33,143	30,567	29,848	28,910	29,060	(132)	N/A
2014				46,774	32,188	26,438	23,491	21,671	20,957	20,845	(10)	N/A
2015					34,895	19,282	12,724	6,643	4,746	4,102	67	N/A
2016						26,671	19,556	15,313	11,487	9,027	1,302	N/A
2017							82,521	49,340	46,354	32,747	87	N/A
2018								75,309	63,106	44,448	5,855	N/A
2019									51,202	35,789	9,545	N/A
2020										273,069	50,368	N/A
									Total	$696,183

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$63,175	$89,042	$122,060	$137,400	$143,141	$145,774	$147,929	$148,338	$148,929	$148,403
2012		25,850	70,843	83,929	90,834	92,993	94,122	94,732	95,419	95,521
2013			12,283	19,701	24,911	26,953	28,859	29,117	29,119	29,846
2014				13,702	20,635	19,293	20,170	19,786	19,993	20,146
2015					(3,161)	(1,825)	2,660	2,959	2,537	2,630
2016						(6,752)	2,646	3,057	4,515	3,803
2017							30,173	30,224	34,534	24,209
2018								25,505	14,232	26,189
2019									3,878	17,393
2020										53,495
					Total					421,635
					All outstanding liabilities before 2011, net of reinsurance					1,624
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$276,172

ARCH CAPITAL	117	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property excluding property catastrophe ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$208,318	$180,624	$168,122	$164,414	$160,264	$158,952	$156,647	$155,606	$154,261	$152,753	$801	N/A
2012		156,980	122,552	124,408	119,838	115,425	113,201	111,722	109,122	103,596	251	N/A
2013			116,130	77,474	71,100	66,669	64,950	64,162	62,949	63,769	770	N/A
2014				144,299	118,056	99,891	91,272	88,994	84,679	82,899	2,063	N/A
2015					215,856	189,735	185,288	189,702	188,992	177,928	12,275	N/A
2016						178,103	147,154	139,032	138,008	141,789	15,986	N/A
2017							262,387	245,333	231,062	223,442	17,528	N/A
2018								223,917	241,754	238,162	18,520	N/A
2019									219,130	209,696	32,266	N/A
2020										387,907	167,596	N/A
									Total	$1,781,941

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$47,949	$122,137	$142,081	$146,626	$148,684	$149,788	$150,028	$150,302	$151,322	$150,417
2012		26,158	78,416	93,752	102,445	103,452	104,091	103,274	103,216	103,076
2013			26,068	43,068	50,208	53,389	54,202	56,090	61,601	62,591
2014				23,641	63,144	72,133	77,098	78,753	79,146	79,009
2015					75,725	119,578	150,207	161,447	166,632	160,271
2016						33,418	96,174	99,954	105,486	113,336
2017							25,807	118,658	148,638	156,523
2018								29,724	108,263	153,599
2019									43,809	125,698
2020										102,474
					Total					1,206,994
					All outstanding liabilities before 2011, net of reinsurance					6,125
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$581,072

Marine and aviation ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$39,359	$32,956	$35,889	$32,436	$28,811	$27,213	$27,264	$24,871	$23,792	$23,517	$1,317	N/A
2012		59,117	58,956	55,172	52,428	51,223	49,865	46,183	43,165	41,316	2,228	N/A
2013			39,538	38,509	37,545	36,101	35,993	35,248	34,806	31,087	5,039	N/A
2014				31,333	29,576	27,763	26,059	24,050	23,695	22,347	5,044	N/A
2015					34,066	37,875	31,953	31,910	30,964	28,618	4,738	N/A
2016						27,409	22,804	23,622	19,344	17,029	8,230	N/A
2017							28,868	26,407	23,878	20,853	6,783	N/A
2018								28,355	26,395	24,957	7,490	N/A
2019									49,466	55,921	17,208	N/A
2020										84,238	58,896	N/A
									Total	$349,883

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$4,421	$12,122	$16,530	$19,235	$15,959	$16,634	$21,988	$21,911	$21,973	$21,979
2012		2,664	11,480	27,623	33,428	35,174	36,379	37,871	38,164	38,257
2013			5,109	14,330	19,075	22,111	23,135	24,427	24,804	24,520
2014				4,373	8,221	11,872	12,748	14,939	15,376	16,253
2015					11	13,476	19,120	20,971	22,773	22,456
2016						(7,300)	(1,655)	552	3,292	5,900
2017							1,659	6,546	9,372	11,037
2018								2,006	7,087	11,384
2019									11,015	21,930
2020										9,339
					Total					183,055
					All outstanding liabilities before 2011, net of reinsurance					16,534
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$183,362

ARCH CAPITAL	118	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other specialty ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance											December 31, 2020
											Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
	Year ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$115,554	$100,395	$96,117	$94,512	$92,703	$91,334	$90,727	$88,820	$89,163	$87,648	$1,058	N/A
2012		231,531	219,627	209,355	203,114	200,945	203,898	202,085	196,309	187,908	4,635	N/A
2013			259,594	232,427	222,046	218,354	219,314	216,861	216,579	210,455	10,351	N/A
2014				283,138	263,653	265,417	258,595	253,373	255,341	250,825	15,127	N/A
2015					217,666	208,927	207,220	204,179	204,458	201,046	19,996	N/A
2016						231,160	228,501	222,788	217,054	223,777	18,179	N/A
2017							282,024	271,084	260,051	259,041	40,904	N/A
2018								338,298	334,567	326,027	53,316	N/A
2019									378,545	358,997	80,438	N/A
2020										551,374	259,496	N/A
									Total	$2,657,098

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2011	$29,717	$59,715	$72,298	$77,018	$80,642	$82,468	$84,815	$85,960	$85,643	$85,854
2012		47,484	126,138	149,753	161,073	169,096	173,202	177,742	179,614	179,943
2013			58,962	122,813	149,617	166,100	175,892	181,279	188,746	189,147
2014				71,006	151,115	187,560	201,189	207,965	219,234	221,978
2015					56,438	118,770	143,690	150,969	160,243	168,314
2016						67,730	143,624	168,425	180,542	192,947
2017							76,847	171,632	201,378	209,005
2018								75,395	211,954	243,257
2019									84,416	167,055
2020										101,559
					Total					1,759,059
					All outstanding liabilities before 2011, net of reinsurance					8,956
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$906,995
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2020:

	Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	2.4%	7.2%	11.2%	12.2%	10.3%	8.4%	7.3%	5.7%	4.8%	3.7%
Property catastrophe	20.5%	30.2%	25.1%	2.9%	(1.2)%	1.4%	0.7%	1.2%	0.2%	(0.3)%
Property excluding property catastrophe	26.4%	39.5%	12.8%	5.2%	2.3%	0.2%	2.0%	0.6%	0.3%	(0.6)%
Marine and aviation	6.5%	27.2%	19.1%	10.0%	4.2%	2.2%	7.9%	(0.2)%	0.2%	—%
Other specialty	26.9%	33.9%	12.3%	5.2%	4.3%	3.1%	2.4%	0.8%	(0.1)%	0.2%
Mortgage Segment
The Company’s mortgage segment includes (1) direct mortgage insurance in the U.S., (2) direct mortgage insurance in Europe, (3) global mortgage reinsurance and (4) participation in various GSE credit risk-sharing products. The latter three categories along with second lien and student loan exposures are excluded on the basis of insignificance for the purposes of presenting disclosures related to short duration contracts.
For direct mortgage insurance business, the Company establishes case reserves for loans that have been reported as delinquent by loan servicers as well as those that are delinquent but not reported (IBNR reserves). The Company’s U.S. mortgage insurance operations also reserve for the expenses of adjusting claims related to these delinquencies. The trigger that creates a case reserve estimate is that an insured loan is reported to us as being two payments in arrears. The actuarial reviews and documentation created in the reserving process are completed in accordance with generally accepted actuarial standards. The selected assumptions reflect actuarial judgment based on the analysis of historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.
Because the reserving process requires the Company to forecast future conditions, it is inherently uncertain and requires significant judgment and estimation. The use of different estimates would result in the establishment of different reserve levels. Additionally, changes in estimates are likely to occur from period to period as economic conditions change, and the ultimate liability may vary significantly from the estimates used. Major risk factors include (but are not limited to) changes in home prices and borrower equity, which can limit the borrower’s ability to sell the property and satisfy the outstanding loan balance, and changes in unemployment, which can affect the borrower’s income and ability to make mortgage payments. The unique nature of the COVID-19 pandemic, with no historical

ARCH CAPITAL	119	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

precedent, adds further uncertainty to current reserve estimates.
The lead actuarial methodology used by the Company is a frequency-severity method based on the inventory of pending delinquencies. Each month the loan servicers report the delinquency status of each insured loan. Using the frequency-severity method allows the Company to take advantage of its knowledge of the number of delinquent loans and the coverage provided (“risk size”) on those loans by directly relating the reserves to these amounts. The delinquencies are grouped into homogeneous cohorts for analysis, reflecting product type and age of delinquency. A claim rate is then developed for each cohort which represents the frequency with which the delinquencies become claims. The claim frequency rates are based on an analysis of the patterns of emerging cure counts and claim counts, the foreclosure status of the pending delinquencies, the product and geographical mix of the delinquencies and our view of future economic and claim conditions, which include trends in home prices and unemployment. Claim rates can vary materially by age of delinquency, depending on the mix of delinquencies and economic conditions.
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
Mortgage insurance Loss Reserves are short-tail, in the sense that the vast majority of delinquencies are resolved within two years of being reported. Due to the forbearances and foreclosure moratoriums associated with COVID-19, settlement timelines may be extended. While reserves are initially analyzed by reserve cohort, as described above, they are also rolled up by underwriting year to ensure that reserve assumptions are consistent with the performance of the underwriting year. The accuracy of prior reserve assumptions is also checked in hindsight to determine if adjustments to the assumptions are needed.
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

ARCH CAPITAL	120	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below include the acquired business of United Guaranty Corporation (“UGC”) (including UGRIC), across all periods presented. Consistent with prior practice, the Company provides accident years 2012 and forward in the disclosures below. The following table presents information on the mortgage segment’s short-duration insurance contracts:

Direct mortgage insurance business in the U.S. ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance										December 31, 2020
										Total of IBNR liabilities plus expected development on reported claims	Cumulative number of paid claims
Year ended December 31,
Accident year	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2012	$520,835	$480,592	$475,317	$469,238	$467,296	$459,467	$458,065	$456,286	$456,331	5	15,083
2013		469,311	419,668	411,793	405,809	395,693	393,149	390,987	391,062	3	9,471
2014			316,095	297,151	279,434	266,027	265,992	261,091	262,682	7	6,290
2015				222,790	197,238	198,001	194,677	189,235	190,913	4	4,543
2016					183,556	170,532	148,715	140,608	142,392	7	3,411
2017						179,376	132,220	107,255	108,181	630	2,429
2018							132,318	96,357	89,120	1,281	1,512
2019								108,424	119,253	2,921	566
2020									420,003	15,879	32
								Total	$2,179,937

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2012	(106,065)	186,605	327,605	395,695	426,024	441,577	448,151	452,348	453,587
2013		41,447	203,957	308,956	353,189	373,909	382,200	386,853	387,894
2014			20,099	129,159	201,925	233,879	247,038	254,175	256,285
2015				16,159	92,431	151,222	171,337	180,321	183,472
2016					11,462	72,201	113,357	127,286	131,161
2017						8,622	48,112	78,650	87,317
2018							3,966	31,478	50,135
2019								2,899	20,105
2020									1,040
									1,570,996
					All outstanding liabilities before 2012, net of reinsurance				14,504
				Liabilities for losses and loss adjustment expenses, net of reinsurance					$623,445
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2020:

Average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
U.S. Primary	3.0%	39.0%	27.8%	11.1%	4.9%	2.5%	1.1%	0.6%	0.3%
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
For the year ended December 31, 2020, the Company did not make any significant changes in its methodologies or assumptions as described above (a) to determine the presented amounts of IBNR reserves, (b) for expected development on case reserves.
The Company measures claim frequency information on an individual claim count basis. Claim counts are provided for the insurance and mortgage segments, where reliable

ARCH CAPITAL	121	2020 FORM 10-K

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
For the year ended December 31, 2020, the Company did not make any significant changes in its methodologies or assumptions as described above to calculate the cumulative claim frequency.
The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2020:

December 31, 2020
Net outstanding liabilities
Insurance
Property, energy, marine and aviation	$492,588
Third party occurrence business	2,558,285
Third party claims-made business	1,377,179
Multi-line and other specialty	1,273,791
Reinsurance
Casualty	1,885,107
Property catastrophe	276,172
Property excluding property catastrophe	581,072
Marine and aviation	183,362
Other specialty	906,995
Mortgage
U.S. primary	623,445
Other short duration lines not included in disclosures (1)	1,765,397
Total for short duration lines	11,923,393

Unpaid losses and loss adjustment expenses recoverable
Insurance
Property, energy, marine and aviation	331,817
Third party occurrence business	1,272,034
Third party claims-made business	808,238
Multi-line and other specialty	246,915
Reinsurance
Casualty	536,809
Property catastrophe	266,946
Property excluding property catastrophe	70,108
Marine and aviation	63,781
Other specialty	317,011
Mortgage
U.S. primary	52,016
Other short duration lines not included in disclosures (2)	1,090,486
Intercompany eliminations	(718,507)
Total for short duration lines	4,337,654

Lines other than short duration	75,369
Discounting	(23,326)
Unallocated claims adjustment expenses	200,839
252,882

Total gross reserves for losses and loss adjustment expenses	$16,513,929
(1)    Includes net outstanding liabilities of $1.2 billion for the ‘other’ segment.
(2)    Includes unpaid loss and loss adjustment expenses recoverable of $153.1 million related to the loss portfolio transfer reinsurance agreement.

ARCH CAPITAL	122	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Allowance for Expected Credit Losses

Premiums Receivable
The following table provides a roll forward of the allowance for expected credit losses of the Company’s premium receivables:

	December 31, 2020
	Premium Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$1,778,717	$21,003
Cumulative effect of accounting change (1)		6,539
Change for provision of expected credit losses (2)		10,239
Balance at end of period	$2,064,586	$37,781
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 3.
(2) Amounts deemed uncollectible are written-off in operating expenses. For the 2020 period, amounts written off totaled $2.8 million.
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
The following table provides a roll forward of the allowance for expected credit losses of the Company’s reinsurance recoverables:

	December 31, 2020
	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$4,346,816	$1,364
Cumulative effect of accounting change (1)		12,010
Change for provision of expected credit losses		(1,738)
Balance at end of period	$4,500,802	$11,636
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 3.

The following table summarizes the Company’s reinsurance recoverables on paid and unpaid losses (not including ceded unearned premiums) at December 31, 2020 and 2019:

	December 31,
	2020	2019
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	$4,500,802	$4,346,816
% due from carriers with A.M. Best rating of “A-” or better	63.9%	61.2%
% due from all other carriers with no A.M. Best rating (1)	36.1%	38.8%
Largest balance due from any one carrier as % of total shareholders’ equity	1.8%	1.7%
(1)    Over 94% of such amount is collateralized through reinsurance trusts, funds withheld arrangements, letters of credit or other.
Contractholder Receivables
The following table provides a roll forward of the allowance for expected credit losses of the Company’s contractholder receivables:

	December 31, 2020
	Contractholder Receivables, Net of Allowance	Allowance for Expected Credit Losses
Balance at beginning of period	$2,119,460	$0
Cumulative effect of accounting change (1)		6,663
Change for provision of expected credit losses		1,975
Balance at end of period	$1,986,924	$8,638
(1) Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 3.
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

ARCH CAPITAL	123	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements, the Company’s insurance or reinsurance subsidiaries would be liable for such defaulted amounts.
The effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses with unaffiliated reinsurers were as follows:

	Year Ended December 31,
	2020	2019	2018
Premiums Written
Direct	$6,553,910	$5,681,523	$4,838,902
Assumed	3,534,158	2,457,437	2,122,102
Ceded	(2,650,352)	(2,099,893)	(1,614,257)
Net	$7,437,716	$6,039,067	$5,346,747

Premiums Earned
Direct	$6,361,451	$5,447,829	$4,799,842
Assumed	3,213,873	2,337,950	1,988,038
Ceded	(2,583,389)	(1,999,281)	(1,555,905)
Net	$6,991,935	$5,786,498	$5,231,975

Losses and Loss Adjustment Expenses
Direct	$4,392,392	$2,953,072	$2,472,133
Assumed	2,204,323	1,602,528	1,307,317
Ceded	(1,907,116)	(1,422,148)	(889,344)
Net	$4,689,599	$3,133,452	$2,890,106

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
The following table summarizes the respective coverages and retentions at December 31, 2020:

		December 31, 2020
	Initial Coverage at Issuance	Current Coverage	Remaining Retention, Net
Bellemeade 2017-1 Ltd. (1)	368,114	145,573	125,953
Bellemeade 2018-1 Ltd. (2)	374,460	250,095	123,690
Bellemeade 2018-2 Ltd. (3)	653,278	108,395	305,606
Bellemeade 2018-3 Ltd. (4)	506,110	302,563	129,874
Bellemeade 2019-1 Ltd. (5)	341,790	219,256	116,530
Bellemeade 2019-2 Ltd. (6)	621,022	398,316	162,457
Bellemeade 2019-3 Ltd. (7)	700,920	528,084	181,036
Bellemeade 2019-4 Ltd. (8)	577,267	468,737	118,102
Bellemeade 2020-1 Ltd. (9)	528,540	308,458	754,782
Bellemeade 2020-2 Ltd. (10)	449,167	449,167	239,278
Bellemeade 2020-3 Ltd. (11)	451,816	451,816	171,580
Bellemeade 2020-4 Ltd. (12)	337,013	337,013	147,466
Total	$5,909,497	$3,967,473	$2,576,354
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
(11)    Issued in November 2020, covering in-force policies issued between June 1, 2020 and August 31, 2020. $418 million was directly funded by Bellemeade 2020-3 Ltd. with an additional $34 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.
(12)    Issued in December 2020, covering in-force policies issued between July 1, 2019 and December 31, 2019. $321 million was directly funded by Bellemeade 2020-4 Ltd. with an additional $16 million of capacity provided directly to Arch MI U.S. by a separate panel of reinsurers.

See Note 12, “Variable Interest Entity and Noncontrolling Interests.”

ARCH CAPITAL	124	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Investment Information

At December 31, 2020, total investable assets of $29.5 billion included $26.9 billion held by the Company and $2.7 billion attributable to Watford.
Available For Sale Investments
The following table summarizes the fair value and cost or amortized cost of the Company’s securities classified as available for sale:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses (2)	Cost or Amortized Cost
December 31, 2020
Fixed maturities (1):
Corporate bonds	$7,856,571	$414,247	$(34,388)	$(896)	$7,477,608
Mortgage backed securities	630,001	8,939	(5,028)	(278)	626,368
Municipal bonds	494,522	27,291	(3,835)	(11)	471,077
Commercial mortgage backed securities	389,900	8,722	(2,954)	(122)	384,254
U.S. government and government agencies	5,557,077	22,612	(12,611)	—	5,547,076
Non-U.S. government securities	2,433,733	153,891	(8,060)	—	2,287,902
Asset backed securities	1,634,804	19,225	(10,715)	(1,090)	1,627,384
Total	18,996,608	654,927	(77,591)	(2,397)	18,421,669
Short-term investments	1,924,922	2,693	(2,063)	—	1,924,292
Total	$20,921,530	$657,620	$(79,654)	$(2,397)	$20,345,961

December 31, 2019
Fixed maturities (1):
Corporate bonds	$6,406,591	$191,889	$(12,793)		$6,227,495
Mortgage backed securities	562,309	9,669	(931)		553,571
Municipal bonds	881,926	24,628	(2,213)		859,511
Commercial mortgage backed securities	733,108	14,951	(2,330)		720,487
U.S. government and government agencies	4,916,592	36,600	(10,134)		4,890,126
Non-U.S. government securities	2,078,757	48,549	(20,330)		2,050,538
Asset backed securities	1,683,753	24,017	(4,724)		1,664,460
Total	17,263,036	350,303	(53,455)		16,966,188
Short-term investments	956,546	811	(1,548)		957,283
Total	$18,219,582	$351,114	$(55,003)		$17,923,471
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See “—Securities Lending Agreements.”
(2) Effective January 1, 2020, the Company adopted ASU 2016-13 and as a result any credit impairment losses on the Company’s available-for-sale investments are recorded as an allowance, subject to reversal. See note 3.

ARCH CAPITAL	125	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2020
Fixed maturities (1):
Corporate bonds	$747,442	$(33,086)	$3,934	$(1,302)	$751,376	$(34,388)
Mortgage backed securities	284,619	(4,788)	3,637	(240)	288,256	(5,028)
Municipal bonds	67,937	(3,835)	—	—	67,937	(3,835)
Commercial mortgage backed securities	126,624	(2,916)	2,655	(38)	129,279	(2,954)
U.S. government and government agencies	1,285,907	(12,611)	—	—	1,285,907	(12,611)
Non-U.S. government securities	543,844	(7,658)	2,441	(402)	546,285	(8,060)
Asset backed securities	634,470	(9,110)	57,737	(1,605)	692,207	(10,715)
Total	3,690,843	(74,004)	70,404	(3,587)	3,761,247	(77,591)
Short-term investments	97,920	(2,063)	—	—	97,920	(2,063)
Total	$3,788,763	$(76,067)	$70,404	$(3,587)	$3,859,167	$(79,654)

December 31, 2019
Fixed maturities (1):
Corporate bonds	$675,131	$(12,350)	$37,671	$(443)	$712,802	$(12,793)
Mortgage backed securities	102,887	(927)	203	(4)	103,090	(931)
Municipal bonds	220,296	(2,213)	—	—	220,296	(2,213)
Commercial mortgage backed securities	147,290	(2,302)	2,683	(28)	149,973	(2,330)
U.S. government and government agencies	1,373,127	(10,089)	32,058	(45)	1,405,185	(10,134)
Non-U.S. government securities	1,224,243	(20,163)	37,610	(167)	1,261,853	(20,330)
Asset backed securities	441,522	(3,334)	48,313	(1,390)	489,835	(4,724)
Total	4,184,496	(51,378)	158,538	(2,077)	4,343,034	(53,455)
Short-term investments	95,777	(1,548)	—	—	95,777	(1,548)
Total	$4,280,273	$(52,926)	$158,538	$(2,077)	$4,438,811	$(55,003)
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the fixed maturities pledged. For purposes of this table, the Company has excluded the collateral received and reinvested and included the fixed maturities pledged. See “—Securities Lending Agreements.”

At December 31, 2020, on a lot level basis, approximately 2,320 security lots out of a total of approximately 11,180 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million. The Company believes that such securities were temporarily impaired at December 31, 2020. At December 31, 2019, on a lot level basis, approximately 2,230 security lots out of a total of approximately 9,590 security lots were in an unrealized loss position and the largest single unrealized loss from a single lot in the Company’s fixed maturity portfolio was $0.9 million.

ARCH CAPITAL	126	2020 FORM 10-K

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

	December 31, 2020		December 31, 2019
Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$348,200	$339,951	$428,659	$423,617
Due after one year through five years	10,629,959	10,340,819	10,126,403	9,996,206
Due after five years through 10 years	4,881,564	4,654,754	3,317,535	3,219,567
Due after 10 years	482,180	448,139	411,269	388,280
	16,341,903	15,783,663	14,283,866	14,027,670
Mortgage backed securities	630,001	626,368	562,309	553,571
Commercial mortgage backed securities	389,900	384,254	733,108	720,487
Asset backed securities	1,634,804	1,627,384	1,683,753	1,664,460
Total (1)	$18,996,608	$18,421,669	$17,263,036	$16,966,188
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
The Company receives collateral (shown as ‘Collateral received under securities lending, at fair value’ on the Company’s balance sheet) in the form of cash or U.S. government and government agency securities. At December 31, 2020, the fair value of the cash collateral received on securities lending was nil and the fair value of security collateral received was $301.1 million. At December 31, 2019, the fair value of the cash collateral received on securities lending was $81.2 million and the fair value of security collateral received was $307.2 million.
The Company’s securities lending transactions were accounted for as secured borrowings with significant investment categories as follows:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less than 30 Days	30-90 Days	90 Days or More	Total
December 31, 2020
U.S. government and government agencies	$142,317	$—	$139,290	$—	$281,607
Corporate bonds	3,021	—	—	—	3,021
Equity securities	16,461	—	—	—	16,461
Total	$161,799	$—	$139,290	$—	$301,089
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 11					—
Amounts related to securities lending not included in offsetting disclosure in Note 11					$301,089
December 31, 2019
U.S. government and government agencies	$240,332	$—	$115,973	$—	$356,305
Corporate bonds	2,570	—	—	—	2,570
Equity securities	29,491	—	—	—	29,491
Total	$272,393	$—	$115,973	$—	$388,366
Gross amount of recognized liabilities for securities lending in offsetting disclosure in Note 11					—
Amounts related to securities lending not included in offsetting disclosure in Note 11					$388,366

ARCH CAPITAL	127	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities, at Fair Value
At December 31, 2020, the Company held $1.4 billion of equity securities, at fair value, compared to $838.9 million at December 31, 2019. Pursuant to applicable accounting guidance, changes in fair value on equity securities are recorded through net income effective January 1, 2018.
Other Investments
The following table summarizes the Company’s other investments and other investable assets:

	December 31,
	2020	2019
Fixed maturities	$843,354	$754,452
Other investments	2,331,885	2,429,316
Short-term investments	557,008	377,014
Equity securities	92,549	102,695
Investments accounted for using the fair value option	3,824,796	3,663,477

Other investable assets (1)	500,000	—
Total other investments	$4,324,796	$3,663,477
(1) Participation interests in a receivable of a reverse repurchase agreement.
The following table summarizes the Company’s other investments, as detailed in the previous table, by strategy:

	December 31,
	2020	2019
Term loan investments	1,231,731	1,326,018
Lending	572,636	602,841
Credit related funds	90,780	123,020
Energy	65,813	97,402
Investment grade fixed income	138,646	151,594
Infrastructure	165,516	61,786
Private equity	48,750	49,376
Real estate	18,013	17,279
Total	$2,331,885	$2,429,316
Investments Accounted For Using the Equity Method
The following table summarizes the Company’s investments accounted for using the equity method, by strategy:

	December 31,
	2020	2019
Credit related funds	$740,060	$428,437
Equities	343,058	293,686
Real estate	258,518	246,851
Lending	179,629	202,690
Private equity	235,289	144,983
Infrastructure	175,882	235,033
Energy	115,453	108,716
Total	$2,047,889	$1,660,396
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
A summary of financial information for the Company’s investment funds accounted for using the equity method is as follows:

	December 31,
	2020	2019
Invested assets	$44,131,377	$26,383,370
Total assets	49,078,464	28,039,181
Total liabilities	6,054,189	3,595,695
Net assets	$43,024,275	$24,443,486

	Year Ended December 31,
	2020	2019	2018
Total revenues	$5,762,098	$164,669	$4,565,354
Total expenses	1,656,029	528,762	1,135,602
Net income (loss)	$4,106,069	$(364,093)	$3,429,752
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

ARCH CAPITAL	128	2020 FORM 10-K

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
The following table summarizes investments in limited partnership interests where the Company has a variable interest by balance sheet item:

	December 31,
	2020	2019
Investments accounted for using the equity method (1)	$2,047,889	$1,660,396
Investments accounted for using the fair value option (2)	184,720	188,283
Total	$2,232,609	$1,848,679
(1)     Aggregate unfunded commitments were $1.8 billion at December 31, 2020, compared to $1.4 billion at December 31, 2019.
(2)    Aggregate unfunded commitments were $35.6 million at December 31, 2020, compared to $41.7 million at December 31, 2019.
Net Investment Income

The components of net investment income were derived from the following sources:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities	$412,481	$505,399	$470,912
Term loans	84,149	98,949	87,926
Equity securities	28,958	15,857	13,154
Short-term investments	10,840	15,820	18,793
Other (1)	72,395	80,618	64,942
Gross investment income	608,823	716,643	655,727
Investment expenses	(89,215)	(88,905)	(92,094)
Net investment income	$519,608	$627,738	$563,633
(1)    Includes income distributions from investment funds and other items.

Net Realized Gains (Losses)

Net realized gains (losses) were as follows:

	Year Ended December 31,
	2020	2019	2018
Available for sale securities:
Gross gains on investment sales	$595,941	$235,655	$69,299
Gross losses on investment sales	(117,282)	(104,612)	(223,123)
Change in fair value of assets and liabilities accounted for using the fair value option:
Fixed maturities	15,881	41,910	(90,898)
Other investments	13,656	(35,734)	(90,778)
Equity securities	14,629	15,869	(5,984)
Short-term investments	2,279	3,801	(461)
Equity securities, at fair value (1):
Net realized gains (losses) on securities sold	26,849	11,313	(40,117)
Net unrealized gains (losses) on equity securities still held at reporting date	102,394	97,768	(22,828)
Allowance for credit losses:(3)
Investments related	(3,597)	—	—
Underwriting related	(10,007)	—	—
Net impairment losses	(533)	(3,165)	(2,829)
Derivative instruments (2)	179,675	119,741	15,636
Other	3,575	(19,348)	(16,090)
Net realized gains (losses)	$823,460	$363,198	$(408,173)
(1)    Effective January 1, 2018, changes in fair value on equity securities are recorded through net income.
(2)    See Note 11 for information on the Company’s derivative instruments.
(3)    Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 3.

Equity in Net Income (Loss) of Investments Accounted For Using the Equity Method
The Company recorded equity in net income related to investments accounted for using the equity method of $146.7 million for 2020, compared to $123.7 million for 2019 and $45.6 million for 2018. In applying the equity method, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the net income or loss of the funds (which include changes in the market value of the underlying securities in the funds). Such investments are generally recorded on a one to three month lag based on the availability of reports from the investment funds.

ARCH CAPITAL	129	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Expected Credit Losses
The following table provides a roll forward of the allowance for expected credit losses of the Company’s securities classified as available for sale:

	Year Ended December 31, 2020
	Structured Securities (1)	Municipal Bonds	Corporate Bonds	Total
Balance at beginning of period	$—	$—	$—	$—
Cumulative effect of accounting change (2)	517	—	117	634
Additions for current-period provision for expected credit losses	2,942	67	7,644	10,653
Additions (reductions) for previously recognized expected credit losses	(1,398)	6	(5,638)	(7,030)
Reductions due to disposals	(571)	(62)	(1,227)	(1,860)
Write-offs charged against the allowance	—	—	—	—
Balance at end of period	$1,490	$11	$896	$2,397
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” See note 3.

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

	December 31,
	2020	2019
Assets used for collateral or guarantees:
Affiliated transactions	$4,643,334	$4,526,761
Third party agreements	3,083,324	2,278,248
Deposits with U.S. regulatory authorities	827,552	797,371
Deposits with non-U.S. regulatory authorities	179,099	119,238
Total restricted assets	$8,733,309	$7,721,618
In addition, Watford maintains a secured credit facility to provide borrowing capacity for investment purposes and a total return swap agreement and maintains assets pledged as collateral for such purposes. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. As of December 31, 2020 and December 31, 2019, Watford held $954.6 million and $1.0 billion, respectively, in pledged assets to collateralize the credit facility mentioned above.
Reconciliation of Cash and Restricted Cash
The following table details reconciliation of cash and restricted cash within the Consolidated Balance Sheets:

	December 31,
	2020	2019	2018
Cash	$906,448	$726,230	$646,556
Restricted cash (included in ‘other assets’)	384,096	177,468	78,087
Cash and restricted cash	$1,290,544	$903,698	$724,643
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

ARCH CAPITAL	130	2020 FORM 10-K

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
In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Of the $26.5 billion of financial assets and liabilities measured at fair value at December 31, 2020, approximately $150.1 million, or 0.6%, were priced using non-binding broker-dealer quotes. Of the $22.9 billion of financial assets and liabilities measured at fair value at December 31, 2019, approximately $179.6 million, or 0.8%, were priced using non-binding broker-dealer quotes.
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

ARCH CAPITAL	131	2020 FORM 10-K

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

ARCH CAPITAL	132	2020 FORM 10-K

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

ARCH CAPITAL	133	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2020:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$7,856,571	$—	$7,856,558	$13
Mortgage backed securities	630,001	—	630,001	—
Municipal bonds	494,522	—	494,522	—
Commercial mortgage backed securities	389,900	—	389,900	—
U.S. government and government agencies	5,557,077	5,463,356	93,721	—
Non-U.S. government securities	2,433,733	—	2,433,733	—
Asset backed securities	1,634,804	—	1,631,378	3,426
Total	18,996,608	5,463,356	13,529,813	3,439

Short-term investments	1,924,922	1,920,565	4,357	—

Equity securities, at fair value	1,460,959	1,401,653	17,291	42,015

Derivative instruments (4)	177,383	—	177,383	—

Fair value option:
Corporate bonds	651,294	—	650,309	985
Non-U.S. government bonds	35,263	—	35,263	—
Mortgage backed securities	3,282	—	3,282	—
Commercial mortgage backed securities	1,090	—	1,090	—
Asset backed securities	152,151	—	152,151	—
U.S. government and government agencies	274	164	110	—
Short-term investments	557,008	420,131	136,877	—
Equity securities	92,549	23,373	188	68,988
Other investments	1,134,229	51,149	1,015,977	67,103
Other investments measured at net asset value (2)	1,197,656
Total	3,824,796	494,817	1,995,247	137,076

Total assets measured at fair value	$26,384,668	$9,280,391	$15,724,091	$182,530

Liabilities measured at fair value:
Contingent consideration liabilities	$(461)	$—	$—	$(461)
Securities sold but not yet purchased (3)	(21,679)	—	(21,679)	—
Derivative instruments (4)	(108,705)	—	(108,705)	—
Total liabilities measured at fair value	$(130,845)	$—	$(130,384)	$(461)
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 9.
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
(4)    See Note 11.

ARCH CAPITAL	134	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value by level at December 31, 2019:

		Fair Value Measurement Using:
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value (1):
Available for sale securities:
Fixed maturities:
Corporate bonds	$6,406,591	$—	$6,397,740	$8,851
Mortgage backed securities	562,309	—	562,055	254
Municipal bonds	881,926	—	881,926	—
Commercial mortgage backed securities	733,108	—	733,108	—
U.S. government and government agencies	4,916,592	4,805,581	111,011	—
Non-U.S. government securities	2,078,757	—	2,078,757	—
Asset backed securities	1,683,753	—	1,678,791	4,962
Total	17,263,036	4,805,581	12,443,388	14,067

Equity securities, at fair value	850,283	789,596	4,798	55,889

Short-term investments	956,546	904,804	51,742	—

Derivative instruments (4)	48,946	—	48,946	—

Fair value option:
Corporate bonds	488,402	—	487,470	932
Non-U.S. government bonds	50,465	—	50,465	—
Mortgage backed securities	11,947	—	11,947	—
Municipal bonds	377	—	377	—
Commercial mortgage backed securities	1,134	—	1,134	—
Asset backed securities	200,163	—	200,163	—
U.S. government and government agencies	1,962	1,852	110	—
Short-term investments	377,014	333,320	43,694	—
Equity securities	102,697	43,962	641	58,094
Other investments	1,418,273	53,287	1,296,169	68,817
Other investments measured at net asset value (2)	1,011,043
Total	3,663,477	432,421	2,092,170	127,843

Total assets measured at fair value	$22,782,288	$6,932,402	$14,641,044	$197,799

Liabilities measured at fair value:
Contingent consideration liabilities	$(7,998)	$—	$—	$(7,998)
Securities sold but not yet purchased (3)	(66,257)	—	(66,257)	—
Derivative instruments (4)	(39,750)	—	(39,750)	—
Total liabilities measured at fair value	$(114,005)	$—	$(106,007)	$(7,998)
(1)    In securities lending transactions, the Company receives collateral in excess of the fair value of the securities pledged. For purposes of this table, the Company has excluded the collateral received under securities lending, at fair value and included the securities pledged under securities lending, at fair value. See Note 9.
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
(4)    See Note 11.

ARCH CAPITAL	135	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending balances for all financial assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2020 and 2019:

		Assets					Liabilities
	Available For Sale		Fair Value Option			Fair Value
	Structured Securities (1)	Corporate Bonds	Corporate Bonds	Other Investments	Equity Securities	Equity Securities	Contingent Consideration Liabilities
Year Ended December 31, 2020
Balance at beginning of year	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	—	(5,865)	(13)	(314)	10,894	8,214	(72)
Included in other comprehensive income	(169)	397	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	66	52,449	—	4,030	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	(56,833)	—	(26,118)	—
Settlements	(1,413)	(1,462)	—	—	—	—	7,609
Transfers in and/or out of Level 3	(208)	(1,908)	—	2,984	—	—	—
Balance at end of year	$3,426	$13	$985	$67,103	$68,988	$42,015	$(461)

Year Ended December 31, 2019
Balance at beginning of year	$313	$8,141	$5,758	$62,705	$—	$—	$(66,665)
Total gains or (losses) (realized/unrealized)
Included in earnings (2)	1,760	2	(162)	(8,119)	1,949	(3,418)	(1,478)
Included in other comprehensive income	3	(267)	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	881	—	3,746	—	36,077	—
Issuances	—	—	—	—	—	—	(548)
Sales	(1,757)	—	(28,583)	(20,495)	—	(27,982)	—
Settlements	(552)	(1,766)	—	(600)	—	—	60,693
Transfers in and/or out of Level 3	5,449	1,860	23,919	31,580	56,145	51,212	—
Balance at end of year	$5,216	$8,851	$932	$68,817	$58,094	$55,889	$(7,998)
(1)    Includes asset backed securities, mortgage backed securities and commercial mortgage backed securities.
(2)    Gains or losses were included in net realized gains (losses).

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2020, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2020, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $2.9 billion and had a fair value of $3.7 billion. At December 31, 2019, the Company’s senior notes were carried at their cost, net of debt issuance costs, of $1.9 billion and had a fair value of $2.3 billion. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the senior notes is classified within Level 2.
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

ARCH CAPITAL	136	2020 FORM 10-K

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
The following table summarizes information on the fair values and notional values of the Company’s derivative instruments:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Notional Value (1)
December 31, 2020
Futures contracts (2)	$11,046	$(4,496)	$3,099,796
Foreign currency forward contracts (2)	52,716	(6,202)	1,656,729
TBAs (3)	—	—	—
Other (2)	113,621	(98,007)	5,763,919
Total	$177,383	$(108,705)

December 31, 2019
Futures contracts (2)	$10,065	$(13,722)	$4,104,559
Foreign currency forward contracts (2)	5,352	(5,327)	686,878
TBAs (3)	55,010	—	53,229
Other (2)	33,529	(20,701)	4,356,300
Total	$103,956	$(39,750)
(1)    Represents the absolute notional value of all outstanding contracts, consisting of long and short positions.
(2)    The fair value of asset derivatives are included in ‘other assets’ and the fair value of liability derivatives are included in ‘other liabilities.’
(3)    The fair value of TBAs are included in ‘fixed maturities available for sale, at fair value.’
The Company did not hold any derivatives which were designated as hedging instruments at December 31, 2020 or 2019.
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
At December 31, 2020, $138.8 million and $93.0 million, respectively, of asset derivatives and liability derivatives were subject to a master netting agreement compared to $97.8 million and $37.8 million, respectively, at December 31, 2019. The remaining derivatives included in the table above were not subject to a master netting agreement.

ARCH CAPITAL	137	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized contract gains and losses on the Company’s derivative instruments are reflected in net realized gains (losses) in the consolidated statements of income, as summarized in the following table:

Derivatives not designated as hedging instruments	Year Ended December 31,
	2020	2019	2018
Net realized gains (losses):
Futures contracts	$114,987	$114,123	$48,443
Foreign currency forward contracts	49,974	(9,499)	(21,770)
TBAs	1,129	463	(133)
Other	13,585	14,654	(10,904)
Total	$179,675	$119,741	$15,636
12. Variable Interest Entity and Noncontrolling Interests

Watford Holdings Ltd.
In March 2014, Watford raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). The Company invested $100.0 million and acquired 2,500,000 common shares. Watford’s common shares are listed on the Nasdaq Select Global Market under the ticker symbol “WTRE”. As of December 31, 2020, the Company owned approximately 13% of Watford’s outstanding common equity and, as of February 16, 2021, Arch Re Bermuda owned approximately 10.3% of Watford’s common equity.
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
In the 2020 fourth quarter, Arch Capital, Watford Holdings Ltd. and Greysbridge Ltd., a wholly-owned subsidiary of Arch Capital, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) pursuant to which, among other things, Arch Capital agreed to acquire all of the common shares of Watford Holdings Ltd. not owned by Arch for a cash purchase price of $35.00 per common share. Arch Capital has assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd., a wholly-owned subsidiary of Arch Capital (“Greysbridge”). The transaction is expected to close in the first half of 2021 and remains subject to customary closing conditions, including regulatory and shareholder approvals. Upon closing of the transaction, Watford will be wholly owned by Greysbridge and Greysbridge will be owned 40% by Arch Re Bermuda, 30% by certain investment funds managed by Kelso & Company and 30% by certain investment funds managed by Warburg Pincus LLC.

ARCH CAPITAL	138	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the carrying amount and balance sheet caption in which the assets and liabilities of Watford are reported:

	December 31,
	2020	2019
Assets
Investments accounted for using the fair value option (1)	$1,790,385	$1,898,091
Fixed maturities available for sale, at fair value	655,249	745,708
Equity securities, at fair value	52,410	65,338
Cash	211,451	102,437
Accrued investment income	14,679	14,025
Premiums receivable	224,377	273,657
Reinsurance recoverable on unpaid and paid losses and LAE	286,590	170,973
Ceded unearned premiums	122,339	132,577
Deferred acquisition costs, net	53,705	64,044
Receivable for securities sold	37,423	16,287
Goodwill and intangible assets	7,650	7,650
Other assets	75,801	60,070
Total assets of consolidated VIE	$3,532,059	$3,550,857

Liabilities
Reserves for losses and loss adjustment expenses	$1,519,583	$1,263,628
Unearned premiums	407,714	438,907
Reinsurance balances payable	63,269	77,066
Revolving credit agreement borrowings	155,687	484,287
Senior notes	172,689	172,418
Payable for securities purchased	25,881	18,180
Other liabilities	193,494	171,714
Total liabilities of consolidated VIE	$2,538,317	$2,626,200

Redeemable noncontrolling interests	$52,398	$52,305
(1) Included in “other investments” on the Company’s balance sheet.
The following table summarizes Watford’s cash flow from operating, investing and financing activities.

	Year Ended December 31,
	2020	2019	2018
Total cash provided by (used for):
Operating activities	181,736	239,284	229,315
Investing activities	258,589	(140,620)	(285,281)
Financing activities	(335,776)	(61,433)	(2,406)
Non-redeemable noncontrolling interests
The Company accounts for the portion of Watford’s common equity attributable to third party investors in the shareholders’ equity section of its consolidated balance sheets. The noncontrolling ownership in Watford’s common shares was approximately 87% at December 31, 2020. The portion of Watford’s income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests.’
The following table sets forth activity in the non-redeemable noncontrolling interests:

	December 31,
	2020	2019
Balance, beginning of year	$762,777	$791,560
Additional paid in capital attributable to noncontrolling interests	1,334	(2,929)
Repurchases attributable to non-redeemable noncontrolling interests (1)	(2,867)	(75,056)
Amounts attributable to noncontrolling interests	53,076	40,072
Other amounts attributable to noncontrolling interests	(375)	—
Other comprehensive (income) loss attributable to noncontrolling interests	9,062	9,130
Balance, end of year	$823,007	$762,777
(1) During 2020 and 2019, Watford’s board of directors authorized the investment in Watford’s common shares through a share repurchase program.
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

ARCH CAPITAL	139	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred dividends on the Watford Preference Shares, including the accretion of the discount and issuance costs, was $4.4 million for 2020, compared to $17.8 million for 2019 and $19.6 million for 2018.
The following table sets forth activity in the redeemable noncontrolling interests:

	December 31,
	2020	2019	2018
Balance, beginning of year	$55,404	$206,292	$205,922
Redemption of noncontrolling interests	—	(157,709)	—
Accretion of preference share issuance costs	93	244	370
Other	3,051	6,577	—
Balance, end of year	$58,548	$55,404	$206,292
The portion of income or loss attributable to third party investors is recorded in the consolidated statements of income in ‘net (income) loss attributable to noncontrolling interests’ as summarized in the table below:

	December 31,
	2020	2019	2018
Amounts attributable to non-redeemable noncontrolling interests	$(53,076)	$(40,072)	$48,507
Amounts attributable to redeemable noncontrolling interests	(7,114)	(16,909)	(18,357)
Net (income) loss attributable to noncontrolling interests	$(60,190)	$(56,981)	$30,150
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

		Maximum Exposure to Loss
Bellemeade Entities (Issue Date)	Total VIE Assets	On-Balance Sheet (Asset) Liability	Off-Balance Sheet	Total
Dec 31, 2020
Bellemeade 2017-1 Ltd. (Oct-17)	$145,573	$(245)	$844	$599
Bellemeade 2018-1 Ltd. (Apr-18)	250,095	(903)	2,245	1,342
Bellemeade 2018-2 Ltd. (Aug-18)	108,395	(138)	280	142
Bellemeade 2018-3 Ltd. (Oct-18)	302,563	(1,320)	3,262	1,942
Bellemeade 2019-1 Ltd. (Mar-19)	219,256	(1,361)	8,461	7,100
Bellemeade 2019-2 Ltd. (Apr-19)	398,316	(730)	5,201	4,471
Bellemeade 2019-3 Ltd. (Jul-19)	528,084	(861)	5,079	4,218
Bellemeade 2019-4 Ltd. (Oct-19)	468,737	(890)	6,676	5,786
Bellemeade 2020-1 Ltd. (Jun-20) (1)	275,068	(178)	1,012	834
Bellemeade 2020-2 Ltd. (Sep-20) (2)	423,420	(556)	6,839	6,283
Bellemeade 2020-3 Ltd. (Nov-20) (3)	418,158	(631)	9,605	8,974
Bellemeade 2020-4 Ltd. (Dec-20) (4)	321,393	(156)	6,816	6,660
Total	$3,859,058	$(7,969)	$56,320	$48,351
Dec 31, 2019
Bellemeade 2017-1 Ltd. (Oct-17)	$216,429	$(442)	$2,794	$2,352
Bellemeade 2018-1 Ltd. (Apr-18)	328,482	(1,574)	5,757	4,183
Bellemeade 2018-2 Ltd. (Aug-18)	437,009	(877)	2,524	1,647
Bellemeade 2018-3 Ltd. (Oct-18)	426,806	(1,113)	3,937	2,824
Bellemeade 2019-1 Ltd. (Mar-19)	257,358	(226)	3,027	2,801
Bellemeade 2019-2 Ltd. (Apr-19)	525,959	(78)	2,579	2,501
Bellemeade 2019-3 Ltd. (Jul-19)	656,523	(585)	9,273	8,688
Bellemeade 2019-4 Ltd. (Oct-19)	577,267	(302)	12,193	11,891
Total	$3,425,833	$(5,197)	$42,084	$36,887

(1)  An additional $79 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(2)  An additional $26 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(3) An additional $34 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
(4) An additional $16 million capacity was provided directly to Arch MI U.S. by a separate panel of reinsurers and is not reflected in this table.
See Note 8, “Reinsurance.”

ARCH CAPITAL	140	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCI, net of noncontrolling interests:

	Unrealized Appreciation on Available-For-Sale Investments	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2020
Beginning balance	$258,486	$(46,395)	$212,091
Other comprehensive income (loss) before reclassifications	668,996	33,995	702,991
Amounts reclassified from accumulated other comprehensive income	(426,187)	—	(426,187)
Net current period other comprehensive income (loss)	242,809	33,995	276,804
Ending balance	$501,295	$(12,400)	$488,895

Year Ended December 31, 2019
Beginning balance	$(114,178)	$(64,542)	$(178,720)
Other comprehensive income (loss) before reclassifications	491,605	18,147	509,752
Amounts reclassified from accumulated other comprehensive income	(118,941)	—	(118,941)
Net current period other comprehensive income (loss)	372,664	18,147	390,811
Ending balance	$258,486	$(46,395)	$212,091

Year Ended December 31, 2018
Beginning balance	$157,400	$(39,356)	$118,044
Cumulative effect of an accounting change	(149,794)	—	(149,794)
Other comprehensive income (loss) before reclassifications	(266,357)	(25,186)	(291,543)
Amounts reclassified from accumulated other comprehensive income	144,573	—	144,573
Net current period other comprehensive income (loss)	(121,784)	(25,186)	(146,970)
Ending balance	$(114,178)	$(64,542)	$(178,720)
The following tables present details about amounts reclassified from accumulated other comprehensive income and the tax effects allocated to each component of other comprehensive income (loss):

	Consolidated Statement of Income	Amounts Reclassified from AOCI
Details About	Line Item That Includes	Year Ended December 31,
AOCI Components	Reclassification	2020	2019	2018
Unrealized appreciation on available-for-sale investments
	Net realized gains (losses)	$478,659	$131,043	$(153,822)
	Provision for credit losses	(3,597)
	Other-than-temporary impairment losses	(533)	(3,165)	(2,829)
	Total before tax	474,529	127,878	(156,651)
	Income tax (expense) benefit	(48,342)	(8,937)	12,078
	Net of tax	$426,187	$118,941	$(144,573)

ARCH CAPITAL	141	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the related tax effects allocated to each component of other comprehensive income (loss):

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount
Year Ended December 31, 2020
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$754,572	$75,855	$678,717
Less reclassification of net realized gains (losses) included in net income	474,529	48,342	426,187
Foreign currency translation adjustments	33,706	370	33,336
Other comprehensive income (loss)	$313,749	$27,883	$285,866

Year Ended December 31, 2019
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$562,576	$61,805	$500,771
Less reclassification of net realized gains (losses) included in net income	127,878	8,937	118,941
Foreign currency translation adjustments	18,463	353	18,110
Other comprehensive income (loss)	$453,161	$53,221	$399,940

Year Ended December 31, 2018
Unrealized appreciation (decline) in value of investments:
Unrealized holding gains (losses) arising during period	$(294,267)	$(24,210)	$(270,057)
Less reclassification of net realized gains (losses) included in net income	(156,651)	(12,078)	(144,573)
Foreign currency translation adjustments	(25,006)	(176)	(24,830)
Other comprehensive income (loss)	$(162,622)	$(12,308)	$(150,314)

ARCH CAPITAL	142	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Earnings Per Common Share

The calculation of basic earnings per common share is computed by dividing income available to Arch common shareholders by the weighted average number of Common Shares and common share equivalents outstanding. The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$1,465,711	$1,693,300	$727,821
Amounts attributable to noncontrolling interests	(60,190)	(56,981)	30,150
Net income available to Arch	1,405,521	1,636,319	757,971
Preferred dividends	(41,612)	(41,612)	(41,645)
Loss on redemption of preferred shares	—	—	(2,710)
Net income available to Arch common shareholders	$1,363,909	$1,594,707	$713,616

Denominator:
Weighted average common shares outstanding	403,062,179	401,802,815	401,036,376
Series D preferred securities (1)	—	—	3,311,245
Weighted average common shares outstanding – basic	403,062,179	401,802,815	404,347,621
Effect of dilutive common share equivalents:
Nonvested restricted shares	1,682,309	1,673,770	1,474,207
Stock options (2)	5,514,967	8,132,893	7,084,650
Weighted average common shares and common share equivalents outstanding – diluted	410,259,455	411,609,478	412,906,478

Earnings per common share:
Basic	$3.38	$3.97	$1.76
Diluted	$3.32	$3.87	$1.73
(1)     The company has determined that, based on a review of the terms, features and rights of the Company’s non-voting common equivalent preferred shares compared to the rights of the Company’s common shareholders, the underlying common shares that the convertible securities convert to were common share equivalents at the time of their issuance.
(2)    Certain stock options were not included in the computation of diluted earnings per share where the exercise price of the stock options exceeded the average market price and would have been anti-dilutive or where, when applying the treasury stock method to in-the-money options, the sum of the proceeds, including unrecognized compensation, exceeded the average market price and would have been anti-dilutive. For 2020, 2019 and 2018, the number of stock options excluded were 2,249,821, 1,302,017 and 5,673,821, respectively.
15.     Income Taxes

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

ARCH CAPITAL	143	2020 FORM 10-K

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
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2020	2019	2018
Current expense (benefit):
United States	$181,571	$139,407	$73,078
Non-U.S.	16,091	4,954	12,785
	197,662	144,361	85,863
Deferred expense (benefit):
United States	(89,170)	11,849	19,544
Non-U.S.	3,346	(400)	8,544
	(85,824)	11,449	28,088
Income tax expense	$111,838	$155,810	$113,951
The Company’s income or loss before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2020	2019	2018
Income (Loss) Before Income Taxes:
Bermuda	$1,114,117	$1,122,952	$388,492
United States	409,893	701,480	440,823
Other	53,539	24,678	12,457
Total	$1,577,549	$1,849,110	$841,772
The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The 2020 applicable statutory tax rates by jurisdiction were as follows: Bermuda (0.0%), United States (21.0%), United Kingdom (19.0%), Ireland (12.5%), Denmark (22.0%), Canada (26.5%), Gibraltar (10.0%), Australia (30.0%), Hong Kong (16.5%) and the Netherlands (16.5%).
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	Year Ended December 31,
	2020	2019	2018
Expected income tax expense (benefit) computed on pre-tax income at weighted average income tax rate	$111,947	$149,799	$91,529
Addition (reduction) in income tax expense (benefit) resulting from:
Tax-exempt investment income	(1,824)	(3,091)	(4,790)
Meals and entertainment	547	1,134	1,060
State taxes, net of U.S. federal tax benefit	5,027	3,314	2,086
Foreign branch taxes	2,094	1,231	5,428
Prior year adjustment	3,983	632	(2,522)
Foreign exchange gains & losses	(1,736)	436	1,293
Changes in applicable tax rate	—	—	(128)
Dividend withholding taxes	7,105	6,510	6,594
Change in valuation allowance	13,190	1,628	18,396
Contingent consideration	9	190	740
Share based compensation	(2,533)	(6,592)	(5,356)
Intercompany loan write-off	(22,083)	—	—
Other	(3,888)	619	(379)
Income tax expense (benefit)	$111,838	$155,810	$113,951
The effect of a change in tax laws or rates on deferred taxes assets and liabilities is recognized in income in the period in which such change is enacted.
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

ARCH CAPITAL	144	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Net operating loss	$67,142	$30,836
Uncrystallized losses	2,926	1,565
AMT credit carryforward	—	1,323
Discounting of net loss reserves	74,247	52,582
Net unearned premium reserve	66,368	64,269
Compensation liabilities	27,351	21,693
Foreign tax credit carryforward	19,160	9,521
Interest expense	622	—
Goodwill and intangible assets	14,450	11,644
Bad debt reserves	1,864	5,983
Lease liability	23,604	26,438
Net unrealized foreign exchange gains	165	598
Other, net	1,725	206
Deferred tax assets before valuation allowance	299,624	226,658
Valuation allowance	(88,255)	(48,219)
Deferred tax assets net of valuation allowance	211,369	178,439
Deferred income tax liabilities:
Depreciation and amortization	(495)	(1,215)
Deposit accounting liability	(1,751)	(2,169)
Contingency reserve	(64,593)	(132,831)
Deferred policy acquisition costs	(42,045)	(29,847)
Net unrealized appreciation of investments	(66,681)	(38,764)
Right-of-use asset	(19,239)	(23,416)
Other, net	(843)	(3,680)
Total deferred tax liabilities	(195,647)	(231,922)
Net deferred income tax assets (liabilities)	$15,722	$(53,483)
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2020, the Company’s valuation allowance was $88.3 million, compared to $48.2 million at December 31, 2019. The valuation allowance in both periods was primarily attributable to valuation allowance on the Company’s U.K. Canadian and Australian operations and certain other deferred tax assets relating to loss carryforwards that have a limited use.
At December 31, 2020, the Company’s net operating loss carryforwards and tax credits were as follows:

	Year Ended December 31,
	2020	Expiration
Operating Loss Carryforwards
United Kingdom	$237,277	No expiration
Ireland	11,336	No expiration
Australia	37,995	No expiration
Hong Kong	21,094	No expiration
Denmark	23	No expiration
United States (1)	27,425	2029 - 2038

Tax Credits
U.K. foreign tax credits	19,160	No expiration
U.S. refundable AMT credits	0	No expiration
(1) On January 30, 2014, the Company’s U.S. mortgage operations underwent an ownership change for U.S. federal income tax purposes as a result of the Company’s acquisition of the CMG Entities. As a result of this ownership change, a limitation has been imposed upon the utilization of approximately $8.3 million of the Company’s existing U.S. net operating loss carryforwards. Utilization is limited to approximately $0.6 million per year in accordance with Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”).
The Company’s U.S. mortgage operations are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the U.S. Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the statutory contingency reserves. T&L Bonds are reflected in ‘other assets’ on the Company’s balance sheet and totaled approximately $88.1 million at December 31, 2020, compared to $207.0 million at December 31, 2019.
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

ARCH CAPITAL	145	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such earnings were remitted. Distributions from the U.K. or Ireland would not be subject to withholding tax and no deferred income tax liability would need to be accrued.
The Company recognizes interest and penalties relating to unrecognized tax benefits in the provision for income taxes. As of December 31, 2020, the Company’s total unrecognized tax benefits, including interest and penalties, were $2.0 million. If recognized, the full amount of the unrecognized tax benefit would impact the consolidated effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019
Balance at beginning of year	$2,008	$2,008
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$2,008	$2,008
The Company or its subsidiaries or branches files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The following table details open tax years that are potentially subject to examination by local tax authorities, in the following major jurisdictions:

Jurisdiction	Tax Years
United States	2015-2020
United Kingdom	2019-2020
Ireland	2016-2020
Canada	2016-2020
Switzerland	2017-2020
Denmark	2016-2020
Australia	2016-2020
As of December 31, 2020, the Company’s current income tax payable (included in “Other liabilities”) was $9.2 million.
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
In the 2019 fourth quarter, Barbican entered into certain reinsurance and related transactions with Premia pursuant to which Premia assumed a transfer of liability for the 2018 and prior years of account of Barbican as of July 1, 2019. Barbican recorded reinsurance recoverable on unpaid and paid losses and funds held liability of $199.8 million and $149.6 million, respectively at December 31, 2020, compared to $177.7 million and $180.0 million, respectively, at December 31, 2019.
In the 2020 fourth quarter, Arch Capital and Arch Re Bermuda entered into agreements pursuant to which Arch Re Bermuda, together with certain co-investors, expect to acquire all of the common shares of Watford Holdings Ltd, subject to customary closing conditions including regulatory and shareholder approval. See note 12, “Variable Interest Entity and Noncontrolling Interests.”

Certain directors and executive officers of the Company own common and preference shares of Watford. See note 12, “Variable Interest Entity and Noncontrolling Interests,” for information about Watford.

ARCH CAPITAL	146	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Leases

In the ordinary course of business, the Company renews and enters into new leases for office property and equipment. At the lease inception date, the Company determines whether a contract contains a lease and its classification as a finance or operating lease. Primarily all of the Company’s leases are classified as operating leases. The Company’s operating leases have remaining lease terms of up to 10 years, some of which include options to extend the lease term. The Company considers these options when determining the lease term and measuring its lease liability and right-of-use asset. In addition, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

Additional information regarding the Company’s operating leases is as follows:

	December 31,
	2020	2019
Operating lease costs	$31,826	$30,478
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$30,365	$27,521
Right-of-use assets obtained in exchange for new lease liabilities	$12,060	$7,445
Right-of-use assets (1)	$115,911	$131,661
Operating lease liability (1)	$136,015	$150,519
Weighted average discount rate	3.9%	3.9%
Weighted average remaining lease term	5.8 years	6.4 years
(1)    The right-of-use assets are included in ‘other assets’ while the operating lease liability is included in ‘other liabilities.’

The following table presents the contractual maturities of the Company's operating lease liabilities at December 31, 2020:

Years Ending December 31,
2021	$32,309
2022	30,357
2023	25,828
2024	19,480
2025	13,017
2026 and thereafter	31,318
Total undiscounted lease liability	152,309
Less: present value adjustment	(16,294)
Operating lease liability	136,015

All of these leases are for the rental of office space, with expiration terms that range from 2021 to 2030. Rental expense was approximately $31.8 million, $30.5 million and $27.6 million for 2020, 2019 and 2018, respectively.

At December 31, 2020, the Company has entered into certain financing lease agreements. The future lease payments for the Company’s financing leases are expected to be $2.1 million for 2021.
18.    Commitments and Contingencies

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

ARCH CAPITAL	147	2020 FORM 10-K

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

Broker	Year Ended December 31,
	2020	2019	2018
Marsh & McLennan Companies and its subsidiaries	13.3%	9.6%	9.3%
Aon Corporation and its subsidiaries	12.0%	12.2%	11.4%
No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for 2020, 2019 and 2018.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2020 other than investments issued or guaranteed by the United States government or its agencies.
Investment Commitments
The Company’s investment commitments, which are primarily related to agreements entered into by the Company to invest in funds and separately managed accounts when called upon, were approximately $2.1 billion and $1.7 billion at December 31, 2020 and 2019, respectively.
Purchase Obligations
The Company has also entered into certain agreements which commit the Company to purchase goods or services, primarily related to software and computerized systems. Such purchase obligations were approximately $73.0 million and $55.6 million at December 31, 2020 and 2019, respectively.
Employment and Other Arrangements
At December 31, 2020, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
19.    Debt and Financing Arrangements

The Company’s senior notes payable at December 31, 2020 and 2019 were as follows:

			Carrying Amount at
	Interest	Principal	December 31,
	(Fixed)	Amount	2020	2019
2034 notes (1)	7.350%	300,000	297,367	297,254
2043 notes (2)	5.144%	500,000	494,944	494,831
2026 notes (3)	4.011%	500,000	497,211	496,806
2046 notes (4)	5.031%	450,000	445,402	445,317
2050 notes (5)	3.635%	1,000,000	988,500	—
Watford notes (6)	6.500%	140,000	137,689	137,418
		$2,890,000	$2,861,113	$1,871,626
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
(4) Senior notes of Arch Finance issued on December 8, 2016 and due December 15, 2046 (“2046 notes”), fully and unconditionally guaranteed by Arch Capital
(5) Senior notes of Arch Capital issued on June 30, 2020 and due June 30, 2050.
(6) Senior notes of Watford issued on July 2, 2019 and due July 2, 2029, reflecting the elimination of amounts owned by Arch-U.S.
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

ARCH CAPITAL	148	2020 FORM 10-K

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
On July 2, 2019, Watford completed an offering of $175.0 million in aggregate principal amount of its 6.5% senior notes, due July 2, 2029 (“Watford Senior Notes”). Interest on the Watford Senior Notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The $172.3 million net proceeds from the offering were used to redeem a portion of Watford Preference Shares. The Company purchased $35.0 million in aggregate principal amount of the Watford Senior Notes.
Letter of Credit and Revolving Credit Facilities
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.
On December 17, 2019, Arch Capital and certain of its subsidiaries entered into a $750.0 million five-year credit facility (the “Credit Facility”) with a syndication of lenders.
The Credit Facility consists of a $250.0 million secured facility for letters of credit (the “Secured Facility”) and a $500.0 million unsecured facility for revolving loans and letters of credit (the “Unsecured Facility”). Obligations of each borrower under the Secured Facility for letters of credit are secured by cash and eligible securities of such borrower held in collateral accounts. Commitments under the Credit Facility may be increased up to, but not exceeding, an aggregate of $1.3 billion. Arch Capital has a one-time option to convert any or all outstanding revolving loans of Arch Capital and/or Arch-U.S. to term loans with the same terms as the revolving loans except that any prepayments may not be re-borrowed. Arch-U.S. guarantees the obligations of Arch Capital, and Arch Capital guarantees the obligations of Arch-U.S. Borrowings of revolving loans may be made at a variable rate based on LIBOR or an alternative base rate at the option of Arch Capital. Arch Capital and its lenders may agree on a LIBOR successor rate at the appropriate time to address the replacement of LIBOR. Secured letters of credit are available for issuance on behalf of certain Arch Capital subsidiaries. The Credit Facility is structured such that each party that requests a letter of credit or borrowing does so only for itself and its own obligations.
The Credit Facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, consolidated tangible net worth, minimum shareholders’ equity levels and minimum financial strength ratings. Arch Capital and its subsidiaries which are party to the agreement were in compliance with all covenants contained therein at December 31, 2020.
Commitments under the Credit Facility will expire on December 17, 2024, and all loans then outstanding must be repaid. Letters of credit issued under the Unsecured Facility will not have an expiration date later than December 17, 2025.
Under the $250.0 million secured letter of credit facility, Arch Capital’s subsidiaries had $218.4 million of letters of credit outstanding and remaining capacity of $31.6 million at December 31, 2020. In addition, certain of Arch Capital’s subsidiaries had outstanding secured and unsecured letters of credit of $250.0 million and $26.2 million respectively, which were issued in the normal course of business.
When issued, all secured letters of credit are secured by a portion of the investment portfolio. At December 31, 2020, these letters of credit were secured by investments with a fair value of $262.4 million.
Watford has access to a $100 million secured letter of credit facility expiring on May 16, 2021, a $50 million unsecured letter of credit facility which auto extends on September 17, 2021 and a $440 million secured credit facility expiring on November 30, 2021 that provides for borrowings and the

ARCH CAPITAL	149	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance of letters of credit not to exceed $220 million. Borrowings of revolving loans may be made by Watford at a variable rate based on LIBOR or an alternative base rate at the option of Watford. At December 31, 2020, Watford had $126.0 million in outstanding letters of credit under the facilities and $155.7 million of borrowings outstanding under the secured credit facility, backed by Watford’s investment portfolio. Watford was in compliance with all covenants contained in these credit facilities at December 31, 2020. The Company does not guarantee or provide credit support for Watford, and the Company’s financial exposure to Watford is limited to its investment in Watford’s senior notes, common and preferred shares and counterparty credit risk (mitigated by collateral) arising from the reinsurance transactions.
The Company’s outstanding revolving credit agreement borrowings were as follows:

	Year Ended December 31,
	2020	2019
Arch Capital	$—	$—
Watford	155,687	484,287
Total	$155,687	$484,287
20.    Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets (indefinite life)	Intangible assets (finite life)	Total
Net balance at Dec. 31, 2018	$249,620	$61,874	$323,426	$634,920
Acquisitions	74,780	24,431	82,482	181,693
Amortization	—	—	(82,104)	(82,104)
Impairment (1)	—	(1,000)	—	(1,000)
Foreign currency movements and other adjustments	2,151	606	1,817	4,574
Net balance at Dec. 31, 2019	326,551	85,911	325,621	738,083
Acquisitions (2)	—	—	39,178	39,178
Amortization	—	—	(69,031)	(69,031)
Impairment	—	—	—	—
Foreign currency movements and other adjustments	(11,922)	(6,692)	3,247	(15,367)
Net balance at Dec. 31, 2020	$314,629	$79,219	$299,015	$692,863

Gross balance at Dec. 31, 2020	$318,043	$77,896	$784,921	$1,180,860
Accumulated amortization	—	—	(489,828)	(489,828)
Foreign currency movements and other adjustments	(3,414)	1,323	3,922	1,831
Net balance at Dec. 31, 2020	$314,629	$79,219	$299,015	$692,863
(1)    The impairment to the indefinite-lived intangible assets during the year ended December 31, 2019 of $1.0 million related to insurance licenses from the acquisition of UGC.
(2)    Certain amounts for the Company’s 2020 acquisitions are considered provisional.

ARCH CAPITAL	150	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of goodwill and intangible assets:

	Gross Balance	Accumulated Amortization	Foreign Currency Translation Adjustment and Other	Net Balance
Dec. 31, 2020
Acquired insurance contracts	$451,505	$(381,349)	$284	$70,440
Operating platform	52,674	(44,347)	60	8,387
Distribution relationships	285,141	(71,383)	3,450	217,208
Goodwill	318,043	—	(3,414)	314,629
Insurance licenses	55,981	—	—	55,981
Syndicate capacity	21,915	—	1,324	23,239
Unfavorable service contract	(9,533)	9,147	—	(386)
Other	5,134	(1,896)	127	3,365
Total	$1,180,860	$(489,828)	$1,831	$692,863

Dec. 31, 2019
Acquired insurance contracts	$452,470	$(336,559)	$310	$116,221
Operating platform	52,674	(39,571)	(259)	12,844
Distribution relationships	243,838	(50,542)	212	193,508
Goodwill	331,448	—	(4,897)	326,551
Insurance licenses	63,390	—	—	63,390
Syndicate capacity	21,915	—	605	22,520
Unfavorable service contract	(9,533)	8,657	—	(876)
Other	5,134	(1,279)	70	3,925
Total	$1,161,336	$(419,294)	$(3,959)	$738,083
The estimated remaining amortization expense for the Company’s intangible assets with finite lives is as follows:

2021	$56,269
2022	42,211
2023	40,014
2024	34,985
2025	19,919
2026 and thereafter	105,617
Total	$299,015
The estimated remaining useful lives of these assets range from one to sixteen years at December 31, 2020.
Other than the impairments described above, the Company’s annual impairment reviews for goodwill and intangible assets did not result in the recognition of impairment losses for 2020 and 2019.
21.    Shareholders’ Equity

Authorized and Issued
The authorized share capital of Arch Capital consists of 1.8 billion Common Shares, par value of $0.0011 per share, and 50 million Preferred Shares, par value of $0.01 per share.
Common Shares
The following table presents a roll-forward of changes in Arch Capital’s issued and outstanding Common Shares:

	Year Ended December 31,
	2020	2019	2018
Common Shares:
Shares issued and outstanding, beginning of year	574,617,195	570,737,283	549,872,226
Shares issued (1)	2,646,164	2,835,994	2,757,506
Conversion of Series D preferred shares (2)	—	—	17,022,600
Restricted shares issued, net of cancellations	1,737,482	1,043,918	1,084,951
Shares issued and outstanding, end of year	579,000,841	574,617,195	570,737,283
Common shares in treasury, end of year	(172,280,199)	(168,997,994)	(168,282,449)
Shares issued and outstanding, end of year	406,720,642	405,619,201	402,454,834
(1)    Includes shares issued from the exercise of stock options and stock appreciation rights, the vesting of restricted share units and shares issued from the employee share purchase plan.
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

ARCH CAPITAL	151	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program
The board of directors of Arch Capital has authorized the investment in Arch Capital’s common shares through a share repurchase program. At December 31, 2020, $916.5 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions through December 31, 2021. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. See note 27, “Subsequent Events”.
Repurchases of Arch Capital’s common shares in connection with the share repurchase plan and other share-based transactions were held in the treasury under the cost method, and the cost of the common shares acquired is included in ‘Common shares held in treasury, at cost.’ At December 31, 2020, Arch Capital held 172.3 million shares for an aggregate cost of $2.5 billion in treasury, at cost.
The Company’s repurchases under the share repurchase program were as follows:

	Year Ended December 31,
	2020	2019	2018
Aggregate cost of shares repurchased	$83,472	$2,871	$282,762
Shares repurchased	2,850,102	110,598	10,559,850
Average price per share repurchased	$29.29	$25.96	$26.78
Since the inception of the share repurchase program through December 31, 2020, Arch Capital has repurchased approximately 389.2 million common shares for an aggregate purchase price of $4.1 billion.
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
In June 2017, Arch Capital completed an underwritten public secondary offering of 21,265,860 common shares by AIG following transfer of 708,862 Series D Preferred Shares. In March 2018, Arch Capital completed an underwritten public secondary offering of 17,022,600 common shares by AIG following transfer of 567,420 Series D Preferred Shares. Proceeds from the sale of common shares pursuant to the public offering were received by AIG. At December 31, 2020 and 2018, no Series D Preferred Shares were outstanding.
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

ARCH CAPITAL	152	2020 FORM 10-K

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
22.    Share-Based Compensation

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
The 2018 Long-Term Incentive and Share Award Plan (the “2018 Plan”) became effective as of May 9, 2018 following approval by shareholders of the Company. The 2018 Plan provides for the issuance of restricted stock units, performance units, restricted shares, performance shares, stock options and stock appreciation rights and other equity-based awards to our employees and directors. The 2018 Plan authorizes the issuance of 34,500,000 common shares and will terminate as to future awards on February 28, 2028. At December 31, 2020, 17,284,108 shares are available for future issuance.
The 2015 Long Term Incentive and Share Award Plan (the (“2015 Plan”) authorizes the issuance of 12,900,000 common shares and became effective as of May 7, 2015 following approval by shareholders of the Company. The 2015 Plan provides for the issuance of share-based awards to our employees and directors and will terminate as to future awards on February 26, 2025. At December 31, 2020, 555,759 shares are available for future issuance.
The 2012 Long Term Incentive and Share Award Plan (the “2012 Plan”) became effective as of May 9, 2012 following approval by shareholders of the Company. The 2012 Plan authorizes the issuance of 22,301,772 common shares and will terminate as to future awards on February 28, 2022. At December 31, 2020, 502,994 shares are available for grant under the 2012 Plan.
Upon shareholder approval on May 6, 2016, the Amended and Restated Arch Capital Group Ltd. 2007 Employee Share

ARCH CAPITAL	153	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Plan (the “ESPP”) became effective and a total of 4,689,777 common shares were reserved for issuance. The purpose of the ESPP is to give employees of Arch Capital and its subsidiaries an opportunity to purchase common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of Arch Capital and its subsidiaries. The ESPP is designed to qualify as an “employee share purchase plan” under Section 423 of the Code. At December 31, 2020, 2,267,676 shares remain available for issuance.
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

	Year Ended December 31,
	2020	2019	2018
Dividend yield	—%	—%	—%
Expected volatility	16.6%	18.1%	21.3%
Risk free interest rate	1.2%	2.5%	2.8%
Expected option life	6.0 years	6.0 years	6.0 years
A summary of stock option and SAR activity under the Company’s Long Term Incentive and Share Award Plans during 2020 is presented below:

	Year Ended December 31, 2020
	Number of Options / SARs	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	18,853,018	$20.94
Granted	1,121,833	$42.34
Exercised	(1,981,216)	$10.92
Forfeited or expired	(154,302)	$30.13
Outstanding, end of year	17,839,333	$23.32	4.74	$234,659
Exercisable, end of year	15,132,810	$21.30	4.10	$223,908
The aggregate intrinsic value of stock options and SARs exercised represents the difference between the exercise price of the stock options and SARs and the closing market price of the Company’s common shares on the exercise dates. During 2020, the Company received proceeds of $5.0 million from the exercise of stock options and recognized a tax benefit of $3.0 million from the exercise of stock options and SARs.

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$8.14	$7.90	$7.50
Aggregate intrinsic value of Options/SARs exercised	$59,723	$51,350	$43,468
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
A summary of restricted share and restricted unit activity under the Company’s Long Term Incentive and Share Award Plans for 2020 is presented below:

	Restricted Common Shares	Restricted Unit Awards
Unvested Shares:
Unvested balance, beginning of year	1,045,921	1,563,012
Granted	1,328,033	207,297
Vested	(697,090)	(620,905)
Forfeited	(41,019)	(27,685)
Unvested balance, end of year	1,635,845	1,121,719

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$31.02	$30.07
Granted	$37.58	$37.32
Vested	$30.86	$29.99
Forfeited	$33.91	$30.76
Unvested balance, end of year	$36.34	$31.43

ARCH CAPITAL	154	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted average grant date fair value of restricted shares and restricted unit awards granted and the aggregate fair value of restricted shares and unit awards vesting in each year.

	Year Ended December 31,
	2020	2019	2018
Restricted shares and restricted unit awards granted	1,535,330	1,195,741	1,563,287
Weighted average grant date fair value	$37.55	$32.89	$26.86
Aggregate fair value of vested restricted share and unit awards	$39,703	$46,262	$39,898
The aggregate intrinsic value of restricted units outstanding at December 31, 2020 was $40.5 million.
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

	Year Ended December 31,
	2020	2019	2018
Expected volatility	18.1%	17.1%	16.2%
Risk free interest rate	1.1%	2.5%	2.6%

	Performance Shares	Performance Units
Unvested Shares:
Unvested balance, beginning of year	1,400,914	23,767
Granted	548,906	8,298
Vested	—	—
Forfeited	(98,438)	—
Unvested balance, end of year	1,851,382	32,065

Weighted Average Grant Date Fair Value:
Unvested balance, beginning of year	$30.29	$29.75
Granted	$44.17	$44.17
Vested	$—	$—
Forfeited	$30.01	$—
Unvested balance, end of year	$34.42	$33.48
The following table presents the weighted average grant date fair values of performance awards granted.

	Year Ended December 31,
	2020	2019	2018
Performance awards	557,204	696,360	743,513
Weighted average grant date fair value	$44.17	$36.05	$24.77
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

	Year Ended December 31,
	2020	2019	2018
Pre-Tax
Stock options and SARs	$11,744	$12,866	$16,272
Restricted share and unit awards	41,284	38,988	34,025
Performance awards	14,729	8,949	4,414
ESPP	2,135	3,045	1,224
Total	$69,892	$63,848	$55,935

After-Tax
Stock options and SARs	$10,388	$11,450	$14,894
Restricted share and unit awards	34,599	32,999	29,044
Performance awards	13,380	8,295	4,127
ESPP	1,978	2,758	1,114
Total	$60,345	$55,502	$49,179

	December 31, 2020
	Stock Options and SARs	Restricted Common Shares and Units	Performance Common Shares and Units
Unrecognized compensation cost related to unvested awards	$9,333	$52,726	$9,450
Weighted average recognition period (years)	1.02	1.48	0.66
23.    Retirement Plans

For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For 2020, 2019 and 2018, the Company expensed $52.0 million, $44.8 million and $40.8 million, respectively, related to these retirement plans.

ARCH CAPITAL	155	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2020, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.
25.    Statutory Information

The Company’s insurance and reinsurance subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities.
The actual and required statutory capital and surplus for the Company’s principal operating subsidiaries at December 31, 2020 and 2019:

	December 31,
	2020	2019
Actual capital and surplus (1):
Bermuda	$16,193,415	$13,511,729
Ireland	883,337	721,439
United States	4,904,840	4,440,848
United Kingdom	967,440	748,276
Canada	64,286	61,351

Required capital and surplus:
Bermuda	$6,431,413	$5,492,968
Ireland	701,161	542,703
United States	1,644,324	1,697,640
United Kingdom	601,662	349,328
Canada	37,441	32,763
(1)Such amounts include ownership interests in affiliated insurance and reinsurance subsidiaries.
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
The statutory net income (loss) for the Company’s principal operating subsidiaries for 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory net income (loss):
Bermuda	$1,665,261	$1,876,416	$919,554
Ireland	18,397	26,367	29,223
United States	143,271	481,188	292,831
United Kingdom	4,078	(17,423)	(18,467)
Canada	(1,049)	(1,023)	2,525
Bermuda
The Company has two Bermuda based subsidiaries: Arch Re Bermuda, a Class 4 general business insurer and Class C long-term insurer, and Watford, a Class 4 general business insurer. Under the Bermuda Insurance Act 1978 (the “Insurance Act”), these subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement as determined by the Bermuda Monetary Authority (“BMA”). The enhanced capital requirement is calculated based on the Bermuda Solvency Capital Requirement model, a risk-based model that takes into account the risk characteristics of different aspects of the company’s business. At December 31, 2020 and 2019, all such requirements were met.

The ability of these subsidiaries to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act, Arch Re Bermuda is restricted with respect to the payment of dividends. Arch Re Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Arch Re Bermuda can pay approximately $3.8 billion to Arch Capital during 2021 without providing an affidavit to the BMA.
Ireland
The Company has three Irish subsidiaries: Arch Re Europe, an authorized life and non-life reinsurer, Arch Insurance (EU), an authorized non-life insurer and Arch Underwriting Europe, a registered insurance and reinsurance intermediary. Irish authorized reinsurers and insurers, such as Arch Re Europe, Arch Insurance (EU) and Irish intermediaries, such as Arch Underwriters Europe, are also subject to the general body of Irish laws and regulations including the provisions of the Companies Act 2014. As part of the Company’s Brexit
156

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan, Arch Insurance (EU) received approval from the Central Bank of Ireland (“CBOI”) to expand the nature of its business in 2019 commenced writing insurance lines in the European Economic Area in 2020, and the Part VII Transfer was completed at the end of December 2020. Arch Re Europe, Arch Insurance (EU) and Arch Underwriters Europe are subject to the supervision of the CBOI and must comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBOI. Arch Re Europe and Arch Insurance (EU) are required to maintain a minimum level of capital. At December 31, 2020 and 2019, these requirements were met.

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

Dividends or distributions, if any, made by Arch Re U.S. would result in an increase in available capital at Arch-U.S., the Company’s U.S. holding company. Arch Re U.S. can declare a maximum of approximately $147.6 million of dividends during 2021 subject to the approval of the Commissioner of the Delaware Department of Insurance.
AMIC and UGRIC have each been approved as an eligible mortgage insurer by Fannie Mae and Freddie Mac, subject to maintaining certain ongoing requirements (“eligible mortgage insurers”). In April 2015, the GSEs published comprehensive, revised requirements, known as the Private Mortgage Insurer Eligibility Requirements or “PMIERs.” As clarified and revised by the Guidance Letters issued by the GSEs in December 2016 and March 2017, the PMIERs apply to the Company’s eligible mortgage insurers, but do not apply to Arch Mortgage Guaranty Company, which is not GSE-approved.
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
The Company’s U.S. mortgage insurance subsidiaries are subject to detailed regulation by their domiciliary and primary regulators, the Wisconsin Office of the Commissioner of Insurance (“Wisconsin OCI”) for Arch Mortgage Insurance Company and Arch Mortgage Guaranty Company, the North Carolina Department of Insurance (“NC DOI”) for United Guaranty Residential Insurance Company, and by state insurance departments in each state in which they are licensed. As mandated by state insurance laws, mortgage insurers are generally mono-line companies restricted to writing a single type of insurance business, such as mortgage insurance business. Each company is subject to either Wisconsin or North Carolina statutory requirements as to payment of dividends. Generally, both Wisconsin and North Carolina law precludes any dividend before giving at least 30 days’ notice to the Wisconsin OCI or NC DOI, as applicable, and prohibits paying any dividend unless it is fair and reasonable to do so. In addition, the state regulators and the GSEs limit or restrict our eligible mortgage insurers’ ability to pay stockholder dividends or otherwise return capital to shareholders. Under respective states law, our U.S. mortgage subsidiaries can declare a maximum of approximately $143.1 million of ordinary dividends in 2021, however, dividend capacity is limited by the respective companies unassigned surplus amounts. In certain instances, approval by the GSEs would be required for dividends or other forms of return of capital to shareholders due to the requirements under PMIERs, including the minimum required assets imposed on our eligible mortgage insurers by the GSEs. Such dividend would result in an increase in available capital at Arch U.S. MI Holdings Inc., a subsidiary of Arch-U.S. The ability of the Company’s U.S. mortgage insurance subsidiaries to pay dividends is subject to prior notifications and approval through June 30, 2021, pursuant the GSEs’ PMIERs guidance related to COVID-19.
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

ARCH CAPITAL	157	2020 FORM 10-K

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
United Kingdom
The Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) regulate insurance and reinsurance companies and the FCA regulates firms carrying on insurance mediation activities operating in the U.K., both under the Financial Services and Markets Act 2000. The Company’s U.K. insurance operations are conducted through Arch Insurance (U.K.), Lloyds syndicates: Arch Syndicate 2012 and Arch Syndicate 1955. Arch Managing Agency Limited (“AMAL”) is the managing agent of Arch Syndicate 2012 and Arch Syndicate 1955. Arch Syndicate 2012 and Arch Syndicate 1955 provide access to Lloyd’s extensive distribution network and worldwide licenses. AMAL also acts as managing agent for third party members of Arch Syndicate 1955. All U.K. companies are also subject to a range of statutory provisions, including the laws and regulations of the Companies Acts 2006 (as amended) (the “U.K. Companies Acts”).
Arch Insurance (U.K.) and AMAL must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority. The regulations stipulate that insurers are required to maintain the minimum capital requirement and solvency capital requirement at all times. At December 31, 2020 and 2019, our subsidiaries were in compliance with these requirements.
As corporate members of Lloyd’s, AMAL (as managing agent of Arch Syndicate 2012 and Arch Syndicate 1955) and each syndicate’s respective corporate members are subject to the oversight of the Council of Lloyd’s. The capital required to support a Syndicate’s underwriting capacity, or funds at Lloyd’s, is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the PRA. The Company has provided capital to support the underwriting of Arch Syndicate 2012 and Arch Syndicate
1955 in the form of pledged assets provided by Arch Re Bermuda. The amount which the Company provides as funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Lloyd’s is supervised by the PRA and required to implement certain rules prescribed by the PRA under the Lloyd’s Act of 1982 regarding the operation of the Lloyd’s market. With respect to managing agents and corporate members, Lloyd’s prescribes certain minimum standards relating to management and control, solvency and other requirements and monitors managing agents’ compliance with such standards.
Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends, but the PRA or FCA, as applicable, requires that insurance companies and insurance intermediaries maintain certain solvency margins and may restrict the payment of a dividend by Arch Insurance (U.K.) and AMAL.
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

ARCH CAPITAL	158	2020 FORM 10-K

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    Unaudited Condensed Quarterly Financial Information

The following table summarizes the 2020 and 2019 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2020
Net premiums written	$1,758,015	$1,874,144	$1,668,311	$2,137,246
Net premiums earned	1,811,045	1,771,092	1,665,354	1,744,444
Net investment income	114,458	128,512	131,485	145,153
Net realized gains (losses)	353,333	280,499	556,588	(366,960)
Underwriting income (loss)	220,987	96,604	(22,539)	154,050
Net income (loss) attributable to Arch	543,544	419,039	298,821	144,117
Preferred dividends	(10,403)	(10,403)	(10,403)	(10,403)
Net income (loss) available to Arch common shareholders	533,141	408,636	288,418	133,714
Net income (loss) per common share -- basic	$1.32	$1.01	$0.72	$0.33
Net income (loss) per common share -- diluted	$1.30	$1.00	$0.71	$0.32

Year Ended December 31, 2019
Net premiums written	$1,455,453	$1,613,457	$1,444,898	$1,525,259
Net premiums earned	1,515,882	1,438,023	1,463,727	1,368,866
Net investment income	154,263	161,488	155,038	156,949
Net realized gains (losses)	40,830	61,355	120,757	140,256
Underwriting income (loss)	251,421	231,262	293,134	260,148
Net income (loss) attributable to Arch	326,384	392,453	468,954	448,528
Preferred dividends	(10,403)	(10,403)	(10,403)	(10,403)
Net income (loss) available to Arch common shareholders	315,981	382,050	458,551	438,125
Net income (loss) per common share -- basic	$0.78	$0.95	$1.14	$1.09
Net income (loss) per common share -- diluted	$0.76	$0.92	$1.12	$1.07
27.    Subsequent Events

Coface
On February 10, 2021, the Company announced that it had completed the share purchase agreement with Natixis to purchase a 29.5% stake in Coface, a France-based leader in the global trade credit insurance market. The consideration paid was €9.95 per share, or an aggregate €453 million including related fees. In connection with our minority stake in Coface, the Company has four representatives on the Coface Board of Directors.
Share Repurchases
From January 1 to February 24, 2021, the Company repurchased approximately 4.6 million common shares for an aggregate purchase price of $154.9 million. At February 24, 2021 approximately $761.6 million of repurchases were available under the share repurchase program.
Reinsurance to Close
As part of the Company’s acquisition of Barbican, on February 18, 2021, the Company entered into an agreement with Premia Managing Agency Limited for the Reinsurance to Close (“RITC”) of Syndicate 1955’s 2018 underwriting year of account into Premia Syndicate 1884’s 2021 underwriting year of account. The RITC covers legacy business underwritten by Syndicate 1955 on the underwriting 2018 and prior years of account and under the agreement, approximately $380 million of net liabilities transferred to Syndicate 1884, with an effective date of January 1, 2021.
Texas Winter Storm
In February 2021, a winter storm struck Texas and other parts of the southern U.S., resulting in significant insured losses. It is too early to reasonably estimate losses for this recent event given the significant unknowns, the early stage of the damage assessment process and the unusual nature of the event.

ARCH CAPITAL	159	2020 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2020, for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
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
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2020, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ARCH CAPITAL	160	2020 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement (“Proxy Statement”) for our annual meeting of shareholders to be held in 2021, which we intend to file with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s fiscal year which ended on December 31, 2020. Copies of our code of ethics applicable to our chief executive officer, chief financial officer and principal accounting officer or controller are available free of charge to investors upon written request addressed to the attention of Arch Capital’s corporate secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. In addition, our code of ethics and certain other basic corporate documents, including the charters of our audit committee, compensation committee and nominating committee are posted on our website.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2020, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	161	2020 FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2020, which Proxy Statement is incorporated by reference.
The following information is as of December 31, 2020:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options(1), Warrants and Rights	Weighted-Average Exercise Price of Outstanding Stock Options(1), Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	18,993,117	$23.32	20,610,537
Equity compensation plans not approved by security holders	—	—	—
Total	18,993,117	$23.32	20,610,537	(2)
________________________
(1)    Includes all vested and unvested stock options outstanding of 17,839,333 and restricted stock and performance units outstanding of 1,153,784. The weighted average exercise price does not take into account restricted stock units. In addition, the weighted average remaining contractual life of the Company's outstanding exercisable stock options and SARs at December 31, 2020 was 4.7 years.
(2)    Includes 2,267,676 common shares remaining available for future issuance under our Employee Share Purchase Plan and 18,342,861 common shares remaining available for future issuance under our equity compensation plans. Shares available for future issuance under our equity compensation plans may be issued in the form of stock options, SARs, restricted shares, restricted share units payable in common shares or cash, share awards in lieu of cash awards, dividend equivalents, performance shares and performance units and other share-based awards. In addition, 5,381,100 common shares, or 26.1% of the 20,610,537 common shares remaining available for future issuance may be issued in connection with full value awards (i.e., awards other than stock options or SARs).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2020, which Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be included in our Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC no later than 120 days after the end of the Company’s fiscal year ended on December 31, 2020, which Proxy Statement is incorporated by reference.

ARCH CAPITAL	162	2020 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.
1.Financial Statements
    Included in Part II – see Item 8 of this report.
2.Financial Statement Schedules
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

ARCH CAPITAL	163	2020 FORM 10-K

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
1.1	Purchase Agreement, dated as of June 23, 2020, by and among Arch Capital Group Ltd., and Wells Fargo Securities, LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, and Lloyds Securities Inc., as representatives of the underwriters named therein.	8-K	1.1	June 24, 2020
2.1	Agreement and Plan of Merger among Arch Capital Group Ltd., Greysbridge Ltd. and Watford Holdings Ltd., dated October 9, 2020.	8-K	2.1	October 14, 2020
2.2	Amendment No. 1 to Agreement and Plan of Merger among Arch Capital Group Ltd., Greysbridge Ltd., and Watford Holdings Ltd., dated November 2, 2020.	8-K	2.1	November 2, 2020
3.1	Memorandum of Association of ACGL	S-4	3.1	September 8, 2000
3.2	Bye-Laws of ACGL	10-Q	3	August 5, 2016
3.3	ACGL Certificate of Deposit of Memorandum of Increase of Share Capital	10-K	3.3	February 28, 2011
4.1.1	Certificate of Designations of Series E Non-Cumulative Preferred Shares	8-K	4.1	September 29, 2016
4.1.2	Certificate of Designations of Series F Non-Cumulative Preferred Shares	8-K	4.1	August 17, 2017
4.2.1	Specimen Common Share Certificate	10-K405	4.1	April 2, 2001
4.2.2	Specimen Series E Non-Cumulative Preferred Share Certificate	8-K	4.2	September 29, 2016
4.2.3	Specimen Series F Non-Cumulative Preferred Share Certificate	8-K	4.2	August 17, 2017
4.3.1	Indenture, dated as of May 4, 2004, between ACGL, as issuer, and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank) (“JPMCB”), as trustee	8-K	4.1	June 30, 2020
4.3.2	First Supplemental Indenture, dated as of May 4, 2004, between ACGL, as issuer, and JPMCB, as trustee	8-K	99.3	May 7, 2004
4.3.3	Second Supplemental Indenture, dated as of June 30, 2020, by and between Arch Capital Group Ltd. and The Bank of New York Mellon (including the form of Global Notes for the Notes).	8-K	4.2	June 30, 2020
4.4.1	Indenture, dated as of December 13, 2013, among Arch Capital Group (U.S.) Inc. (“Arch U.S.”), as issuer, ACGL, as guarantor, and The Bank of New York Mellon (“BNYM”), as trustee	8-K	4.1	December 13, 2013
4.4.2	First Supplemental Indenture, dated as of December 13, 2013, among Arch U.S., as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 13, 2013
4.4.3	Second Supplemental Indenture, dated as of May 10, 2018, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	May 15, 2018
4.5.1	Deposit Agreement, dated September 29, 2016, between ACGL, as issuer, and American Stock Transfer & Trust Company, LLC (“AST”), as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	September 29, 2016
4.5.2	Deposit Agreement, dated August 17, 2017, between ACGL, as issuer, and AST, as depositary, registrar and transfer agent and as dividend disbursing agent and redemption agent, and the holders from time to time of the depositary receipts	8-K	4.3	August 17, 2017
4.6.1	Form of Depositary Receipt, dated September 29, 2016	8-K	4.4	September 29, 2016
4.6.2	Form of Depositary Receipt, dated August 17, 2017	8-K	4.4	August 17, 2017
4.7.1	Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.1	December 9, 2016
4.7.2	First Supplemental Indenture, dated as of December 8, 2016, among Arch Capital Finance LLC, as issuer, ACGL, as guarantor, and BNYM, as trustee	8-K	4.2	December 9, 2016
4.8	Description of Securities	10-K	4.7	February 28, 2020
10.2.1	Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.7	August 5, 2016
10.2.2	First Amendment to Third Amended and Restated ACGL Incentive Compensation Plan†	10-Q	10.1	May 5, 2017
10.3.1	ACGL 2007 Long Term Incentive and Share Award Plan†	DEF 14A		April 3, 2007
10.3.2	ACGL 2012 Long Term Incentive and Share Award Plan†	DEF 14A		March 27, 2012
10.3.3	ACGL 2015 Long Term Incentive and Share Award Plan†	DEF 14A		March 26, 2015
10.3.4	ACGL 2018 Long Term Incentive and Share Award Plan†	DEF 14A		March 28, 2018
10.3.5	ACGL Amended and Restated 2007 Employee Share Purchase Plan†	DEF 14A		March 23, 2016
10.4.1	Form of Restricted Share Agreement, dated as of May 13, 2015, between ACGL and each of, Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 7, 2015

ARCH CAPITAL	164	2020 FORM 10-K

10.4.2	Form of Restricted Share Agreement, dated as of May 13, 2016, between ACGL and each of Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	August 5, 2016
10.4.3	Form of Restricted Share Agreement, dated as of May 4, 2017, between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.3	August 4, 2017
10.4.4	Form of Restricted Share Agreement, dated as of May 8, 2017, between ACGL and each of Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.4	August 4, 2017
10.4.5	Form of Restricted Share Agreement, dated as of September 19, 2017, between ACGL and each of Nicolas Papadopoulo and Maamoun Rajeh†	10-K	10.4.13	February 28, 2018
10.4.6	Form of Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.3	August 8, 2018
10.4.7	Form of Restricted Share Agreement between ACGL and each of the Non-Employee Directors of ACGL†	10-Q	10.6	August 8, 2018
10.5	Form of Performance Restricted Share Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.5	August 8, 2018
10.6.1	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2015, between ACGL and each of Marc Grandisson and W. Preston Hutchings†	10-Q	10.3	August 7, 2015
10.6.2	Form of Non-Qualified Stock Option Agreement, dated as of May 13, 2016, between ACGL and each of Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 5, 2016
10.6.3	Form of Non-Qualified Stock Option Agreement, dated as of May 8, 2017, between ACGL and each of Marc Grandisson, W. Preston Hutchings, Nicolas Papadopoulo, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.5	August 4, 2017
10.6.4	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Maamoun Rajeh†	10-K	10.5.6	February 28, 2018
10.6.5	Non-Qualified Stock Option Agreement, dated as of September 19, 2017, between ACGL and Nicolas Papadopoulo†	10-K	10.5.7	February 28, 2018
10.6.6	Form of Non-Qualified Stock Option Agreement for Named Executive Officers and certain Executive Officers of ACGL and subsidiaries†	10-Q	10.4	August 8, 2018
10.6.7	Non-Qualified Stock Option Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	10-Q	10.5	May 9, 2018
10.7.1	Form of Share Appreciation Right Agreement, dated as of May 9, 2008, between ACGL and each of, John D. Vollaro, Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.1	November 10, 2008
10.7.2	Form of Share Appreciation Right Agreement, dated as of May 6, 2009, between ACGL and each of Marc Grandisson, W. Preston Hutchings and John D. Vollaro†	10-K	10.12.4	February 26, 2010
10.7.3	Form of Share Appreciation Right Agreement, dated as of May 5, 2010, between ACGL and each of Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.4	November 8, 2010
10.7.4	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Marc Grandisson†	10-Q	10.7	November 8, 2011
10.7.5	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and W. Preston Hutchings†	10-Q	10.9	November 8, 2011
10.7.6	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Louis T. Petrillo†	10-Q	10.12	November 8, 2011
10.7.7	Share Appreciation Right Agreement, dated as of May 6, 2011, between ACGL and Maamoun Rajeh†	10-Q	10.1	November 3, 2017
10.7.8	Share Appreciation Right Agreement, dated as of May 9, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.2	November 3, 2017
10.7.9	Form of Share Appreciation Right Agreement, dated as of May 9, 2012, between ACGL and each of Marc Grandisson, W. Preston Hutchings and Louis T. Petrillo†	10-Q	10.3	November 9, 2012
10.7.10	Share Appreciation Right Agreement, dated as of July 1, 2012 between ACGL and Maamoun Rajeh†	10-Q	10.4	November 3, 2017
10.7.11	Form of Share Appreciation Right Agreement, dated as of November 12, 2012, between ACGL and each of Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 9, 2013
10.7.12	Form of Share Appreciation Right Agreement, dated as of May 9, 2013, between ACGL and each of Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.2	November 8, 2013
10.7.13	Form of Share Appreciation Right Agreement, dated as of May 13, 2014, between ACGL and each of Marc Grandisson, W. Preston Hutchings, Maamoun Rajeh and Louis T. Petrillo†	10-Q	10.3	August 8, 2014
10.7.14	Share Appreciation Right Agreement, dated as of July 1, 2014, between ACGL and Maamoun Rajeh†	10-Q	10.15	November 3, 2017

ARCH CAPITAL	165	2020 FORM 10-K

10.7.15	Share Appreciation Right Agreement, dated as of November 6, 2014, between ACGL and Marc Grandisson†	10-Q	10.2	May 8, 2015
10.8.1	Employment Agreement, dated as of October 27, 2008, between ACGL and John D. Vollaro†	8-K	10.1	October 28, 2008
10.8.2	Amendment to Employment Agreement, dated February 27, 2015, between ACGL and John D. Vollaro†	10-Q	10.1	May 8, 2015
10.8.3	Second Amendment to Employment Agreement, dated as of January 1, 2018, between ACGL and John D. Vollaro†	10-Q	10.1	May 9, 2018
10.9	Employment Agreement, dated as of February 1, 2018, between ACGL and W. Preston Hutchings†	10-Q	10.2	August 8, 2018
10.10	Amendment to Employment Agreement, dated November 2, 2020, between ACGL and W. Preston Hutchings†	10-K			X
10.11	Employment Agreement, dated as of September 19, 2017 between ACGL and Maamoun Rajeh†	10-Q	10.26	November 3, 2017
10.12	Employment Agreement, dated as of September 19, 2017 between ACGL and Nicholas Papadopoulo†	10-Q	10.27	November 3, 2017
10.13	Employment Agreement, dated as of May 25, 2018, between ACGL and François Morin†	8-K/A	10.1	July 26, 2018
10.14	Employment Agreement, dated as of April 9, 2018, between ACGL and Marc Grandisson†	8-K/A	10.1	April 11, 2018
10.15	Employment Agreement, dated as of November 13, 2018, between Arch Capital Services Inc. and Louis Petrillo†	10-K	10.16	February 28, 2019
10.16	Employment Agreement dated as of October 1,2019 between Arch Capital Group Ltd. and David Gansberg †	10-K	10.16	February 28, 2020
10.17	Arch U.S. Executive Supplemental Non-Qualified Savings and Retirement Plan†	10-K	10.24	March 2, 2009
10.18	Third Amended and Restated Credit Agreement, dated as of December 17,2019, by and among ACGL, certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto	8-K	10.1	December 18, 2019
10.19	Voting and Support Agreement among Watford Holdings Ltd., Arch Reinsurance Ltd. and Gulf Reinsurance Ltd. dated October 9, 2020.	8-K	10.1	October 14, 2020
21	Subsidiaries of Registrant				X
23	Consent of PricewaterhouseCoopers LLP				X
24	Power of Attorney				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from ACGL’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements				X
104	Cove Page Interactive Data File (embedded within the Inline XBRL document)
†    Management contract or compensatory plan or arrangement.

ARCH CAPITAL	166	2020 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CAPITAL GROUP LTD. (Registrant)
By:	/s/ Marc Grandisson
	Name:	Marc Grandisson
	Title:	Chief Executive Officer (Principal Executive Officer)
February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Grandisson
Marc Grandisson	Chief Executive Officer (Principal Executive Officer)	February 26, 2021

/s/ François Morin
François Morin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer	February 26, 2021

*
John M. Pasquesi	Chairman of the Board	February 26, 2021

*
John L. Bunce, Jr.	Director	February 26, 2021

*
Eric W. Doppstadt	Director	February 26, 2021

*
Laurie S. Goodman	Director	February 26, 2021

ARCH CAPITAL	167	2020 FORM 10-K

Name	Title	Date

*
Moira Kilcoyne	Director	February 26, 2021

*
Louis J. Paglia	Director	February 26, 2021

*
Brian S. Posner	Director	February 26, 2021

*
Eugene S. Sunshine	Director	February 26, 2021

*
John D. Vollaro	Director	February 26, 2021

*
Thomas R. Watjen	Director	February 26, 2021

___________________
*    By François Morin, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ François Morin
Name:	François Morin Attorney-in-Fact

ARCH CAPITAL	168	2020 FORM 10-K

SCHEDULE II

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in thousands)

Balance Sheet
(Parent Company Only)

	December 31,
	2020	2019
Assets
Total investments	$172	$42
Cash	18,932	18,113
Investments in subsidiaries	14,377,529	11,786,861
Due from subsidiaries and affiliates	—	17
Other assets	18,390	20,461
Total assets	$14,415,023	$11,825,494

Liabilities
Senior notes	$1,285,867	$297,254
Due to subsidiaries and affiliates	—	—
Other liabilities	23,270	30,869
Total liabilities	1,309,137	328,123

Shareholders' Equity
Non-cumulative preferred shares	780,000	780,000
Common shares ($0.0011 par, shares issued: 579,000,841 and 574,617,195)	643	638
Additional paid-in capital	1,977,794	1,889,683
Retained earnings	12,362,463	11,021,006
Accumulated other comprehensive income (loss), net of deferred income tax	488,895	212,091
Common shares held in treasury, at cost (shares: 172,280,199 and 168,997,994)	(2,503,909)	(2,406,047)
Total shareholders' equity	$13,105,886	$11,497,371
Total liabilities and shareholders' equity	$14,415,023	$11,825,494

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	169	2020 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in thousands)

Statement of Income
(Parent Company Only)

	Year Ended
	December 31,
	2020	2019	2018

Revenues
Net investment income	$53	$212	$49
Net realized gains (losses)	(2,110)	—	29
Other income (loss)	(437)	(762)	1,918
Total revenues	(2,494)	(550)	1,996

Expenses
Corporate expenses	65,566	62,701	64,279
Interest expense	40,445	22,154	22,147
Net foreign exchange (gains) losses	3	1	30
Total expenses	106,014	84,856	86,456

Income (loss) before income taxes	(108,508)	(85,406)	(84,460)
Income tax (expense) benefit	—	—	—
Income (loss) before equity in net income of subsidiaries	(108,508)	(85,406)	(84,460)
Equity in net income of subsidiaries	1,514,029	1,721,725	842,431
Net income available to Arch	1,405,521	1,636,319	757,971
Preferred dividends	(41,612)	(41,612)	(41,645)
Loss on redemption of preferred shares	—	—	(2,710)
Net income available to Arch common shareholders	$1,363,909	$1,594,707	$713,616

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	170	2020 FORM 10-K

SCHEDULE II
(continued)

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(U.S. dollars in thousands)

Statement of Cash Flows
(Parent Company Only)

	Year Ended
	December 31,
	2020	2019	2018

Operating Activities:
Net Cash Provided By Operating Activities	$124,751	$52,487	$324,319

Investing Activities:
Net (purchases) sales of short-term investments	(130)	61	96,476
Capital contributed to subsidiaries	(988,975)	(2,121)	—
Purchase of fixed assets	(15)	(162)	(110)
Other	—	—	(4)
Net Cash Used For Investing Activities	(989,120)	(2,222)	96,362

Financing Activities:
Purchases of common shares under share repurchase program	(83,472)	(2,871)	(282,762)
Proceeds from common shares issued, net	1,876	6,203	(7,608)
Redemption of preferred shares	—	—	(92,555)
Proceeds from borrowings	988,393	—	—
Preferred dividends paid	(41,612)	(41,612)	(41,645)
Net Cash Used For Financing Activities	865,185	(38,280)	(424,570)

Increase (decrease) in cash and restricted cash	816	11,985	(3,889)
Cash and restricted cash, beginning of year	18,144	6,159	10,048
Cash and restricted cash, end of period	$18,960	$18,144	$6,159

The financial information for the parent company (Arch Capital Group Ltd.) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

ARCH CAPITAL	171	2020 FORM 10-K

SCHEDULE III

ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(U.S. dollars in thousands)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
December 31, 2020
Insurance	$254,833	$8,989,930	$2,334,225	$2,871,420	NM	$2,092,453	$418,483	$489,153	$3,162,907
Reinsurance	278,422	5,027,742	1,356,983	2,162,229	NM	1,628,320	354,048	168,011	2,457,370
Mortgage	203,748	976,673	740,043	1,397,935	NM	528,344	134,240	162,202	1,279,850
Other	53,705	1,519,583	407,714	560,351	NM	440,482	98,071	55,810	537,589
Total	$790,708	$16,513,928	$4,838,965	$6,991,935	NM	$4,689,599	$1,004,842	$875,176	$7,437,716
December 31, 2019
Insurance	$188,684	$7,900,328	$1,991,496	$2,397,080	NM	$1,615,475	$361,614	$454,770	$2,641,726
Reinsurance	197,856	4,270,013	971,776	1,466,389	NM	1,011,329	239,032	141,484	1,602,723
Mortgage	182,816	457,872	937,370	1,366,340	NM	53,513	134,319	153,092	1,261,756
Other	64,044	1,263,629	438,907	556,689	NM	453,135	105,980	51,651	532,862
Total	$633,400	$13,891,842	$4,339,549	$5,786,498	NM	$3,133,452	$840,945	$800,997	$6,039,067
December 31, 2018
Insurance	$152,360	$7,093,018	$1,549,183	$2,205,661	NM	$1,520,680	$349,702	$364,138	$2,212,125
Reinsurance	166,276	3,215,909	710,774	1,261,216	NM	846,882	211,280	133,350	1,372,572
Mortgage	170,080	511,610	1,103,565	1,186,236	NM	81,289	118,595	142,432	1,157,875
Other	80,858	1,032,760	390,114	578,862	NM	441,255	125,558	37,889	604,175
Total	$569,574	$11,853,297	$3,753,636	$5,231,975	NM	$2,890,106	$805,135	$677,809	$5,346,747
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

ARCH CAPITAL	172	2020 FORM 10-K

SCHEDULE IV
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
REINSURANCE
(U.S. dollars in thousands)

	Gross Amount	Ceded to Other Companies (1)	Assumed From Other Companies (1)	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2020
Premiums Written:
Insurance	$4,659,416	$(1,525,655)	$29,146	$3,162,907	0.9%
Reinsurance	305,435	(1,014,716)	3,166,651	2,457,370	128.9%
Mortgage	1,192,316	(194,149)	281,683	1,279,850	22.0%
Other	396,743	(190,957)	331,803	537,589	61.7%
Total	$6,553,910	$(2,650,352)	$3,534,158	$7,437,716	47.5%
Year Ended December 31, 2019
Premiums Written:
Insurance	$3,879,752	$(1,266,267)	$28,241	$2,641,726	1.1%
Reinsurance	238,229	(720,500)	2,084,994	1,602,723	130.1%
Mortgage	1,224,373	(204,509)	241,892	1,261,756	19.2%
Other	339,169	(222,019)	415,712	532,862	78.0%
Total	$5,681,523	$(2,099,893)	$2,457,437	$6,039,067	40.7%
Year Ended December 31, 2018
Premiums Written:
Insurance	$3,232,234	$(1,050,207)	$30,098	$2,212,125	1.4%
Reinsurance	213,809	(539,950)	1,698,713	1,372,572	123.8%
Mortgage	1,139,099	(202,833)	221,609	1,157,875	19.1%
Other	253,760	(130,840)	481,255	604,175	79.7%
Total	$4,838,902	$(1,614,257)	$2,122,102	$5,346,747	39.7%
(1)    Certain amounts included in the gross premiums written of each segment are related to intersegment transactions and are included in the gross premiums written of each segment. Accordingly, the sum of gross premiums written for each segment does not agree to the total gross premiums written as shown in the table above due to the elimination of intersegment transactions in the total.

ARCH CAPITAL	173	2020 FORM 10-K

SCHEDULE VI
ARCH CAPITAL GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(U.S. dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred Related to		Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							(a) Current Year	(b) Prior Years
Consolidated Subsidiaries
2020	$790,708	$16,513,929	$23,326	$4,838,965	$6,991,935	$519,608	$4,851,051	$(161,452)	$1,004,842	$2,661,117	$7,437,716
2019	633,400	13,891,842	22,012	4,339,549	5,786,498	627,738	3,297,037	(163,585)	840,945	2,383,255	6,039,067
2018	569,574	11,853,297	21,145	3,753,636	5,231,975	563,633	3,162,818	(272,712)	805,135	2,206,164	5,346,747

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

ARCH CAPITAL	174	2020 FORM 10-K